Form 10-Q
period 2007-06-30
TechTarget Inc
filed 2007-08-14
CIK 1293282

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-33472

TECHTARGET, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-3483216
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

117 Kendrick Street, Suite 800
Needham, Massachusetts 02494
(Address of principal executive offices) (zip code)

(781) 657-1000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒  Yes       ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

As of June 30, 2007, there were 40,310,364 shares of the registrant’s common stock, par value $0.001, outstanding.

TECHTARGET, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
TECHTARGET, INC.
Consolidated Balance Sheets
 (In thousands, except share and per share data)

	June 30,	December 31,
	2007	2006
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$32,483	$30,830
Short-term investments	70,310	-
Accounts receivable, net of allowance for doubtful accounts of $577 and $580 as of June 30, 2007 and December 31, 2006, respectively.	13,359	12,096
Prepaid expenses and other current assets	4,243	952
Deferred tax assets	1,047	1,784
Total current assets	121,442	45,662

Property and equipment, net	3,515	2,520
Goodwill	43,225	36,190
Intangible assets, net of accumulated amortization	13,259	6,066
Other assets	68	854
Deferred tax assets	1,614	1,355

Total assets	$183,123	$92,647

Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities:
Current portion of bank term loan payable	3,000	3,000
Accounts payable	3,469	2,928
Income taxes payable	-	1,854
Accrued expenses and other current liabilities	1,324	1,904
Accrued compensation expenses	1,310	2,322
Deferred revenue	5,616	2,544
Total current liabilities	14,719	14,552

Long-term liabilities:
Other liabilities	448	555
Bank term loan payable, net of current portion	4,500	6,000
Total liabilities	19,667	21,107

Commitments (Note 8)	-	-

Redeemable convertible preferred stock:
Series A redeemable convertible preferred stock - $0.001 par value; 36,009,488 shares authorized; 35,879,971 shares issued and outstanding, liquidation preference of $30,656 at December 31, 2006	-	30,468
Series B redeemable convertible preferred stock - $0.001 par value; 51,470,588 shares authorized; 51,470,588 shares issued and outstanding, liquidation preference of $88,296 at December 31, 2006	-	88,260
Series C redeemable convertible preferred stock - $0.001 par value; 10,141,302 shares authorized; 10,141,302 shares issued and outstanding, liquidation preference of $18,058 at December 31, 2006	-	18,038
Total redeemable convertible preferred stock	-	136,766

Stockholders' equity (deficit):
Preferred stock, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value per share, 100,000,000 shares authorized; 40,310,364 and 7,969,830 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	40	32
Additional paid-in capital	197,239	-
Warrants	411	105
Accumulated other comprehensive loss	(23)	(56)
Accumulated deficit	(34,211)	(65,307)
Total stockholders' equity (deficit)	163,456	(65,226)

Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$183,123	$92,647

See accompanying notes.

TECHTARGET, INC.
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(unaudited)
Revenues:
Online	$16,330	$12,812	$30,039	$23,187
Events	6,350	5,742	9,289	8,069
Print	1,924	2,163	3,621	4,372
Total revenues	24,604	20,717	42,949	35,628

Cost of revenues:
Online (1)	3,900	2,992	7,425	5,613
Events (1)	2,410	1,735	3,782	3,009
Print (1)	999	1,423	2,128	2,830
Total cost of revenues	7,309	6,150	13,335	11,452

Gross profit	17,295	14,567	29,614	24,176

Operating expenses:
Selling and marketing (1)	6,388	5,191	12,540	9,623
Product development (1)	1,596	1,559	3,344	3,123
General and administrative (1)	2,943	2,084	5,553	3,875
Depreciation	364	238	694	456
Amortization of intangible assets	1,041	1,424	1,800	2,508
Total operating expenses	12,332	10,496	23,931	19,585

Operating income	4,963	4,071	5,683	4,591

Interest income (expense):
Interest income	655	410	1,015	857
Interest expense	(278)	(368)	(705)	(719)
Total interest income (expense)	377	42	310	138

Income before provision for income taxes	5,340	4,113	5,993	4,729

Provision for income taxes	2,626	1,739	2,962	1,914

Net income	$2,714	$2,374	$3,031	$2,815

Net income (loss) per common share:
Basic	$0.06	$(0.03)	$(0.06)	$(0.32)
Diluted	$0.05	$(0.03)	$(0.06)	$(0.32)

Weighted average common shares outstanding:
Basic	24,295,344	7,857,985	16,246,313	7,735,303
Diluted	27,243,822	7,857,985	16,246,313	7,735,303

(1) Amounts include stock-based compensation expense as follows:
Cost of online revenue	$70	$5	$140	$5
Cost of events revenue	11	2	23	2
Cost of print revenue	10	1	19	1
Selling and marketing	588	20	1,124	20
Product development	73	6	146	6
General and administrative	446	2	817	30

See accompanying notes.

TECHTARGET, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2007	2006
	(unaudited)
Operating Activities
Net income	$3,031	$2,815
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,494	2,964
Provision for bad debt	61	115
Stock-based compensation	2,269	64
Non-cash interest expense	310	(11)
Deferred tax benefit	478	427
Excess tax benefit - stock options	(2,295)	-
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	(1,325)	(1,515)
Prepaid expenses and other current assets	(948)	(602)
Other assets	783	44
Accounts payable	541	(574)
Income taxes payable	(1,854)	96
Accrued expenses and other current liabilities	(580)	(284)
Accrued compensation expenses	(1,012)	(796)
Deferred revenue	3,072	2,550
Other liabilities	(74)	(27)
Net cash provided by operating activities	4,951	5,266

Investing activities
Purchases of property and equipment, and other assets	(1,689)	(753)
Purchases of short-term investments	(126,100)	-
Sales of short-term investments	55,790	-
Acquisition of assets	(1,013)	-
Acquisition of businesses, net of cash acquired	(15,015)	(15,017)
Net cash used in investing activities	(88,027)	(15,770)

Financing activities
Proceeds from revolving credit facility	12,000	-
Payments made on revolving credit facility	(12,000)	-
Payments on bank term loan payable	(1,500)	(1,500)
Proceeds from initial public offering, net of stock issuance costs	83,161	-
Excess tax benefit - stock options	2,295	-
Proceeds from exercise of warrants and stock options	773	731
Net cash provided by (used in) financing activities	84,729	(769)

Net increase (decrease) in cash and cash equivalents	1,653	(11,273)
Cash and cash equivalents at beginning of period	30,830	46,879

Cash and cash equivalents at end of period	$32,483	$35,606

Cash paid for interest	$361	$704
Cash paid for taxes	$3,736	$1,390

See accompanying notes.

TECHTARGET, INC.
Notes to Consolidated Financial Statements
(In thousands, except share and per share data)

1. Organization and Summary of Significant Accounting Policies

The Company

TechTarget, Inc. (the Company) is a leading provider of specialized online content that brings together buyers and sellers of corporate information technology, or IT, products. The Company sells customized marketing programs that enable IT vendors to reach corporate IT decision makers who are actively researching specific IT purchases.  TechTarget, Inc. is a Delaware corporation that was incorporated on September 14, 1999.

The Company's integrated content platform consists of a network of 41 websites that are complemented with targeted in-person events and three specialized IT magazines. Throughout all stages of the purchase decision process, these content offerings meet IT professionals' needs for expert, peer and IT vendor information, and provide a platform on which IT vendors can launch targeted marketing campaigns that generate measurable, high return on investment, or ROI. Based upon the logical clustering of users' respective job responsibilities and the marketing focus of the products that the Company's customers are advertising, content offerings are currently categorized across eleven distinct media groups:
Application Development; Channel; CIO and IT Management; Data Center; Enterprise Applications; Laptops and Mobile Technology; Networking; Security; Storage; Vertical Software; and Windows and Distributed Computing.

Stock Offering

In May 2007, the Company completed its initial public offering (IPO) of 8,855,000 shares of its common stock, of which 7,072,097 shares were sold by the Company and 1,782,903 shares were sold by certain of the Company’s existing shareholders at a price to the public of $13.00 per share.  The Company raised a total of $91,937 in gross proceeds from the offering, or $83,161 in net proceeds after deducting underwriting discounts and commissions of $6,436 and other offering costs of approximately $2,340. Upon the closing of the offering, all shares of the Company’s redeemable convertible preferred stock automatically converted into 24,372,953 shares of common stock.

Reverse Stock Split

On April 26, 2007, the Company's board of directors approved a 1-for-4 reverse stock split of the Company's outstanding common stock. The reverse stock split became effective immediately and all common share and per share amounts in the accompanying consolidated financial statements and notes to the consolidated financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split.

Unaudited Interim Financial Information

The accompanying interim consolidated financial statements are unaudited.  These financial statements and notes should be read in conjunction with the audited consolidated financial statements and related notes, together with management’s discussion and analysis of financial condition and results of operations, contained in the Company’s Registration Statement on Form S-1 (File No. 333-140503), which is on file with the Securities and Exchange Commission (SEC).

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations.   In the opinion of management, the unaudited interim consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements in the Company’s Registration Statement on Form S-1 (File No. 333-140503), and include all adjustments (consisting of normal, recurring adjustments) necessary for the fair presentation of the Company's financial position at June 30, 2007, results of operations for the three and six months ended June 30, 2007 and 2006, and cash flows for the six months ended June 30, 2007 and 2006.  The interim periods are not necessarily indicative of results to be expected for any other interim periods or for the full year.

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Bitpipe, Inc., TechTarget Securities Corporation and TechTarget, Ltd. Bitpipe, Inc. is a leading provider of in-depth IT content including white papers, product literature, and case studies from IT vendors. TechTarget Securities Corporation is a Massachusetts Securities Corporation incorporated in 2004. TechTarget, Ltd. is a subsidiary doing business principally in the United Kingdom.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. accounting principles generally accepted requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company generates substantially all of its revenue from the sale of targeted advertising campaigns that are delivered via its network of websites, events and print publications.   Revenue is recognized in accordance with Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, and Financial Accounting Standards Board’s (FASB) Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements With Multiple Deliverables.  Revenue is recognized only when the service has been provided and when there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the receivable is reasonably assured.

Online media.   Revenue for online media offerings is recognized for specific online media offerings as follows:

-  White Papers.  White paper revenue is recognized ratably over the period in which the white paper is available on the Company’s websites.

-  Webcasts and Podcasts.  Webcast revenue is recognized in the period in which the webcast occurs.  Podcast revenue is recognized in the period in which it is first posted and becomes available on the Company’s websites.

-  Software Package Comparisons.  Software package comparison revenue is recognized ratably over the period in which the software information is available on the Company’s websites.

-  Dedicated E-mails, E-mail Newsletters.  Dedicated e-mail and e-newsletter revenue is recognized in the period in which the e-mail or e-newsletter is sent to registered members.

-  List Rentals.  List rental revenue is recognized in the period in which the e-mails are sent to the list of registered members.

-  Banners.  Banner revenue is recognized in the period in which the banner impressions occur.

While each online media offering can be sold separately, most of the Company’s online media sales involve multiple online offerings.  At inception of the arrangement the Company evaluates the deliverables to determine whether they represent separate units of accounting under EITF Issue No. 00-21.  Deliverables are deemed to be separate units of accounting if all of the following criteria are met: the delivered item has value to the customer on a standalone basis; there is objective and reliable evidence of the fair value of the item(s); and delivery or performance of the item(s) is considered probable and substantially in the Company's control.  The Company allocates revenue to each unit of accounting in a transaction based upon its fair value as determined by vendor objective evidence.  Vendor objective evidence of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those online media offerings when sold to other similar customers.  If vendor objective evidence of fair value has not been established for all items under the arrangement, no allocation can be made, and the Company recognizes revenue on all online media offerings over the term of the arrangement.

The Company offers customers the ability to purchase integrated ROI program offerings, which can include any of its online media offerings packaged together to address the particular customer's specific advertising requirements. As part of these offerings, the Company will guarantee a minimum number of qualified sales leads to be delivered over the course of the advertising campaign. Throughout the advertising campaign, revenue is recognized as individual offerings are delivered, and the lead guarantee commitments are closely monitored to assess campaign performance. If the minimum number of qualified sales leads is not met by the scheduled completion date of the advertising campaign, the campaign is extended and the Company will extend the period over which it recognizes revenue. In accordance with EITF Issue No. 00-21, revenue is deferred for any undelivered offerings equal to a pro-rata amount of the fair value of the additional media offerings as compared to the total combined value of the original contract and the fair value of the additional media offerings. The fair value of the additional media offerings is determined based on standard rate card pricing for each of the additional media offerings. The Company estimates the additional media offerings to be delivered during the extended period based on historical lead generation performance for each of the offerings. The Company has managed and completed over 1,000 integrated ROI program offerings since 2004, which it feels provides a reasonable basis to establish these estimates.  During the twelve months ended June 30, 2007, lead shortfalls for integrated ROI program offerings were satisfied within an average extended period of forty-five days.

As of June 30, 2007, substantially all of the integrated ROI program offerings that had a guaranteed minimum number of qualified sales leads had been delivered within the original contractual term.  Standard contractual terms and conditions for integrated ROI program offerings allow for the Company to extend advertising campaigns in order to satisfy lead shortfalls. When lead shortfalls are unable to be satisfied within a mutually agreed-upon extended period, the Company recognizes revenue equal to, and the customer is only responsible for paying, a pro rata amount based on the actual number of leads delivered compared to the number of leads originally guaranteed. Historically, lead guarantees associated with integrated ROI program offerings have not required the Company to refund or extend payment terms to customers, nor have they resulted in deferral of a material amount of revenue outside of the original contractual term of the advertising campaign.

Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue.

Event sponsorships.  Sponsorship revenues from events are recognized upon completion of the event in the period that the event occurs.  Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue.  The majority of the Company’s events are free to qualified attendees, however certain of the Company’s events are based on a paid attendee model.  Revenue is recognized for paid attendee events upon completion of the event and receipt of payment from the attendee.   Deferred revenue relates to collection of the attendance fees in advance of the event.

Print publications.  Advertising revenues from print publications are recognized at the time the applicable publication is distributed.  Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue.

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, a term loan payable and an interest rate swap.  The carrying value of these instruments approximates their estimated fair values.

Long-lived Assets

Long-lived assets consist of property and equipment, goodwill and other intangible assets.  Goodwill and other intangible assets arise from acquisitions and are recorded in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. In accordance with this statement, a specifically identified intangible asset must be recorded as a separate asset from goodwill if either of the following two criteria is met: (1) the intangible asset acquired arises from contractual or other legal rights; or (2) the intangible asset is separable. Accordingly, intangible assets consist of specifically identified intangible assets. Goodwill is the excess of any purchase price over the estimated fair market value of net tangible assets acquired not allocated to specific intangible assets.

As required by SFAS No. 142, goodwill and indefinite-lived intangible assets are not amortized, but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life are amortized over their useful lives using the straight-line method over periods generally ranging from one to six years, and are reviewed for impairment when events or changes in circumstances suggest that the assets may not be recoverable under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company performs its annual test of impairment of goodwill on December 31st of each year, and whenever events or changes in circumstances suggest that the carrying amount may not be recoverable.  Based on this evaluation, the Company believes that, as of each of the balance sheet dates presented, none of the Company’s goodwill or other long-lived assets was impaired.

Internal Use Software and Website Development Costs

The Company accounts for website development costs according to the guidance in the EITF Issue No. 00-2, Accounting for Web Site Development Costs, which requires that costs incurred during the development of website applications and infrastructure involving developing software to operate a website be capitalized.  Additionally, all costs relating to internal use software are accounted for under Statement of Position (SOP) 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use.  The estimated useful life of costs capitalized is evaluated for each specific project.  Capitalized internal use software and website development costs are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  An impairment loss shall be recognized only if the carrying amount of the asset is not recoverable and exceeds its fair value.  The Company capitalized internal-use software and website development costs of $402 and $74 for the three months ended June 30, 2007 and 2006, respectively, and $698 and $180 for the six months ended June 30, 2007 and 2006, respectively.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which is the asset and liability method for accounting and reporting for income taxes. Under SFAS No. 109, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. In addition, SFAS No. 109 requires a valuation allowance against net deferred tax assets if, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition and measurement method of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company adopted the provisions of FIN 48 effective January 1, 2007. In accordance with FIN 48, the Company recognizes any interest and penalties related to unrecognized tax benefits in income tax expense.

Stock-Based Compensation

At June 30, 2007, the Company had two stock-based employee compensation plans which are more fully described in Note 9.  Through December 31, 2005, the Company accounted for its stock-based awards to employees using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Under the intrinsic value method, compensation expense is measured on the date of the grant as the difference between the deemed fair value of our common stock and the exercise or purchase price multiplied by the number of shares subject to stock options or the number of shares of restricted stock awards granted.

Through December 31, 2005, the Company accounted for stock-based compensation expense for non-employees using the fair value method prescribed by SFAS, No. 123 and the Black-Scholes option-pricing model, and recorded the fair value of non-employee stock options as an expense over the vesting term of the option.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. The Company adopted SFAS No. 123(R) effective January 1, 2006.  SFAS No. 123(R) requires nonpublic companies that used the minimum value method under SFAS No. 123 for either recognition or pro forma disclosures to apply SFAS No. 123(R) using the prospective-transition method.  As such, the Company will continue to apply APB Opinion No. 25 in future periods to equity awards outstanding at the date of adoption of SFAS No. 123(R) that were measured using the minimum value method.  In accordance with SFAS No. 123(R), the Company will recognize the compensation cost of employee stock-based awards in the statement of operations using the straight line method over the vesting period of the award. Effective with the adoption of SFAS No. 123(R), the Company has elected to use the Black-Scholes option pricing model to determine the fair value of stock options granted.

Net Income (Loss) Per Share

As of May 16, 2007, the effective date of the Company's IPO, the Company transitioned from having two classes of equity securities outstanding, common and preferred stock, to a single class of equity securities outstanding, common stock, upon automatic conversion of shares of redeemable convertible preferred stock into shares of common stock.  For the period prior to May 16, 2007, the Company calculated net income (loss) per share in accordance with SFAS No. 128, Earnings Per Share, as clarified by EITF Issue No. 03-6, Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share.  EITF Issue No. 03-6 clarifies the use of the “two-class” method of calculating earnings per share as originally prescribed in SFAS No. 128.  Under the two-class method, basic net income (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted-average number of common shares outstanding for the fiscal period.  Diluted net income (loss) per share is computed using the more dilutive of (a) the two-class method, or (b) the if-converted method.  The Company allocates net income first to preferred stockholders based on dividend rights under the Company’s charter and then to preferred and common stockholders based on ownership interests.  Net losses are not allocated to preferred stockholders.

For the period subsequent to May 16, 2007, the Company has followed SFAS No. 128, Earnings Per Share, which requires that basic EPS be calculated by dividing earnings available to common shareholders for the period by the weighted average number of common shares outstanding.  Diluted EPS is computed using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of potential future issuances of common stock relating to stock option programs and other potentially dilutive securities using the treasury stock method. In calculating diluted EPS, the dilutive effect of stock options is computed using the average market price for the respective period. In addition, under SFAS No. 123(R), the assumed proceeds under the treasury stock method include the average unrecognized compensation expense and assumed tax benefit of stock options that are in-the-money. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of stock options.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 in 2008 will have a material impact on its results of operations or financial position.

In February 2007, the FASB released SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, and is effective for fiscal years beginning after November 15, 2007.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company is currently analyzing the effect, if any, SFAS No. 159 will have on its consolidated financial position and results of operations.

2. Acquisitions

TechnologyGuide.com

On April 26, 2007, the Company acquired substantially all of the assets of TechnologyGuide.com from TechnologyGuide, Inc., which was a privately-held company based in Cincinnati, OH, for $15,000 in cash, plus $15 in acquisition related transaction costs.  TechnologyGuide.com is a website business consisting of a portfolio of five websites; Notebookreview.com, Brighthand.com, TabletPCReview.com, DigitalCameraReview.com and SpotStop.com.  The websites offer independent product reviews, price comparisons, and forum-based discussions for selected technology products.  The acquisition provides the Company with opportunities for growth within the laptop/notebook PC and "smart phone" markets in which it currently does not have a significant presence.

The Company applied the guidance included in EITF Issue No. 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or a Business,  to conclude that the acquisition of TechnologyGuide.com constituted the acquisition of a business.  In connection with this acquisition, the Company recorded $7,035 of goodwill and $7,980 of intangible assets related to developed websites, customer relationships, and non-compete agreements with estimated useful lives ranging from 36 to 72 months.

The estimated fair value of $7,980 of acquired intangible assets is assigned as follows:
		Estimated Fair
	Useful Life	Value
Developed websites intangible asset	72 months	$5,400
Customer relationship intangible asset	60 months	1,790
Non-compete agreements intangible asset	36 months	790

Total intangible assets		$7,980

Management engaged a third party valuation specialist to assist in determining the fair value of the acquired assets of TechnologyGuide.com.  To value the websites and customer relationship intangible assets, an income approach was used, specifically a variation of the discounted cash-flow method.  For the websites intangible asset, expenses and income taxes were deducted from estimated revenues attributable to the existing websites.  For the customer relationship intangible asset, expenses and income taxes were deducted from estimated revenues attributable to the existing customers.  The projected net cash flows for each were then tax affected using an effective rate of 41% and then discounted using a discount rate of 22.3% to determine the value of the intangible assets, respectively.  Additionally, the present value of the sum of projected tax benefits was added to arrive at the total fair value of the intangible assets, respectively.  To value the non-compete agreements a comparative business valuation method was used. Based on non-compete terms of 36 months, management projected net cash flows for the Company with and without the non-compete agreements in place. The present value of the sum of the difference between the net cash flows with and without the non-compete agreements in place was calculated, based on a discount rate of 22.3%.

Results of operations for TechnologyGuide.com have been included in the Company’s results of operations since the acquisition date of April 26, 2007.

2020Software.com

On May 3, 2006, the Company acquired substantially all of the assets associated with 2020Software.com from 20/20 Software, Inc., which was a privately-held company based in Los Angeles, California, for $15,000 in cash, plus $17 in acquisition related transaction costs. The acquisition provides the Company with an opportunity for growth within markets in which it currently does not have a significant presence, primarily vertical software applications and enterprise markets.  At the time of acquisition, 2020Software.com was a website business focused on providing detailed feature-comparison information and access to trial software for businesses seeking trial versions of accounting, customer relationship management and other business software.  Since the acquisition of 2020Software.com, the Company has expanded into additional vertical markets including the retail, manufacturing, construction and medical software markets.

The Company applied the guidance included in EITF Issue No. 98-3 to conclude that the acquisition of 2020Software.com constituted the acquisition of a business. In connection with this acquisition, the Company purchased $397 of accounts receivable, recorded $9,440 of goodwill and recorded $5,180 of intangible assets related to customer relationships, customer order backlog and a non-compete agreement, with estimated useful lives ranging from 12 to 60 months.

The estimated fair value of $5,180 of acquired intangible assets is assigned as follows:

		Estimated Fair
	Useful Life	Value
Customer relationship intangible asset	60 months	$4,170
Non-compete agreement intangible asset	36 months	550
Customer order backlog intangible asset	12 months	460

Total intangible assets		$5,180

The Company engaged a third party valuation specialist to assist management in determining the fair value of the acquired assets of 2020Software.com. To value the customer relationship and backlog intangible assets, an income approach was used, specifically a variation of the discounted cash-flow method. The projected net cash flows for 2020Software.com were tax affected using an effective rate of 40% and then discounted using a discount rate of 20.1% to calculate the value of the customer relationship and backlog intangible assets. Additionally, the present value of the sum of projected tax benefits was added to arrive at the total fair value of the customer relationship and backlog intangible assets. To value the non-compete agreement a comparative business valuation method was used. Based on a non-compete term of 36 months, management projected net cash flows for the Company with and without the non-compete agreement in place. The present value of the sum of the difference between the net cash flows with and without the non-compete agreement in place was calculated, based on a discount rate of 20.1%.

Results of operations for 2020Software.com have been included in the Company’s results of operations since the acquisition date of May 3, 2006.

Pro Forma Results of Operations

The following pro forma results of operations for the three and six months ended June 30, 2007 and 2006 have been prepared as though the acquisitions of TechnologyGuide.com and 2020Software.com had occurred as of January 1, 2006.  This pro forma financial information is not indicative of the results of operations that may occur in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(unaudited)

Pro forma revenues	$24,808	$21,627	$43,808	$37,917

Pro forma net income	$2,395	$2,008	$2,614	$1,920

Pro forma net income (loss) per common share:
Basic	$0.05	$(0.08)	$(0.08)	$(0.43)
Diluted	$0.04	$(0.08)	$(0.08)	$(0.43)

3. Cash, Cash Equivalents and Short-Term Investments

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less at date of purchase.  Cash equivalents are carried at cost, which approximates their fair market value.  Cash and cash equivalents consisted of the following:

	June 30,	December 31,
	2007	2006
	(unaudited)

Cash	$2,272	$3,262
Money market funds	13,064	5,935
Commercial paper	17,147	21,633
Total cash and cash equivalents	$32,483	$30,830

As of June 30, 2007, short-term investments consist of commercial paper corporate debt securities, auction rate securities and variable rate demand notes.  Auction rate securities are variable-rate bonds tied to short-term interest rates with maturities in excess of 90 days.  Interest rates on these securities typically reset through a modified Dutch auction at predetermined short-term intervals, usually every 1, 7, 28 or 35 days.  Variable rate demand notes are long-term, taxable, or tax-exempt bonds issued on a variable rate basis that can be tendered by the Company for purchase at par whenever interest rates reset, usually every 7 days.  Despite the long-term nature of the stated contractual maturities of these variable rate demand notes, the Company has the intent and ability to quickly liquidate these securities.  Auction rate securities and variable rate demand notes are recorded at fair market value, which approximates cost because of their short-term interest rates.  Commercial paper corporate debt securities are securities issued by various highly rated municipalities that have maturities between three and twelve months at date of purchase.

The Company’s short-term investments are accounted for as available for sale securities under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.  These investments are recorded at their estimated fair values, therefore the Company has no unrealized gains or losses from these investments.

Short-term investments consisted of the following:

	June 30,	December 31,
	2007	2006
	(unaudited)

Commercial paper	$6,321	$-
Auction rate securities	43,685	-
Variable rate demand notes	20,304	-
Total short-term investments	$70,310	$-

All income generated from these short-term investments was recorded as interest income.

4. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2007 and for the year ended December 31, 2006 are as follows:

Total

Balance as of December 31, 2005	$26,535
Acquisitions during the period	9,440
Other adjustments	215
Balance as of December 31, 2006	36,190
Acquisitions during the period	7,035
Other adjustments	-
Balance as of June 30, 2007 (unaudited)	$43,225

Intangible assets subject to amortization as of June 30, 2007 and December 31, 2006 consist of the following:

	As of June 30, 2007
	(unaudited)

	Gross Carrying	Accumulated
	Amount	Amortization	Net
Customer, affiliate and advertiser relationships	$13,367	$(7,312)	$6,055
Developed websites, technology and patents	5,976	(641)	5,335
Trademark, trade name and domain name	894	(406)	488
Non-compete agreements	1,675	(294)	1,381

Total intangible assets	$21,912	$(8,653)	$13,259

	As of December 31, 2006

	Gross Carrying	Accumulated
	Amount	Amortization	Net
Customer, affiliate and advertiser relationships	$11,025	$(6,010)	$5,015
Developed websites, technology and patents	576	(400)	176
Trademark, trade name and domain name	768	(321)	447
Non-compete agreements	550	(122)	428

Total intangible assets	$12,919	$(6,853)	$6,066

Intangible assets are amortized over their estimated useful lives, which range from 12 to 72 months, using the straight-line method of amortization, which approximates the estimated pattern of economic use. Amortization expense was $1,041 and $1,424 for the three months ended June 30, 2007 and 2006 respectively, and $1,800 and $2,508 for the six months ended June 30, 2007 and 2006, respectively.  At June 30, 2007, the remaining amortization expense will be recognized over a weighted-average period of approximately 2.7 years.

The Company expects amortization expense of intangible assets to be as follows:

Year Ending December 31,	Total
(unaudited)

2007 (July 1st - December 31st)	$2,192
2008	2,967
2009	2,831
2010	2,361
2011	1,584
2012	1,024
Thereafter	300

Total amortization expense	$13,259

5. Net Income (Loss) Per Share

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per common share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(unaudited)
Numerator:
Net income	$2,714	$2,374	$3,031	$2,815
Allocation of net income to periods (1):
Net income allocable to period during which two classes of equity securities were outstanding	1,372	2,374	1,689	2,815
Net income allocable to period during which one class of equity securities was outstanding	1,342	-	1,342	-
Net income	$2,714	$2,374	$3,031	$2,815

Net income allocable to two class period	$1,372	$2,374	$1,689	$2,815

Accretion of preferred stock dividends	1,336	2,648	3,948	5,267
Undistributed net income allocated to preferred stockholders (2)	27	-	-	-
Net income applicable to preferred stockholders for two class period	1,363	2,648	3,948	5,267

Net loss applicable to common stockholders for two class period	-	(274)	(2,259)	(2,452)
Undistributed net income allocated to common stockholders (2)	9	-	-	-
Net income allocable to one class period	1,342	-	1,342	-
Net income (loss) applicable to common stockholders	$1,351	$(274)	$(917)	$(2,452)

Denominator:
Basic:
Weighted average shares of common stock outstanding	24,295,344	7,857,985	16,246,313	7,735,303

Diluted:
Weighted average shares of common stock outstanding	24,295,344	7,857,985	16,246,313	7,735,303
Effect of potentially dilutive shares	2,948,478	-	-	-
Total weighted average shares of common stock outstanding	27,243,822	7,857,985	16,246,313	7,735,303

Calculation of Net Income (Loss) Per Common Share:
Basic:
Net income (loss) applicable to common stockholders	$1,351	$(274)	$(917)	$(2,452)
Weighted average shares of stock outstanding	24,295,344	7,857,985	16,246,313	7,735,303
Net income (loss) per common share	$0.06	$(0.03)	$(0.06)	$(0.32)

Diluted:
Net income (loss) applicable to common stockholders	$1,351	$(274)	$(917)	$(2,452)
Weighted average shares of stock outstanding	27,243,822	7,857,985	16,246,313	7,735,303
Net income (loss) per common share	$0.05	$(0.03)	$(0.06)	$(0.32)

(1)    As of May 16, 2007, the effective date of the Company's IPO, the Company transitioned from having two classes of equity securities outstanding, common and preferred stock, to a single class of equity securities outstanding, common stock, upon automatic conversion of shares of redeemable convertible preferred stock into shares of common stock.

(2)    For the three months ended June 30, 2007 undistributed net income, which equals a pro-rata allocation of net income for the quarter to the period prior to May 16, 2007 less the accretion of preferred stock dividends for that period, is allocated to preferred and common stockholders based on the pro-rata percentage of weighted average preferred shares outstanding and weighted average common shares outstanding to the total weighted average shares outstanding for the period.

6. Bank Term Loan Payable

In August 2006, the Company entered into a credit agreement (the "Credit Agreement") with Citizens Bank of Massachusetts, which included a $10,000 term loan (the "Term Loan") and a $20,000 revolving credit facility (the "Revolving Credit Facility").  The Revolving Credit Facility matures on August 30, 2011. Unless earlier payment is required by an event of default, all principal and unpaid interest will be due and payable on August 30, 2011. At the Company's option, the Revolving Credit Facility bears interest at either the Prime Rate less 1.00% or the LIBOR rate plus 1.50%. The Company is also required to pay an unused line fee on the daily unused amount of its Revolving Credit Facility at a per annum rate of 0.375%.  The Company borrowed $12,000 against its Revolving Credit Facility in conjunction with the acquisition of TechnologyGuide.com in April 2007.  The entire outstanding balance of $12,000 was repaid in May 2007 with proceeds from the Company’s IPO.  As of June 30, 2007, unused availability under the Revolving Credit Facility totaled $20,000.

The Term Loan requires 39 consecutive monthly principal payments of $250, plus interest, beginning on September 30, 2006 through December 30, 2009. As of June 30, 2007, the outstanding balance due under the Term Loan was $7,500. There was no accrued interest on the Term Loan at June 30, 2007.

In September 2006, the Company entered into an interest rate swap agreement with a commercial bank to mitigate the interest rate fluctuations on the Term Loan. With this interest rate swap agreement in place, the Company has fixed the annual interest rate at 6.98% for the Term Loan. The interest rate swap agreement terminates in December 2009. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the interest rate swap agreement is deemed to be a cash flow hedge and qualifies for special accounting using the shortcut method. Accordingly, changes in the fair value of the interest rate swap agreement are recorded in "accumulated other comprehensive loss" on the consolidated statements of redeemable convertible preferred stock and stockholders' deficit. As of June 30, 2007, the fair value of the cash flow hedge was $23 and is recorded in other liabilities.

Borrowings under the Credit Agreement are collateralized by a security interest in substantially all assets of the Company. Covenants governing the Credit Agreement require the maintenance of certain financial ratios. The Company was in compliance with all financial covenants as of June 30, 2007.

The future maturities of the Term Loan agreement at June 30, 2007 are as follows:
As of June 30,
Year Ending December 31,	2007
(unaudited)

2007 (July 1st - December 31st)	$1,500
2008	3,000
2009	3,000
7,500
Less current portion	(3,000)

$4,500

7. Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income (loss) and its components in financial statements. Comprehensive income (loss) is defined to include all changes in equity during a period, except those resulting from investments by stockholders and distributions to stockholders. For the three and six months ended June 30, 2007 comprehensive income (loss) is the sum of net income and the change in the fair value of the Company's cash flow hedge, as follows:
	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007
	(unaudited)

Net income	$2,714	$3,032
Other comprehensive income:
Change in fair value of cash flow hedge	39	33

Total comprehensive income	$2,753	$3,065

8. Commitments and Contingencies

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At June 30, 2007 and December 31, 2006, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

9. Stock-Based Compensation

Stock Option Plans

In September 1999, the Company approved a stock option plan (the 1999 Plan) that provides for the issuance of up to 12,384,646 shares of common stock incentives.  The 1999 Plan provides for the granting of incentive stock options (ISOs), nonqualified stock options (NSOs), and stock grants. These incentives may be offered to the Company’s employees, officers, directors, consultants, and advisors, as defined.  ISOs may be granted at no less than fair market value on the date of grant, as determined by the Company’s Board of Directors (the Board) (no less than 110% of fair market value on the date of grant for 10% or greater stockholders), subject to limitations, as defined. Each option shall be exercisable at such times and subject to such terms as determined by the Board, generally four years, and shall expire within ten years of issuance.

In April 2007, the Board approved the 2007 Stock Option and Incentive Plan (the 2007 Plan), which was approved by the stockholders and became effective upon the consummation of the Company’s IPO in May 2007. Effective upon the consummation of the IPO, no further awards will be made pursuant to the 1999 Plan, but any outstanding awards under the 1999 Plan will remain in effect and will continue to be subject to the terms of the 1999 Plan.  The 2007 Plan allows the Company to grant ISOs, NSOs, stock appreciation rights, deferred stock awards, restricted stock and other awards.  Under the 2007 Plan, stock options may not be granted at less than fair market value on the date of grant, and all options generally vest over a four year period.  Stock options granted under the 2007 Plan expire no later than ten years after the grant date.  The Company has reserved for issuance an aggregate of 2,911,667 shares of common stock under the 2007 Plan plus an additional annual increase to be added automatically on January 1 of each year, beginning on January 1, 2008, equal to the lesser of (a) 2% of the outstanding number of shares of common stock (on a fully-diluted basis) on the immediately preceding December 31 and (b) such lower number of shares as may be determined by our compensation committee.  The number of shares available for issuance under the 2007 Plan is subject to adjustment in the event of a stock split, stock dividend or other change in capitalization.  Generally, shares that are forfeited or canceled from awards under the 2007 Plan also will be available for future awards.  In addition, shares subject to stock options returned to the 1999 Plan, as a result of their expiration, cancellation or termination, are automatically made available for issuance under the 2007 Plan.  As of June 30, 2007 a total of 2,774,684 shares were available for grant under the 2007 Plan.

Accounting for Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award.  The weighted-average fair values per share of the options granted during the three and six months ended June 30, 2007 and 2006 were $7.70 and $4.66, respectively, utilizing the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Risk-free interest rate	4.61%-5.04%	4.92%	4.61%-5.04%	4.92%
Expected volatility	49%-50%	63%	49%-50%	63%
Expected life	6.25 years	6.25 years	6.25 years	6.25 years
Dividend yield	-%	-%	-%	-%

As there was no public market for the Company’s common stock prior to the Company's IPO in May 2007, and limited historical information on the volatility of its common stock since the date of the Company’s IPO, the Company determined the volatility for options granted in the three and six months ended June 30, 2007 and 2006 based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies for a period equal to the expected life of the option.  The expected life of options has been determined utilizing the "simplified" method as prescribed by the SEC's Staff Accounting Bulletin No. 107, Share-Based Payment.  The risk-free interest rate is based on a zero coupon United States treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas SFAS No. 123 permitted companies to record forfeitures based on actual forfeitures, which was the Company’s historical policy under SFAS No. 123.  As a result, the Company applied an estimated forfeiture rate, based on its historical forfeiture experience during the previous six years, of 8.40% in the three and six months ended June 30, 2007 and 2006 in determining the expense recorded in our consolidated statement of operations.

A summary of the activity under the Company's stock option plan as of June 30, 2007 and changes during the three and six month periods then ended is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Options	Average Exercise	Contractual	Intrinsic
Quarter-to-Date Activity	Outstanding	Price Per Share	Term in Years	Value
	(unaudited)

Options outstanding at March 31, 2007 (unaudited)	7,612,910	$5.13
Options granted	219,500	14.15
Options exercised	(605,882)	1.08
Options forfeited	(17,360)	7.21
Options canceled	-	-
Options outstanding at June 30, 2007 (unaudited)	7,209,168	$5.74	7.6	$51,293

Options exercisable at June 30, 2007 (unaudited)	2,545,174	$2.48	4.9	$26,404

Options vested or expected to vest at June 30, 2007 (1) (unaudited)	6,817,392	$5.63	7.6	$49,203

(1)     In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

		Weighted-
	Options	Average Exercise
Year-to-Date Activity	Outstanding	Price Per Share
	(unaudited)

Options outstanding at December 31, 2006	7,922,323	$4.96
Options granted	219,500	14.15
Options exercised	(884,599)	0.88
Options forfeited	(47,431)	5.44
Options canceled	(625)	3.65
Options outstanding at June 30, 2007 (unaudited)	7,209,168	$5.74

During the three and six months ended June 30, 2007, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $8,285 and $10,747, respectively, and the total amount of cash received from exercise of these options was $652 and $780, respectively.  The total grant-date fair value of stock options granted after the adoption of SFAS No. 123(R) on January 1, 2006 that vested during the three and six months ended June 30, 2007 was $171 and $172, respectively.

During the three and six months ended June 30, 2006, the total intrinsic value of options exercised was $353 and $1,835, respectively, and the total amount of cash received from exercise of these options was $68 and $392, respectively.  None of the options granted after the adoption of SFAS No. 123(R) on January 1, 2006 vested during the three and six months ended June 30, 2006.

Unrecognized stock-based compensation expense of non-vested stock options of $13.7 million is expected to be recognized using the straight line method over a weighted-average period of 1.62 years.

10.  Stockholders’ Equity

In April 2007, the Board of Directors approved an amendment and restatement of the Company’s Certificate of Incorporation to increase the authorized number of shares of common stock from 44,344,656 to 100,000,000, to authorize 5,000,000 shares of undesignated preferred stock, par value $0.001 per share, and to eliminate all reference to the designated Series Preferred Stock.

Warrants

In connection with the Company’s original Bank Term Loan agreement, in July 2001 the Company issued to the lender for the Bank Term Loan a warrant to purchase up to 74,074 shares of series A redeemable convertible preferred stock at $0.5411 per share. The warrant is exercisable immediately and expires on July 13, 2008.  In connection with an amendment to the Bank Term Loan agreement in April 2002 the Company issued to the lender for the Bank Term Loan a warrant to purchase 55,443 shares of series A redeemable convertible preferred stock at a price of $0.5411 per share. The warrant is exercisable immediately and expires on April 26, 2009. Upon the closing of the Company’s IPO in May 2007, these warrants outstanding converted into warrants to purchase 32,378 shares of the Company’s common stock at an exercise price of $2.1644 per share.  In connection with an acquisition in May 2000, the Company issued to the seller a warrant to purchase 40,625 shares of common stock at a price of $2.36 per share.  The warrant is exercisable immediately and expires on May 10, 2010. At June 30, 2007 and December 31, 2006, there were 73,003 shares of the Company’s common stock reserved for the exercise of all warrants.

Reserved Common Stock

As of June 30, 2007 the Company has reserved common stock for the following:

Number of
Shares
(unaudited)

Options outstanding and available for grant under stock option plans	9,983,852
Warrants	73,003

10,056,855

11. Income Taxes

The Company adopted the provisions of FIN 48, an interpretation of SFAS No. 109, Accounting for Income Taxes, on January 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At the adoption date and as of June 30, 2007, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties have been recognized by the Company to date.

Tax years 2003 through 2006 are subject to examination by the federal and state taxing authorities.  There are no income tax examinations currently in process.

The Company recorded a provision for income taxes in 2007 based upon a 49% effective tax rate.  The Company’s effective tax rate increased after the adoption of SFAS No. 123(R) due to the impact of stock-based compensation which is a nondeductible expense in its tax provision.

12. Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments in annual financial statements and requires selected information of these segments be presented in interim financial reports to stockholders. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in making decisions on how to allocate resources and assess performance. The Company's chief operating decision making group, as defined under SFAS No. 131, consists of the Company's chief executive officer, president and executive vice president. The Company views its operations and manages its business as one operating segment.

Geographic Data

Net sales to unaffiliated customers by geographic area were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(unaudited)

United States and Canada	$24,076	$20,529	$42,081	$35,214
International	528	188	868	414
Total	$24,604	$20,717	$42,949	$35,628

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q.  In this discussion and analysis, dollar, share and per share amounts are not rounded to thousands unless otherwise indicated.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly under the heading "Risk Factors."

Overview

Background

We are a leading provider of specialized online content that brings together buyers and sellers of corporate IT products. We sell customized marketing programs that enable IT vendors to reach corporate IT decision makers who are actively researching specific IT purchases.

Our integrated content platform consists of a network of 41 websites that we complement with targeted in-person events and three specialized IT magazines. Throughout all stages of the purchase decision process, these content offerings meet IT professionals' needs for expert, peer and IT vendor information, and provide a platform on which IT vendors can launch targeted marketing campaigns that generate measurable, high ROI. As IT professionals have become increasingly specialized, they have come to rely on our sector-specific websites for purchasing decision support. Our content enables IT professionals to navigate the complex and rapidly changing IT landscape where purchasing decisions can have significant financial and operational consequences. Based upon the logical clustering of our users' respective job responsibilities and the marketing focus of the products that our customers are advertising, we currently categorize our content offerings across eleven distinct media groups: Application Development; Channel; CIO and IT Management; Data Center; Enterprise Applications; Laptops and Mobile Technology; Networking; Security; Storage; Vertical Software; and Windows and Distributed Computing.

In May 2007, we completed our initial public offering of 8.9 million shares of our common stock, of which 7.1 million shares were sold by us and 1.8 million shares were sold by certain of our existing shareholders at a price to the public of $13.00 per share.  We raised a total of $91.9 million in gross proceeds from the offering, or $83.2 million in net proceeds after deducting underwriting discounts and commissions of $6.4 million and other offering costs of approximately $2.3 million. Upon the closing of the offering, all shares of our redeemable convertible preferred stock automatically converted into 24.4 million shares of common stock.

Sources of Revenues

We sell advertising programs to IT vendors targeting a specific audience within a particular IT sector or sub-sector. We maintain multiple points of contact with our customers to provide support throughout their organizations and the sales cycle. As a result, our customers often run multiple advertising programs with us in order to reach discrete portions of our targeted audience. There are multiple factors that can impact our customers' advertising objectives and spending with us, including but not limited to, product launches, increases or decreases to their advertising budgets, the timing of key industry marketing events, responses to competitor activities and efforts to address specific marketing objectives such as creating brand awareness, generating sales leads, or a combination of both. Our services are generally delivered under short-term contracts that run for the length of a given advertising program, typically less than 90 days.

We generate substantially all of our revenues from the sale of targeted advertising campaigns that we deliver via our network of websites, events and print publications.

Online.  The majority of our revenue is derived from the delivery of our online offerings from our eleven distinct media groups. We expect the majority of our revenues to be derived through the delivery of online offerings for the foreseeable future. As a result of our customers' advertising objectives and preferences, the specific allocation of online advertising offerings sold and delivered by us, on a period by period basis, can fluctuate.

Through our 41 websites we sell a variety of online media offerings to connect IT vendors to IT professionals. Our lead generation offerings allow IT vendors to capture qualified sales leads from the distribution and promotion of content to our audience of IT professionals. Our branding offerings provide IT vendors exposure to targeted audiences of IT professionals actively researching information related to their products and services.

Our branding offerings include banners and e-newsletters. Banner advertising can be purchased on specific websites within our network. We also offer the ability to advertise in e-newsletters focused on key site sub-topics. These offerings give IT vendors the ability to increase their brand awareness to highly specialized IT sectors.

Our lead generation offerings include the following:

•
White Papers.  White papers are technical documents created by IT vendors to describe business or technical problems that are addressed by the vendors' products or services. IT vendors pay us to have their white papers distributed to our users and receive targeted promotions on our relevant websites. When viewing white papers, our registered members and visitors supply their corporate contact and qualification information and agree to receive further information from the vendor. The corporate contact and other qualification information for these leads are supplied to the vendor in real time through our proprietary lead management software.

•
Webcasts and Podcasts.  IT vendors pay us to sponsor and host webcasts and podcasts that bring informational sessions directly to attendees' desktops and, in the case of podcasts, directly to their mobile devices. As is the case with white papers, our users supply their corporate contact and qualification information to the webcast or podcast sponsor when they view or download the content. Sponsorship includes access to the registrant information and visibility before, during and after the event.

•
Software Package Comparisons.  Through our 2020software.com website, IT vendors pay us to post information and specifications about their software packages, typically organized by application category. Users can request further information, which may include downloadable trial software from multiple software providers in sectors such as accounting, retail, manufacturing, medical, customer relationship management and business analytics. IT vendors, in turn, receive qualified leads based upon the users who request their information.

•
Dedicated E-mails.  IT vendors pay us to further target the promotion of their white papers, webcasts, podcasts or downloadable trial software by including their content in our periodic e-mail updates to registered users of our websites. Users who have voluntarily registered on our websites receive an e-mail update from us when vendor content directly related to their interests is listed on our sites.

•
List Rentals.  We also offer IT vendors the ability to message relevant registered members on topics related to their interests. IT vendors can rent our e-mail and postal lists of registered members using specific criteria such as company size, geography or job title.

•
Contextual Advertising.  Our contextual advertising programs associate IT vendor white papers, webcasts, podcasts or other content on a particular topic with our related sector-specific content. IT vendors have the option to purchase exclusive sponsorship of content related to their product or category.

Events.  Most of our media groups operate revenue generating events. The majority of our events are free to IT professionals and are sponsored by IT vendors. Attendees are pre-screened based on event-specific criteria such as sector-specific budget size, company size, or job title. We offer three types of events: multi-day conferences, single-day seminars and custom events. Multi-day conferences provide independent expert content for our attendees and allow vendors to purchase exhibit space and other sponsorship offerings that enable interaction with the attendees. We also hold single-day seminars on various topics in major cities. These seminars provide independent content on key sub-topics in the sectors we serve, are free to qualified attendees, and offer multiple vendors the ability to interact with specific, targeted audiences actively focused on buying decisions. Our custom events differ from our conferences and seminars in that they are exclusively sponsored by a single IT vendor, and the content is driven primarily by the sole sponsor.

Print.  We publish monthly three controlled-circulation magazines that are free to subscribers and generate revenue solely based on advertising fees. The highly targeted magazines we publish are: Storage magazine (Storage Media Group), which we began publishing in 2002; Information Security magazine (Security Media Group), which we began publishing in 2003; and CIO Decisions magazine (CIO Media Group), which we began publishing in 2005. Our three magazines provide readers with strategic guidance on important enterprise-level technology decisions. We expect print revenue as a percentage of total revenue to decrease in the foreseeable future.

Cost of Revenues, Operating Expenses and Other

Expenses consist of cost of revenues, selling and marketing, product development, general and administrative, depreciation, and amortization expenses. Personnel-related costs are a significant component of most of these expense categories.  We grew from 411 employees at December 31, 2005 to 511 employees at June 30, 2007.  We expect personnel-related expenses to continue to increase in absolute dollars, but to decline over time as a percentage of total revenues due to anticipated economies of scale in our business support functions.

Cost of Online Revenue.  Cost of online revenue consists primarily of: salaries and related personnel costs; member acquisition expenses (primarily keyword purchases from leading Internet search sites); freelance writer expenses; website hosting costs; vendor expenses associated with the delivery of webcast, podcast and list rental offerings; stock-based compensation expenses; and related overhead.

Cost of Events Revenue.  Cost of events revenue consists primarily of: facility expenses, including food and beverages for the event attendees; salaries and related personnel costs; event speaker expenses; stock-based compensation expenses; and related overhead.

Cost of Print Revenue.  Cost of print revenue consists primarily of: printing and graphics expenses; mailing costs; salaries and related personnel costs; freelance writer expenses; subscriber acquisition expenses (primarily telemarketing); stock-based compensation expenses; and related overhead.

Selling and Marketing.  Selling and marketing expense consists primarily of: salaries and related personnel costs; sales commissions; travel, lodging and other out-of-pocket expenses; stock-based compensation expenses; and related overhead. Sales commissions are recorded as expense when earned by the employee.

Product Development.  Product development includes the creation and maintenance of our network of websites, advertiser offerings and technical infrastructure. Product development expense consists primarily of salaries and related personnel costs; stock-based compensation expenses; and related overhead.

General and Administrative.  General and administrative expense consists primarily of: salaries and related personnel costs; facilities expenses; accounting, legal and other professional fees; stock-based compensation expenses; and related overhead. General and administrative expense may continue to increase as a percentage of total revenue for the foreseeable future as we invest in infrastructure to support continued growth and incur additional expenses related to being a publicly traded company, including increased audit and legal fees, costs of compliance with securities and other regulations, investor relations expense, and higher insurance premiums.

Depreciation.  Depreciation expense consists of the depreciation of our property and equipment. Depreciation of property and equipment is calculated using the straight-line method over their estimated useful lives ranging from three to five years.

Amortization of Intangible Assets.  Amortization of intangible assets expense consists of the amortization of intangible assets recorded in connection with our acquisitions. Separable intangible assets that are not deemed to have an indefinite life are amortized over their useful lives using the straight-line method over periods generally ranging from one to six years.

Interest Income (Expense), Net.  Interest income (expense) net consists primarily of interest income earned on cash and short-term investment balances less interest expense incurred on bank term loan balances. We historically have invested our cash in money market accounts, commercial paper corporate debt securities, auction rate securities, variable rate demand notes, and municipal bonds.

Stock-Based Compensation Expense

On January 1, 2006, we adopted the requirements of SFAS No. 123(R), which requires us to measure the cost of employee services received in exchange for an award of equity instruments, based on the fair value of the award on the date of grant, and to recognize the cost over the period during which the employee is required to provide the services in exchange for the award. We adopted SFAS 123(R) using the prospective method, which requires us to apply its provisions only to stock-based awards to employees granted on or after January 1, 2006.  In connection with share-based payment awards, we recorded expense of $1.2 million and $36,000 for the three months ended June 30, 2007 and 2006, respectively, and $2.3 million and $64,000 for the six months ended June 30, 2007 and 2006, respectively.  Unrecognized stock-based compensation expense for non-vested options of $13.7 million is expected to be recognized using the straight-line method over a weighted-average period of 1.62 years. We expect stock-based compensation expenses to increase, both in absolute dollars and as a percentage of total revenue, as a result of the adoption of SFAS No. 123(R). The actual amount of stock-based compensation expense we record in any fiscal period will depend on a number of factors, including the number of stock options issued and the volatility of our stock price over time. The adoption of SFAS No. 123(R) will have no effect on our cash flow for any period.

Acquisitions

TechnologyGuide.com

On April 26, 2007, we acquired substantially all of the assets of TechnologyGuide.com from TechnologyGuide, Inc., which was a privately-held company based in Cincinnati, OH, for $15.0 million in cash.  TechnologyGuide.com is a website business consisting of a portfolio of five websites; Notebookreview.com, Brighthand.com, TabletPCReview.com, DigitalCameraReview.com and SpotStop.com.  The websites offer independent product reviews, price comparisons, and forum-based discussions for selected technology products.  The acquisition provides us with opportunities for growth within the laptop/notebook PC and "smart phone" markets in which we currently do not have a significant presence.  In connection with this acquisition, the Company recorded $7.0 million of goodwill and $8.0 million of intangible assets related to developed websites, customer relationships, and non-compete agreements with estimated useful lives ranging from three to six years.

2020software.com

On May 3, 2006, we acquired substantially all of the assets associated with 2020software.com from 20/20 Software, Inc., which was a privately-held company based in Los Angeles, California, for a purchase price of $15.0 million in cash.  In connection with this acquisition, we purchased $397,000 of accounts receivable, recorded $9.4 million of goodwill and recorded $5.2 million of intangible assets related to customer relationships, customer order backlog and a non-compete agreement, with estimated useful lives ranging from one to five years.  At the time of acquisition, 2020Software.com was a website business focused on providing detailed feature-comparison information and access to trial software for businesses seeking trial versions of accounting, customer relationship management and other business software.  Since the acquisition of 2020Software.com, we have expanded into additional vertical markets including the retail, manufacturing, construction and medical software markets.

The results of operations for these acquisitions are included in our consolidated financial statements beginning on the closing date of the acquisition.

Application of Critical Accounting Policies and Use of Estimates

The discussion of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue, long-lived assets, allowance for doubtful accounts, stock-based compensation, and income taxes. We based our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe to be reasonable. In many cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Our actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments used in the preparation of our consolidated financial statements. See the notes to our financial statements included elsewhere in this prospectus for information about these critical accounting policies as well as a description of our other accounting policies.

Revenue Recognition

We generate substantially all of our revenue from the sale of targeted advertising campaigns that are delivered via our network of websites, events and print publications.   Revenue is recognized in accordance with Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, and Financial Accounting Standards Board’s (FASB) Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.  Revenue is recognized only when the service has been provided and when there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the receivable is reasonably assured.

Online media.   Revenue for online media offerings is recognized for specific online media offerings as follows:

-  White Papers.  White paper revenue is recognized ratably over the period in which the white paper is available on our websites.

-  Webcasts and Podcasts.  Webcast revenue is recognized in the period in which the webcast occurs.  Podcast revenue is recognized in the period in which it is first posted and becomes available on our websites.

-  Software Package Comparisons.  Software package comparison revenue is recognized ratably over the period in which the software information is available on our websites.

-  Dedicated E-mails, E-mail Newsletters.  Dedicated e-mail and e-newsletter revenue is recognized in the period in which the e-mail or e-newsletter is sent to registered members.

-  List Rentals.  List rental revenue is recognized in the period in which the e-mails are sent to the list of registered members.

-  Banners.  Banner revenue is recognized in the period in which the banner impressions occur.

Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue.

While each of our online media offerings can be sold separately, most of our online media sales involve multiple online offerings. At inception of the arrangement, we evaluate the deliverables to determine whether they represent separate units of accounting under EITF Issue No. 00-21. Deliverables are deemed to be separate units of accounting if all of the following criteria are met: the delivered item has value to the customer on a standalone basis; there is objective and reliable evidence of the fair value of the item(s); and delivery or performance of the item(s) is considered probable and substantially in our control. We allocate revenue to each unit of accounting in a transaction based upon its fair value as determined by vendor objective evidence. Vendor objective evidence of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those online media offerings when sold to other similar customers. If vendor objective evidence of fair value has not been established for all items under the arrangement, no allocation can be made, and we recognize revenue on all items over the term of the arrangement.

We offer customers the ability to purchase integrated ROI program offerings, which can include any of our online media offerings packaged together to address the particular customer's specific advertising requirements. As part of these offerings, we will guarantee a minimum number of qualified sales leads to be delivered over the course of the advertising campaign. Throughout the advertising campaign, revenue is recognized as individual offerings are delivered, and the lead guarantee commitments are closely monitored to assess campaign performance. If the minimum number of qualified sales leads is not met by the scheduled completion date of the advertising campaign, the campaign is extended and we will extend the period over which we recognize revenue. In accordance with EITF Issue No. 00-21, we defer revenue for any undelivered offerings equal to a pro-rata amount of the fair value of the additional media offerings as compared to the total combined value of the original contract and the fair value of the additional media offerings. The fair value of the additional media offerings is determined based on our standard rate card pricing for each of the additional media offerings. We estimate the additional media offerings to be delivered during the extended period based on our historical lead generation performance for each of the offerings. We have managed and completed over 1,000 integrated ROI program offerings since 2004, which we feel provides a reasonable basis to establish these estimates.  During the twelve months ended June 30, 2007, lead shortfalls for integrated ROI program offerings were satisfied within an average extended period of forty-five days.

As of June 30, 2007, substantially all of the integrated ROI program offerings that had a guaranteed minimum number of qualified sales leads had been delivered within the original contractual term.  Our standard contractual terms and conditions for integrated ROI program offerings allow for us to extend advertising campaigns in order to satisfy lead shortfalls. When lead shortfalls are unable to be satisfied within a mutually agreed-upon extended period, we recognize revenue equal to, and the customer is only responsible for paying us, a pro rata amount based on the actual number of leads delivered compared to the number of leads originally guaranteed. Historically, lead guarantees associated with integrated ROI program offerings have not required us to refund or extend payment terms to customers, nor have they resulted in deferral of a material amount of revenue outside of the original contractual term of the advertising campaign.

Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue.

Events.  We recognize event sponsorship revenue upon completion of the event in the period the event occurs. The majority of our events are free to qualified attendees, however certain events are based on a paid attendee model. We recognize revenue for paid attendee events upon completion of the event and receipt of payment from the attendee. Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue.

Print.  We recognize print revenue at the time the applicable magazine is distributed. Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue.

Long-Lived Assets

Our long-lived assets consist of property and equipment, goodwill and other intangible assets. Goodwill and other intangible assets have arisen principally from our acquisitions. The amount assigned to intangible assets is subjective and based on our estimates of the future benefit of the intangible assets using accepted valuation techniques, such as discounted cash flow and replacement cost models. Our long-lived assets, other than goodwill, are amortized over their estimated useful lives, which we determined based on the consideration of several factors including the period of time the asset is expected to remain in service. We evaluate the carrying value and remaining useful lives of long-lived assets, other than goodwill, whenever indicators of impairment are present. We evaluate the carrying value of goodwill annually, and whenever indicators of impairment are present. We use a discounted cash flow approach to determine the fair value of goodwill.

Allowance for Doubtful Accounts

We offset gross trade accounts receivable with an allowance for doubtful accounts. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review our allowance for doubtful accounts on a regular basis, and all past due balances are reviewed individually for collectibility. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions for allowance for doubtful accounts are recorded in general and administrative expense. If our historical collection experience does not reflect our future ability to collect outstanding accounts receivables, our future provision for doubtful accounts could be materially affected. To date, we have not incurred any write-offs of accounts receivable significantly different than the amounts reserved.  The allowance for doubtful accounts was $577,000 at June 30, 2007.

Stock-Based Compensation

Through December 31, 2005, we accounted for our stock-based awards to employees using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Under the intrinsic value method, compensation expense is measured on the date of the grant as the difference between the deemed fair value of our common stock and the exercise or purchase price multiplied by the number of stock options or restricted stock awards granted.

Through December 31, 2005, we accounted for stock-based compensation expense for non-employees using the fair value method prescribed by Statement of Financial Accounting Standards, or SFAS, No. 123 and the Black-Scholes option-pricing model, and recorded the fair value of non-employee stock options as an expense over the vesting term of the option.

In December 2004, FASB issued SFAS No. 123(R), which requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. We adopted SFAS No. 123(R) effective January 1, 2006. SFAS No. 123(R) requires nonpublic companies that used the minimum value method under SFAS No. 123 for either recognition or pro forma disclosures to apply SFAS No. 123(R) using the prospective-transition method. As such, we will continue to apply APB Opinion No. 25 in future periods to equity awards outstanding at the date of adoption of SFAS No. 123(R) that were measured using the minimum value method. In accordance with SFAS No. 123(R), we will recognize the compensation cost of employee stock-based awards in the statement of operations using the straight line method over the vesting period of the award. Effective with the adoption of SFAS No. 123(R), we have elected to use the Black-Scholes option pricing model to determine the fair value of stock options granted.  The weighted-average fair values per share of the options granted during the three and six months ended June 30, 2007 and 2006 were $7.70 and $4.66, respectively, utilizing the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Risk-free interest rate	4.61%-5.04%	4.92%	4.61%-5.04%	4.92%
Expected volatility	49%-50%	63%	49%-50%	63%
Expected life	6.25 years	6.25 years	6.25 years	6.25 years
Dividend yield	-%	-%	-%	-%

As there was no public market for our common stock prior to our initial public offering in May 2007, and there has been limited historical information on the volatility of our common stock since the date of our initial public offering, we determined the volatility for options granted in the three and six months ended June 30, 2007 and 2006 based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies for a period equal to the expected life of the option.  The expected life of options has been determined utilizing the "simplified" method as prescribed by the SEC's Staff Accounting Bulletin No. 107, Share-Based Payment.  The risk-free interest rate is based on a zero coupon United States treasury instrument whose term is consistent with the expected life of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas SFAS No. 123 permitted companies to record forfeitures based on actual forfeitures, which was our historical policy under SFAS No. 123.  As a result, we applied an estimated forfeiture rate, based on our historical forfeiture experience during the previous six years, of 8.40% in the three and six months ended June 30, 2007 and 2006 in determining the expense recorded in our consolidated statement of operations.

Internal Use Software and Website Development Costs

We account for internal-use software and website development costs in accordance with the guidance set forth in Statement of Position, or SOP, 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, and EITF Issue No. 00-2, Accounting for Website Development Costs. We capitalize costs of materials, consultants and compensation and related expenses of employees who devote time to the development of internal-use software and website applications and infrastructure involving developing software to operate our websites. However, we expense as incurred website development costs for new features and functionalities since it is not probable that they will result in additional functionality until they are both developed and tested with confirmation that they are more effective than the current set of features and functionalities on our websites. Our judgment is required in determining the point at which various projects enter the states at which costs may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized, which is generally three years. To the extent that we change the manner in which we develop and test new features and functionalities related to our websites, assess the ongoing value of capitalized assets or determine the estimated useful lives over which the costs are amortized, the amount of website development costs we capitalize and amortize in future periods would be impacted. We review capitalized internal use software and website development costs for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  We would recognize an impairment loss only if the carrying amount of the asset is not recoverable and exceeds its fair value. We capitalized internal-use software and website development costs of $402,000 and $74,000 for the three months ended June 30, 2007 and 2006, respectively, and $698,000 and $180,000 for the six months ended June 30, 2007 and 2006, respectively.

Income Taxes

We are subject to income taxes in both the United States and foreign jurisdictions, and we use estimates in determining our provision for income taxes. We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which is the asset and liability method for accounting and reporting for income taxes. Under SFAS No. 109, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates.

Our deferred tax assets are comprised primarily of net operating loss, or NOL, carryforwards. As of December 31, 2006, we had federal and state NOL carryforwards of approximately $3.4 million and $2.1 million, respectively, which may be used to offset future taxable income. The NOL carryforwards expire at various times through 2024, and are subject to review and possible adjustment by the Internal Revenue Service. The Internal Revenue Code contains provisions that limit the NOL and tax credit carryforwards available to be used in any given year in the event of certain changes in the ownership interests of significant stockholders. The federal NOL carryforwards of $3.4 million available at December 31, 2006 were acquired from Bitpipe and are subject to limitations on their use in future years.

Net Income (Loss) Per Share

As of May 16, 2007, the effective date of our IPO, we transitioned from having two classes of equity securities outstanding, common and preferred stock, to a single class of equity securities outstanding, common stock, upon automatic conversion of shares of redeemable convertible preferred stock into shares of common stock.  For the period prior to May 16, 2007, we calculated net income (loss) per share in accordance with SFAS No. 128, as clarified by EITF Issue No. 03-6.  EITF Issue No. 03-6 clarifies the use of the “two-class” method of calculating earnings per share as originally prescribed in SFAS No. 128.  Under the two-class method, basic net income (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted-average number of common shares outstanding for the fiscal period.  Diluted net income (loss) per share is computed using the more dilutive of (a) the two-class method, or (b) the if-converted method.  We allocate net income first to preferred stockholders based on dividend rights under our charter and then to preferred and common stockholders based on ownership interests.  Net losses are not allocated to preferred stockholders.

For the period subsequent to May 16, 2007, we have followed SFAS No. 128, Earnings Per Share, which requires that basic EPS be calculated by dividing earnings available to common shareholders for the period by the weighted average number of common shares outstanding.  Diluted EPS is computed using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of potential future issuances of common stock relating to stock option programs and other potentially dilutive securities using the treasury stock method. In calculating diluted EPS, the dilutive effect of stock options is computed using the average market price for the respective period. In addition, under SFAS No. 123(R), the assumed proceeds under the treasury stock method include the average unrecognized compensation expense and assumed tax benefit of stock options that are in-the-money. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of stock options.

Despite reporting net income of $2.7 million and $2.4 million for the three months ended June 30, 2007 and 2006, respectively, and $3.0 million and $2.8 million for the six months ended June 30, 2007 and 2006, respectively, we reported lower earnings per common share in these periods because of accretion of preferred stock dividends.  Upon closing of our initial public offering in May 2007, our preferred stock automatically converted into shares of our common stock on a one-for-four basis.  After reflecting the pro forma conversion of our preferred stock into shares of our common stock, our earnings per share increases from $0.06 to $0.07 and from $(0.03) to $0.07 per basic common share for the three months ended June 30, 2007 and 2006, respectively, and from $(0.06) to $0.09 and from $(0.32) to $0.09 per basic common share for the six months ended June 30, 2007 and 2006, respectively.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
	(unaudited)
	(in thousands)
Revenues:
Online	$16,330	66%	$12,812	62%	$30,039	70%	$23,187	65%
Events	6,350	26	5,742	28	9,289	22	8,069	23
Print	1,924	8	2,163	10	3,621	8	4,372	12
Total revenues	24,604	100	20,717	100	42,949	100	35,628	100

Cost of revenues:
Online	3,900	16	2,992	14	7,425	17	5,613	16
Events	2,410	10	1,735	8	3,782	9	3,009	8
Print	999	4	1,423	7	2,128	5	2,830	8
Total cost of revenues	7,309	30	6,150	29	13,335	31	11,452	32

Gross profit	17,295	70	14,567	70	29,614	69	24,176	68

Operating expenses:
Selling and marketing	6,388	26	5,191	25	12,540	29	9,623	27
Product development	1,596	6	1,559	8	3,344	8	3,123	9
General and administrative	2,943	12	2,084	10	5,553	13	3,875	11
Depreciation	364	2	238	1	694	2	456	1
Amortization of intangible assets	1,041	4	1,424	7	1,800	4	2,508	7
Total operating expenses	12,332	50	10,496	51	23,931	56	19,585	55

Operating income (loss)	4,963	20	4,071	20	5,683	13	4,591	13

Interest income, net	377	2	42	*	310	1	138	*

Income before provision for income taxes	5,340	22	4,113	20	5,993	14	4,729	13

Provision for income taxes	2,626	11	1,739	8	2,962	7	1,914	5

Net income	$2,714	11%	$2,374	11%	$3,031	7%	$2,815	8%

*           Percentage not meaningful.

Comparison of Three Months Ended June 30, 2007 and 2006

Revenues

	Three Months Ended June 30,
			Increase	Percent
	2007	2006	(Decrease)	Change
	(unaudited)
	(in thousands)
Revenues:
Online	$16,330	$12,812	$3,518	27%
Events	6,350	5,742	608	11
Print	1,924	2,163	(239)	(11)
Total revenues	$24,604	$20,717	$3,887	19%

Online.  The increase in online revenue was attributable in part to a $4.8 million increase in revenue from lead generation offerings due primarily to an increase in white paper, webcast, list rental and software package comparison sales volumes.  The increase in software package comparison volume was attributable to expansion into additional vertical markets within 2020Software.com, which we acquired in May 2006.  The increase in online revenues also reflects revenues from TechnologyGuide.com, which we acquired in April 2007.  The increase in online revenues was offset in part by a $1.3 million decrease in revenue from branding offerings due primarily to a decrease in banner and e-newsletter sales volumes.

Events.  The increase in events revenue was attributable in part to a $1.0 million increase in seminar series revenue due to an increase in the number of seminar series events produced in the second quarter of 2007 as compared to 2006.

Print.  The decrease in print revenue was attributable to the continued shift of our customer’s advertising budgets away from print and towards online offerings.

Cost of Revenues and Gross Profit

	Three Months Ended June 30,
			Increase	Percent
	2007	2006	(Decrease)	Change
	(unaudited)
	(in thousands)
Cost of revenues:
Online	$3,900	$2,992	$908	30%
Events	2,410	1,735	675	39
Print	999	1,423	(424)	(30)
Total cost of revenues	$7,309	$6,150	$1,159	19%

Gross profit	$17,295	$14,567	$2,728	19%
Gross profit percentage	70%	70%

Cost of Online Revenue.  The increase in cost of online revenue was attributable in part to a $448,000 increase in member acquisition expenses, primarily related to keyword purchases in additional vertical markets within 2020Software.com, which we acquired in May 2006. The increase also reflects a $153,000 increase in salaries and benefits primarily related to an increase in average headcount of 9 employees in our online editorial and operations organizations, as well as increases in employee compensation. We increased headcount to support the increase in online revenue volume and to provide additional editorial content.  The increase also reflects a $114,000 increase in webcast production and hosting costs due to the increased volume of webcasts in the second quarter of 2007 as compared to 2006.

Cost of Events Revenue.  The increase in cost of events revenue was primarily attributable to an increase in the number of seminar series events produced in the second quarter of 2007 as compared to 2006.

Cost of Print Revenue.  The decrease in cost of print revenue was attributable to our efforts to reduce production costs for all three magazines in response to our customer’s advertising budgets continuing to shift away from print and towards online offerings.

Gross Profit.  The increase in gross profit results in part from a $2.6 million increase in online gross profit due to an increase in online revenue at a consistent gross profit percentage.  We expect our gross profit to fluctuate from period to period depending on our mix of revenues.

Operating Expenses and Other

	Three Months Ended June 30,
			Increase	Percent
	2007	2006	(Decrease)	Change
	(unaudited)
	(in thousands)
Operating expenses:
Selling and marketing	$6,388	$5,191	$1,197	23%
Product development	1,596	1,559	37	2
General and administrative	2,943	2,084	859	41
Depreciation	364	238	126	53
Amortization of intangible assets	1,041	1,424	(383)	(27)
Total operating expenses	$12,332	$10,496	$1,836	17%

Interest income, net	$377	$42	$335	798%
Provision for income taxes	$2,626	$1,739	$887	51%

Selling and Marketing.  The increase in selling and marketing expense was primarily attributable to a $873,000 increase in salaries, commissions, bonuses and benefits related to an increase in average headcount of 38 employees in our sales and marketing organizations, as well as increases to employee compensation. The increase in headcount was needed to support our growth in revenues. The increase also reflects a $568,000 increase in stock-based compensation.

Product Development.  The increase in product development expense was primarily attributable to a $67,000 increase in stock-based compensation.

General and Administrative.  The increase in general and administrative expense was primarily attributable to a $444,000 increase in stock-based compensation and an $186,000 increase in other employee compensation.  The increase also reflects a $232,000 increase in audit, legal, and insurance expenses related to becoming a publicly traded company in May 2007.

Depreciation.  The increase in depreciation expense was attributable to purchases of property and equipment of $1.7 million in the six months ended June 30, 2007, $1.3 million in 2006, and $2.1 million in 2005, offset in part by purchases in prior years becoming fully depreciated.

Amortization of Intangible Assets.  The decrease in amortization of intangible assets expense was attributable to intangible assets related to acquisitions in prior years becoming fully amortized, offset in part by the amortization of intangible assets related to our acquisitions of 2020software.com in May 2006 and TechnologyGuide.com in May 2007.

Interest Income (Expense), Net.  The increase in interest income (expense), net reflected an increase in average cash and short-term investment balances during the second quarter of 2007 as compared to 2006.

Provision for Income Taxes.  We recorded a provision for income taxes in 2007 based upon a 49% effective tax rate.  Our effective tax rate increased after the adoption of SFAS No. 123(R) due to the impact of stock-based compensation which is a nondeductible expense in our tax provision.

Comparison of Six Months Ended June 30, 2007 and 2006

Revenues

	Six Months Ended June 30,
			Increase	Percent
	2007	2006	(Decrease)	Change
	(unaudited)
	(in thousands)
Revenues:
Online	$30,039	$23,187	$6,852	30%
Events	9,289	8,069	1,220	15
Print	3,621	4,372	(751)	(17)
Total revenues	$42,949	$35,628	$7,321	21%

Online.  The increase in online revenue was attributable in part to a $8.6 million increase in revenue from lead generation offerings due primarily to an increase in white paper, webcast, list rental and software package comparison sales volumes.  The increase in software package comparison volume was attributable to expansion into additional vertical markets within 2020Software.com, which we acquired in May 2006.  The increase in online revenues also reflects revenues from TechnologyGuide.com, which we acquired in April 2007.  The increase in online revenues was offset in part by a $1.7 million decrease in revenue from branding offerings due primarily to a decrease in e-newsletter and banner sales volumes.

Events.  The increase in events revenue was attributable in part to a $1.6 million increase in seminar series revenue due to an increase in the number of seminar series events produced in the first six months of 2007 as compared to 2006.

Print.  The decrease in print revenue was attributable to the continued shift of our customer’s advertising budgets away from print and towards online offerings.

Cost of Revenues and Gross Profit

	Six Months Ended June 30,
			Increase	Percent
	2007	2006	(Decrease)	Change
	(unaudited)
	(in thousands)
Cost of revenues:
Online	$7,425	$5,613	$1,812	32%
Events	3,782	3,009	773	26
Print	2,128	2,830	(702)	(25)
Total cost of revenues	$13,335	$11,452	$1,883	16%

Gross profit	$29,614	$24,176	$5,438	22%
Gross profit percentage	69%	68%

Cost of Online Revenue.  The increase in cost of online revenue was attributable in part to a $825,000 increase in member acquisition expenses, primarily related to keyword purchases in additional vertical markets within 2020Software.com, which we acquired in May 2006.  The increase also reflects a $389,000 increase in salaries and benefits primarily related to an increase in average headcount of 14 employees in our online editorial and operations organizations, as well as increases in employee compensation. We increased headcount to support the increase in online revenue volume and to provide additional editorial content.  The increase also reflects a $249,000 increase in webcast production and hosting costs due to the increased volume of webcasts in the first six months of 2007 as compared to 2006.

Cost of Events Revenue.  The increase in cost of events revenue was primarily attributable to an increase in the number of seminar series events produced in the first six months of 2007 as compared to 2006.

Cost of Print Revenue.  The decrease in cost of print revenue was attributable to our efforts to reduce production costs for all three magazines in response to our customer’s advertising budgets continuing to shift away from print and towards online offerings.

Gross Profit.  The increase in gross profit results in part from a $5.0 million increase in online gross profit and a $447,000 increase in events gross profit. The increase in online gross profit is attributable to an increase in online revenue at a consistent gross profit percentage. The increase in events gross profit is attributable to an increase in seminar series revenue, offset in part by a three percent decrease in gross profit percentage when compared to 2006. We expect our gross profit to fluctuate from period to period depending on our mix of revenues.

Operating Expenses and Other

	Six Months Ended June 30,
			Increase	Percent
	2007	2006	(Decrease)	Change
	(unaudited)
	(in thousands)
Operating expenses:
Selling and marketing	$12,540	$9,623	$2,917	30%
Product development	3,344	3,123	221	7
General and administrative	5,553	3,875	1,678	43
Depreciation	694	456	238	52
Amortization of intangible assets	1,800	2,508	(708)	(28)
Total operating expenses	$23,931	$19,585	$4,346	22%

Interest income, net	$310	$138	$172	125%
Provision for income taxes	$2,962	$1,914	$1,048	55%

Selling and Marketing.  The increase in selling and marketing expense was primarily attributable to a $1.7 million increase in salaries, commissions, bonuses and benefits related to an increase in average headcount of 34 employees in our sales and marketing organizations, as well as increases to employee compensation. The increase in headcount was needed to support our growth in revenues. The increase also reflects a $1.1 million increase in stock-based compensation.

Product Development.  The increase in product development expense was primarily attributable to a $178,000 increase in consulting expenses related to IT infrastructure improvements to support the growing number of online offerings.  The increase also reflects a $140,000 increase in stock-based compensation.

General and Administrative.  The increase in general and administrative expense was primarily attributable to a $787,000 increase in stock-based compensation and a $500,000 increase in other employee compensation.  The increase also reflects a $309,000 increase in audit, legal, and insurance expenses related to becoming a publicly traded company in May 2007.

Depreciation.  The increase in depreciation expense was attributable to purchases of property and equipment of $1.7 million in the six months ended June 30, 2007, $1.3 million in 2006, and $2.1 million in 2005, offset in part by purchases in prior years becoming fully depreciated.

Amortization of Intangible Assets.  The decrease in amortization of intangible assets expense was attributable to intangible assets related to acquisitions in prior years becoming fully amortized, offset in part by the amortization of intangible assets related to our acquisitions of 2020software.com in May 2006 and TechnologyGuide.com in May 2007.

Interest Income (Expense), Net.  The increase in interest income (expense), net reflected an increase in average cash and short-term investment balances during the second quarter of 2007 as compared to 2006.

Provision for Income Taxes.  We recorded a provision for income taxes in 2007 based upon a 49% effective tax rate.  Our effective tax rate increased after the adoption of SFAS No. 123(R) due to the impact of stock-based compensation which is a nondeductible expense in our tax provision.

Seasonality

The timing of our revenues is affected by seasonal factors. Our revenues are seasonal primarily as a result of the annual budget approval process of many of our customers and the historical decrease in advertising activity in July and August. Revenues are usually the lowest in the first quarter of each calendar year, increase during the second quarter, decrease during the third quarter, and increase again during the fourth quarter. Events revenue may vary depending on which quarters we produce the event, which may vary when compared to previous periods. The timing of revenues in relation to our expenses, much of which does not vary directly with revenue, has an impact on the cost of online revenue, selling and marketing, product development, and general and administrative expenses as a percentage of revenue in each calendar quarter during the year.

The majority of our expenses are personnel-related and include salaries, stock-based compensation, benefits and incentive-based compensation plan expenses. As a result, we have not experienced significant seasonal fluctuations in the timing of our expenses period to period.

Liquidity and Capital Resources

Resources

Since 2003, we have funded our operations principally with cash flows generated by operations.  In May 2007, we completed our initial public offering of 8.9 million shares of our common stock, of which 7.1 million shares were sold by us and 1.8 million shares were sold by stockholder of ours, all at a price to the public of $13.00 per share.  We raised a total of $91.9 million in gross proceeds from the offering, or $83.2 million in net proceeds after deducting underwriting discounts and commissions of $6.4 million and other offering costs of approximately $2.3 million.  We believe our existing cash and cash equivalents, our cash flow from operating activities, available bank borrowings and the net proceeds of this offering will be sufficient to meet our anticipated cash needs for at least the next twelve months.  Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion internationally, future acquisitions we might undertake, and the expansion into complementary businesses.  To the extent that our cash and cash equivalents and cash flow from operating activities, are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings.  We also may need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses.  In the event additional funding is required, we may not be able to obtain bank credit arrangements or effect an equity or debt financing on terms acceptable to us or at all.

	June 30	December 31
	2007	2006
	(unaudited)
	(in thousands)

Cash, cash equivalents and short-term investments	$102,793	$30,830
Accounts receivable, net	13,359	12,096

Cash, Cash Equivalents and Short-Term Investments

Our cash, cash equivalents and short-term investments at June 30, 2007 were held for working capital purposes and were invested primarily in money market accounts, commercial paper corporate debt securities, auction rate securities, variable rate demand notes, and municipal bonds.  We do not enter into investments for trading or speculative purposes.

Accounts Receivable, Net

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our service delivery and billing activity, cash collections, and changes to our allowance for doubtful accounts. We use days' sales outstanding, or DSO, calculated on a monthly basis, as a measurement of the quality and status of our receivables. We define DSO as accounts receivable divided by total revenue for the applicable period, multiplied by the number of days in the applicable period.  DSO was 47 days at June 30, 2007 and 51 days December 31, 2006.

Operating Activities
	Six Months Ended June 30,
	2007	2006
	(unaudited)
	(in thousands)

Net cash provided by operating activities	$4,951	$5,266
Net cash used in investing activities (1)	(17,717)	(15,770)
Net cash provided by (used in) financing activities	84,729	(769)
____________
(1)           Cash used in investing activities shown net of short-term investment activity.

Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, the provision for bad debt, stock-based compensation, deferred income taxes, and the effect of changes in working capital and other activities.  Cash provided by operating activities in the six months ended June 30, 2007 was $5.0 million and consisted of $3.0 of net income, $2.5 million of depreciation and amortization and $2.3 million of stock-based compensation, partly offset by $2.8 million used in working capital and other activities.  Cash used in working capital and other activities includes estimated federal and state income tax payments of $3.7 million and a $1.3 million increase in accounts receivable, offset in part by a $3.1 million increase in deferred revenue.

Cash provided by operating activities in the six months ended June 30, 2006 was $5.3 million and consisted of $2.8 million of net income and $3.0 million of depreciation and amortization, partly offset by $0.5 million used in working capital and other activities. Cash used in working capital and other activities includes a $1.5 million increase in accounts receivable which is attributable to an increase in our online revenue.

Investing Activities

Cash used in investing activities primarily consists of purchases of property and equipment and acquisitions of businesses.  Cash used in investing activities in the six months ended June 30, 2007 was $17.7 million and consisted of $15.0 million for the acquisition of TechnologyGuide.com in April 2007, $1.0 million for the acquisition of Ajaxian in February 2007 and $1.7 million for the purchase of property and equipment.  Cash used in investing activities in the six months ended June 30, 2006 was $15.8 million and consisted of $15.0 million for the acquisition of 2020software.com in May 2006 and $0.8 million for the purchase of property and equipment.

Equity Financing Activities

In May 2007, we completed our initial public offering of 8.9 million shares of our common stock, of which 7.1 million shares were sold us and 1.8 million shares were sold by stockholders of our, all at a price to the public of $13.00 per share.  We raised a total of $91.9 million in gross proceeds from the offering, or $83.2 million in net proceeds after deducting underwriting discounts and commissions of $6.4 million and other offering costs of approximately $2.3 million.  In addition, we received proceeds from the exercise of common stock options and warrants in the amounts of $773,000 and $731,000 in the six months ended June 30, 2007 and 2006, respectively.

Term Loan and Credit Facility Borrowings

On August 30, 2006, we entered into a credit agreement with Citizens Bank of Massachusetts, which included a $10.0 million term loan and a $20.0 million revolving credit facility.  As of June 30, 2007, outstanding borrowings under the credit agreements were $7.5 million.

We borrowed $12.0 million against our revolving credit facility in conjunction with the acquisition of TechnologyGuide.com in April 2007.  The entire outstanding balance of $12.0 million was repaid in May 2007 with proceeds from our initial public offering.  As of June 30, 2007, unused availability under our revolving credit facility totaled $20.0 million. Our revolving credit facility matures on August 30, 2011. Unless earlier payment is required by an event of default, all principal and any unpaid interest will be due and payable on August 30, 2011. At our option, the revolving credit facility bears interest at either the lender's prime rate less 1.00% or the London Interbank Offered Rate, or LIBOR, plus 1.50%. We are also required to pay an unused line fee on the daily unused amount of our revolving credit facility at a per annum rate of 0.375%.

Our term loan requires the payment of 39 consecutive monthly installments of $250,000 each, plus interest, the first such installment was due on September 30, 2006, with a final payment of the entire unpaid principal balance due on December 30, 2009.  In September 2006, we entered into an interest rate swap agreement to mitigate interest rate fluctuation, and fix the interest rate on the term loan at 6.98%.

Borrowings under our credit agreements are collateralized by an interest in and lien on all of our assets and certain other guarantees and pledges. Our credit agreements contain certain affirmative and negative covenants, which require, among other things, that we meet certain financial ratio covenants and limit certain capital expenditures. We were in compliance with all covenants under the credit agreements as of June 30, 2007.

Capital Expenditures

We have made capital expenditures primarily for computer equipment and related software needed to host our websites, internal-use software development costs, as well as for leasehold improvements and other general purposes to support our growth.  Our capital expenditures totaled $1.7 million and $753,000 for the six months ended June 30, 2007 and 2006, respectively.  We expect to spend approximately $1.3 million in capital expenditures in the remaining six months of 2007 primarily for website development costs, computer equipment and related software, and internal-use software development costs. We are not currently party to any purchase contracts related to future capital expenditures.

Contractual Obligations and Commitments

As of June 30, 2007, our principal commitments consist of obligations under leases for office space and principal and interest payments due under our bank term loan. The offices are leased under noncancelable operating lease agreements that expire through March 31, 2010. The following table sets forth our commitments to settle contractual obligations in cash as of June 30, 2007:

	Payments Due by Period
		Less than	1 - 3	3 - 5	More than
	Total	1 Year	Years	Years	5 Years
	(unaudited)
	(in thousands)

Bank term loan payable	$7,500	$3,000	$4,500	$-	$-
Operating leases (1)	5,051	2,046	3,005	-	-
Total	$12,551	$5,046	$7,505	$-	$-

(1)	Operating lease obligations are net of minimum sublease payments of $150,000 due under various sublease agreements that expire through July 31, 2008.

Off-Balance Sheet Arrangements

In September 2006, we entered into an interest rate swap agreement to mitigate interest rate fluctuation, and fix the interest on our variable rate bank term loan fixed rate obligation. Our interest rate swap fixed the effective interest rate on the term loan at 6.98%. The fair value of the interest rate swap was $23,000 at June 30, 2007 and is recorded in other liabilities. We do not have any other off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

Our subsidiary, TechTarget Limited, was established in July 2006 and is located in London, England. As of June 30, 2007, substantially all of our international customer agreements have been denominated in U.S. dollars, and aggregate foreign currency payments made by us through this subsidiary have been less than $100,000 during the six months ended June 30, 2007. We currently believe our exposure to foreign currency exchange rate fluctuations is financially immaterial and therefore have not entered into foreign currency hedging transactions. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in the future.

Interest Rate Risk

At June 30, 2007, we had cash, cash equivalents and short-term investments totaling $102.8 million. These amounts were invested primarily in money market accounts, commercial paper corporate debt securities, auction rate securities, variable rate demand notes, and municipal bonds.  The cash, cash equivalents and short-term investments were held for working capital purposes.  We do not enter into investments for trading or speculative purposes.  Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

Our exposure to market risk also relates to the amount of interest expense we must pay under our revolving credit facility.  The advances under this credit facility bear a variable rate of interest determined as a function of the lender's prime rate or LIBOR.  At June 30, 2007, there were no amounts outstanding under our revolving credit facility.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2007. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2007, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others within our company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings

We are not currently a party to any material litigation, and we are not aware of any pending or threatened litigation against us that could have a material adverse effect on our business, operating results or financial condition.

Item 1A.   Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under the heading, “Risk Factors” in our Registration Statement on Form S-1 (File No. 333-140503).  These are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Because of these  factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. These risks are not the only ones facing us.

Risks Relating to Our Business

Because we depend on our ability to generate revenues from the sale of advertising, fluctuations in advertising spending could have an adverse effect on our operating results.

The primary source of our revenues is the sale of advertising to our customers.  We believe that advertising spending on the Internet, as in traditional media, fluctuates significantly as a result of a variety of factors, many of which are outside of our control.  These factors include:

• variations in expenditures by advertisers due to budgetary constraints;
• the cancellation or delay of projects by advertisers;
• the cyclical and discretionary nature of advertising spending;
• general economic conditions, as well as economic conditions specific to the Internet and online and offline media industry; and
• the occurrence of extraordinary events, such as natural disasters, international or domestic terrorist attacks or armed conflict.

Because all of our customers are in the IT industry, our revenues are subject to characteristics of the IT industry that can affect advertising spending by IT vendors.

The IT industry is characterized by, among other things, volatile quarterly results, uneven sales patterns, short product life cycles, rapid technological developments and frequent new product introductions and enhancements.  As a result, our customers’ advertising budgets, which are often viewed as discretionary expenditures, may increase or decrease significantly over a short period of time. In addition, the advertising budgets of our customers may fluctuate as a result of:

• weakness in corporate IT spending resulting in a decline in IT advertising spending;
•  increased concentration in the IT industry as a result of consolidations, leading to a decrease in the number of current and prospective customers, as well as an overall reduction in advertising spending by combined entities following such consolidations;

• the timing of advertising campaigns around new product introductions and initiatives; and
• economic conditions specific to the IT industry.

Our quarterly operating results are subject to significant fluctuations, and these fluctuations may adversely affect the trading price of our common stock.

We have experienced and expect to experience significant fluctuations in our quarterly revenues and operating results. Our quarterly revenues and operating results may fluctuate significantly from quarter to quarter due to a number of factors, many of which are outside of our control.  In addition to the factors described elsewhere in this “Risk Factors” section, these factors include:

• the spending priorities and advertising budget cycles of specific advertisers;
• the addition or loss of advertisers;
• the addition of new sites and services by us or our competitors; and
• seasonal fluctuations in advertising spending.

Due to such risks, you should not rely on quarter-to-quarter comparisons of our results of operations as an indicator of our future results.  Due to the foregoing factors, it is also possible that our results of operations in one or more quarters may fall below the expectations of investors and/or securities analysts.  In such an event, the trading price of our common stock is likely to decline.

Our revenues are primarily derived from short-term contracts that may not be renewed.

The primary source of our revenues is the sale of advertising to our customers, and we expect that this will continue to be the case for the foreseeable future. Our advertising contracts are almost exclusively short-term, typically less than 90 days, and are subject to termination without substantial penalty by the customer at any time, generally with minimal notice requirements of 30 days or less. We cannot assure you that our current customers will fulfill their obligations under their existing contracts, continue to participate in our existing programs beyond the terms of their existing contracts or enter into any additional contracts for new programs that we offer. If a significant number of advertisers or a few large advertisers decided not to continue advertising on our websites or in our print magazines, or conducting or sponsoring events, we could experience a rapid decline in our revenues over a relatively short period of time.

If we are unable to deliver content and services that attract and retain users, our ability to attract advertisers may be affected, which could in turn have an adverse affect on our revenues.

Our future success depends on our ability to deliver original and compelling content and services to attract and retain users.  Our user base is comprised of corporate IT professionals who demand specialized websites, print publications and events tailored to the sectors of the IT products for which they are responsible and that they purchase.  Our content and services may not be attractive to a sufficient number of users to attract advertisers and generate revenues consistent with our estimates.  We also may not develop new content or services in a timely or cost-effective manner. Our ability to develop and produce this specialized content successfully is subject to numerous uncertainties, including our ability to:

• anticipate and respond successfully to rapidly changing IT developments and preferences to ensure that our content remains timely and interesting to our users;
• attract and retain qualified editors, writers and technical personnel;
• fund new development for our programs and other offerings;
• successfully expand our content offerings into new platform and delivery mechanisms; and
• promote and strengthen the brands of our websites and our name.

If we are not successful in maintaining and growing our user base, our ability to retain and attract advertisers may be affected, which could in turn have an adverse affect on our revenues.

Our inability to sustain our historical advertising rates could adversely affect our operating results.

The market for advertising has fluctuated over the past few years. If we are unable to maintain historical pricing levels for advertising on our websites and in our print publications and for sponsorships at our events, our revenues could be adversely affected.

Competition for advertisers is intense, and we may not compete successfully which could result in a material reduction in our market share, the number of our advertisers and our revenues.

We compete for potential advertisers with a number of different types of offerings and companies, including: broad-based media outlets, such as television, newspapers and business periodicals that are designed to reach a wide audience; general purpose portals and search engines; and offline and online offerings of media companies that produce content specifically for IT professionals, including International Data Group, CMP Media Inc. and Ziff Davis Media Inc.  Advertisers may choose our competitors over us not only because they prefer our competitors’ online, events and print offerings to ours, but also because advertisers prefer to utilize other forms of advertising offered by our competitors that are not offered by us.

Although less than 5% of our revenues for the fiscal year ended December 31, 2006 and the three and six months ended June 30, 2007 were derived from advertisers located outside of North America, as we continue to expand internationally, we expect to compete with many of the competitors mentioned above, as well as with established media companies based in particular countries or geographical regions. Many of these foreign-based media companies will be larger than we are and will have established relationships with local advertisers.

Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have.  As a result, we could lose market share to our competitors in one or more of our businesses and our revenues could decline.

We depend upon Internet search engines to attract a significant portion of the users who visit our websites, and if we were listed less prominently in search result listings, our business and operating results would be harmed.

We derive a significant portion of our website traffic from users who search for IT purchasing content through Internet search engines, such as Google, MSN and Yahoo! A critical factor in attracting users to our websites is whether we are prominently displayed in response to an Internet search relating to IT content.

Search result listings are determined and displayed in accordance with a set of formulas or algorithms developed by the particular Internet search engine. The algorithms determine the order of the listing of results in response to the user’s Internet search. From time to time, search engines revise these algorithms. In some instances, these modifications may cause our websites to be listed less prominently in unpaid search results, which will result in decreased traffic from search engine users to our websites. Our websites may also become listed less prominently in unpaid search results for other reasons, such as search engine technical difficulties, search engine technical changes and changes we make to our websites. In addition, search engines have deemed the practices of some companies to be inconsistent with search engine guidelines and have decided not to list their websites in search result listings at all. If we are listed less prominently or not at all in search result listings for any reason, the traffic to our websites likely will decline, which could harm our operating results. If we decide to attempt to replace this traffic, we may be required to increase our marketing expenditures, which also could harm our operating results.

We may not innovate at a successful pace, which could harm our operating results.

Our industry is rapidly adopting new technologies and standards to create and satisfy the demands of users and advertisers. It is critical that we continue to innovate by anticipating and adapting to these changes to ensure that our content-delivery platforms and services remain effective and interesting to our users, advertisers and partners. In addition, we may discover that we must make significant expenditures to achieve these goals. If we fail to accomplish these goals, we may lose users and the advertisers that seek to reach those users, which could harm our operating results.

We may be unable to continue to build awareness of our brands, which could negatively impact our business and cause our revenues to decline.

Building and maintaining recognition of our brands is critical to attracting and expanding our online user base, attendance at our events and our offline readership. We intend to continue to build existing brands and introduce new brands that will resonate with our targeted audiences, but we may not be successful.  In order to promote these brands, in response to competitive pressures or otherwise, we may find it necessary to increase our marketing budget, hire additional marketing and public relations personnel or otherwise increase our financial commitment to creating and maintaining brand loyalty among our clients. If we fail to promote and maintain our brands effectively, or incur excessive expenses attempting to promote and maintain our brands, our business and financial results may suffer.

Given the tenure and experience of our Chief Executive Officer and President, and their guiding roles in developing our business and growth strategy since our inception, our growth may be inhibited or our operations may be impaired if we were to lose the services of either of them.

Our growth and success depends to a significant extent on our ability to retain Greg Strakosch, our Chief Executive Officer, and Don Hawk, our President, both of whom were founders of our company and have developed, engineered and stewarded the growth and operation of our business since its inception. The loss of the services of either of these persons could inhibit our growth or impair our operations and cause our stock price to decline.

We may not be able to attract , hire and retain qualified personnel cost-effectively, which could impact the quality of our content and services and the effectiveness and efficiency of our management, resulting in increased costs and losses in revenues.

Our success depends on our ability to attract, hire and retain at commercially reasonable rates qualified technical, sales and marketing, customer support, financial and accounting, legal and other managerial personnel. The competition for personnel in the industries in which we operate is intense. Our personnel may terminate their employment at any time for any reason. Loss of personnel may also result in increased costs for replacement hiring and training. If we fail to attract and hire new personnel or retain and motivate our current personnel, we may not be able to operate our businesses effectively or efficiently, serve our customers properly or maintain the quality of our content and services.

In particular, our success depends in significant part on maintaining and growing an effective sales force.  This dependence involves a number of challenges, including:

• the need to hire, integrate, motivate and retain additional sales and sales support personnel;
• the need to train new sales personnel, many of whom lack sales experience when they are hired; and
• competition from other companies in hiring and retaining sales personnel.

We may fail to identify or successfully acquire and integrate businesses, products and technologies that would otherwise enhance our product offerings to our customers and users, and as a result our revenues may decline or fail to grow.

We have acquired, and in the future may acquire or invest in, complementary businesses, products or technologies.  Acquisitions and investments involve numerous risks including:

• difficulty in assimilating the operations and personnel of acquired businesses;
• potential disruption of our ongoing businesses and distraction of our management and the management of acquired companies;
• difficulty in incorporating acquired technology and rights into our offerings and services;
• unanticipated expenses related to technology and other integration;
• potential failure to achieve additional sales and enhance our customer bases through cross-marketing of the combined company’s products to new and existing customers;
• potential litigation resulting from our business combinations or acquisition activities; and
• potential unknown liabilities associated with the acquired businesses.

Our inability to integrate any acquired business successfully, or the failure to achieve any expected synergies, could result in increased expenses and a reduction in expected revenues or revenue growth. As a result, our stock price could fluctuate or decline.  In addition, we cannot assure you that we will be successful in expanding into complementary sectors in the future, which could harm our business, operating results and financial condition.

The costs associated with potential acquisitions or strategic partnerships could dilute your investment or adversely affect our results of operations.

In order to finance acquisitions, investments or strategic partnerships, we may use equity securities, debt, cash, or a combination of the foregoing.  Any issuance of equity securities or securities convertible into equity may result in substantial dilution to our existing stockholders, reduce the market price of our common stock, or both. Any debt financing is likely to have financial and other covenants that could have an adverse impact on our business if we do not achieve our projected results. In addition, the related increases in expenses could adversely affect our results of operations.

We have limited protection of our intellectual property and could be subject to infringement claims that may result in costly litigation, the payment of damages or the need to revise the way we conduct our business.

Our success and ability to compete are dependent in part on the strength of our proprietary rights, on the goodwill associated with our trademarks, trade names and service marks, and on our ability to use U.S. and foreign laws to protect them. Our intellectual property includes, among other things, our original content, our editorial features, logos, brands, domain names, the technology that we use to deliver our products and services, the various databases of information that we maintain and make available by license, and the appearance of our websites. We claim common law protection on certain names and marks that we have used in connection with our business activities. Although we have applied for and obtained registration of many of our marks in countries outside of the U.S. where we do business, we have not been able to obtain registration of all of our key marks in such jurisdictions, in some cases due to prior registration or use by third parties employing similar marks. In addition to U.S. and foreign laws, we rely on confidentiality agreements with our employees and third parties and protective contractual provisions to safeguard our intellectual property.

Policing our intellectual property rights worldwide is a difficult task, and we may not be able to identify infringing users. We cannot be certain that third party licensees of our content will always take actions to protect the value of our proprietary rights and reputation. Intellectual property laws and our agreements may not be sufficient to prevent others from copying or otherwise obtaining and using our content or technologies. In addition, others may develop non-infringing technologies that are similar or superior to ours.

In seeking to protect our trademarks, copyrights, domain names and other proprietary rights, or in defending ourselves against claims of infringement that may be with or without merit, we could face costly litigation and the diversion of our management’s attention and resources. These claims could result in the need to develop alternative trademarks, content or technology or to enter into costly royalty or licensing agreements, which could have a material adverse effect on our business, results of operations and financial condition.

We may not have, in all cases, conducted formal evaluations to confirm that our technology and products do not or will not infringe upon the intellectual property rights of third parties. As a result, we cannot be certain that our technology, offerings, services or online content do not or will not infringe upon the intellectual property rights of third parties. If we were found to have infringed on a third party’s intellectual property rights, the value of our brands and our business reputation could be impaired, and our business could suffer.

Our business could be harmed if we are unable to correspond with existing and potential users by e-mail.

We use e-mail as a significant means of communicating with our existing users. The laws and regulations governing the use of e-mail for marketing purposes continue to evolve, and the growth and development of the market for commerce over the Internet may lead to the adoption of additional legislation and/or changes to existing laws. If new laws or regulations are adopted, or existing laws and regulations are interpreted and/or amended or modified, to impose additional restrictions on our ability to send e-mail to our users or potential users, we may not be able to communicate with them in a cost-effective manner. In addition to legal restrictions on the use of e-mail, Internet service providers and others typically attempt to block the transmission of unsolicited e-mail, commonly known as “spam.” If an Internet service provider or software program identifies e-mail from us as “spam,” we could be placed on a restricted list that would block our e-mail to users or potential users who maintain e-mail accounts with these Internet service providers or who use these software programs. If we are unable to communicate by e-mail with our users and potential users as a result of legislation, blockage or otherwise, our business, operating results and financial condition could be harmed.

Changes in laws and standards relating to data collection and use practices and the privacy of Internet users and other individuals could impair our efforts to maintain and grow our audience and thereby decrease our advertising revenue.

We collect information from our users who register for services or respond to surveys. Subject to each user’s permission (or right to decline, which we refer to as an "opt-out"), we may use this information to inform our users of products and services that may be of interest to them. We may also share this information with our advertising clients for registered members who have elected to receive additional promotional materials and have granted us permission to share their information with third parties.  The U.S. federal and various state governments have adopted or proposed limitations on the collection, distribution and use of personal information of Internet users. Several foreign jurisdictions, including the European Union and Canada, have adopted legislation (including directives or regulations) that may limit our collection and use of information from Internet users in these jurisdictions. In addition, growing public concern about privacy, data security and the collection, distribution and use of personal information has led to self-regulation of these practices by the Internet advertising and direct marketing industry, and to increased federal and state regulation. Because many of the proposed laws or regulations are in their early stages, we cannot yet determine the impact these regulations may have on our business over time. Although, to date, our efforts to comply with applicable federal and state laws and regulations have not hurt our business, additional, more burdensome laws or regulations, including consumer privacy and data security laws, could be enacted or applied to us or our customers. Such laws or regulations could impair our ability to collect user information that helps us to provide more targeted advertising to our users, thereby impairing our ability to maintain and grow our audience and maximize advertising revenue from our advertising clients.

There are a number of risks associated with expansion of our business internationally that could adversely affect our business.

We have fourteen license arrangements in various countries and maintain a direct sales presence in the United Kingdom.  In addition to facing many of the same challenges we face domestically, there are additional risks and costs inherent in expanding our business in international markets, including:

• limitations on our activities in foreign countries where we have granted rights to existing business partners;
• the adaptation of our websites and advertising programs to meet local needs and to comply with local legal regulatory requirements;
• varied, unfamiliar and unclear legal and regulatory restrictions, as well as unforeseen changes in, legal and regulatory requirements;
• more restrictive data protection regulation, which may vary by country;
• difficulties in staffing and managing multinational operations;
• difficulties in finding appropriate foreign licensees or joint venture partners;
• distance, language and cultural differences in doing business with foreign entities;
• foreign political and economic uncertainty;
• less extensive adoption of the Internet as an information source and increased restriction on the content of websites;
• currency exchange-rate fluctuations; and
• potential adverse tax requirements.

As a result, we may face difficulties and unforeseen expenses in expanding our business internationally and even if we attempt to do so, we may be unsuccessful, which could harm our business, operating results and financial condition.

Changes in regulations could adversely affect our business and results of operations.

It is possible that new laws and regulations or new interpretations of existing laws and regulations in the United States and elsewhere will be adopted covering issues affecting our business, including:

• privacy, data security and use of personally identifiable information;
• copyrights, trademarks and domain names; and
• marketing practices, such as e-mail or direct marketing.

Increased government regulation, or the application of existing laws to online activities, could:

• decrease the growth rate of the Internet;
• reduce our revenues;
• increase our operating expenses; or
• expose us to significant liabilities.

Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is still evolving. Therefore, we might be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our trademarks and other proprietary rights. Any impairment in the value of these important assets could cause our stock price to decline.  We cannot be sure what effect any future material noncompliance by us with these laws and regulations or any material changes in these laws and regulations could have on our business, operating results and financial condition.

As a creator and a distributor of content over the Internet, we face potential liability for legal claims based on the nature and content of the materials that we create or distribute.

Due to the nature of content published on our online network, including content placed on our online network by third parties, and as a creator and distributor of original content and research, we face potential liability based on a variety of theories, including defamation, negligence, copyright or trademark infringement, or other legal theories based on the nature, creation or distribution of this information. Such claims may also include, among others, claims that by providing hypertext links to websites operated by third parties, we are liable for wrongful actions by those third parties through these websites. Similar claims have been brought, and sometimes successfully asserted, against online services. It is also possible that our users could make claims against us for losses incurred in reliance on information provided on our networks. In addition, we could be exposed to liability in connection with material posted to our Internet sites by third parties. For example, many of our sites offer users an opportunity to post unmoderated comments and opinions. Some of this user-generated content may infringe on third party intellectual property rights or privacy rights or may otherwise be subject to challenge under copyright laws. Such claims, whether brought in the United States or abroad, could divert management time and attention away from our business and result in significant cost to investigate and defend, regardless of the merit of these claims. In addition, if we become subject to these types of claims and are not successful in our defense, we may be forced to pay substantial damages. Our insurance may not adequately protect us against these claims. The filing of these claims may also damage our reputation as a high-quality provider of unbiased, timely analysis and result in client cancellations or overall decreased demand for our products and services.

We may be liable if third parties or our employees misappropriate our users' confidential business information.

We currently retain confidential information relating to our users in secure database servers. Although we observe security measures throughout our operations, we cannot assure you that we will be able to prevent individuals from gaining unauthorized access to these database servers. Any unauthorized access to our servers, or abuse by our employees, could result in the theft of confidential user information. If confidential information is compromised, we could lose customers or become subject to liability or litigation and our reputation could be harmed, any of which could materially and adversely affect our business and results of operations.

Our business, which is dependent on centrally located communications and computer hardware systems, is vulnerable to natural disasters, telecommunication and systems failures, terrorism and other problems, which could reduce traffic on our networks or websites and result in decreased capacity for advertising space.

Our operations are dependent on our communications systems and computer hardware, all of which are located in data centers operated by Verizon, Inc. These systems could be damaged by fire, floods, earthquakes, power loss, telecommunication failures and similar events. Our insurance policies have limited coverage levels for loss or damages in these events and may not adequately compensate us for any losses that may occur. In addition, terrorist acts or acts of war may cause harm to our employees or damage our facilities, our clients, our clients’ customers and vendors, or cause us to postpone or cancel, or result in dramatically reduced attendance at, our events, which could adversely impact our revenues, costs and expenses and financial position. We are predominantly uninsured for losses and interruptions to our systems or cancellations of events caused by terrorist acts and acts of war.

Our systems may be subject to slower response times and system disruptions that could adversely affect our revenues.

Our ability to attract and maintain relationships with users, advertisers and strategic partners will depend on the satisfactory performance, reliability and availability of our Internet infrastructure. Our Internet advertising revenues relate directly to the number of advertisements and other marketing opportunities delivered to our users. System interruptions or delays that result in the unavailability of Internet sites or slower response times for users would reduce the number of advertising impressions and leads delivered. This could reduce our revenues as the attractiveness of our sites to users and advertisers decreases. Our insurance policies provide only limited coverage for service interruptions and may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems. Further, we do not have multiple site capacity for all of our services in the event of any such occurrence. We may experience service disruptions for the following reasons:

• occasional scheduled maintenance;
• equipment failure;
• volumes of visits to our websites that exceed our infrastructure’s capacity; and
• natural disasters, telecommunications failures, power failures, other system failures, maintenance, viruses, hacking or other events.

In addition, our networks and websites must accommodate a high volume of traffic and deliver frequently updated information. They have experienced in the past, and may experience in the future, slower response times or decreased traffic for a variety of reasons. There have been instances where our online networks as a whole, or our websites individually, have been inaccessible. Also, slower response times, which have occurred more frequently, can result from general Internet problems, routing and equipment problems involving third party Internet access providers, problems with third party advertising servers, increased traffic to our servers, viruses and other security breaches, many of which problems are out of our control.  In addition, our users depend on Internet service providers and online service providers for access to our online networks or websites. Those providers have experienced outages and delays in the past, and may experience outages or delays in the future. Moreover, our Internet infrastructure might not be able to support continued growth of our online networks or websites. Any of these problems could result in less traffic to our networks or websites or harm the perception of our networks or websites as reliable sources of information. Less traffic on our networks and websites or periodic interruptions in service could have the effect of reducing demand for advertising on our networks or websites, thereby reducing our advertising revenues.

Our networks may be vulnerable to unauthorized persons accessing our systems, viruses and other disruptions, which could result in the theft of our proprietary information and/or disrupt our Internet operations making our websites less attractive and reliable for our users and advertisers.

Internet usage could decline if any well-publicized compromise of security occurs. “Hacking” involves efforts to gain unauthorized access to information or systems or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment. Hackers, if successful, could misappropriate proprietary information or cause disruptions in our service. We may be required to expend capital and other resources to protect our websites against hackers.

Our online networks could also be affected by computer viruses or other similar disruptive problems, and we could inadvertently transmit viruses across our networks to our users or other third parties. Any of these occurrences could harm our business or give rise to a cause of action against us. Providing unimpeded access to our online networks is critical to servicing our customers and providing superior customer service. Our inability to provide continuous access to our online networks could cause some of our customers to discontinue purchasing advertising programs and services and/or prevent or deter our users from accessing our networks.

Our activities and the activities of third party contractors involve the storage and transmission of proprietary and personal information.  Accordingly, security breaches could expose us to a risk of loss or litigation and possible liability. We cannot assure that contractual provisions attempting to limit our liability in these areas will be successful or enforceable, or that other parties will accept such contractual provisions as part of our agreements.

If we fail to maintain proper and effective disclosure controls and procedures and internal controls over financial reporting, our ability to produce accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business and investors' views of us.

Ensuring that we have adequate disclosure controls and procedures, including internal financial and accounting controls and procedures, in place to help ensure that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We are in the process of documenting, reviewing and, if appropriate, improving our internal controls and procedures in connection with the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. Both we and our independent auditors will be testing our internal controls in connection with the Section 404 requirements and, as part of that documentation and testing, identifying areas for further attention and improvement. Implementing any appropriate changes to our internal controls may entail substantial costs in order to modify our existing accounting systems, take a significant period of time to complete and distract our officers, directors and employees from the operation of our business. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In addition, investors' perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements may seriously affect our stock price.

Our ability to raise capital in the future may be limited.

Our business and operations may consume resources faster than we anticipate. In the future, we may need to raise additional funds to expand our sales and marketing and product development efforts or to make acquisitions. Additional financing may not be available on favorable terms, if at all.  If adequate funds are not available on acceptable terms, we may be unable to fund the expansion of our sales and marketing and research and development efforts or take advantage of acquisition or other opportunities, which could seriously harm our business and operating results. If we incur debt, the debt holders would have rights senior to common stockholders to make claims on our assets and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock.  Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future securities offerings reducing the market price of our common stock and diluting their interest.

The impairment of a significant amount of goodwill and intangible assets on our balance sheet could result in a decrease in earnings and, as a result, our stock price could decline.

In the course of our operating history, we have acquired assets and businesses.  Some of our acquisitions have resulted in the recording of a significant amount of goodwill and/or intangible assets on our financial statements. We have $56.5 million of goodwill and net intangible assets as of June 30, 2007. The goodwill and/or intangible assets were recorded because the fair value of the net tangible assets acquired was less than the purchase price. We may not realize the full value of the goodwill and/or intangible assets. As such, we evaluate goodwill and other intangible assets with indefinite useful lives for impairment on an annual basis or more frequently if events or circumstances suggest that the asset may be impaired. We evaluate other intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. If goodwill or other intangible assets are determined to be impaired, we will write off the unrecoverable portion as a charge to our earnings. If we acquire new assets and businesses in the future, as we intend to do, we may record additional goodwill and/or intangible assets. The possible write-off of the goodwill and/or intangible assets could negatively impact our future earnings and, as a result, the market price of our common stock could decline.

Future sales of shares of our common stock by existing stockholders could depress the market price of our common stock.

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market after the 180-day contractual lock-up entered into in connection with our IPO and other legal restrictions on resale lapse, the trading price of our common stock could decline significantly. Morgan Stanley & Co. Incorporated and Lehman Brothers Inc. may, in their sole discretion, permit our officers, directors, employees and current stockholders to sell shares prior to the expiration of the lock-up agreements. After the lock-up agreements expire, and based on shares outstanding as of June 30, 2007, an additional 31,180,554 shares will be eligible for sale in the public market, 30,492,394 of which are held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, and various vesting agreements. In addition, the 7,209,168 shares subject to outstanding options under our 1999 and 2007 Stock Option Plans as of June 30, 2007, the 2,774,684 shares reserved for future issuance under our 2007 Stock Option Plan and 73,003 shares issuable upon exercise of warrants will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline substantially.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Public Offering of Common Stock

In May 2007, we completed an initial public offering of common stock, $0.001 par value per share, pursuant to a registration statement on Form S-1 (File No. 333-14503) which the SEC declared effective on May 16, 2007.  Pursuant to the registration statement, we registered the offering and sale of an aggregate of 8,855,000 shares of our common stock, of which 7,072,097 shares were sold by the Company and 1,782,903 shares were sold by certain of the Company’s existing shareholders at an issue price to the public of $13.00 per share. The offering did not terminate until the sale of all of the shares registered on the registration statement.  The underwriters for the offering were Morgan Stanley, Lehman Brothers, Cowen and Company, and RBC Capital Markets.

We raised a total of $91.9 million in gross proceeds from the offering, or $83.2 million in net proceeds after deducting underwriting discounts and commissions of $6.4 million and other offering costs of approximately $2.3 million. We repaid $12.0 million that we had borrowed against our revolving credit facility in conjunction with the acquisition of TechnologyGuide.com in April 2007.  We have invested the remaining net proceeds in cash, cash equivalents and short-term investments, in accordance with our investment policy. None of the expenses or net proceeds of the offering were paid, directly or indirectly, to directors, officers, persons owning ten percent or more of our equity securities, or any of our other affiliates.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

In April 2007, we solicited the written consent of our stockholders pursuant to Sections 228 of the General Corporation Law of the State of Delaware in connection with the following proposals:

1.	To approve an amendment to our Certificate of Incorporation, as amended, that, among other things, effected a 1-for-4 reverse stock split of our common stock.

2.
To approve a Third Amended and Restated Certificate of Incorporation that, among other things, provided for a staggered board of directors and implemented other provisions appropriate for a public company.

3.
To elect as directors Roger C. Marino and Jay C. Hoag as Class I Directors (term expiring at annual meeting of stockholders to be held in 2008), Bruce Levenson and Alan G. Spoon as Class II Directors (term expiring at annual meeting of stockholders to be held in 2009) and Greg Strakosch and Leonard Forman (term expiring at annual meeting of stockholders to be held in 2010).

4.	To approve our Amended and Restated By-laws.

5.
To approve our Fourth Amended and Restated Certificate of Incorporation, that, among other things, removed all references to our preferred stock effective upon consummation of our initial public offering.

6.	To approve our 2007 Stock Option and Incentive Plan.

We received the requisite consents of our stockholders to all such proposals.

Item 5.    Other Information

None.

Item 6.    Exhibits

(a)    Exhibits

31.1  Certification of Greg Strakosch, Chief Executive Officer of TechTarget, Inc., Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

31.2  Certification of Eric Sockol, Chief Financial Officer and Treasurer of TechTarget, Inc., Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934.

32.1  Certifications of Greg Strakosch, Chief Executive Officer of TechTarget, Inc. and Eric Sockol, Chief Financial Officer and Treasurer of TechTarget, Inc., Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TECHTARGET, INC (Registrant)

	By:	/s/ GREG STRAKOSCH
Date: August 14, 2007		Greg Strakosch, Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2007	By:	/s/ ERIC SOCKOL
Eric Sockol, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)