Form 10-Q
period 2007-09-30
TechTarget Inc
filed 2007-11-13
CIK 1293282

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-33472

TECHTARGET, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-3483216
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of September 30, 2007, there were outstanding 40,406,753 shares of the registrant’s common stock, par value $0.001.

TECHTARGET, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
TECHTARGET, INC.
Consolidated Balance Sheets
 (In thousands, except share and per share data)

	September 30, 2007	December 31, 2006
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$20,769	$30,830
Short-term investments	87,901	-
Accounts receivable, net of allowance for doubtful accounts of $510 and $580 as of September 30, 2007 and December 31, 2006, respectively.	12,419	12,096
Prepaid expenses and other current assets	3,459	952
Deferred tax assets	735	1,784
Total current assets	125,283	45,662

Property and equipment, net	3,769	2,520
Goodwill	43,225	36,190
Intangible assets, net of accumulated amortization	12,087	6,066
Other assets	105	854
Deferred tax assets	1,834	1,355

Total assets	$186,303	$92,647

Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities:
Current portion of bank term loan payable	$3,000	$3,000
Accounts payable	3,121	2,928
Income taxes payable	-	1,854
Accrued expenses and other current liabilities	1,559	1,904
Accrued compensation expenses	1,779	2,322
Deferred revenue	5,590	2,544
Total current liabilities	15,049	14,552

Long-term liabilities:
Other liabilities	458	555
Bank term loan payable, net of current portion	3,750	6,000
Total liabilities	19,257	21,107

Commitments (Note 8)	-	-

Redeemable convertible preferred stock:
Series A redeemable convertible preferred stock - $0.001 par value; 36,009,488 shares authorized ; 35,879,971 shares issued and outstanding, liquidation preference of $30,656 at December 31, 2006	-	30,468
Series B redeemable convertible preferred stock - $0.001 par value; 51,470,588 shares authorized ; 51,470,588 shares issued and outstanding, liquidation preference of $88,296 at December 31, 2006	-	88,260
Series C redeemable convertible preferred stock - $0.001 par value; 10,141,302 shares authorized ; 10,141,302 shares issued and outstanding, liquidation preference of $18,058 at December 31, 2006	-	18,038
Total redeemable convertible preferred stock	-	136,766

Stockholders' equity (deficit):
Preferred stock, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value per share, 100,000,000 shares authorized; 40,406,753 and 7,969,830 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	41	32
Additional paid-in capital	199,689	-
Warrants	55	105
Accumulated other comprehensive loss	(70)	(56)
Accumulated deficit	(32,669)	(65,307)
Total stockholders' equity (deficit)	167,046	(65,226)

Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$186,303	$92,647

See accompanying notes.

TECHTARGET, INC.
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(unaudited)
Revenues:
Online	$14,687	$12,565	$44,726	$35,752
Events	6,912	5,893	16,201	13,962
Print	1,702	1,809	5,323	6,181
Total revenues	23,301	20,267	66,250	55,895

Cost of revenues:
Online (1)	3,769	3,644	11,194	9,257
Events (1)	2,283	1,632	6,065	4,641
Print (1)	862	1,385	2,990	4,215
Total cost of revenues	6,914	6,661	20,249	18,113

Gross profit	16,387	13,606	46,001	37,782

Operating expenses:
Selling and marketing (1)	7,271	4,932	19,811	14,555
Product development (1)	1,677	1,617	5,021	4,740
General and administrative (1)	3,364	2,126	8,917	6,001
Depreciation	401	241	1,095	697
Amortization of intangible assets	1,171	1,378	2,971	3,886
Total operating expenses	13,884	10,294	37,815	29,879

Operating income	2,503	3,312	8,186	7,903

Interest income (expense):
Interest income	1,043	369	2,058	1,224
Interest expense	(146)	(385)	(851)	(1,103)
Total interest income (expense)	897	(16)	1,207	121

Income before provision for income taxes	3,400	3,296	9,393	8,024

Provision for income taxes	1,858	1,709	4,820	3,623

Net income	$1,542	$1,587	$4,573	$4,401

Net income (loss) per common share:
Basic	$0.04	$(0.16)	$0.03	$(0.47)
Diluted	$0.04	$(0.16)	$0.02	$(0.47)

Weighted average common shares outstanding:
Basic	40,354,796	7,909,485	24,282,474	7,788,440
Diluted	43,336,498	7,909,485	27,184,670	7,788,440

(1) Amounts include share-based compensation expense as follows:
Cost of online revenue	$16	$9	$156	$14
Cost of events revenue	20	3	43	5
Cost of print revenue	(1)	1	18	2
Selling and marketing	930	49	2,054	69
Product development	84	10	230	16
General and administrative	604	19	1,421	50

See accompanying notes.

TECHTARGET, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2007	2006
	(unaudited)
Operating Activities
Net income	$4,573	$4,401
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,066	4,583
Provision for bad debt	117	215
Stock-based compensation	3,922	156
Non-cash interest expense	310	91
Deferred tax benefit	570	-
Excess tax benefit - stock options	(2,518)	-
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	(441)	(3,283)
Prepaid expenses and other current assets	74	(604)
Other assets	745	(18)
Accounts payable	193	(541)
Income taxes payable	(1,854)	-
Accrued expenses and other current liabilities	(344)	22
Accrued compensation expenses	(543)	(233)
Deferred revenue	3,046	3,049
Other liabilities	(110)	(41)
Net cash provided by operating activities	11,806	7,797

Investing activities
Purchases of property and equipment, and other assets	(2,344)	(969)
Purchases of short-term investments	(284,247)	-
Sales of short-term investments	196,346	-
Acquisition of assets	(1,013)	-
Acquisition of businesses, net of cash acquired	(15,015)	(15,017)
Net cash used in investing activities	(106,273)	(15,986)

Financing activities
Proceeds from revolving credit facility	12,000	-
Payments made on revolving credit facility	(12,000)	-
Proceeds from bank term loan payable	-	10,000
Payments on bank term loan payable	(2,250)	(22,000)
Proceeds from initial public offering, net of stock issuance costs	83,161	-
Excess tax benefit - stock options	2,518	-
Proceeds from exercise of warrants and stock options	977	779
Net cash provided by (used in) financing activities	84,406	(11,221)

Net decrease in cash and cash equivalents	(10,061)	(19,410)
Cash and cash equivalents at beginning of period	30,830	46,879

Cash and cash equivalents at end of period	$20,769	$27,469

Cash paid for interest	$489	$1,076
Cash paid for taxes	$4,437	$4,165

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

The Company's integrated content platform consists of a network of 42 websites that are complemented with targeted in-person events and three specialized IT magazines. Throughout all stages of the purchase decision process, these content offerings meet IT professionals' needs for expert, peer and IT vendor information, and provide a platform on which IT vendors can launch targeted marketing campaigns that generate measurable, high return on investment, or ROI. Based upon the logical clustering of users' respective job responsibilities and the marketing focus of the products that the Company's customers are advertising, content offerings are currently categorized across eleven distinct media groups:  Application Development; Channel; CIO and IT Management; Data Center; Enterprise Applications; Laptops and Mobile Technology; Networking; Security; Storage; Vertical Software; and Windows and Distributed Computing.

On November 6, 2007, the Company acquired KnowledgeStorm, Inc. (KnowledgeStorm), a privately-held company based in Alpharetta, GA for an aggregate purchase price of approximately $58 million, consisting of approximately $52 million in cash and 359,820 shares of the Company's common stock.   KnowledgeStorm is a leading online search resource providing vendor generated content targeted toward corporate IT professionals. KnowledgeStorm offers IT marketers products with a lead generation and branding focus to reach these corporate IT professionals throughout the purchasing decision process.  The financial results of KnowledgeStorm will be included in the Company’s consolidated results of operations from the date of acquisition.

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

The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations.   In the opinion of management, the unaudited interim consolidated financial statements and notes have been prepared on the same basis as the audited consolidated financial statements in the Company’s Registration Statement on Form S-1 (File No. 333-140503), and include all adjustments (consisting of normal, recurring adjustments) necessary for the fair presentation of the Company's financial position at September 30, 2007, results of operations for the three and nine months ended September 30, 2007 and 2006, and cash flows for the nine months ended September 30, 2007 and 2006.  The interim periods are not necessarily indicative of results to be expected for any other interim periods or for the full year.

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

While each online media offering can be sold separately, most of the Company’s online media sales involve multiple online offerings.  At inception of the arrangement, the Company evaluates the deliverables to determine whether they represent separate units of accounting under EITF Issue No. 00-21.  Deliverables are deemed to be separate units of accounting if all of the following criteria are met: the delivered item has value to the customer on a standalone basis; there is objective and reliable evidence of the fair value of the item(s); and delivery or performance of the item(s) is considered probable and substantially in the Company's control.  The Company allocates revenue to each unit of accounting in a transaction based upon its fair value as determined by vendor objective evidence.  Vendor objective evidence of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those online media offerings when sold to other similar customers.  If vendor objective evidence of fair value has not been established for all items under the arrangement, no allocation can be made, and the Company recognizes revenue on all online media offerings over the term of the arrangement.

The Company offers customers the ability to purchase integrated ROI program offerings, which can include any of its online media offerings packaged together to address the particular customer's specific advertising requirements. As part of these offerings, the Company will guarantee a minimum number of qualified sales leads to be delivered over the course of the advertising campaign. Throughout the advertising campaign, revenue is recognized as individual offerings are delivered, and the lead guarantee commitments are closely monitored to assess campaign performance. If the minimum number of qualified sales leads is not met by the scheduled completion date of the advertising campaign, the campaign is extended and the Company will extend the period over which it recognizes revenue. In accordance with EITF Issue No. 00-21, revenue is deferred for any undelivered offerings equal to a pro-rata amount of the fair value of the additional media offerings as compared to the total combined value of the original contract and the fair value of the additional media offerings. The fair value of the additional media offerings is determined based on standard rate card pricing for each of the additional media offerings. The Company estimates the additional media offerings to be delivered during the extended period based on historical lead generation performance for each of the offerings. The Company has managed and completed over 1,000 integrated ROI program offerings since 2004, which it feels provides a reasonable basis to establish these estimates.  During the twelve months ended September 30, 2007, lead shortfalls for integrated ROI program offerings were satisfied within an average extended period of 38 days.

As of September 30, 2007, substantially all of the integrated ROI program offerings that had a guaranteed minimum number of qualified sales leads had been delivered within the original contractual term.  Standard contractual terms and conditions for integrated ROI program offerings allow for the Company to extend advertising campaigns in order to satisfy lead shortfalls. When lead shortfalls are unable to be satisfied within a mutually agreed-upon extended period, the Company recognizes revenue equal to, and the customer is only responsible for paying, a pro rata amount based on the actual number of leads delivered compared to the number of leads originally guaranteed. Historically, lead guarantees associated with integrated ROI program offerings have not required the Company to refund or extend payment terms to customers, nor have they resulted in deferral of a material amount of revenue outside of the original contractual term of the advertising campaign.

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

Internal Use Software and Website Development Costs

The Company accounts for website development costs according to the guidance in the EITF Issue No. 00-2, Accounting for Web Site Development Costs, which requires that costs incurred during the development of website applications and infrastructure involving developing software to operate a website be capitalized.  Additionally, all costs relating to internal use software are accounted for under Statement of Position (SOP) 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use.  The estimated useful life of costs capitalized is evaluated for each specific project.  Capitalized internal use software and website development costs are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  An impairment loss shall be recognized only if the carrying amount of the asset is not recoverable and exceeds its fair value.  The Company capitalized internal-use software and website development costs of $191 and $272 for the three months ended September 30, 2007 and 2006, respectively, and $889 and $452 for the nine months ended September 30, 2007 and 2006, respectively.

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

Stock-Based Compensation

At September 30, 2007, the Company had two stock-based employee compensation plans which are more fully described in Note 9.  Through December 31, 2005, the Company accounted for its stock-based awards to employees using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Under the intrinsic value method, compensation expense is measured on the date of the grant as the difference between the deemed fair value of our common stock and the exercise or purchase price multiplied by the number of shares subject to stock options or the number of shares of restricted stock awards granted.

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

Pro Forma Results of Operations

The following pro forma results of operations for the three and nine months ended September 30, 2007 and 2006 have been prepared as though the acquisitions of TechnologyGuide.com and 2020Software.com had occurred as of January 1, 2006.  This pro forma financial information is not indicative of the results of operations that may occur in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(unaudited)

Total revenues	$23,301	$20,778	$67,109	$58,694

Net income	$1,229	$1,547	$3,863	$3,391

Net income per common share:
Basic and Diluted	$0.03	$(0.16)	$0.00	$(0.59)

3. Cash, Cash Equivalents and Short-Term Investments

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less at date of purchase.  Cash equivalents are carried at cost, which approximates their fair market value.  Cash and cash equivalents consisted of the following:

	September 30, 2007	December 31, 2006
	(unaudited)

Cash	$2,772	$3,262
Money market funds	13,815	5,935
Municipal bonds	1,000	-
Commercial paper corporate debt securities	3,182	21,633
Total cash and cash equivalents	$20,769	$30,830

As of September 30, 2007, short-term investments consist of commercial paper corporate debt securities, municipal bonds, auction rate securities and variable rate demand notes.  Auction rate securities are variable-rate bonds tied to short-term interest rates with maturities in excess of 90 days.  Interest rates on these securities typically reset through a modified Dutch auction at predetermined short-term intervals, usually every 1, 7, 28 or 35 days.  Variable rate demand notes are long-term, taxable, or tax-exempt bonds issued on a variable rate basis that can be tendered by the Company for purchase at par whenever interest rates reset, usually every 7 days.  Despite the long-term nature of the stated contractual maturities of these variable rate demand notes, the Company has the intent and ability to quickly liquidate these securities.  Auction rate securities and variable rate demand notes are recorded at fair market value, which approximates cost because of their short-term interest rates.  Commercial paper corporate debt securities and municipal bonds are securities issued by various highly rated municipalities that have maturities between three and twelve months at date of purchase.

The Company’s short-term investments are accounted for as available for sale securities under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.  These investments are recorded at cost, which approximates fair market value, therefore the Company has no unrealized gains or losses from these investments.

Short-term investments consisted of the following:

	September 30, 2007	December 31, 2006
	(unaudited)

Commercial paper corporate debt securities	$4,800	$-
Municipal bonds	29,801	-
Auction rate securities	39,950	-
Variable rate demand notes	13,350	-
Total short-term investments	$87,901	$-

All income generated from these short-term investments is recorded as interest income.

4. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2007 and for the year ended December 31, 2006 are as follows:

Total

Balance as of December 31, 2005	$26,535
Acquisitions during the period	9,440
Other adjustments	215
Balance as of December 31, 2006	36,190
Acquisitions during the period	7,035
Balance as of September 30, 2007	$43,225

            Intangible assets subject to amortization as of September 30, 2007 and December 31, 2006 consist of the following:

	As of September 30, 2007
	(unaudited)

	Gross Carrying	Accumulated
	Amount	Amortization	Net
Customer, affiliate and advertiser relationships	$13,367	$(8,020)	$5,347
Developed websites, technology and patents	5,976	(919)	5,057
Trademark, trade name and domain name	894	(451)	443
Non-compete agreements	1,675	(435)	1,240

Total intangible assets	$21,912	$(9,825)	$12,087

	As of December 31, 2006

	Gross Carrying	Accumulated
	Amount	Amortization	Net
Customer, affiliate and advertiser relationships	$11,025	$(6,010)	$5,015
Developed websites, technology and patents	576	(400)	176
Trademark, trade name and domain name	768	(321)	447
Non-compete agreements	550	(122)	428

Total intangible assets	$12,919	$(6,853)	$6,066

Intangible assets are amortized over their estimated useful lives, which range from 12 to 72 months, using the straight-line method of amortization, which approximates the estimated pattern of economic use. Amortization expense was $1,172 and $1,378 for the three months ended September 30, 2007 and 2006 respectively, and $2,972 and $3,886 for the nine months ended September 30, 2007 and 2006, respectively.  At September 30, 2007, the remaining amortization expense will be recognized over a weighted-average period of approximately 2.65 years.

The Company expects amortization expense of intangible assets to be as follows:

Total

2007 (October 1st - December 31st)	$1,020
2008	2,967
2009	2,831
2010	2,361
2011	1,584
2012	1,024
Thereafter	300

Total amortization expense	$12,087

5. Net Income (Loss) Per Share

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per common share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(unaudited)
Numerator:
Net income	$1,542	$1,587	$4,573	$4,401
Allocation of net income to periods (1):
Net income allocable to period during which two classes of equity securities were outstanding	-	1,587	1,689	4,401
Net income allocable to period during which one class of equity securities was outstanding	1,542	-	2,884	-
Net income	$1,542	$1,587	$4,573	$4,401

Net income allocable to two class period	$-	$1,587	$1,689	$4,401

Accretion of preferred stock dividends	-	2,824	3,948	8,091
Net income applicable to preferred stockholders for two class period	-	2,824	3,948	8,091

Net loss applicable to common stockholders for two class period	-	(1,237)	(2,259)	(3,690)
Net income allocable to one class period	1,542	-	2,884	-
Net income (loss) applicable to common stockholders	$1,542	$(1,237)	$625	$(3,690)

Denominator:
Basic:
Weighted average shares of common stock outstanding	40,354,796	7,909,485	24,282,474	7,788,440

Diluted:
Weighted average shares of common stock outstanding	40,354,796	7,909,485	24,282,474	7,788,440
Effect of potentially dilutive shares	2,981,702	-	2,902,196	-
Total weighted average shares of common stock outstanding	43,336,498	7,909,485	27,184,670	7,788,440

Calculation of Net Income Per Common Share:
Basic:
Net income (loss) applicable to common stockholders	$1,542	$(1,237)	$625	$(3,690)
Weighted average shares of stock outstanding	40,354,796	7,909,485	24,282,474	7,788,440
Net income (loss) per common share	$0.04	$(0.16)	$0.03	$(0.47)

Diluted:
Net income (loss) applicable to common stockholders	$1,542	$(1,237)	$625	$(3,690)
Weighted average shares of stock outstanding	43,336,498	7,909,485	27,184,670	7,788,440
Net income (loss) per common share	$0.04	$(0.16)	$0.02	$(0.47)

(1)
As of May 16, 2007, the effective date of the Company's IPO, the Company transitioned from having two classes of equity securities outstanding, common and preferred stock, to a single class of equity securities outstanding, common stock, upon automatic conversion of shares of redeemable convertible preferred stock into shares of common stock.

6. Bank Term Loan Payable

In August 2006, the Company entered into a credit agreement (Credit Agreement) with Citizens Bank of Massachusetts, which included a $10,000 term loan (Term Loan) and a $20,000 revolving credit facility (Revolving Credit Facility).  The Revolving Credit Facility matures on August 30, 2011. Unless earlier payment is required by an event of default, all principal and unpaid interest will be due and payable on August 30, 2011. At the Company's option, the Revolving Credit Facility bears interest at either the Prime Rate less 1.00% or the LIBOR plus the applicable LIBOR margin.  The Company is also required to pay an unused line fee on the daily unused amount of its Revolving Credit Facility at a per annum rate of 0.375%.  The Company borrowed $12,000 against its Revolving Credit Facility in conjunction with the acquisition of TechnologyGuide.com in April 2007.  The entire outstanding balance of $12,000 was repaid in May 2007 with proceeds from the Company’s IPO.  As of September 30, 2007, unused availability under the Revolving Credit Facility totaled $20,000.

 In August 2007, the Company entered into an amendment to the Credit Agreement.  The amendment changes the applicable LIBOR margin from 1.50% to a sliding scale based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters.  As of September 30, 2007, the applicable LIBOR margin was 1.25%.

The Term Loan requires 39 consecutive monthly principal payments of $250, plus interest, beginning on September 30, 2006 through December 30, 2009. As of September 30, 2007, the outstanding balance due under the Term Loan was $6,750.  There was no accrued interest on the Term Loan at September 30, 2007.

In September 2006, the Company entered into an interest rate swap agreement with a commercial bank to mitigate the interest rate fluctuations on the Term Loan. With this interest rate swap agreement in place, the Company has fixed the annual interest rate at 5.48% plus the applicable LIBOR margin for the Term Loan. The interest rate swap agreement terminates in December 2009. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the interest rate swap agreement is deemed to be a cash flow hedge and qualifies for special accounting using the shortcut method. Accordingly, changes in the fair value of the interest rate swap agreement are recorded in "accumulated other comprehensive loss" on the consolidated statements of redeemable convertible preferred stock and stockholders' deficit. As of September 30, 2007, the fair value of the cash flow hedge was $70 and is recorded in other liabilities.

Borrowings under the Credit Agreement are collateralized by a security interest in substantially all assets of the Company. Covenants governing the Credit Agreement require the maintenance of certain financial ratios. The Company was in compliance with all financial covenants as of September 30, 2007.

The future maturities of the Term Loan agreement at September 30, 2007 are as follows:

Year Ending December 31,	As of September 30, 2007
(unaudited)

2007 (October 1st - December 31st)	$750
2008	3,000
2009	3,000
6,750
Less current portion	(3,000)

$3,750

7. Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income (loss) and its components in financial statements. Comprehensive income (loss) is defined to include all changes in equity during a period, except those resulting from investments by stockholders and distributions to stockholders. For the three and nine months ended September 30, 2007 comprehensive income (loss) is the sum of net income and the change in the fair value of the Company's cash flow hedge, as follows:

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
	(unaudited)

Net income	$1,542	$4,573
Other comprehensive income:
Change in fair value of cash flow hedge	(47)	(14)

Total comprehensive income	$1,495	$4,559

8. Commitments and Contingencies

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At September 30, 2007 and December 31, 2006, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

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

In April 2007, the Board approved the 2007 Stock Option and Incentive Plan (the 2007 Plan), which was approved by the stockholders and became effective upon the consummation of the Company’s IPO in May 2007. Effective upon the consummation of the IPO, no further awards will be made pursuant to the 1999 Plan, but any outstanding awards under the 1999 Plan will remain in effect and will continue to be subject to the terms of the 1999 Plan.  The 2007 Plan allows the Company to grant ISOs, NSOs, stock appreciation rights, deferred stock awards, restricted stock and other awards.  Under the 2007 Plan, stock options may not be granted at less than fair market value on the date of grant, and all options generally vest over a four year period.  Stock options granted under the 2007 Plan expire no later than ten years after the grant date.  The Company has reserved for issuance an aggregate of 2,911,667 shares of common stock under the 2007 Plan plus an additional annual increase to be added automatically on January 1 of each year, beginning on January 1, 2008, equal to the lesser of (a) 2% of the outstanding number of shares of common stock (on a fully-diluted basis) on the immediately preceding December 31 and (b) such lower number of shares as may be determined by our compensation committee.  The number of shares available for issuance under the 2007 Plan is subject to adjustment in the event of a stock split, stock dividend or other change in capitalization.  Generally, shares that are forfeited or canceled from awards under the 2007 Plan also will be available for future awards.  In addition, shares subject to stock options returned to the 1999 Plan, as a result of their expiration, cancellation or termination, are automatically made available for issuance under the 2007 Plan.  As of September 30, 2007 a total of 2,780,433 shares were available for grant under the 2007 Plan.

Accounting for Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award.  The Company calculated the fair values of the options granted using the following estimated weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Risk-free interest rate	*	4.68%-5.05%	4.61%-5.04%	4.68%-5.05%
Expected volatility	*	58%-59%	49%-50%	58%-63%
Expected life	*	6.25 years	6.25 years	6.25 years
Dividend yield	*	-%	-%	-%
Weighted-average grant date fair value per share	*	$4.47	$7.71	$4.48

*	The Company did not grant any stock options during the three months ended September 30, 2007.

As there was no public market for the Company’s common stock prior to the Company's IPO in May 2007, and limited historical information on the volatility of its common stock since the date of the Company’s IPO, the Company determined the volatility for options granted in the three and nine months ended September 30, 2007 and 2006 based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies for a period equal to the expected life of the option.  The expected life of options has been determined utilizing the "simplified" method as prescribed by the SEC's Staff Accounting Bulletin No. 107, Share-Based Payment.  The risk-free interest rate is based on a zero coupon United States treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas SFAS No. 123 permitted companies to record forfeitures based on actual forfeitures, which was the Company’s historical policy under SFAS No. 123.  As a result, the Company applied an estimated forfeiture rate, based on its historical forfeiture experience during the previous six years, of 8.40% in determining the expense recorded in the three and nine months ended September 30, 2006.  In September 2007, the Company changed the estimated forfeiture rate from 8.40% to 4.00% based on a decrease in its historical forfeiture experience during the previous two years.  The Company applied the new forfeiture rate of 4.00% in determining the expense recorded in the three and nine months ended September 30, 2007.

A summary of the activity under the Company's stock option plan as of September 30, 2007 and changes during the three and nine month periods then ended is presented below:

Quarter-to-Date Activity	Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
	(unaudited)

Options outstanding at June 30, 2007	7,214,168	$5.74
Options granted	-	-
Options exercised	(69,649)	2.93
Options forfeited	(10,016)	7.27
Options canceled	(733)	7.36
Options outstanding at September 30, 2007	7,133,770	$5.77	7.4	$79,425

Options exercisable at September 30, 2007	3,536,762	$3.88	5.9	$46,048

Options vested or expected to vest at September 30, 2007 (1)	6,989,890	$5.73	7.4	$78,090

(1)
In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

		Weighted-
	Options	Average Exercise
Year-to-Date Activity	Outstanding	Price Per Share
	(unaudited)

Options outstanding at December 31, 2006	7,922,323	$4.96
Options granted	224,500	14.16
Options exercised	(954,248)	1.03
Options forfeited	(57,447)	5.76
Options canceled	(1,358)	5.65
Options outstanding at September 30, 2007	7,133,770	$5.77

During the three and nine months ended September 30, 2007, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $677 and $11,424, respectively, and the total amount of cash received from exercise of these options was $204 and $984, respectively.  The total grant-date fair value of stock options granted after the adoption of SFAS No. 123(R) on January 1, 2006 that vested during the three and nine months ended September 30, 2007 was $4,455 and $4,627, respectively.

During the three and nine months ended September 30, 2006, the total intrinsic value of options exercised was $82 and $1,917, respectively, and the total amount of cash received from exercise of these options was $49 and $441, respectively.  None of the options granted after the adoption of SFAS No. 123(R) on January 1, 2006 vested during the three and nine months ended September 30, 2006.

Unrecognized stock-based compensation expense of non-vested stock options of $15,074 is expected to be recognized using the straight line method over a weighted-average period of 1.59 years.

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

Warrants

In connection with the Company’s original Bank Term Loan agreement, in July 2001 the Company issued to the lender for the Bank Term Loan (the “Lender”) a fully exercisable warrant to purchase up to 74,074 shares of series A redeemable convertible preferred stock at $0.5411 per share.  In connection with an amendment to the Bank Term Loan agreement in April 2002 the Company issued to the Lender an additional fully exercisable warrant to purchase 55,443 shares of series A redeemable convertible preferred stock at a price of $0.5411 per share.  Upon the closing of the Company’s IPO in May 2007, these warrants outstanding converted into warrants to purchase an aggregate of 32,378 shares of the Company’s common stock at an exercise price of $2.1644 per share.  In August 2007, the Lender exercised their warrants to purchase 32,378 shares of common stock using the conversion rights in the warrants.  As result of the exercise using the conversion rights, the Company issued 26,740 shares of common stock to the Lender and cancelled the 5,638 shares received in lieu of payment of the exercise price.  In connection with an acquisition in May 2000, the Company issued to the seller a warrant to purchase 40,625 shares of common stock at a price of $2.36 per share.  The warrant is exercisable immediately and expires on May 10, 2010. At September 30, 2007 and December 31, 2006, there were 40,625 and 73,003 shares, respectively, of the Company’s common stock reserved for the exercise of all warrants.

Reserved Common Stock

As of September 30, 2007 the Company has reserved common stock for the following:

Number of
Shares
(unaudited)

Options outstanding and available for grant under stock option plans	9,914,203
Warrants	40,625

9,954,828

11. Income Taxes

The Company adopted the provisions of FIN 48, an interpretation of SFAS No. 109, Accounting for Income Taxes, on January 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At the adoption date and as of September 30, 2007, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

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

The Company recorded a provision for income taxes in 2007 based upon a 51% effective tax rate.  The Company’s effective tax rate increased after the adoption of SFAS No. 123(R) due to the impact of stock-based compensation which is a nondeductible expense in its tax provision.

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

Geographic Data

Net sales to unaffiliated customers by geographic area were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(unaudited)

United States and Canada	$22,952	$20,055	$65,058	$55,344
International	349	212	1,192	551
Total	$23,301	$20,267	$66,250	$55,895

13. Subsequent Event

On November 6, 2007, the Company acquired KnowledgeStorm, Inc. (KnowledgeStorm), a privately-held company based in Alpharetta, GA for an aggregate purchase price of approximately $58 million, consisting of approximately $52 million in cash and 359,820 shares of the Company's common stock.   KnowledgeStorm is a leading online search resource providing vendor generated content addressing corporate IT professionals. KnowledgeStorm offers IT marketers products with a lead generation and branding focus to reach these corporate IT professionals throughout the purchasing decision process.  The financial results of KnowledgeStorm will be included in the Company’s consolidated results of operations from the date of acquisition.

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

Our integrated content platform consists of a network of 42 websites that we complement with targeted in-person events and three specialized IT magazines. Throughout all stages of the purchase decision process, these content offerings meet IT professionals' needs for expert, peer and IT vendor information, and provide a platform on which IT vendors can launch targeted marketing campaigns that generate measurable, high ROI. As IT professionals have become increasingly specialized, they have come to rely on our sector-specific websites for purchasing decision support. Our content enables IT professionals to navigate the complex and rapidly changing IT landscape where purchasing decisions can have significant financial and operational consequences. Based upon the logical clustering of our users' respective job responsibilities and the marketing focus of the products that our customers are advertising, we currently categorize our content offerings across eleven distinct media groups: Application Development; Channel; CIO and IT Management; Data Center; Enterprise Applications; Laptops and Mobile Technology; Networking; Security; Storage; Vertical Software; and Windows and Distributed Computing.

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

 Material Developments

On November 6, 2007, we acquired KnowledgeStorm, Inc. (KnowledgeStorm), a privately-held company based in Alpharetta, GA for an aggregate purchase price of approximately $58 million, consisting of approximately $52 million in cash and 359,820 shares of the Company's common stock.   KnowledgeStorm is a leading online search resource providing vendor generated content targeted toward corporate IT professionals. KnowledgeStorm offers IT marketers products with a lead generation and branding focus to reach these corporate IT professionals throughout the purchasing decision process.

In our Current Report on Form 8-K filed on November 7, 2007 (Initial 8-K), we reported that we completed the acquisition of KnowledgeStorm. As permitted by Item 9.01 of Form 8-K, we indicated in the Initial 8-K that we would file financial statements for KnowledgeStorm and pro forma financial information reflecting the effect of the acquisition by amendment to the Initial 8-K.

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

Through our 42 websites we sell a variety of online media offerings to connect IT vendors to IT professionals. Our lead generation offerings allow IT vendors to capture qualified sales leads from the distribution and promotion of content to our audience of IT professionals. Our branding offerings provide IT vendors exposure to targeted audiences of IT professionals actively researching information related to their products and services.

Our branding offerings include banners and e-newsletters. Banner advertising can be purchased on specific websites within our network. We also offer the ability to advertise in e-newsletters focused on key site sub-topics. These offerings give IT vendors the ability to increase their brand awareness to highly specialized IT sectors.

Our lead generation offerings include the following:

-
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

-
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

-
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

-
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

-
List Rentals.  We also offer IT vendors the ability to message relevant registered members on topics related to their interests. IT vendors can rent our e-mail and postal lists of registered members using specific criteria such as company size, geography or job title.

-
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

Cost of Revenues, Operating Expenses and Other

Expenses consist of cost of revenues, selling and marketing, product development, general and administrative, depreciation, and amortization expenses. Personnel-related costs are a significant component of most of these expense categories.  We grew from 411 employees at December 31, 2005 to 520 employees at September 30, 2007.  We expect personnel-related expenses to continue to increase in absolute dollars, but to decline over time as a percentage of total revenues due to anticipated economies of scale in our business support functions.

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

Stock-Based Compensation Expense

On January 1, 2006, we adopted the requirements of SFAS No. 123(R), which requires us to measure the cost of employee services received in exchange for an award of equity instruments, based on the fair value of the award on the date of grant, and to recognize the cost over the period during which the employee is required to provide the services in exchange for the award. We adopted SFAS 123(R) using the prospective method, which requires us to apply its provisions only to stock-based awards to employees granted on or after January 1, 2006.  In connection with share-based payment awards, we recorded expense of $1.7 million and $91,000 for the three months ended September 30, 2007 and 2006, respectively, and $3.9 million and $156,000 for the nine months ended September 30, 2007 and 2006, respectively.  Unrecognized stock-based compensation expense for non-vested options of $15.1 million is expected to be recognized using the straight-line method over a weighted-average period of 1.59 years. We expect stock-based compensation expenses to increase, both in absolute dollars and as a percentage of total revenue, as a result of the adoption of SFAS No. 123(R). The actual amount of stock-based compensation expense we record in any fiscal period will depend on a number of factors, including the number of stock options issued and the volatility of our stock price over time. The adoption of SFAS No. 123(R) will have no effect on our cash flow for any period.

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

We offer customers the ability to purchase integrated ROI program offerings, which can include any of our online media offerings packaged together to address the particular customer's specific advertising requirements. As part of these offerings, we will guarantee a minimum number of qualified sales leads to be delivered over the course of the advertising campaign. Throughout the advertising campaign, revenue is recognized as individual offerings are delivered, and the lead guarantee commitments are closely monitored to assess campaign performance. If the minimum number of qualified sales leads is not met by the scheduled completion date of the advertising campaign, the campaign is extended and we will extend the period over which we recognize revenue. In accordance with EITF Issue No. 00-21, we defer revenue for any undelivered offerings equal to a pro-rata amount of the fair value of the additional media offerings as compared to the total combined value of the original contract and the fair value of the additional media offerings. The fair value of the additional media offerings is determined based on our standard rate card pricing for each of the additional media offerings. We estimate the additional media offerings to be delivered during the extended period based on our historical lead generation performance for each of the offerings. We have managed and completed over 1,000 integrated ROI program offerings since 2004, which we feel provides a reasonable basis to establish these estimates.  During the twelve months ended September 30, 2007, lead shortfalls for integrated ROI program offerings were satisfied within an average extended period of 38 days.

As of September 30, 2007, substantially all of the integrated ROI program offerings that had a guaranteed minimum number of qualified sales leads had been delivered within the original contractual term.  Our standard contractual terms and conditions for integrated ROI program offerings allow for us to extend advertising campaigns in order to satisfy lead shortfalls. When lead shortfalls are unable to be satisfied within a mutually agreed-upon extended period, we recognize revenue equal to, and the customer is only responsible for paying us, a pro rata amount based on the actual number of leads delivered compared to the number of leads originally guaranteed. Historically, lead guarantees associated with integrated ROI program offerings have not required us to refund or extend payment terms to customers, nor have they resulted in deferral of a material amount of revenue outside of the original contractual term of the advertising campaign.

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

Allowance for Doubtful Accounts

We offset gross trade accounts receivable with an allowance for doubtful accounts. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review our allowance for doubtful accounts on a regular basis, and all past due balances are reviewed individually for collectibility. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions for allowance for doubtful accounts are recorded in general and administrative expense. If our historical collection experience does not reflect our future ability to collect outstanding accounts receivables, our future provision for doubtful accounts could be materially affected. To date, we have not incurred any write-offs of accounts receivable significantly different than the amounts reserved.  The allowance for doubtful accounts was $510,000 at September 30, 2007.

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

In December 2004, FASB issued SFAS No. 123(R), which requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. We adopted SFAS No. 123(R) effective January 1, 2006. SFAS No. 123(R) requires nonpublic companies that used the minimum value method under SFAS No. 123 for either recognition or pro forma disclosures to apply SFAS No. 123(R) using the prospective-transition method. As such, we will continue to apply APB Opinion No. 25 in future periods to equity awards outstanding at the date of adoption of SFAS No. 123(R) that were measured using the minimum value method. In accordance with SFAS No. 123(R), we will recognize the compensation cost of employee stock-based awards in the statement of operations using the straight line method over the vesting period of the award. Effective with the adoption of SFAS No. 123(R), we have elected to use the Black-Scholes option pricing model to determine the fair value of stock options granted.  We calculated the fair values of the options granted using the following estimated weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Risk-free interest rate	*	4.68%-5.05%	4.61%-5.04%	4.68%-5.05%
Expected volatility	*	58%-59%	49%-50%	58%-63%
Expected life	*	6.25 years	6.25 years	6.25 years
Dividend yield	*	-%	-%	-%
Weighted-average grant date fair value per share	*	$4.47	$7.71	$4.48

*	We did not grant any stock options during the three months ended September 30, 2007.

As there was no public market for our common stock prior to our initial public offering in May 2007, and there has been limited historical information on the volatility of our common stock since the date of our initial public offering, we determined the volatility for options granted in the three and nine months ended September 30, 2007 and 2006 based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies for a period equal to the expected life of the option.  The expected life of options has been determined utilizing the "simplified" method as prescribed by the SEC's Staff Accounting Bulletin No. 107, Share-Based Payment.  The risk-free interest rate is based on a zero coupon United States treasury instrument whose term is consistent with the expected life of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas SFAS No. 123 permitted companies to record forfeitures based on actual forfeitures, which was our historical policy under SFAS No. 123.  As a result, we applied an estimated forfeiture rate, based on our historical forfeiture experience during the previous six years, of 8.40% in determining the expense recorded in the three and nine months ended September 30, 2006.  In September 2007, we changed the estimated forfeiture rate from 8.40% to 4.00% based on a significant decrease in our historical forfeiture experience during the previous two years.  We applied the new forfeiture rate of 4.00% in determining the expense recorded in the three and nine months ended September 30, 2007.

Internal Use Software and Website Development Costs

We account for internal-use software and website development costs in accordance with the guidance set forth in Statement of Position, or SOP, 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, and EITF Issue No. 00-2, Accounting for Website Development Costs. We capitalize costs of materials, consultants and compensation and related expenses of employees who devote time to the development of internal-use software and website applications and infrastructure involving developing software to operate our websites. However, we expense as incurred website development costs for new features and functionalities since it is not probable that they will result in additional functionality until they are both developed and tested with confirmation that they are more effective than the current set of features and functionalities on our websites. Our judgment is required in determining the point at which various projects enter the states at which costs may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized, which is generally three years. To the extent that we change the manner in which we develop and test new features and functionalities related to our websites, assess the ongoing value of capitalized assets or determine the estimated useful lives over which the costs are amortized, the amount of website development costs we capitalize and amortize in future periods would be impacted. We review capitalized internal use software and website development costs for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  We would recognize an impairment loss only if the carrying amount of the asset is not recoverable and exceeds its fair value. We capitalized internal-use software and website development costs of $191,000 and $272,000 for the three months ended September 30, 2007 and 2006, respectively, and $889,000 and $452,000 for the nine months ended September 30, 2007 and 2006, respectively.

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

For the period prior to May 16, 2007, we reported lower earnings per common share because of accretion of preferred stock dividends.  Upon closing of our initial public offering in May 2007, our preferred stock automatically converted into shares of our common stock on a one-for-four basis.  After reflecting the pro forma conversion of our preferred stock into shares of our common stock, our earnings per share increases from $(0.16) to $0.05 per basic common share for the three months ended September 30, 2006, and from $0.03 to $0.12 and from $(0.47) to $0.13 per basic common share for the nine months ended September 30, 2007 and 2006, respectively.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
	(unaudited)
	($ in thousands)
Revenues:
Online	$14,687	63%	$12,565	62%	$44,726	68%	$35,752	64%
Events	6,912	30	5,893	29	16,201	24	13,962	25
Print	1,702	7	1,809	9	5,323	8	6,181	11
Total revenues	23,301	100	20,267	100	66,250	100	55,895	100

Cost of revenues:
Online	3,769	16	3,644	18	11,194	17	9,257	17
Events	2,283	10	1,632	8	6,065	9	4,641	8
Print	862	4	1,385	7	2,990	5	4,215	8
Total cost of revenues	6,914	30	6,661	33	20,249	31	18,113	32

Gross profit	16,387	70	13,606	67	46,001	69	37,782	68

Operating expenses:
Selling and marketing	7,271	31	4,932	24	19,811	30	14,555	26
Product development	1,677	7	1,617	8	5,021	8	4,740	8
General and administrative	3,364	14	2,126	10	8,917	13	6,001	11
Depreciation	401	2	241	1	1,095	2	697	1
Amortization of intangible assets	1,171	5	1,378	7	2,971	4	3,886	7
Total operating expenses	13,884	60	10,294	51	37,815	57	29,879	53

Operating income	2,503	11	3,312	16	8,186	12	7,903	14

Interest income (expense), net	897	4	(16)	*	1,207	2	121	*

Income before provision for income taxes	3,400	15	3,296	16	9,393	14	8,024	14

Provision for income taxes	1,858	8	1,709	8	4,820	7	3,623	6

Net income	$1,542	7%	$1,587	8%	$4,573	7%	$4,401	8%

*           Percentage not meaningful.

Comparison of Three Months Ended September 30, 2007 and 2006

Revenues

	Three Months Ended September 30,
			Increase	Percent
	2007	2006	(Decrease)	Change
	(unaudited)
	($ in thousands)
Revenues:
Online	$14,687	$12,565	$2,122	17%
Events	6,912	5,893	1,019	17
Print	1,702	1,809	(107)	(6)
Total revenues	$23,301	$20,267	$3,034	15%

Online.  The increase in online revenue was primarily attributable to a $3.2 million increase in revenue from lead generation offerings due primarily to an increase in white paper, webcast and list rental sales volumes.  The increase also reflects revenues from TechnologyGuide.com, which we acquired in April 2007.  The increase in online revenues was offset in part by a $1.1 million decrease in revenue from branding offerings due primarily to a decrease in banner and e-newsletter sales volumes.

Events.  The increase in events revenue was primarily attributable to an $878,000 increase in seminar series revenue due to an increase in the number of seminar series events produced in the third quarter of 2007 compared to 2006.

Print.  The decrease in print revenue was attributable to the continued shift of our customer’s advertising budgets away from print and towards online offerings.

Cost of Revenues and Gross Profit

	Three Months Ended September 30,
			Increase	Percent
	2007	2006	(Decrease)	Change
	(unaudited)
	($ in thousands)
Cost of revenues:
Online	$3,769	$3,644	$125	3%
Events	2,283	1,632	651	40
Print	862	1,385	(523)	(38)
Total cost of revenues	$6,914	$6,661	$253	4%

Gross profit	$16,387	$13,606	$2,781	20%
Gross profit percentage	70%	67%

Cost of Online Revenue.  The increase in cost of online revenue was attributable in part to a $179,000 increase in webcast production and hosting costs due to the increased volume of webcasts in the third quarter of 2007 as compared to 2006.  The increase in cost of online revenue was offset in part by a $50,000 decrease in third party list rental handling and production costs.

Cost of Events Revenue.  The increase in cost of events revenue was attributable in part to a $238,000 increase in seminar series costs due to an increase in the number of seminar series events produced in the third quarter of 2007 compared to 2006.  The increase also includes $234,000 from one additional multi-day conference held in the third quarter of 2007 compared to 2006.  The increase also reflects a $139,000 increase in salaries, bonuses and benefits related to an increase in average headcount of 7 employees in our events organization. The increase in headcount was needed to support the growth in revenues.

Cost of Print Revenue.  The decrease in cost of print revenue was attributable to our efforts to reduce production costs for all three magazines in response to our customer’s advertising budgets continuing to shift away from print and towards online offerings.

Gross Profit.  The increase in gross profit results in part from a $2.0 million increase in online gross profit due to an increase in online revenue at a consistent gross profit percentage.  We expect our gross profit to fluctuate from period to period depending on the relative contribution of online, events and print revenue to our total revenue.

Operating Expenses and Other

	Three Months Ended September 30,
			Increase	Percent
	2007	2006	(Decrease)	Change
	(unaudited)
	($ in thousands)
Operating expenses:
Selling and marketing	$7,271	$4,932	$2,339	47%
Product development	1,677	1,617	60	4
General and administrative	3,364	2,126	1,238	58
Depreciation	401	241	160	66
Amortization of intangible assets	1,171	1,378	(207)	(15)
Total operating expenses	$13,884	$10,294	$3,590	35%

Interest income, net	$897	$(16)	$913	*
Provision for income taxes	$1,858	$1,709	$149	9%

*           Percentage not meaningful.

Selling and Marketing.  The increase in selling and marketing expense was attributable in part to a $1,100,000 increase in salaries, commissions, bonuses and benefits resulting principally from an increase in average headcount of 52 employees in our sales and marketing organizations, and increases to employee compensation. The increase in headcount was needed to support the growth in revenues.  The increase also reflects an $881,000 increase in stock-based compensation and a $216,000 increase in direct marketing costs related to a marketing-focused event for our customers held in September 2007.

Product Development.  The increase in product development expense was primarily attributable to a $74,000 increase in stock-based compensation.

General and Administrative.  The increase in general and administrative expense was primarily attributable to a $585,000 increase in stock-based compensation and a $115,000 increase in other employee compensation.  The increase was also attributable to a $339,000 increase in audit, legal, and insurance expenses related to becoming a publicly traded company in May 2007.  The increase also reflects a $127,000 increase in facilities expense due to leasing additional office space in our Needham, MA headquarters beginning in July 2007.

Depreciation.  The increase in depreciation expense was attributable to purchases of property and equipment of $2.3 million in the nine months ended September 30, 2007, $969,000 in 2006, and $1.5 million in 2005, offset in part by purchases in prior years becoming fully depreciated.

Amortization of Intangible Assets.  The decrease in amortization of intangible assets expense was attributable to intangible assets related to acquisitions in prior years becoming fully amortized, offset in part by the amortization of intangible assets related to our acquisitions of 2020software.com in May 2006 and TechnologyGuide.com in May 2007.

Interest Income (Expense), Net.  The increase in interest income (expense), net reflected an increase in average cash and short-term investment balances during the third quarter of 2007 compared to 2006.

Provision for Income Taxes.  We recorded a provision for income taxes based upon a 51% projected effective tax rate in 2007.  The provision for income taxes recorded during the three months ended September 30, 2007 includes an adjustment to increase our projected effective tax rate from a 49% to 51% for the nine months ended September 30, 2007.  Our effective tax rate increased after the adoption of SFAS No. 123(R) due to the impact of stock-based compensation which is a nondeductible expense in our tax provision.

Comparison of Nine Months Ended September 30, 2007 and 2006

Revenues

	Nine Months Ended September 30,
			Increase	Percent
	2007	2006	(Decrease)	Change
	(unaudited)
	($ in thousands)
Revenues:
Online	$44,726	$35,752	$8,974	25%
Events	16,201	13,962	2,239	16
Print	5,323	6,181	(858)	(14)
Total revenues	$66,250	$55,895	$10,355	19%

Online.  The increase in online revenue was attributable in part to a $11.8 million increase in revenue from lead generation offerings due primarily to an increase in white paper, webcast, list rental, and software package comparison sales volumes.  The increase in software package comparison volume was attributable to expansion into additional vertical markets within 2020Software.com, which we acquired in May 2006.  The increase in online revenues also reflects revenues from TechnologyGuide.com, which we acquired in April 2007.  The increase in online revenues was offset in part by a $2.9 million decrease in revenue from branding offerings due primarily to a decrease in e-newsletter and banner sales volumes.

Events.  The increase in events revenue was attributable in part to a $2.4 million increase in seminar series revenue due to an increase in the number of seminar series events produced in the first nine months of 2007 compared to 2006.

Print.  The decrease in print revenue was attributable to the continued shift of our customer’s advertising budgets away from print and towards online offerings.

Cost of Revenues and Gross Profit

	Nine Months Ended September 30,
			Increase	Percent
	2007	2006	(Decrease)	Change
	(unaudited)
	($ in thousands)
Cost of revenues:
Online	$11,194	$9,257	$1,937	21%
Events	6,065	4,641	1,424	31
Print	2,990	4,215	(1,225)	(29)
Total cost of revenues	$20,249	$18,113	$2,136	12%

Gross profit	$46,001	$37,782	$8,219	22%
Gross profit percentage	69%	68%

Cost of Online Revenue.  The increase in cost of online revenue was attributable in part to a $792,000 increase in member acquisition expenses, primarily related to keyword purchases in additional vertical markets within 2020Software.com, which we acquired in May 2006.  The increase was also attributable to a $427,000 increase in webcast production and hosting costs due to the increased volume of webcasts in the first nine months of 2007 compared to 2006.  The increase also reflects a $342,000 increase in salaries and benefits primarily related to an increase in average headcount of 10 employees in our online editorial and operations organizations, as well as increases in employee compensation. We increased headcount to support the increase in online revenue volume and to provide additional editorial content.  The increase also includes a $140,000 increase in stock-based compensation.

Cost of Events Revenue.  The increase in cost of events revenue was attributable in part to a $568,000 increase in seminar series costs due to an increase in the number of seminar series events produced in the first nine months of 2007 compared to 2006.  The increase also includes $415,000 from two additional multi-day conferences held in the first nine months of 2007 compared to 2006.  The increase also reflects a $346,000 increase in salaries, bonuses, benefits and temporary help related to an increase in average headcount of 7 employees in our events organization. The increase in headcount was needed to support the growth in revenues.

Cost of Print Revenue.  The decrease in cost of print revenue was attributable to our efforts to reduce production costs for all three magazines in response to our customer’s advertising budgets continuing to shift away from print and towards online offerings.

Gross Profit.  The increase in gross profit results in part from a $7.0 million increase in online gross profit and a $815,000 increase in events gross profit. The increase in online gross profit is attributable to an increase in online revenue at a consistent gross profit percentage. The increase in events gross profit is attributable to an increase in seminar series revenue, offset in part by a four percent decrease in gross profit percentage when compared to 2006.  We expect our gross profit to fluctuate from period to period depending on the relative contribution of online, events and print revenue to our total revenue.

Operating Expenses and Other

	Nine Months Ended September 30,
			Increase	Percent
	2007	2006	(Decrease)	Change
	(unaudited)
	($ in thousands)
Operating expenses:
Selling and marketing	$19,811	$14,555	$5,256	36%
Product development	5,021	4,740	281	6
General and administrative	8,917	6,001	2,916	49
Depreciation	1,095	697	398	57
Amortization of intangible assets	2,971	3,886	(915)	(24)
Total operating expenses	$37,815	$29,879	$7,936	27%

Interest income, net	$1,207	$121	$1,086	*
Provision for income taxes	$4,820	$3,623	$1,197	33%

Selling and Marketing.  The increase in selling and marketing expense was primarily attributable to a $2.9 million increase in salaries, commissions, bonuses and benefits resulting principally from an increase in average headcount of 40 employees in our sales and marketing organizations, and increases to employee compensation. The increase in headcount was needed to support the growth in revenues.  The increase also reflects a $2.0 million increase in stock-based compensation.

Product Development.  The increase in product development expense was primarily attributable to a $149,000 increase in consulting expenses related to IT infrastructure improvements to support the growing number of online offerings.  The increase also reflects a $214,000 increase in stock-based compensation.

General and Administrative.  The increase in general and administrative expense was primarily attributable to a $1.4 million increase in stock-based compensation and a $537,000 increase in other employee compensation.  The increase was also attributable to a $655,000 increase in audit, legal, and insurance expenses related to becoming a publicly traded company in May 2007.  The increase also reflects a $117,000 increase in facilities expense due to leasing additional office space in our Needham, MA headquarters beginning in July 2007.

Depreciation.  The increase in depreciation expense was attributable to purchases of property and equipment of $2.3 million in the nine months ended September 30, 2007, $969,000 in 2006, and $1.5 million in 2005, offset in part by purchases in prior years becoming fully depreciated.

Amortization of Intangible Assets.  The decrease in amortization of intangible assets expense was attributable to intangible assets related to acquisitions in prior years becoming fully amortized, offset in part by the amortization of intangible assets related to our acquisitions of 2020software.com in May 2006 and TechnologyGuide.com in May 2007.

Interest Income (Expense), Net.  The increase in interest income (expense), net reflected an increase in average cash and short-term investment balances during the first nine months of 2007 as compared to 2006.

Provision for Income Taxes.  We recorded a provision for income taxes in 2007 based upon a 51% effective tax rate.  Our effective tax rate increased after the adoption of SFAS No. 123(R) due to the impact of stock-based compensation which is a nondeductible expense in our tax provision.

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

Liquidity and Capital Resources

Resources

Since 2003, we have funded our operations principally with cash flows generated by operations.  In May 2007, we completed our initial public offering of 8.9 million shares of our common stock, of which 7.1 million shares were sold by us and 1.8 million shares were sold by stockholder of ours, all at a price to the public of $13.00 per share.  We raised a total of $91.9 million in gross proceeds from the offering, or $83.2 million in net proceeds after deducting underwriting discounts and commissions of $6.4 million and other offering costs of approximately $2.3 million.  We believe our existing cash and cash equivalents, our cash flow from operating activities, available bank borrowings and the net proceeds of this offering will be sufficient to meet our anticipated cash needs for at least the next twelve months.  Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion internationally, future acquisitions we might undertake, and the expansion into complementary businesses.  To the extent that our cash and cash equivalents and cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings.  We also may need to raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses.  In the event additional funding is required, we may not be able to obtain bank credit arrangements or effect an equity or debt financing on terms acceptable to us or at all.

	September 30, 2007	December 31, 2006
	(unaudited)
	($ in thousands)

Cash, cash equivalents and short-term investments	$108,670	$30,830
Accounts receivable, net	$12,419	$12,096

Cash, Cash Equivalents and Short-Term Investments

Our cash, cash equivalents and short-term investments at September 30, 2007 were held for working capital purposes and were invested primarily in money market accounts, commercial paper corporate debt securities, auction rate securities, variable rate demand notes, and municipal bonds.  We do not enter into investments for trading or speculative purposes.

Accounts Receivable, Net

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our service delivery and billing activity, cash collections, and changes to our allowance for doubtful accounts. We use days' sales outstanding, or DSO, calculated on a monthly basis, as a measurement of the quality and status of our receivables. We define DSO as average accounts receivable divided by total revenue for the applicable period, multiplied by the number of days in the applicable period.  DSO was 53 days at September 30, 2007 and 51 days December 31, 2006.

Operating Activities

	Nine Months Ended September 30,
	2007	2006
	(unaudited)
	($ in thousands)

Net cash provided by operating activities	$11,805	$7,797
Net cash used in investing activities (1)	$(18,371)	$(15,986)
Net cash provided by (used in) financing activities	$84,406	$(11,221)

 (1)           Cash used in investing activities shown net of short-term investment activity of $87,901 for the nine months ended September 30, 2007.

Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, the provision for bad debt, stock-based compensation, deferred income taxes, and the effect of changes in working capital and other activities.  Cash provided by operating activities in the nine months ended September 30, 2007 was $11.8 million and consisted of $4.6 million of net income, $4.1 million of depreciation and amortization and $3.9 million of stock-based compensation, partly offset by $766,000 used in working capital and other activities.

Cash provided by operating activities in the nine months ended September 30, 2006 was $7.8 million and consisted primarily of $4.4 million of net income, $4.6 million of depreciation and amortization, offset by $1.6 million used in working capital and other activities.

Investing Activities

Cash used in investing activities primarily consists of purchases of property and equipment and acquisitions of businesses.  Cash used in investing activities in the nine months ended September 30, 2007, net of short-term investment activity, was $18.4 million and consisted of $15.0 million for the acquisition of TechnologyGuide.com in April 2007, $1.0 million for the acquisition of Ajaxian in February 2007 and $2.4 million for the purchase of property and equipment.  Cash used in investing activities in the nine months ended September 30, 2006 was $16.0 million and consisted of $15.0 million for the acquisition of 2020software.com in May 2006 and $1.0 million for the purchase of property and equipment.

Equity Financing Activities

In May 2007, we completed our initial public offering of 8.9 million shares of our common stock, of which 7.1 million shares were sold us and 1.8 million shares were sold by stockholders of our, all at a price to the public of $13.00 per share.  We raised a total of $91.9 million in gross proceeds from the offering, or $83.2 million in net proceeds after deducting underwriting discounts and commissions of $6.4 million and other offering costs of approximately $2.3 million.  In addition, we received proceeds from the exercise of common stock options and warrants in the amounts of $977,000 and $779,000 in the nine months ended September 30, 2007 and 2006, respectively.

Term Loan and Credit Facility Borrowings

On August 30, 2006, we entered into a credit agreement with Citizens Bank of Massachusetts, which included a $10.0 million term loan and a $20.0 million revolving credit facility.  As of September 30, 2007, outstanding borrowings under the credit agreements were $6.8 million.

We borrowed $12.0 million against our revolving credit facility in conjunction with the acquisition of TechnologyGuide.com in April 2007.  The entire outstanding balance of $12.0 million was repaid in May 2007 with proceeds from our initial public offering.  As of September 30, 2007, unused availability under our revolving credit facility totaled $20.0 million. Our revolving credit facility matures on August 30, 2011. Unless earlier payment is required by an event of default, all principal and any unpaid interest will be due and payable on August 30, 2011. At our option, the revolving credit facility bears interest at either the lender's prime rate less 1.00% or the London Interbank Offered Rate, or LIBOR, plus the applicable LIBOR margin. We are also required to pay an unused line fee on the daily unused amount of our revolving credit facility at a per annum rate of 0.375%.

 In August 2007, we entered into an amendment to the credit agreement.  The amendment changes the applicable LIBOR margin from 1.50% to a sliding scale based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters.  As of September 30, 2007, the applicable LIBOR margin was 1.25%.

Our term loan requires the payment of 39 consecutive monthly installments of $250,000 each, plus interest, the first such installment was due on September 30, 2006, with a final payment of the entire unpaid principal balance due on December 30, 2009.  In September 2006, we entered into an interest rate swap agreement to mitigate interest rate fluctuation, and fix the interest rate on the term loan at 5.48% plus the applicable LIBOR margin.

Borrowings under our credit agreements are collateralized by an interest in and lien on all of our assets and certain other guarantees and pledges. Our credit agreements contain certain affirmative and negative covenants, which require, among other things, that we meet certain financial ratio covenants and limit certain capital expenditures. We were in compliance with all covenants under the credit agreements as of September 30, 2007.

Capital Expenditures

We have made capital expenditures primarily for computer equipment and related software needed to host our websites, internal-use software development costs, as well as for leasehold improvements and other general purposes to support our growth.  Our capital expenditures totaled $2.4 million and $969,000 for the nine months ended September 30, 2007 and 2006, respectively.  We expect to spend approximately $400,000 in capital expenditures in the remaining three months of 2007 primarily for website development costs, computer equipment and related software, and internal-use software development costs. We are not currently party to any purchase contracts related to future capital expenditures.

Contractual Obligations and Commitments

As of September 30, 2007, our principal commitments consist of obligations under leases for office space and principal and interest payments due under our bank term loan. The offices are leased under noncancelable operating lease agreements that expire through November 30, 2012. The following table sets forth our commitments to settle contractual obligations in cash as of September 30, 2007:

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
	(unaudited)
	($ in thousands)

Bank term loan payable	$6,750	$3,000	$3,750	$-	$-
Operating leases (1)	7,400	2,478	3,670	1,156	96
Total	$14,150	$5,478	$7,420	$1,156	$96

(1)	Operating lease obligations are net of minimum sublease payments of $113,000 due under various sublease agreements that expire through July 31, 2008.

Off-Balance Sheet Arrangements

In September 2006, we entered into an interest rate swap agreement to mitigate interest rate fluctuation, and fix the interest on our variable rate bank term loan fixed rate obligation.  Our interest rate swap fixed the effective interest rate on the term loan at 5.48% plus the applicable LIBOR margin. The fair value of the interest rate swap was $70,000 and $56,000 at September 30, 2007 and December 31, 2006, respectively and is recorded in other liabilities. We do not have any other off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

Our subsidiary, TechTarget Limited, was established in July 2006 and is located in London, England. As of September 30, 2007, substantially all of our international customer agreements have been denominated in U.S. dollars, and aggregate foreign currency payments made by us through this subsidiary have been less than $100,000 during the nine months ended September 30, 2007. We currently believe our exposure to foreign currency exchange rate fluctuations is financially immaterial and therefore have not entered into foreign currency hedging transactions. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in the future.

Interest Rate Risk

At September 30, 2007, we had cash, cash equivalents and short-term investments totaling $108.7 million. These amounts were invested primarily in money market accounts, commercial paper corporate debt securities, auction rate securities, variable rate demand notes, and municipal bonds.  The cash, cash equivalents and short-term investments were held for working capital purposes.  We do not enter into investments for trading or speculative purposes.  Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

Our exposure to market risk also relates to the amount of interest expense we must pay under our revolving credit facility.  The advances under this credit facility bear a variable rate of interest determined as a function of the lender's prime rate or LIBOR.  At September 30, 2007, there were no amounts outstanding under our revolving credit facility.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2007. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2007, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others within our company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The primary source of our revenues is the sale of advertising to our customers.  We believe that advertising spending on the Internet, as in traditional media, fluctuates significantly as a result of a variety of factors, many of which are outside of our control.  These factors include:

-	variations in expenditures by advertisers due to budgetary constraints;
-	the cancellation or delay of projects by advertisers;
-	the cyclical and discretionary nature of advertising spending;
-	general economic conditions, as well as economic conditions specific to the Internet and online and offline media industry; and
-	the occurrence of extraordinary events, such as natural disasters, international or domestic terrorist attacks or armed conflict.

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

-	weakness in corporate IT spending resulting in a decline in IT advertising spending;
-
increased concentration in the IT industry as a result of consolidations, leading to a decrease in the number of current and prospective customers, as well as an overall reduction in advertising spending by combined entities following such consolidations;

-	the timing of advertising campaigns around new product introductions and initiatives; and
-	economic conditions specific to the IT industry.

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

We have experienced and expect to experience significant fluctuations in our quarterly revenues and operating results. Our quarterly revenues and operating results may fluctuate significantly from quarter to quarter due to a number of factors, many of which are outside of our control.  In addition to the factors described elsewhere in this “Risk Factors” section, these factors include:

-	the spending priorities and advertising budget cycles of specific advertisers;
-	the addition or loss of advertisers;
-	the addition of new sites and services by us or our competitors; and
-	seasonal fluctuations in advertising spending.

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

The primary source of our revenues is the sale of advertising to our customers, and we expect that this will continue to be the case for the foreseeable future. Our advertising contracts are almost exclusively short-term, typically 90 days or less, and are subject to termination without substantial penalty by the customer at any time, generally with minimal notice requirements of 30 days or less. We cannot assure you that our current customers will fulfill their obligations under their existing contracts, continue to participate in our existing programs beyond the terms of their existing contracts or enter into any additional contracts for new programs that we offer. If a significant number of advertisers or a few large advertisers decided not to continue advertising on our websites or in our print magazines, or conducting or sponsoring events, we could experience a rapid decline in our revenues over a relatively short period of time.

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

Our future success depends on our ability to deliver original and compelling content and services to attract and retain users.  Our user base is comprised of corporate IT professionals who demand specialized websites, print publications and events tailored to the sectors of the IT products for which they are responsible and that they purchase.  Our content and services may not be attractive to a sufficient number of users to attract advertisers and generate revenues consistent with our estimates.  We also may not develop new content or services in a timely or cost-effective manner. Our ability to develop and produce this specialized content successfully is subject to numerous uncertainties, including our ability to:

-	anticipate and respond successfully to rapidly changing IT developments and preferences to ensure that our content remains timely and interesting to our users;
-	attract and retain qualified editors, writers and technical personnel;
-	fund new development for our programs and other offerings;
-	successfully expand our content offerings into new platform and delivery mechanisms; and
-	promote and strengthen the brands of our websites and our name.

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

Although less than 5% of our revenues for the fiscal year ended December 31, 2006 and the three and nine months ended September 30, 2007 were derived from advertisers located outside of North America, as we continue to expand internationally, we expect to compete with many of the competitors mentioned above, as well as with established media companies based in particular countries or geographical regions. Many of these foreign-based media companies will be larger than we are and will have established relationships with local advertisers.

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

In particular, our success depends in significant part on maintaining and growing an effective sales force.  This dependence involves a number of challenges, including:

-	the need to hire, integrate, motivate and retain additional sales and sales support personnel;
-	the need to train new sales personnel, many of whom lack sales experience when they are hired; and
-	competition from other companies in hiring and retaining sales personnel.

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

We have acquired, and in the future may acquire or invest in, complementary businesses, products or technologies.  Acquisitions and investments involve numerous risks including:

-	difficulty in assimilating the operations and personnel of acquired businesses;
-	potential disruption of our ongoing businesses and distraction of our management and the management of acquired companies;
-	difficulty in incorporating acquired technology and rights into our offerings and services;
-	unanticipated expenses related to technology and other integration;
-	potential failure to achieve additional sales and enhance our customer bases through cross-marketing of the combined company’s products to new and existing customers;
-	potential litigation resulting from our business combinations or acquisition activities; and
-	potential unknown liabilities associated with the acquired businesses.

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

We have license arrangements in a number of countries and maintain a direct sales presence in the United Kingdom.  In addition to facing many of the same challenges we face domestically, there are additional risks and costs inherent in expanding our business in international markets, including:

-	limitations on our activities in foreign countries where we have granted rights to existing business partners;
-	the adaptation of our websites and advertising programs to meet local needs and to comply with local legal regulatory requirements;
-	varied, unfamiliar and unclear legal and regulatory restrictions, as well as unforeseen changes in, legal and regulatory requirements;
-	more restrictive data protection regulation, which may vary by country;
-	difficulties in staffing and managing multinational operations;
-	difficulties in finding appropriate foreign licensees or joint venture partners;
-	distance, language and cultural differences in doing business with foreign entities;
-	foreign political and economic uncertainty;
-	less extensive adoption of the Internet as an information source and increased restriction on the content of websites;
-	currency exchange-rate fluctuations; and
-	potential adverse tax requirements.

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

It is possible that new laws and regulations or new interpretations of existing laws and regulations in the United States and elsewhere will be adopted covering issues affecting our business, including:

-	privacy, data security and use of personally identifiable information;
-	copyrights, trademarks and domain names; and
-	marketing practices, such as e-mail or direct marketing.

Increased government regulation, or the application of existing laws to online activities, could:

-	decrease the growth rate of the Internet;
-	reduce our revenues;
-	increase our operating expenses; or
-	expose us to significant liabilities.

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

Our ability to attract and maintain relationships with users, advertisers and strategic partners will depend on the satisfactory performance, reliability and availability of our Internet infrastructure. Our Internet advertising revenues relate directly to the number of advertisements and other marketing opportunities delivered to our users. System interruptions or delays that result in the unavailability of Internet sites or slower response times for users would reduce the number of advertising impressions and leads delivered. This could reduce our revenues as the attractiveness of our sites to users and advertisers decreases. Our insurance policies provide only limited coverage for service interruptions and may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems. Further, we do not have multiple site capacity for all of our services in the event of any such occurrence. We may experience service disruptions for the following reasons:

-	occasional scheduled maintenance;
-	equipment failure;
-	volumes of visits to our websites that exceed our infrastructure’s capacity; and
-	natural disasters, telecommunications failures, power failures, other system failures, maintenance, viruses, hacking or other events.

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

In the course of our operating history, we have acquired assets and businesses.  Some of our acquisitions have resulted in the recording of a significant amount of goodwill and/or intangible assets on our financial statements. We have $55.3 million of goodwill and net intangible assets as of September 30, 2007. The goodwill and/or intangible assets were recorded because the fair value of the net tangible assets acquired was less than the purchase price. We may not realize the full value of the goodwill and/or intangible assets. As such, we evaluate goodwill and other intangible assets with indefinite useful lives for impairment on an annual basis or more frequently if events or circumstances suggest that the asset may be impaired. We evaluate other intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. If goodwill or other intangible assets are determined to be impaired, we will write off the unrecoverable portion as a charge to our earnings. If we acquire new assets and businesses in the future, as we intend to do, we may record additional goodwill and/or intangible assets. The possible write-off of the goodwill and/or intangible assets could negatively impact our future earnings and, as a result, the market price of our common stock could decline.

Future sales of shares of our common stock by existing stockholders could depress the market price of our common stock.

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market after the contractual lock-up entered into in connection with our IPO and other legal restrictions on resale lapse, the trading price of our common stock could decline significantly. The underwriters' contractual lock-up period ends as of November 26, 2007. Morgan Stanley & Co. Incorporated and Lehman Brothers Inc. may, in their sole discretion, permit our officers, directors, employees and current stockholders to sell shares prior to the expiration of the lock-up agreements. After the lock-up agreements expire, and based on shares outstanding as of September 30, 2007, an additional 31,180,554 shares will be eligible for sale in the public market, 30,492,394 of which are held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, and various vesting agreements. In addition, the 7,133,770 shares subject to outstanding options under our 1999 and 2007 Stock Option Plans as of September 30, 2007, the 2,780,433 shares reserved for future issuance under our 2007 Stock Option Plan and 40,625 shares issuable upon exercise of warrants will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline substantially.

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

Through September 30, 2007, we have not used any of the remaining net proceeds from the offering.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

None.

Item 6.    Exhibits

(a)    Exhibits

3.1 Fourth Amended and Restated Certificate of Incorporation of the Company.

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

TECHTARGET, INC (Registrant)

Date: November 13, 2007	By:	/s/ GREG STRAKOSCH
Greg Strakosch, Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2007	By:	/s/ ERIC SOCKOL
Eric Sockol, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)