Form 10-Q/A
period 2007-06-30
TechTarget Inc
filed 2008-03-27
CIK 1293282

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

 (Former name, former address and formal fiscal year, if changed since last report):  Not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☑  Yes     ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer", "accelerated filer" and "smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☑ No

As of June 30, 2007, there were 40,310,364 shares of the registrant’s common stock, par value $0.001, outstanding.

EXPLANATORY NOTE

Pursuant to Rule 12b-15 of the Rules and Regulations under the Securities Exchange Act of 1934, this Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q of TechTarget, Inc. (the "Company") for the quarter ended June 30, 2007 is being filed to amend and restate our financial statements as of and for the three and six months ended June 30, 2007.  The restatement is to correct errors in the amounts of our prepaid expenses, non-current deferred tax assets and related provision for income taxes.  The restatement for the error resulted in a decrease to the provision for income taxes and a corresponding increase to net income of $534,000 for the three and six months ended June 30, 2007.  The restatement for the error also resulted in an increase to total assets of $534,000 at June 30, 2007.  This Amendment No. 1 amends Part I, Items 1 and 2, and Part II, Item 6 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.  This Amendment No. 1 continues to reflect circumstances as of the date of the original filing of the Quarterly Report on Form 10-Q, and the Company has not updated the disclosures contained therein to reflect events that occurred at a later date, except for the items relating to the restatement, as further described in Note 2 to the consolidated financial statements.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
TECHTARGET, INC.
Consolidated Balance Sheets
 (In thousands, except share and per share data)

	June 30,	December 31,
	2007 (restated)	2006
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$32,483	$30,830
Short-term investments	70,310	-
Accounts receivable, net of allowance for doubtful accounts of $577 and $580 as of June 30, 2007 and December 31, 2006, respectively.	13,359	12,096
Prepaid expenses and other current assets	4,168	952
Deferred tax assets	1,047	1,784
Total current assets	121,367	45,662

Property and equipment, net	3,515	2,520
Goodwill	43,225	36,190
Intangible assets, net of accumulated amortization	13,259	6,066
Other assets	68	854
Deferred tax assets	2,223	1,355

Total assets	$183,657	$92,647

Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities:
Current portion of bank term loan payable	3,000	3,000
Accounts payable	3,469	2,928
Income taxes payable	-	1,854
Accrued expenses and other current liabilities	1,324	1,904
Accrued compensation expenses	1,310	2,322
Deferred revenue	5,616	2,544
Total current liabilities	14,719	14,552

Long-term liabilities:
Other liabilities	448	555
Bank term loan payable, net of current portion	4,500	6,000
Total liabilities	19,667	21,107

Commitments (Note 10)	-	-

Redeemable convertible preferred stock:
Series A redeemable convertible preferred stock - $0.001 par value; 36,009,488 shares authorized; 35,879,971 shares issued and outstanding, liquidation preference of $30,656 at December 31, 2006	-	30,468
Series B redeemable convertible preferred stock - $0.001 par value; 51,470,588 shares authorized; 51,470,588 shares issued and outstanding, liquidation preference of $88,296 at December 31, 2006	-	88,260
Series C redeemable convertible preferred stock - $0.001 par value; 10,141,302 shares authorized; 10,141,302 shares issued and outstanding, liquidation preference of $18,058 at December 31, 2006	-	18,038
Total redeemable convertible preferred stock	-	136,766

Stockholders' equity (deficit):
Preferred stock, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value per share, 100,000,000 shares authorized; 40,310,364 and 7,969,830 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	40	32
Additional paid-in capital	197,239	-
Warrants	411	105
Accumulated other comprehensive loss	(23)	(56)
Accumulated deficit	(33,677)	(65,307)
Total stockholders' equity (deficit)	163,990	(65,226)

Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$183,657	$92,647

See accompanying notes.

TECHTARGET, INC.
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007 (restated)	2006	2007 (restated)	2006
	(unaudited)
Revenues:
Online	$16,330	$12,812	$30,039	$23,187
Events	6,350	5,742	9,289	8,069
Print	1,924	2,163	3,621	4,372
Total revenues	24,604	20,717	42,949	35,628

Cost of revenues:
Online (1)	3,900	2,992	7,425	5,613
Events (1)	2,410	1,735	3,782	3,009
Print (1)	999	1,423	2,128	2,830
Total cost of revenues	7,309	6,150	13,335	11,452

Gross profit	17,295	14,567	29,614	24,176

Operating expenses:
Selling and marketing (1)	6,388	5,191	12,540	9,623
Product development (1)	1,596	1,559	3,344	3,123
General and administrative (1)	2,943	2,084	5,553	3,875
Depreciation	364	238	694	456
Amortization of intangible assets	1,041	1,424	1,800	2,508
Total operating expenses	12,332	10,496	23,931	19,585

Operating income	4,963	4,071	5,683	4,591

Interest income (expense):
Interest income	655	410	1,015	857
Interest expense	(278)	(368)	(705)	(719)
Total interest income (expense)	377	42	310	138

Income before provision for income taxes	5,340	4,113	5,993	4,729

Provision for income taxes	2,092	1,739	2,428	1,914

Net income	$3,248	$2,374	$3,565	$2,815

Net income (loss) per common share:
Basic	$0.07	$(0.03)	$(0.02)	$(0.32)
Diluted	$0.06	$(0.03)	$(0.02)	$(0.32)

Weighted average common shares outstanding:
Basic	24,295,344	7,857,985	16,246,313	7,735,303
Diluted	27,243,822	7,857,985	16,246,313	7,735,303

(1) Amounts include stock-based compensation expense as follows:
Cost of online revenue	$70	$5	$140	$5
Cost of events revenue	11	2	23	2
Cost of print revenue	10	1	19	1
Selling and marketing	588	20	1,124	20
Product development	73	6	146	6
General and administrative	446	2	817	30

See accompanying notes.

TECHTARGET, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2007 (restated)	2006
	(unaudited)
Operating Activities
Net income	$3,565	$2,815
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,494	2,964
Provision for bad debt	61	115
Stock-based compensation	2,269	64
Non-cash interest expense	310	(11)
Deferred tax (provision) benefit	(131)	427
Excess tax benefit - stock options	(2,295)	-
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	(1,325)	(1,515)
Prepaid expenses and other current assets	(873)	(602)
Other assets	783	44
Accounts payable	541	(574)
Income taxes payable	(1,854)	96
Accrued expenses and other current liabilities	(580)	(284)
Accrued compensation expenses	(1,012)	(796)
Deferred revenue	3,072	2,550
Other liabilities	(74)	(27)
Net cash provided by operating activities	4,951	5,266

Investing activities
Purchases of property and equipment, and other assets	(1,689)	(753)
Purchases of short-term investments	(126,100)	-
Sales of short-term investments	55,790	-
Acquisition of assets	(1,013)	-
Acquisition of businesses, net of cash acquired	(15,015)	(15,017)
Net cash used in investing activities	(88,027)	(15,770)

Financing activities
Proceeds from revolving credit facility	12,000	-
Payments made on revolving credit facility	(12,000)	-
Payments on bank term loan payable	(1,500)	(1,500)
Proceeds from initial public offering, net of stock issuance costs	83,161	-
Excess tax benefit - stock options	2,295	-
Proceeds from exercise of warrants and stock options	773	731
Net cash provided by (used in) financing activities	84,729	(769)

Net increase (decrease) in cash and cash equivalents	1,653	(11,273)
Cash and cash equivalents at beginning of period	30,830	46,879

Cash and cash equivalents at end of period	$32,483	$35,606

Cash paid for interest	$361	$704
Cash paid for taxes	$3,736	$1,390

See accompanying notes.

TECHTARGET, INC.
Notes to Restated Consolidated Financial Statements
(In thousands, except share and per share data)

1. Organization and Operations

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

2. Restatement of Previously Issued Financial Statements

The Company determined that it had improperly classified a portion of its stock-based compensation expense in its income tax provision as a permanent tax difference when such portion should have been classified as a temporary tax difference. This resulted in an overstatement of the income tax provision for the second quarter of 2007. These restatements have no impact on the Company's previously reported revenues, cash flows from operations or total cash and cash equivalents shown in the consolidated financial statements for the three and six months ended June 30, 2007.  The Company has restated its financial statements as of and for the three and six months ended June 30, 2007 in accordance with SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.  The restatement is to correct errors in the amounts of its prepaid expenses, non-current deferred tax assets and related provision for income taxes.  The restatement for the error resulted in a decrease to the provision for income taxes and a corresponding increase to net income of $534 for the three and six months ended June 30, 2007.  The restatement for the error also resulted in an increase to total assets of $534 at June 30, 2007.

Consolidated Balance Sheet Adjustments

The following is a summary of the adjustments to our previously issued unaudited consolidated balance sheet as of June 30, 2007.

	June 30, 2007
	As Originally Reported	Adjustments	As restated
Assets
Current assets:
Cash and cash equivalents	$32,483		$32,483
Short-term investments	70,310		70,310
Accounts receivable, net of allowance for doubtful accounts	13,359		13,359
Prepaid expenses and other current assets	4,243	(75)	4,168
Deferred tax asset	1,047		1,047
Total current assets	121,442	(75)	121,367

Property and equipment, net	3,515		3,515
Goodwill	43,225		43,225
Intangible assets, net of accumulated amortization	13,259		13,259
Other assets	68		68
Deferred tax asset	1,614	609	2,223

Total assets	$183,123	$534	$183,657

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Current portion of bank term loan payable	3,000		3,000
Accounts payable	3,469		3,469
Income taxes payable	-		-
Accrued expenses and other current liabilities	1,324		1,324
Accrued compensation expenses	1,310		1,310
Deferred revenue	5,616		5,616
Total current liabilities	14,719		14,719

Long-term liabilities:
Other liabilities	448		448
Bank term loan payable, net of current portion	4,500		4,500
Total liabilities	19,667		19,667

Commitments (Note 8)	-		-

Stockholders' equity (deficit):
Common stock	40		40
Additional paid-in capital	197,239		197,239
Warrants	411		411
Accumulated other comprehensive loss	(23)		(23)
Accumulated deficit	(34,211)	534	(33,677)
Total stockholders' equity (deficit)	163,456	534	163,990

Total liabilities and stockholders' equity (deficit)	$183,123	$534	$183,657

Consolidated Statements of Operations Adjustments

The following is a summary of the adjustments to our previously issued unaudited consolidated statements of operations for the three and six months ended June 30, 2007.

	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
	As Originally Reported	Adjustments	As Restated	As Originally Reported	Adjustments	As Restated
Revenues:
Online	$16,330		$16,330	$30,039		$30,039
Events	6,350		6,350	9,289		9,289
Print	1,924		1,924	3,621		3,621
Total revenues	24,604		24,604	42,949		42,949

Cost of revenues:
Online	3,900		3,900	7,425		7,425
Events	2,410		2,410	3,782		3,782
Print	999		999	2,128		2,128
Total cost of revenues	7,309		7,309	13,335		13,335

Gross profit	17,295		17,295	29,614		29,614

Operating expenses:
Selling and marketing	6,388		6,388	12,540		12,540
Product development	1,596		1,596	3,344		3,344
General and administrative	2,943		2,943	5,553		5,553
Depreciation	364		364	694		694
Amortization of intangible assets	1,041		1,041	1,800		1,800
Total operating expenses	12,332		12,332	23,931		23,931

Operating income	4,963		4,963	5,683		5,683

Interest income (expense):
Interest income	655		655	1,015		1,015
Interest expense	(278)		(278)	(705)		(705)
Total interest income (expense)	377		377	310		310

Income before provision for income taxes	5,340		5,340	5,993		5,993

Provision for income taxes	2,626	$(534)	2,092	2,962	$(534)	2,428

Net income	$2,714	$534	$3,248	$3,031	$534	$3,565

Net income (loss) per common share:
Basic	$0.06	$0.01	$0.07	$(0.06)	$0.04	$(0.02)
Diluted	$0.05	$0.01	$0.06	$(0.06)	$0.04	$(0.02)

Consolidated Statements of Cash Flow Adjustments

The following is a summary of the adjustments to our previously issued unaudited consolidated statement of cash flows for the six months ended June 30, 2007.

	Six Months Ended June 30, 2007
	As Originally Reported	Adjustments	As Restated
Operating Activities
Net income	$3,031	$534	$3,565
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,494		2,494
Provision for bad debt	61		61
Stock-based compensation	2,269		2,269
Non-cash interest expense	310		310
Deferred tax benefit	478	(609)	(131)
Excess tax benefit - stock options	(2,295)		(2,295)
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	(1,325)		(1,325)
Prepaid expenses and other current assets	(948)	75	(873)
Other assets	783		783
Accounts payable	541		541
Income taxes payable	(1,854)		(1,854)
Accrued expenses and other current liabilities	(580)		(580)
Accrued compensation expenses	(1,012)		(1,012)
Deferred revenue	3,072		3,072
Other liabilities	(74)		(74)
Net cash provided by operating activities	4,951	-	4,951

Investing activities
Purchases of property and equipment, and other assets	(1,689)		(1,689)
Purchases of short-term investments	(126,100)		(126,100)
Sales of short-term investments	55,790		55,790
Acquisition of assets	(1,013)		(1,013)
Acquisition of businesses, net of cash acquired	(15,015)		(15,015)
Net cash used in investing activities	(88,027)	-	(88,027)

Financing activities
Proceeds from revolving credit facility	12,000		12,000
Payments made on revolving credit facility	(12,000)		(12,000)
Payments on bank term loan payable	(1,500)		(1,500)
Proceeds from initial public offering, net of stock issuance costs	83,161		83,161
Excess tax benefit - stock options	2,295		2,295
Proceeds from exercise of warrants and stock options	773		773
Net cash provided by (used in) financing activities	84,729	-	84,729

Net increase (decrease) in cash and cash equivalents	1,653		1,653
Cash and cash equivalents at beginning of period	30,830		30,830

Cash and cash equivalents at end of period	$32,483	$-	$32,483

3. Summary of Significant Accounting Policies

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

4. Acquisitions

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007 (restated)	2006	2007 (restated)	2006
	(unaudited)

Pro forma revenues	$24,808	$21,627	$43,808	$37,917

Pro forma net income	$2,771	$2,008	$3,025	$1,920

Pro forma net income (loss) per common share:
Basic	$0.06	$(0.08)	$(0.06)	$(0.43)
Diluted	$0.05	$(0.08)	$(0.06)	$(0.43)

Pro forma net income increased from $2,395 and $2,614 as originally reported to $2,771 and $3,025 as restated for the three and six months ended June 30, 2007, respectively.  Pro forma basic net income (loss) per common share increased from $0.05 and $(0.08) as originally reported to $0.06 and $(0.06) for the three and six months ended June 30, 2007, respectively. Pro forma diluted net income (loss) per common share increased from $0.04 and $(0.08) as originally reported to $0.05 and $(0.06) for the three and six months ended June 30, 2007, respectively.

5. Cash, Cash Equivalents and Short-Term Investments

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

6. Goodwill and Intangible Assets

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

The Company expects amortization expense of intangible assets to be as follows:

Year Ending December 31,	Total
(unaudited)

2007 (July 1st - December 31st)	$2,192
2008	2,967
2009	2,831
2010	2,361
2011	1,584
2012	1,024
Thereafter	300

Total amortization expense	$13,259

7. Net Income (Loss) Per Share

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per common share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007 (restated)	2006	2007 (restated)	2006
	(unaudited)
Numerator:
Net income	$3,248	$2,374	$3,565	$2,815
Allocation of net income to periods (1):
Net income allocable to period during which two classes of equity securities were outstanding	1,642	2,374	1,959	2,815
Net income allocable to period during which one class of equity securities was outstanding	1,606	-	1,606	-
Net income	$3,248	$2,374	$3,565	$2,815

Net income allocable to two class period	$1,642	$2,374	$1,959	$2,815

Accretion of preferred stock dividends	1,336	2,648	3,948	5,267
Undistributed net income allocated to preferred stockholders (2)	228	-	-	-
Net income applicable to preferred stockholders for two class period	1,564	2,648	3,948	5,267

Net loss applicable to common stockholders for two class period	-	(274)	(1,989)	(2,452)
Undistributed net income allocated to common stockholders (2)	78	-	-	-
Net income allocable to one class period	1,606	-	1,606	-
Net income (loss) applicable to common stockholders	$1,684	$(274)	$(383)	$(2,452)

Denominator:
Basic:
Weighted average shares of common stock outstanding	24,295,344	7,857,985	16,246,313	7,735,303

Diluted:
Weighted average shares of common stock outstanding	24,295,344	7,857,985	16,246,313	7,735,303
Effect of potentially dilutive shares	2,948,478	-	-	-
Total weighted average shares of common stock outstanding	27,243,822	7,857,985	16,246,313	7,735,303

Calculation of Net Income (Loss) Per Common Share:
Basic:
Net income (loss) applicable to common stockholders	$1,684	$(274)	$(383)	$(2,452)
Weighted average shares of stock outstanding	24,295,344	7,857,985	16,246,313	7,735,303
Net income (loss) per common share	$0.07	$(0.03)	$(0.02)	$(0.32)

Diluted:
Net income (loss) applicable to common stockholders	$1,684	$(274)	$(383)	$(2,452)
Weighted average shares of stock outstanding	27,243,822	7,857,985	16,246,313	7,735,303
Net income (loss) per common share	$0.06	$(0.03)	$(0.02)	$(0.32)

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

8. Bank Term Loan Payable

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

9. Comprehensive Income (Loss)

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
	Three Months Ended	Six Months Ended
	June 30, 2007 (restated)	June 30, 2007 (restated)
	(unaudited)

Net income	$3,248	$3,565
Other comprehensive income:
Change in fair value of cash flow hedge	39	33

Total comprehensive income	$3,287	$3,598

10. Commitments and Contingencies

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At June 30, 2007 and December 31, 2006, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

11. Stock-Based Compensation

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

Year-to-Date Activity	Options Outstanding	Weighted-Average Exercise Price Per Share
	(unaudited)

Options outstanding at December 31, 2006	7,922,323	$4.96
Options granted	219,500	14.15
Options exercised	(884,599)	0.88
Options forfeited	(47,431)	5.44
Options canceled	(625)	3.65
Options outstanding at June 30, 2007 (unaudited)	7,209,168	$5.74

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

12.  Stockholders’ Equity

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

13. Income Taxes

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

The Company recorded a provision for income taxes in 2007 based upon a 41% effective tax rate.

14. Segment Information

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis has been amended to reflect revisions made to the consolidated financial statements and should be read in conjunction with the consolidated financial statements and accompanying notes and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q/A.  In this discussion and analysis, dollar, share and per share amounts are not rounded to thousands unless otherwise indicated.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q/A, particularly under the heading "Risk Factors."

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

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007 (restated)		2006		2007 (restated)		2006
	(unaudited)
	(in thousands)
Revenues:
Online	$16,330	66%	$12,812	62%	$30,039	70%	$23,187	65%
Events	6,350	26	5,742	28	9,289	22	8,069	23
Print	1,924	8	2,163	10	3,621	8	4,372	12
Total revenues	24,604	100	20,717	100	42,949	100	35,628	100

Cost of revenues:
Online	3,900	16	2,992	14	7,425	17	5,613	16
Events	2,410	10	1,735	8	3,782	9	3,009	8
Print	999	4	1,423	7	2,128	5	2,830	8
Total cost of revenues	7,309	30	6,150	29	13,335	31	11,452	32

Gross profit	17,295	70	14,567	70	29,614	69	24,176	68

Operating expenses:
Selling and marketing	6,388	26	5,191	25	12,540	29	9,623	27
Product development	1,596	6	1,559	8	3,344	8	3,123	9
General and administrative	2,943	12	2,084	10	5,553	13	3,875	11
Depreciation	364	2	238	1	694	2	456	1
Amortization of intangible assets	1,041	4	1,424	7	1,800	4	2,508	7
Total operating expenses	12,332	50	10,496	51	23,931	56	19,585	55

Operating income (loss)	4,963	20	4,071	20	5,683	13	4,591	13

Interest income, net	377	2	42	*	310	1	138	*

Income before provision for income taxes	5,340	22	4,113	20	5,993	14	4,729	13

Provision for income taxes	2,092	9	1,739	8	2,428	6	1,914	5

Net income	$3,248	13%	$2,374	11%	$3,565	8%	$2,815	8%

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

Operating Expenses and Other

	Three Months Ended June 30,
			Increase	Percent
	2007 (restated)	2006	(Decrease)	Change
	(unaudited)
	(in thousands)
Operating expenses:
Selling and marketing	$6,388	$5,191	$1,197	23%
Product development	1,596	1,559	37	2
General and administrative	2,943	2,084	859	41
Depreciation	364	238	126	53
Amortization of intangible assets	1,041	1,424	(383)	(27)
Total operating expenses	$12,332	$10,496	$1,836	17%

Interest income, net	$377	$42	$335	798%
Provision for income taxes	$2,092	$1,739	$353	20%

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

Provision for Income Taxes.  We recorded a provision for income taxes in 2007 based upon a 41% effective tax rate.

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

Operating Expenses and Other

	Six Months Ended June 30,
			Increase	Percent
	2007 (restated)	2006	(Decrease)	Change
	(unaudited)
	(in thousands)
Operating expenses:
Selling and marketing	$12,540	$9,623	$2,917	30%
Product development	3,344	3,123	221	7
General and administrative	5,553	3,875	1,678	43
Depreciation	694	456	238	52
Amortization of intangible assets	1,800	2,508	(708)	(28)
Total operating expenses	$23,931	$19,585	$4,346	22%

Interest income, net	$310	$138	$172	125%
Provision for income taxes	$2,428	$1,914	$514	27%

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

Provision for Income Taxes.  We recorded a provision for income taxes in 2007 based upon a 41% effective tax rate.

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

Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, the provision for bad debt, stock-based compensation, deferred income taxes, and the effect of changes in working capital and other activities.  Cash provided by operating activities in the six months ended June 30, 2007 was $5.0 million and consisted of $3.6 of net income, $2.5 million of depreciation and amortization and $2.3 million of stock-based compensation, partly offset by $2.8 million used in working capital and other activities.  Cash used in working capital and other activities includes estimated federal and state income tax payments of $3.7 million and a $1.3 million increase in accounts receivable, offset in part by a $3.1 million increase in deferred revenue.

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

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2007, our chief executive officer and chief financial officer initially concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Subsequently, for the reasons further described below, we determined that it was necessary to restate our consolidated financial statements for the three and six months ended June 30, 2007 and that the consolidated financial statements for those periods should no longer be relied upon.  On February 13, 2008, the Company filed a Form 8-K that disclosed it had improperly classified a portion of its stock-based compensation expense in its income tax provision as a permanent tax difference when such portion should have been classified as a temporary tax difference. This resulted in an overstatement of the income tax provision for the second and third quarters of 2007. These restatements have no impact on our previously reported revenues, cash flows from operations or total cash and cash equivalents shown in the consolidated financial statements for or as of the three and six months ended June 30, 2007.

Based upon an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, our management has concluded that we have material weaknesses in our internal control over financial reporting relating to (1) inadequate review of stock option agreements and option tracking data to determine the income tax classification of the award as either an “incentive stock option” or “non-qualified stock option” and (2) ineffective monitoring controls over our income tax provision calculation due to lack of segregation of duties.  We have received a letter from Ernst & Young LLP, our registered public accounting firm, confirming that they also believe that these matters constitute material weaknesses in our internal control over financial reporting.  We have taken the following steps to remediate these material weaknesses:

•	We engaged a third party to administer our stock incentive plans and classify stock options as “incentive stock options” or “non-qualified stock options”; and

•	We plan to engage a third party to review our internal income tax provision calculation on a quarterly basis beginning with the quarter ending March 31, 2008.

We believe that the actions taken to date as well as our planned future actions will adequately address the material weaknesses.

Except as described above, no other change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings

We are not currently a party to any material litigation, and we are not aware of any pending or threatened litigation against us that could have a material adverse effect on our business, operating results or financial condition.

Item 1A.   Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q/A, you should carefully consider the factors discussed under the heading, “Risk Factors” in our Registration Statement on Form S-1 (File No. 333-140503).  These are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q/A. Because of these  factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. These risks are not the only ones facing us.

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

Item 5.    Other Information

None.

Item 6.    Exhibits

(a)    Exhibits

31.3  Certification of Greg Strakosch, Chief Executive Officer of TechTarget, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, dated March 27, 2008.

31.4  Certification of Eric Sockol, Chief Financial Officer and Treasurer of TechTarget, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, dated March 27, 2008.

32.2  Certifications of Greg Strakosch, Chief Executive Officer of TechTarget, Inc. and Eric Sockol, Chief Financial Officer and Treasurer of TechTarget, Inc., pursuant to 18 U.S.C. Section 1350, dated March 27, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
TECHTARGET, INC (Registrant)

	By:	/s/ GREG STRAKOSCH
Date: March 27, 2008		Greg Strakosch, Chief Executive Officer (Principal Executive Officer)

Date: March 27, 2008	By:	/s/ ERIC SOCKOL
Eric Sockol, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)