Form 10-Q/A
period 2007-09-30
TechTarget Inc
filed 2008-03-27
CIK 1293282

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

EXPLANATORY NOTE

Pursuant to Rule 12b-15 of the Rules and Regulations under the Securities Exchange Act of 1934, this Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q of TechTarget, Inc. (the "Company") for the quarter ended September 30, 2007 is being filed to amend and restate our financial statements as of and for the three and nine months ended September 30, 2007.  The restatement is to correct errors in the amounts of our prepaid expenses, non-current deferred tax assets and related provision for income taxes.  The restatement for the error resulted in a decrease to the provision for income taxes and a corresponding increase to net income of $290,000 and $824,000 for the three and nine months ended September 30, 2007, respectively.  The restatement for the error also resulted in an increase to total assets of $824,000 at September 30, 2007.  This Amendment No. 1 amends Part I, Items 1 and 2, and Part II, Item 6 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.  This Amendment No. 1 continues to reflect circumstances as of the date of the original filing of the Quarterly Report on Form 10-Q, and the Company has not updated the disclosures contained therein to reflect events that occurred at a later date, except for the items relating to the restatement, as further described in Note 2 to the consolidated financial statements.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
TECHTARGET, INC.
Consolidated Balance Sheets
 (In thousands, except share and per share data)

	September 30, 2007 (restated)	December 31, 2006
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$20,769	$30,830
Short-term investments	87,901	-
Accounts receivable, net of allowance for doubtful accounts of $510 and $580 as of September 30, 2007 and December 31, 2006, respectively.	12,419	12,096
Prepaid expenses and other current assets	3,340	952
Deferred tax assets	735	1,784
Total current assets	125,164	45,662

Property and equipment, net	3,769	2,520
Goodwill	43,225	36,190
Intangible assets, net of accumulated amortization	12,087	6,066
Other assets	105	854
Deferred tax assets	2,777	1,355

Total assets	$187,127	$92,647

Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities:
Current portion of bank term loan payable	$3,000	$3,000
Accounts payable	3,121	2,928
Income taxes payable	-	1,854
Accrued expenses and other current liabilities	1,559	1,904
Accrued compensation expenses	1,779	2,322
Deferred revenue	5,590	2,544
Total current liabilities	15,049	14,552

Long-term liabilities:
Other liabilities	458	555
Bank term loan payable, net of current portion	3,750	6,000
Total liabilities	19,257	21,107

Commitments (Note 8)	-	-

Redeemable convertible preferred stock:
Series A redeemable convertible preferred stock - $0.001 par value; 36,009,488 shares authorized; 35,879,971 shares issued and outstanding, liquidation preference of $30,656 at December 31, 2006	-	30,468
Series B redeemable convertible preferred stock - $0.001 par value; 51,470,588 shares authorized; 51,470,588 shares issued and outstanding, liquidation preference of $88,296 at December 31, 2006	-	88,260
Series C redeemable convertible preferred stock - $0.001 par value; 10,141,302 shares authorized; 10,141,302 shares issued and outstanding, liquidation preference of $18,058 at December 31, 2006	-	18,038
Total redeemable convertible preferred stock	-	136,766

Stockholders' equity (deficit):
Preferred stock, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value per share, 100,000,000 shares authorized; 40,406,753 and 7,969,830 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	41	32
Additional paid-in capital	199,689	-
Warrants	55	105
Accumulated other comprehensive loss	(70)	(56)
Accumulated deficit	(31,845)	(65,307)
Total stockholders' equity (deficit)	167,870	(65,226)

Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$187,127	$92,647

See accompanying notes.

TECHTARGET, INC.
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007 (restated)	2006	2007 (restated)	2006
	(unaudited)
Revenues:
Online	$14,687	$12,565	$44,726	$35,752
Events	6,912	5,893	16,201	13,962
Print	1,702	1,809	5,323	6,181
Total revenues	23,301	20,267	66,250	55,895

Cost of revenues:
Online (1)	3,769	3,644	11,194	9,257
Events (1)	2,283	1,632	6,065	4,641
Print (1)	862	1,385	2,990	4,215
Total cost of revenues	6,914	6,661	20,249	18,113

Gross profit	16,387	13,606	46,001	37,782

Operating expenses:
Selling and marketing (1)	7,271	4,932	19,811	14,555
Product development (1)	1,677	1,617	5,021	4,740
General and administrative (1)	3,364	2,126	8,917	6,001
Depreciation	401	241	1,095	697
Amortization of intangible assets	1,171	1,378	2,971	3,886
Total operating expenses	13,884	10,294	37,815	29,879

Operating income	2,503	3,312	8,186	7,903

Interest income (expense):
Interest income	1,043	369	2,058	1,224
Interest expense	(146)	(385)	(851)	(1,103)
Total interest income (expense)	897	(16)	1,207	121

Income before provision for income taxes	3,400	3,296	9,393	8,024

Provision for income taxes	1,568	1,709	3,996	3,623

Net income	$1,832	$1,587	$5,397	$4,401

Net income (loss) per common share:
Basic	$0.05	$(0.16)	$0.06	$(0.47)
Diluted	$0.04	$(0.16)	$0.05	$(0.47)

Weighted average common shares outstanding:
Basic	40,354,796	7,909,485	24,282,474	7,788,440
Diluted	43,336,498	7,909,485	27,184,670	7,788,440

(1) Amounts include share-based compensation expense as follows:
Cost of online revenue	$16	$9	$156	$14
Cost of events revenue	20	3	43	5
Cost of print revenue	(1)	1	18	2
Selling and marketing	930	49	2,054	69
Product development	84	10	230	16
General and administrative	604	19	1,421	50

See accompanying notes.

TECHTARGET, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2007 (restated)	2006
	(unaudited)
Operating Activities
Net income	$5,397	$4,401
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,066	4,583
Provision for bad debt	117	215
Stock-based compensation	3,922	156
Non-cash interest expense	310	91
Deferred tax provision	(373)	-
Excess tax benefit - stock options	(2,518)	-
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	(441)	(3,283)
Prepaid expenses and other current assets	193	(604)
Other assets	745	(18)
Accounts payable	193	(541)
Income taxes payable	(1,854)	-
Accrued expenses and other current liabilities	(344)	22
Accrued compensation expenses	(543)	(233)
Deferred revenue	3,046	3,049
Other liabilities	(110)	(41)
Net cash provided by operating activities	11,806	7,797

Investing activities
Purchases of property and equipment, and other assets	(2,344)	(969)
Purchases of short-term investments	(284,247)	-
Sales of short-term investments	196,346	-
Acquisition of assets	(1,013)	-
Acquisition of businesses, net of cash acquired	(15,015)	(15,017)
Net cash used in investing activities	(106,273)	(15,986)

Financing activities
Proceeds from revolving credit facility	12,000	-
Payments made on revolving credit facility	(12,000)	-
Proceeds from bank term loan payable	-	10,000
Payments on bank term loan payable	(2,250)	(22,000)
Proceeds from initial public offering, net of stock issuance costs	83,161	-
Excess tax benefit - stock options	2,518	-
Proceeds from exercise of warrants and stock options	977	779
Net cash provided by (used in) financing activities	84,406	(11,221)

Net decrease in cash and cash equivalents	(10,061)	(19,410)
Cash and cash equivalents at beginning of period	30,830	46,879

Cash and cash equivalents at end of period	$20,769	$27,469

Cash paid for interest	$489	$1,076
Cash paid for taxes	$4,437	$4,165

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

2. Restatement of Previously Issued Financial Statements

The Company determined that it had improperly classified a portion of its stock-based compensation expense in its income tax provision as a permanent tax difference when such portion should have been classified as a temporary tax difference. This resulted in an overstatement of the income tax provision for the third quarter of 2007. These restatements have no impact on the Company's previously reported revenues, cash flows from operations or total cash and cash equivalents shown in the consolidated financial statements for the three and nine months ended September 30, 2007.  The Company has restated its financial statements as of and for the three and nine months ended September 30, 2007 in accordance with SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.  The restatement is to correct errors in its prepaid expenses, non-current deferred tax assets and related provision for income taxes.  The restatement for the error resulted in a decrease to the provision for income taxes and a corresponding increase to net income of $290 and $824 for the three and nine months ended September 30, 2007, respectively.  The restatement for the error also resulted in an increase to total assets of $824 at September 30, 2007.

Consolidated Balance Sheet Adjustments

The following is a summary of the adjustments to our previously issued unaudited consolidated balance sheet as of September 30, 2007.

	September 30, 2007
	As Originally Reported	Adjustments	As restated
Assets
Current assets:
Cash and cash equivalents	$20,769		$20,769
Short-term investments	87,901		87,901
Accounts receivable, net of allowance for doubtful accounts	12,419		12,419
Prepaid expenses and other current assets	3,459	(119)	3,340
Deferred tax asset	735		735
Total current assets	125,283	(119)	125,164

Property and equipment, net	3,769		3,769
Goodwill	43,225		43,225
Intangible assets, net of accumulated amortization	12,087		12,087
Other assets	105		105
Deferred tax asset	1,834	943	2,777

Total assets	$186,303	$824	$187,127

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Current portion of bank term loan payable	3,000		3,000
Accounts payable	3,121		3,121
Income taxes payable	-		-
Accrued expenses and other current liabilities	1,559		1,559
Accrued compensation expenses	1,779		1,779
Deferred revenue	5,590		5,590
Total current liabilities	15,049		15,049

Long-term liabilities:
Other liabilities	458		458
Bank term loan payable, net of current portion	3,750		3,750
Total liabilities	19,257		19,257

Commitments (Note 8)	-		-

Stockholders' equity (deficit):
Common stock	41		41
Additional paid-in capital	199,689		199,689
Warrants	55		55
Accumulated other comprehensive loss	(70)		(70)
Accumulated deficit	(32,669)	824	(31,845)
Total stockholders' equity (deficit)	167,046	824	167,870

Total liabilities and stockholders' equity (deficit)	$186,303	$824	$187,127

Consolidated Statements of Operations Adjustments

The following is a summary of the adjustments to our previously issued unaudited consolidated statements of operations for the three and nine months ended September 30, 2007.

	Three Months Ended September 30, 2007			Nine Months Ended September 30, 2007
	As Originally Reported	Adjustments	As Restated	As Originally Reported	Adjustments	As Restated
Revenues:
Online	$14,687		$14,687	$44,726		$44,726
Events	6,912		6,912	16,201		16,201
Print	1,702		1,702	5,323		5,323
Total revenues	23,301		23,301	66,250		66,250

Cost of revenues:
Online	3,769		3,769	11,194		11,194
Events	2,283		2,283	6,065		6,065
Print	862		862	2,990		2,990
Total cost of revenues	6,914		6,914	20,249		20,249

Gross profit	16,387		16,387	46,001		46,001

Operating expenses:
Selling and marketing	7,271		7,271	19,811		19,811
Product development	1,677		1,677	5,021		5,021
General and administrative	3,364		3,364	8,917		8,917
Depreciation	401		401	1,095		1,095
Amortization of intangible assets	1,171		1,171	2,971		2,971
Total operating expenses	13,884		13,884	37,815		37,815

Operating income	2,503		2,503	8,186		8,186

Interest income (expense):
Interest income	1,043		1,043	2,058		2,058
Interest expense	(146)		(146)	(851)		(851)
Total interest income (expense)	897		897	1,207		1,207

Income before provision for income taxes	3,400		3,400	9,393		9,393

Provision for income taxes	1,858	$(290)	1,568	4,820	$(824)	3,996

Net income	$1,542	$290	$1,832	$4,573	$824	$5,397

Net income (loss) per common share:
Basic	$0.04	$0.01	$0.05	$0.03	$0.03	$0.06
Diluted	$0.04	$-	$0.04	$0.02	$0.03	$0.05

Consolidated Statements of Cash Flow Adjustments

The following is a summary of the adjustments to our previously issued unaudited consolidated statement of cash flows for the nine months ended September 30, 2007.

	Nine Months Ended September 30, 2007
	As Originally Reported	Adjustments	As Restated
Operating Activities
Net income	$4,573	$824	$5,397
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,066		4,066
Provision for bad debt	117		117
Stock-based compensation	3,922		3,922
Non-cash interest expense	310		310
Deferred tax benefit (provision)	570	(943)	(373)
Excess tax benefit - stock options	(2,518)		(2,518)
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	(441)		(441)
Prepaid expenses and other current assets	74	119	193
Other assets	745		745
Accounts payable	193		193
Income taxes payable	(1,854)		(1,854)
Accrued expenses and other current liabilities	(344)		(344)
Accrued compensation expenses	(543)		(543)
Deferred revenue	3,046		3,046
Other liabilities	(110)		(110)
Net cash provided by operating activities	11,806	-	11,806

Investing activities
Purchases of property and equipment, and other assets	(2,344)		(2,344)
Purchases of short-term investments	(284,247)		(284,247)
Sales of short-term investments	196,346		196,346
Acquisition of assets	(1,013)		(1,013)
Acquisition of businesses, net of cash acquired	(15,015)		(15,015)
Net cash used in investing activities	(106,273)	-	(106,273)

Financing activities
Proceeds from revolving credit facility	12,000		12,000
Payments made on revolving credit facility	(12,000)		(12,000)
Payments on bank term loan payable	(2,250)		(2,250)
Proceeds from initial public offering, net of stock issuance costs	83,161		83,161
Excess tax benefit - stock options	2,518		2,518
Proceeds from exercise of warrants and stock options	977		977
Net cash provided by (used in) financing activities	84,406	-	84,406

Net increase (decrease) in cash and cash equivalents	(10,061)		(10,061)
Cash and cash equivalents at beginning of period	30,830		30,830

Cash and cash equivalents at end of period	$20,769	$-	$20,769

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007 (restated)	2006	2007 (restated)	2006
	(unaudited)

Pro forma revenues	$23,301	$20,778	$67,109	$58,694

Pro forma net income	$1,430	$1,547	$4,493	$3,391

Pro forma net income (loss) per common share:
Basic	$0.04	$(0.16)	$0.02	$(0.59)
Diluted	$0.03	$(0.16)	$0.02	$(0.59)

Pro forma net income increased from $1,229 and $3,863 as originally reported to $1,430 and $4,493 as restated for the three and nine months ended September 30, 2007, respectively.  Pro forma basic net income per common share increased from $0.03 and $0.00 as originally reported to $0.04 and $0.02 as restated for the three and nine months ended September 30, 2007, respectively.  Pro forma diluted net income per common share increased from $0.00 as originally reported to $0.02 as restated for the nine months ended September 30, 2007.

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

The Company expects amortization expense of intangible assets to be as follows:
Total

2007 (October 1st - December 31st)	$1,020
2008	2,967
2009	2,831
2010	2,361
2011	1,584
2012	1,024
Thereafter	300

Total amortization expense	$12,087

7. Net Income (Loss) Per Share

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per common share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007 (restated)	2006	2007 (restated)	2006
	(unaudited)
Numerator:
Net income	$1,832	$1,587	$5,397	$4,401
Allocation of net income to periods (1):
Net income allocable to period during which two classes of equity securities were outstanding	-	1,587	1,959	4,401
Net income allocable to period during which one class of equity securities was outstanding	1,832	-	3,438	-
Net income	$1,832	$1,587	$5,397	$4,401

Net income allocable to two class period	$-	$1,587	$1,959	$4,401

Accretion of preferred stock dividends	-	2,824	3,948	8,091
Net income applicable to preferred stockholders for two class period	-	2,824	3,948	8,091

Net loss applicable to common stockholders for two class period	-	(1,237)	(1,989)	(3,690)
Net income allocable to one class period	1,832	-	3,438	-
Net income (loss) applicable to common stockholders	$1,832	$(1,237)	$1,449	$(3,690)

Denominator:
Basic:
Weighted average shares of common stock outstanding	40,354,796	7,909,485	24,282,474	7,788,440

Diluted:
Weighted average shares of common stock outstanding	40,354,796	7,909,485	24,282,474	7,788,440
Effect of potentially dilutive shares	2,981,702	-	2,902,196	-
Total weighted average shares of common stock outstanding	43,336,498	7,909,485	27,184,670	7,788,440

Calculation of Net Income Per Common Share:
Basic:
Net income (loss) applicable to common stockholders	$1,832	$(1,237)	$1,449	$(3,690)
Weighted average shares of stock outstanding	40,354,796	7,909,485	24,282,474	7,788,440
Net income (loss) per common share	$0.05	$(0.16)	$0.06	$(0.47)

Diluted:
Net income (loss) applicable to common stockholders	$1,832	$(1,237)	$1,449	$(3,690)
Weighted average shares of stock outstanding	43,336,498	7,909,485	27,184,670	7,788,440
Net income (loss) per common share	$0.04	$(0.16)	$0.05	$(0.47)

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

$3,750

9. Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income (loss) and its components in financial statements. Comprehensive income (loss) is defined to include all changes in equity during a period, except those resulting from investments by stockholders and distributions to stockholders. For the three and nine months ended September 30, 2007 comprehensive income is the sum of net income and the change in the fair value of the Company's cash flow hedge, as follows:

	Three Months Ended September 30, 2007 (restated)	Nine Months Ended September 30, 2007 (restated)
	(unaudited)

Net income	$1,832	$5,397
Other comprehensive income:
Change in fair value of cash flow hedge	(47)	(14)

Total comprehensive income	$1,785	$5,383

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

A summary of the activity under the Company's stock option plan as of September 30, 2007 and changes during the three and nine month periods then ended is presented below:

Quarter-to-Date Activity	Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
	(unaudited)

Options outstanding at June 30, 2007 (unaudited)	7,214,168	$5.74
Options granted	-	-
Options exercised	(69,649)	2.93
Options forfeited	(10,016)	7.27
Options canceled	(733)	7.36
Options outstanding at September 30, 2007 (unaudited)	7,133,770	$5.77	7.4	$79,425

Options exercisable at September 30, 2007 (unaudited)	3,536,762	$3.88	5.9	$46,048

Options vested or expected to vest at September 30, 2007 (1) (unaudited)	6,989,890	$5.73	7.4	$78,090

(1)
In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

Year-to-Date Activity	Options Outstanding	Weighted-Average Exercise Price Per Share
	(unaudited)

Options outstanding at December 31, 2006	7,922,323	$4.96
Options granted	224,500	14.16
Options exercised	(954,248)	1.03
Options forfeited	(57,447)	5.76
Options canceled	(1,358)	5.65
Options outstanding at September 30, 2007 (unaudited)	7,133,770	$5.77

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

The Company recorded a provision for income taxes in 2007 based upon a 43% effective tax rate.

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

15. Subsequent Event

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

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007 (restated)		2006		2007 (restated)		2006
	(unaudited)
	($ in thousands)
Revenues:
Online	$14,687	63%	$12,565	62%	$44,726	68%	$35,752	64%
Events	6,912	30	5,893	29	16,201	24	13,962	25
Print	1,702	7	1,809	9	5,323	8	6,181	11
Total revenues	23,301	100	20,267	100	66,250	100	55,895	100

Cost of revenues:
Online	3,769	16	3,644	18	11,194	17	9,257	17
Events	2,283	10	1,632	8	6,065	9	4,641	8
Print	862	4	1,385	7	2,990	5	4,215	8
Total cost of revenues	6,914	30	6,661	33	20,249	31	18,113	32

Gross profit	16,387	70	13,606	67	46,001	69	37,782	68

Operating expenses:
Selling and marketing	7,271	31	4,932	24	19,811	30	14,555	26
Product development	1,677	7	1,617	8	5,021	8	4,740	8
General and administrative	3,364	14	2,126	10	8,917	13	6,001	11
Depreciation	401	2	241	1	1,095	2	697	1
Amortization of intangible assets	1,171	5	1,378	7	2,971	4	3,886	7
Total operating expenses	13,884	60	10,294	51	37,815	57	29,879	53

Operating income	2,503	11	3,312	16	8,186	12	7,903	14

Interest income (expense), net	897	4	(16)	*	1,207	2	121	*

Income before provision for income taxes	3,400	15	3,296	16	9,393	14	8,024	14

Provision for income taxes	1,568	7	1,709	8	3,996	6	3,623	6

Net income	$1,832	8%	$1,587	8%	$5,397	8%	$4,401	8%

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

Operating Expenses and Other

	Three Months Ended September 30,
			Increase	Percent
	2007 (restated)	2006	(Decrease)	Change
	(unaudited)
	($ in thousands)
Operating expenses:
Selling and marketing	$7,271	$4,932	$2,339	47%
Product development	1,677	1,617	60	4
General and administrative	3,364	2,126	1,238	58
Depreciation	401	241	160	66
Amortization of intangible assets	1,171	1,378	(207)	(15)
Total operating expenses	$13,884	$10,294	$3,590	35%

Interest income, net	$897	$(16)	$913	*
Provision for income taxes	$1,568	$1,709	$(141)	(8%)

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

Provision for Income Taxes.  We recorded a provision for income taxes based upon a 43% projected effective tax rate in 2007.

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

Operating Expenses and Other

	Nine Months Ended September 30,
			Increase	Percent
	2007 (restated)	2006	(Decrease)	Change
	(unaudited)
	($ in thousands)
Operating expenses:
Selling and marketing	$19,811	$14,555	$5,256	36%
Product development	5,021	4,740	281	6
General and administrative	8,917	6,001	2,916	49
Depreciation	1,095	697	398	57
Amortization of intangible assets	2,971	3,886	(915)	(24)
Total operating expenses	$37,815	$29,879	$7,936	27%

Interest income, net	$1,207	$121	$1,086	*
Provision for income taxes	$3,996	$3,623	$373	10%

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

Provision for Income Taxes.  We recorded a provision for income taxes in 2007 based upon a 43% effective tax rate.

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

Operating Activities

	Nine Months Ended September 30,
	2007	2006
	(unaudited)
	($ in thousands)

Net cash provided by operating activities	$11,806	$7,797
Net cash used in investing activities (1)	$(18,372)	$(15,986)
Net cash provided by (used in) financing activities	$84,406	$(11,221)

 (1)           Cash used in investing activities shown net of short-term investment activity of $87,901 for the nine months ended September 30, 2007.

Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, the provision for bad debt, stock-based compensation, deferred income taxes, and the effect of changes in working capital and other activities.  Cash provided by operating activities in the nine months ended September 30, 2007 was $11.8 million and consisted of $5.4 million of net income, $4.1 million of depreciation and amortization and $3.9 million of stock-based compensation, partly offset by $1.0 million used in working capital and other activities.

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

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2007, our chief executive officer and chief financial officer initially concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Subsequently, for the reasons further described below, we determined that it was necessary to restate our consolidated financial statements for the three and nine months ended September 30, 2007 and that the consolidated financial statements for those periods should no longer be relied upon.  On February 13, 2008, the Company filed a Form 8-K that disclosed it had improperly classified a portion of its stock-based compensation expense in its income tax provision as a permanent tax difference when such portion should have been classified as a temporary tax difference. This resulted in an overstatement of the income tax provision for the second and third quarters of 2007. These restatements have no impact on our previously reported revenues, cash flows from operations or total cash and cash equivalents shown in the consolidated financial statements for or as of the three and nine months ended September 30, 2007.

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

Except as described above, no other change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

None.

Item 6.    Exhibits

(a)    Exhibits

3.1 Fourth Amended and Restated Certificate of Incorporation of the Company. (1)

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

(1)	Previously filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed with the commission on November 13, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECHTARGET, INC (Registrant)

Date: March 27, 2008	By:	/s/ GREG STRAKOSCH
Greg Strakosch, Chief Executive Officer (Principal Executive Officer)

Date: March 27, 2008	By:	/s/ ERIC SOCKOL
Eric Sockol, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)