Form 10-K
period 2007-12-31
TechTarget Inc
filed 2008-03-31
CIK 1293282

UNITED STATED SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 1-33472

TechTarget, Inc.
(Exact name of Registrant as Specified in Its Charter)

Delaware	04-3483216
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

117 Kendrick Street, Suite 800	02494
Needham, Massachusetts	(Zip Code)
(Address of Principal Executive Offices)

Registrant's telephone number, including area code:  (781) 657-1000

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.001 Par Value
(Title Of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐   No   ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes   ☐   No   ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☑   No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer," "accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐   No   ☑

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $107.4 million as of June 30, 2007 (based on a closing price of $12.85 per share as quoted by the Nasdaq Global Market as of such date). In determining the market value of non-affiliate common stock, shares of the registrant's common stock beneficially owned by officers, directors and affiliates have been excluded.  The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had 41,193,571 shares of Common Stock, $0.001 par value per share, outstanding as of February 29, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2007 (the "2008 Proxy Statement"). Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K. With the exception of the portions of the 2008 Proxy Statement expressly incorporated into this Annual Report on Form 10-K by reference, such document shall not be deemed filed as part of this Annual Report on Form 10-K.

PART I

Item 1.  Business

Overview

TechTarget, Inc. was incorporated in Delaware on September 14, 1999.  We are a leading provider of specialized online content that brings together buyers and sellers of corporate IT products. We sell customized marketing programs that enable IT vendors to reach corporate IT decision makers who are actively researching specific IT purchases. We operate a network of approximately 50 websites, each of which focuses on a specific IT sector, such as storage, security or networking.

IT professionals rely on our websites for key decision support information tailored to their specific areas of responsibility. We complement our online offerings with targeted in-person events and two specialized IT magazines that enable advertisers to engage buyers throughout their decision-making process for IT purchases. We work with our advertiser customers to develop customized marketing programs, often providing them with multiple offerings in order to more effectively target their desired audience. Our product offerings address both lead generation and branding objectives of our advertising customers. The majority of our 2007 revenues are associated with lead generation advertising campaigns.

As IT professionals have become increasingly specialized, they have come to rely on our sector-specific websites for purchasing decision support. Our content strategy enables IT professionals to navigate the complex and rapidly changing IT landscape where purchasing decisions can have significant financial and operational consequences. Our content strategy includes three primary sources of content which IT professionals use to assist them in their pre-purchase research:  independent content, vendor generated content and user generated content.  As of December 31, 2007, we employed over 100 full-time editors who create original content tailored for specific audiences, which we complement with content through our association with outside industry experts. In addition to utilizing our independent content, registered members are able to conduct their pre-purchase research by accessing vendor content such as white papers, webcasts and podcasts, across our network of websites. Our network of websites also allows users to seamlessly interact and contribute content which is highly valued by IT professionals during their research process.

We have a large and growing base of registered members, which totaled approximately 6.7 million as of December 31, 2007. The targeted nature of our user base enables IT vendors to reach a specialized audience efficiently because our content is highly segmented and aligned with the IT vendors’ specific products. Since our founding in 1999, we have developed a broad customer base that now comprises more than 1,100 active advertisers.  During 2007, no one customer represented more than 10% of revenues and the quarterly renewal rate of our top 100 customers has consistently exceeded 90%.  We generated revenues of $95 million in 2007, up from $79 million in 2006. Over the same period, we grew our Adjusted EBITDA from approximately $20 million to approximately $25 million.

Available Information

Our website address is www.techtarget.com. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (SEC). Our reports filed with the SEC are also available at the SEC’s website at www.sec.gov. Our Code of Business Conduct and Ethics, and any amendments to our Code of Business Conduct and Ethics Corporate Governance Guidelines and Board Committee Charters, are also available on our website. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

Industry Background

There is an ongoing shift from traditional print and broad-based advertising to targeted online advertising. We believe there are three major trends driving this shift:

-
Targeted Content Channels Lead to Greater Efficiency for Advertisers.  Advertisers’ desire to reach customers efficiently has led to the development and proliferation of market-specific content channels throughout all forms of media. Targeted content channels increase advertising efficiency by enabling advertisers to market specifically to the audience they are trying to reach. Content providers are finding new ways, such as specialized cable television channels, magazines and events, to offer increasingly targeted content to their audience and advertisers. The Internet has enabled even more market-specific content offerings, and the proliferation of market-specific websites provides advertisers with efficient and targeted media to reach their customers.

-
The Internet Improves Advertisers’ Ability to Increase and Measure Return on Investment.  Advertisers are increasingly focused on measuring and improving their return on investment, or ROI. Before the advent of Internet-based marketing, there were limited tools for accurately measuring the results of marketing campaigns in a timely fashion. The Internet has enabled advertisers to track individual user responses to their marketing programs. With the appropriate technology, vendors now have the ability to assess and benchmark the efficacy of their online advertising campaigns cost-effectively and in real-time. As a result, advertisers are now increasingly demanding a measurable ROI across all forms of media.

-
The Internet Is Increasingly Critical in Researching Large, Complex and Costly Purchases.  The Internet has improved the efficiency and effectiveness of researching purchases. The vast quantity of information available on the Internet, together with search engines and directories that facilitate information discovery, enables potential purchasers to draw information from many sources, including independent experts, peers and vendors, in an efficient manner. These benefits are most apparent in the research of complex and costly purchases which require information from a variety of sources. By improving the efficiency of product research, the Internet enables potential purchasers to save significant time and review a wider range of product selections.

Corporate IT Purchasing

The trends toward targeted content channels, increased focus on ROI by advertisers and Internet-based product research are evident in the corporate IT market. Over the past two decades, corporate IT purchases have grown in size and complexity.  The corporate IT market is comprised of multiple, large sectors, such as storage, security and networking. Each of these sectors can, in turn, be further divided into sub-sectors that contain products addressing the areas of specialization within an enterprise’s IT environment. For example, within the multi-billion dollar storage sector, there are numerous sub-sectors such as storage area networks, storage resource management software and backup software. Furthermore, the products in each sub-sector may service entirely independent markets. For example, backup software for use in Windows environments can be distinct from that designed for use in Linux environments.

In view of the complexities, high cost and importance of IT decision-making, corporate IT purchasing decisions are increasingly being researched by teams of functional experts with specialized knowledge in their particular areas, rather than by one central IT professional, such as a chief information officer. The corporate IT purchasing process typically requires a lengthy sales cycle. The ‘‘sales cycle’’ is the sequence of stages that a typical customer goes through when deciding to purchase a product or service from a particular vendor. Key stages of a sales cycle typically consist of a customer recognizing or identifying a need; identifying possible solutions and vendors through research and evaluation; and finally, making a decision to purchase the product or service. Through various stages of this sales cycle, IT professionals rely upon multiple inputs from independent experts, peers and IT vendors. Although there is a vast amount of information available, the aggregation and validation of these inputs from various sources can be difficult and time-consuming.

The long sales cycle for corporate IT purchases, as well as the need for information support, require substantial investment on the part of IT vendors, which drives the significant marketing expenditures in the corporate IT market. In addition, technology changes at an accelerated pace and there are often multiple solutions to a particular IT need. With each new product or product enhancement, IT vendors implement new advertising campaigns and IT professionals must research new technologies.

The Opportunity

Corporate IT professionals increasingly are demanding specialized websites, events and print publications tailored to the sub-sectors of IT solutions that they purchase. Prior to widespread Internet adoption, corporate IT buyers researching purchases relied largely on traditional IT media, consisting of broad print publications and large industry trade shows. As technology, vendors and IT professionals have all become much more specialized, the Internet has emerged as a preferred purchase research medium that has drastically reduced and improved research time. Despite this, most traditional IT media remains general in nature and disproportionately oriented towards print. Consequently, IT professionals continue to expend time searching inefficiently for information that is appropriate to their more specialized IT purchase requirements.

IT advertisers seek high-ROI marketing platforms that provide access to the specific sectors of IT buyers that align with the solutions they sell. Traditional IT media companies with print-based revenue models service a large circulation with broad content. This minimizes the likelihood of a vendor reaching a buyer while he or she is actively researching the purchase of a solution that falls within the vendor’s particular market sector. Although the Internet now offers advertisers a superior means to reach IT buyers while they are conducting research, the web properties operated by these traditional IT media companies offer online content and audiences that are in many cases derivative of their existing print efforts. Without a more targeted marketing platform oriented to IT professionals’ need for decision support for specialized IT purchases, traditional IT media companies have faced difficulty meeting the ROI needs of IT marketers.

Our Solution

Our specialized content strategy enables IT vendors to reach corporate IT professionals who are actively researching purchases in specific IT sectors. Our online network of websites is complemented by in person events and two specialized magazines. IT professionals rely on our platform for decision support information tailored to their specific purchasing needs. Our solution benefits from the following competitive advantages:

•
Large and Growing Community of Registered Members. We have built a registered member database with detailed business information on approximately 6.7 million IT professionals as of December 31, 2007. We have collected detailed business and technology profiles with respect to our registered members, which allows us to provide them with more specialized content and our advertisers with highly targeted audiences and sales leads.

•
Strong Advertiser Relationships. Since our founding in 1999, we have developed a broad customer base that now comprises more than 1,100 active advertisers and the quarterly renewal rate of our top 100 customers has consistently exceeded 90%.

•
Substantial Experience in Online Media. We have over eight years of experience in developing our online media content, with a focus on providing targeted information to IT professionals and a targeted audience to vendors. Our experience enables us to develop new online properties rapidly, and to acquire and efficiently integrate select properties that further serve IT professionals. We have also developed an expertise in implementing integrated, targeted marketing campaigns designed to maximize the measurability of, and improvement in, ROI.

•
Significant Brand Recognition Among Advertisers and IT Professionals. Our brand is well-recognized by advertisers who value our integrated marketing capabilities and high-ROI advertising programs. At the same time, our sector-specific websites command brand recognition among IT professionals, who rely on these websites because of their specificity and depth of content.

•
Favorable Search Engine Rankings. Due to our long history of using a targeted approach toward online publishing, our network of websites has produced a large repository of archived content that allows us to appear on search result pages when users perform targeted searches on search engines such as Google. We are successful in attracting traffic from search engines, which, in turn, increases our registered membership.

•
Proprietary Lead Management Technology. Our proprietary lead management technology enables IT vendors to prioritize and manage efficiently the leads we provide, improving the efficacy of their sales teams and optimizing the ROI on their marketing expenditures with us.

Our solution increases efficiency for both IT professionals and IT vendors. It facilitates the ability of IT professionals to find specific information related to their purchase decisions, while enabling IT vendors to reach IT buyers that are actively researching specific solutions related to vendors’ products and services. Set forth below are several ways our solution benefits IT professionals and IT vendors:

Benefits to IT Professionals

•
Provides Access to Integrated, Sector-Specific Content. Our websites provide IT professionals with sector-specific content from the three fundamental sources they value in researching IT purchasing decisions: industry experts, peers and vendors. Our in-house staff of editors creates content specific to the sectors we serve and the key sub-sectors within them. This content is integrated with other content generated by our network of third-party industry experts, member-generated content and content from IT vendors. The reliability, breadth and depth, and accessibility of our content offering enable IT professionals to make more informed purchases.

•
Increases Efficiency of Purchasing Decisions. By accessing targeted and specialized information, IT professionals are able to research important purchasing decisions more effectively. Our integrated content offering minimizes the time spent searching for and evaluating content, and maximizes the time available for consuming quality content. Furthermore, we provide this specialized, targeted content through a variety of media that together address all stages of the purchase decision process.

Benefits to IT Vendors

•
Targets Active Buyers Efficiently. Our highly targeted content attracts specific, targeted audiences that are actively researching purchasing decisions. Using our registered member database, we are able to target further only those registered members most likely to be of value to IT vendors. Advertising to only a targeted audience minimizes advertiser expenditures on irrelevant audiences, increasing advertising efficiency.

•
Generates Measurable, High ROI. Our targeted online content offerings enable us to generate and collect valuable business information about each user and his or her technology preferences. This information is provided by users prior to accessing specific content and can be further customized to advertisers’ needs to support their advertising programs. As users access sponsored content, we register and process this information, and deliver qualified actionable leads in real-time. As a result, our advertisers are able to measure and improve the ROI on their advertising expenditures with us.

•
Generates and Prioritizes Qualified Sales Leads. Our IT vendors also use our detailed member database and integrated advertising campaigns to identify and market to the audience members they consider to have the highest potential value. Once the leads have been delivered, our proprietary lead management technology enables customers to categorize, prioritize and market more effectively to these leads.

•
Maximizes Awareness and Shortens the Sales Cycle. As a leading distributor of vendor-provided IT white papers, webcasts and podcasts, we offer IT vendors the opportunity to educate IT professionals during the research process, prior to any direct interaction with vendor salespeople. By distributing proprietary content and reaching their target audiences via our platform, IT vendors can educate audiences, demonstrate their product capabilities and proactively brand themselves as specific product leaders. As a result, an IT professional is knowledgeable about the vendors’ specifications and product by the time he or she engages with the vendor, which reduces time and cost expended by the vendor’s sales force.

•
Reaches IT Professionals at All Stages of the Purchase Decision Process. Because our content platform encompasses online, event and print offerings, IT vendors can market to IT professionals at all stages of the purchase decision process through multiple touch points. In addition to targeting IT professionals as they conduct purchase research on our website, IT vendors can influence IT professionals early in the purchase decision process through the strategic information provided by our magazines and can have face-to-face interactions with qualified buyers seeking to finalize purchase decisions at our in-person events.

Our Strategy

Our goal is to deliver superior performance by enhancing our position as a leading provider of specialized content that connects IT professionals with IT vendors in the sectors and sub-sectors that we serve. In order to achieve this goal, we intend to:

•
Continue to Develop Our Content Platform and Product Offerings. We intend to continue to launch additional websites and develop our platform in order to capitalize on the ongoing shift from traditional broad-based media toward more focused online content that increases the efficiency of advertising spending. We intend to capture additional revenues from existing and new customers by continuing to develop our content and to segment it to deliver an increasingly specialized audience to the IT vendors who advertise across our media. We also intend to continue to deliver a highly engaged and growing audience to advertisers, to develop innovative marketing programs and to improve our service by expanding our sales force.

•
Expand into Complementary Sectors. We intend to complement our current offerings by expanding our business to capitalize on strategic opportunities in existing, adjacent, or new sectors that we believe to be well-suited to our business model and core competencies. For example, we are expanding our platform to address the needs of additional sectors in the IT industry, such as value-added resellers and vertical industry software applications. Based on our experience, we believe we are able to capitalize rapidly and cost-effectively on new market opportunities.

•
Expand Our International Presence. We intend to expand our addressable market by increasing our presence in countries outside the United States. We expect to penetrate foreign markets further by directly launching additional sector specific websites in foreign markets, licensing our content in foreign territories and making strategic acquisitions and investments in overseas entities.  During 2007, less than 5% of our revenues were derived from international customers. We believe many of the current trends contributing to our domestic revenue growth also are occurring in international markets and therefore present a significant future revenue opportunity.

•
Selectively Acquire or Partner with Complementary Businesses. We have used acquisitions as a means of rapidly expanding our content and product offerings, web traffic and registered members. Historically, our acquisitions can be classified into three categories; content-rich blogs or other individually published sites, typically generating less than one million dollars in revenues; early stage revenue sites, typically generating between one and five million dollars in annual revenues; and later stage revenue sites, typically generating greater than five million dollars in annual revenues. We intend to continue to pursue selected acquisition or partnership opportunities in our core markets and in adjacent markets for products with similar characteristics.

Platform & Content

Our integrated content platform consists of a network of websites that we complement with targeted in-person events and two specialized IT magazines. Throughout all stages of the purchase decision process, these content offerings meet IT professionals’ needs for expert, peer and IT vendor information, and provide a platform on which IT vendors can launch targeted marketing campaigns that generate measurable, high ROI.

The diagram below provides a representation of the media products provided by our platform and the media groups we currently use to categorize our content offerings:

The Most Targeted IT Media *Reaching IT Buyers in Specific Markets*

- White Papers
- Webcasts
- Podcasts
- List Rentals
- Contextual Advertising
- Opt-in E-Newsletters
- Banner Advertising
- Software Comparisons
- Events and Virtual Events
- Print

TechTarget
The IT Media ROI Experts

Channel
- SearchITChannel.com
- SearchStorageChannel.com
- SearchSecurityChannel.com
- SearchSystemsChannel.com
- SearchNetworkingChannel.com
- ITChannel seminars

CIO and IT Management
- SearchCIO.com
- SearchCIO-Midmarket.com
- CIO Decisions Conference

IT Resources
- IT Knowledge Exchange
- Whatis.com
- Bitpipe.com
- KnowledgeStorm.com

Storage
- Storage magazine
- SearchStorage.com
- SearchDataBackup.com
- Storage Decisions conference and seminars
- SearchStorage.co.UK

Vertical Software (2020software.com)
- Construction
- Accounting
- Manufacturing
- Medical
- HR

Data Center
- SearchDataCenter.com
- SearchServerVirtualization.com
- SearchVMware.com
- Search400.com
- SearchEnterpriseLinux.com
- Data Center Decisions conference and seminars

Laptops and Mobile Technology
- NotebookReview.com
- TabletPCReview.com
- Brighthand.com
- DigitalCameraReview.com

Windows and Distributed Computing
- SearchWinIT.com
- SearchExchange.com
- SearchSQLServer.com
- SearchWindowsSecurity.com
- SearchWinComputing.com
- SearchDomino.com
- LabMice.net
- Windows Decisions seminars

Enterprise Applications
- SearchCRM.com
- SearchDataManagement.com
- SearchOracle.com
- SearchSAP.com
- Enterprise Applications seminars

Application Development
- TheServerSide.com
- TheServerSide.NET
- Ajaxian.com
- SearchSoftwareQuality.com
- SearchSOA.com
- SearchWinDevelopment.com
- TheServerSide Java Symposium
- The Ajax Experience conference

Networking
- SearchNetworking.com
- SearchUnifiedCommunications.com
- SearchMobileComputing.com
- SearchTelecom.com
- SearchNetworking.com seminars

Security
- Information Security Magazine
- SearchSecurity.com
- SearchFinancialSecurity.com
- Information Security Decisions conference and seminars
- SearchSecurity.co.UK

Media Groups

Based upon the logical clustering of our users’ respective job responsibilities and the marketing focus of the products that our customers are advertising, we currently categorize our content offerings across eleven distinct media groups. Each of these media groups services a wide range of IT vendor sectors and sub-sectors and is driven by the key areas of IT professionals’ interests described below:

•
Storage. The storage sector consists of the market for disk storage systems and tape hardware and software that store and manage data. Growth is fueled by trends inherent in the industry,  such as the ongoing need to maintain and supplement data stores, and by external factors, such as expanded compliance regulations and increased focus on disaster recovery solutions. These latter trends have driven overall storage growth and led to new specialized solutions such as remote replication software and information life cycle management solutions. At the same time, established storage sub-sectors, such as backup and SANs have been invigorated by new technologies such as disk-based backup, continuous data protection and storage virtualization. Our online properties in this sector, SearchStorage.com SearchDataBackup.com and SearchStorage.co.UK address IT professionals seeking solutions in key sub-sectors such as fibre channel SANs, IP & iSCSI SANs, NAS, backup hardware and software, and storage management software. The audiences at our in-person Storage Decision conferences are comprised almost exclusively of storage decision makers from within IT organizations. These events are supplemented by regional seminars on topics such as e-mail archiving and disaster recovery. Our print magazine, Storage, has an audited circulation of approximately 50,000 qualified IT professionals.

•
Security. Every aspect of enterprise computing now depends on secure connectivity, data and applications. The security sector is constantly growing to adapt to new forms of threats and to secure new technologies such as mobile devices and wireless networks.  Compliance regulations along with highly publicized identity and intellectual property thefts are driving interest and investment in increasingly sophisticated security solutions that supplement common perimeter security solutions such as firewalls and antivirus software. Our online properties in this sector, SearchSecurity.com, SearchFinancialSecurity.com and SearchSecurity.co.UK offer navigable and structured guides on IT vendor and technology solutions in key sub-sectors such as network security, intrusion defense, identity management and authentication, application security, and security information management software. Our annual Security Decisions conference anchors a calendar of topically-focused regional seminars on issues such as compliance monitoring and e-mail security. Information Security magazine offers strategic information for IT security professionals to an audited circulation of approximately 60,000 subscribers.

•
Networking. Broadly defined, the networking market includes the hardware, software and services involved in the infrastructure and management of data networks.  As new sub-sectors of networking have emerged and grown in importance, IT networking professionals have increasingly focused their investments in such technologies as VoIP, wireless and mobile computing, and telecommunication technologies. Our online properties in this sector, SearchNetworking.com, SearchUnifiedCommunications.com, SearchMobileComputing.com and SearchTelecom.com aim to address the specialized needs of these IT networking professionals by offering content targeted specifically to these emerging growth areas as well as key initiatives such as network security and access control, application visibility and performance monitoring, WAN acceleration and optimization, voice/data/video convergence, and remote office management and connectivity.

•
Windows and Distributed Computing.  For businesses, the Windows platform no longer represents an offering of discrete operating systems, but rather a diverse computing environment with its own areas of specialization around IT functions such as database administration and security. As Windows servers have become more stable and scalable, they have taken share in data centers, and currently represent one of the largest server sub-sectors.  Microsoft enterprise applications have grown as well, with Exchange Server commanding a large number of seats of many e-mail servers and SQL Servers. Given the breadth of the Windows market, we have segmented our Windows-focused media based on IT professionals’ infrastructure responsibilities and purchasing focus. Our seven online properties in this sector include SearchWindowsSecurity.com and SearchWinComputing.com—covering servers, storage, and systems management; SearchSQLServer.com, SearchDomino.com, SearchExchange.com and SearchWinIT.com—targeted toward senior management for distributed computing environments; and LabMice.net—addressing desktop issues. This network of sites provides resources and advice to IT professionals pursuing solutions related to such topics as Windows backup and storage, server consolidation, and Vista upgrade planning, and is supplemented by in-person regional seminars on topics such as e-mail security.

•
Data Center. Data centers house the systems and components, such as servers, storage devices, routers and switches, utilized in large-scale, mission critical computing environments.  A variety of trends and new technologies have reinvigorated the data center as a priority among IT professionals. Technologies, such as blade servers and server virtualization, have driven renewed investment in data center-class computing solutions. Server consolidation is now a focus, driven by the decline in large-scale computing prices relative to distributed computing models. These trends have put pressure on existing data center infrastructure and are driving demand for solutions that address this. For example, the deployment of high-density servers has led to increased heat output and energy consumption in data centers. Power and cooling have thus become a significant cost in IT budgets, making data center energy efficiency a priority.  Our key online properties in this sector provide targeted information on the IT vendors, technologies and solutions that serve these sub-sectors. Our online properties in this sector  include  SearchDataCenter.com, covering disaster recovery, power and cooling, mainframe and UNIX servers, systems management, and server consolidation; SearchEnterpriseLinux.com, focused on Linux migration and infrastructures; Search400.com, covering mid-range computing;  SearchServerVirtualization.com, covering the decision points and alternatives for implementing server virtualization and SearchVMware.com–focusing on managing and building out virtualized environments on the most widely installed server virtualization platform. The solutions and sub-sectors addressed at Data Center Decisions, our 2-day event hosting key decision makers from large data center computing environments, mirror those covered on our sites. Our Data Center Decisions regional seminars cover server virtualization implementation issues.

•
CIO and IT Management. Our CIO and IT Management media group provides content targeted at Chief Information Officers, or CIOs, and senior IT executives, enabling them to make informed IT purchases throughout all stages of the purchase decision process. CIOs’ areas of interest generally align with the major sectors of the IT market; however, CIOs increasingly are focused on the alignment between IT and their businesses’ operations. Because businesses’ IT strategies vary significantly based upon company size, we have segmented the CIO market by providing specific guidance to CIOs of large enterprises, mid-market enterprises and SMBs.  Data center consolidation, compliance, ITIL/ IT service management, risk management and Service-Oriented Architecture, or SOA, have all drawn the attention of IT executives who need to understand the operational and strategic implications of these issues and technologies on their businesses. Accordingly, our targeted information resources for senior IT executives focus on ROI, implementation strategies, best practices and comparative assessment of vendor solutions related to these initiatives. Our online properties in this sector include SearchCIO-Midmarket.com which targets IT managers at small to medium-sized businesses. SearchCIO.com provides CIOs in large enterprises with strategic information focused on critical purchasing decisions. Our annual CIO Decisions Conference delivers content specifically targeted to an invitation-only audience of IT executives from midsize enterprises.

•
Enterprise Applications. Our Enterprise Applications media group focuses on mission critical software for mid-sized and large companies such as databases and data management applications, enterprise resource planning, and customer facing applications such as CRM software.  Because these applications are critical to the overall success of the businesses that use them, there is a high demand for specialized information by IT professionals involved in their purchase, implementation, and ongoing support. Our online properties in this sector include SearchCRM.com, SearchDataManagement.com, SearchOracle.com and SearchSAP.com which are leading online resources that provide this specialized information to support mission critical business applications. They cover CRM, business intelligence, data management, sales force automation, databases and ERP software. Regional seminars cover topics such as data management.

•
Vertical Software.  The SMB market supports a high degree of specialization by software vendors, as applications are offered that address the business requirements of specific industry verticals such as health care practices, construction, retail, manufacturing, and many others. The purchase of these applications requires extensive up-front research by companies that, in many cases, may not have large or highly specialized IT staffs. Our web site 2020software.com helps decision-makers from small to mid-sized companies evaluate specialized business applications by providing side-by-side comparisons of the leading software providers in categories such as retail, human resources, financial and accounting, construction, and medical practice software. Users of the site can request further information and download trial software from multiple vendors in a single transaction, simplifying their research process. ConstructionSoftwareReview.com assists companies in evaluating and selecting construction software.

•
Application Development. The application development sector is comprised of a broad landscape of tools and languages that enable developers to build, customize and integrate software for their businesses. Our application development online properties focus on development in enterprise environments, the underlying languages such as .NET, Java and XML as well as related application development tools and integrated development environments or IDEs. Several trends have had a profound impact on this sector and are driving growth. The desire for more flexible and interoperable applications architecture continues to propel interest in SOA and web services technologies. Application integration, application testing and security, as well as AJAX and rich Internet applications, are also key areas of continuing focus for vendors and developers. Our online properties in this sector include TheServerSide.com and TheServerSide.NET which host independent communities of developers and architects using Java and .NET, respectively,  Ajaxian.com which serves developers of rich internet applications, SearchWinDevelopment.com serving Windows developers, SearchSoftwareQuality.com which offers content focused on application testing and quality assurance, SearchSOA.com which serves developers and architects building out service oriented architectures and working with related technologies. Our online properties are supplemented by domestic and international conferences as well as regional seminars on enterprise development technologies.

•
Channel. Our Channel media group’s properties address the information needs of channel companies—classified as resellers, value added resellers, solution providers, and consultants—in the enterprise IT market. As IT professionals have become more specialized, IT vendors actively have sought resellers with specific expertise in the vendors’ sub-sectors. Like IT professionals, channel solution providers now require more focused technical content in order to operate successfully in their sectors.  The resulting dynamics in the channel are well-suited to our integrated, targeted content strategy.  Our online properties in this sector include SearchITchannel.com, SearchStorageChannel.com, SearchSecurityChannel.com, SearchNetworkingChannel.com and SearchSystemsChannel.com. As channel companies resell hardware and software from vendors in a particular IT sector, the key areas of focus tend to parallel those for the sub-sectors addressed by our IT-focused properties: for storage, backup, storage virtualization and network storage solutions such as fibre channel SANs, NAS, IP SANs; for security, intrusion defense, compliance and identity management; for networking, wireless, network security and VoIP; for systems, blade servers, consolidation and server virtualization. Our online properties are supplemented by in-person regional seminars.

•
Laptops and Mobile Technology. Our Laptops and Mobile Technology media group operates a portfolio of Internet content sites that provide product reviews, price comparisons and user forums for mobile technology products such as laptops and smartphones including NotebookReview.com™, Brighthand.com™ (covering smartphones) and TabletPCReview.com™ (covering mobile computing devices) and DigitalCameraReview.com. These sites represent an ideal complement to our enterprise-IT-focused TechTarget sites because IT professionals purchase a large volume of laptops, smartphones and mobile computing devices. Thus, these sites offer additional, complementary, in-depth content for our IT audience, as well as access for our advertisers to the broader audiences that visit these sites for information.

User Generated Content and Vendor Content

ITKnowledgeExchange.com is our first site devoted entirely to user generated content, and represents our most concentrated emphasis to date on facilitating peer to peer interaction amongst our users.  The site incorporates a number of important Web 2.0 features, such as the use of tag-based navigation that allows users to self-classify content, and wiki-based Q&A functionality that allows them to collaborate with each other to respond to inquiries submitted by other users.

Bitpipe.com and KnowledgeStorm.com are sites that we operate and that host vendor-provided content such as white papers and webcasts.  Maintaining centralized collections of this vendor content helps our users conduct pre-purchase research more easily, and allows us to maximize the ability of this content to be found by search engines.  We provide contextually relevant inclusion of vendor content from Bitpipe.com and KnowledgeStorm.com on the other sites in our network.

Media Offerings

We use the following online, event and print offerings to provide IT vendors with numerous touch points to reach key IT decision makers and to provide IT professionals with highly specialized content across multiple forms of media. We are experienced in assisting advertisers to develop custom advertising programs that maximize branding and ROI. The following is a description of the products we offer:

•
Online. Our network of websites forms the core of our content platform. Our websites provide IT professionals with comprehensive decision support information tailored to their specific areas of responsibility and purchasing decisions. Through our websites, we offer a variety of online media offerings to connect IT vendors to IT professionals. Our lead generation offerings allow IT vendors to maximize ROI by capturing qualified sales leads from the distribution and promotion of content to our audience of IT professionals. Our branding offerings provide IT vendors exposure to targeted audiences of IT professionals actively researching information related to their product and services. Our branding offerings include banners and e-newsletters. Banner advertising can be purchased on specific websites within our network. We also offer the ability to advertise in approximately 80 e-newsletters focused on key site sub-topics. These offerings give IT vendors the ability to increase their brand awareness to highly specialized IT sectors.

Our lead generation offerings include the following:

o
White Papers. White papers are technical documents created by IT vendors to describe business or technical problems which are addressed by the vendors’ products or services. IT vendors pay us to have their white papers distributed to our users and receive targeted promotion on our relevant websites. When viewing white papers, our registered members and visitors supply their corporate contact information and agree to receive further information from the vendor. The corporate contact and other qualification information for these leads are supplied to the vendor in real time through our proprietary lead management software.

o
Webcasts and Podcasts. IT vendors pay us to sponsor and host webcasts and podcasts that bring informational sessions directly to attendees’ desktops and, in the case of podcasts, directly to their mobile devices. As is the case with white papers, our users supply their corporate contact and qualification information to the webcast or podcast sponsor when they view or download the content. Sponsorship includes access to the registrant information and visibility before, during and after the event.

o
Software Package Comparisons. Through our 2020software.com website, IT vendors pay us to post information and specifications about their software packages, typically organized by application category. Users can request further information, which may include downloadable trial software from multiple software providers in sectors such as CRM, accounting software and business analytics. IT vendors, in turn, receive qualified leads based upon the users who request their information.

o
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

o
List Rentals. We also offer IT vendors the ability to message relevant registered members on topics related to their interests. IT vendors can rent our e-mail and postal lists of registered members using specific criteria such as company size, geography or job title.

o
Contextual Advertising. Our contextual advertising programs associate IT vendor white papers, webcasts, podcasts or other content on a particular topic with our related sector-specific content. IT vendors have the option to purchase exclusive sponsorship of content related to their product or category.

•
Events. Our in-person events bring together IT professionals to hear from industry experts and to talk to IT vendors about key topics of interest in the sectors we serve. The majority of our events are free to IT professionals and sponsored by IT vendors. Attendees are pre-screened based on event-specific criteria such as sector-specific budget size, company size, or job title. Our sponsors value the ability to meet with an audience of qualified IT decision makers who all have been pre-screened to determine a high level of buying interest and the ability to execute a purchase decision. We offer three types of events: multi-day conferences, seminars and custom events. Multi-day conferences provide independent expert content for our attendees, and allow vendors to purchase exhibit space and other sponsorship offerings that enable interaction with the attendees. We also hold single-day seminars on various topics in major cities. These seminars provide independent content on key sub-topics in the sectors we serve, are free to qualified attendees and offer multiple vendors the ability to interact with specific, targeted audiences actively focused on buying decisions. Our custom events differ from our seminars in that they are exclusively sponsored by a single IT vendor, and the content is driven primarily by the sole sponsor.

•
Print. Our two monthly controlled circulation magazines, Information Security magazine and Storage magazine, deliver to readers strategic guidance on major enterprise level technology decisions. The circulation of these publications is targeted to users with specific qualification criteria such as technology-specific budget levels, job titles, and company size. Through our print publications, vendors have the opportunity to reach highly qualified readers with targeted branding and awareness-building marketing campaigns.

Customers

We market to IT vendors targeting a specific audience within an IT sector or sub-sector. We maintain multiple points of contact with our customers in order to provide support throughout a given organization and throughout the sales cycle. As a result, individual customers often run multiple advertising programs with us in order to reach discrete portions of our targeted audience.  Our services are generally delivered under short-term contracts that run for the length of a given advertising program, typically 90 days or less. Since our founding in 1999, we have developed a broad customer base that now comprises more than 1,100 active advertisers. During 2007, no one customer represented more than 10% of revenues and the quarterly renewal rate of our top 100 customers has consistently exceeded 90%.

Sales and Marketing

Since our inception in 1999, we have maintained an internal direct sales department that works closely with existing and potential customers to develop customized marketing programs that provide highly targeted access to IT professionals. We organize the sales force by the sector-specific media groups that we operate, as well as a national accounts team that works with our largest advertisers. We believe that our sector-specific sales organization and integrated approach to our product offerings allows our sales personnel to develop a high level of expertise in the specific sectors they cover, and to create effective marketing programs tailored to the customer’s specific objectives. As of December 31, 2007, our sales and marketing staff consisted of 237 people. The majority of our sales staff is located in our Needham, Massachusetts headquarters and our offices in San Francisco, California and Alpharetta, Georgia.

We pursue a variety of marketing initiatives designed to support our sales activities by building awareness of our brand to IT vendors, and positioning ourselves as a ‘‘thought leader’’ in ROI-based marketing. These initiatives include purchasing online, event and print sponsorships in media vehicles that target the technology advertising market, as well as engaging in direct communications with the database of advertising contacts we have built since inception. Examples of our direct communications include our monthly e-newsletter, The IT Agenda, which delivers advice for technology marketers, as well as selected direct mail updates on new product launches and initiatives. We also produce in-person events for technology marketers where we provide information on the latest best practices in the field of online marketing.

Online User Acquisition

Our primary source of traffic to our websites is through non-paid traffic sources, such as our existing registered member base and organic search engine traffic. Organic search engine traffic is also the primary source of new registered members for our sites. Because our sites focus on specific sectors of the IT market, our content is highly targeted and is an effective means for attracting search engine traffic and resulting members. We also make user-focused marketing expenditures designed to supplement our non-paid traffic and registered members. We employ a variety of online marketing vehicles such as keyword advertising on the major search engines and targeted list rentals of opt-in e-mail subscribers from a variety of targeted media sources.

Technological Infrastructure

We have developed an expandable operations infrastructure using hardware and software systems from established IT vendors to maintain our websites and online offerings. Our system hardware is co-located at Verizon’s Billerica, Massachusetts data center. All of the critical components of the system are redundant, allowing us to withstand unexpected component failure and to undergo maintenance and upgrades. Our infrastructure is scalable, enabling us to make incremental additions that fit into the existing environment as our system requirements grow based on traffic and member growth. Our critical data is copied to backup tapes daily, which are sent to an off-site storage facility. We maintain a quality assurance process to monitor constantly our servers, processes and network connectivity. We have implemented these various redundancies and backup systems in order to minimize the risk associated with damage from fire, power loss, telecommunications failure, break-ins, computer viruses and other events beyond our control. We believe that continued development of our technological infrastructure is critical to our success. We have made, and expect to continue to make, technological improvements in this infrastructure to improve our ability to service our users and customers.

Competition

We compete for potential advertisers with a number of different types of companies, including: broad-based media outlets, such as television, newspapers and business periodicals that are designed to reach a wide audience; general purpose portals and search engines; and offline and online offerings of media companies that produce content specifically for IT professionals. The market for advertisers is highly competitive, and in each of the sectors we serve as well as across the products we offer, our primary competitors are the media companies that produce content specifically for IT professionals. Our three primary competitors for advertisers, each of which possess substantial resources to compete, are United Business Media, International Data Group and Ziff Davis Enterprise, Inc. In the online market we generally compete on the basis of target audience, quality and uniqueness of information content, ease of use of our websites for IT professionals, and the quality and quantity of sales leads generated for advertisers. Our print publications generally compete on the basis of editorial quality and integrity, as well as the demographic quality of the circulations that receive the publications. Our events generally compete on the basis of the quality and integrity of our content offerings, the quality of our attendees, and the ability to provide events that meet the needs of particular sector segments. As with the competition for advertisers, we compete for the users who comprise our target audiences primarily with the media companies that produce content specifically for IT professionals such as United Business Media, International Data Group and Ziff Davis Enterprise, Inc.

User Privacy

We gather in-depth information about our registered members who elect to provide us information through one or more of the online registration forms displayed on our websites. We post our privacy policies on our websites so that our users can access and understand the terms and conditions applicable to the collection and use of that information. Our privacy policies also disclose the types of information we gather, how we use it, and how a user can correct or change this information. Our privacy policies also explain the circumstances under which we share this information and with whom. Users who register for our websites have the option of indicating specific areas of interest in which they are willing to receive offers via e-mail or postal mail; these offers contain content created either by us or our third-party IT vendor customers. To protect our disclosures and obligations to our users, we impose constraints that are generally consistent with our commitments to our user community on the customers to whom we provide user data. Additionally, when we provide lists to third parties, including to our advertiser customers, it is under contractual terms that are generally consistent with our obligations to our users and with applicable laws and regulations.

Consumer Protection Regulation

General. Advertising and promotional activities presented to visitors on our websites are subject to federal and state consumer protection laws that regulate unfair and deceptive practices. We are also subject to various other federal and state consumer protection laws, including the ones described below.

CAN-SPAM Act. Effective January 1, 2004, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the CAN-SPAM Act, became effective. The CAN-SPAM Act regulates commercial e-mails and provides a right on the part of the recipient to request the sender to stop sending messages, and establishes penalties for the sending of e-mail messages that are intended to deceive the recipient as to source or content. Under the CAN-SPAM Act, senders of commercial e-mails (and other persons who initiate those e-mails) are required to make sure that those e-mails do not contain false or misleading transmission information. Commercial e-mails are required to include a valid return e-mail address and other subject heading information so that the sender and the Internet location from which the message has been sent are accurately identified. Recipients must be furnished with an electronic method of informing the sender of the recipient’s decision not to receive further commercial e-mails. In addition, the e-mail must include a postal address of the sender and notice that the e-mail is an advertisement. The CAN-SPAM Act may apply to the e-newsletters that our websites distribute to registered members and to some of our other commercial e-mail communications. However, there may be additional FTC regulations indicating that our e-newsletters are outside the scope of CAN-SPAM Act. At this time, we are applying the CAN-SPAM requirements to these e-mail communications, and believe that our e-mail practices comply with the requirements of the CAN-SPAM Act.

In addition, several foreign governments have regulations dealing with the collection and use of personal information obtained from their citizens. Those governments may attempt to apply such laws extraterritorially or through treaties or other arrangements with U.S. governmental entities. We might unintentionally violate such laws, such laws may be modified and new laws may be enacted in the future. Any such developments (or developments stemming from enactment or modification of other laws) or the failure to anticipate accurately the application or interpretation of these laws could create liability to us, result in adverse publicity and affect negatively our businesses.

Intellectual Property

We regard our copyrights, domain names, marks, trade secrets and similar intellectual property as critical to our success, and rely upon copyright, trademark and trade secrets laws, as well as confidentiality agreements with our employees and others, and protective contractual provisions to protect the proprietary technologies and content that we have developed. We pursue the registration of our material trademarks in the United States. Currently, our TechTarget trademark and logo, as well as the KnowledgeStorm and certain other marks and logos are registered federally in the United States and selected foreign jurisdictions and we have applied for U.S. and foreign registrations for various marks. In addition, we have registered approximately 870 domain names that are or may be relevant to our business, including ‘‘www.techtarget.com,’’ “www.knowledgestorm.com,” ‘‘www.bitpipe.com,’’ and those leveraging the ‘‘search’’ prefix used in the branding of many of our websites. We also incorporate a number of third-party software products into our technology platform pursuant to relevant licenses. Some of this software is proprietary and some is open source. We use third-party software to maintain and enhance, among other things, the content generation and delivery, and support our technology infrastructure. We are not substantially dependent upon these third-party software licenses and we believe the licensed software is generally replaceable, by either licensing or purchasing similar software from another vendor or building the software functions ourselves.

Employees

As of December 31, 2007, we had approximately 584 employees. Our current employees are not represented by a labor union and are not the subject of a collective bargaining agreement. We believe that we have a good relationship with our employees.

Item 1A.  Risk Factors

The following discussion highlights certain risks which may affect future operating results and share price. These are the risks and uncertainties we believe are most important for our existing and potential stockholders to consider. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks or uncertainties actually occurs, our business, financial condition and operating results would likely suffer.

Risks Related to Our Business

Because we depend on our ability to generate revenues from the sale of advertising, fluctuations in advertising spending could have an adverse effect on our operating results.

The primary source of our revenues is the sale of advertising to our customers. Our advertising revenues accounted for approximately 98% of our total revenues for the year ended December 31, 2007. We believe that advertising spending on the Internet, as in traditional media, fluctuates significantly as a result of a variety of factors, many of which are outside of our control. These factors include:
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

The IT industry is characterized by, among other things, volatile quarterly results, uneven sales patterns, short product life cycles, rapid technological developments and frequent new product introductions and enhancements. As a result, our customers’ advertising budgets, which are often viewed as discretionary expenditures, may increase or decrease significantly over a short period of time. In addition, the advertising budgets of our customers may fluctuate as a result of:
•	weakness in corporate IT spending resulting in a decline in IT advertising spending;
•	increased concentration in the IT industry as a result of consolidations, leading to a decrease in the number of current and prospective customers, as well as an overall reduction in advertising;
•	spending by combined entities following such consolidations;
•	the timing of advertising campaigns around new product introductions and initiatives; and
•	economic conditions specific to the IT industry.

Our quarterly operating results are subject to significant fluctuations, and these fluctuations may adversely affect the trading price of our common stock.

We have experienced and expect to experience significant fluctuations in our quarterly revenues and operating results. Our quarterly revenues and operating results may fluctuate significantly from quarter to quarter due to a number of factors, many of which are outside of our control. In addition to the factors described elsewhere in this ‘‘Risk Factors’’ section, these factors include:
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

We compete for potential advertisers with a number of different types of offerings and companies, including: broad-based media outlets, such as television, newspapers and business periodicals that are designed to reach a wide audience; general purpose portals and search engines; and offline and online offerings of media companies that produce content specifically for IT professionals, including International Data Group, United Business Media and Ziff Davis Enterprise. Advertisers may choose our competitors over us not only because they prefer our competitors’ online, events and print offerings to ours, but also because advertisers prefer to utilize other forms of advertising offered by our competitors that are not offered by us. Although less than 5% of our revenues for the year ended December 31, 2007 were derived from advertisers located outside of North America, as we continue to expand internationally, we expect to compete with many of the competitors mentioned above, as well as with established media companies based in particular countries or geographical regions. Many of these foreign-based media companies will be larger than we are and will have established relationships with local advertisers. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. As a result, we could lose market share to our competitors in one or more of our businesses and our revenues could decline.

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

We may not be able to attract, hire and retain qualified personnel cost-effectively, which could impact the quality of our content and services and the effectiveness and efficiency of our management, resulting in increased costs and losses in revenues.

Our success depends on our ability to attract, hire and retain at commercially reasonable rates qualified technical editorial, sales and marketing, customer support, financial and accounting, legal and other managerial personnel. The competition for personnel in the industries in which we operate is intense. Our personnel may terminate their employment at any time for any reason. Loss of personnel may also result in increased costs for replacement hiring and training. If we fail to attract and hire new personnel or retain and motivate our current personnel, we may not be able to operate our businesses effectively or efficiently, serve our customers properly or maintain the quality of our content and services. In particular, our success depends in significant part on maintaining and growing an effective sales force. This dependence involves a number of challenges, including:
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

We have acquired, and in the future may acquire or invest in, complementary businesses, products or technologies. Acquisitions and investments involve numerous risks including:
•	difficulty in assimilating the operations and personnel of acquired businesses;
•	potential disruption of our ongoing businesses and distraction of our management and the management of acquired companies;
•	difficulty in incorporating acquired technology and rights into our offerings and services;
•	unanticipated expenses related to technology and other integration;
•	potential failure to achieve additional sales and enhance our customer bases through cross marketing of the combined company’s products to new and existing customers;
•	potential litigation resulting from our business combinations or acquisition activities; and
•	potential unknown liabilities associated with the acquired businesses.

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

Our success and ability to compete are dependent in part on the strength of our proprietary rights, on the goodwill associated with our trademarks, trade names and service marks, and on our ability to use U.S. and foreign laws to protect them. Our intellectual property includes, among other things, our original content, our editorial features, logos, brands, domain names, the technology that we use to deliver our products and services, the various databases of information that we maintain and make available by license, and the appearance of our websites. We claim common law protection on certain names and marks that we have used in connection with our business activities. Although we have applied for and obtained registration of many of our marks in countries outside of the United States where we do business, we have not been able to obtain registration of all of our key marks in such jurisdictions, in some cases due to prior registration or use by third parties employing similar marks. In addition to U.S. and foreign laws, we rely on confidentiality agreements with our employees and third parties and protective contractual provisions to safeguard our intellectual property. Policing our intellectual property rights worldwide is a difficult task, and we may not be able to identify infringing users.  We cannot be certain that third party licensees of our content will always take actions to protect the value of our proprietary rights and reputation. Intellectual property laws and our agreements may not be sufficient to prevent others from copying or otherwise obtaining and using our content or technologies. In addition, others may develop non-infringing technologies that are similar or superior to ours. In seeking to protect our marks, copyrights, domain names and other proprietary rights, or in defending ourselves against claims of infringement that may be with or without merit, we could face costly litigation and the diversion of our management’s attention and resources. These claims could result in the need to develop alternative trademarks, content or technology or to enter into costly royalty or licensing agreements, which could have a material adverse effect on our business, results of operations and financial condition. We may not have, in all cases, conducted formal evaluations to confirm that our technology and products do not or will not infringe upon the intellectual property rights of third parties. As a result, we cannot be certain that our technology, offerings, services or online content do not or will not infringe upon the intellectual property rights of third parties. If we were found to have infringed on a third party’s intellectual property rights, the value of our brands and our business reputation could be impaired, and our business could suffer.

Our business could be harmed if we are unable to correspond with existing and potential users by e-mail.

We use e-mail as a significant means of communicating with our existing users. The laws and regulations governing the use of e-mail for marketing purposes continue to evolve, and the growth and development of the market for commerce over the Internet may lead to the adoption of additional legislation and/or changes to existing laws. If new laws or regulations are adopted, or existing laws and regulations are interpreted and/or amended or modified, to impose additional restrictions on our ability to send e-mail to our users or potential users, we may not be able to communicate with them in a cost-effective manner. In addition to legal restrictions on the use of e-mail, Internet service providers and others typically attempt to block the transmission of unsolicited e-mail, commonly known as ‘‘spam.’’ If an Internet service provider or software program identifies e-mail from us as ‘‘spam,’’ we could be placed on a restricted list that would block our e-mail to users or potential users who maintain e-mail accounts with these Internet service providers or who use these software programs. If we are unable to communicate by e-mail with our users and potential users as a result of legislation, blockage or otherwise, our business, operating results and financial condition could be harmed.

Changes in laws and standards relating to data collection and use practices and the privacy of Internet users and other individuals could impair our efforts to maintain and grow our audience and thereby decrease our advertising revenue.

We collect information from our users who register for services or respond to surveys. Subject to each user’s permission (or right to decline, which we refer to as an ‘‘opt-out’’), we may use this information to inform our users of products and services that may be of interest to them. We may also share this information with our advertising clients for registered members who have elected to receive additional promotional materials and have granted us permission to share their information with third parties. The U.S. federal and various state governments have adopted or proposed limitations on the collection, distribution and use of personal information of Internet users. Several foreign jurisdictions, including the European Union and Canada, have adopted legislation (including directives or regulations) that may limit our collection and use of information from Internet users in these jurisdictions. In addition, growing public concern about privacy, data security and the collection, distribution and use of personal information has led to self-regulation of these practices by the Internet advertising and direct marketing industry, and to increased federal and state regulation. Because many of the proposed laws or regulations are in their early stages, we cannot yet determine the impact these regulations may have on our business over time. Although, to date, our efforts to comply with applicable federal and state laws and regulations have not hurt our business, additional, more burdensome laws or regulations, including consumer privacy and data security laws, could be enacted or applied to us or our customers. Such laws or regulations could impair our ability to collect user information that helps us to provide more targeted advertising to our users, thereby impairing our ability to maintain and grow our audience and maximize advertising revenue from our advertising clients.

There are a number of risks associated with expansion of our business internationally that could adversely affect our business.

We have over 15 license and other arrangements in various countries and maintain a direct presence in the United Kingdom. In addition to facing many of the same challenges we face domestically, there are additional risks and costs inherent in expanding our business in international markets, including:
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

Due to the nature of content published on our online network, including content placed on our online network by third parties, and as a creator and distributor of original content and research, we face potential liability based on a variety of theories, including defamation, negligence, copyright or trademark infringement, or other legal theories based on the nature, creation or distribution of this information. Such claims may also include, among others, claims that by providing hypertext links to websites operated by third parties, we are liable for wrongful actions by those third parties through these websites. Similar claims have been brought, and sometimes successfully asserted, against online services. It is also possible that our users could make claims against us for losses incurred in reliance on information provided on our networks. In addition, we could be exposed to liability in connection with material posted to our Internet sites by third parties. For example, many of our sites offer users an opportunity to post unmoderated comments and opinions. Some of this user-generated content may infringe on third party intellectual property rights or privacy rights or may otherwise be subject to challenge under copyright laws. Such claims, whether brought in the United States or abroad, could divert management time and attention away from our business and result in significant cost to investigate and defend, regardless of the merit of these claims. In addition, if we become subject to these types of claims and are not successful in our defense, we may be forced to pay substantial damages. Our insurance may not adequately protect us against these claims. The filing of these claims may also damage our reputation as a high quality provider of unbiased, timely analysis and result in client cancellations or overall decreased demand for our products and services.

We may be liable if third parties or our employees misappropriate our users’ confidential business information.

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

Internet usage could decline if any well-publicized compromise of security occurs. ‘‘Hacking’’ involves efforts to gain unauthorized access to information or systems or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment. Hackers, if successful, could misappropriate proprietary information or cause disruptions in our service. We may be required to expend capital and other resources to protect our websites against hackers. Our online networks could also be affected by computer viruses or other similar disruptive problems, and we could inadvertently transmit viruses across our networks to our users or other third parties. Any of these occurrences could harm our business or give rise to a cause of action against us. Providing unimpeded access to our online networks is critical to servicing our customers and providing superior customer service. Our inability to provide continuous access to our online networks could cause some of our customers to discontinue purchasing advertising programs and services and/or prevent or deter our users from accessing our networks. Our activities and the activities of third party contractors involve the storage and transmission of proprietary and personal information. Accordingly, security breaches could expose us to a risk of loss or litigation and possible liability. We cannot assure that contractual provisions attempting to limit our liability in these areas will be successful or enforceable, or that other parties will accept such contractual provisions as part of our agreements.

We will continue to incur significant costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

 We will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC and the Nasdaq Stock Market, or Nasdaq, has imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage.  In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, commencing in fiscal 2006, we began system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our preparation for compliance with Section 404 requires that we continue to incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and have engaged outside accounting and advisory services with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which would require additional financial and management resources.

If we fail to maintain proper and effective disclosure controls and procedures and internal controls over financial reporting, our ability to produce accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business and investors’ views of us.

Ensuring that we have adequate disclosure controls and procedures, including internal financial and accounting controls and procedures, in place to help ensure that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We are in the process of documenting, reviewing and, if appropriate, improving our internal controls and procedures in connection with the requirements of Section 404 of the Sarbanes-Oxley Act. Both we and our independent auditors will be testing our internal controls in connection with the Section 404 requirements and, as part of that documentation and testing, identifying areas for further attention and improvement. Implementing any appropriate changes to our internal controls may entail substantial costs in order to modify our existing accounting systems, take a significant period of time to complete and distract our officers, directors and employees from the operation of our business. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements may seriously affect our stock price.

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

In the course of our operating history, we have acquired assets and businesses. Some of our acquisitions have resulted in the recording of a significant amount of goodwill and/or intangible assets on our financial statements. We had approximately $110 million of goodwill and net intangible assets as of December 31, 2007. The goodwill and/or intangible assets were recorded because the fair value of the net tangible assets acquired was less than the purchase price. We may not realize the full value of the goodwill and/or intangible assets. As such, we evaluate goodwill and other intangible assets with indefinite useful lives for impairment on an annual basis or more frequently if events or circumstances suggest that the asset may be impaired. We evaluate other intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. If goodwill or other intangible assets are determined to be impaired, we will write off the unrecoverable portion as a charge to our earnings. If we acquire new assets and businesses in the future, as we intend to do, we may record additional goodwill and/or intangible assets. The possible write-off of the goodwill and/or intangible assets could negatively impact our future earnings and, as a result, the market price of our common stock could decline.

We will record substantial expenses related to our issuance of stock-based compensation which may have a material negative impact on our operating results for the foreseeable future.

Effective January 1, 2006, we adopted the Statement of Financial Accounting Standards, or SFAS, No. 123(R), Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock- Based Compensation—Transition and Disclosure for stock-based employee compensation. Our stock-based compensation expenses are expected to be significant in future periods, which will have an adverse impact on our operating income and net income. SFAS No. 123(R) requires the use of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Changes in the subjective input assumptions can materially affect the amount of our stock-based compensation expense. In addition, an increase in the competitiveness of the market for qualified employees could result in an increased use of stock-based compensation awards, which in turn would result in increased stock-based compensation expense in future periods.

The trading value of our common stock may be volatile and decline substantially.

The trading price of our common stock is likely to be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this ‘‘Risk Factors’’ section and elsewhere in this prospectus, these factors include:
•	our operating performance and the operating performance of similar companies;
•	the overall performance of the equity markets;
•	announcements by us or our competitors of acquisitions, business plans or commercial relationships;
•	threatened or actual litigation;
•	changes in laws or regulations relating to the provision of Internet content;
•	any major change in our board of directors or management;
•	publication of research reports about us, our competitors or our industry, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•	our sale of common stock or other securities in the future;
•	large volumes of sales of our shares of common stock by existing stockholders; and
•	general political and economic conditions.

In addition, the stock market in general, and historically the market for Internet-related companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. This litigation, if instituted against us, could result in substantial costs, divert our management’s attention and resources and harm our business, operating results and financial condition.

Provisions of our certificate of incorporation, bylaws and Delaware law could deter takeover attempts.

Various provisions in our certificate of incorporation and bylaws could delay, prevent or make more difficult a merger, tender offer, proxy contest or change of control. Our stockholders might view any transaction of this type as being in their best interest since the transaction could result in a higher stock price than the then-current market price for our common stock. Among other things, our certificate of incorporation and bylaws:
•
authorize our board of directors to issue preferred stock with the terms of each series to be fixed by our board of directors, which could be used to institute a ‘‘poison pill’’ that would work to dilute the share ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board;

•	divide our board of directors into three classes so that only approximately one-third of the total number of directors is elected each year;
•	permit directors to be removed only for cause;
•	prohibit action by less than unanimous written consent of our stockholders; and
•
specify advance notice requirements for stockholder proposals and director nominations. In addition, with some exceptions, the Delaware General Corporation Law restricts or delays mergers and other business combinations between us and any stockholder that acquires 15% or more of our voting stock.

Future sales of shares of our common stock by existing stockholders could depress the market price of our common stock.

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. A large portion of our outstanding shares of common stock are held by our officers, directors and affiliates.  Our directors, executive officers and their affiliated entities beneficially own approximately 32 million shares of our common stock, which represents 78% of our shares outstanding as of December 31, 2007. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline substantially.

A limited number of stockholders will have the ability to influence the outcome of director elections and other matters requiring stockholder approval.

Our directors, executive officers and their affiliated entities beneficially own approximately 78% percent of our outstanding common stock. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the election of directors, the amendment of our certificate of incorporation and bylaws and the approval of mergers or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by other stockholders.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our corporate headquarters are located in Needham, Massachusetts, where we currently lease approximately 74,606 square feet; 56,863 square feet of this space expires in December 2009 and the remaining square footage of 17,743 expires in March 2010. We also lease the following office space: approximately 9,645 square feet of space in Boston, Massachusetts which expires in July 2008; approximately 12,995 square feet at 303 2nd Street San Francisco CA, under a lease that expires January 2013; approximately 2,926 square feet at 395 Oyster Point Blvd. in San Francisco CA, pursuant to a lease that expires August 2008, and approximately 7,861 square feet in Westborough, Massachusetts, which expires in December 2009. We also lease approximately 25,762 square feet of office space in Alpharetta, Georgia pursuant to a lease that expires on November 15, 2010.  We do not own any real property. We believe that our leased facilities are, in general, in good operating condition and adequate for our current operations and that additional leased space can be obtained if needed.

Item 3.  Legal Proceedings

We are not currently a party to any material litigation and we are not aware of any pending or threatened litigation against us that could have a material adverse effect on our business, operating results or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2007 through the solicitation of proxies or otherwise.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the Nasdaq Global Market under the trading symbol “TTGT”. The following table sets forth the high and low sales prices of our common stock, as reported by the Nasdaq Global Market, for each quarterly period within our most recent fiscal year since our initial public offering:

	High	Low
Fiscal 2007
Quarter ended June 30, 2007 (since May 16, 2007)	$16.20	$12.50
Quarter ended September 30, 2007	$18.69	$11.00
Quarter ended December 31, 2007	$17.81	$11.69

The closing sale price of our common stock, as reported by the Nasdaq Global Market, was $11.62 on February 29, 2008.

Holders

As of February 29, 2008 there were approximately 313 stockholders of record of our common stock based on the records of our transfer agent.

Dividends

We did not declare or pay any cash dividends on our common stock during the two most recent fiscal years. We currently intend to retain earnings, if any, to fund the development and growth of our business and do not anticipate paying other cash dividends on our common stock in the foreseeable future. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, cash needs and growth plans.

Recent Sales of Unregistered Securities

Since January 1, 2005, we have issued the following securities that were not registered under the Securities Act:

(a) Issuances of Capital Stock

As of November 2006, there were outstanding options to purchase 17,456 shares of our common stock at an exercise price of $2.36 per share, the issuance of which may not have been exempt from registration or certain qualification requirements under federal or state securities laws. To address this issue, we made a rescission offer that was completed in December 2006 to all holders of these options pursuant to which we offered to repurchase these options for cash or shares of our common stock. In connection with the completion of the rescission offer, we issued 10,726 shares and paid out $6,561 in cash, which included statutory interest. The sales of securities pursuant to the rescission offer were made in reliance upon the exemption from registration provided by Section 3(b) of the Securities Act of 1933 for transactions by an issuer not involving a public offering. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

(b) Grants and Exercises of Stock Options.

During 2007, prior to our initial public offering, we granted stock options to purchase 75,000 shares of our common stock with an exercise price of $13.00 per share to a director.  During 2007, prior to our initial public offering, pursuant to our 1999 Stock Option Plan, we issued and sold 333,636 shares of our common stock upon the exercise of stock options for aggregate consideration of $211,938.

During 2006, pursuant to our 1999 Stock Option Plan, we granted stock options to purchase 4,243,500 shares of common stock with a weighted average exercise price of $7.36 per share to our employees. During 2006, 371,634 options were exercised for aggregate consideration of $553,659. During 2005, pursuant to our 1999 Stock Option Plan, we granted stock options to purchase 42,500 shares of common stock with a weighted average exercise price of $6.44 per share to our employees. During 2005, 141,725 options were exercised for aggregate consideration of $237,227.

The issuance of common stock upon exercise of the options was exempt either pursuant to Rule 701, as a transaction pursuant to a compensatory benefit plan, or pursuant to Section 4(2), as a transaction by an issuer not involving a public offering.

(c) Exercises of Warrants

During 2006, we issued and sold 184,233 shares of our common stock upon the exercise of a warrant for aggregate consideration of $338,988.

During 2007, we issued 52,764 shares of our common stock upon the cashless exercise of warrants.  We did not receive any consideration from the cashless exercises apart from the surrender of the underlying warrants.

The issuances of common stock upon the exercise of the warrants were made in reliance upon the exemption from registration proved by Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

Use of Proceeds from Public Offering of Common Stock

In May 2007, we completed our initial public offering (IPO) pursuant to a registration statement on Form S-1 (File No. 333-140503) that was declared effective by the SEC on May 16, 2007.  Under the registration statement, we registered the offering and sale of an aggregate of 7,700,000 shares of our common stock, $0.001 par value, of which 6,427,152 shares were sold by the Company and 1,272,848 were sold by certain selling stockholders.  All of the shares of common stock issued pursuant to the registration statement, including the shares sold by the selling stockholders, were sold at a price to the public of $13.00 per share.

As a result of the IPO, we raised a total of $83.2 million in net proceeds after deducting underwriting discounts and commissions of approximately $6.4 million and offering expenses of approximately $2.3 million.  In May 2007 we repaid $12.0 million that we had borrowed against our revolving credit facility in conjunction with the acquisition of TechnologyGuide.com in April 2007.  In November 2007 we acquired KnowledgeStorm, Inc. for approximately $58 million, consisting of approximately $52 million in cash and 359,820 shares of unregistered common stock of TechTarget valued at $6.0 million.

We have applied the remaining net proceeds from the IPO to our working capital for general corporate purposes.  We have no current agreements or commitments with respect to any material acquisitions.  We have invested the remaining net proceeds in cash, cash equivalents and short-term investments, in accordance with our investment policy.  None of the remaining net proceeds were paid, directly or indirectly, to directors, officers, persons owning ten percent or more of our equity securities, or any of our other affiliates.

Equity Compensation Plan Information

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth under “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our definitive proxy statement for our 2008 Annual Meeting of Stockholders.

Stock Performance Graph

The following graph compares the cumulative total return to stockholders of our common stock for the period from May 16, 2007, the date of our initial public offering, to December 31, 2007, to the cumulative total return of the Russell 2000 Index and the S&P 500 Media Industry Index for the same period.  This graph assumes the investment of $100.00 on May 16, 2007 in our common stock, the Russell 2000 Index and the S&P 500 Media Industry Index and assumes any dividends are reinvested.

COMPARATIVE STOCK PERFORMANCE
Among TechTarget, Inc.
The Russell 2000 Index and
The S&P 500 Media Industry Index

	May 16, 2007	June 30, 2007	September 30, 2007	December 31, 2007

TechTarget, Inc.	$100.00	$98.85	$130.00	$113.69
Russell 2000 Index	$100.00	$102.57	$99.40	$94.85
S&P 500 Media Industry Index	$100.00	$101.07	$94.21	$86.34

The information included under the heading “Stock Performance Graph” in Item 5 of this Annual Report on Form 10-K is “furnished” and not “filed” and shall not be deemed to be “soliciting material” or subject to Regulation 14A, shall not be deemed “filed” for purposes of Section 18 of the Securities Act of 1934, as amended, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Securities Act of 1934, as amended.

Item 6.  Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements, the related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included in this Annual Report on Form 10-K.  The consolidated statement of operations data for the years ended December 31, 2007, 2006 and 2005, and the selected consolidated balance sheet data as of December 31, 2007 and 2006 have been derived from our audited consolidated financial statements and related notes included in this Annual Report on Form 10-K.  The consolidated statement of operations data for the years ended December 31, 2004 and 2003, and the consolidated balance sheet data as of December 31, 2005, 2004 and 2003 have been derived from audited consolidated financial statements and related notes, which are not included in this Annual Report on Form 10-K.  The historical results are not necessarily indicative of the results to be expected for any future period.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenues:
Online	$63,686	$51,176	$43,662	$31,342	$21,023
Events	24,254	19,708	14,595	9,647	7,845
Print	6,725	8,128	8,489	5,738	3,598
Total revenues	94,665	79,012	66,746	46,727	32,466

Cost of revenues:
Online (1)	15,575	12,988	10,476	7,632	5,826
Events (1)	8,611	6,493	6,202	5,948	4,798
Print (1)	3,788	5,339	5,322	3,073	2,318
Total cost of revenues	27,974	24,820	22,000	16,653	12,942

Gross profit	66,691	54,192	44,746	30,074	19,524

Operating expenses:
Selling and marketing (1)	28,048	20,305	18,174	15,138	10,736
Product development (1)	7,320	6,295	5,756	4,111	3,728
General and administrative (1)	12,592	8,756	7,617	11,756	3,991
Depreciation	1,610	1,144	1,792	1,168	1,153
Amortization of intangible assets	4,740	5,029	5,172	1,304	428
Total operating expenses	54,310	41,529	38,511	33,477	20,036

Operating income (loss)	12,381	12,663	6,235	(3,403)	(512)

Interest income (expense), net	1,831	321	(30)	143	(21)

Income (loss) before provision for (benefit from) income taxes	14,212	12,984	6,205	(3,260)	(533)

Provision for (benefit from) income taxes	6,046	5,811	(2,681)	32	-

Net income (loss)	$8,166	$7,173	$8,886	$(3,292)	$(533)

Net income (loss) per common share (2):
Basic	$0.15	$(0.46)	$(0.24)	$(1.34)	$(0.51)
Diluted	$0.13	$(0.46)	$(0.24)	$(1.34)	$(0.51)

Weighted average common shares outstanding:
Basic	28,384,303	7,824,374	7,370,680	7,594,470	7,901,256
Diluted	31,346,738	7,824,374	7,370,680	7,594,470	7,901,256

Other Data:
Adjusted EBITDA (unaudited) (3)	$24,565	$20,086	$13,277	$5,352	$1,104

	As of December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$62,001	$30,830	$46,879	$7,214	$7,988
Total assets	199,887	92,647	95,160	92,920	15,692
Total liabilities	19,239	21,107	32,879	39,841	7,131
Total redeemable convertible preferred stock	-	136,766	126,004	115,383	40,392
Total stockholders' equity (deficit)	180,648	(65,226)	(63,723)	(62,304)	(31,831)

	Years Ended December 31,
	2007	2006	2005	2004		2003
	(in thousands)
(1) Amounts include stock-based compensation expense as follows:
Cost of online revenue	$189	$87	$-	$78		$-
Cost of events revenue	53	31	-	236		-
Cost of print revenue	15	12	-	-		-
Selling and marketing	2,999	606	-	1,025		-
Product development	334	90	-	7		-
General and administrative	2,244	424	78	4,937		35
Total	$5,834	$1,250	$78	$6,283	(a)	$35

(a)
In May 2004, we offered to repurchase for cash (i) up to 100% of the issued and outstanding shares of our series A preferred stock; and (ii) up to 45% of the aggregate issued and outstanding shares of common stock and/or options to purchase the same (provided the option holder had either completed four years of service with us as of May 1, 2004, or had held the option for at least four years as of May 1, 2004), effected to provide certain stockholders and option holders with liquidity. We recorded stock-based compensation expense of $6,012,382 related to the purchase of 1,429,157 options.

(2)
Basic and diluted net income (loss) per common share is computed by dividing the net income (loss) applicable to common stockholders by the basic and diluted weighted-average number of common shares outstanding for the fiscal period.  See "Note 2 of our Notes to Consolidated Financial Statements."

(3)	The following table reconciles net income (loss) to Adjusted EBITDA for the periods presented and is unaudited:

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands)

Net income (loss)	$8,166	$7,173	$8,886	$(3,292)	$(533)
Interest income (expense), net	1,831	321	(30)	143	(21)
Provision for (benefit from) income taxes	6,046	5,811	(2,681)	32	-
Depreciation	1,610	1,144	1,792	1,168	1,153
Amortization of intangible assets	4,740	5,029	5,172	1,304	428
EBITDA	18,731	18,836	13,199	(931)	1,069
Stock-based compensation	5,834	1,250	78	6,283 (a)	35
Adjusted EBITDA	$24,565	$20,086	$13,277	$5,352	$1,104

(a)
In May 2004, we offered to repurchase for cash (i) up to 100% of the issued and outstanding shares of our series A preferred stock; and (ii) up to 45% of the aggregate issued and outstanding shares of common stock and/or options to purchase the same (provided the option holder had either completed four years of service with us as of May 1, 2004, or had held the option for at least four years as of May 1, 2004), effected to provide certain stockholders and option holders with liquidity. We recorded stock-based compensation expense of $6,012,382 related to the purchase of 1,429,157 options.

Adjusted EBITDA is a metric used by management to measure operating performance. EBITDA represents net income (loss) before interest income (expense) net, provision for (benefit from) income taxes, depreciation and amortization. Adjusted EBITDA represents EBITDA less stock-based compensation expense. We present Adjusted EBITDA as a supplemental performance measure because we believe it facilitates operating performance comparisons from period to period and company to company by backing out potential differences caused by variations in capital structures (affecting interest expense), tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses), the age and book depreciation of fixed assets (affecting relative depreciation expense), and the impact of non-cash stock-based compensation expense costs. Because Adjusted EBITDA facilitates internal comparisons of operating performance on a more consistent basis, we also use Adjusted EBITDA in measuring our performance relative to that of our competitors. We also use Adjusted EBITDA in connection with our compensation of our executive officers. Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income, operating income or any other performance measures derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our profitability or liquidity. We understand that although Adjusted EBITDA is frequently used by securities analysts, lenders and others in their evaluation of companies, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debts;

•
Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements; and

•	Other companies in our industry may calculate Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.  In this discussion and analysis, dollar, share and per share amounts are not rounded to thousands unless otherwise indicated.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K particularly under the heading "Risk Factors."

Overview

Background

We are a leading provider of specialized online content that brings together buyers and sellers of corporate IT products. We sell customized marketing programs that enable IT vendors to reach corporate IT decision makers who are actively researching specific IT purchases.

Our integrated content platform consists of a network of websites that we complement with targeted in-person events and two specialized IT magazines. Throughout all stages of the purchase decision process, these content offerings meet IT professionals' needs for expert, peer and IT vendor information, and provide a platform on which IT vendors can launch targeted marketing campaigns that generate measurable, high ROI. As IT professionals have become increasingly specialized, they have come to rely on our sector-specific websites for purchasing decision support. Our content enables IT professionals to navigate the complex and rapidly changing IT landscape where purchasing decisions can have significant financial and operational consequences. Based upon the logical clustering of our users' respective job responsibilities and the marketing focus of the products that our customers are advertising, we currently categorize our content offerings across eleven distinct media groups: Application Development; Channel; CIO and IT Management; Data Center; Enterprise Applications; Laptops and Mobile Technology; Networking; Security; Storage; Vertical Software; and Windows and Distributed Computing.

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

Sources of Revenues

We sell advertising programs to IT vendors targeting a specific audience within a particular IT sector or sub-sector. We maintain multiple points of contact with our customers to provide support throughout their organizations and the sales cycle. As a result, our customers often run multiple advertising programs with us in order to reach discrete portions of our targeted audience. There are multiple factors that can impact our customers' advertising objectives and spending with us, including but not limited to, product launches, increases or decreases to their advertising budgets, the timing of key industry marketing events, responses to competitor activities and efforts to address specific marketing objectives such as creating brand awareness or generating sales leads. Our services are generally delivered under short-term contracts that run for the length of a given advertising program, typically less than 90 days.

We generate substantially all of our revenues from the sale of targeted advertising campaigns that we deliver via our network of websites, events and print publications.

Online.  The majority of our revenue is derived from the delivery of our online offerings from our media groups.  Online revenue represented 67%, 65% and 65% of total revenues for the years ended December 31, 2007, 2006 and 2005, respectively. We expect the majority of our revenues to be derived through the delivery of online offerings for the foreseeable future. As a result of our customers' advertising objectives and preferences, the specific allocation of online advertising offerings sold and delivered by us, on a period by period basis, can fluctuate.

Through our websites we sell a variety of online media offerings to connect IT vendors to IT professionals. Our lead generation offerings allow IT vendors to capture qualified sales leads from the distribution and promotion of content to our audience of IT professionals. Our branding offerings provide IT vendors exposure to targeted audiences of IT professionals actively researching information related to their products and services.

Our branding offerings include banners and e-newsletters. Banner advertising can be purchased on specific websites within our network. We also offer the ability to advertise in e-newsletters focused on key site sub-topics across our portfolio of websites. These offerings give IT vendors the ability to increase their brand awareness to highly specialized IT sectors.

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

-
Software Package Comparisons.  Through our 2020software.com website, IT vendors pay us to post information and specifications about their software packages, typically organized by application category. Users can request further information, which may include downloadable trial software from multiple software providers in sectors such as customer relationship management, or CRM, accounting, and business analytics. IT vendors, in turn, receive qualified leads based upon the users who request their information.

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

Events.  Events revenue represented 26%, 25% and 22% of total revenues for the years ended December 31, 2007, 2006 and 2005, respectively. Most of our media groups operate revenue generating events. The majority of our events are free to IT professionals and are sponsored by IT vendors. Attendees are pre-screened based on event-specific criteria such as sector-specific budget size, company size, or job title. We offer three types of events: multi-day conferences, single-day seminars and custom events. Multi-day conferences provide independent expert content for our attendees and allow vendors to purchase exhibit space and other sponsorship offerings that enable interaction with the attendees. We also hold single-day seminars on various topics in major cities. These seminars provide independent content on key sub-topics in the sectors we serve, are free to qualified attendees, and offer multiple vendors the ability to interact with specific, targeted audiences actively focused on buying decisions. Our custom events differ from our conferences and seminars in that they are exclusively sponsored by a single IT vendor, and the content is driven primarily by the sole sponsor.

Print.  Print revenue represented 7%, 10% and 13% of total revenues for the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007, we publish monthly two controlled-circulation magazines that are free to subscribers and generate revenue solely based on advertising fees. The highly targeted magazines we publish are: Storage magazine (Storage Media Group), which we began publishing in 2002; and Information Security magazine (Security Media Group), which we began publishing in 2003.  We discontinued publishing CIO Decisions magazine in November 2007.  Our magazines provide readers with strategic guidance on important enterprise-level technology decisions. We expect print revenue to decrease as a percentage of total revenue in the foreseeable future.

Cost of Revenues, Operating Expenses and Other

Expenses consist of cost of revenues, selling and marketing, product development, general and administrative, depreciation, and amortization expenses. Personnel-related costs are a significant component of most of these expense categories. We grew from 307 employees at December 31, 2004 to 584 employees at December 31, 2007. We expect personnel-related expenses to continue to increase in absolute dollars, but to decline over time as a percentage of total revenues due to anticipated economies of scale in our business support functions.

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

Amortization of Intangible Assets.  Amortization of intangible assets expense consists of the amortization of intangible assets recorded in connection with our acquisitions. Separable intangible assets that are not deemed to have an indefinite life are amortized over their useful lives using the straight-line method over periods ranging from one to nine years.

Interest Income (Expense), Net.  Interest income (expense) net consists primarily of interest income earned on cash and cash equivalent balances less interest expense incurred on bank term loan balances. We historically have invested our cash in money market accounts, commercial paper corporate debt securities, municipal bonds, auction rate securities and variable rate demand notes.

Application of Critical Accounting Policies and Use of Estimates

The discussion of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue, long-lived assets, the allowance for doubtful accounts, stock-based compensation, and income taxes. We based our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe to be reasonable. In many cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Our actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments used in the preparation of our consolidated financial statements. See the notes to our financial statements for information about these critical accounting policies as well as a description of our other accounting policies.

Revenue Recognition

We generate substantially all of our revenue from the sale of targeted advertising campaigns that we deliver via our network of websites, events and print publications. We recognize this revenue in accordance with Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, and Financial Accounting Standards Board's, or FASB, Emerging Issues Task Force, or EITF, Issue No. 00-21, Revenue Arrangement With Multiple Deliverables. In all cases, we recognize revenue only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectibility of the resulting receivable is reasonably assured.

Online.  We recognize revenue from our specific online media offerings as follows:

-	White Papers. We recognize white paper revenue ratably in the period in which the white paper is available on our websites.

-	Webcasts and Podcasts. We recognize webcast revenue in the period in which the webcast occurs. We recognize podcast revenue in the period in which it is posted and becomes available on our websites.

-	Software Package Comparisons. We recognize software package comparison revenue ratably over the period in which the software information is available on our websites.

-	Dedicated E-mails and E-newsletters. We recognize dedicated e-mail and e-newsletter revenue in the period in which the e-mail or e-newsletter is sent.

-	List Rentals. We recognize list rental revenue in the period in which the e-mails are sent to the list of registered members.

-	Banners. We recognize banner revenue in the period in which the banner impressions occur.

We offer customers the ability to purchase integrated ROI program offerings, which can include any of our online media offerings packaged together to address the particular customer's specific advertising requirements. As part of these offerings, we will guarantee a minimum number of qualified sales leads to be delivered over the course of the advertising campaign. Throughout the advertising campaign, revenue is recognized as individual offerings are delivered, and the lead guarantee commitments are closely monitored to assess campaign performance. If the minimum number of qualified sales leads is not met by the scheduled completion date of the advertising campaign, the advertising campaign is extended, and we will defer recognition of revenue in an amount equal to the value of the estimated inventory that will be required to fulfill the guarantee. These estimates are based on our extensive experience in managing and fulfilling these integrated ROI program offerings. Typically, shortfalls in fulfilling lead guarantees before the scheduled completion date of an advertising campaign are satisfied within an average of 45 days of such scheduled completion date.

As of December 31, 2007, substantially all of the integrated ROI program offerings that have guaranteed a minimum number of qualified sales leads have been delivered within the original contractual term. Integrated ROI program offerings have not required us to defer a more than $25,000 in any quarter during 2007, nor have we been required to refund or extend payment terms to customers to account for these guarantees. These integrated ROI program offerings represented approximately 35% and 29% of our online revenues, and 23% and 19% of our total revenues for the years ended December 31, 2007 and 2006, respectively.

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

Stock-Based Compensation Expense

Through December 31, 2005, we accounted for stock option grants in accordance with Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and complied with the disclosure provisions of Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Under APB 25, deferred stock-based compensation expense is recorded for the intrinsic value of options (the difference between the deemed fair value of our common stock and the option exercise price) at the grant date and is amortized ratably over the option's vesting period.  We also accounted for non-employee option grants on a fair-value basis using the Black-Scholes model and recognized this expense over the applicable vesting period.

On January 1, 2006, we adopted the requirements of SFAS No. 123(R), Share Based Payment. SFAS No. 123(R) requires us to measure the cost of employee services received in exchange for an award of equity instruments, based on the fair value of the award on the date of grant, and to recognize the cost over the period during which the employee is required to provide the services in exchange for the award. We adopted SFAS 123(R) using the prospective method, which requires us to apply its provisions only to stock-based awards to employees granted on or after January 1, 2006. For the years ended December 31, 2007 and 2006, we recorded expense of $5.83 million and $1.25 million, respectively, in connection with share-based payment awards. Unrecognized stock-based compensation expense for non-vested options and restricted stock awards of $18.9 million and $8.7 million is expected to be recognized using the straight-line method over a weighted-average period of 1.65 years and 2.05 years, respectively. The actual amount of stock-based compensation expense we record in any fiscal period will depend on a number of factors, including the number of equity instruments issued and the volatility of our stock price over time.

Long-Lived Assets

Our long-lived assets consist of property and equipment, goodwill and other intangible assets. Goodwill and other intangible assets have arisen principally from our acquisitions. The amount assigned to intangible assets is subjective and based on our estimates of the future benefit of the intangible assets using accepted valuation techniques, such as discounted cash flow and replacement cost models. Our long-lived assets, other than goodwill, are amortized over their estimated useful lives, which we determined based on the consideration of several factors including the period of time the asset is expected to remain in service. We evaluate the carrying value and remaining useful lives of long-lived assets, other than goodwill, whenever indicators of impairment are present. We evaluate the carrying value of goodwill annually, and whenever indicators of impairment are present. Because we have one reporting segment under SFAS No. 142, Goodwill and Other Intangible Assets, we utilize the entity-wide approach to assess goodwill for impairment and compare our market value to our net book value to determine if an impairment exists.

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

Our deferred tax assets are comprised primarily of net operating loss, or NOL, carryforwards. As of December 31, 2007, we had federal and state NOL carryforwards of approximately $18.1 million and $18.2 million, respectively, which may be used to offset future taxable income. The NOL carryforwards expire at various times through 2027, and are subject to review and possible adjustment by the Internal Revenue Service. The Internal Revenue Code contains provisions that limit the NOL and tax credit carryforwards available to be used in any given year in the event of certain changes in the ownership interests of significant stockholders. The federal NOL carryforwards of $18.1 million available at December 31, 2007 were acquired from KnowledgeStorm and are subject to limitations on their use in future years.

In evaluating the ability to realize our net deferred tax assets, we consider all available evidence, both positive and negative, including past operating results, the existence of cumulative losses in the most recent fiscal years, tax planning strategies that are prudent, and feasible and forecasts of future taxable income. In 2005, we reversed a $6.75 million valuation allowance because sufficient positive evidence existed to ascertain that it was more likely than not that we would be able to realize our deferred tax assets. This conclusion was based on our operating performance over the past few years and our operating plans for the foreseeable future. In the event that we are unable to generate taxable earnings in the future and determine that it is more likely than not that we can not realize our deferred tax assets, an adjustment to the valuation allowance would be made which may decrease income in the period that such determination is made, and may increase income in subsequent periods.

We adopted the provisions of FIN 48, an interpretation of SFAS No. 109, Accounting for Income Taxes, on January 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  We did not recognize any liability for unrecognized tax benefits as a result of adopting FIN 48 on January 1, 2007 and during the year ended December 31, 2007.

Net Income (Loss) Per Share

We calculate net income (loss) per share in accordance with SFAS No. 128, Earnings Per Share (SFAS No. 128). Through May 17, 2007, we calculated net income per share in accordance with SFAS No. 128, as clarified by EITF Issue No. 03-6, Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share. EITF Issue No. 03-6 clarifies the use of the "two-class" method of calculating earnings per share as originally prescribed in SFAS No. 128. Effective for periods beginning after March 31, 2004, EITF Issue No. 03-6 provides guidance on how to determine whether a security should be considered a "participating security" for purposes of computing earnings per share and how earnings should be allocated to a participating security when using the two-class method for computing basic earnings per share. We determined that our convertible preferred stock represented a participating security and therefore adopted the provisions of EITF Issue No. 03-6.

Under the two-class method, basic net income (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted-average number of common shares outstanding for the fiscal period. Diluted net income (loss) per share is computed using the more dilutive of (a) the two-class method or (b) the if-converted method. We allocate net income first to preferred stockholders based on dividend rights under our charter and then to preferred and common stockholders based on ownership interests. Net losses are not allocated to preferred stockholders.

As of May 16, 2007, the effective date of our initial public offering, we transitioned from having two classes of equity securities outstanding, common and preferred stock, to a single class of equity securities outstanding, common stock, upon automatic conversion of shares of redeemable convertible preferred stock into shares of common stock.  In calculating diluted earnings per share for the period January 1, 2007 to May 16, 2007 shares related to redeemable convertible preferred stock were excluded because they were anti-dilutive. In calculating diluted earnings per share for 2006 and 2005, shares related to redeemable convertible preferred stock and outstanding stock options and warrants were excluded because they were anti-dilutive.

Subsequent to our initial public offering, basic earnings per share is computed based only on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential future issuances of common stock relating to stock option programs and other potentially dilutive securities using the treasury stock method. In calculating diluted earnings per share, the dilutive effect of stock options is computed using the average market price for the respective period. In addition, under SFAS No. 123(R), the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options that are in-the-money. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of stock options.

Allowance for Doubtful Accounts

We reduce gross trade accounts receivable with an allowance for doubtful accounts. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review our allowance for doubtful accounts on a regular basis, and all past due balances are reviewed individually for collectibility. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions for allowance for doubtful accounts are recorded in general and administrative expense. If our historical collection experience does not reflect our future ability to collect outstanding accounts receivables, our future provision for doubtful accounts could be materially affected. To date, we have not incurred any write-offs of accounts receivable significantly different than the amounts reserved. As of December 31, 2007 and 2006, the allowance for doubtful accounts was $424 and $580, respectively.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Years Ended December 31,
	2007		2006		2005
	(in thousands)
Revenues:
Online	$63,686	67%	$51,176	65%	$43,662	65%
Events	24,254	26	19,708	25	14,595	22
Print	6,725	7	8,128	10	8,489	13
Total revenues	94,665	100	79,012	100	66,746	100

Cost of revenues:
Online	15,575	17	12,988	16	10,476	16
Events	8,611	9	6,493	8	6,202	9
Print	3,788	4	5,339	7	5,322	8
Total cost of revenues	27,974	30	24,820	31	22,000	33

Gross profit	66,691	70	54,192	69	44,746	67

Operating expenses:
Selling and marketing	28,048	30	20,305	26	18,174	27
Product development	7,320	8	6,295	8	5,756	9
General and administrative	12,592	13	8,756	11	7,617	11
Depreciation	1,610	2	1,144	1	1,792	3
Amortization of intangible assets	4,740	5	5,029	6	5,172	8
Total operating expenses	54,310	58	41,529	53	38,511	58

Operating income	12,381	13	12,663	16	6,235	9

Interest income (expense), net	1,831	2	321	*	(30)	*

Income before provision for (benefit from) income taxes	14,212	15	12,984	16	6,205	9

Provision for (benefit from) income taxes	6,046	6	5,811	7	(2,681)	(4)

Net income	$8,166	9%	$7,173	9%	$8,886	13%

*           Percentage not meaningful.

Comparison of Fiscal Years Ended December 31, 2007 and 2006

Revenues

	Years Ended December 31,
	2007	2006	Increase (Decrease)	Percent Change
	($ in thousands)
Revenues:
Online	$63,686	$51,176	$12,510	24%
Events	24,254	19,708	4,546	23
Print	6,725	8,128	(1,403)	(17)
Total revenues	$94,665	$79,012	$15,653	20%

Online.  The increase in online revenue was attributable to a $14.7 million increase in revenue from lead generation offerings due primarily to an increase in webcast and white paper sales volumes as well as revenues from TechnologyGuide.com, which we acquired in April 2007 and KnowledgeStorm, which we acquired in November 2007. The increase is offset by a $2.3 million decrease in revenue from branding offerings due primarily to decreases in banner and e-newsletter sales volume.

Events.  The increase in events revenue was primarily attributable to a $4.2 million increase in seminar series revenue due to an increase in the number of seminar series events produced in 2007 as compared to 2006.

Print.  The decrease in print revenue was attributable to the continued shift of advertising budgets towards online offerings.  Additionally, we discontinued publishing CIO Decisions magazine in November 2007.

Cost of Revenues and Gross Profit

	Years Ended December 31,
	2007	2006	Increase (Decrease)	Percent Change
	($ in thousands)
Cost of revenues:
Online	$15,575	$12,988	$2,587	20%
Events	8,611	6,493	2,118	33
Print	3,788	5,339	(1,551)	(29)
Total cost of revenues	$27,974	$24,820	$3,154	13

Gross profit	$66,691	$54,192	$12,499	23%
Gross profit percentage	70%	69%

Cost of Online Revenue.  The increase in cost of online revenue was in part attributable to a $888,000 increase in member acquisition expenses, primarily related to keyword purchases for 2020software.com which we acquired in May 2006. The increase also reflects $594,000 in additional webcast cost of sales due to increased webcast sales volume in 2007.  Approximately $516,000 of the increase is attributable to salaries and benefits due to an increase in average headcount of 10 employees in our online editorial and operations organizations, as well as an additional $193,000 related to increased freelancer expenses in 2007. We increased headcount and freelancers expenditures to support the increase in online revenue volume and to provide additional editorial content.  Approximately $420,000 of the increase related to the acquisition of KnowledgeStorm, which we completed in November 2007.

Cost of Events Revenue.  The increase in cost of events revenue was primarily attributable to a $1.2 million increase in seminar and custom event cost of sales due to an increase in the number of seminar series and custom events produced in 2007 as compared to 2006.  Approximately $547,000 of the increase was related to salaries, bonuses, benefits and temporary staffing expenses to support the increase in seminar series and custom event volume.  Three additional multi-day conferences were held in 2007 as compared to 2006 resulting in increased conference expenses of approximately $305,000.

Cost of Print Revenue.  The decrease in cost of print revenue was attributable to our efforts in 2007 to reduce production costs for all three magazines in response to our customer’s advertising budgets continuing to shift away from print and towards online offerings.  Additionally, we discontinued publishing CIO Decisions magazine in November 2007.

Gross Profit.  The increase in gross profit reflects a $9.9 million increase in online gross profit and a $2.4 million increase in events gross profit. The increase in online gross profit is attributable to an increase in online revenue at a consistent gross profit percentage. The increase in events gross profit is attributable to an increase in custom event and seminar series revenue at a higher gross profit percentage on these events when compared to 2006. We expect our gross profit to fluctuate from period to period depending on our mix of revenues.

Operating Expenses and Other

	For the Years Ended December 31,
	2007	2006	Increase (Decrease)	Percent Change
	($ in thousands)
Operating expenses:
Selling and marketing	$28,048	$20,305	$7,743	38%
Product development	7,320	6,295	1,025	16
General and administrative	12,592	8,756	3,836	44
Depreciation	1,610	1,144	466	41
Amortization of intangible assets	4,740	5,029	(289)	(6)
Total operating expenses	$54,310	$41,529	$12,781	31

Interest income, net	$1,831	$321	$1,510	*
Provision for income taxes	$6,046	$5,811	$235	4%

*           Percent change not meaningful.

Selling and Marketing.  The increase in selling and marketing expense was primarily attributable to a $3.9 million increase in salaries, commissions, and benefits related to an increase in average headcount of 45 employees in our sales and marketing organizations, as well as increases to employee compensation. The increase in headcount was to support the growth in revenues. The increase also reflects a $2.4 million increase in stock-based compensation expense and a $347,000 increase in travel expense resulting from the growth in sales personnel.  Approximately $945,000 of selling and marketing expense related to the results of operations of KnowledgeStorm which we acquired in November 2007.

Product Development.  The increase in product development expense was primarily attributable to $612,000 of expense related to the results of operations of KnowledgeStorm which we acquired in November 2007.  An additional $144,000 of the increase was for consulting expenses related to IT infrastructure improvements to support the growing number of online offerings.  The increase also reflects a $244,000 increase in stock-based compensation.

General and Administrative.  The increase in general and administrative expense was primarily attributable to a $1.8 million increase in stock-based compensation and a $482,000 increase in other employee compensation.  The increase was also attributable to a $955,000 increase in audit, legal, and insurance expenses related to operating as a publicly traded company since May 2007.  The increase also reflects a $259,000 increase in facilities expense due to leasing additional office space in our Needham, MA headquarters beginning in July 2007.

Depreciation.  The increase in depreciation expense was attributable to purchases of property and equipment of $2.7 million in the year ended December 31, 2007 compared to $1.3 million in 2006.

Amortization of Intangible Assets.  The decrease in amortization of intangible assets expense was attributable to intangible assets related to acquisitions in prior years becoming fully amortized, offset in part by the amortization of intangible assets related to our acquisitions of TechnologyGuide.com in May 2007 and KnowledgeStorm in November 2007.

Interest Income (Expense), Net.  The increase in interest income (expense), net reflected an increase in average cash and short-term investment balances during 2007 compared to 2006.

Provision for Income Taxes.  The provision for income taxes as a percentage of income before taxes, or our annual effective tax rate, was 43% in 2007 and 45% in 2006.  The decrease in the effective tax rate was primarily due to an increase in interest income exempt from Federal taxation.

Comparison of Fiscal Years Ended December 31, 2006 and 2005

Revenues

	Years Ended December 31,
	2006	2005	Increase (Decrease)	Percent Change
	($ in thousands)
Revenues:
Online	$51,176	$43,662	$7,514	17%
Events	19,708	14,595	5,113	35
Print	8,128	8,489	(361)	(4)
Total revenues	$79,012	$66,746	$12,266	18%

Online.  The increase in online revenue was attributable to a $5.2 million increase in revenue from lead generation offerings due primarily to an increase in software package comparison and webcast sales volumes. The increase also reflects a $2.6 million increase in revenue from branding offerings due primarily to an increase in banner sales volume.

Events.  The increase in events revenue was attributable to a $3.0 million increase in seminar series revenue and a $2.2 million increase in custom event revenue. We introduced both custom event and seminar series offerings in 2005 and, therefore, more events associated with these revenue streams were produced in 2006 as compared to 2005.

Print.  The decrease in print revenue was attributable to the continued shift of advertising budgets towards online offerings.

Cost of Revenues and Gross Profit

	Years Ended December 31,
	2006	2005	Increase	Percent Change
	($ in thousands)
Cost of revenues:
Online	$12,988	$10,476	$2,512	24%
Events	6,493	6,202	291	5
Print	5,339	5,322	17	0
Total cost of revenues	$24,820	$22,000	$2,820	13

Gross profit	$54,192	$44,746	$9,446	21%
Gross profit percentage	69%	67%

Cost of Online Revenue.  The increase in cost of online revenue was attributable to a $1.2 million increase in member acquisition expenses primarily related to keyword purchases for 2020software.com, which we acquired in May 2006. The increase also reflects a $857,000 increase in salaries and benefits primarily related to an increase in average headcount of 19 employees in our online editorial and operations organizations, as well as increases in employee compensation. We increased headcount to support the increase in online revenue volume and to provide additional editorial content.

Cost of Events Revenue.  The increase in cost of events revenue was primarily attributable to a $801,000 increase in salaries and benefits primarily related to an increase in average headcount of 20 employees in our event organizations, as well as increases in employee compensation. We increased headcount to support the increase in seminar series and custom event volume. The increase was offset in part by a decrease in hotel related costs associated with the operation of multi-day conferences.

Cost of Print Revenue.  The increase in cost of print revenue was attributable to three additional months of publishing CIO Decisions magazine during 2006 compared to 2005, offset primarily by a decrease in non-compensation related expenses incurred publishing our other two magazines.

Gross Profit.  The increase in gross profit reflects a $5.0 million increase in online gross profit and a $4.8 million increase in events gross profit. The increase in online gross profit is attributable to an increase in online revenue at a consistent gross profit percentage. The increase in events gross profit is attributable to an increase in custom event and seminar series revenue at a higher gross profit percentage on these events when compared to 2005. We expect our gross profit to fluctuate from period to period depending on our mix of revenues.

Operating Expenses and Other

	For the Years Ended December 31,
	2006	2005	Increase (Decrease)	Percent Change
	($ in thousands)
Operating expenses:
Selling and marketing	$20,305	$18,174	$2,131	12%
Product development	6,295	5,756	539	9
General and administrative	8,756	7,617	1,139	15
Depreciation	1,144	1,792	(648)	(36)
Amortization of intangible assets	5,029	5,172	(143)	(3)
Total operating expenses	$41,529	$38,511	$3,018	8

Interest income (expense), net	$321	$(30)	$351	*
Provision for (benefit from) income taxes	$5,811	$(2,681)	$8,492	*

*           Percent change not meaningful.

Selling and Marketing.  The increase in selling and marketing expense was primarily attributable to a $884,000 increase in salaries, commissions, and benefits related to an increase in average headcount of 22 employees in our sales and marketing organizations, as well as increases to employee compensation. The increase in headcount was to support the growth in revenues. The increase also reflects a $606,000 increase in stock-based compensation and a $498,000 increase in travel expense resulting from the growth in sales personnel.

Product Development.  The increase in product development expense was primarily attributable to a $369,000 increase in salaries and benefits primarily related to an increase in average headcount of six employees in our product development organizations, as well as increases in employee compensation. We increased our headcount to support the growing number of online offerings and to maintain and upgrade our IT infrastructure.

General and Administrative.  The increase in general and administrative expense was primarily attributable to a $553,000 increase in employee compensation and a $491,000 increase in bad debt expense. The increase in bad debt expense was attributable to bad debt expense of $366,000 in 2006 compared to ($124,000) in 2005 due to a reduction in the allowance for doubtful accounts recorded in 2005.

Depreciation.  The decrease in depreciation expense was attributable to a change effective January 1, 2006, in the estimated useful life for computer equipment and software from two years to three years to more closely approximate the service lives of the assets placed in service to date.

Amortization of Intangible Assets.  The decrease in amortization of intangible assets expense was attributable to intangible assets related to acquisitions in prior years becoming fully amortized, offset in part by the amortization of intangible assets related to our acquisition of 2020software.com in May 2006.

Interest Income (Expense), Net.  The increase in interest income (expense), net reflected an increase in interest income attributable to higher interest rates in 2006.

Provision for Income Taxes.  We recorded a provision for income taxes in 2006 based upon a 45% effective tax rate. Our effective tax rate increased after the adoption of SFAS No. 123(R) because stock-based compensation is a nondeductible expense in our tax provision. The provision for income taxes is net of an $85,000 deferred tax benefit recorded to revalue our deferred tax assets using a federal tax rate of 35%. The $2.7 million benefit from income taxes in 2005 was primarily attributable to the release of the valuation allowance against our deferred tax assets. In the fourth quarter of 2005, we determined that it was more likely than not that we would generate sufficient future taxable income from operations to realize tax benefits arising from the use of our existing net operating loss carryforwards.

Selected Quarterly Results of Operations

The following table presents our unaudited quarterly consolidated results of operations and our unaudited quarterly consolidated results of operations as a percentage of revenue for the eight quarters ended December 31, 2007. The unaudited quarterly consolidated information has been prepared on the same basis as our audited consolidated financial statements. You should read the following table presenting our quarterly consolidated results of operations in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this prospectus. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

	For the Three Months Ended
	2007				2006
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31
	(in thousands, except per share data)
Revenues:
Online	$13,709	$16,330	$14,687	$18,960	$10,375	$12,812	$12,565	$15,424
Events	2,939	6,350	6,912	8,053	2,327	5,742	5,893	5,746
Print	1,697	1,924	1,702	1,402	2,209	2,163	1,809	1,947
Total revenues	18,345	24,604	23,301	28,415	14,911	20,717	20,267	23,117

Cost of revenues:
Online	3,525	3,900	3,769	4,381	2,621	2,992	3,644	3,731
Events	1,372	2,410	2,283	2,546	1,274	1,735	1,632	1,852
Print	1,129	999	862	798	1,407	1,423	1,385	1,124
Total cost of revenues	6,026	7,309	6,914	7,725	5,302	6,150	6,661	6,707

Gross profit	12,319	17,295	16,387	20,690	9,609	14,567	13,606	16,410

Operating expenses:
Selling and marketing	6,152	6,388	7,271	8,237	4,432	5,191	4,932	5,750
Product development	1,748	1,596	1,677	2,299	1,564	1,559	1,617	1,555
General and administrative	2,610	2,943	3,364	3,675	1,791	2,084	2,126	2,755
Depreciation	330	364	401	515	218	238	241	447
Amortization of intangible assets	759	1,041	1,171	1,769	1,084	1,424	1,378	1,143
Total operating expenses	11,599	12,332	13,884	16,495	9,089	10,496	10,294	11,650

Operating income	720	4,963	2,503	4,195	520	4,071	3,312	4,760

Interest income (expense), net	(67)	377	897	624	96	42	(16)	199

Income before provision for income taxes	653	5,340	3,400	4,819	616	4,113	3,296	4,959

Provision for income taxes	336	2,092	1,568	2,050	175	1,739	1,709	2,188

Net income	$317	$3,248	$1,832	$2,769	$441	$2,374	$1,587	$2,771

Net income (loss) per share basic	$(0.28)	$0.07	$0.05	$0.07	$(0.29)	$(0.03)	$(0.16)	$0.00
Net income (loss) per share diluted	$(0.28)	$0.06	$0.04	$0.06	$(0.29)	$(0.03)	$(0.16)	$0.00

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

Liquidity and Capital Resources

	As of and for the Years Ended December 31,
	2007	2006	2005
	(in thousands)
Cash, cash equivalents and short-term investments	$62,001	$30,830	$46,879
Accounts receivable, net	15,198	12,096	8,817
Cash provided by operating expenses	13,302	12,339	11,335
Cash used in investing activities (1)	(67,884)	(16,280)	(1,908)
Cash provided by (used in) financing activities	85,753	(12,108)	(2,762)

(1)           Cash used in investing activities shown net of short-term investment activity.

Cash, Cash Equivalents and Short-Term Investments

Our cash, cash equivalents and short-term investments at December 31, 2007 were held for working capital purposes and were invested primarily in money market accounts, municipal bonds, auction rate securities and variable rate demand notes.  We do not enter into investments for trading or speculative purposes.

At March 20, 2008, we held $6.2 million in auction rate securities.  Auction rate securities are variable-rate bonds tied to short-term interest rates with maturities in excess of 90 days.  Interest rates on these securities typically reset through a modified Dutch auction at predetermined short-term intervals, usually every 1, 7, 28 or 35 days.  These auctions have historically provided a liquid market for these securities.  In February and March 2008, our investment in auction rate securities of $6.2 million failed at auction due to sell orders exceeding buy orders. Our ability to liquidate our auction rate securities and fully recover the carrying value of our auction rate securities in the near term may be limited or not exist and we may in the future be required to record an impairment charge on these investments. The vast majority of our auction rate securities, including those that have failed, were rated AAA at the time of purchase. We believe we will be able to liquidate our investments without significant loss within the next year, and we currently believe these securities are not impaired, primarily due to the credit worthiness of the issuers of the underlying securities and their ability to refinance if auctions continue to fail. However, it could take until the final maturity of the underlying notes (up to 25 years) to realize its investments' recorded value.

Accounts Receivable, Net

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our service delivery and billing activity, cash collections, and changes to our allowance for doubtful accounts. We use days' sales outstanding, or DSO, calculated on a monthly basis, as a measurement of the quality and status of our receivables. We define DSO as accounts receivable divided by total revenue for the applicable period, multiplied by the number of days in the applicable period. DSO was 55 days at December 31, 2007, 51 days at December 31, 2006 and 46 days at December 31, 2005.

Operating Activities

Cash provided by operating activities primarily consists of net income (loss) adjusted for certain non-cash items including depreciation and amortization, provision for bad debt, stock-based compensation, deferred income taxes, and the effect of changes in working capital and other activities. Cash provided by operating activities for the year ended December 31, 2007 was $13.3 million, compared to $12.3 million and $11.3 million in the years ended December 31, 2006 and 2005, respectively, primarily due to increased profitability.

Investing Activities

Cash used in investing activities primarily consists of purchases of property and equipment and acquisitions of businesses. Cash used in investing activities, net of short-term investment activity, for the year ended December 31, 2007 was $67.9 million and consisted of $64.2 million for the acquisitions of TechnologyGuide.com in April 2007 and KnowledgeStorm in November 2007, net of cash acquired, $2.7 million for the purchase of property and equipment and $1.0 million to acquire certain assets of Ajaxian in February 2007.  Cash used in investing activities for the year ended December 31, 2006 was $16.3 million and consisted of $15.0 million for the acquisition of 2020software.com in May 2006 and $1.3 million for the purchase of property and equipment. Cash used in investing activities for the year ended December 31, 2005, net of short-term investment activity, was $1.9 million due primarily to $2.1 million for the purchase of property and equipment.

Financing Activities

Cash provided by financing activities for the year ended December 31, 2007 was $85.8 million.  In May 2007, we completed our initial public offering of 8.9 million shares of our common stock, of which 7.1 million shares were sold by us and 1.8 million shares were sold by stockholders of ours, all at a price to the public of $13.00 per share.  We raised a total of $91.9 million in gross proceeds from the offering, or $83.2 million in net proceeds after deducting underwriting discounts and commissions of $6.4 million and other offering costs of approximately $2.3 million.  In addition, we received proceeds from the exercise of common stock options and warrants of $2.5 million for the year ended December 31, 2007.  Cash used in financing activities for the year ended December 31, 2006 was $12.1 million and consisted of net principal payments of $13.0 million towards our bank term loan payable, offset by approximately $892,000 of proceeds from the exercise of common stock options and warrants.  Cash used in financing activities for the year ended December 31, 2005 was approximately $2.8 million and consisted of net principal payments of $3.0 million towards our bank term loan payable, offset by $238,000 of proceeds from the exercise of common stock options and warrants.

Term Loan and Credit Facility Borrowings

We previously maintained a term loan with a commercial bank under which we made borrowings net of principal repayments of $3.0 million in 2005. On August 30, 2006, we entered into a credit agreement with Citizens Bank of Massachusetts, which included a $10.0 million term loan and a $20.0 million revolving credit facility. Initial borrowings under the credit agreements were used to pay off the prior principal balance of $22.0 million and provide working capital. As of December 31, 2007, outstanding borrowings under the credit agreements were $6.0 million.

Our revolving credit facility matures on August 30, 2011. Unless earlier payment is required by an event of default, all principal and any unpaid interest will be due and payable on August 30, 2011. At our option, the revolving credit facility bears interest at either the lender's prime rate less 1.00% or the London Interbank Offered Rate, or LIBOR, plus the applicable LIBOR margin.  We are also required to pay an unused line fee on the daily unused amount of our revolving credit facility at a per annum rate of 0.25%.  As of December 31, 2007, unused availability under our revolving credit facility totaled $20.0 million.

In August 2007, we entered into an amendment to the Credit Agreement.  The amendment changes the applicable LIBOR margin from 1.50% to a sliding scale based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters.  As of December 31, 2007, the applicable LIBOR margin was 1.25%.

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

Borrowings under our credit agreements are collateralized by an interest in and lien on all of our assets and certain other guarantees and pledges. Our credit agreements contain certain affirmative and negative covenants, which require, among other things, that we meet certain financial ratio covenants and limit certain capital expenditures. We were in compliance with all covenants under the credit agreements as of December 31, 2007.

Capital Expenditures

We have made capital expenditures primarily for computer equipment and related software needed to host our websites, internal-use software development costs, as well as for leasehold improvements and other general purposes to support our growth. Our capital expenditures totaled $2.7 million, $1.3 million and $2.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. We expect to spend approximately $3.0 million in capital expenditures in 2008 primarily for website development costs, computer equipment and related software, and internal-use software development costs. We are not currently party to any purchase contracts related to future capital expenditures.

Contractual Obligations and Commitments

As of December 31, 2007, our principal commitments consist of obligations under leases for office space and principal and interest payments due under our bank term loan. The offices are leased under noncancelable operating lease agreements that expire through January 2013. The following table sets forth our commitments to settle contractual obligations in cash as of December 31, 2007:

	Payments Due By Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Bank term loan payable	$6,000	$3,000	$3,000	$-	$-
Operating leases (1)	8,620	3,125	4,833	662	-
Total	$14,620	$6,125	$7,833	$662	$-

(1)	Operating lease obligations are net of minimum sublease payments of $76,000 due under various sublease agreements that expire through July 2008.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 2 of “Notes to Consolidated Financial Statements” for recent accounting pronouncements that could have an effect on us.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.  Our market risk exposure is primarily the result of recent auction failures in the auction rate securities market, fluctuations in foreign exchange rates, and fluctuations in interest rates. We do not hold or issue financial instruments for trading purposes.

Auction Rate Securities Market Risk

At March 20, 2008, we held $6.2 million in auction rate securities.  Auction rate securities are variable-rate bonds tied to short-term interest rates with maturities in excess of 90 days.  Interest rates on these securities typically reset through a modified Dutch auction at predetermined short-term intervals, usually every 1, 7, 28 or 35 days.  These auctions have historically provided a liquid market for these securities.  In February and March 2008, our investment in auction rate securities of $6.2 million failed at auction due to sell orders exceeding buy orders. Our ability to liquidate our auction rate securities and fully recover the carrying value of our auction rate securities in the near term may be limited or not exist and we may in the future be required to record an impairment charge on these investments. The vast majority of our auction rate securities, including those that have failed, were rated AAA at the time of purchase. We believe we will be able to liquidate our investments without significant loss within the next year, and we currently believe these securities are not impaired, primarily due to the credit worthiness of the issuers of the underlying securities and their ability to refinance if auctions continue to fail. However, it could take until the final maturity of the underlying notes (up to 25 years) to realize its investments' recorded value.

Foreign Currency Exchange Risk

Our subsidiary, TechTarget Limited, was established in July 2006 and is located in London, England. As of December 31, 2007, all of our international customer agreements have been denominated in U.S. dollars, and aggregate foreign currency payments made by us through this subsidiary have been less than $200,000 during the year ended December 31, 2007. We currently believe our exposure to foreign currency exchange rate fluctuations is financially immaterial and therefore have not entered into foreign currency hedging transactions. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in the future.

Interest Rate Risk

At December 31, 2007, we had cash, cash equivalents and short-term investments totaling $62.0 million.  These amounts were invested primarily in money market accounts, municipal bonds, auction rate securities and variable rate demand notes.  The cash and cash equivalents were held for working capital purposes.  We do not enter into investments for trading or speculative purposes.  With the exception of the market risks associated with the auction rate securities, we believe we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates due to the short-term nature of these investments.  Declines in interest rates, however, would reduce future investment income.

Our exposure to market risk also relates to the amount of interest expense we must pay under our revolving credit facility. The advances under this credit facility bear a variable rate of interest determined as a function of the lender's prime rate or LIBOR.  At December 31, 2007, there were no amounts outstanding under our revolving credit facility.

Item 8.  Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm	[ ]
Consolidated Balance Sheets as of December 31, 2007 and 2006	[ ]
Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005	[ ]
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for the Years Ended December 31, 2007, 2006 and 2005	[ ]
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005	[ ]
Notes to Consolidated Financial Statements	[ ]

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
TechTarget, Inc.

We have audited the accompanying consolidated balance sheets of TechTarget, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TechTarget, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. Additionally, as discussed in Note 2 to the consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 21, 2008

TechTarget, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$10,693	$30,830
Short-term investments	51,308	-
Accounts receivable, net of allowance for doubtful accounts of $424 and $580 as of December 31, 2007 and 2006, respectively.	15,198	12,096
Prepaid expenses and other current assets	1,962	952
Deferred tax assets	2,947	1,784
Total current assets	82,108	45,662

Property and equipment, net	4,401	2,520
Goodwill	88,326	36,190
Intangible assets, net of accumulated amortization	21,939	6,066
Other assets	203	854
Deferred tax assets	2,910	1,355

Total assets	$199,887	$92,647

Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities:
Current portion of bank term loan payable	$3,000	$3,000
Accounts payable	2,919	2,928
Income taxes payable	1,031	1,854
Accrued expenses and other current liabilities	2,473	1,904
Accrued compensation expenses	2,600	2,322
Deferred revenue	3,761	2,544
Total current liabilities	15,784	14,552

Long-term liabilities:
Other liabilities	455	555
Bank term loan payable, net of current portion	3,000	6,000
Total liabilities	19,239	21,107

Commitments (Note 8)	-	-

Redeemable convertible preferred stock:
Series A redeemable convertible preferred stock - $0.001 par value; 36,009,488 shares authorized ; 0 and 35,879,971 shares issued and outstanding, liquidation preference of $0 and $30,656 at December 31, 2007 and 2006, respectively.	-	30,468
Series B redeemable convertible preferred stock - $0.001 par value; 51,470,588 shares authorized ; 0 and 51,470,588 shares issued and outstanding, liquidation preference of $0 and $88,296 at December 31, 2007 and 2006, respectively.	-	88,260
Series C redeemable convertible preferred stock - $0.001 par value; 10,141,302 shares authorized ; 0 and 10,141,302 shares issued and outstanding, liquidation preference of $0 and $18,058 at December 31, 2007 and 2006, respectively.	-	18,038
Total redeemable convertible preferred stock	-	136,766

Stockholders' equity (deficit):
Preferred stock, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value per share, 100,000,000 shares authorized; 41,081,616 and 7,969,830 shares issued and outstanding at December 31, 2007 and 2006, respectively	41	8
Additional paid-in capital	209,773	-
Warrants	13	105
Accumulated other comprehensive loss	(102)	(56)
Accumulated deficit	(29,077)	(65,283)
Total stockholders' equity (deficit)	180,648	(65,226)

Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$199,887	$92,647

See accompanying notes.

TechTarget, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	For the Years Ended December 31,
	2007	2006	2005
Revenues:
Online	$63,686	$51,176	$43,662
Events	24,254	19,708	14,595
Print	6,725	8,128	8,489
Total revenues	94,665	79,012	66,746

Cost of revenues:
Online (1)	15,575	12,988	10,476
Events (1)	8,611	6,493	6,202
Print (1)	3,788	5,339	5,322
Total cost of revenues	27,974	24,820	22,000

Gross profit	66,691	54,192	44,746

Operating expenses:
Selling and marketing (1)	28,048	20,305	18,174
Product development (1)	7,320	6,295	5,756
General and administrative (1)	12,592	8,756	7,617
Depreciation	1,610	1,144	1,792
Amortization of intangible assets	4,740	5,029	5,172
Total operating expenses	54,310	41,529	38,511

Operating income	12,381	12,663	6,235

Interest income (expense):
Interest income	2,815	1,613	1,219
Interest expense	(984)	(1,292)	(1,249)
Total interest income (expense)	1,831	321	(30)

Income before provision for (benefit from) income taxes	14,212	12,984	6,205

Provision for (benefit from) income taxes	6,046	5,811	(2,681)

Net income	$8,166	$7,173	$8,886

Net income (loss) per common share:
Basic	$0.15	$(0.46)	$(0.24)
Diluted	$0.13	$(0.46)	$(0.24)

Weighted average common shares outstanding:
Basic	28,384,303	7,824,374	7,370,680
Diluted	31,346,738	7,824,374	7,370,680

(1) Amounts include stock-based compensation expense as follows:
Cost of online revenue	$189	$87	$-
Cost of events revenue	53	31	-
Cost of print revenue	15	12	-
Selling and marketing	2,999	606	-
Product development	334	90	-
General and administrative	2,244	424	78

See accompanying notes.

TechTarget, Inc.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
(in thousands, except share and per share data)

	Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock
	Number of Shares	Redemption Value	Number of Shares	$0.001 Par Value	Number of Shares	Value	Additional Paid-In Capital	Warrants	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)

Balance, December 31, 2004	97,491,861	$115,383	8,108,248	$8	836,010	$(4,548)	$-	$364	$(33)	$-	$(58,095)	$(62,304)
Accretion of redeemable convertible preferred stock		10,621					(10,621)					(10,621)
Issuance of common stock from stock options			141,725				238					238
Deferred compensation related to nonqualified stock options							73		(73)			-
Amortization of deferred compensation									78			78
Reclassification from additional paid-in capital to accumulated deficit							10,310				(10,310)	-
Net income											8,886	8,886
Balance, December 31, 2005	97,491,861	$126,004	8,249,973	$8	836,010	$(4,548)	$-	$364	$(28)	$-	$(59,519)	$(63,723)
Accretion of redeemable convertible preferred stock		10,762					(10,762)					(10,762)
Issuance of common stock from warrants and stock options			555,867	1			1,150	(259)				892
Retirement of treasury stock			(836,010)	(1)	(836,010)	4,548	(4,547)					-
Amortization of deferred compensation									28			28
Stock-based compensation expense											1,222	1,222
Reclassification from additional paid-in capital to accumulated deficit							14,159				(14,159)	-
Comprehensive income:
Change in fair value of interest rate swap										(56)		(56)
Net income										-	7,173	7,173
Comprehensive income												7,117
Balance, December 31, 2006	97,491,861	$136,766	7,969,830	$8	-	$-	$-	$105	$-	$(56)	$(65,283)	$(65,226)
Accretion of redeemable convertible preferred stock		2,613					(2,613)				-	(2,613)
Reclassification from additional paid-in capital to accumulated deficit prior to initial public offering							2,492				(2,492)	-
Conversion of redeemable convertible preferred stock to common stock	(97,491,861)	(139,379)	24,372,953	24			108,822	356			30,532	139,734
Sale of common stock in initial public offering, net of issuance costs			7,072,097	7			83,154					83,161
Issuance of common stock from warrants, stock options and restricted stock awards			1,306,916	2			2,862	(398)				2,466
Issuance of common stock to acquire KnowledgeStorm			359,820				6,000					6,000
Excess tax benefit - stock options							3,222					3,222
Reclassification of preferred stock warrants to other liabilities							-	(50)				(50)
Stock-based compensation expense							5,834					5,834
Comprehensive income:
Change in fair value of interest rate swap										(46)		(46)
Net income											8,166	8,166
Comprehensive income												8,120
Balance, December 31, 2007	-	$-	41,081,616	$41	-	$-	$209,773	$13	$-	$(102)	$(29,077)	$180,648

See accompanying notes.

TechTarget, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended December 31,
	2007	2006	2005

Operating Activities:
Net income	$8,166	$7,173	$8,886
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,350	6,173	6,964
Provision for bad debt	78	366	(124)
Stock-based compensation	5,834	1,250	78
Non-cash interest expense	312	92	24
Deferred tax benefit	(921)	174	(2,995)
Excess tax benefit - stock options	(3,126)	-	-
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	(1,985)	(3,247)	1,161
Prepaid expenses and other current assets	1,703	(39)	(300)
Other assets	686	(774)	(83)
Accounts payable	(246)	(741)	1,204
Income taxes payable	(181)	1,539	315
Accrued expenses and other current liabilities	(855)	399	30
Accrued compensation expenses	(2,729)	446	(2,305)
Deferred revenue	373	(418)	(1,642)
Other liabilities	(157)	(54)	122
Net cash provided by operating activities	13,302	12,339	11,335

Investing activities:
Purchases of property and equipment, and other assets	(2,709)	(1,263)	(2,141)
Purchases of short-term investments	(354,729)	-	-
Proceeds from sales and maturities of short-term investments	303,421	-	33,000
Proceeds from sale of assets	-	-	233
Acquisition of assets	(1,013)	-	-
Acquisition of businesses, net of cash acquired	(64,162)	(15,017)	-
Net cash (used in) provided by investing activities	(119,192)	(16,280)	31,092

Financing activities:
Proceeds from revolving credit facility	12,000	-	-
Payments made on revolving credit facility	(12,000)	-	-
Proceeds from bank term loan payable	-	10,000	-
Payments on bank term loan payable	(3,000)	(23,000)	(3,000)
Proceeds from initial public offering, net of stock issuance costs	83,161	-	-
Excess tax benefit - stock options	3,126	-	-
Proceeds from exercise of warrants and stock options	2,466	892	238
Net cash provided by (used in) financing activities	85,753	(12,108)	(2,762)

Net increase (decrease) in cash and cash equivalents	(20,137)	(16,049)	39,665
Cash and cash equivalents at beginning of period	30,830	46,879	7,214

Cash and cash equivalents at end of period	$10,693	$30,830	$46,879

Supplemental disclosure of cash flow information:
Cash paid for interest	$620	$1,286	$1,192
Cash paid for taxes	$4,484	$4,165	$-

Supplemental disclosure of non-cash investing activities:
Issuance of common stock in connection with KnowledgeStorm acquisition	$6,000	$-	$-

See accompanying notes.

TechTarget, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006 and 2005
(In thousands, except share and per share data)

1. Organization and Operations

TechTarget, Inc. (the Company) is a leading provider of specialized online content that brings together buyers and sellers of corporate information technology, or IT, products. The Company sells customized marketing programs that enable IT vendors to reach corporate IT decision makers who are actively researching specific IT purchases.

The Company’s integrated content platform consists of a network of approximately 50 websites that are complemented with targeted in-person events and two specialized IT magazines. Throughout all stages of the purchase decision process, these content offerings meet IT professionals' needs for expert, peer and IT vendor information, and provide a platform on which IT vendors can launch targeted marketing campaigns that generate measurable, high return on investment (ROI). As IT professionals have become increasingly specialized, they have come to rely on our sector-specific websites for purchasing decision support. The Company’s content enables IT professionals to navigate the complex and rapidly changing IT landscape where purchasing decisions can have significant financial and operational consequences. Based upon the logical clustering of users' respective job responsibilities and the marketing focus of the products that the Company’s customers are advertising, content offerings are currently categorized across eleven distinct media groups: Application Development; Channel; CIO and IT Management; Data Center; Enterprise Applications; Laptops and Mobile Technology; Networking; Security; Storage; Vertical Software; and Windows and Distributed Computing.

In May 2007, the Company completed its initial public offering of 8.9 million shares of its common stock, which is more fully described in Note 10 to the consolidated financial statements.

2. Summary of Significant Accounting Policies

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the consolidated financial statements.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, which include KnowledgeStorm, Inc., Bitpipe, Inc., TechTarget Securities Corporation and TechTarget, Ltd. KnowledgeStorm, Inc. was acquired by the Company on November 6, 2007 and is a leading online search resource providing vendor generated content targeted toward corporate IT professionals.  Bitpipe, Inc. is a leading provider of in-depth IT content including white papers, product literature, and case studies from IT vendors. TechTarget Securities Corporation is a Massachusetts Securities Corporation incorporated in 2004. TechTarget, Ltd. is a subsidiary doing business principally in the United Kingdom. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition

The Company generates substantially all of its revenue from the sale of targeted advertising campaigns that are delivered via its network of websites, events and print publications. Revenue is recognized in accordance with Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, and Financial Accounting Standards Board's (FASB) Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements With Multiple Deliverables. Revenue is recognized only when the service has been provided and when there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the receivable is reasonably assured.

Online Media.  Revenue for online media offerings is recognized for specific online media offerings as follows:

-	White Papers. White paper revenue is recognized ratably in the period in which the white paper is available on the Company's websites.

-
Webcasts and Podcasts.  Webcast revenue is recognized in the period in which the webcast occurs. Podcast revenue is recognized in the period in which it is posted and becomes available on the Company's websites.

-	Software Package Comparisons. Software package comparison revenue is recognized ratably in the period in which the software information is available on the Company's websites.

-	Dedicated E-mails and E-newsletters. Dedicated e-mail and e-newsletter revenue is recognized in the period in which the e-mail or e-newsletter is sent to registered members.

-	List Rentals. List rental revenue is recognized in the period in which the e-mails are sent to the list of registered members.

-	Banners. Banner revenue is recognized in the period in which the banner impressions occur.

The Company offers customers the ability to purchase integrated ROI program offerings, which can include any of its online media offerings packaged together to address the particular customer's specific advertising requirements. As part of these offerings, the Company will guarantee a minimum number of qualified sales leads to be delivered over the course of the advertising campaign. Throughout the advertising campaign, revenue is recognized as individual offerings are delivered, and the lead guarantee commitments are closely monitored to assess campaign performance. If the minimum number of qualified sales leads is not met by the scheduled completion date of the advertising campaign, the advertising campaign is extended, and the Company will defer recognition of revenue in an amount equal to the value of the estimated inventory that will be required to fulfill the guarantee. These estimates are based on the Company's extensive experience in managing and fulfilling these integrated ROI program offerings. Typically, shortfalls in fulfilling lead guarantees before the scheduled completion date of an advertising campaign are satisfied within an average of 45 days of such scheduled completion date.

As of December 31, 2007, substantially all of the integrated ROI program offerings that have guaranteed a minimum number of qualified sales leads have been delivered within the original contractual term. Historically, integrated ROI program offerings have not required a deferral of more than $25,000 in any quarter during 2007, nor has the Company been required to refund or extend payment terms to customers to account for these guarantees. These integrated ROI program offerings represented approximately 35% and 29% of online revenues, and 23% and 19% of total revenues for the years ended December 31, 2007 and 2006, respectively.

Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue.

While each online media offering can be sold separately, most of the Company's online media sales involve multiple online offerings. At inception of the arrangement the Company evaluates the deliverables to determine whether they represent separate units of accounting under EITF Issue No. 00-21. Deliverables are deemed to be separate units of accounting if all of the following criteria are met: the delivered item has value to the customer on a standalone basis; there is objective and reliable evidence of the fair value of the item(s); and delivery or performance of the item(s) is considered probable and substantially in our control. The Company allocates revenue to each unit of accounting in a transaction based upon its fair value as determined by vendor objective evidence. Vendor objective evidence of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those online media offerings when sold to other similar customers. If vendor objective evidence of fair value has not been established for all items under the arrangement, no allocation can be made, and the Company recognizes revenue on all items over the term of the arrangement.

Event Sponsorships.  Sponsorship revenues from events are recognized upon completion of the event in the period that the event occurs. Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue. The majority of the Company's events are free to qualified attendees, however certain of the Company's events are based on a paid attendee model. Revenue is recognized for paid attendee events upon completion of the event and receipt of payment from the attendee. Deferred revenue relates to collection of the attendance fees in advance of the event.

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

As required by SFAS No. 142, goodwill and indefinite-lived intangible assets are not amortized, but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life are amortized over their useful lives using the straight-line method over periods ranging from one to nine years, and are reviewed for impairment when events or changes in circumstances suggest that the assets may not be recoverable under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company performs its annual test of impairment of goodwill on December 31st of each year, and whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. Based on this evaluation, the Company believes that, as of each of the balance sheet dates presented, none of the Company's goodwill or other long-lived assets was impaired.

Allowance for Doubtful Accounts

The Company reduces gross trade accounts receivable by an allowance for doubtful accounts. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company reviews its allowance for doubtful accounts on a regular basis and all past due balances are reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions for allowance for doubtful accounts are recorded in general and administrative expenses.

Below is a summary of the changes in the Company's allowance for doubtful accounts for the years ended December 31, 2007, 2006, and 2005.

	Balance at Beginning of Period	Provision	Write-offs	Balance at End of Period
Year ended December 31, 2005	$779	$(124)	$(155)	$500
Year ended December 31, 2006	$500	$366	$(286)	$580
Year ended December 31, 2007	$580	$78	$(234)	$424

Property and Equipment

Property and equipment is stated at cost. Property and equipment acquired through acquisitions of businesses are initially recorded at fair value. Depreciation is calculated on the straight-line method based on the month the asset is placed in service over the following estimated useful lives:

Estimated Useful Life
Furniture and fixtures	5 years
Computer equipment and software	2-3 years
Internal-use software and website development costs	3-4 years
Leasehold improvements	Shorter of useful life or life of lease

Property and equipment consists of the following:

	As of December 31,
	2007	2006
Furniture and fixtures	$1,291	$771
Computer equipment and software	6,739	9,487
Leasehold improvements	1,115	691
Internal-use software and website development costs	2,508	1,558
	11,653	12,507
Less: Accumulated depreciation	(7,252)	(9,987)
	$4,401	$2,520

Depreciation expense was $1,610, $1,144 and $1,792 for the years ended December 31, 2007, 2006 and 2005, respectively. Repairs and maintenance charges that do not increase the useful life of the assets are charged to operations as incurred. Effective January 1, 2006, the Company changed the estimated useful life for computer equipment and software from two years to three years to more closely approximate the service lives of computer equipment and software assets placed in service to date. The change in accounting estimate did not have a material effect on the Company's results from operations for the year ended December 31, 2006. Management does not expect this change in accounting estimate to have a material effect on results of operations in future periods.  During 2007, the Company reviewed its fixed assets and wrote off approximately $5.8 million of fully depreciated assets that were no longer in service.

Internal Use Software and Website Development Costs

The Company accounts for website development costs according to the guidance in the EITF Issue No. 00-2, Accounting for Web Site Development Costs, which requires that costs incurred during the development of website applications and infrastructure involving developing software to operate a website be capitalized.  Additionally, all costs relating to internal use software are accounted for under Statement of Position (SOP) 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use.  The estimated useful life of costs capitalized is evaluated for each specific project.  Capitalized internal use software and website development costs are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  An impairment loss shall be recognized only if the carrying amount of the asset is not recoverable and exceeds its fair value.  The Company capitalized internal-use software and website development costs of $950, $659 and $495 for the years ended December 31, 2007, 2006 and 2005, respectively.

Concentrations of Credit Risk and Off-Balance Sheet Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist mainly of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents principally in accredited financial institutions of high credit standing. The Company routinely assesses the credit worthiness of its customers. The Company generally has not experienced any significant losses related to individual customers or groups of customers in any particular industry or area. The Company does not require collateral. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company's accounts receivable.

No single customer represented 10% or more of total accounts receivable at December 31, 2007.  One customer accounted for 15% of total accounts receivable at December 31, 2006. No other customer represented 10% or more of total accounts receivable at December 31, 2006.  No single customer accounted for more than 10% of revenue for the year ended December 31, 2007.  One customer accounted for 11% of revenue for the year ended December 31, 2006. No other customer accounted for more than 10% of revenue for the year ended December 31, 2006. During fiscal year 2005, no single customer accounted for greater than 10% of the Company's total revenue.

Derivative Instruments

The Company has adopted the accounting and disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires that all derivative instruments be recorded on the consolidated balance sheet at their fair value. In September, 2006, the Company entered into an interest rate swap agreement to mitigate interest rate fluctuations on its variable rate bank term loan, as further described in Note 7. Under SFAS No. 133, the interest rate swap agreement is deemed to be a cash flow hedge and qualifies for hedge accounting using the shortcut method. Accordingly, changes in the fair value of the interest rate swap agreement are recorded in "accumulated other comprehensive loss" on the consolidated statements of redeemable convertible preferred stock and stockholders' deficit. The Company has no foreign exchange contracts, option contracts, or other hedging arrangements.

Advertising Expense

Advertising expense primarily includes promotional expenditures and are expensed as incurred. Advertising expense was $30, $102 and $129 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Stock-Based Compensation

At December 31, 2005, the Company had one stock-based employee compensation plan which is more fully described in Note 11. Through December 31, 2005, the Company accounted for its stock-based awards to employees using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Under the intrinsic value method, compensation expense is measured on the date of the grant as the difference between the deemed fair value of the Company's common stock and the exercise or purchase price multiplied by the number of stock options or restricted stock awards granted.

Through December 31, 2005, the Company accounted for stock-based compensation expense for non-employees using the fair value method prescribed by SFAS No. 123 and the Black-Scholes option-pricing model, and recorded the fair value of non-employee stock options as an expense over the vesting term of the option.

In December 2004, FASB issued SFAS No. 123(R), which requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. The Company adopted SFAS No. 123(R) effective January 1, 2006. SFAS No. 123(R) requires nonpublic companies that used the minimum value method in SFAS No. 123 for either recognition or pro forma disclosures to apply SFAS No. 123(R) using the prospective-transition method. As such, the Company will continue to apply APB Opinion No. 25 in future periods to equity awards outstanding at the date of SFAS No. 123(R)'s adoption that were measured using the minimum value method. In accordance with SFAS No. 123(R), the Company will recognize the compensation cost of employee stock-based awards using the straight line method over the vesting period of the award. Effective with the adoption of SFAS No. 123(R), the Company has elected to use the Black-Scholes option pricing model to determine the fair value of stock-based awards granted.

Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income (loss) and its components in financial statements. Comprehensive income (loss) is defined to include all changes in equity during a period, except those resulting from investments by stockholders and distributions to stockholders. Other comprehensive income (loss) includes changes in the fair value of the Company’s interest rate swap.  For the year ended December 31, 2005, comprehensive income (loss) was equal to the reported net income (loss).

Net Income (Loss) Per Share

The Company calculates net income (loss) per share in accordance with SFAS No. 128, Earnings Per Share (SFAS No. 128). Through May 17, 2007, the Company calculated net income per share in accordance with SFAS No. 128, as clarified by EITF Issue No. 03-6, Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share. EITF Issue No. 03-6 clarifies the use of the "two-class" method of calculating earnings per share as originally prescribed in SFAS No. 128. Effective for periods beginning after March 31, 2004, EITF Issue No. 03-6 provides guidance on how to determine whether a security should be considered a "participating security" for purposes of computing earnings per share and how earnings should be allocated to a participating security when using the two-class method for computing basic earnings per share. The Company determined that its convertible preferred stock represented a participating security and therefore adopted the provisions of EITF Issue No. 03-6.

Under the two-class method, basic net income (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted-average number of common shares outstanding for the fiscal period. Diluted net income (loss) per share is computed using the more dilutive of (a) the two-class method or (b) the if-converted method. The Company allocates net income first to preferred stockholders based on dividend rights under the Company's charter and then to preferred and common stockholders based on ownership interests. Net losses are not allocated to preferred stockholders.

As of May 16, 2007, the effective date of the Company’s initial public offering, the Company transitioned from having two classes of equity securities outstanding, common and preferred stock, to a single class of equity securities outstanding, common stock, upon automatic conversion of shares of redeemable convertible preferred stock into shares of common stock.  In calculating diluted earnings per share for the period January 1, 2007 to May 16, 2007 shares related to redeemable convertible preferred stock were excluded because they were anti-dilutive. In calculating diluted earnings per share for 2006 and 2006 shares related to redeemable convertible preferred stock and outstanding stock options and warrants were excluded because they were anti-dilutive.

Subsequent to the Company's initial public offering, basic earnings per share is computed based only on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential future issuances of common stock relating to stock option programs and other potentially dilutive securities using the treasury stock method. In calculating diluted earnings per share, the dilutive effect of stock options is computed using the average market price for the respective period. In addition, under SFAS No. 123(R), the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options that are in-the-money. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of stock options.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share is as follows:

	For the Years Ended December 31,
	2007	2006	2005
Numerator:
Net income	$8,166	$7,173	$8,886

Accretion of preferred stock dividends	3,948	10,762	10,621
Total net income applicable to preferred stockholders	3,948	10,762	10,621

Net income (loss) applicable to common stockholders	$4,218	$(3,589)	$(1,735)

Denominator:
Basic:
Weighted average shares of common stock outstanding	28,384,303	7,824,374	7,370,680

Diluted:
Weighted average shares of common stock outstanding	28,384,303	7,824,374	7,370,680
Effect of potentially dilutive shares	2,962,435	-	-
Total weighted average shares of common stock outstanding	31,346,738	7,824,374	7,370,680

Calculation of Net Income Per Common Share:
Basic:
Net income (loss) applicable to common stockholders	$4,218	$(3,589)	$(1,735)
Weighted average shares of stock outstanding	28,384,303	7,824,374	7,370,680
Net income (loss) per common share	$0.15	$(0.46)	$(0.24)

Diluted:
Net income (loss) applicable to common stockholders	$4,218	$(3,589)	$(1,735)
Weighted average shares of stock outstanding	31,346,738	7,824,374	7,370,680
Net income (loss) per common share	$0.13	$(0.46)	$(0.24)

Recent Accounting Pronouncements

In December 2007, the FASB released SFAS No. 141 (revised 2007), Business Combinations, or SFAS No. 141R, which replaces FASB Statement No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination.  SFAS No. 141R is to be applied prospectively to business combinations for which the acquisition date is on or after an entity's fiscal year that begins after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141R on its consolidated financial position and results of operations.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, our board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS No. 157 in 2008 to have a material impact on its results of operations or financial position.

3. Acquisitions

KnowledgeStorm, Inc.

On November 6, 2007 the Company acquired KnowledgeStorm, Inc. (KnowledgeStorm), which was a privately held company based in Alpharetta, Georgia, for $51,730 in cash and 359,820 shares of unregistered common stock of TechTarget valued at $6,000, as well as $230 in transaction costs.  KnowledgeStorm is a leading online search resource providing vendor generated content addressing corporate IT professionals. KnowledgeStorm offers IT marketers products with a lead generation and branding focus to reach these corporate IT professionals throughout the purchasing decision process. The acquisition of KnowledgeStorm strengthens the Company’s industry leadership position and increases its scale, customer penetration and product offerings for advertisers. Once KnowledgeStorm has been fully integrated, the Company feels that cost savings can be achieved as a result of sales and operating efficiencies from the combined operations.  Additionally, the Company anticipates that integration of KnowledegeStorm employees into its workforce will increase its capabilities against product development, product management and search engine optimization and marketing.

The Company applied the guidance included in EITF Issue No. 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or a Business, to conclude that the acquisition of KnowledgeStorm constituted the acquisition of a business.  In connection with the acquisition, the Company recorded $45,101 of goodwill and $11,620 of other intangible assets related to customer relationships, technology, trade name, customer backlog and non-compete agreements with estimated useful lives ranging from 12 to 108 months.  Of the goodwill recorded in conjunction with the acquisition, none is deductible for income tax purposes.

  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

As of November 6, 2007
Cash and cash equivalents	$2,813
Current assets	1,328
Property and equipment, net	782
Other assets	39
Deferred tax assets	1,797
Intangible assets	11,620
Goodwill	45,101
Total assets acquired	63,480
Total liabilities assumed	(5,520)
Net assets acquired	$57,960

Within approximately thirty days from the acquisition date, the Company’s management completed its reorganization plan to consolidate KnowledgeStorm operations.  Liabilities assumed in the acquisition include approximately $627 of involuntary termination benefits payable to terminated employees through May 2008, as well as approximately $111 of costs associated with exiting certain operating leases on office space leased by KnowledgeStorm under noncancelable leases that expire through December 2008.  As of December 31, 2007, approximately $616 remained payable under these obligations, all of which is expected to be paid by December 31, 2008.

The estimated fair value of $11,620 of acquired intangible assets is assigned as follows:

	Useful Life	Estimated Fair Value
Customer relationship intangible asset	108 months	$4,770
Member database intangible asset	60 months	4,060
Trade name intangible asset	84 months	1,100
Customer order backlog intangible asset	12 months	940
SEO/SEM process intangible asset	36 months	690
Non-compete agreement intangible asset	12 months	60

Total intangible assets		$11,620

The Company engaged a third party valuation specialist to assist management in determining the fair value of the acquired assets of KnowledgeStorm.  To value the customer relationship and backlog intangible assets, an income approach was used, specifically a variation of the discounted cash-flow method. The projected net cash flows for KnowledgeStorm were tax affected using an effective rate of 41% and then discounted using a discount rate of 20.6%.  Additionally, the present value of the sum of projected tax benefits was added to arrive at the total fair value of the customer relationship and backlog intangible assets. To value the member database intangible asset, a replacement cost methodology approach was used.  The replacement cost of the member database was determined by applying the actual costs incurred to register a new member to the total number of registered members in the acquired database.  Additionally, opportunity costs and the present value of the sum of projected tax benefits were added to arrive at the total fair value of the member database intangible asset. To value the trade name intangible asset a relief from royalty method was used to estimate the pre-tax royalty savings to the Company related to the KnowledgeStorm trade name.  The projected net cash flows from the pre-tax royalty savings were tax affected using an effective rate of 41% and then discounted using a discount rate of 20.6% to calculate the value of the trade name intangible asset.  To value the Search Engine Optimization (SEO)/ Search Engine Marketing (SEM) process intangible asset, a comparative business valuation method was used.  Based on an expected life of three years, management projected net cash flows for the Company with and without the SEO/SEM process in place.  The present value of the sum of the difference between the net cash flows with and without the SEO/SEM process in place was calculated using a discount rate of 20.6%. Additionally, the present value of the sum of projected tax benefits was added to arrive at the total fair value of the SEO/SEM process intangible asset.

The following pro forma results of operations for the years ended December 31, 2007 and 2006 have been prepared as though the acquisition of KnowledgeStorm had occurred on January 1, 2006.  This pro forma unaudited financial information is not indicative of the results of operations that may occur in the future.

	Years Ended December 31,
	2007	2006

Total revenues	$108,315	$95,041

Net income	$1,815	$3,002

Net loss per common share:
Basic and diluted	$(0.07)	$(0.95)

Results of operations for KnowledgeStorm have been included in the Company’s results of operations since the acquisition date of November 6, 2007.

TechnologyGuide, Inc.

On April 26, 2007, the Company acquired substantially all of the assets of TechnologyGuide, Inc. (TechGuide), which was a privately-held company based in Cincinnati, OH, for $15,000 in cash, plus $15 in acquisition related transaction costs.  TechGuide is a network of five online websites which includes; Notebookreview.com, Brighthand.com, TabletPCReview.com, DigitalCameraReview.com and SpotStop.com.  The websites offer independent product reviews, price comparisons, and forum-based discussions for selected technology products.  The acquisition provides the Company with opportunities for growth within the laptop/notebook PC and "smart phone" markets in which it currently does not have a material presence.

The Company applied the guidance included in EITF Issue No. 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or a Business, to conclude that the acquisition of TechGuide constituted the acquisition of a business.  In connection with this acquisition, the Company recorded $7,035 of goodwill and $7,980 of intangible assets related to developed websites, customer relationships, and non-compete agreements with estimated useful lives ranging from 36 to 72 months.

The estimated fair value of $7,980 of acquired intangible assets is assigned as follows:

	Useful Life	Estimated Fair Value
Developed websites intangible asset	72 months	$5,400
Customer relationship intangible asset	60 months	1,790
Non-compete agreements intangible asset	36 months	790

Total intangible assets		$7,980

The Company engaged a third party valuation specialist to assist management in determining the fair value of the acquired assets of TechGuide.  To value the websites and customer relationship intangible assets, an income approach was used, specifically a variation of the discounted cash-flow method.  For the websites intangible asset, expenses and income taxes were deducted from estimated revenues attributable to the existing websites.  For the customer relationship intangible asset, expenses and income taxes were deducted from estimated revenues attributable to the existing customers.  The projected net cash flows for each were then tax affected using an effective rate of 41% and then discounted using a discount rate of 22.3% to determine the value of the intangible assets, respectively.  Additionally, the present value of the sum of projected tax benefits was added to arrive at the total fair value of the intangible assets, respectively.  To value the non-compete agreements a comparative business valuation method was used. Based on non-compete terms of 36 months, management projected net cash flows for the Company with and without the non-compete agreements in place. The present value of the sum of the difference between the net cash flows with and without the non-compete agreements in place was calculated, based on a discount rate of 22.3%.

Results of operations for TechGuide have been included in the Company’s results of operations since the acquisition date of April 26, 2007.

Ajaxian.com

On February 27, 2007, the Company acquired substantially all of the assets of Ajaxian, Inc. (Ajaxian) for a purchase price of $1,013 in cash.  Ajaxian is a provider of a website and two events dedicated to providing information and support for the community of developers for “Ajax” (Asynchronous Javascript and XML), a web development technique for creating interactive web applications.

The Company applied the guidance included in EITF Issue No. 98-3 to conclude that the acquisition of Ajaxian constituted the acquisition of assets.  The Company did not acquire any tangible assets from Ajaxian.  The following table summarizes the estimated fair value of the intangible assets acquired by the Company at the date of acquisition:

	Useful Life	Estimated Fair Value
Customer relationship intangible asset	48 months	$552
Non-compete agreement intangible asset	36 months	335
Trade name intangible asset	60 months	126

Total intangible assets		$1,013

Contingent payments of $150 in May 2008 and $250 in May 2009 are due if certain event revenue and website traffic milestones are met as defined in the purchase agreement.  Operating expense will be recorded in the period in which payment of these respective obligations becomes probable under the terms of the agreement.

2020Software.com

On May 3, 2006, the Company acquired substantially all of the assets associated with 2020Software.com (2020Software), which was a privately-held company based in Los Angeles, California, for $15,000 in cash, plus $17 in acquisition related transaction costs. 2020Software is a website focused on providing detailed feature-comparison information and access to trial software for businesses seeking trial versions of customer relationship management, accounting, and other business software. The acquisition provides the Company with an opportunity for growth within segments and in other markets in which it currently does not have a presence, primarily vertical software applications and enterprise markets.

The Company applied the guidance included in EITF Issue No. 98-3 to conclude the acquisition of 2020Software constituted the acquisition of a business. In connection with this acquisition, the Company purchased $397 of accounts receivable, recorded $9,440 million of goodwill and recorded $5,180 million of intangible assets related to customer relationships, customer order backlog and a non-compete agreement, with estimated useful lives ranging from one to five years.

The estimated fair value of $5,180 million of acquired intangible assets is assigned as follows:

	Useful Life	Estimated Fair Value
Customer relationship intangible asset	60 months	$4,170
Non-compete agreement intangible asset	36 months	550
Customer order backlog intangible asset	12 months	460

Total intangible assets		$5,180

The Company engaged a third party valuation specialist to assist management in determining the fair value of the acquired assets of 2020Software. To value the customer relationship and backlog intangible assets, an income approach was used, specifically a variation of the discounted cash-flow method. The projected net cash flows for 2020Software were tax affected using an effective rate of 40% and then discounted using a discount rate of 20.1% to calculate the value of the customer relationship and backlog intangible assets. Additionally, the present value of the sum of projected tax benefits was added to arrive at the total fair value of the customer relationship and backlog intangible assets. To value the non-compete agreement a comparative business valuation method was used. Based on a non-compete term of 36 months, management projected net cash flows for the Company with and without the non-compete agreement in place. The present value of the sum of the difference between the net cash flows with and without the non-compete agreement in place was calculated, based on a discount rate of 20.1%.

4. Cash, Cash Equivalents and Short-Term Investments

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less at date of purchase.  Cash equivalents are carried at cost, which approximates their fair market value.  Cash and cash equivalents consisted of the following:

	As of December 31,
	2007	2006
Cash	$6,714	$3,262
Money market funds	3,979	5,935
Commercial paper corporate debt securities	-	21,633
Total cash and cash equivalents	$10,693	$30,830

As of December 31, 2007, short-term investments consist of municipal bonds, auction rate securities and variable rate demand notes.  Auction rate securities are variable-rate bonds tied to short-term interest rates with maturities in excess of 90 days.  Interest rates on these securities typically reset through a modified Dutch auction at predetermined short-term intervals, usually every 1, 7, 28 or 35 days.  Variable rate demand notes are long-term, taxable, or tax-exempt bonds issued on a variable rate basis that can be tendered by the Company for purchase at par whenever interest rates reset, usually every 7 days.  Despite the long-term nature of the stated contractual maturities of these variable rate demand notes, the Company has the intent and, except as discussed below, the ability to quickly liquidate these securities.  Auction rate securities and variable rate demand notes are recorded at fair market value, which approximates cost because of their short-term interest rates.

The Company’s short-term investments are accounted for as available for sale securities under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.  These investments are recorded at fair market value, which approximates cost, therefore the Company has no realized or unrealized gains or losses from these investments.

Short-term investments consisted of the following:

	As of December 31,
	2007	2006
Municipal bonds	$19,808	$-
Auction rate securities	17,000	-
Variable rate demand notes	14,500	-
Total short-term investments	$51,308	$-

As of December 31, 2007, auction rate securities have maturity dates that range from 2008 to 2032.  Municipal bonds and variable rate demand notes all have contractual maturity dates within one year. All income generated from these short-term investments is recorded as interest income.

At March 27, 2008, the Company held $6.2 million in auction rate securities. Dutch auctions have historically provided a liquid market for these securities.  In February and March 2008, the Company’s investment in auction rate securities of $6.2 million failed at auction due to sell orders exceeding buy orders. The Company's ability to liquidate its auction rate securities and fully recover the carrying value of its auction rate securities in the near term may be limited or not exist and the Company may in the future be required to record an impairment charge on these investments. The vast majority of the Company's auction rate securities, including those that have failed, were rated AAA at the time of purchase. The Company believes it will be able to liquidate its investments without significant loss within the next year, and the Company currently believes these securities are not impaired, primarily due to the credit worthiness of the issuers of the underlying securities and their ability to refinance if auctions continue to fail. However, it could take until the final maturity of the underlying notes (up to 25 years) to realize its investments' recorded value.

5. Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006, are as follows:

	As of December 31,
	2007	2006
Balance as of beginning of period	$36,190	$26,535
Goodwill acquired during the period	52,136	9,440
Adjustments	-	215
Balance as of end of period	$88,326	$36,190

6. Intangible Assets

The following table summarizes the Company's intangible assets, net:

		As of December 31, 2007
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer, affiliate and advertiser relationships	1 - 9	$19,077	$(9,140)	$9,937
Developed websites, technology and patents	3 - 6	5,976	(1,176)	4,800
Trademark, trade name and domain name	5 - 7	1,994	(521)	1,473
Proprietary user information database and Internet traffic	3 - 5	4,750	(174)	4,576
Non-compete agreements	1 - 3	1,735	(582)	1,153

Total intangible assets		$33,532	$(11,593)	$21,939

		As of December 31, 2006
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer, affiliate and advertiser relationships	1 - 5	$11,025	$(6,010)	$5,015
Developed websites, technology and patents	3	576	(400)	176
Trademark, trade name and domain name	5	768	(321)	447
Non-compete agreements	3	550	(122)	428

Total intangible assets		$12,919	$(6,853)	$6,066

Intangible assets are amortized over their estimated useful lives, which range from one to nine years, using methods of amortization that are expected to reflect the estimated pattern of economic use. The remaining amortization expense will be recognized over a weighted-average period of approximately 3.2 years.

Amortization expense was $4,740, $5,029 and $5,172 for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company expects amortization expense of intangible assets to be as follows:

Years Ending December 31:	Amortization Expense
2008	$5,232
2009	4,565
2010	4,052
2011	3,083
2012	2,387
Thereafter	2,620
$21,939

7. Bank Term Loan Payable

The Company previously maintained a term loan and security agreement (the "Bank Term Loan") with a bank. The outstanding balance due under the Bank Term Loan was $22.0 million at December 31, 2005. In August 2006, the Company entered into a credit agreement (the "Credit Agreement") with a commercial bank, which included a $10.0 million term loan (the "Term Loan") and a $20.0 million revolving credit facility (the "Revolving Credit Facility"). Initial borrowings under the Term Loan were used to repay the remaining principal and accrued interest balance of the Bank Term Loan.

The Revolving Credit Facility matures on August 30, 2011. Unless earlier payment is required by an event of default, all principal and unpaid interest will be due and payable on August 30, 2011. At the Company's option, the Revolving Credit Facility bears interest at either the Prime Rate less 1.00% or the LIBOR rate plus the applicable LIBOR margin. The Company is also required to pay an unused line fee on the daily unused amount of its Revolving Credit Facility at a per annum rate of 0.25%. As of December 31, 2007, unused availability under the Revolving Credit Facility totaled $20.0 million.

In August 2007, the Company entered into an amendment to the Credit Agreement.  The amendment changes the applicable LIBOR margin from 1.50% to a sliding scale based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters.  As of December 31, 2007, the applicable LIBOR margin was 1.25%.

The Term Loan requires 39 consecutive monthly principal payments of $250, plus interest, beginning on September 30, 2006 through December 30, 2009. As of December 31, 2007, the outstanding balance due under the Term Loan was $6.0 million. There was no accrued interest on the Term Loan at December 31, 2007.

In September 2006, the Company entered into an interest rate swap agreement with a commercial bank to mitigate the interest rate fluctuations on the Term Loan. With this interest rate swap agreement in place, the Company has fixed the annual interest rate at 6.98% for the Term Loan. The interest rate swap agreement terminates in December 2009. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the interest rate swap agreement is deemed to be a cash flow hedge and qualifies for special accounting using the shortcut method. Accordingly, changes in the fair value of the interest rate swap agreement are recorded in "accumulated other comprehensive loss" on the consolidated statements of redeemable convertible preferred stock and stockholders' equity (deficit). As of December 31, 2007 and 2006, the fair value of the cash flow hedge was $102 and $56, respectively, and is recorded in other liabilities.

Borrowings under the Credit Agreement are collateralized by a security interest in substantially all assets of the Company. Covenants governing the Credit Agreement require the maintenance of certain financial ratios. The Company was in compliance with all financial covenants as of December 31, 2007.

The future maturities of the Term Loan agreement at December 31, 2007 are as follows:

Years Ending December 31:	Principal Payments
2008	3,000
2009	3,000
$6,000
Less current portion	(3,000)
$3,000

8. Commitments and Contingencies

Operating Leases

The Company conducts its operations in leased office facilities under various noncancelable operating lease agreements that expire through January, 2013. Certain of the Company's operating leases include escalating payment amounts and are renewable for varying periods. In accordance with SFAS No. 13, Accounting for Leases, the Company is recognizing the related rent expense on a straight-line basis over the term of the lease. Total rent expense under these leases was approximately $1,775, $1,447 and $1,348 for the years ended December 31, 2007, 2006 and 2005, respectively.

Future minimum lease payments under noncancelable operating leases at December 31, 2007, net of minimum sublease rental payments of $76 are as follows:

Years Ending December 31:	Minimum Lease Payments
2008	$3,125
2009	3,049
2010	1,191
2011	593
2012	611
Thereafter	51
$8,620

Litigation

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation.  At December 31, 2007 and 2006, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

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

In April 2007, the Board approved the 2007 Stock Option and Incentive Plan (the 2007 Plan), which was approved by the stockholders and became effective upon the consummation of the Company’s IPO in May 2007. Effective upon the consummation of the IPO, no further awards will be made pursuant to the 1999 Plan, but any outstanding awards under the 1999 Plan will remain in effect and will continue to be subject to the terms of the 1999 Plan.  The 2007 Plan allows the Company to grant ISOs, NSOs, stock appreciation rights, deferred stock awards, restricted stock and other awards.  Under the 2007 Plan, stock options may not be granted at less than fair market value on the date of grant, and grants generally vest over a four year period.  Stock options granted under the 2007 Plan expire no later than ten years after the grant date.  The Company has reserved for issuance an aggregate of 2,911,667 shares of common stock under the 2007 Plan plus an additional annual increase to be added automatically on January 1 of each year, beginning on January 1, 2008, equal to the lesser of (a) 2% of the outstanding number of shares of common stock (on a fully-diluted basis) on the immediately preceding December 31 and (b) such lower number of shares as may be determined by our compensation committee.  The number of shares available for issuance under the 2007 Plan is subject to adjustment in the event of a stock split, stock dividend or other change in capitalization.  Generally, shares that are forfeited or canceled from awards under the 2007 Plan also will be available for future awards.  In addition, shares subject to stock options returned to the 1999 Plan, as a result of their expiration, cancellation or termination, are automatically made available for issuance under the 2007 Plan.  As of December 31, 2007 a total of 1,475,768 shares were available for grant under the 2007 Plan.

Stock Options

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an option award.  The Company calculated the fair values of the options granted using the following assumptions:

	Years Ended December 31,
	2007	2006	2005
Expected volatility	47% - 50%	57% - 63%	-%
Expected term (in years)	6.25 years	6.25 years	6.20 years
Risk-free interest rate	3.62% - 5.04%	4.68% - 5.05%	4.00% - 4.47%
Expected dividend yield	-%	-%	-%
Weighted-average grant date fair value per share	$7.35	$4.48	$1.52

As there was no public market for the Company’s common stock prior to the Company's IPO in May 2007, and limited historical information on the volatility of its common stock since the date of the Company’s IPO, the Company determined the volatility for options granted in 2007 and 2006 based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies for a period equal to the expected life of the option.  The expected life of options has been determined utilizing the "simplified" method as prescribed by the SEC's Staff Accounting Bulletin No. 107, Share-Based Payment.  The risk-free interest rate is based on a zero coupon United States treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas SFAS No. 123 permitted companies to record forfeitures based on actual forfeitures, which was the Company’s historical policy under SFAS No. 123.  As a result, the Company applied an estimated forfeiture rate, based on its historical forfeiture experience during the previous six years, of 8.40% in determining the expense recorded in 2006.  In 2007, the Company changed the estimated forfeiture rate from 8.40% to 4.00% based on a decrease in its historical forfeiture experience during the previous two years.  The Company applied the new forfeiture rate of 4.00% in determining the expense recorded in 2007.

The Company has historically granted stock options at exercise prices no less than the fair market value as determined by the Board, with input from management. The Board exercised judgment in determining the estimated fair value of the Company's common stock on the date of grant based on a number of objective and subjective factors, including operating and financial performance, external market conditions affecting the Company's industry sector, an analysis of publicly-traded peer companies, the prices at which shares of convertible preferred stock were sold, the superior rights and preferences of securities senior to common stock at the time of each grant and the likelihood of achieving a liquidity event such as an initial public offering or sale of the Company. On April 18, 2006, July 25, 2006 and September 27, 2006 the Board granted stock options to purchase an aggregate of 167,000, 9,000 and 4,017,500 shares of common stock, respectively, with an exercise price of $7.36 per share. On October 30, 2006, the Board granted an additional option to purchase 50,000 shares of common stock at $7.80 per share. At the time of these grants, the exercise price was determined by the Board with input by management based on the various objective and subjective factors mentioned above. In addition, for certain stock option grants in 2006, the Company engaged an unrelated third party valuation specialist to assist management in preparing contemporaneous valuation reports to document the fair value of its common stock for income tax considerations.

In connection with the preparation of its consolidated financial statements for the year ended December 31, 2006 and in preparing for the initial public offering of its common stock, management reexamined the valuations of its common stock during 2006. In connection with this reexamination, the Company engaged a valuation specialist to assist management in preparing retrospective valuation reports of the fair value of its common stock for accounting purposes as of July 31, 2006, September 30, 2006 and October 27, 2006. Management believes that the valuation methodologies used in the retrospective valuations are consistent with the Practice Aid of the American Institute of Certified Public Accountants entitled Valuation of Privately Held Company Equity Securities Issued as Compensation. In its retrospective valuations, the Company determined that the fair value of its common stock on July 31, 2006, September 30, 2006 and October 27, 2006 was $6.92, $7.44 and $7.80 per share, respectively. A retrospective valuation for the April 18, 2006 grants was not prepared.

In each retrospective valuation, a probability-weighted combination of the guideline public company method and the discounted future cash flow method was used to estimate the aggregate enterprise value of the Company at the applicable valuation date. The guideline public company method estimates the fair market value of a company by applying to that company market multiples, in this case revenue and EBITDA multiples, of publicly traded firms in similar lines of business. The companies used for comparison under the guideline public company method were selected based on a number of factors, including but not limited to, the similarity of their industry, business model, financial risk and other factors to those of the Company's. Equal weighting has been applied to the valuations derived from the using the revenue and EBITDA multiples in determining the guideline public company fair market value estimate. The discounted future cash flow method involves applying appropriate risk-adjusted discount rates of approximately 17% to estimated debt-free cash flows, based on forecasted revenues and costs. The projections used in connection with this valuation were based on the Company's expected operating performance over the forecast period. There is inherent uncertainty in these estimates; if different discount rates or assumptions had been used, the valuation would have been different.

In order to allocate the enterprise value determined under the guideline public company method and the discounted future cash flow method to its common stock, the Company used the probability-weighted expected return method. Under the probability-weighted expected return method, the fair market value of the common stock is estimated based upon an analysis of future values for the Company assuming various future outcomes, the timing of which is based on the plans of its board and management. Share value is based on the probability-weighted present value of expected future investment returns, considering each of the possible outcomes available as well as the rights of each share class. The fair market value of the Company's common stock was estimated using a probability-weighted analysis of the present value of the returns afforded to its shareholders under each of three possible future scenarios. Two of the scenarios assume a shareholder exit, either through an initial public offering, or IPO, or a sale of the Company. The third scenario assumes operations continue as a private company and no exit transaction occurs. For the IPO scenario, the estimated future and present values for the Company's common stock was calculated using assumptions including; the expected pre-money valuation (pre-IPO) based on the guideline public company method discussed above; the expected dates of the future expected IPO; and an appropriate risk-adjusted discount rate. For the sale scenario, the estimated future and present values for the Company's common stock was calculated using assumptions including: an equal weighting of the guideline public company method and the discounted cash flow method discussed above; the expected dates of the future expected sale and an appropriate risk-adjusted discount rate. For the private company with no exit scenario, an equal weighting of the guideline public company method and the discounted cash flow method based on present day assumptions was used. Finally, the present value calculated for the Company's common stock under each scenario was probability weighted based on management's estimate of the relative occurrence of each scenario. The probability associated with the occurrence of an IPO was increased from 40% in July 2006 to 45% in September 2006 to 50% in October 2006. The probability associated with the occurrence of a sale was decreased from 40% in July 2006 to 35% in September 2006 to 30% in October 2006. The probability of continuing operations as a private company remained constant at 20% in each valuation. The estimated fair market value of the Company's common stock at each valuation date is equal to the sum of the probability weighted present values for each scenario.

The Company has incorporated the fair values determined in the retrospective valuations into the Black-Scholes option pricing model when calculating the compensation expense to be recognized for the stock options granted in July, September and October of 2006. In determining the fair value of the April 2006 grants using the Black-Scholes option pricing model, it was assumed that the fair market value of the common stock was equal to the exercise price of the stock options.

The following table details the effect on net income and net income (loss) per share had stock-based compensation expense been recorded in 2005 based on the fair-value method under SFAS No. 123, Accounting for Stock-Based Compensation.

Year Ended December 31, 2005
Net income, as reported	$8,886
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards	(678)
Pro forma net income	$8,208

Pro forma net loss per share:
Basic and diluted - as reported	$(0.24)
Basic and diluted - pro forma	$(0.32)

A summary of the stock option activity under the Company's stock option plan for the year ended December 31, 2007 is presented below:

	Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

Options outstanding at December 31, 2006	7,922,323	$4.96
Options granted	938,561	14.26
Options exercised	(1,227,773)	2.01
Options forfeited	(97,112)	7.09
Options canceled	(1,358)	5.65
Options outstanding at December 31, 2007	7,534,641	$6.57	7.4	$61,868

Options exercisable at December 31, 2007	3,638,881	$4.16	5.8	$38,641

Options vested or expected to vest at December 31, 2007 (1)	7,378,811	$6.52	7.4	$60,939

(1)
In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

During the years ended December 31, 2007 and 2006, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $13,760 and $2,196, respectively, and the total amount of cash received by the Company from exercise of these options was $2,472 and $554, respectively.  The total grant-date fair value of stock options granted after the adoption of SFAS No. 123(R) on January 1, 2006 that vested during the year ended December 31, 2007 was $6,223.  None of the options granted after the adoption of SFAS No. 123(R) on January 1, 2006 vested during the year ended December 31, 2006.

Unrecognized stock-based compensation expense of non-vested stock options of $18.9 million is expected to be recognized using the straight line method over a weighted-average period of 1.65 years.

Restricted Stock Awards

Restricted stock awards are valued at the market price of a share of the Company’s common stock on the date of the grant.  A summary of the restricted stock award activity under the Company's stock option plan for the year ended December 31, 2007 is presented below:

	Shares	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Nonvested outstanding at December 31, 2006	-	$-
Granted	630,269	14.52
Vested	(15,494)	14.78
Forfeited	-	-
Nonvested outstanding at December 31, 2007	614,775	$14.52	$9,086

Unrecognized stock-based compensation expense of non-vested restricted stock awards of $8.7 million is expected to be recognized using the straight line method over a weighted-average period of 2.05 years.

10. Stockholders' Equity (Deficit)

Shares Authorized

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

Warrants

In connection with the Company’s original Bank Term Loan agreement, in July 2001 the Company issued to the lender for the Bank Term Loan (the “Lender”) a fully exercisable warrant to purchase up to 74,074 shares of series A redeemable convertible preferred stock at $0.5411 per share.  In connection with an amendment to the Bank Term Loan agreement in April 2002 the Company issued to the Lender an additional fully exercisable warrant to purchase 55,443 shares of series A redeemable convertible preferred stock at a price of $0.5411 per share.  Upon the closing of the Company’s IPO in May 2007, these warrants outstanding converted into warrants to purchase an aggregate of 32,378 shares of the Company’s common stock at an exercise price of $2.1644 per share.  In 2007, the Lender exercised their warrants to purchase 32,378 shares of common stock using the conversion rights in the warrants.  As result of the exercise using the conversion rights, the Company issued 26,740 shares of common stock to the Lender and cancelled the 5,638 shares received in lieu of payment of the exercise price.  In connection with an acquisition in May 2000, the Company issued to the seller a warrant to purchase 40,625 shares of common stock at a price of $2.36 per share.  The warrant is exercisable immediately and expires on May 10, 2010.  In 2007, the seller exercised their warrants to purchase 30,981 shares of common stock using the conversion rights in the warrants.  As result of the exercise using the conversion rights, the Company issued 26,024 shares of common stock to the seller and cancelled the 4,957 shares received in lieu of payment of the exercise price.  At December 31, 2007 and 2006, there were 9,644 and 73,003 shares, respectively, of the Company’s common stock reserved for the exercise of all warrants.

Reserved Common Stock

As of December 31, 2007, the Company has reserved common stock for the following:
Number of Shares

Options outstanding and available for grant under stock option plans	9,625,184
Warrants	9,644

9,634,828

11. Income Taxes

As of December 31, 2007, the Company had U.S. federal and state net operating loss (NOL) carryforwards of approximately $18.1 million and $18.2 million, respectively, which may be used to offset future taxable income. The NOL carryforwards expire through 2027, and are subject to review and possible adjustment by the Internal Revenue Service. The Internal Revenue Code contains provisions that limit the NOL and tax credit carryforwards available to be used in any given year in the event of certain changes in the ownership interests of significant stockholders. The federal NOL carry forwards of $18.1 million available at December 31, 2007 were acquired from KnowledgeStorm and are subject to limitations on their use in future years.

The income tax provision (benefit) for the years ended December 31, 2007, 2006 and 2005 consisted of the following:

	Years Ended December 31,
	2007	2006	2005
Current:
Federal	$5,321	$4,321	$248
State	1,646	1,316	67
Total current	6,967	5,637	315
Deferred:
Federal	(720)	185	(2,553)
State	(201)	(11)	(443)
Total deferred	(921)	174	(2,996)
	$6,046	$5,811	$(2,681)

The income tax provision (benefit) for the years ended December 31, 2007, 2006 and 2005 differs from the amounts computed by applying the statutory federal income tax rate to the consolidated income (loss) before income taxes as follows:

	Years Ended December 31,
	2007	2006	2005
Provision (benefit) computed at statutory rate	$4,974	$4,544	$2,120
Increase (reduction) resulting from:
Valuation allowance	-	-	(4,497)
Tax exempt interest income	(712)	-	-
Stock-based compensation	624	427	-
Other nondeductible expenses	208	88	72
State income tax provision (benefit)	939	849	(376)
Other	13	(97)	-
Provision for (benefit from) income taxes	$6,046	$5,811	$(2,681)

Significant components of the Company's net deferred tax assets and liabilities are as follows:

	As of December 31,
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$7,429	$1,331
Intangible asset amortization	-	671
Purchase price adjustments	152	101
Accruals and allowances	463	352
Depreciation	90	257
Stock-based compensation	1,503	223
Deferred rent expense	144	204
Gross deferred tax assets	9,781	3,139
Less valuation allowance	(940)	-
Total deferred tax assets	8,841	3,139
Deferred tax liabilities:
Intangible asset amortization	(2,984)	-
Total deferred tax liabilities	(2,984)	-
Net deferred tax assets	$5,857	$3,139

As reported:
Current deferred tax assets	$2,947	$1,784
Non-current deferred tax assets	2,910	1,355
Total deferred tax assets	$5,857	$3,139

In evaluating the ability to realize the net deferred tax asset, the Company considers all available evidence, both positive and negative, including past operating results, the existence of cumulative losses in the most recent fiscal years, tax planning strategies that are prudent, and feasible and forecasts of future taxable income. In considering sources of future taxable income, the Company makes certain assumptions and judgments that are based on the plans and estimates that are used to manage the underlying business of the Company. Changes in the Company's assumptions and estimates may materially impact income tax expense for the period.  In 2005, the Company reversed a $6,751 valuation allowance because management determined that sufficient positive evidence existed to conclude that it was more likely than not that the Company would be able to realize its deferred tax assets. This conclusion was based on the Company's operating performance over the previous few years and its operating plans for the foreseeable future.  The valuation allowance of $940 at December 31, 2007 relates to state deferred tax assets acquired from KnowledgeStorm that the Company determined were not likely to be realized based on projections of future taxable income in Georgia.  To the extent realization of the state deferred tax assets becomes probable, recognition of these acquired tax benefits would reduce goodwill.

The Company adopted the provisions of FIN 48, an interpretation of SFAS No. 109, Accounting for Income Taxes, on January 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At the adoption date and as of December 31, 2007, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties have been recognized by the Company to date.

Tax years 2004 through 2007 are subject to examination by the federal and state taxing authorities.  There are no income tax examinations currently in process.

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

Geographic Data

Net sales to unaffiliated customers by geographic area were as follows:

	Years Ended December 31,
	2007	2006	2005
United States and Canada	$92,464	$78,029	$65,893
International	2,201	983	853
Total	$94,665	$79,012	$66,746

13. 401(k) Plan

The Company maintains a 401(k) retirement savings plan (the Plan) whereby employees may elect to defer a portion of their salary and contribute the deferred portion to the Plan. The Company contributes an amount equal to 100% of the employee's contribution to the Plan, up to an annual limit of one thousand five hundred dollars. The Company contributed $622, $492, and $482 to the Plan for the years ended December 31, 2007, 2006 and 2005, respectively. Employee contributions and the Company's matching contributions are invested in one or more collective investment funds at the participant's direction. The Company's matching contributions vest 25% annually and are 100% vested after four consecutive years of service.

14. Quarterly Financial Data (unaudited)

	For the Three Months Ended
	2007				2006
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Total revenues	$18,345	$24,604	$23,301	$28,415	$14,911	$20,717	$20,267	$23,117
Total cost of revenues	6,026	7,309	6,914	7,725	5,302	6,150	6,661	6,707
Total gross profit	12,319	17,295	16,387	20,690	9,609	14,567	13,606	16,410
Total operating expenses	11,599	12,332	13,884	16,495	9,089	10,496	10,294	11,650
Operating income (loss)	720	4,963	2,503	4,195	520	4,071	3,312	4,760
Net income	$317	$3,248	$1,832	$2,769	$441	$2,374	$1,587	$2,771
Net income (loss) per common share:
Basic	$(0.28)	$0.07	$0.05	$0.07	$(0.29)	$(0.03)	$(0.16)	$0.00
Diluted	$(0.28)	$0.06	$0.04	$0.06	$(0.29)	$(0.03)	$(0.16)	$0.00

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).  Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. For the reasons further discussed below, based on the evaluation of our disclosure controls and procedures as of December 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.

On February 13, 2008, the Company filed a Form 8-K that disclosed that we had improperly classified a portion of our stock-based compensation expense in our income tax provision as a permanent tax difference when such portion should have been classified as a temporary tax difference. This resulted in an overstatement of the income tax provision for the second and third quarters of 2007. On March 27, 2008, the Company filed a Form 10Q/A for each of the restated periods.

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

Except as described above, no other change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item is set forth under the captions “Proposal 1: Election of Class I Directors,” “Information About Continuing Directors,” “Information About Executive Officers,” “Code of Business Conduct and Ethics” and “Board Committees — Audit Committee” in our definitive proxy statement for the 2008 Annual Meeting of Stockholders, and is incorporated herein by reference.

We are also required under Item 405 of Regulation S-K to provide information concerning delinquent filers of reports under Section 16 of the Securities Exchange Act of 1934, as amended. This information is listed under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year. This information is incorporated herein by reference. The information regarding executive officers is listed under the section captioned “Executive Officers of the Company” in our definitive proxy statement for the 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year. This information is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by this item is set forth under the captions “Director Compensation; Executive Officer Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for the 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year. This information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is set forth under the captions “Stock Owned by Directors, Executive Officers and Greater-Than-5% Stockholders” and “Securities Authorized for Issuance Under Equity Compensation Plans” in our definitive proxy statement for the 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year. This information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is set forth under the captions “Related Party Transactions” and “Information About Corporate Governance” in our definitive proxy statement for the 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year. This information is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information required by this item is set forth under the caption “Independent Registered Public Accountants” in our definitive proxy statement for the 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of our fiscal year. This information is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)	Financial Statements are filed as part of this Annual Report on Form 10-K.

(b)	The following consolidated financial statements are included in Item 8:

•	Consolidated Balance Sheets as of December 31, 2007 and 2006
•	Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005
•	Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for the Years Ended December 31, 2007, 2006 and 2005
•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005
•	Notes to Consolidated Financial Statements

(c)	List of Exhibits.

(d)	The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHTARGET, INC.
Date: March 31, 2008

By:   /s/ Greg Strakosch
Greg Strakosch
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Greg Strakosch	Chief Executive Officer and Director	March 31, 2008
Greg Strakosch	(Principal executive officer)

/s/ Eric Sockol	Chief Financial Officer	March 31, 2008
Eric Sockol	(Principal financial and accounting officer)

/s/ Leonard Forman	Director	March 31, 2008
Leonard Forman

/s/ Jay C. Hoag	Director	March 31, 2008
Jay C. Hoag

/s/ Bruce Levenson	Director	March 31, 2008
Bruce Levenson

/s/ Roger M. Marino	Director	March 31, 2008
Roger M. Marino

/s/ Alan G. Spoon	Director	March 31, 2008
Alan G. Spoon

EXHIBIT INDEX

			Incorporated by Reference to
Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

	Articles of Incorporation and By-Laws
3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant	10-Q	3.1	11/13/2007	001-33472
3.2	Amended and Restated Bylaws of the Registrant	S-1/A	3.3	03/20/2007	333-140503
	Instruments Defining the Rights of Security Holders
4.1	Specimen Stock Certificate for shares of the Registrant's Common Stock	S-1/A	4.1	04/10/2007	333-140503
	Material Contracts
10.1	Second Amended and Restated Investors' Rights Agreement by and among the Registrant, the Investors named therein and SG Cowen Securities Corporation, dated as of December 17, 2004	S-1	10.1	02/07/2007	333-140503
10.2	Form of Indemnification Agreement between the Registrant and its Directors and Officers	S-1/A	10.2	05/15/2007	333-140503
10.3#	2007 Stock Option and Incentive Plan	S-1/A	10.3	04/20/2007	333-140503
10.4#	Form of Incentive Stock Option Agreement under the 2007 Stock Option and Incentive Plan	S-1/A	10.4	04/20/2007	333-140503
10.5#	Form of Non-Qualified Stock Option Agreement under the 2007 Stock Option and Incentive Plan	S-1/A	10.5	04/20/2007	333-140503
10.6#	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors	S-1/A	10.5.1	04/27/2007	333-140503
10.7#	Form of Restricted Stock Agreement under the 2007 Stock Option and Incentive Plan	S-1/A	10.6	04/20/2007	333-140503
*10.8#	Form of Restricted Stock Unit Agreement under the 2007 Stock Option and Incentive Plan
*10.9#	Restricted Stock Unit Agreement, dated December 18, 2007, by and between the Registrant and Kevin Beam
*10.10#	Restricted Stock Unit Agreement, dated December 18, 2007, by and between the Registrant and Don Hawk
*10.11#	Restricted Stock Unit Agreement, dated December 18, 2007, by and between the Registrant and Rick Olin
*10.12#	Restricted Stock Unit Agreement, dated December 18, 2007, by and between the Registrant and Eric Sockol
*10.13#	Restricted Stock Unit Agreement, dated December 18, 2007, by and between the Registrant and Greg Strakosch
10.14#	Executive Incentive Bonus Plan	S-1/A	10.7	04/20/2007	333-140503
10.15#	1999 Stock Option Plan	S-1	10.8	02/07/2007	333-140503
10.16#	Form of Incentive Stock Option Grant Agreement under the 1999 Stock Option Plan (for grants prior to September 27, 2006)	S-1	10.9	02/07/2007	333-140503
10.17#	Form of Incentive Stock Option Grant Agreement under the 1999 Stock Option Plan (for grants on or after September 27, 2006)	S-1	10.10	02/07/2007	333-140503
10.18#	Form of Incentive Stock Option Grant Agreement under the 1999 Stock Option Plan (for grants to executives)	S-1/A	10.10.1	05/01/2007	333-140503
10.19#	Form of Nonqualified Stock Option Grant Agreement under the 1999 Stock Option Plan	S-1	10.11	02/07/2007	333-140503
10.20#	Lease Agreement between the Registrant and Wellsford/Whitehall Holdings, L.L.C. for the premises located at 117 Kendrick Street, Needham, MA, dated as of November 25, 2003	S-1	10.12	02/07/2007	333-140503
10.21#	First Amendment to Lease Agreement between the Registrant and Wellsford/Whitehall Holdings, L.L.C. for the premises located atatatoiugbpoh117 Kendrick Street, Needham, MA, dated July 27, 2004	S-1	10.13	02/07/2007	333-140503
10.22#	Second Amendment to Lease Agreement between the Registrant and Wellsford/Whitehall Holdings, L.L.C. for the premises located at 117 Kendrick Street, Needham, MA, dated December, 2004	S-1	10.14	02/07/2007	333-140503
10.23#	Third Amendment to Lease Agreement between the Registrant and Intercontinental Fund III for the premises located at 117 Kendrick Street, Needham, MA, dated September 21, 2006	S-1	10.15	02/07/2007	333-140503
10.24#	Credit Facility Agreement between the Registrant and Citizens Bank of Massachusetts, dated August 30, 2006	S-1	10.16	02/07/2007	333-140503
*10.25#	Amended and Restated Employment Agreement, dated January 17, 2008, by and between the Registrant and Greg Strakosch
*10.26#	Amended and Restated Employment Agreement, dated January 17, 2008, by and between the Registrant and Don Hawk
*10.27#	Amended and Restated Employment Agreement, dated January 17, 2008, by and between the Registrant and Eric Sockol
*10.28#	Amended and Restated Employment Agreement, dated January 17, 2008, by and between the Registrant and Kevin Beam
*10.29#	Amended and Restated Employment Agreement, dated January 17, 2008, by and between the Registrant and Rick Olin
	Additional Exhibits
*21.1	List of Subsidiaries
*23.1	Consent of Ernst & Young LLP
*31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
*32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Agreement and Plan of Merger by and among the Registrant, Catapult Acquisition Corp. and KnowledgeStorm, Inc. dated November 1, 2007	8-K	99.1	11/07/2007	001-33472

* Filed herewith.
# Management contract or compensatory plan or arrangement filed as an Exhibit to this report pursuant to 15(a) and 15(c) of Form 10-K.