Form 10-Q
period 2008-03-31
TechTarget Inc
filed 2008-05-15
CIK 1293282

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

As of March 31, 2008, there were outstanding 41,245,674 shares of the registrant’s common stock, par value $0.001.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
TECHTARGET, INC.
Consolidated Balance Sheets
 (In thousands, except share and per share data)

	March 31, 2008	December 31, 2007
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$38,297	$10,693
Short-term investments	22,107	51,308
Accounts receivable, net of allowance for doubtful accounts of $550 and $424 as of March 31, 2008 (unaudited) and December 31, 2007, respectively	17,055	15,198
Prepaid expenses and other current assets	4,324	1,962
Deferred tax assets	2,802	2,947
Total current assets	84,585	82,108

Property and equipment, net	4,094	4,401
Long-term investments	1,950	-
Goodwill	88,326	88,326
Intangible assets, net of accumulated amortization	20,509	21,939
Deferred tax assets	3,180	2,910
Other assets	199	203

Total assets	$202,843	$199,887

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of bank term loan payable	$3,000	$3,000
Accounts payable	3,775	2,919
Income taxes payable	47	1,031
Accrued expenses and other current liabilities	1,740	2,473
Accrued compensation expenses	877	2,600
Deferred revenue	6,734	3,761
Total current liabilities	16,173	15,784

Long-term liabilities:
Other liabilities	487	455
Bank term loan payable, net of current portion	2,250	3,000
Total liabilities	18,910	19,239

Commitments (Note 9)	-	-

Stockholders' equity:
Preferred stock, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 41,245,674 and 41,081,616 shares issued and outstanding at March 31, 2008 (unaudited) and December 31, 2007, respectively	41	41
Additional paid-in capital	213,233	209,773
Warrants	4	13
Accumulated other comprehensive loss	(156)	(102)
Accumulated deficit	(29,189)	(29,077)
Total stockholders' equity	183,933	180,648

Total liabilities and stockholders' equity	$202,843	$199,887

See accompanying notes.

TECHTARGET, INC.
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
Revenues:
Online	$18,863	$13,709
Events	3,985	2,939
Print	1,022	1,697
Total revenues	23,870	18,345

Cost of revenues:
Online (1)	5,169	3,525
Events (1)	1,827	1,372
Print (1)	546	1,129
Total cost of revenues	7,542	6,026

Gross profit	16,328	12,319

Operating expenses:
Selling and marketing (1)	8,444	6,152
Product development (1)	2,762	1,748
General and administrative (1)	3,795	2,610
Depreciation	724	330
Amortization of intangible assets	1,480	759
Total operating expenses	17,205	11,599

Operating (loss) income	(877)	720

Interest income (expense):
Interest income	532	360
Interest expense	(114)	(427)
Total interest income (expense)	418	(67)

(Loss) income before (benefit from) provision for income taxes	(459)	653

(Benefit from) provision for income taxes	(347)	336

Net (loss) income	$(112)	$317

Net loss per common share:
Basic and diluted	$(0.00)	$(0.28)

Weighted average common shares outstanding:
Basic and diluted	41,158	8,174

(1) Amounts include stock-based compensation expense as follows:
Cost of online revenue	$98	$70
Cost of events revenue	22	12
Cost of print revenue	-	9
Selling and marketing	1,392	536
Product development	140	73
General and administrative	601	371

See accompanying notes.

TECHTARGET, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
Operating Activities:
Net (loss) income	$(112)	$317
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,204	1,089
Provision for bad debt	144	24
Stock-based compensation expense	2,253	1,071
Non-cash interest expense	-	253
Deferred tax benefit	(124)	232
Excess tax benefit - stock options	(278)	-
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	(2,001)	1,099
Prepaid expenses and other current assets	(2,070)	(1,340)
Other assets	2	(538)
Accounts payable	858	448
Income taxes payable	(983)	(1,757)
Accrued expenses and other current liabilities	(732)	(380)
Accrued compensation expenses	(1,724)	(1,399)
Deferred revenue	2,973	3,129
Other liabilities	(22)	(35)
Net cash provided by operating activities	388	2,213

Investing activities:
Purchases of property and equipment, and other assets	(417)	(897)
Purchases of short-term investments	(30,703)	-
Proceeds from sales and maturities of short-term investments	59,904	-
Purchases of long-term investments	(1,950)	-
Acquisition of assets	(50)	(1,013)
Net cash provided by (used in) investing activities	26,784	(1,910)

Financing activities:
Payments on bank term loan payable	(750)	(750)
Excess tax benefit - stock options	278	-
Proceeds from exercise of warrants and stock options	904	121
Net cash provided by (used in) financing activities	432	(629)

Net increase (decrease) in cash and cash equivalents	27,604	(326)
Cash and cash equivalents at beginning of period	10,693	30,830

Cash and cash equivalents at end of period	$38,297	$30,504

Supplemental disclosure of cash flow information:
Cash paid for interest	$100	$155
Cash paid for taxes	$1,094	$2,259

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

 2. Summary of Significant Accounting Policies

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the consolidated financial statements

Principles of Consolidation

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown, are of a normal recurring nature and have been reflected in the consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of results to be expected for any other interim periods or for the full year. The information included in these consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report and the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

The Company offers customers the ability to purchase integrated ROI program offerings, which can include any of its online media offerings packaged together to address the particular customer's specific advertising requirements. As part of these offerings, the Company will guarantee a minimum number of qualified sales leads to be delivered over the course of the advertising campaign. Throughout the advertising campaign, revenue is recognized as individual offerings are delivered, and the lead guarantee commitments are closely monitored to assess campaign performance. If the minimum number of qualified sales leads is not met by the scheduled completion date of the advertising campaign, the campaign is extended and the Company will extend the period over which it recognizes revenue. In accordance with EITF Issue No. 00-21, revenue is deferred for any undelivered offerings equal to a pro-rata amount of the fair value of the additional media offerings as compared to the total combined value of the original contract and the fair value of the additional media offerings. The fair value of the additional media offerings is determined based on standard rate card pricing for each of the additional media offerings. The Company estimates the additional media offerings to be delivered during the extended period based on historical lead generation performance for each of the offerings. The Company has managed and completed over 1,000 integrated ROI program offerings since 2004, which it feels provides a reasonable basis to establish these estimates.  During the twelve months ended March 31, 2008, lead shortfalls for integrated ROI program offerings were satisfied within an average extended period of 46 days.

As of March 31, 2008, substantially all of the integrated ROI program offerings that had a guaranteed minimum number of qualified sales leads had been delivered within the original contractual term.  Standard contractual terms and conditions for integrated ROI program offerings allow for the Company to extend advertising campaigns in order to satisfy lead shortfalls. When lead shortfalls are unable to be satisfied within a mutually agreed-upon extended period, the Company recognizes revenue equal to, and the customer is only responsible for paying, a pro rata amount based on the actual number of leads delivered compared to the number of leads originally guaranteed. Historically, lead guarantees associated with integrated ROI program offerings have not required the Company to refund or extend payment terms to customers, nor have they resulted in deferral of a material amount of revenue outside of the original contractual term of the advertising campaign.

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

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, short-term and long-term investments, accounts receivable, accounts payable, a term loan payable and an interest rate swap.  The carrying value of these instruments approximates their estimated fair values.

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

As required by SFAS No. 142, goodwill and indefinite-lived intangible assets are not amortized, but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life are amortized over their estimated useful lives, which range from one to nine years, using methods of amortization that are expected to reflect the estimated pattern of economic use, and are reviewed for impairment when events or changes in circumstances suggest that the assets may not be recoverable under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company performs its annual test of impairment of goodwill on December 31st of each year, and whenever events or changes in circumstances suggest that the carrying amount may not be recoverable.  Based on this evaluation, the Company believes that, as of each of the balance sheet dates presented, none of the Company’s goodwill or other long-lived assets was impaired.

Internal Use Software and Website Development Costs

The Company accounts for website development costs according to the guidance in the EITF Issue No. 00-2, Accounting for Web Site Development Costs, which requires that costs incurred during the development of website applications and infrastructure involving developing software to operate a website be capitalized.  Additionally, all costs relating to internal use software are accounted for under Statement of Position (SOP) 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use.  The estimated useful life of costs capitalized is evaluated for each specific project.  Capitalized internal use software and website development costs are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  An impairment loss shall be recognized only if the carrying amount of the asset is not recoverable and exceeds its fair value.  The Company capitalized internal-use software and website development costs of $14 and $297 for the three months ended March 31, 2008 and 2007, respectively.

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

Stock-Based Compensation

At March 31, 2008, the Company had two stock-based employee compensation plans which are more fully described in Note 11.  Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. SFAS No. 123(R) requires nonpublic companies that used the minimum value method under SFAS No. 123 for either recognition or pro forma disclosures to apply SFAS No. 123(R) using the prospective-transition method.  As such, the Company will continue to apply APB Opinion No. 25 in future periods to equity awards outstanding at the date of adoption of SFAS No. 123(R) that were measured using the minimum value method.  In accordance with SFAS No. 123(R), the Company recognizes the compensation cost of employee stock-based awards in the statement of operations using the straight line method over the vesting period of the award. Effective with the adoption of SFAS No. 123(R), the Company has elected to use the Black-Scholes option pricing model to determine the fair value of stock options granted.

Net Income (Loss) Per Share

The Company calculates net income (loss) per share in accordance with SFAS No. 128, Earnings Per Share (SFAS No. 128). Through May 16, 2007, the Company calculated net income per share in accordance with SFAS No. 128, as clarified by EITF Issue No. 03-6, Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share. EITF Issue No. 03-6 clarifies the use of the "two-class" method of calculating earnings per share as originally prescribed in SFAS No. 128. Effective for periods beginning after March 31, 2004, EITF Issue No. 03-6 provides guidance on how to determine whether a security should be considered a "participating security" for purposes of computing earnings per share and how earnings should be allocated to a participating security when using the two-class method for computing basic earnings per share. The Company determined that its convertible preferred stock represented a participating security and therefore adopted the provisions of EITF Issue No. 03-6.

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

As of May 16, 2007, the effective date of the Company’s initial public offering, the Company transitioned from having two classes of equity securities outstanding, common and preferred stock, to a single class of equity securities outstanding, common stock, upon automatic conversion of all shares of redeemable convertible preferred stock into shares of common stock.  In calculating diluted earnings per share for the period January 1, 2007 to May 16, 2007 shares related to redeemable convertible preferred stock were excluded because they were anti-dilutive.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), replacing SFAS No. 141, Business Combinations (“SFAS 141”). SFAS 141R retains the fundamental requirements of purchase method accounting for acquisitions as set forth previously in SFAS 141. However, this statement defines the acquirer as the entity that obtains control of a business in the business combination, thus broadening the scope of SFAS 141 which applied only to business combinations in which control was obtained through transfer of consideration. SFAS 141R also requires several changes in the way assets and liabilities are recognized and measured in purchase accounting including expensing acquisition-related costs as incurred, recognizing assets and liabilities arising from contractual contingencies at the acquisition date, and capitalizing in-process research and development. SFAS 141R also requires the acquirer to recognize a gain in earnings for bargain purchases, or the excess of the fair value of net assets over the consideration transferred plus any noncontrolling interest in the acquiree, a departure from the concept of “negative goodwill” previously recognized under SFAS 141. SFAS 141R is effective for the Company beginning January 1, 2009, and will apply prospectively to business combinations completed on or after that date.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently evaluating the provisions of SFAS 161.

3. Fair Value Measurements

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, which, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis.  SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would either be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1. Quoted prices in active markets for identical assets and liabilities;
•	Level 2. Observable inputs other than quoted prices in active markets; and
•	Level 3. Unobservable inputs.

The fair value hierarchy of the Company’s financial assets and liabilities carried at fair value and measured on a recurring basis is as follows:

		Fair Value Measurements at Reporting Date Using
	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Unaudited)

Money market funds (1)	$33,738	$33,738	$-	$-
Short-term investments	22,107	-	22,107	-
Long-term investments	1,950	-	1,950	-
Interest rate swap (2)	156	-	156	-

Total	$57,951	$33,738	$24,213	$-

(1) Included in cash equivalents on the accompanying consolidated balance sheet.
(2) Included in other liabilities on the accompanying consolidated balance sheet.

At March 31, 2008, the Company held $6.2 million in three auction rate securities of which $4.25 million is classified as short-term investments and $1.95 million is classified as long-term investments in the accompanying consolidated balance sheet.  Auction rate securities are variable-rate bonds tied to short-term interest rates with maturities in excess of 90 days.   Interest rates on these securities typically reset through a modified Dutch auction at predetermined short-term intervals, usually every 1, 7, 28 or 35 days.  These auctions have historically provided a liquid market for these securities.  In February and March 2008, our investment in the three auction rate securities of $6.2 million failed at auction due to sell orders exceeding buy orders.

The Company considered a number of Level 2 inputs when determining the fair value of the auction rate securities at March 31, 2008 as follows;

•	The fair value assessment performed by the Company’s investment adviser;
•	Sales and redemption activity subsequent to March 31, 2008;
•	The quoted price for the identical securities on or around March 31, 2008; and
•	The quoted price for similar securities trading in an active market on or around March 31, 2008.

Based on the Level 2 inputs noted above, the Company concluded that the par value of the auction rate securities represents their fair value at March 31, 2008.

Subsequent to March 31, 2008, the Company has sold over $3 million of the auction rate securities at par value but continues to hold $3.15 million in two auction rate securities.  The Company believes these securities are not impaired due to the fair value assessment described above, their AAA rating, the credit worthiness of the issuers of the underlying securities, and the issuers’ ability to refinance if auctions continue to fail.  However, the Company's ability to liquidate its auction rate securities and fully recover the carrying value of its auction rate securities in the near term may be limited or not exist and the Company may in the future be required to record an impairment charge on these investments.  The Company believes it will be able to liquidate $1.2 million of the remaining investment of $3.15 million in auction rate securities within the next year and the remaining $1.95 million has been classified as long-term investments on the Company’s consolidated balance sheet at March 31, 2008.

4. Acquisitions

KnowledgeStorm, Inc.

On November 6, 2007, the Company acquired KnowledgeStorm, Inc. (KnowledgeStorm), which was a privately held company based in Alpharetta, Georgia, for $51,730 in cash and 359,820 shares of unregistered common stock of TechTarget valued at $6,000, as well as $230 in transaction costs.  KnowledgeStorm is a leading online search resource providing vendor generated content addressing corporate IT professionals. KnowledgeStorm offers IT marketers products with a lead generation and branding focus to reach these corporate IT professionals throughout the purchasing decision process. The acquisition of KnowledgeStorm strengthens the Company’s competitive position and increases its scale, customer penetration and product offerings for advertisers. Once KnowledgeStorm has been fully integrated, the Company expects that cost savings can be achieved as a result of sales and operating efficiencies from the combined operations.  Additionally, the Company anticipates that integration of KnowledegeStorm employees into its workforce will increase its capabilities in support of product development, product management and search engine optimization and marketing.

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

Within approximately thirty days from the acquisition date, the Company’s management completed its reorganization plan to consolidate KnowledgeStorm operations.  Liabilities assumed in the acquisition include approximately $627 of involuntary termination benefits payable to terminated employees through May 2008, as well as approximately $111 of costs associated with exiting certain operating leases on office space leased by KnowledgeStorm under noncancelable leases that expire through December 2008.  As of March 31, 2008 and December 31, 2007, approximately $136 and $616 remained payable under these obligations, respectively, all of which is expected to be paid by December 31, 2008.

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

The following pro forma results of operations for the three months ended March 31, 2007 have been prepared as though the acquisition of KnowledgeStorm had occurred on January 1, 2007.  This pro forma unaudited financial information is not indicative of the results of operations that may occur in the future.

Three Months Ended March 31, 2007
(unaudited)

Total revenues	$22,175

Net loss	$(1,025)

Net loss per common share:
Basic and diluted	(0.43)

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

5. Cash, Cash Equivalents and Short-Term Investments

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less at date of purchase.  Cash equivalents are carried at cost, which approximates their fair market value.  Cash and cash equivalents consisted of the following:

	March 31, 2008	December 31, 2007
	(Unaudited)

Cash	$4,559	$6,714
Money market funds	33,738	3,979
Total cash and cash equivalents	$38,297	$10,693

Short-term investments consist of municipal bonds, auction rate securities and variable rate demand notes.  Auction rate securities are variable-rate bonds tied to short-term interest rates with maturities in excess of 90 days.  Interest rates on these securities typically reset through a modified Dutch auction at predetermined short-term intervals, usually every 7, 28 or 35 days.  Variable rate demand notes are long-term, taxable, or tax-exempt bonds issued on a variable rate basis that can be tendered by the Company for purchase at par whenever interest rates reset, usually every 7 days.  Despite the long-term nature of the stated contractual maturities of these variable rate demand notes, the Company has the intent and, except as discussed below, the ability to quickly liquidate these securities.  Auction rate securities and variable rate demand notes are recorded at fair market value, which approximates cost because of their short-term interest rates.

The Company’s short-term investments are accounted for as available for sale securities under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.  These investments are recorded at fair market value, which approximates cost, therefore the Company has no realized or unrealized gains or losses from these investments.

Short-term investments consisted of the following:

	March 31, 2008	December 31, 2007
	(Unaudited)

Municipal bonds	$17,857	$19,808
Auction rate securities	4,250	17,000
Variable rate demand notes	-	14,500
Total short-term investments	$22,107	$51,308

As of March 31, 2008, auction rate securities held by the Company had maturity dates that range from 2008 to 2034.  Municipal bonds have contractual maturity dates within one year. All income generated from these short-term investments is recorded as interest income.

6. Intangible Assets

            Intangible assets subject to amortization as of March 31, 2008 and December 31, 2007 consist of the following:

		As of March 31, 2008
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
		(Unaudited)

Customer, affiliate and advertiser relationships	1 - 9	$19,077	$(9,886)	$9,191
Developed websites, technology and patents	3 - 6	5,976	(1,401)	4,575
Trademark, trade name and domain name	5 - 7	2,044	(618)	1,426
Proprietary user information database and Internet traffic	3 - 5	4,750	(434)	4,316
Non-compete agreements	1 - 3	1,735	(734)	1,001

Total intangible assets		$33,582	$(13,073)	$20,509

		As of December 31, 2007
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer, affiliate and advertiser relationships	1 - 9	$19,077	$(9,140)	$9,937
Developed websites, technology and patents	3 - 6	5,976	(1,176)	4,800
Trademark, trade name and domain name	5 - 7	1,994	(521)	1,473
Proprietary user information database and Internet traffic	3 - 5	4,750	(174)	4,576
Non-compete agreements	1 - 3	1,735	(582)	1,153

Total intangible assets		$33,532	$(11,593)	$21,939

Intangible assets are amortized over their estimated useful lives, which range from one to nine years, using methods of amortization that are expected to reflect the estimated pattern of economic use. The remaining amortization expense will be recognized over a weighted-average period of approximately 3.07 years.

Amortization expense was $1,480 and $759 for the three months ended March 31, 2008 and 2007, respectively.

The Company expects amortization expense of intangible assets to be as follows:

Amortization
Years Ending December 31:	Expense
2008 (April 1st - December 31st)	$3,802
2009	4,565
2010	4,052
2011	3,083
2012	2,387
Thereafter	2,620
$20,509

7. Net Loss Per Common Share

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share is as follows:

	For the Three Months Ended March 31,
	2008	2007
	(Unaudited)
Numerator:
Net (loss) income	$(112)	$317
Allocation of net (loss) income:
Accretion of preferred stock dividends	-	2,613
Net income applicable to preferred stockholders	-	2,613

Net loss applicable to common stockholders	$(112)	$(2,296)

Denominator:
Basic and diluted:
Weighted average shares of common stock outstanding (1)	41,158,418	8,174,034

Calculation of Net Loss Per Common Share:
Basic and diluted:
Net loss applicable to common stockholders	$(112)	$(2,296)
Weighted average shares of stock outstanding	41,158,418	8,174,034
Net loss per common share	$(0.00)	$(0.28)

(1)	In calculating diluted earnings per share, shares related to redeemable convertible preferred stock and outstanding stock options and warrants were excluded because they were anti-dilutive.

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

The Revolving Credit Facility matures on August 30, 2011. Unless earlier payment is required by an event of default, all principal and unpaid interest will be due and payable on August 30, 2011. At the Company's option, the Revolving Credit Facility bears interest at either the Prime Rate less 1.00% or the LIBOR rate plus the applicable LIBOR margin. The Company is also required to pay an unused line fee on the daily unused amount of its Revolving Credit Facility at a per annum rate of 0.25%. As of March 31, 2008, unused availability under the Revolving Credit Facility totaled $20.0 million.

In August 2007, the Company entered into an amendment to the Credit Agreement.  The amendment changed the applicable LIBOR margin from 1.50% to a sliding scale based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters.  As of March 31, 2008, the applicable LIBOR margin was 1.25%.

The Term Loan requires 39 consecutive monthly principal payments of $250, plus interest, beginning on September 30, 2006 through December 30, 2009. As of March 31, 2008, the outstanding balance due under the Term Loan was $5,250. There was no accrued interest on the Term Loan at March 31, 2008.

In September 2006, the Company entered into an interest rate swap agreement with a commercial bank to mitigate the interest rate fluctuations on the Term Loan. With this interest rate swap agreement in place, the Company fixed the annual interest rate at 6.98% for the Term Loan. The interest rate swap agreement terminates in December 2009. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the interest rate swap agreement is deemed to be a cash flow hedge and qualifies for special accounting using the shortcut method. Accordingly, changes in the fair value of the interest rate swap agreement are recorded in "accumulated other comprehensive loss" on the consolidated balance sheet. As of March 31, 2008 and December 31, 2007, the fair value of the cash flow hedge was $156 and $102, respectively, and is recorded in other liabilities.

Borrowings under the Credit Agreement are collateralized by a security interest in substantially all assets of the Company. Covenants governing the Credit Agreement require the maintenance of certain financial ratios. The Company was in compliance with all financial covenants as of March 31, 2008.

The future maturities of the Term Loan agreement at March 31, 2008 are as follows:

Year Ending December 31,	As of March 31, 2008
(Unaudited)

2008 (April 1st - December 31st)	$2,250
2009	3,000
5,250
Less current portion	(3,000)

$2,250

9. Commitments and Contingencies

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At March 31, 2008 and December 31, 2007, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

10. Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income (loss) and its components in financial statements. Comprehensive income (loss) is defined to include all changes in equity during a period, except those resulting from investments by stockholders and distributions to stockholders. For the three months ended March 31, 2008 and 2007 comprehensive (loss) income is the sum of net (loss) income and the change in the fair value of the Company's cash flow hedge, as follows:

	For the Three Months Ended March 31,
	2008	2007
	(Unaudited)

Net (loss) income	$(112)	$317
Other comprehensive (loss) income:
Change in fair value of cash flow hedge	(54)	(6)

Total comprehensive (loss) income	$(166)	$311

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

In April 2007, the Board approved the 2007 Stock Option and Incentive Plan (the 2007 Plan), which was approved by the stockholders and became effective upon the consummation of the Company’s IPO in May 2007. The 2007 Plan allows the Company to grant ISOs, NSOs, stock appreciation rights, deferred stock awards, restricted stock and other awards.  Under the 2007 Plan, stock options may not be granted at less than fair market value on the date of grant, and options generally vest over a four year period.  Stock options granted under the 2007 Plan expire no later than ten years after the grant date.  The Company originally reserved for issuance an aggregate of 2,911,667 shares of common stock under the 2007 Plan plus an additional annual increase to be added automatically on January 1 of each year, beginning on January 1, 2008, equal to the lesser of (a) 2% of the outstanding number of shares of common stock (on a fully-diluted basis) on the immediately preceding December 31 and (b) such lower number of shares as may be determined by our compensation committee.  The number of shares available for issuance under the 2007 Plan is subject to adjustment in the event of a stock split, stock dividend or other change in capitalization.  Generally, shares that are forfeited or canceled from awards under the 2007 Plan will be available for future awards.  In addition, shares subject to stock options returned to the 1999 Plan, as a result of their expiration, cancellation or termination, are automatically made available for issuance under the 2007 Plan.  As of March 31, 2008 a total of 2,501,580 shares were available for grant under the 2007 Plan.

Accounting for Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award.  The Company calculated the fair values of the options granted using the following assumptions:

	Three Months Ended March 31,
	2008	2007
Expected volatility	46%	*
Expected term (in years)	6.25 years	*
Risk-free interest rate	3.15%	*
Expected dividend yield	0.00%	*
Weighted-average grant date fair value per share	$6.92	*
_______________________
*  The Company did not grant any stock awards during the three months ended March 31, 2007

As there was no public market for the Company’s common stock prior to the Company's IPO in May 2007, and limited historical information on the volatility of its common stock since the date of the Company’s IPO, the Company determined the volatility for options granted in the three months ended March 31, 2008 based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies for a period equal to the expected term of the option.  The expected term of options has been determined utilizing the "simplified" method as prescribed by the SEC's Staff Accounting Bulletin No. 107, Share-Based Payment.  The risk-free interest rate is based on a zero coupon United States treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. The Company applied a forfeiture rate of 4.00% based on its historical forfeiture experience during the previous two years in determining the expense recorded in the three months ended March 31, 2008 and 2007.

A summary of the activity under the Company's stock option plan as of March 31, 2008 and changes during the three month periods then ended is presented below:

Quarter-to-Date Activity	Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
	(Unaudited)

Options outstanding at December 31, 2007	7,534,641	$6.57
Options granted	22,295	14.12
Options exercised	(158,507)	5.71
Options forfeited	(78,637)	9.15
Options canceled	(1,655)	7.36
Options outstanding at March 31, 2008	7,318,137	$6.58	7.2	$55,525

Options exercisable at March 31, 2008	3,797,736	$4.34	5.7	$37,348

Options vested or expected to vest at March 31, 2008 (1)	7,177,321	$6.54	7.1	$54,798

(1)
In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

During the three months ended March 31, 2008, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $1,172 and the total amount of cash received from exercise of these options was $904.  The total grant-date fair value of stock options granted after the adoption of SFAS No. 123(R) on January 1, 2006 that vested during the three months ended March 31, 2008 was $1,193.

During the three months ended March 31, 2007, the total intrinsic value of options exercised was $2,463 and the total amount of cash received from exercise of these options was $121.  None of the options granted after the adoption of SFAS No. 123(R) on January 1, 2006 vested during the three months ended March 31, 2007.

Unrecognized stock-based compensation expense of non-vested stock options of $17.1 million is expected to be recognized using the straight line method over a weighted-average period of 1.53 years.

Restricted Stock Awards

Restricted stock awards are valued at the market price of a share of the Company’s common stock on the date of grant.  A summary of the restricted stock award activity under the Company's stock option plan for the three months ended March 31, 2008 is presented below:

	Shares	Weighted-Average Grant Date Fair Value Per Share
	(Unaudited)

Nonvested outstanding at December 31, 2007	614,775	$14.52
Granted	16,999	14.12
Vested	-	-
Forfeited	-	-
Nonvested outstanding at March 31, 2008	631,774	$14.50

Unrecognized stock-based compensation expense of non-vested restricted stock awards of $8.2 million is expected to be recognized using the straight line method over a weighted-average period of 1.96 years.

12.  Stockholders’ Equity

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

Warrants

In connection with the Company’s original Bank Term Loan agreement, in July 2001 the Company issued to the lender for the Bank Term Loan (the “Lender”) a fully exercisable warrant to purchase up to 74,074 shares of series A redeemable convertible preferred stock at $0.5411 per share.  In connection with an amendment to the Bank Term Loan agreement in April 2002 the Company issued to the Lender an additional fully exercisable warrant to purchase 55,443 shares of series A redeemable convertible preferred stock at a price of $0.5411 per share.  Upon the closing of the Company’s IPO in May 2007, these warrants outstanding converted into warrants to purchase an aggregate of 32,378 shares of the Company’s common stock at an exercise price of $2.1644 per share.  In 2007, the Lender exercised their warrants to purchase 32,378 shares of common stock using the conversion rights in the warrants.  As result of the exercise using the conversion rights, the Company issued 26,740 shares of common stock to the Lender and cancelled the 5,638 shares received in lieu of payment of the exercise price.  In connection with an acquisition in May 2000, the Company issued to the seller a warrant to purchase 40,625 shares of common stock at a price of $2.36 per share.  The warrant is exercisable immediately and expires on May 10, 2010.  In 2007, the seller exercised warrants to purchase 30,981 shares of common stock using the conversion rights in the warrants.  As result of the exercise using the conversion rights, the Company issued 26,024 shares of common stock to the seller and cancelled the 4,957 shares received in lieu of payment of the exercise price. In 2008, the seller exercised additional warrants to purchase 6,625 shares of common stock using the conversion rights in the warrants.  As result of the exercise using the conversion rights, the Company issued 5,551 shares of common stock to the seller and cancelled the 1,074 shares received in lieu of payment of the exercise price. At March 31, 2008 and December 31, 2007, there were 3,019 and 9,644 shares, respectively, of the Company’s common stock reserved for the exercise of all warrants.

Reserved Common Stock

As March 31, 2008 the Company has reserved common stock for the following:

Number of Shares
(Unaudited)

Options outstanding and available for grant under stock option plans	10,451,491
Warrants	3,019

Total common stock reserved	10,454,510

13. Income Taxes

The Company adopted the provisions of FIN 48, an interpretation of SFAS No. 109, Accounting for Income Taxes, on January 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At the adoption date and as of March 31, 2008, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest and penalties have been recognized by the Company to date.

Tax years 2004 through 2007 are subject to examination by the federal and state taxing authorities.  The Internal Revenue Service is currently performing an audit of our 2006 tax return.  There are no other income tax examinations currently in process.

The Company’s effective tax rate was 76% for the three months ended March 31, 2008.  The benefit from income taxes for the three months ended March 31, 2008 includes a discrete tax benefit of $129,000 related to disqualifying dispositions of incentive stock options.  The Company’s effective tax rate excluding the discrete tax benefit of $129,000 was 47% for the three months ended March 31, 2008.

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

Geographic Data

Net sales to unaffiliated customers by geographic area were as follows:

	Three Months Ended March 31,
	2008	2007
	(Unaudited)

United States and Canada	$23,140	$17,998
International	730	347
Total	$23,870	$18,345

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q.  In this discussion and analysis, dollar, share and per share amounts are not rounded to thousands unless otherwise indicated.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q particularly under the heading "Risk Factors."

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

Online.  The majority of our revenue is derived from the delivery of our online offerings from our media groups.  Online revenue represented 79% and 75% of total revenues for the three months ended March 31, 2008 and 2007, respectively. We expect the majority of our revenues to be derived through the delivery of online offerings for the foreseeable future. As a result of our customers' advertising objectives and preferences, the specific allocation of online advertising offerings sold and delivered by us, on a period by period basis, can fluctuate.

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

-             Webcasts, Podcasts and Videocasts.  IT vendors pay us to sponsor and host webcasts, podcasts and Videocasts that bring informational sessions directly to attendees' desktops and, in the case of podcasts, directly to their mobile devices. As is the case with white papers, our users supply their corporate contact and qualification information to the webcast, podcast or videocast sponsor when they view or download the content. Sponsorship includes access to the registrant information and visibility before, during and after the event.

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

Events.  Events revenue represented 17% and 16% of total revenues for the three months ended March 31, 2008 and 2007, respectively. Most of our media groups operate revenue generating events. The majority of our events are free to IT professionals and are sponsored by IT vendors. Attendees are pre-screened based on event-specific criteria such as sector-specific budget size, company size, or job title. We offer three types of events: multi-day conferences, single-day seminars and custom events. Multi-day conferences provide independent expert content for our attendees and allow vendors to purchase exhibit space and other sponsorship offerings that enable interaction with the attendees. We also hold single-day seminars on various topics in major cities. These seminars provide independent content on key sub-topics in the sectors we serve, are free to qualified attendees, and offer multiple vendors the ability to interact with specific, targeted audiences actively focused on buying decisions. Our custom events differ from our conferences and seminars in that they are exclusively sponsored by a single IT vendor, and the content is driven primarily by the sole sponsor.

Print.  Print revenue represented 4% and 9% of total revenues for the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008, we publish monthly two controlled-circulation magazines that are free to subscribers and generate revenue solely based on advertising fees. The highly targeted magazines we publish are: Storage magazine (Storage Media Group), which we began publishing in 2002; and Information Security magazine (Security Media Group), which we began publishing in 2003.  Our magazines provide readers with strategic guidance on important enterprise-level technology decisions. We expect print revenue to decrease as a percentage of total revenue in the foreseeable future.

Cost of Revenues, Operating Expenses and Other

Expenses consist of cost of revenues, selling and marketing, product development, general and administrative, depreciation, and amortization expenses. Personnel-related costs are a significant component of most of these expense categories. We have 576 employees at March 31, 2008. We expect personnel-related expenses to continue to increase in absolute dollars, but to decline over time as a percentage of total revenues due to anticipated economies of scale in our business support functions.

Cost of Online Revenue.  Cost of online revenue consists primarily of: salaries and related personnel costs; member acquisition expenses (primarily keyword purchases from leading Internet search sites); freelance writer expenses; website hosting costs; vendor expenses associated with the delivery of webcast, podcast, videocast and list rental offerings; stock-based compensation expenses; and related overhead.

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

General and Administrative.  General and administrative expense consists primarily of: salaries and related personnel costs; facilities expenses; accounting, legal and other professional fees; stock-based compensation expenses; and related overhead. General and administrative expense may continue to increase as a percentage of total revenue for the foreseeable future as we invest in infrastructure to support continued growth and incur additional expenses related to being a publicly traded company, including increased audit and legal fees, costs of compliance with securities and other regulations, investor relations expense, and insurance premiums.

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

Interest Income (Expense), Net.  Interest income (expense) net consists primarily of interest income earned on cash and cash equivalent balances less interest expense incurred on bank term loan balances. We historically have invested our cash in money market accounts, municipal bonds and auction rate securities.

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

-             Webcasts, Podcasts and Videocasts.  We recognize webcast and videocast revenue in the period in which the webcast occurs. We recognize podcast revenue in the period in which it is posted and becomes available on our websites.

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

We offer customers the ability to purchase integrated ROI program offerings, which can include any of our online media offerings packaged together to address the particular customer's specific advertising requirements. As part of these offerings, we will guarantee a minimum number of qualified sales leads to be delivered over the course of the advertising campaign. Throughout the advertising campaign, revenue is recognized as individual offerings are delivered, and the lead guarantee commitments are closely monitored to assess campaign performance. If the minimum number of qualified sales leads is not met by the scheduled completion date of the advertising campaign, the advertising campaign is extended, and we will defer recognition of revenue in an amount equal to the value of the estimated inventory that will be required to fulfill the guarantee. These estimates are based on our extensive experience in managing and fulfilling these integrated ROI program offerings. Typically, shortfalls in fulfilling lead guarantees before the scheduled completion date of an advertising campaign are satisfied within an average of 46 days of such scheduled completion date.

As of March 31, 2008, substantially all of the integrated ROI program offerings that have guaranteed a minimum number of qualified sales leads have been delivered within the original contractual term. Integrated ROI program offerings have not required us to refund or extend payment terms to customers to account for these guarantees. These integrated ROI program offerings represented approximately 36% and 33% of our online revenues, and 29% and 24% of our total revenues for the three months ended March 31, 2008 and 2007, respectively.

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

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, short-term and long-term investments, accounts receivable, accounts payable, a term loan payable and an interest rate swap.  The carrying value of these instruments approximates their estimated fair values.

Allowance for Doubtful Accounts

We offset gross trade accounts receivable with an allowance for doubtful accounts. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review our allowance for doubtful accounts on a regular basis, and all past due balances are reviewed individually for collectibility. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions for allowance for doubtful accounts are recorded in general and administrative expense. If our historical collection experience does not reflect our future ability to collect outstanding accounts receivables, our future provision for doubtful accounts could be materially affected. To date, we have not incurred any write-offs of accounts receivable significantly different than the amounts reserved.  The allowance for doubtful accounts was $550,000 and $424,000 at March 31, 2008 and 2007, respectively.

Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123(R), which requires companies to expense the fair value of employee stock options and other forms of stock-based compensation.  SFAS No. 123(R) requires nonpublic companies that used the minimum value method under SFAS No. 123 for either recognition or pro forma disclosures to apply SFAS No. 123(R) using the prospective-transition method. As such, we will continue to apply APB Opinion No. 25 in future periods to equity awards outstanding at the date of adoption of SFAS No. 123(R) that were measured using the minimum value method. In accordance with SFAS No. 123(R), we will recognize the compensation cost of employee stock-based awards in the statement of operations using the straight line method over the vesting period of the award. Effective with the adoption of SFAS No. 123(R), we have elected to use the Black-Scholes option pricing model to determine the fair value of stock options granted.  We calculated the fair values of the options granted using the following assumptions:

	Three Months Ended March 31,
	2008	2007
Expected volatility	46%	*
Expected term (in years)	6.25 years	*
Risk-free interest rate	3.15%	*
Expected dividend yield	0.00%	*
Weighted-average grant date fair value per share	$6.92	*

_______________________
*  The Company did not grant any stock awards during the three months ended March 31, 2007.

As there was no public market for our common stock prior to our initial public offering in May 2007, and there has been limited historical information on the volatility of our common stock since the date of our initial public offering, we determined the volatility for options granted in the three months ended March 31, 2008 and 2007 based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies for a period equal to the expected life of the option.  The expected life of options has been determined utilizing the "simplified" method as prescribed by the SEC's Staff Accounting Bulletin No. 107, Share-Based Payment.  The risk-free interest rate is based on a zero coupon United States treasury instrument whose term is consistent with the expected life of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period.  We applied a forfeiture rate of 4.00% based on its historical forfeiture experience during the previous two years in determining the expense recorded in the three months ended March 31, 2008 and 2007.

Internal Use Software and Website Development Costs

We account for internal-use software and website development costs in accordance with the guidance set forth in Statement of Position, or SOP, 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, and EITF Issue No. 00-2, Accounting for Website Development Costs. We capitalize costs of materials, consultants and compensation and related expenses of employees who devote time to the development of internal-use software and website applications and infrastructure involving developing software to operate our websites. However, we expense as incurred website development costs for new features and functionalities since it is not probable that they will result in additional functionality until they are both developed and tested with confirmation that they are more effective than the current set of features and functionalities on our websites. Our judgment is required in determining the point at which various projects enter the states at which costs may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized, which is generally three years. To the extent that we change the manner in which we develop and test new features and functionalities related to our websites, assess the ongoing value of capitalized assets or determine the estimated useful lives over which the costs are amortized, the amount of website development costs we capitalize and amortize in future periods would be impacted. We review capitalized internal use software and website development costs for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  We would recognize an impairment loss only if the carrying amount of the asset is not recoverable and exceeds its fair value. We capitalized internal-use software and website development costs of $14 and $297 for the three months ended March 31, 2008 and 2007, respectively.

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

Our deferred tax assets are comprised primarily of net operating loss, or NOL, carryforwards. As of December 31, 2007, we had U.S. federal and state net operating loss (NOL) carryforwards of approximately $18.1 million and $18.2 million, respectively, which may be used to offset future taxable income. The NOL carryforwards expire through 2027, and are subject to review and possible adjustment by the Internal Revenue Service. The Internal Revenue Code contains provisions that limit the NOL and tax credit carryforwards available to be used in any given year in the event of certain changes in the ownership interests of significant stockholders. The federal NOL carry forwards of $18.1 million available at December 31, 2007 were acquired from KnowledgeStorm and are subject to limitations on their use in future years.

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

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended March 31,
	2008		2007
	(Unaudited)
	($ in thousands)
Revenues:
Online	$18,863	79%	$13,709	75%
Events	3,985	17	2,939	16
Print	1,022	4	1,697	9
Total revenues	23,870	100	18,345	100

Cost of revenues:
Online	5,169	22	3,525	19
Events	1,827	8	1,372	8
Print	546	2	1,129	6
Total cost of revenues	7,542	32	6,026	33

Gross profit	16,328	68	12,319	67

Operating expenses:
Selling and marketing	8,444	35	6,152	34
Product development	2,762	12	1,748	9
General and administrative	3,795	16	2,610	14
Depreciation	724	3	330	2
Amortization of intangible assets	1,480	6	759	4
Total operating expenses	17,205	72	11,599	63

Operating (loss) income	(877)	(4)	720	4

Interest income (expense), net	418	2	(67)	*

Income before (benefit from) provision for income taxes	(459)	(2)	653	4

(Benefit from) provision for income taxes	(347)	-1%	336	2

Net (loss) income	$(112)	*	$317	2%

*           Percentage not meaningful.

Comparison of Three Months Ended March 31, 2008 and 2007

Revenues

	Three Months Ended March 31,
			Increase	Percent
	2008	2007	(Decrease)	Change
	(Unaudited)
	($ in thousands)
Revenues:
Online	$18,863	$13,709	$5,154	38%
Events	3,985	2,939	1,046	36
Print	1,022	1,697	(675)	(40)
Total revenues	$23,870	$18,345	$5,525	30%

Online.  The increase in online revenue was primarily attributable to a $3.4 million increase in revenue from lead generation offerings due principally to an increase in white paper and webcast sales volumes as well as revenues from TechnologyGuide.com, which we acquired in April 2007.  The increase also reflects a $1.2 million increase in branding revenue, primarily due to increased banner and newsletter sales volume.

Events.  The increase in events revenue was primarily attributable to a $1.0 million increase in seminar series revenue due to an increase in the number of seminar series events produced in the first quarter of 2008 as compared to the same period of 2007.

Print.  The decrease in print revenue was attributable to the continued shift of our customer’s advertising budgets away from print and towards online offerings. Additionally, we discontinued publishing CIO Decisions magazine in November 2007.

Cost of Revenues and Gross Profit

	Three Months Ended March 31,
			Increase	Percent
	2008	2007	(Decrease)	Change
	(Unaudited)
	($ in thousands)
Cost of revenues:
Online	$5,169	$3,525	$1,644	47%
Events	1,827	1,372	455	33
Print	546	1,129	(583)	(52)
Total cost of revenues	$7,542	$6,026	$1,516	25%

Gross profit	$16,328	$12,319	$4,009	33%
Gross profit percentage	68%	67%

Cost of Online Revenue.  Approximately $572,000 of the increase in cost of online revenue is attributable to employee salaries and benefits.  This increase is primarily due to an increase in average headcount of 24 employees in our online editorial and operations organizations, as well as increases to employee compensation.  In addition, freelancer expenses increased $127,000 in the first quarter of 2008 as compared to 2007. We increased headcount and freelancer expenditures to support the increase in online sales volume and to provide additional editorial content.  The increase in cost of online revenue was also attributable in part to a $528,000 increase in member acquisition expenses, primarily related to keyword purchases for 2020software.com. The increase in cost of online revenue also reflects $356,000 of additional production and hosting costs for online products due to the increased sales volume of online products in the first quarter of 2008 as compared to the same period of 2007.

Cost of Events Revenue.  The increase in cost of events revenue was attributable in part to a $281,000 increase in seminar series and custom event costs due to an increase in the number of events produced in the first quarter of 2008 compared to the same period of 2007.   The increase also reflects a $160,000 increase in salaries, bonuses and benefits related to an increase in average headcount of 12 employees in our events organization, as well as increases to employee compensation and increased temporary staff costs. The increase in headcount and temporary staff costs was needed to support the growth in revenues.

Cost of Print Revenue.  The decrease in cost of print revenue was attributable to our efforts to reduce production costs for our publications in response to our customers’ advertising budgets continuing to shift away from print and towards online offerings. Additionally, we discontinued publishing CIO Decisions magazine in November 2007.

Gross Profit.  Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. The increase in gross profit is primarily attributable to a $3.5 million increase in online gross profit and a $591,000 increase in events gross profit. Gross margin for the three months ended March 31, 2008 was 68.4%, as compared to 67.2% for the same period of 2007. The increase was due primarily to an increase in our gross margin on events revenue as a result of higher margin seminar series events held in the first quarter of 2008 as compared to the same period of 2007. We expect our gross profit to fluctuate from period to period depending on the relative contribution of online, events and print revenue to our total revenue.

Operating Expenses and Other

	Three Months Ended March 31,
			Increase	Percent
	2008	2007	(Decrease)	Change
	(Unaudited)
	($ in thousands)
Operating expenses:
Selling and marketing	$8,444	$6,152	$2,292	37%
Product development	2,762	1,748	1,014	58
General and administrative	3,795	2,610	1,185	45
Depreciation	724	330	394	119
Amortization of intangible assets	1,480	759	721	95
Total operating expenses	$17,205	$11,599	$5,606	48%

Interest income (expense), net	$418	$(67)	$485	*
(Benefit from) provision for income taxes	$(347)	$336	$(683)	*

*           Percentage not meaningful.

Selling and Marketing.  The increase in selling and marketing expense was attributable in part to a $1.4 million increase in salaries, commissions, bonuses and benefits resulting principally from an increase in average headcount of 55 employees in our sales and marketing organizations, as well as increases to employee compensation. The increase in headcount was needed to support the growth in revenues.  The increase in selling and marketing expense also reflects an $856,000 increase in stock-based compensation.

Product Development.  The increase in product development expense was attributable to a $1.0 million increase in salaries and benefits resulting principally from an increase in average headcount of 23 employees in our product development organization, as well as increases to employee compensation. The increase in headcount was primarily a result of additional product development employees acquired in the acquisition of KnowledgeStorm in November 2007.

General and Administrative.  The increase in general and administrative expense was attributable to a $341,000 increase in facilities expense due to leasing additional office space in our Needham, MA headquarters beginning in July 2007, as well as office space acquired with KnowledgeStorm in November 2007. The increase in general and administrative expense was also attributable to a $230,000 increase in stock-based compensation and an $88,000 increase in other employee compensation.  Additionally, we had $395,000 additional expense related to audit, legal, insurance and other expenses attributable primarily to our being a publicly traded company.  We also increased bad debt expense by $119,000 in the first quarter of 2008 commensurate with the increase in our accounts receivable balance.

Depreciation and Amortization of Intangible Assets.  The increase in depreciation expense was primarily attributable to depreciation of assets acquired from KnowledgeStorm in November 2007. The increase in amortization of intangible assets expense was primarily attributable to amortization of intangible assets related to our acquisitions of TechnologyGuide.com in May 2007 and KnowledgeStorm in November 2007.

Interest Income (Expense), Net.  The increase in interest income (expense), net reflect an increase in average cash and short-term investment balances during the first quarter of 2008 compared to 2007.

Provision for Income Taxes.  Our effective tax rate was 76% for the three months ended March 31, 2008 and 51% for the three months ended March 31, 2007.  The benefit from income taxes for the three months ended March 31, 2008 includes a discrete tax benefit of $129,000 related to disqualifying dispositions of incentive stock options.  Our effective tax rate excluding the discrete tax benefit of $129,000 was 47% for the three months ended March 31, 2008.

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

Liquidity and Capital Resources

Resources

Since 2003, we have funded our operations principally with cash flows generated by operations.  In May 2007, we completed our initial public offering of 8.9 million shares of our common stock, of which 7.1 million shares were sold by us and 1.8 million shares were sold by stockholder of ours, all at a price to the public of $13.00 per share.  We raised a total of $91.9 million in gross proceeds from the offering, or $83.2 million in net proceeds after deducting underwriting discounts and commissions of $6.4 million and other offering costs of approximately $2.3 million.  We have used a portion of these proceeds to repay $12.0 million that we had borrowed against our revolving credit facility in conjunction with the acquisition of TechnologyGuide.com in April 2007 and to pay to the selling stockholders of KnowledgeStorm, Inc. approximately $52 million in cash as partial consideration in that acquisition.  We believe that our existing cash and cash equivalents, our cash flow from operating activities and available bank borrowings will be sufficient to meet our anticipated cash needs for at least the next twelve months.  Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion internationally, future acquisitions we might undertake, and the expansion into complementary businesses.  To the extent that our cash and cash equivalents and cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings.  We also may need to raise additional funds in the event we determine in the future to effect one or more additional acquisitions of businesses.  In the event additional funding is required, we may not be able to obtain bank credit arrangements or effect an equity or debt financing on terms acceptable to us or at all.

	March 31, 2008	December 31, 2007
	(Unaudited)
	($ in thousands)

Cash, cash equivalents and short-term investments	$60,404	$62,001
Accounts receivable, net	$17,055	$15,198

Cash, Cash Equivalents and Short-Term Investments

Our cash, cash equivalents and short-term investments at March 31, 2008 were held for working capital purposes and were invested primarily in municipal bonds, money market accounts and auction rate securities.  We do not enter into investments for trading or speculative purposes.

Accounts Receivable, Net

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our service delivery and billing activity, cash collections, and changes to our allowance for doubtful accounts. We use days' sales outstanding, or DSO, calculated on a monthly basis, as a measurement of the quality and status of our receivables. We define DSO as average accounts receivable divided by total revenue for the applicable period, multiplied by the number of days in the applicable period.  DSO was 64 days at March 31, 2008 and 55 days December 31, 2007.

Operating Activities

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
	($ in thousands)

Net cash provided by operating activities	$388	$2,213
Net cash used in investing activities (1)	$(467)	$(1,910)
Net cash provided by (used in) financing activities	$432	$(629)

 (1)           Cash used in investing activities shown net of short-term investment activity of $27.3 million for the three months ended March 31, 2008.

Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, the provision for bad debt, stock-based compensation, deferred income taxes, and the effect of changes in working capital and other activities.  Cash provided by operating activities in the three months ended March 31, 2008 was $388,000 and consisted of $112,000 of net loss, $2.2 million of depreciation and amortization and $2.3 million of stock-based compensation, offset by $4.0 million used in working capital and other activities.

Cash provided by operating activities in the three months ended March 31, 2007 was $2.2 million and consisted of $317,000 of net income, $1.1 million of depreciation and amortization and $1.1 million of stock-based compensation, partly offset by $773,000 used in working capital and other activities.

Investing Activities

Cash used in investing activities primarily consists of purchases of property and equipment and acquisitions of businesses.  Cash used in investing activities in the three months ended March 31, 2008, net of short-term investment activity, was $467,000 and consisted of $418,000 for the purchase of property and equipment and $50,000 for the purchase of certain website domain names.  Cash used in investing activities in the three months ended March 31, 2007 was $1.9 million and consisted of $1.0 million for the acquisition of Ajaxian in February 2007 and $897,000 for the purchase of property and equipment.

Equity Financing Activities

We received proceeds from the exercise of common stock options and warrants in the amounts of $904,000 and $121,000 in the three months ended March 31, 2008 and 2007, respectively.

Term Loan and Credit Facility Borrowings

On August 30, 2006, we entered into a credit agreement with Citizens Bank of Massachusetts, which included a $10.0 million term loan and a $20.0 million revolving credit facility.  As of March 31, 2008, outstanding borrowings under the credit agreements were $5.3 million.

We borrowed $12.0 million against our revolving credit facility in conjunction with the acquisition of TechnologyGuide.com in April 2007.  The entire outstanding balance of $12.0 million was repaid in May 2007 with proceeds from our initial public offering.  As of March 31, 2008, unused availability under our revolving credit facility totaled $20.0 million. Our revolving credit facility matures on August 30, 2011. Unless earlier payment is required by an event of default, all principal and any unpaid interest will be due and payable on August 30, 2011. At our option, the revolving credit facility bears interest at either the lender's prime rate less 1.00% or the London Interbank Offered Rate, or LIBOR, plus the applicable LIBOR margin.  We are also required to pay an unused line fee on the daily unused amount of our revolving credit facility at a per annum rate of 0.25%.  As of March 31, 2008, unused availability under our revolving credit facility totaled $20.0 million.

 In August 2007, we entered into an amendment to the Credit Agreement.  The amendment changes the applicable LIBOR margin from 1.50% to a sliding scale based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters.  As of March 31, 2008, the applicable LIBOR margin was 1.25%.

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

Borrowings under our credit agreements are collateralized by an interest in and lien on all of our assets and certain other guarantees and pledges. Our credit agreements contain certain affirmative and negative covenants, which require, among other things, that we meet certain financial ratio covenants and limit certain capital expenditures. We were in compliance with all covenants under the credit agreements as of March 31, 2008.

Capital Expenditures

We have made capital expenditures primarily for computer equipment and related software needed to host our websites, internal-use software development costs, as well as for leasehold improvements and other general purposes to support our growth.  Our capital expenditures totaled $418,000 and $897,000 for the three months ended March 31, 2008 and 2007, respectively.  We expect to spend approximately $2.4 million in capital expenditures in the remaining nine months of 2008, primarily for website development costs, computer equipment and related software, and internal-use software development costs. We are not currently party to any purchase contracts related to future capital expenditures.

Contractual Obligations and Commitments

As of March 31, 2008, our principal commitments consist of obligations under leases for office space and principal and interest payments due under our bank term loan. The offices are leased under noncancelable operating lease agreements that expire through January 2013. The following table sets forth our commitments to settle contractual obligations in cash as of March 31, 2008:

	Payments Due By Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(Unaudited)
	($ in thousands)
Bank term loan payable	$5,250	$3,000	$2,250	$-	$-
Operating leases (1)	7,912	3,173	4,229	510	-
Total	$13,162	$6,173	$6,479	$510	$-

(1)	Operating lease obligations are net of minimum sublease payments of $38,000 due under various sublease agreements that expire through July 2008.

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

Auction Rate Securities Market Risk

At March 31, 2008, we held $6.2 million in three auction rate securities of which $4.25 million is classified as short-term investments and $1.95 million is classified as long-term investments in the accompanying consolidated balance sheet.  Auction rate securities are variable-rate bonds tied to short-term interest rates with maturities in excess of 90 days.   Interest rates on these securities typically reset through a modified Dutch auction at predetermined short-term intervals, usually every 7, 28 or 35 days.  These auctions have historically provided a liquid market for these securities.  In February and March 2008, our investment in the three auction rate securities of $6.2 million failed at auction due to sell orders exceeding buy orders.

Subsequent to March 31, 2008, we sold over $3 million of the auction rate securities at par value but continue to hold $3.15 million in two auction rate securities.  We do not believe these securities are impaired due to the fair value assessment described in Note 3 to the consolidated financial statements, their AAA rating, the credit worthiness of the issuers of the underlying securities, and the issuers’ ability to refinance if auctions continue to fail.  However, our ability to liquidate our auction rate securities and fully recover the carrying value of our auction rate securities in the near term may be limited or not exist and we may in the future be required to record an impairment charge on these investments.  We believe we will be able to liquidate $1.2 million of the remaining investment of $3.15 million in auction rate securities within the next year and $1.95 million has been classified as long-term investments on our consolidated balance sheet at March 31, 2008.

Foreign Currency Exchange Risk

Our subsidiary, TechTarget Limited, was established in July 2006 and is located in London, England. As of March 31, 2008, substantially all of our international customer agreements have been denominated in U.S. dollars, and aggregate foreign currency payments made by us through this subsidiary have been less than $100,000 during the three months ended March 31, 2008. We currently believe our exposure to foreign currency exchange rate fluctuations is financially immaterial and therefore have not entered into foreign currency hedging transactions. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in the future.

Interest Rate Risk

At March 31, 2008, we had cash, cash equivalents and short-term investments totaling $60.4 million. These amounts were invested primarily in money market accounts, auction rate securities and municipal bonds.  The cash, cash equivalents and short-term investments were held for working capital purposes.  We do not enter into investments for trading or speculative purposes.  Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

At March 31, 2008, we had a long-term investment totaling $1.95 million invested in an auction rate security.  The interest rate resets through a modified Dutch auction every 35 days.  If the auction fails, the penalty rate of interest defaults to 175% of the current LIBOR.  Because the interest rate resets every 35 days, we believe that we do not have any material exposure to changes in the fair value of our auction rate security as a result of changes in interest rates.

Our exposure to market risk also relates to the amount of interest expense we must pay under our revolving credit facility.  The advances under this credit facility bear a variable rate of interest determined as a function of the lender's prime rate or LIBOR.  At March 31, 2008, there were no amounts outstanding under our revolving credit facility.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2008. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2008, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others within our company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Based on the evaluation of our disclosure controls and procedures as of December 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.  Our management concluded that we had material weaknesses in our internal control over financial reporting relating to (1) inadequate review of stock option agreements and option tracking data to determine the income tax classification of the award as either an “incentive stock option” or “non-qualified stock option” and (2) ineffective monitoring controls over our income tax provision calculation due to lack of segregation of duties.  We received a letter from Ernst & Young LLP, our registered public accounting firm, confirming that they also believed that these matters constituted material weaknesses in our internal control over financial reporting.  We have taken the following steps to remediate these material weaknesses:

•	We engaged a third party to administer our stock incentive plans and classify stock options as “incentive stock options” or “non-qualified stock options”; and

•	We engaged a third party to review our internal income tax provision calculation on a quarterly basis beginning with the quarter ending March 31, 2008.

We believe that the actions taken to date have adequately addressed the material weaknesses.

Except as described above, no other change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings

We are not currently a party to any material litigation, and we are not aware of any pending or threatened litigation against us that could have a material adverse effect on our business, operating results or financial condition.

Item 1A.   Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under the heading, “Risk Factors” in our Annual Report filed  on Form10-K for the year ended December 31, 2007.  These are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Because of these factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. These risks are not the only ones facing us.

Risks Relating to Our Business

Because we depend on our ability to generate revenues from the sale of advertising, fluctuations in advertising spending could have an adverse effect on our operating results.

The primary source of our revenues is the sale of advertising to our customers. Our advertising revenues accounted for approximately 98% of our total revenues for the three month period ended March 31, 2008. We believe that advertising spending on the Internet, as in traditional media, fluctuates significantly as a result of a variety of factors, many of which are outside of our control. These factors include:
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

We compete for potential advertisers with a number of different types of offerings and companies, including: broad-based media outlets, such as television, newspapers and business periodicals that are designed to reach a wide audience; general purpose portals and search engines; and offline and online offerings of media companies that produce content specifically for IT professionals, including International Data Group, United Business Media and Ziff Davis Enterprise. Advertisers may choose our competitors over us not only because they prefer our competitors’ online, events and print offerings to ours, but also because advertisers prefer to utilize other forms of advertising offered by our competitors that are not offered by us. Although less than 5% of our revenues for the three-month period ended March 31, 2008 were derived from advertisers located outside of North America, as we continue to expand internationally, we expect to compete with many of the competitors mentioned above, as well as with established media companies based in particular countries or geographical regions. Many of these foreign-based media companies will be larger than we are and will have established relationships with local advertisers. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. As a result, we could lose market share to our competitors in one or more of our businesses and our revenues could decline.

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

In the course of our operating history, we have acquired assets and businesses. Some of our acquisitions have resulted in the recording of a significant amount of goodwill and/or intangible assets on our financial statements. We had approximately $108.8 million of goodwill and net intangible assets as of March 31, 2008. The goodwill and/or intangible assets were recorded because the fair value of the net tangible assets acquired was less than the purchase price. We may not realize the full value of the goodwill and/or intangible assets. As such, we evaluate goodwill and other intangible assets with indefinite useful lives for impairment on an annual basis or more frequently if events or circumstances suggest that the asset may be impaired. We evaluate other intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. If goodwill or other intangible assets are determined to be impaired, we will write off the unrecoverable portion as a charge to our earnings. If we acquire new assets and businesses in the future, as we intend to do, we may record additional goodwill and/or intangible assets. The possible write-off of the goodwill and/or intangible assets could negatively impact our future earnings and, as a result, the market price of our common stock could decline.

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

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. A large portion of our outstanding shares of common stock are held by our officers, directors and affiliates.  Our directors, executive officers and their affiliated entities beneficially own approximately 29 million shares of our common stock, which represents 71% of our shares outstanding as of March 31, 2008. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline substantially.

A limited number of stockholders will have the ability to influence the outcome of director elections and other matters requiring stockholder approval.

Our directors, executive officers and their affiliated entities beneficially own approximately 71% of our outstanding common stock. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the election of directors, the amendment of our certificate of incorporation and bylaws and the approval of mergers or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by other stockholders.

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

As a result of the IPO, we raised a total of $83.2 million in net proceeds after deducting underwriting discounts and commissions of approximately $6.4 million and offering expenses of approximately $2.3 million.  In May 2007 we repaid $12.0 million that we had borrowed against our revolving credit facility in conjunction with the acquisition of TechnologyGuide.com in April 2007.  In November 2007 we acquired KnowledgeStorm, Inc. for approximately $58 million, consisting of approximately $52 million in cash and 359,820 shares of unregistered common stock of TechTarget valued at that time at $6.0 million.

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

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

None.

Item 6.    Exhibits

(a)    Exhibits

31.1 Certification of Greg Strakosch, Chief Executive Officer of TechTarget, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, dated May 15, 2008.

31.2 Certification of Eric Sockol, Chief Financial Officer and Treasurer of TechTarget, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, dated May 15, 2008.

32.1  Certifications of Greg Strakosch, Chief Executive Officer of TechTarget, Inc. and Eric Sockol, Chief Financial Officer and Treasurer of TechTarget, Inc., pursuant to 18 U.S.C. Section 1350, dated May 15, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECHTARGET, INC (Registrant)

Date: May 15, 2008	By:	/s/ GREG STRAKOSCH
Greg Strakosch, Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2008	By:	/s/ ERIC SOCKOL
Eric Sockol, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)