Form 10-Q
period 2008-06-30
TechTarget Inc
filed 2008-08-14
CIK 1293282

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of June 30, 2008, there were outstanding 41,524,852 shares of the registrant’s common stock, par value $0.001.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
TECHTARGET, INC.
Consolidated Balance Sheets
 (In thousands, except share and per share data)

	June 30, 2008	December 31, 2007
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$49,369	$10,693
Short-term investments	18,348	51,308
Accounts receivable, net of allowance for doubtful accounts of $554 and $424 as of June 30, 2008 (unaudited) and December 31, 2007, respectively	17,131	15,198
Prepaid expenses and other current assets	4,837	1,962
Deferred tax assets	2,743	2,947
Total current assets	92,428	82,108

Property and equipment, net	3,780	4,401
Goodwill	88,326	88,326
Intangible assets, net of accumulated amortization	19,177	21,939
Deferred tax assets	3,354	2,910
Other assets	198	203

Total assets	$207,263	$199,887

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of bank term loan payable	$3,000	$3,000
Accounts payable	4,158	2,919
Income taxes payable	208	1,031
Accrued expenses and other current liabilities	1,803	2,473
Accrued compensation expenses	688	2,600
Deferred revenue	5,440	3,761
Total current liabilities	15,297	15,784

Long-term liabilities:
Other liabilities	392	455
Bank term loan payable, net of current portion	1,500	3,000
Total liabilities	17,189	19,239

Commitments (Note 9)	-	-

Stockholders' equity:
Preferred stock, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 41,524,852 and 41,081,616 shares issued and outstanding at June 30, 2008 (unaudited) and December 31, 2007, respectively	42	41
Additional paid-in capital	217,577	209,773
Warrants	3	13
Accumulated other comprehensive loss	(91)	(102)
Accumulated deficit	(27,457)	(29,077)
Total stockholders' equity	190,074	180,648

Total liabilities and stockholders' equity	$207,263	$199,887

See accompanying notes.

TECHTARGET, INC.
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)
Revenues:
Online	$20,844	$16,330	$39,707	$30,039
Events	7,262	6,350	11,247	9,289
Print	1,274	1,924	2,296	3,621
Total revenues	29,380	24,604	53,250	42,949

Cost of revenues:
Online (1)	5,481	3,900	10,650	7,425
Events (1)	2,923	2,410	4,750	3,782
Print (1)	632	999	1,178	2,128
Total cost of revenues	9,036	7,309	16,578	13,335

Gross profit	20,344	17,295	36,672	29,614

Operating expenses:
Selling and marketing (1)	8,885	6,388	17,329	12,540
Product development (1)	2,890	1,596	5,652	3,344
General and administrative (1)	3,459	2,943	7,254	5,553
Depreciation	581	364	1,305	694
Amortization of intangible assets	1,332	1,041	2,812	1,800
Total operating expenses	17,147	12,332	34,352	23,931

Operating income	3,197	4,963	2,320	5,683

Interest income (expense):
Interest income	368	655	900	1,015
Interest expense	(100)	(278)	(214)	(705)
Total interest income	268	377	686	310

Income before provision for income taxes	3,465	5,340	3,006	5,993

Provision for income taxes	1,733	2,092	1,386	2,428

Net income	$1,732	$3,248	$1,620	$3,565

Net income (loss) per common share:
Basic	$0.04	$0.07	$0.04	$(0.02)
Diluted	$0.04	$0.06	$0.04	$(0.02)

Weighted average common shares outstanding:
Basic	41,375,997	24,295,344	41,267,207	16,246,313
Diluted	43,598,364	27,243,822	43,531,804	16,246,313

(1) Amounts include stock-based compensation expense as follows:
Cost of online revenue	$39	$70	$137	$140
Cost of events revenue	25	11	47	23
Cost of print revenue	4	10	4	19
Selling and marketing	1,347	588	2,739	1,124
Product development	140	73	280	146
General and administrative	858	446	1,459	817

See accompanying notes.

TECHTARGET, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2008	2007
	(Unaudited)
Operating Activities:
Net income	$1,620	$3,565
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,117	2,494
Provision for bad debt	149	61
Stock-based compensation expense	4,666	2,269
Non-cash interest expense	-	310
Deferred tax benefit	(240)	(131)
Excess tax benefit - stock options	(999)	(2,295)
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	(2,082)	(1,325)
Prepaid expenses and other current assets	(1,833)	(873)
Other assets	2	783
Accounts payable	1,241	541
Income taxes payable	(822)	(1,854)
Accrued expenses and other current liabilities	(669)	(580)
Accrued compensation expenses	(1,912)	(1,012)
Deferred revenue	1,679	3,072
Other liabilities	(51)	(74)
Net cash provided by operating activities	4,866	4,951

Investing activities:
Purchases of property and equipment, and other assets	(684)	(1,689)
Purchases of short-term investments	(35,721)	(126,100)
Proceeds from sales and maturities of short-term investments	68,682	55,790
Acquisition of assets	(50)	(1,013)
Acquisition of businesses, net of cash acquired	-	(15,015)
Net cash provided by (used in) investing activities	32,227	(88,027)

Financing activities:
Proceeds from revolving credit facility	-	12,000
Payments made on revolving credit facility	-	(12,000)
Payments on bank term loan payable	(1,500)	(1,500)
Proceeds from initial public offering, net of stock issuance costs	-	83,161
Excess tax benefit - stock options	999	2,295
Proceeds from exercise of warrants and stock options	2,084	773
Net cash provided by financing activities	1,583	84,729

Net increase in cash and cash equivalents	38,676	1,653
Cash and cash equivalents at beginning of period	10,693	30,830

Cash and cash equivalents at end of period	$49,369	$32,483

Supplemental disclosure of cash flow information:
Cash paid for interest	$185	$361
Cash paid for taxes	$2,151	$3,736

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

The Company’s integrated content platform consists of a network of over 50 websites that are complemented with targeted in-person events and two specialized IT magazines. Throughout all stages of the purchase decision process, these content offerings meet IT professionals' needs for expert, peer and IT vendor information, and provide a platform on which IT vendors can launch targeted marketing campaigns that generate measurable, high return on investment (ROI). As IT professionals have become increasingly specialized, they have come to rely on our sector-specific websites for purchasing decision support. The Company’s content enables IT professionals to navigate the complex and rapidly changing IT landscape where purchasing decisions can have significant financial and operational consequences. Based upon the logical clustering of users' respective job responsibilities and the marketing focus of the products that the Company’s customers are advertising, content offerings are currently categorized across eleven distinct media groups: Application Development; Channel; CIO and IT Management; Data Center; Enterprise Applications; Laptops and Mobile Technology; Networking; Security; Storage; Vertical Software; and Windows and Distributed Computing.

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

-
Webcasts, Podcasts and Videocasts.  Webcast and videocast revenue is recognized in the period in which the webcast or videocast occurs.  Podcast revenue is recognized in the period in which it is first posted and becomes available on the Company’s websites.

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

-
Contextual Advertising.  Our contextual advertising programs associate IT vendor white papers, webcasts, podcasts or other content on a particular topic with our related sector-specific content.  Revenue on these program components is recognized in accordance with the specific component’s policy as described above.

-
Third Party Revenue Sharing Arrangements.  The Company has arrangements with certain third parties, including for the licensing of its online content, for the renting of its database of opted-in email subscribers and for which advertising from customers of certain third parties is made available to the Company’s website visitors. In each of these arrangements the Company is paid a share of the resulting revenue, and the revenue is recognized in the period in which the services are performed.

The Company offers customers the ability to purchase integrated ROI program offerings, which can include any of its online media offerings packaged together to address the particular customer's specific advertising requirements. As part of these offerings, the Company will guarantee a minimum number of qualified sales leads to be delivered over the course of the advertising campaign. Throughout the advertising campaign, revenue is recognized as individual offerings are delivered, and the lead guarantee commitments are closely monitored to assess campaign performance. If the minimum number of qualified sales leads is not met by the scheduled completion date of the advertising campaign, the campaign is extended and the Company will extend the period over which it recognizes revenue. In accordance with EITF Issue No. 00-21, revenue is deferred for any undelivered offerings equal to a pro-rata amount of the fair value of the additional media offerings as compared to the total combined value of the original contract and the fair value of the additional media offerings. The fair value of the additional media offerings is determined based on standard rate card pricing for each of the additional media offerings. The Company estimates the additional media offerings to be delivered during the extended period based on historical lead generation performance for each of the offerings. The Company has managed and completed over 1,000 integrated ROI program offerings since 2004, which it feels provides a reasonable basis to establish these estimates.  During the twelve months ended June 30, 2008, lead shortfalls for integrated ROI program offerings were satisfied within an average extended period of 40 days.

As of June 30, 2008, substantially all of the integrated ROI program offerings that had a guaranteed minimum number of qualified sales leads had been delivered within the original contractual term.  Standard contractual terms and conditions for integrated ROI program offerings allow for the Company to extend advertising campaigns in order to satisfy lead shortfalls. When lead shortfalls are unable to be satisfied within a mutually agreed-upon extended period, the Company recognizes revenue equal to, and the customer is only responsible for paying, a pro rata amount based on the actual number of leads delivered compared to the number of leads originally guaranteed. Historically, lead guarantees associated with integrated ROI program offerings have not required the Company to refund or extend payment terms to customers, nor have they resulted in deferral of a material amount of revenue outside of the original contractual term of the advertising campaign.

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

Internal Use Software and Website Development Costs

The Company accounts for website development costs according to the guidance in the EITF Issue No. 00-2, Accounting for Web Site Development Costs, which requires that costs incurred during the development of website applications and infrastructure involving developing software to operate a website be capitalized.  Additionally, all costs relating to internal use software are accounted for under Statement of Position (SOP) 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use.  The estimated useful life of costs capitalized is evaluated for each specific project.  Capitalized internal use software and website development costs are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  An impairment loss shall be recognized only if the carrying amount of the asset is not recoverable and exceeds its fair value.  The Company capitalized internal-use software and website development costs of $8 and $402 for the three months ended June 30, 2008 and 2007, respectively, and $22 and $698 for the six months ended June 30, 2008 and 2007, respectively.

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

Stock-Based Compensation

At June 30, 2008, the Company had two stock-based employee compensation plans which are more fully described in Note 11.  Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. SFAS No. 123(R) requires nonpublic companies that used the minimum value method under SFAS No. 123 for either recognition or pro forma disclosures to apply SFAS No. 123(R) using the prospective-transition method.  As such, the Company will continue to apply APB Opinion No. 25 in future periods to equity awards outstanding at the date of adoption of SFAS No. 123(R) that were measured using the minimum value method.  In accordance with SFAS No. 123(R), the Company recognizes the compensation cost of employee stock-based awards in the statement of operations using the straight line method over the vesting period of the award. Effective with the adoption of SFAS No. 123(R), the Company has elected to use the Black-Scholes option pricing model to determine the fair value of stock options granted.

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

3. Fair Value Measurements

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, which, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis.  SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would either be received to sell an asset or be paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

·             Level 1. Quoted prices in active markets for identical assets and liabilities;
·             Level 2. Observable inputs other than quoted prices in active markets; and
·             Level 3. Unobservable inputs.

The fair value hierarchy of the Company’s financial assets and liabilities carried at fair value and measured on a recurring basis is as follows:

		Fair Value Measurements at Reporting Date Using
	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Unaudited)

Money market funds (1)	$40,638	$40,638	$-	$-
Short-term investments	18,348	-	18,348	-
Interest rate swap (2)	91	-	91	-

Total	$59,077	$40,638	$18,439	$-

(1) Included in cash equivalents on the accompanying consolidated balance sheet.
(2) Included in other liabilities on the accompanying consolidated balance sheet.

At June 30, 2008, the Company held $1.8 million in one auction rate security classified as a short-term investment in the accompanying consolidated balance sheet.  Auction rate securities are variable-rate bonds tied to short-term interest rates with maturities in excess of 90 days.   The interest rate on this security resets through a modified Dutch auction every 35 days.  These auctions have historically provided a liquid market for this security.  Beginning in March 2008, the Company's investment in this security started failing at auction due to sell orders exceeding buy orders.

The Company considered multiple Level 2 inputs when determining the fair value of the auction rate security at June 30, 2008 as follows;

·             The fair value assessment performed by the Company’s investment adviser; and
·             Sales activity at par value prior and subsequent to June 30, 2008.

Based on the Level 2 inputs noted above, the Company concluded that the par value of the auction rate security represents its fair value at June 30, 2008.

Subsequent to June 30, 2008, the Company has sold $100 of the auction rate security at par value but continues to hold $1.7 million in the auction rate security.  The Company believes this security is not impaired due to the fair value assessment performed by the Company’s investment adviser, the sales activity prior and subsequent to June 30, 2008, the AA stand alone rating, and the likelihood of the issuer’s ability to refinance if auctions continue to fail.  However, the Company's ability to liquidate the auction rate security and fully recover the carrying value of the security in the near term may be limited or not exist and the Company may in the future be required to record an impairment charge on this investment.  The Company believes it will be able to liquidate the remaining investment of $1.7 million in the security within the next year.

4. Acquisitions

KnowledgeStorm, Inc.

On November 6, 2007, the Company acquired KnowledgeStorm, Inc. (KnowledgeStorm), which was a privately held company based in Alpharetta, Georgia, for $51,730 in cash and 359,820 shares of common stock of TechTarget valued at $6,000, as well as $230 in transaction costs.  KnowledgeStorm is a leading online search resource providing vendor generated content addressing corporate IT professionals. KnowledgeStorm offers IT marketers products with a lead generation and branding focus to reach these corporate IT professionals throughout the purchasing decision process. The acquisition of KnowledgeStorm strengthens the Company’s competitive position and increases its scale, customer penetration and product offerings for advertisers. Once KnowledgeStorm has been fully integrated, the Company expects that cost savings can be achieved as a result of sales and operating efficiencies from the combined operations.  Additionally, the Company anticipates that integration of KnowledegeStorm employees into its workforce will increase its capabilities in support of product development, product management and search engine optimization and marketing.

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

Within approximately thirty days from the acquisition date, the Company’s management completed its reorganization plan to consolidate KnowledgeStorm's operations.  Liabilities assumed in the acquisition include approximately $627 of involuntary termination benefits payable to terminated employees through May 2008, as well as approximately $111 of costs associated with exiting certain operating leases on office space leased by KnowledgeStorm under noncancelable leases that expire through December 2008.  As of June 30, 2008 and December 31, 2007, approximately $7 and $616 remained payable under these obligations, respectively, all of which is expected to be paid by December 31, 2008.

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

The following pro forma results of operations for the three and six months ended June 30, 2007 have been prepared as though the acquisition of KnowledgeStorm had occurred on January 1, 2007.  This pro forma unaudited financial information is not indicative of the results of operations that may occur in the future.

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
	(unaudited)

Total revenues	$29,572	$51,747

Net income	$2,338	$1,030

Net income per common share:
Basic and diluted	$0.04	$(0.18)

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

A contingent payment of $250 in May 2009 is due if certain event revenue and website traffic milestones are met as defined in the purchase agreement.  Operating expense will be recorded in the period in which payment of these respective obligations becomes probable under the terms of the agreement.

5. Cash, Cash Equivalents and Short-Term Investments

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less at date of purchase.  Cash equivalents are carried at cost, which approximates their fair market value.  Cash and cash equivalents consisted of the following:

	June 30, 2008	December 31, 2007
	(Unaudited)

Cash	$8,731	$6,714
Money market funds	40,638	3,979
Total cash and cash equivalents	$49,369	$10,693

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

Short-term investments consisted of the following:

	June 30, 2008	December 31, 2007
	(Unaudited)

Municipal bonds	$16,548	$19,808
Auction rate securities	1,800	17,000
Variable rate demand notes	-	14,500
Total short-term investments	$18,348	$51,308

As of June 30, 2008, the auction rate security held by the Company had a maturity date of 2031.  Municipal bonds have contractual maturity dates within one year. All income generated from these short-term investments is recorded as interest income.

6. Intangible Assets

Intangible assets subject to amortization as of June 30, 2008 and December 31, 2007 consist of the following:

		As of June 30, 2008
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
		(Unaudited)

Customer, affiliate and advertiser relationships	1 - 9	$12,222	$(3,630)	$8,592
Developed websites, technology and patents	3 - 6	5,400	(1,050)	4,350
Trademark, trade name and domain name	5 - 7	2,044	(714)	1,330
Proprietary user information database and Internet traffic	3 - 5	4,750	(695)	4,055
Non-compete agreements	1 - 3	1,735	(885)	850

Total intangible assets		$26,151	$(6,974)	$19,177

The Company wrote off $7,431 of fully amortized intangible assets during the six months ended June 30, 2008.

		As of December 31, 2007
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer, affiliate and advertiser relationships	1 - 9	$19,077	$(9,140)	$9,937
Developed websites, technology and patents	3 - 6	5,976	(1,176)	4,800
Trademark, trade name and domain name	5 - 7	1,994	(521)	1,473
Proprietary user information database and Internet traffic	3 - 5	4,750	(174)	4,576
Non-compete agreements	1 - 3	1,735	(582)	1,153

Total intangible assets		$33,532	$(11,593)	$21,939

Intangible assets are amortized over their estimated useful lives, which range from one to nine years, using methods of amortization that are expected to reflect the estimated pattern of economic use. The remaining amortization expense will be recognized over a weighted-average period of approximately 2.98 years.

Amortization expense was $1,332 and $1,041 for the three months ended June 30, 2008 and 2007 respectively, and $2,812 and $1,800 for the six months ended June 30, 2008 and 2007, respectively.

The Company expects amortization expense of intangible assets to be as follows:

Amortization
Years Ending December 31:	Expense
2008 (July 1st - December 31st)	$2,470
2009	4,565
2010	4,052
2011	3,083
2012	2,387
Thereafter	2,620
$19,177

7. Net Income (Loss) Per Common Share

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per common share is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)
Numerator:
Net income	$1,732	$3,248	$1,620	$3,565
Allocation of net income:
Accretion of preferred stock dividends	-	1,336	-	3,948
Undistributed net income allocated to preferred stockholders	-	228	-	-
Net income applicable to preferred stockholders (1)	-	1,564	-	3,948

Net income (loss) applicable to common stockholders	$1,732	$1,684	$1,620	$(383)

Denominator:
Basic:
Weighted average shares of common stock outstanding	41,375,997	24,295,344	41,267,207	16,246,313

Diluted:
Weighted average shares of common stock outstanding	41,375,997	24,295,344	41,267,207	16,246,313
Effect of potentially dilutive shares (2)	2,222,367	2,948,478	2,264,597	-
Total weighted average shares of common stock outstanding	43,598,364	27,243,822	43,531,804	16,246,313

Calculation of Net Income (Loss) Per Common Share:
Basic:
Net income (loss) applicable to common stockholders	$1,732	$1,684	$1,620	$(383)
Weighted average shares of stock outstanding	41,375,997	24,295,344	41,267,207	16,246,313
Net income (loss) per common share	$0.04	$0.07	$0.04	$(0.02)

Diluted:
Net income (loss) applicable to common stockholders	$1,732	$1,684	$1,620	$(383)
Weighted average shares of stock outstanding	43,598,364	27,243,822	43,531,804	16,246,313
Net income (loss) per common share	$0.04	$0.06	$0.04	$(0.02)

(1)
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

(2)
In calculating diluted earnings per share, shares related to redeemable convertible preferred stock and outstanding stock options and warrants were excluded for the six months ended June 30, 2007 because they were anti-dilutive.

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

The Revolving Credit Facility matures on August 30, 2011. Unless earlier payment is required by an event of default, all principal and unpaid interest will be due and payable on August 30, 2011. At the Company's option, the Revolving Credit Facility bears interest at either the Prime Rate less 1.00% or the LIBOR rate plus the applicable LIBOR margin. The Company is also required to pay an unused line fee on the daily unused amount of its Revolving Credit Facility at a per annum rate of 0.25%. As of June 30, 2008, unused availability under the Revolving Credit Facility totaled $20.0 million.

In August 2007, the Company entered into an amendment to the Credit Agreement.  The amendment changed the applicable LIBOR margin from 1.50% to a sliding scale based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters.  As of June 30, 2008, the applicable LIBOR margin was 1.25%.

The Term Loan requires 39 consecutive monthly principal payments of $250, plus interest, beginning on September 30, 2006 through December 30, 2009. As of June 30, 2008, the outstanding balance due under the Term Loan was $4,500. There was no accrued interest on the Term Loan at June 30, 2008.

In September 2006, the Company entered into an interest rate swap agreement with a commercial bank to mitigate the interest rate fluctuations on the Term Loan. With this interest rate swap agreement in place, the Company fixed the annual interest rate at 6.98% for the Term Loan. The interest rate swap agreement terminates in December 2009. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the interest rate swap agreement is deemed to be a cash flow hedge and qualifies for special accounting using the shortcut method. Accordingly, changes in the fair value of the interest rate swap agreement are recorded in "accumulated other comprehensive loss" on the consolidated balance sheet. As of June 30, 2008 and December 31, 2007, the fair value of the cash flow hedge was $91 and $102, respectively, and is recorded in other liabilities.

Borrowings under the Credit Agreement are collateralized by a security interest in substantially all assets of the Company. Covenants governing the Credit Agreement require the maintenance of certain financial ratios. The Company was in compliance with all financial covenants as of June 30, 2008.

The future maturities of the Term Loan at June 30, 2008 are as follows:

Year Ending December 31,	As of June 30, 2008
(Unaudited)

2008 (July 1st - December 31st)	$1,500
2009	3,000
4,500
Less current portion	(3,000)

$1,500

9. Commitments and Contingencies

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At June 30, 2008 and December 31, 2007, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

10. Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income is defined to include all changes in equity during a period, except those resulting from investments by stockholders and distributions to stockholders. For the three and six  months ended June 30, 2008 and 2007 comprehensive income is the sum of net income and the change in the fair value of the Company's cash flow hedge, as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)

Net income	$1,732	$3,248	$1,620	$3,565
Other comprehensive income:
Change in fair value of cash flow hedge	65	39	11	33

Total comprehensive income	$1,797	$3,287	$1,631	$3,598

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

In April 2007, the Board approved the 2007 Stock Option and Incentive Plan (the 2007 Plan), which was approved by the stockholders and became effective upon the consummation of the Company’s IPO in May 2007. The 2007 Plan allows the Company to grant ISOs, NSOs, stock appreciation rights, deferred stock awards, restricted stock and other awards.  Under the 2007 Plan, stock options may not be granted at less than fair market value on the date of grant, and options generally vest over a four year period.  Stock options granted under the 2007 Plan expire no later than ten years after the grant date.  The Company originally reserved for issuance an aggregate of 2,911,667 shares of common stock under the 2007 Plan plus an additional annual increase to be added automatically on January 1 of each year, beginning on January 1, 2008, equal to the lesser of (a) 2% of the outstanding number of shares of common stock (on a fully-diluted basis) on the immediately preceding December 31 and (b) such lower number of shares as may be determined by our compensation committee.  The number of shares available for issuance under the 2007 Plan is subject to adjustment in the event of a stock split, stock dividend or other change in capitalization.  Generally, shares that are forfeited or canceled from awards under the 2007 Plan will be available for future awards.  In addition, shares subject to stock options returned to the 1999 Plan, as a result of their expiration, cancellation or termination, are automatically made available for issuance under the 2007 Plan.  As of June 30, 2008 a total of 2,577,385 shares were available for grant under the 2007 Plan.

Accounting for Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award.  The Company calculated the fair values of the options granted using the following assumptions:
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Expected volatility	*	49%-50%	46%	49%-50%
Expected term (in years)	*	6.25 years	6.25 years	6.25 years
Risk-free interest rate	*	4.61%-5.04%	3.15%	4.61%-5.04%
Expected dividend yield	*	-%	-%	-%
Weighted-average grant date fair value per share	*	$7.70	$6.92	$7.70
_______________________
*  The Company did not grant any stock option awards during the three months ended June 30, 2008

As there was no public market for the Company’s common stock prior to the Company's IPO in May 2007, and limited historical information on the volatility of its common stock since the date of the Company’s IPO, the Company determined the volatility for options granted in the six months ended June 30, 2008 based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies for a period equal to the expected term of the option.  The expected term of options has been determined utilizing the "simplified" method as prescribed by the SEC's Staff Accounting Bulletin No. 107, Share-Based Payment.  The risk-free interest rate is based on a zero coupon United States treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. The Company applied a forfeiture rate of 4.00% based on its historical forfeiture experience during the previous two years in determining the expense recorded in the six months ended June 30, 2008 and 2007.

A summary of the activity under the Company's stock option plan as of June 30, 2008 and changes during the three and six month periods then ended is presented below:
Quarter-to-Date Activity	Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
	(Unaudited)

Options outstanding at March 31, 2008	7,318,137	$6.58
Options granted	-	-
Options exercised	(273,703)	4.31
Options forfeited	(77,742)	9.42
Options canceled	(2,703)	7.29
Options outstanding at June 30, 2008	6,963,989	$6.64	6.9	$27,299

Options exercisable at June 30, 2008	3,897,608	$4.76	5.7	$22,623

Options vested or expected to vest at June 30, 2008 (1)	6,841,334	$6.60	6.9	$27,111

(1)
In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

Year-to-Date Activity	Options Outstanding	Weighted-Average Exercise Price Per Share
	(Unaudited)

Options outstanding at December 31, 2007	7,534,641	$6.57
Options granted	22,295	14.12
Options exercised	(432,210)	4.82
Options forfeited	(156,379)	9.28
Options canceled	(4,358)	7.32
Options outstanding at June 30, 2008	6,963,989	$6.64

During the three and six months ended June 30, 2008, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $2,394 and $3,566, respectively, and the total amount of cash received from exercise of these options was $1,179 and $2,084, respectively.  The total grant-date fair value of stock options granted after the adoption of SFAS No. 123(R) on January 1, 2006 that vested during the three and six months ended June 30, 2008 was $1,772 and $2,966, respectively.

During the three and six months ended June 30, 2007, the total intrinsic value of options exercised was $8,285 and $10,747, respectively, and the total amount of cash received from exercise of these options was $652 and $780, respectively.  The total grant-date fair value of stock options granted after the adoption of SFAS No. 123(R) on January 1, 2006 that vested during the three and six months ended June 30, 2007 was $171 and $172, respectively.

Unrecognized stock-based compensation expense of non-vested stock options of $15.4 million is expected to be recognized using the straight line method over a weighted-average period of 1.42 years.

Restricted Stock Awards

Restricted stock awards are valued at the market price of a share of the Company’s common stock on the date of grant.  A summary of the restricted stock award activity under the Company's stock option plan for the three and six months ended June 30, 2008 is presented below:

Quarter-to-Date Activity	Shares	Weighted-Average Grant Date Fair Value Per Share
	(Unaudited)

Nonvested outstanding at March 31, 2008	631,774	$14.50
Granted	4,640	10.56
Vested	(4,640)	10.56
Forfeited	-	-
Nonvested outstanding at June 30, 2008	631,774	$14.50

Year-to-Date Activity	Shares	Weighted-Average Grant Date Fair Value Per Share
	(Unaudited)

Nonvested outstanding at December 31, 2007	614,775	$14.52
Granted	21,639	13.36
Vested	(4,640)	10.56
Forfeited	-	-
Nonvested outstanding at June 30, 2008	631,774	$14.50

Unrecognized stock-based compensation expense of non-vested restricted stock awards of $7.7 million is expected to be recognized using the straight line method over a weighted-average period of 1.84 years.

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

Warrants

In connection with the Company’s original Bank Term Loan agreement, in July 2001 the Company issued to the lender for the Bank Term Loan (the “Lender”) a fully exercisable warrant to purchase up to 74,074 shares of series A redeemable convertible preferred stock at $0.5411 per share.  In connection with an amendment to the Bank Term Loan agreement in April 2002 the Company issued to the Lender an additional fully exercisable warrant to purchase 55,443 shares of series A redeemable convertible preferred stock at a price of $0.5411 per share.  Upon the closing of the Company’s IPO in May 2007, these warrants outstanding converted into warrants to purchase an aggregate of 32,378 shares of the Company’s common stock at an exercise price of $2.1644 per share.  In 2007, the Lender exercised their warrants to purchase 32,378 shares of common stock using the conversion rights in the warrants.  As result of the exercise using the conversion rights, the Company issued 26,740 shares of common stock to the Lender and cancelled the 5,638 shares received in lieu of payment of the exercise price.  In connection with an acquisition in May 2000, the Company issued to the seller a warrant to purchase 40,625 shares of common stock at a price of $2.36 per share.  The warrant is exercisable immediately and expires on May 10, 2010.  In 2007, the seller exercised warrants to purchase 30,981 shares of common stock using the conversion rights in the warrants.  As result of the exercise using the conversion rights, the Company issued 26,024 shares of common stock to the seller and cancelled the 4,957 shares received in lieu of payment of the exercise price. In 2008, the seller exercised additional warrants to purchase 7,625 shares of common stock using the conversion rights in the warrants.  As result of the exercise using the conversion rights, the Company issued 6,386 shares of common stock to the seller and cancelled the 1,239 shares received in lieu of payment of the exercise price. At June 30, 2008 and December 31, 2007, there were 2,019 and 9,644 shares, respectively, of the Company’s common stock reserved for the exercise of all warrants.

Reserved Common Stock

As June 30, 2008 the Company has reserved common stock for the following:

Number of Shares
(Unaudited)

Options outstanding and available for grant under stock option plans	10,173,148
Warrants	2,019

Total common stock reserved	10,175,167

13. Income Taxes

The Company adopted the provisions of FIN 48, an interpretation of SFAS No. 109, Accounting for Income Taxes, on January 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At the adoption date and as of June 30, 2008, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest or penalties have been recognized by the Company to date.

Tax years 2004 through 2007 are subject to examination by the federal and state taxing authorities.  The Internal Revenue Service is currently performing an audit of our 2006 tax return.  There are no other income tax examinations currently in process.

The Company’s effective tax rate was 46% for the six months ended June 30, 2008.  The provision for income taxes for the six months ended June 30, 2008 includes a discrete tax benefit of $336,000 related to disqualifying dispositions of incentive stock options.  The Company’s effective tax rate excluding the discrete tax benefit of $336,000 was 57% for the six months ended June 30, 2008.

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

Geographic Data

Net sales to unaffiliated customers by geographic area were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)

United States and Canada	$28,057	$24,076	$51,197	$42,081
International	1,323	528	2,053	868
Total	$29,380	$24,604	$53,250	$42,949

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

Online.  The majority of our revenue is derived from the delivery of our online offerings from our media groups.  Online revenue represented approximately 71% and 66% of total revenues for the three months ended June 30, 2008 and 2007, respectively, and approximately 75% and 70% of total revenues for the six months ended June 30, 2008 and 2007, respectively. We expect the majority of our revenues to be derived through the delivery of online offerings for the foreseeable future. As a result of our customers' advertising objectives and preferences, the specific allocation of online advertising offerings sold and delivered by us, on a period by period basis, can fluctuate.

Through our websites we sell a variety of online media offerings to connect IT vendors to IT professionals. Many of our online media offerings provide IT vendors a blend of both branding and lead generation benefits. Although we do not distinctly classify our various online media offerings between the two marketing categories, our customers may distinguish the benefits based on their own internal objectives. For disclosure purposes, we have classified our online media offerings between lead generation and branding offerings. Our lead generation offerings allow IT vendors to capture qualified sales leads from the distribution and promotion of content to our audience of IT professionals. Our branding offerings provide IT vendors exposure to targeted audiences of IT professionals actively researching information related to their products and services.

Our branding offerings include banners and e-newsletters. Banner advertising can be purchased on specific websites within our network. We also offer the ability to advertise in e-newsletters focused on key site sub-topics across our portfolio of websites. These offerings give IT vendors the ability to increase their brand awareness in highly specialized IT sectors.

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

-
Third Party Revenue Sharing Arrangements.  We have arrangements with certain third parties, including for the licensing of our online content, for the renting of our database of opted-in email subscribers and for which advertising from customers of certain third parties is made available to our website visitors. In each of these arrangements we are paid a share of the resulting revenue.

Events.  Events revenue represented approximately 25% and 26% of total revenues for the three months ended June 30, 2008 and 2007, respectively, and approximately 21% and 22% of total revenues for the six months ended June 30, 2008 and 2007, respectively. Most of our media groups operate revenue generating events. The majority of our events are free to IT professionals and are sponsored by IT vendors. Attendees are pre-screened based on event-specific criteria such as sector-specific budget size, company size, or job title. We offer three types of events: multi-day conferences, single-day seminars and custom events. Multi-day conferences provide independent expert content for our attendees and allow vendors to purchase exhibit space and other sponsorship offerings that enable interaction with the attendees. We also hold single-day seminars on various topics in major cities. These seminars provide independent content on key sub-topics in the sectors we serve, are free to qualified attendees, and offer multiple vendors the ability to interact with specific, targeted audiences actively focused on buying decisions. Our custom events differ from our conferences and seminars in that they are exclusively sponsored by a single IT vendor, and the content is driven primarily by the sole sponsor.

Print.  Print revenue represented approximately 4% and 8% of total revenues for the three months ended June 30, 2008 and 2007, respectively, and approximately 4% and 8% of total revenues for the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, we publish monthly two controlled-circulation magazines that are free to subscribers and generate revenue solely based on advertising fees. The highly targeted magazines we publish are: Storage magazine (Storage Media Group), which we began publishing in 2002; and Information Security magazine (Security Media Group), which we began publishing in 2003.  Our magazines provide readers with strategic guidance on important enterprise-level technology decisions. We expect print revenue to decrease as a percentage of total revenue in the foreseeable future.

Cost of Revenues, Operating Expenses and Other

Expenses consist of cost of revenues, selling and marketing, product development, general and administrative, depreciation, and amortization expenses. Personnel-related costs are a significant component of most of these expense categories. We have 606 employees at June 30, 2008. We expect personnel-related expenses to continue to increase in absolute dollars, but to decline over time as a percentage of total revenues due to anticipated economies of scale in our business support functions.

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

-
Contextual advertising.  Our contextual advertising programs associate IT vendor white papers, webcasts, podcasts or other content on a particular topic with our related sector-specific content. Revenue on these program components is recognized in accordance with the specific component’s policy as described above.

-	Third Party Revenue Sharing Arrangements. Revenue from third party revenue sharing arrangements is recognized in the period in which the services are performed.

We offer customers the ability to purchase integrated ROI program offerings, which can include any of our online media offerings packaged together to address the particular customer's specific advertising requirements. As part of these offerings, we will guarantee a minimum number of qualified sales leads to be delivered over the course of the advertising campaign. Throughout the advertising campaign, revenue is recognized as individual offerings are delivered, and the lead guarantee commitments are closely monitored to assess campaign performance. If the minimum number of qualified sales leads is not met by the scheduled completion date of the advertising campaign, the advertising campaign is extended, and we will defer recognition of revenue in an amount equal to the value of the estimated inventory that will be required to fulfill the guarantee. These estimates are based on our extensive experience in managing and fulfilling these integrated ROI program offerings. During the twelve months ended June 30, 2008, we fulfilled lead shortfalls for integrated ROI program offerings within an average extended period of 40 days.

As of June 30, 2008, substantially all of the integrated ROI program offerings that had a guaranteed minimum number of qualified sales leads had been delivered within the original contractual term.  Standard contractual terms and conditions for integrated ROI program offerings allow for us to extend advertising campaigns in order to satisfy lead shortfalls. When lead shortfalls are unable to be satisfied within a mutually agreed-upon extended period, we recognize revenue equal to, and the customer is only responsible for paying, a pro rata amount based on the actual number of leads delivered compared to the number of leads originally guaranteed. Historically, lead guarantees associated with integrated ROI program offerings have not required us to refund or extend payment terms to customers, nor have they resulted in deferral of a material amount of revenue outside of the original contractual term of the advertising campaign.

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

Allowance for Doubtful Accounts

We offset gross trade accounts receivable with an allowance for doubtful accounts. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review our allowance for doubtful accounts on a regular basis, and all past due balances are reviewed individually for collectibility. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions for allowance for doubtful accounts are recorded in general and administrative expense. If our historical collection experience does not reflect our future ability to collect outstanding accounts receivables, our future provision for doubtful accounts could be materially affected. To date, we have not incurred any write-offs of accounts receivable significantly different than the amounts reserved.  The allowance for doubtful accounts was $554,000 and $424,000 at June 30, 2008 and December 31, 2007, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Expected volatility	*	49%-50%	46%	49%-50%
Expected term (in years)	*	6.25 years	6.25 years	6.25 years
Risk-free interest rate	*	4.61%-5.04%	3.15%	4.61%-5.04%
Expected dividend yield	*	-%	-%	-%
Weighted-average grant date fair value per share	*	$7.70	$6.92	$7.70
_______________________
*  The Company did not grant any stock option awards during the three months ended June 30, 2008.

As there was no public market for our common stock prior to our initial public offering in May 2007, and there has been limited historical information on the volatility of our common stock since the date of our initial public offering, we determined the volatility for options granted in the six months ended June 30, 2008 and 2007 based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies for a period equal to the expected life of the option.  The expected life of options has been determined utilizing the "simplified" method as prescribed by the SEC's Staff Accounting Bulletin No. 107, Share-Based Payment.  The risk-free interest rate is based on a zero coupon United States treasury instrument whose term is consistent with the expected life of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period.  We applied a forfeiture rate of 4.00% based on its historical forfeiture experience during the previous two years in determining the expense recorded in the six months ended June 30, 2008 and 2007.

Internal Use Software and Website Development Costs

We account for internal-use software and website development costs in accordance with the guidance set forth in Statement of Position, or SOP, 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, and EITF Issue No. 00-2, Accounting for Website Development Costs. We capitalize costs of materials, consultants and compensation and related expenses of employees who devote time to the development of internal-use software and website applications and infrastructure involving developing software to operate our websites. However, we expense as incurred website development costs for new features and functionalities since it is not probable that they will result in additional functionality until they are both developed and tested with confirmation that they are more effective than the current set of features and functionalities on our websites. Our judgment is required in determining the point at which various projects enter the states at which costs may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized, which is generally three years. To the extent that we change the manner in which we develop and test new features and functionalities related to our websites, assess the ongoing value of capitalized assets or determine the estimated useful lives over which the costs are amortized, the amount of website development costs we capitalize and amortize in future periods would be impacted. We review capitalized internal use software and website development costs for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  We would recognize an impairment loss only if the carrying amount of the asset is not recoverable and exceeds its fair value. We capitalized internal-use software and website development costs of $8,000 and $402,000 for the three months ended June 30, 2008 and 2007, respectively, and $22,000 and $698,000 for the six months ended June 30, 2008 and 2007, respectively.

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

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	(Unaudited)
	($ in thousands)
Revenues:
Online	$20,844	71%	$16,330	66%	$39,707	75%	$30,039	70%
Events	7,262	25	6,350	26	11,247	21	9,289	22
Print	1,274	4	1,924	8	2,296	4	3,621	8
Total revenues	29,380	100	24,604	100	53,250	100	42,949	100

Cost of revenues:
Online	5,481	19	3,900	16	10,650	20	7,425	17
Events	2,923	10	2,410	10	4,750	9	3,782	9
Print	632	2	999	4	1,178	2	2,128	5
Total cost of revenues	9,036	31	7,309	30	16,578	31	13,335	31

Gross profit	20,344	69	17,295	70	36,672	69	29,614	69

Operating expenses:
Selling and marketing	8,885	30	6,388	26	17,329	33	12,540	29
Product development	2,890	10	1,596	6	5,652	11	3,344	8
General and administrative	3,459	12	2,943	12	7,254	14	5,553	13
Depreciation	581	2	364	2	1,305	2	694	2
Amortization of intangible assets	1,332	4	1,041	4	2,812	5	1,800	4
Total operating expenses	17,147	58	12,332	50	34,352	65	23,931	56

Operating income	3,197	11	4,963	20	2,320	4	5,683	13

Interest income (expense), net	268	1	377	2	686	1	310	1

Income before provision for income taxes	3,465	12	5,340	22	3,006	5	5,993	14

Provision for income taxes	1,733	6	2,092	9	1,386	2	2,428	6

Net income	$1,732	6%	$3,248	13%	$1,620	3%	$3,565	8%

Comparison of Three Months Ended June 30, 2008 and 2007

Revenues

	Three Months Ended June 30,
			Increase	Percent
	2008	2007	(Decrease)	Change
	(Unaudited)
	($ in thousands)
Revenues:
Online	$20,844	$16,330	$4,514	28%
Events	7,262	6,350	912	14
Print	1,274	1,924	(650)	(34)
Total revenues	$29,380	$24,604	$4,776	19%

Online.  The increase in online revenue was primarily attributable to a $3.1 million increase in revenue from lead generation offerings due principally to an increase in white paper and webcast sales volumes as well as revenues from TechnologyGuide.com, which we acquired in April 2007.  White paper sales volume increased in part due to our acquisition of KnowledgeStorm in November 2007.  The increase also reflects a $1.5 million increase in branding revenue, primarily due to increased banner and newsletter sales volume.

Events.  The increase in events revenue was primarily attributable to a $527,000 increase in seminar series and custom events revenue due to an increase in the number of seminar series and custom events produced in the second quarter of 2008 as compared to the same period of 2007.  The increase was also attributable to a $385,000 increase in conference revenue due to one additional multi-day conference held in the second quarter of 2008 as compared to the same period of 2007.

Print.  The decrease in print revenue was attributable to the continued shift of our customer’s advertising budgets away from print and towards online offerings. Additionally, we discontinued publishing CIO Decisions magazine in November 2007.

Cost of Revenues and Gross Profit

	Three Months Ended June 30,
			Increase	Percent
	2008	2007	(Decrease)	Change
	(Unaudited)
	($ in thousands)
Cost of revenues:
Online	$5,481	$3,900	$1,581	41%
Events	2,923	2,410	513	21
Print	632	999	(367)	(37)
Total cost of revenues	$9,036	$7,309	$1,727	24%

Gross profit	$20,344	$17,295	$3,049	18%
Gross profit percentage	69%	70%

Cost of Online Revenue.  Approximately $623,000 of the increase in cost of online revenue is attributable to employee salaries and benefits.  This increase is primarily due to an increase in average headcount of 17 employees in our online editorial and operations organizations, as well as increases to employee compensation.  In addition, freelancer expenses increased $116,000 in the second quarter of 2008 as compared to the same period of 2007. We increased headcount and freelancer expenditures to support the increase in online sales volume and to provide additional editorial content.  The increase in cost of online revenue was also attributable in part to a $612,000 increase in member acquisition expenses, primarily related to keyword purchases for 2020software.com. The increase in cost of online revenue also reflects $239,000 of additional third party production and hosting costs for online products due to the increased sales volume of online products in the second quarter of 2008 as compared to the same period of 2007.

Cost of Events Revenue.  The increase in cost of events revenue was attributable in part to a $168,000 increase in seminar series and custom event costs due to an increase in the number of events produced in the second quarter of 2008 compared to the same period of 2007.   The increase also reflects a $137,000 increase in salaries, bonuses and benefits related to an increase in average headcount of 12 employees in our events organization, as well as increases to employee compensation and increased temporary staff costs. The increase in headcount and temporary staff costs was needed to support the growth in revenues.  The increase was also attributable to a $244,000 increase in conference costs due to one additional multi-day conference held in the second quarter of 2008 as compared to the same period of 2007.

Cost of Print Revenue.  The decrease in cost of print revenue was attributable to our efforts to reduce production costs for our publications in response to our customers’ advertising budgets continuing to shift away from print and towards online offerings. Additionally, we discontinued publishing CIO Decisions magazine in November 2007.

Gross Profit.  Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. The increase in gross profit is primarily attributable to a $2.9 million increase in online gross profit and a $399,000 increase in events gross profit, offset by a $283,000 decrease in print gross profit. Gross margin for the three months ended June 30, 2008 was 69%, as compared to 70% for the same period of 2007. During the second quarter of 2008, labor related costs increased in anticipation of achieving certain revenue expectations, however online revenue was below our internal expectations resulting in a lower gross profit margin.  Since the majority of our costs are labor-related and therefore are fixed in nature, we expect our gross profit to fluctuate from period to period depending on the total revenues for the period as well as the relative contribution of online, events and print revenue to our total revenues.

Operating Expenses and Other

	Three Months Ended June 30,
			Increase	Percent
	2008	2007	(Decrease)	Change
	(Unaudited)
	($ in thousands)
Operating expenses:
Selling and marketing	$8,885	$6,388	$2,497	39%
Product development	2,890	1,596	1,294	81
General and administrative	3,459	2,943	516	18
Depreciation	581	364	217	60
Amortization of intangible assets	1,332	1,041	291	28
Total operating expenses	$17,147	$12,332	$4,815	39%

Interest income (expense), net	$268	$377	$(109)	(29%)
Provision for income taxes	$1,733	$2,092	$(359)	(17%)

Selling and Marketing.  The increase in selling and marketing expense was attributable in part to a $1.6 million increase in salaries, commissions, bonuses and benefits, as well as travel-related expenses, resulting principally from an increase in average headcount of 49 employees in our sales and marketing organizations, as well as increases to employee compensation. The increase in headcount was needed to support the growth in revenues.  The increase in selling and marketing expense also reflects a $759,000 increase in stock-based compensation and a $169,000 increase in direct marketing costs related to a marketing-focused event for our customers held in the second quarter of 2008.

Product Development.  The increase in product development expense was attributable to a $1.1 million increase in salaries and benefits resulting principally from an increase in average headcount of 26 employees in our product development organization, as well as increases to employee compensation. The increase in headcount was primarily a result of additional product development employees acquired in the acquisition of KnowledgeStorm in November 2007. The increase in product development expense also reflects a $67,000 increase in stock-based compensation.

General and Administrative.  The increase in general and administrative expense was attributable to a $393,000 increase in facilities expense due to leasing additional office space in our Needham, MA headquarters beginning in July 2007, as well as office space acquired with KnowledgeStorm in November 2007. The increase in general and administrative expense was also attributable to $245,000 of additional expense related to audit, legal, insurance and other expenses attributable primarily to our being a publicly traded company. Additionally, the increase in general and administrative expense was attributable to a $412,000 increase in stock-based compensation, offset by a decrease of $580,000 in other employee compensation.

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

Interest Income (Expense), Net.  The decrease in interest income (expense), net reflects a decrease in interest income due to lower interest rates during the second quarter of 2008 compared to 2007.

Provision for Income Taxes.  Our effective tax rate was 50% and 39% for the three months ended June 30, 2008 and 2007, respectively.  The provision for income taxes includes discrete tax benefits of $207,000 and $196,000 for the three months ended June 30, 2008 and 2007, respectively.  Our effective tax rate excluding the discrete tax benefits was 56% and 43% for the three months ended June 30, 2008 and 2007, respectively.  The increase in our effective tax rate excluding the discrete tax benefits is due primarily to an increase in nondeductible stock-based compensation.

Comparison of Six Months Ended June 30, 2008 and 2007

Revenues

	Six Months Ended June 30,
			Increase	Percent
	2008	2007	(Decrease)	Change
	(Unaudited)
	($ in thousands)
Revenues:
Online	$39,707	$30,039	$9,668	32%
Events	11,247	9,289	1,958	21
Print	2,296	3,621	(1,325)	(37)
Total revenues	$53,250	$42,949	$10,301	24%

Online.  The increase in online revenue was primarily attributable to a $6.4 million increase in revenue from lead generation offerings, due principally to an increase in white paper and webcast sales volumes as well as revenues from TechnologyGuide.com, which we acquired in April 2007.  The increase also reflects a $2.7 million increase in branding revenue, primarily due to increased banner and newsletter sales volume.  Additionally, revenue from third party revenue sharing arrangements increased by approximately $553,000 for the six months ended June 30, 2008 as compared to the same period of 2007.

Events.  The increase in events revenue was primarily attributable to a $1.8 million increase in seminar series and custom events revenue, due to an increase in the number of seminar series and custom events produced in the six months ended June 30, 2008 as compared to the same period of 2007. The increase was also attributable to an $182,000 increase in conference revenue due to one additional multi-day conference held in the six months ended June 30, 2008 as compared to the same period of 2007.

Print.  The decrease in print revenue was attributable to the continued shift of our customer’s advertising budgets away from print and towards online offerings. Additionally, we discontinued publishing CIO Decisions magazine in November 2007.

Cost of Revenues and Gross Profit

	Six Months Ended June 30,
			Increase	Percent
	2008	2007	(Decrease)	Change
	(Unaudited)
	($ in thousands)
Cost of revenues:
Online	$10,650	$7,425	$3,225	43%
Events	4,750	3,782	968	26
Print	1,178	2,128	(950)	(45)
Total cost of revenues	$16,578	$13,335	$3,243	24%

Gross profit	$36,672	$29,614	$7,058	24%
Gross profit percentage	69%	69%

Cost of Online Revenue.  Approximately $1.2 million of the increase in cost of online revenue is attributable to employee salaries and benefits.  This increase is primarily due to an increase in average headcount of 21 employees in our online editorial and operations organizations, as well as increases to employee compensation.  In addition, freelancer expenses increased $243,000 in the six months ended June 30, 2008 as compared to the same period of 2007. We increased headcount and freelancer expenditures to support the increase in online sales volume and to provide additional editorial content.  The increase in cost of online revenue was also attributable in part to a $1.1 million increase in member acquisition expenses, primarily related to keyword purchases for 2020software.com. The increase in cost of online revenue also reflects $617,000 of additional third party production and hosting costs for online products due to the increased sales volume in the six months ended June 30, 2008 as compared to the same period of 2007.

Cost of Events Revenue.  The increase in cost of events revenue was attributable in part to a $449,000 increase in seminar series and custom event costs due to an increase in the number of seminar series and custom events produced in the six months ended June 30, 2008 as compared to the same period of 2007.   The increase also reflects a $275,000 increase in salaries, bonuses and benefits related to an increase in average headcount of 12 employees in our events organization, as well as increases to employee compensation and increased temporary staff costs. The increase in headcount and temporary staff costs was needed to support the growth in revenues.

Cost of Print Revenue.  The decrease in cost of print revenue was attributable to our efforts to reduce production costs for our publications in response to our customers’ advertising budgets continuing to shift away from print and towards online offerings. Additionally, we discontinued publishing CIO Decisions magazine in November 2007.

Gross Profit.  Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. The increase in gross profit is primarily attributable to a $6.4 million increase in online gross profit and a $990,000 increase in events gross profit, offset by a decrease of $375,000 in print gross profit. Gross margin remained consistent at 69% for the six months ended June 30, 2008 and 2007. Since the majority of our costs are labor-related and therefore are fixed in nature, we expect our gross profit to fluctuate from period to period depending on the total revenues for the period as well as the relative contribution of online, events and print revenue to our total revenues.

Operating Expenses and Other

	Six Months Ended June 30,
			Increase	Percent
	2008	2007	(Decrease)	Change
	(Unaudited)
	($ in thousands)
Operating expenses:
Selling and marketing	$17,329	$12,540	$4,789	38%
Product development	5,652	3,344	2,308	69
General and administrative	7,254	5,553	1,701	31
Depreciation	1,305	694	611	88
Amortization of intangible assets	2,812	1,800	1,012	56
Total operating expenses	$34,352	$23,931	$10,421	44%

Interest income (expense), net	$686	$310	$376	121%
Provision for income taxes	$1,386	$2,428	$(1,042)	(43%)

Selling and Marketing.  The increase in selling and marketing expense was attributable in part to a $2.9 million increase in salaries, commissions, bonuses and benefits resulting principally from an increase in average headcount of 52 employees in our sales and marketing organizations, as well as increases to employee compensation. The increase in headcount was needed to support the growth in revenues.  The increase in selling and marketing expense also reflects a $1.6 million increase in stock-based compensation and a $169,000 increase in direct marketing costs related to a marketing-focused event for our customers and a trade show sponsorship held in the second quarter of 2008.

Product Development.  The increase in product development expense was attributable to a $2.1 million increase in salaries and benefits resulting principally from an increase in average headcount of 25 employees in our product development organization, as well as increases to employee compensation. The increase in headcount was primarily a result of additional product development employees acquired in the acquisition of KnowledgeStorm in November 2007. The increase in product development expense also reflects a $134,000 increase in stock-based compensation.

General and Administrative.  The increase in general and administrative expense was attributable to a $734,000 increase in facilities expense due to leasing additional office space in our Needham, MA headquarters beginning in July 2007, as well as office space acquired with KnowledgeStorm in November 2007. The increase in general and administrative expense was also attributable to a $642,000 increase in stock-based compensation, offset by a decrease of $241,000 in other employee compensation.  Additionally, we had $519,000 additional expense related to audit, legal, insurance and other expenses attributable primarily to our being a publicly traded company.

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

Interest Income (Expense), Net.  The increase in interest income (expense), net reflects a decrease in interest expense due to a decrease in average debt balances during the six months ended June 30, 2008 as compared to the same period of 2007.

Provision for Income Taxes.  Our effective tax rate was 46% and 41% for the six months ended June 30, 2008 and 2007, respectively.  The provision for income taxes includes discrete tax benefits of $336,000 and $196,000 for the six months ended June 30, 2008 and 2007, respectively.  Our effective tax rate excluding the discrete tax benefits was 57% and 44% for the six months ended June 30, 2008 and 2007, respectively.  The increase in our effective tax rate excluding the discrete tax benefits is due primarily to an increase in nondeductible stock-based compensation.

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

The majority of our expenses is personnel-related and includes salaries, stock-based compensation, benefits and incentive-based compensation plan expenses. As a result, we have not experienced significant seasonal fluctuations in the timing of our expenses period to period.

Liquidity and Capital Resources

Resources

Since 2003, we have funded our operations principally with cash flows generated by operations.  In May 2007, we completed our initial public offering of 8.9 million shares of our common stock, of which 7.1 million shares were sold by us and 1.8 million shares were sold by stockholders of ours, all at a price to the public of $13.00 per share.  We raised a total of $91.9 million in gross proceeds from the offering, or $83.2 million in net proceeds after deducting underwriting discounts and commissions of $6.4 million and other offering costs of approximately $2.3 million.  We have used a portion of these proceeds to repay $12.0 million that we had borrowed against our revolving credit facility in conjunction with the acquisition of TechnologyGuide.com in April 2007 and to pay to the selling stockholders of KnowledgeStorm, Inc. approximately $52 million in November 2007 as partial consideration in that acquisition.  We believe that our existing cash and cash equivalents, our cash flow from operating activities and available bank borrowings will be sufficient to meet our anticipated cash needs for at least the next twelve months.  Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion internationally, future acquisitions we might undertake, and the expansion into complementary businesses.  To the extent that our cash and cash equivalents and cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings.  We also may need to raise additional funds in the event we determine in the future to effect one or more additional acquisitions of businesses.  In the event additional funding is required, we may not be able to obtain bank credit arrangements or affect an equity or debt financing on terms acceptable to us or at all.

	June 30, 2008	December 31, 2007
	(Unaudited)
	($ in thousands)

Cash, cash equivalents and short-term investments	$67,717	$62,001
Accounts receivable, net	$17,131	$15,198

Cash, Cash Equivalents and Short-Term Investments

Our cash, cash equivalents and short-term investments at June 30, 2008 were held for working capital purposes and were invested primarily in municipal bonds, money market accounts and an auction rate security.  We do not enter into investments for trading or speculative purposes.

Accounts Receivable, Net

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our service delivery and billing activity, cash collections, and changes to our allowance for doubtful accounts. We use days' sales outstanding, or DSO, calculated on a monthly basis, as a measurement of the quality and status of our receivables. We define DSO as average accounts receivable divided by total revenue for the applicable period, multiplied by the number of days in the applicable period.  DSO was 55 days at June 30, 2008 and December 31, 2007.

Operating Activities

	Six Months Ended June 30,
	2008	2007
	(Unaudited)
	($ in thousands)

Net cash provided by operating activities	$4,866	$4,951
Net cash used in investing activities (1)	$(734)	$(17,717)
Net cash provided by financing activities	$1,583	$84,729

(1)	Cash used in investing activities shown net of short-term investment activity of $33.0 million and $70.3 million for the six months ended June 30, 2008 and 2007, respectively.

Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, the provision for bad debt, stock-based compensation, deferred income taxes, and the effect of changes in working capital and other activities.  Cash provided by operating activities in the six months ended June 30, 2008 was $4.9 million and consisted of $1.6 million of net income, $4.1 million of depreciation and amortization and $4.7 million of stock-based compensation, offset by $5.5 million used in working capital and other activities.

Cash provided by operating activities in the six months ended June 30, 2007 was $5.0 million and consisted of $3.6 million of net income, $2.5 million of depreciation and amortization and $2.3 million of stock-based compensation, partly offset by $2.8 million used in working capital and other activities.

Investing Activities

Cash used in investing activities primarily consists of purchases of property and equipment and acquisitions of businesses.  Cash used in investing activities in the six months ended June 30, 2008, net of short-term investment activity, was $734,000 and consisted of $684,000 for the purchase of property and equipment and $50,000 for the purchase of certain website domain names.  Cash used in investing activities in the six months ended June 30, 2007, net of short-term investment activity,  was $17.7 million and consisted of $15.0 million for the acquisition of TechnologyGuide.com in April 2007, $1.0 million for the acquisition of Ajaxian in February 2007 and $1.7 million for the purchase of property and equipment.

Equity Financing Activities

We received proceeds from the exercise of common stock options and warrants in the amounts of $2.1 million and $773,000 in the six months ended June 30, 2008 and 2007, respectively.  In May 2007, we completed our initial public offering of 8.9 million shares of our common stock, of which 7.1 million shares were sold by us and 1.8 million shares were sold by stockholders of ours, all at a price to the public of $13.00 per share.  We raised a total of $91.9 million in gross proceeds from the offering, or $83.2 million in net proceeds after deducting underwriting discounts and commissions of $6.4 million and other offering costs of approximately $2.3 million.

Term Loan and Credit Facility Borrowings

On August 30, 2006, we entered into a credit agreement with Citizens Bank of Massachusetts, which included a $10.0 million term loan and a $20.0 million revolving credit facility.  As of June 30, 2008, outstanding borrowings under the credit agreements were $4.5 million.

We borrowed $12.0 million against our revolving credit facility in conjunction with the acquisition of TechnologyGuide.com in April 2007.  The entire outstanding balance of $12.0 million was repaid in May 2007 with proceeds from our initial public offering.  Our revolving credit facility matures on August 30, 2011. Unless earlier payment is required by an event of default, all principal and any unpaid interest will be due and payable on August 30, 2011. At our option, the revolving credit facility bears interest at either the lender's prime rate less 1.00% or the London Interbank Offered Rate, or LIBOR, plus the applicable LIBOR margin.  We are also required to pay an unused line fee on the daily unused amount of our revolving credit facility at a per annum rate of 0.25%.  As of June 30, 2008, unused availability under our revolving credit facility totaled $20.0 million.

 In August 2007, we entered into an amendment to the Credit Agreement.  The amendment changes the applicable LIBOR margin from 1.50% to a sliding scale based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters.  As of June 30, 2008, the applicable LIBOR margin was 1.25%.

Our term loan requires the payment of 39 consecutive monthly installments of $250,000 each, plus interest: the first such installment was due on September 30, 2006, with a final payment of the entire unpaid principal balance due on December 30, 2009. In September 2006, we entered into an interest rate swap agreement to mitigate interest rate fluctuation, and fix the interest rate on the term loan at 6.98%.

Borrowings under our credit agreements are collateralized by an interest in and lien on all of our assets and certain other guarantees and pledges. Our credit agreements contain certain affirmative and negative covenants, which require, among other things, that we meet certain financial ratio covenants and limit certain capital expenditures. We were in compliance with all covenants under the credit agreements as of June 30, 2008.

Capital Expenditures

We have made capital expenditures primarily for computer equipment and related software needed to host our websites, internal-use software development costs, as well as for leasehold improvements and other general purposes to support our growth.  Our capital expenditures totaled $684,000 and $1.7 million for the six months ended June 30, 2008 and 2007, respectively.  We expect to spend approximately $2.9 million in capital expenditures in the remaining six months of 2008, primarily for computer equipment and related software, website development costs, and internal-use software development costs. We are not currently party to any purchase contracts related to future capital expenditures.

Contractual Obligations and Commitments

As of June 30, 2008, our principal commitments consist of obligations under leases for office space and principal and interest payments due under our bank term loan. The offices are leased under noncancelable operating lease agreements that expire through January 2013. The following table sets forth our commitments to settle contractual obligations in cash as of June 30, 2008:

	Payments Due By Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(Unaudited)
	($ in thousands)
Bank term loan payable	$4,500	$3,000	$1,500	$-	$-
Operating leases (1)	7,094	3,119	3,618	357	-
Total	$11,594	$6,119	$5,118	$357	$-

(1)	Operating lease obligations are net of minimum sublease payments of $9,000 due under various sublease agreements that expire through July 2008.

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

Auction Rate Securities Market Risk

At June 30, 2008, we held $1.8 million in one auction rate security classified as a short-term investment in the accompanying consolidated balance sheet.  Auction rate securities are variable-rate bonds tied to short-term interest rates with maturities in excess of 90 days.   The interest rate on this security resets through a modified Dutch auction every 35 days.  These auctions have historically provided a liquid market for this security.  Beginning in March 2008, our investment in this security started failing at auction due to sell orders exceeding buy orders.

Subsequent to June 30, 2008 we have sold $100,000 of the auction rate security at par value, but we continue to hold $1.7 million in the auction rate security.  We believe that this security is not impaired due to the fair value assessment performed by our investment adviser, the sales activity prior and subsequent to June 30, 2008, the AA stand alone rating, and the likelihood of the issuer’s ability to refinance if auctions continue to fail.  However, our ability to liquidate the auction rate security and fully recover the carrying value of the security in the near term may be limited or not exist and we may in the future be required to record an impairment charge on this investment.  We believe that we will be able to liquidate the remaining investment of $1.7 million in the security within the next year.

Foreign Currency Exchange Risk

Our subsidiary, TechTarget Limited, was established in July 2006 and is located in London, England. As of June 30, 2008, substantially all of our international customer agreements have been denominated in U.S. dollars, and aggregate foreign currency payments made by us through this subsidiary have been less than $100,000 during the six months ended June 30, 2008. We currently believe our exposure to foreign currency exchange rate fluctuations is financially immaterial and therefore have not entered into foreign currency hedging transactions. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in the future.

Interest Rate Risk

At June 30, 2008, we had cash, cash equivalents and short-term investments totaling $67.7 million. These amounts were invested primarily in money market accounts, auction rate securities and municipal bonds.  The cash, cash equivalents and short-term investments were held for working capital purposes.  We do not enter into investments for trading or speculative purposes.  Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

Our exposure to market risk also relates to the amount of interest expense we must pay under our revolving credit facility.  The advances under this credit facility bear a variable rate of interest determined as a function of the lender's prime rate or LIBOR.  At June 30, 2008, there were no amounts outstanding under our revolving credit facility.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2008. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2008, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others within our company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Relating to Our Business

Uncertain Conditions in the United States and Global Economies Have in the Past and Could in the Future Adversely Affect Our Revenues and Operating Results

We believe that a further deterioration in the current business climate within the United States and/or other geographic regions in which we do business have had, and could continue to have, a negative impact on our revenue and operating results.  Because all of our clients are in the IT industry, the success of our business is intrinsically linked to the health, and subject to market conditions, of the IT industry. Regional and global economic weakness and uncertainty have resulted in some companies reassessing their spending for technology projects. In turn, some of our customers have reassessed their spending on advertising campaigns.  Prior  market downturns in the IT industry have resulted in  declines in advertising spending, which can cause longer sales cycles, deferral or delay of purchases by IT vendors  and generally reduced expenditures for advertising and related services. Our revenues and profitability depend on the overall demand for advertising services from our customers. We believe that demand for our offerings has been in the past, and could be in the future, disproportionately affected by fluctuations, disruptions, instability or downturns in the economy and the IT industry, which may cause customers and potential customers to exit the industry or delay, cancel or reduce any planned expenditures for our advertising offerings. Furthermore, competitors may respond to market conditions by lowering prices and attempting to lure away our customers and prospects to lower cost offerings.  In addition, a slowdown in the formation of new IT companies, or a decline in the growth of existing IT companies, would cause a decline in demand for our offerings.

Because we depend on our ability to generate revenues from the sale of advertising, fluctuations in advertising spending could have an adverse effect on our operating results.

The primary source of our revenues is the sale of advertising to our customers. Our advertising revenues accounted for approximately 98% of our total revenues for the six month period ended June 30, 2008. We believe that advertising spending on the Internet, as in traditional media, fluctuates significantly as a result of a variety of factors, many of which are outside of our control. These factors include:
· variations in expenditures by advertisers due to budgetary constraints;
· the cancellation or delay of projects by advertisers;
· the cyclical and discretionary nature of advertising spending;
· general economic conditions, as well as economic conditions specific to the Internet and online and offline media industry; and
· the occurrence of extraordinary events, such as natural disasters, international or domestic terrorist attacks or armed conflict.

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

The IT industry is characterized by, among other things, volatile quarterly results, uneven sales patterns, short product life cycles, rapid technological developments and frequent new product introductions and enhancements. As a result, our customers’ advertising budgets, which are often viewed as discretionary expenditures, may increase or decrease significantly over a short period of time. In addition, the advertising budgets of our customers may fluctuate as a result of:
· weakness in corporate IT spending resulting in a decline in IT advertising spending;
· increased concentration in the IT industry as a result of consolidations, leading to a decrease in the number of current and prospective customers, as well as an overall reduction in advertising;
· spending by combined entities following such consolidations;
· the timing of advertising campaigns around new product introductions and initiatives; and
· economic conditions specific to the IT industry.

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

We have experienced and expect to experience significant fluctuations in our quarterly revenues and operating results. Our quarterly revenues and operating results may fluctuate significantly from quarter to quarter due to a number of factors, many of which are outside of our control. In addition to the factors described elsewhere in this ‘‘Risk Factors’’ section, these factors include:
· the spending priorities and advertising budget cycles of specific advertisers;
· the addition or loss of advertisers;
· the addition of new sites and services by us or our competitors; and
· seasonal fluctuations in advertising spending.

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

The primary source of our revenues is the sale of advertising to our customers, and we expect that this will continue to be the case for the foreseeable future. Our advertising contracts are almost exclusively short-term, typically 90 days or less, and are subject to termination without payment of a substantial penalty by the customer at any time, generally with minimal notice requirements of 30 days or less. We cannot assure you that our current customers will fulfill their obligations under their existing contracts, continue to participate in our existing programs beyond the terms of their existing contracts or enter into any additional contracts for new programs that we offer. If a significant number of advertisers or a few large advertisers decided not to continue advertising on our websites or in our print magazines, or conducting or sponsoring events, we could experience a rapid decline in our revenues over a relatively short period of time.

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

Our future success depends on our ability to deliver original and compelling content and services to attract and retain users. Our user base is comprised of corporate IT professionals who demand specialized websites, print publications and events tailored to the sectors of the IT products for which they are responsible and that they purchase. Our content and services may not be attractive to a sufficient number of users to attract advertisers and generate revenues consistent with our estimates. We also may not develop new content or services in a timely or cost-effective manner. Our ability to develop and produce this specialized content successfully is subject to numerous uncertainties, including our ability to:
· anticipate and respond successfully to rapidly changing IT developments and preferences to ensure that our content remains timely and interesting to our users;
· attract and retain qualified editors, writers and technical personnel;
· fund new development for our programs and other offerings;
· successfully expand our content offerings into new platform and delivery mechanisms; and
· promote and strengthen the brands of our websites and our name.

If we are not successful in maintaining and growing our user base, our ability to retain and attract advertisers may be affected, which could, in turn, have an adverse affect on our revenues.

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

We compete for potential advertisers with a number of different types of offerings and companies, including: broad-based media outlets, such as television, newspapers and business periodicals that are designed to reach a wide audience; general purpose portals and search engines; and offline and online offerings of media companies that produce content specifically for IT professionals, including International Data Group, United Business Media and Ziff Davis Enterprise. Advertisers may choose our competitors over us not only because they prefer our competitors’ online, events and print offerings to ours, but also because advertisers prefer to utilize other forms of advertising offered by our competitors that are not offered by us. Although less than 5% of our revenues for the six month period ended June 30, 2008 were derived from advertisers located outside of North America, as we continue to expand internationally, we expect to compete with several of the competitors mentioned above, as well as with established media companies based in particular countries or geographical regions. Many of these foreign-based or internationally-focused media companies will be larger than we are and will have established relationships with local advertisers. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. As a result, we could lose market share to our competitors in one or more of our businesses and our revenues could decline.

We depend upon Internet search engines to attract a significant portion of the users who visit our websites, and if we were listed less prominently in search result listings, our business and operating results would be harmed.

We derive a significant portion of our website traffic from users who search for IT purchasing content through Internet search engines, such as Google, MSN and Yahoo! A critical factor in attracting users to our websites is whether we are prominently displayed in response to an Internet search relating to IT content. Organic (i.e., unpaid) search result listings are determined and displayed in accordance with a set of formulas or algorithms developed by the particular Internet search engine. The algorithms determine the order of the listing of organic results in response to the user’s Internet search. From time to time, search engines revise these algorithms. In some instances, these modifications may cause our websites to be listed less prominently in unpaid search results, which will result in decreased traffic from search engine users to our websites. Our websites may also become listed less prominently in unpaid search results for other reasons, such as search engine technical difficulties, search engine technical changes and changes we make to our websites. In addition, search engines have deemed the practices of some companies to be inconsistent with search engine guidelines and have decided not to list their websites in search result listings at all. If we are listed less prominently or not at all in search result listings for any reason, the traffic to our websites likely will decline, which could harm our operating results. If we decide to attempt to replace this traffic, we may be required to increase our marketing expenditures, which also could harm our operating results.

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

Our success depends on our ability to attract, hire and retain at commercially reasonable rates qualified technical, editorial, sales and marketing, customer support, financial and accounting, legal and other managerial personnel. The competition for personnel in the industries in which we operate is intense. Our personnel may terminate their employment at any time for any reason. Loss of personnel may also result in increased costs for replacement hiring and training. If we fail to attract and hire new personnel or retain and motivate our current personnel, we may not be able to operate our businesses effectively or efficiently, serve our customers properly or maintain the quality of our content and services. In particular, our success depends in significant part on maintaining and growing an effective sales force. This dependence involves a number of challenges, including:
· the need to hire, integrate, motivate and retain additional sales and sales support personnel;
· the need to train new sales personnel, many of whom lack sales experience when they are hired; and
· competition from other companies in hiring and retaining sales personnel.

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

We have acquired, and in the future may acquire or invest in, complementary businesses, products or technologies. Acquisitions and investments involve numerous risks including:
· difficulty in assimilating the operations and personnel of acquired businesses;
· potential disruption of our ongoing businesses and distraction of our management and the management of acquired companies;
· difficulty in incorporating acquired technology and rights into our offerings and services;
· unanticipated expenses related to technology and other integration;
· potential failure to achieve additional sales and enhance our customer bases through cross marketing of the combined company’s products to new and existing customers;
· potential litigation resulting from our business combinations or acquisition activities; and
· potential unknown liabilities associated with the acquired businesses.

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

We have over 15 license and other arrangements in various countries and maintain a direct presence in the United Kingdom. In addition to facing many of the same challenges we face domestically, there are additional risks and costs inherent in expanding our business in international markets, including:
· limitations on our activities in foreign countries where we have granted rights to existing business partners;
· the adaptation of our websites and advertising programs to meet local needs and to comply with local legal regulatory requirements;
· varied, unfamiliar and unclear legal and regulatory restrictions, as well as unforeseen changes in, legal and regulatory requirements;
· more restrictive data protection regulation, which may vary by country;
· difficulties in staffing and managing multinational operations;
· difficulties in finding appropriate foreign licensees or joint venture partners;
· distance, language and cultural differences in doing business with foreign entities;
· foreign political and economic uncertainty;
· less extensive adoption of the Internet as an information source and increased restriction on the content of websites;
· currency exchange-rate fluctuations; and
· potential adverse tax requirements.

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

It is possible that new laws and regulations or new interpretations of existing laws and regulations in the United States and elsewhere will be adopted covering issues affecting our business, including:
· privacy, data security and use of personally identifiable information;
· copyrights, trademarks and domain names; and
· marketing practices, such as e-mail or direct marketing.

Increased government regulation, or the application of existing laws to online activities, could:
· decrease the growth rate of the Internet;
· reduce our revenues;
· increase our operating expenses; or
· expose us to significant liabilities.

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

We may experience service disruptions for the following reasons:
· occasional scheduled maintenance;
· equipment failure;
· volumes of visits to our websites that exceed our infrastructure’s capacity; and
· natural disasters, telecommunications failures, power failures, other system failures, maintenance, viruses, hacking or other events.

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

 We will continue to incur significant legal, accounting and other expenses as a public, reporting company. The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC and the Nasdaq Stock Market, or NASDAQ, imposes various requirements on public companies, including requiring extensive corporate governance practices. Our management and other personnel will need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these rules and regulations have made it more difficult and expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial additional costs to maintain the same or similar coverage.  In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, commencing in fiscal 2006, we began system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our preparation for compliance with Section 404 requires that we continue to incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and have engaged outside accounting and advisory services with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities, which would require additional financial and management resources.

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

In the course of our operating history, we have acquired assets and businesses. Some of our acquisitions have resulted in the recording of a significant amount of goodwill and/or intangible assets on our financial statements. We had approximately $88.3 million of goodwill and net intangible assets as of June 30, 2008. The goodwill and/or intangible assets were recorded because the fair value of the net tangible assets acquired was less than the purchase price. We may not realize the full value of the goodwill and/or intangible assets. As such, we evaluate goodwill and other intangible assets with indefinite useful lives for impairment on an annual basis or more frequently if events or circumstances suggest that the asset may be impaired. We evaluate other intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. If goodwill or other intangible assets are determined to be impaired, we will write off the unrecoverable portion as a charge to our earnings. If we acquire new assets and businesses in the future, as we intend to do, we may record additional goodwill and/or intangible assets. The possible write-off of the goodwill and/or intangible assets could negatively impact our future earnings and, as a result, the market price of our common stock could decline.

We will record substantial expenses related to our issuance of stock-based compensation which may have a material negative impact on our operating results for the foreseeable future.

Effective January 1, 2006, we adopted the Statement of Financial Accounting Standards, or SFAS, No. 123(R), Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure for stock-based employee compensation. Our stock-based compensation expenses are expected to be significant in future periods, which will have an adverse impact on our operating income and net income. SFAS No. 123(R) requires the use of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Changes in the subjective input assumptions can materially affect the amount of our stock-based compensation expense. In addition, an increase in the competitiveness of the market for qualified employees could result in an increased use of stock-based compensation awards, which in turn would result in increased stock-based compensation expense in future periods.

The trading value of our common stock may be volatile and decline substantially.

The trading price of our common stock is likely to be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this ‘‘Risk Factors’’ section and elsewhere in this prospectus, these factors include:
· our operating performance and the operating performance of similar companies;
· the overall performance of the equity markets;
· announcements by us or our competitors of acquisitions, business plans or commercial relationships;
· threatened or actual litigation;
· changes in laws or regulations relating to the provision of Internet content;
· any major change in our board of directors or management;
· publication of research reports about us, our competitors or our industry, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
· our sale of common stock or other securities in the future;
· large volumes of sales of our shares of common stock by existing stockholders; and
· general political and economic conditions.

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

Various provisions in our certificate of incorporation and bylaws could delay, prevent or make more difficult a merger, tender offer, proxy contest or change of control. Our stockholders might view any transaction of this type as being in their best interest since the transaction could result in a higher stock price than the then-current market price for our common stock. Among other things, our certificate of incorporation and bylaws:
·   authorize our board of directors to issue preferred stock with the terms of each series to be fixed by our board of directors, which could be used to institute a ‘‘poison pill’’ that would work to dilute the share ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board;

· divide our board of directors into three classes so that only approximately one-third of the total number of directors is elected each year;
· permit directors to be removed only for cause;
· prohibit action by less than unanimous written consent of our stockholders; and
·   specify advance notice requirements for stockholder proposals and director nominations. In addition, with some exceptions, the Delaware General Corporation Law restricts or delays mergers and other business combinations between us and any stockholder that acquires 15% or more of our voting stock.

Future sales of shares of our common stock by existing stockholders could depress the market price of our common stock.

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. A large portion of our outstanding shares of common stock are held by our officers, directors and affiliates.  Our directors, executive officers and their affiliated entities beneficially own approximately 29 million shares of our common stock, which represents 70% of our shares outstanding as of June 30, 2008. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline substantially.

A limited number of stockholders will have the ability to influence the outcome of director elections and other matters requiring stockholder approval.

Our directors, executive officers and their affiliated entities beneficially own approximately 70% of our outstanding common stock. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the election of directors, the amendment of our certificate of incorporation and bylaws and the approval of mergers or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by other stockholders.

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

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on June 18, 2008. The following matters were voted upon:

-
Jay C. Hoag and Roger M. Marino were elected to serve as Directors of the Company until the 2011 Annual Meeting of Stockholders and until their successors are duly elected and qualified.  Mr. Hoag was elected with 35,997,751 votes “FOR” and 149,657 votes “WITHHELD”. Mr. Marino was elected with 31,852,235 votes “FOR” and 4,295,173 votes “WITHHELD”,

-
The stockholders ratified the Audit Committee’s selection of Ernst & Young LLP as our independent registered public accounting firm for the year ending December 31, 2009, with 36,130,714 votes “FOR”, 16,428 votes “AGAINST” and 410 votes “ABSTAINING”.

Item 5.   Other Information

None.

Item 6.    Exhibits

(a)    Exhibits

31.1 Certification of Greg Strakosch, Chief Executive Officer of TechTarget, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, dated August 14, 2008.

31.2 Certification of Eric Sockol, Chief Financial Officer and Treasurer of TechTarget, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, dated August 14, 2008.

32.1  Certifications of Greg Strakosch, Chief Executive Officer of TechTarget, Inc. and Eric Sockol, Chief Financial Officer and Treasurer of TechTarget, Inc., pursuant to 18 U.S.C. Section 1350, dated August 14, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECHTARGET, INC (Registrant)

Date: August 14, 2008	By:	/s/ GREG STRAKOSCH
Greg Strakosch, Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2008	By:	/s/ ERIC SOCKOL
Eric Sockol, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)