Form 10-Q
period 2008-09-30
TechTarget Inc
filed 2008-11-14
CIK 1293282

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of September 30, 2008, there were outstanding 41,550,724 shares of the registrant’s common stock, par value $0.001.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
TECHTARGET, INC.
Consolidated Balance Sheets
 (In thousands, except share and per share data)

	September 30, 2008	December 31, 2007
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$38,212	$10,693
Short-term investments	21,097	51,308
Accounts receivable, net of allowance for doubtful accounts of $607 and $424 as of September 30, 2008 (unaudited) and December 31, 2007, respectively	17,529	15,198
Prepaid expenses and other current assets	6,279	1,962
Deferred tax assets	2,642	2,947
Total current assets	85,759	82,108

Property and equipment, net	4,044	4,401
Long-term investments	7,770	-
Goodwill	88,326	88,326
Intangible assets, net of accumulated amortization	17,917	21,939
Deferred tax assets	3,617	2,910
Other assets	180	203

Total assets	$207,613	$199,887

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of bank term loan payable	$3,000	$3,000
Accounts payable	2,794	2,919
Income taxes payable	-	1,031
Accrued expenses and other current liabilities	2,107	2,473
Accrued compensation expenses	926	2,600
Deferred revenue	5,698	3,761
Total current liabilities	14,525	15,784

Long-term liabilities:
Other liabilities	324	455
Bank term loan payable, net of current portion	750	3,000
Total liabilities	15,599	19,239

Commitments (Note 9)	-	-

Stockholders' equity:
Preferred stock, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 41,550,724 and 41,081,616 shares issued and outstanding at September 30, 2008 (unaudited) and December 31, 2007, respectively	42	41
Additional paid-in capital	219,872	209,773
Warrants	2	13
Accumulated other comprehensive loss	(130)	(102)
Accumulated deficit	(27,772)	(29,077)
Total stockholders' equity	192,014	180,648

Total liabilities and stockholders' equity	$207,613	$199,887

See accompanying notes.

TECHTARGET, INC.
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)
Revenues:
Online	$18,631	$14,687	$58,338	$44,726
Events	5,496	6,912	16,743	16,201
Print	1,088	1,702	3,384	5,323
Total revenues	25,215	23,301	78,465	66,250

Cost of revenues:
Online (1)	5,462	3,769	16,113	11,194
Events (1)	2,328	2,283	7,078	6,065
Print (1)	580	862	1,758	2,990
Total cost of revenues	8,370	6,914	24,949	20,249

Gross profit	16,845	16,387	53,516	46,001

Operating expenses:
Selling and marketing (1)	8,161	7,271	25,490	19,811
Product development (1)	2,788	1,677	8,440	5,021
General and administrative (1)	3,662	3,364	10,915	8,917
Depreciation	579	401	1,884	1,095
Amortization of intangible assets	1,259	1,171	4,071	2,971
Total operating expenses	16,449	13,884	50,800	37,815

Operating income	396	2,503	2,716	8,186

Interest income (expense):
Interest income	336	1,043	1,236	2,058
Interest expense	(88)	(146)	(302)	(851)
Total interest income	248	897	934	1,207

Income before provision for income taxes	644	3,400	3,650	9,393

Provision for income taxes	958	1,568	2,345	3,996

Net (loss) income	$(314)	$1,832	$1,305	$5,397

Net (loss) income per common share:
Basic	$(0.01)	$0.05	$0.03	$0.06
Diluted	$(0.01)	$0.04	$0.03	$0.05

Weighted average common shares outstanding:
Basic	41,533,020	40,354,796	41,355,812	24,282,474
Diluted	41,533,020	43,336,498	43,393,429	27,184,670

(1) Amounts include stock-based compensation expense as follows:
Cost of online revenue	$264	$16	$401	$156
Cost of events revenue	53	20	100	43
Cost of print revenue	1	(1)	5	18
Selling and marketing	1,057	930	3,796	2,054
Product development	140	84	420	230
General and administrative	648	604	2,107	1,421

See accompanying notes.

TECHTARGET, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2008	2007
	(Unaudited)
Operating Activities:
Net income	$1,305	$5,397
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,955	4,066
Provision for bad debt	378	117
Stock-based compensation expense	6,829	3,922
Non-cash interest expense	5	310
Deferred tax benefit	(402)	(373)
Excess tax benefit - stock options	(1,015)	(2,518)
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	(2,709)	(441)
Prepaid expenses and other current assets	(3,255)	193
Other assets	18	745
Accounts payable	(125)	193
Income taxes payable	(1,031)	(1,854)
Accrued expenses and other current liabilities	(366)	(344)
Accrued compensation expenses	(1,674)	(543)
Deferred revenue	1,937	3,046
Other liabilities	(84)	(110)
Net cash provided by operating activities	5,766	11,806

Investing activities:
Purchases of property and equipment, and other assets	(1,527)	(2,344)
Purchases of short-term investments	(50,407)	(284,247)
Purchases of long-term investments	(7,885)	-
Proceeds from sales and maturities of short-term investments	80,618	196,346
Proceeds from sales and maturities of long-term investments	41	-
Acquisition of assets	(50)	(1,013)
Acquisition of businesses, net of cash acquired	-	(15,015)
Net cash provided by (used in) investing activities	20,790	(106,273)

Financing activities:
Proceeds from revolving credit facility	-	12,000
Payments made on revolving credit facility	-	(12,000)
Payments on bank term loan payable	(2,250)	(2,250)
Proceeds from initial public offering, net of stock issuance costs	-	83,161
Excess tax benefit - stock options	1,015	2,518
Proceeds from exercise of warrants and stock options	2,198	977
Net cash provided by financing activities	963	84,406

Net increase in cash and cash equivalents	27,519	(10,061)
Cash and cash equivalents at beginning of period	10,693	30,830

Cash and cash equivalents at end of period	$38,212	$20,769

Supplemental disclosure of cash flow information:
Cash paid for interest	$258	$489
Cash paid for taxes	$4,484	$4,437

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

The Company offers customers the ability to purchase integrated ROI program offerings, which can include multiple online media offerings packaged together to address the particular customer's specific advertising requirements. As part of these offerings, the Company may guarantee a minimum number of qualified sales leads to be delivered over the course of the integrated ROI program advertising campaign. Throughout the advertising campaign, revenue is recognized as individual offerings are delivered, and the lead guarantee commitments are closely monitored to assess campaign performance. If the minimum number of qualified sales leads is not met by the scheduled completion date of the advertising campaign, the campaign is extended, as a result of which the Company will extend the time period over which it recognizes revenue. In accordance with EITF Issue No. 00-21, revenue is deferred for any undelivered offerings equal to a pro-rata amount of the fair value of the additional media offerings as compared to the total combined value of the original contract and the fair value of the additional media offerings. The fair value of the additional media offerings is determined based on standard rate card pricing for each of the additional media offerings. The Company estimates the additional media offerings to be delivered during the extended period based on historical lead generation performance for each of the offerings. The Company has managed and completed over 1,000 integrated ROI program offerings since 2004, which it feels provides a reasonable basis to establish these estimates.  For the three months ended September 30, 2008, the Company has deferred approximately $750 of revenue related to integrated ROI program offerings for which it has not yet delivered the guaranteed minimum number of qualified sales leads.  Standard contractual terms and conditions for integrated ROI program offerings provide that the Company has the right to extend the advertising campaign in order to satisfy lead shortfalls.  During the twelve months ended September 30, 2008, lead shortfalls for integrated ROI program offerings were satisfied, and revenue was recognized, within an average extended period of 41 days.

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

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, short and long-term investments, accounts receivable, accounts payable, a term loan payable and an interest rate swap.  The carrying value of these instruments approximates their estimated fair values.

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

Internal Use Software and Website Development Costs

The Company accounts for website development costs according to the guidance in the EITF Issue No. 00-2, Accounting for Web Site Development Costs, which requires that costs incurred during the development of website applications and infrastructure involving developing software to operate a website be capitalized.  Additionally, all costs relating to internal use software are accounted for under Statement of Position (SOP) 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use.  The estimated useful life of costs capitalized is evaluated for each specific project.  Capitalized internal use software and website development costs are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  An impairment loss shall be recognized only if the carrying amount of the asset is not recoverable and exceeds its fair value.  The Company capitalized internal-use software and website development costs of $320 and $191 for the three months ended September 30, 2008 and 2007, respectively, and $342 and $889 for the nine months ended September 30, 2008 and 2007, respectively.

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

Stock-Based Compensation

At September 30, 2008, the Company had two stock-based employee compensation plans which are more fully described in Note 11.  Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. SFAS No. 123(R) requires nonpublic companies that used the minimum value method under SFAS No. 123 for either recognition or pro forma disclosures to apply SFAS No. 123(R) using the prospective-transition method.  As such, the Company will continue to apply APB Opinion No. 25 in future periods to equity awards outstanding at the date of adoption of SFAS No. 123(R) that were measured using the minimum value method.  In accordance with SFAS No. 123(R), the Company recognizes the compensation cost of employee stock-based awards in the statement of operations using the straight line method over the vesting period of the award. Effective with the adoption of SFAS No. 123(R), the Company has elected to use the Black-Scholes option pricing model to determine the fair value of stock options granted.

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

The fair value hierarchy of the Company’s financial assets and liabilities carried at fair value and measured on a recurring basis is as follows:

		Fair Value Measurements at Reporting Date Using
	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Unaudited)

Money market funds (1)	$30,239	$30,239	$-	$-
Short-term investments	21,097	-	21,097	-
Long-term investments	7,770	-	7,770	-
Interest rate swap (2)	55	-	55	-

Total	$59,161	$30,239	$28,922	$-

(1)           Included in cash equivalents on the accompanying consolidated balance sheet.
(2)           Included in other liabilities on the accompanying consolidated balance sheet.

At September 30, 2008, the Company held $1.45 million in one auction rate security classified as a short-term investment in the accompanying consolidated balance sheet.  Auction rate securities are variable-rate bonds tied to short-term interest rates with maturities in excess of 90 days.   The interest rate on this security resets through a modified Dutch auction every 35 days.  These auctions have historically provided a liquid market for this security.  Beginning in March 2008, the Company's investment in this security started failing at auction due to sell orders exceeding buy orders.

The Company considered multiple Level 2 inputs when determining the fair value of the auction rate security at September 30, 2008 as follows;

·             The fair value assessment performed by the Company’s investment adviser; and
·             Sales activity at par value prior and subsequent to September 30, 2008.

Based on the Level 2 inputs noted above, the Company concluded that the par value of the auction rate securities represents their fair value at September 30, 2008.  Subsequent to September 30, 2008, the Company sold $1.45 million of auction rate securities at par value and no longer holds any auction rate securities.

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

Within approximately thirty days from the acquisition date, the Company’s management completed its reorganization plan to consolidate KnowledgeStorm's operations.  Liabilities assumed in the acquisition include approximately $627 of involuntary termination benefits payable to terminated employees through May 2008, as well as approximately $111 of costs associated with exiting certain operating leases on office space leased by KnowledgeStorm under noncancelable leases that expire through September 2008.  As of September 30, 2008 and December 31, 2007, approximately $0 and $616 remained payable under these obligations, respectively.

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

The following pro forma results of operations for the three and nine months ended September 30, 2007 have been prepared as though the acquisition of KnowledgeStorm had occurred on January 1, 2007.  This pro forma unaudited financial information is not indicative of the results of operations that may occur in the future.

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
	(unaudited)

Total revenues	$26,808	$78,555

Net income	$49	$1,047

Net income per common share:
Basic and diluted	$0.00	$(0.12)

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

5. Cash, Cash Equivalents and Investments

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less at date of purchase.  Cash equivalents are carried at cost, which approximates their fair market value.  Cash and cash equivalents consisted of the following:

	September 30, 2008	December 31, 2007
	(Unaudited)

Cash	$7,973	$6,714
Money market funds	30,239	3,979
Total cash and cash equivalents	$38,212	$10,693

Short and long-term investments consist of municipal bonds, auction rate securities and variable rate demand notes.  Auction rate securities are variable-rate bonds tied to short-term interest rates with maturities in excess of 90 days.  Interest rates on these securities typically reset through a modified Dutch auction at predetermined short-term intervals, usually every 7, 28 or 35 days.  Variable rate demand notes are long-term, taxable, or tax-exempt bonds issued on a variable rate basis that can be tendered by the Company for purchase at par whenever interest rates reset, usually every 7 days.  Despite the long-term nature of the stated contractual maturities of these variable rate demand notes, the Company has the intent and the ability to quickly liquidate these securities.  Auction rate securities and variable rate demand notes are recorded at fair market value, which approximates cost because of their short-term interest rates.

The Company accounts for its short and long-term investments under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.  All of its investments are treated as "available for sale" under SFAS No. 115, as it is the Company's intention to convert them into cash for general corporate purposes.  These investments are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive loss, a component of stockholders’ equity, net of tax.  The unrealized loss as of September 30, 2008 was $74.  There was no unrealized gain or loss as of December 31, 2007.

Short and long-term investments consisted of the following:

	September 30, 2008	December 31, 2007
	(Unaudited)
Short-term investments:
Municipal bonds	$19,647	$19,808
Auction rate securities	1,450	17,000
Variable rate demand notes	-	14,500
Total short-term investments	$21,097	$51,308

	September 30, 2008	December 31, 2007
	(Unaudited)
Long-term investments:
Municipal bonds	$7,770	$-
Total long-term investments	$7,770	$-

As of September 30, 2008, the auction rate security held by the Company had a maturity date of 2031.  Municipal bonds have contractual maturity dates within eighteen months. All income generated from these investments is recorded as interest income.

6. Intangible Assets

Intangible assets subject to amortization as of September 30, 2008 and December 31, 2007 consist of the following:

		As of September 30, 2008
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
		(Unaudited)

Customer, affiliate and advertiser relationships	1 - 9	$12,222	$(4,156)	$8,066
Developed websites, technology and patents	3 - 6	5,400	(1,275)	4,125
Trademark, trade name and domain name	5 - 7	2,044	(811)	1,233
Proprietary user information database and Internet traffic	3 - 5	4,750	(955)	3,795
Non-compete agreements	1 - 3	1,735	(1,037)	698

Total intangible assets		$26,151	$(8,234)	$17,917

		As of December 31, 2007
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer, affiliate and advertiser relationships	1 - 9	$19,077	$(9,140)	$9,937
Developed websites, technology and patents	3 - 6	5,976	(1,176)	4,800
Trademark, trade name and domain name	5 - 7	1,994	(521)	1,473
Proprietary user information database and Internet traffic	3 - 5	4,750	(174)	4,576
Non-compete agreements	1 - 3	1,735	(582)	1,153

Total intangible assets		$33,532	$(11,593)	$21,939

The Company wrote off approximately $7,431 of fully amortized intangible assets during the nine months ended September 30, 2008 that were no longer in use.

Intangible assets are amortized over their estimated useful lives, which range from one to nine years, using methods of amortization that are expected to reflect the estimated pattern of economic use. The remaining amortization expense will be recognized over a weighted-average period of approximately 2.91 years.  Amortization expense was $1,259 and $1,171 for the three months ended September 30, 2008 and 2007 respectively, and $4,071 and $2,971 for the nine months ended September 30, 2008 and 2007, respectively.

The Company expects amortization expense of intangible assets to be as follows:
Amortization
Years Ending December 31:	Expense
2008 (October 1st - December 31st)	$1,211
2009	4,565
2010	4,052
2011	3,083
2012	2,387
Thereafter	2,619
$17,917

7. Net Income (Loss) Per Common Share

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net (loss) income per common share is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)
Numerator:
Net (loss) income	$(314)	$1,832	$1,305	$5,397
Allocation of net (loss) income:
Accretion of preferred stock dividends	-	-	-	3,948
Net income applicable to preferred stockholders	-	-	-	3,948

Net (loss) income applicable to common stockholders	$(314)	$1,832	$1,305	$1,449

Denominator:
Basic:
Weighted average shares of common stock outstanding	41,533,020	40,354,796	41,355,812	24,282,474

Diluted:
Weighted average shares of common stock outstanding	41,533,020	40,354,796	41,355,812	24,282,474
Effect of potentially dilutive shares (1)	-	2,981,702	2,037,617	2,902,196
Total weighted average shares of common stock outstanding	41,533,020	43,336,498	43,393,429	27,184,670

Calculation of Net (Loss) Income Per Common Share:
Basic:
Net (loss) income applicable to common stockholders	$(314)	$1,832	$1,305	$1,449
Weighted average shares of stock outstanding	41,533,020	40,354,796	41,355,812	24,282,474
Net (loss) income per common share	$(0.01)	$0.05	$0.03	$0.06

Diluted:
Net (loss) income applicable to common stockholders	$(314)	$1,832	$1,305	$1,449
Weighted average shares of stock outstanding	41,533,020	43,336,498	43,393,429	27,184,670
Net (loss) income per common share	$(0.01)	$0.04	$0.03	$0.05

(1)
In calculating diluted earnings per share, shares related to redeemable convertible preferred stock and outstanding stock options and warrants were excluded for the three months ended September 30, 2008 because they were anti-dilutive.

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

The Revolving Credit Facility matures on August 30, 2011. Unless earlier payment is required by an event of default, all principal and unpaid interest will be due and payable on August 30, 2011. At the Company's option, the Revolving Credit Facility bears interest at either the Prime Rate less 1.00% or the LIBOR rate plus the applicable LIBOR margin. The Company is also required to pay an unused line fee on the daily unused amount of its Revolving Credit Facility at a per annum rate of 0.25%. As of September 30, 2008, unused availability under the Revolving Credit Facility totaled $20.0 million.

In August 2007, the Company entered into an amendment to the Credit Agreement.  The amendment changed the applicable LIBOR margin from 1.50% to a sliding scale based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters.  As of September 30, 2008, the applicable LIBOR margin was 1.25%.

The Term Loan requires 39 consecutive monthly principal payments of $250, plus interest, beginning on September 30, 2006 through December 30, 2009. As of September 30, 2008, the outstanding balance due under the Term Loan was $3,750. There was no accrued interest on the Term Loan at September 30, 2008.

In September 2006, the Company entered into an interest rate swap agreement with a commercial bank to mitigate the interest rate fluctuations on the Term Loan. With this interest rate swap agreement in place, the Company fixed the annual interest rate at 6.98% for the Term Loan. The interest rate swap agreement terminates in December 2009. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the interest rate swap agreement is deemed to be a cash flow hedge and qualifies for special accounting using the shortcut method. Accordingly, changes in the fair value of the interest rate swap agreement are recorded in "accumulated other comprehensive loss" on the consolidated balance sheet. As of September 30, 2008 and December 31, 2007, the fair value of the cash flow hedge was $55 and $102, respectively, and is recorded in other liabilities.

Borrowings under the Credit Agreement are collateralized by a security interest in substantially all assets of the Company. Covenants governing the Credit Agreement require the maintenance of certain financial ratios. The Company was in compliance with all financial covenants as of September 30, 2008.

The future maturities of the Term Loan at September 30, 2008 are as follows:

Year Ending December 31,	As of September 30, 2008
(Unaudited)

2008 (October 1st - December 31st)	$750
2009	3,000
3,750
Less current portion	(3,000)

$750

9. Commitments and Contingencies

Operating Leases

The Company conducts its operations in leased office facilities under various noncancelable operating lease agreements.  On September 12, 2008, the Company entered into a lease agreement pursuant to which it has agreed to lease approximately 113,017 square feet of a building to be constructed. The Company intends to move all of its operations currently conducted at its Needham, Massachusetts location to these leased premises on or about January 1, 2010.

Future minimum lease payments under noncancelable operating leases at September 30, 2008 are as follows:

Years Ending December 31:	Minimum Lease Payments
(Unaudited)

2008 (October 1st - December 31st)	$906
2009	3,572
2010	4,140
2011	3,543
2012	3,561
Thereafter	27,400
$43,122

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At September 30, 2008 and December 31, 2007, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

10. Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income is defined to include all changes in equity during a period, except those resulting from investments by stockholders and distributions to stockholders. For the three and nine months ended September 30, 2008 and 2007 the Company's comprehensive (loss) income is the sum of net (loss) income, the change in the fair value of the Company's cash flow hedge and unrealized loss on investments, as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)

Net (loss) income	$(314)	$1,832	$1,305	$5,397
Other comprehensive income:
Unrealized loss on investments	(74)	-	(74)	-
Change in fair value of cash flow hedge	36	(47)	47	(14)

Total comprehensive (loss) income	$(352)	$1,785	$1,278	$5,383

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

In April 2007, the Board approved the 2007 Stock Option and Incentive Plan (the 2007 Plan), which was approved by the stockholders and became effective upon the consummation of the Company’s IPO in May 2007. The 2007 Plan allows the Company to grant ISOs, NSOs, stock appreciation rights, deferred stock awards, restricted stock and other awards.  Under the 2007 Plan, stock options may not be granted at less than fair market value on the date of grant, and options generally vest over a four year period.  Stock options granted under the 2007 Plan expire no later than ten years after the grant date.  The Company originally reserved for issuance an aggregate of 2,911,667 shares of common stock under the 2007 Plan plus an additional annual increase to be added automatically on January 1 of each year, beginning on January 1, 2008, equal to the lesser of (a) 2% of the outstanding number of shares of common stock (on a fully-diluted basis) on the immediately preceding December 31 and (b) such lower number of shares as may be determined by our compensation committee.  The number of shares available for issuance under the 2007 Plan is subject to adjustment in the event of a stock split, stock dividend or other change in capitalization.  Generally, shares that are forfeited or canceled from awards under the 2007 Plan will be available for future awards.  In addition, shares subject to stock options returned to the 1999 Plan, as a result of their expiration, cancellation or termination, are automatically made available for issuance under the 2007 Plan.  As of September 30, 2008 a total of 2,623,002 shares were available for grant under the 2007 Plan.

Accounting for Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award.  The Company calculated the fair values of the options granted using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Expected volatility	41%	*	41%-46%	49%-50%
Expected term (in years)	6.25	*	6.25	6.25
Risk-free interest rate	3.07%	*	3.07%-3.15%	4.61%-5.04%
Expected dividend yield	-%	*	-%	-%
Weighted-average grant date fair value per share	$3.43	*	$4.68	$7.71
_______________________
*  The Company did not grant any stock option awards during the three months ended September 30, 2007

As there was no public market for the Company’s common stock prior to the Company's IPO in May 2007, and limited historical information on the volatility of its common stock since the date of the Company’s IPO, the Company determined the volatility for options granted in the nine months ended September 30, 2008 based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies for a period equal to the expected term of the option.  The expected term of options has been determined utilizing the "simplified" method as prescribed by the SEC's Staff Accounting Bulletin No. 107, Share-Based Payment.  The risk-free interest rate is based on a zero coupon United States treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period. The Company applied a forfeiture rate of 4.00% based on its historical forfeiture experience during the previous two years in determining the expense recorded in the nine months ended September 30, 2008 and 2007.

A summary of the activity under the Company's stock option plan as of September 30, 2008 and changes during the three and nine month periods then ended is presented below:

Quarter-to-Date Activity	Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
	(Unaudited)

Options outstanding at June 30, 2008	6,963,989	$6.64
Options granted	40,000	7.62
Options exercised	(25,372)	4.43
Options forfeited	(45,933)	10.46
Options canceled	(39,684)	12.07
Options outstanding at September 30, 2008	6,893,000	$6.60	6.7	$10,357

Options exercisable at September 30, 2008	4,133,836	$4.88	5.7	$10,280

Options vested or expected to vest at September 30, 2008 (1)	6,782,633	$6.56	6.7	$10,354

(1)
In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

Year-to-Date Activity	Options Outstanding	Weighted-Average Exercise Price Per Share
	(unaudited)

Options outstanding at December 31, 2007	7,534,641	$6.57
Options granted	62,295	9.95
Options exercised	(457,582)	4.80
Options forfeited	(202,312)	9.55
Options canceled	(44,042)	11.60
Options outstanding at September 30, 2008	6,893,000	$6.60

During the three and nine months ended September 30, 2008, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $94 and $3,660, respectively, and the total amount of cash received from exercise of these options was $112 and $2,196, respectively.  The total grant-date fair value of stock options granted after the adoption of SFAS No. 123(R) on January 1, 2006 that vested during the three and nine months ended September 30, 2008 was $1,172 and $4,153, respectively.

During the three and nine months ended September 30, 2007, the total intrinsic value of options exercised was $677 and $11,424, respectively, and the total amount of cash received from exercise of these options was $204 and $984, respectively.  The total grant-date fair value of stock options granted after the adoption of SFAS No. 123(R) on January 1, 2006 that vested during the three and nine months ended September 30, 2007 was $4,455 and $4,627, respectively.

Unrecognized stock-based compensation expense of non-vested stock options of $14.0 million is expected to be recognized using the straight line method over a weighted-average period of 1.31 years.

Restricted Stock Awards

Restricted stock awards are valued at the market price of a share of the Company’s common stock on the date of grant.  A summary of the restricted stock award activity under the Company's stock option plan for the three and nine months ended September 30, 2008 is presented below:

Quarter-to-Date Activity	Shares	Weighted-Average Grant Date Fair Value Per Share
	(Unaudited)

Nonvested outstanding at June 30, 2008	631,774	$14.50
Granted	-	-
Vested	-	-
Forfeited	-	-
Nonvested outstanding at September 30, 2008	631,774	$14.50

Year-to-Date Activity	Shares	Weighted-Average Grant Date Fair Value Per Share
	(Unaudited)

Nonvested outstanding at December 31, 2007	614,775	$14.52
Granted	21,639	13.36
Vested	(4,640)	10.56
Forfeited	-	-
Nonvested outstanding at September 30, 2008	631,774	$14.50

Unrecognized stock-based compensation expense of non-vested restricted stock awards of $7.1 million is expected to be recognized using the straight line method over a weighted-average period of 1.72 years.

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

Warrants

In connection with the Company’s original Bank Term Loan agreement, in July 2001 the Company issued to the lender for the Bank Term Loan (the “Lender”) a fully exercisable warrant to purchase up to 74,074 shares of series A redeemable convertible preferred stock at $0.5411 per share.  In connection with an amendment to the Bank Term Loan agreement in April 2002 the Company issued to the Lender an additional fully exercisable warrant to purchase 55,443 shares of series A redeemable convertible preferred stock at a price of $0.5411 per share.  Upon the closing of the Company’s IPO in May 2007, these warrants outstanding converted into warrants to purchase an aggregate of 32,378 shares of the Company’s common stock at an exercise price of $2.1644 per share.  In 2007, the Lender exercised their warrants to purchase 32,378 shares of common stock using the conversion rights in the warrants.  As result of the exercise using the conversion rights, the Company issued 26,740 shares of common stock to the Lender and cancelled the 5,638 shares received in lieu of payment of the exercise price.  In connection with an acquisition in May 2000, the Company issued to the seller a warrant to purchase 40,625 shares of common stock at a price of $2.36 per share.  The warrant is exercisable immediately and expires on May 10, 2010.  In 2007, the seller exercised warrants to purchase 30,981 shares of common stock using the conversion rights in the warrants.  As result of the exercise using the conversion rights, the Company issued 26,024 shares of common stock to the seller and cancelled the 4,957 shares received in lieu of payment of the exercise price. In 2008, the seller exercised additional warrants to purchase 8,375 shares of common stock using the conversion rights in the warrants.  As result of the exercise using the conversion rights, the Company issued 6,886 shares of common stock to the seller and cancelled the 1,489 shares received in lieu of payment of the exercise price. At September 30, 2008 and December 31, 2007, there were 1,269 and 9,644 shares, respectively, of the Company’s common stock reserved for the exercise of all warrants.

Reserved Common Stock

As September 30, 2008 the Company has reserved common stock for the following:

Number of Shares
(Unaudited)

Options outstanding and available for grant under stock option plans	10,147,776
Warrants	1,269

Total common stock reserved	10,149,045

13. Income Taxes

The Company adopted the provisions of FIN 48, an interpretation of SFAS No. 109, Accounting for Income Taxes, on January 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At the adoption date and as of September 30, 2008, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

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

The Company’s effective tax rate was 64% for the nine months ended September 30, 2008.  The provision for income taxes for the nine months ended September 30, 2008 includes a discrete tax benefit of $330 related primarily to disqualifying dispositions of incentive stock options.  The Company’s effective tax rate excluding the discrete tax benefit of $330 was 73% for the nine months ended September 30, 2008.

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

Geographic Data

Net sales to unaffiliated customers by geographic area were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)

United States and Canada	$24,394	$22,952	$75,586	$65,058
International	821	349	2,879	1,192
Total	$25,215	$23,301	$78,465	$66,250

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

Online.  The majority of our revenue is derived from the delivery of our online offerings from our media groups.  Online revenue represented approximately 74% and 63% of total revenues for the three months ended September 30, 2008 and 2007, respectively, and approximately 74% and 68% of total revenues for the nine months ended September 30, 2008 and 2007, respectively. We expect the majority of our revenues to be derived through the delivery of online offerings for the foreseeable future. As a result of our customers' advertising objectives and preferences, the specific allocation of online advertising offerings sold and delivered by us, on a period by period basis, can fluctuate.

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

Events.  Events revenue represented approximately 22% and 30% of total revenues for the three months ended September 30, 2008 and 2007, respectively, and approximately 22% and 24% of total revenues for the nine months ended September 30, 2008 and 2007, respectively. Most of our media groups operate revenue generating events. The majority of our events are free to IT professionals and are sponsored by IT vendors. Attendees are pre-screened based on event-specific criteria such as sector-specific budget size, company size, or job title. We offer three types of events: multi-day conferences, single-day seminars and custom events. Multi-day conferences provide independent expert content for our attendees and allow vendors to purchase exhibit space and other sponsorship offerings that enable interaction with the attendees. We also hold single-day seminars on various topics in major cities. These seminars provide independent content on key sub-topics in the sectors we serve, are free to qualified attendees, and offer multiple vendors the ability to interact with specific, targeted audiences actively focused on buying decisions. Our custom events differ from our conferences and seminars in that they are exclusively sponsored by a single IT vendor, and the content is driven primarily by the sole sponsor.

Print.  Print revenue represented approximately 4% and 7% of total revenues for the three months ended September 30, 2008 and 2007, respectively, and approximately 4% and 8% of total revenues for the nine months ended September 30, 2008 and 2007, respectively. As of September 30, 2008, we publish two monthly controlled-circulation magazines that are free to subscribers and generate revenue solely based on advertising fees. The highly targeted magazines we publish are: Storage magazine (Storage Media Group), which we began publishing in 2002; and Information Security magazine (Security Media Group), which we began publishing in 2003.  Our magazines provide readers with strategic guidance on important enterprise-level technology decisions. We expect print revenue to decrease as a percentage of total revenue in the foreseeable future.

Cost of Revenues, Operating Expenses and Other

Expenses consist of cost of revenues, selling and marketing, product development, general and administrative, depreciation, and amortization expenses. Personnel-related costs are a significant component of most of these expense categories. We have 615 employees at September 30, 2008.

Cost of Online Revenue.  Cost of online revenue consists primarily of: salaries and related personnel costs; member acquisition expenses (primarily keyword purchases from leading Internet search sites); freelance writer expenses; website hosting costs; vendor expenses associated with the delivery of webcast, podcast, videocast and list rental offerings; and stock-based compensation expense.

Cost of Events Revenue.  Cost of events revenue consists primarily of: facility expenses, including food and beverages for the event attendees; salaries and related personnel costs; event speaker expenses; and stock-based compensation expense.

Cost of Print Revenue.  Cost of print revenue consists primarily of: printing and graphics expenses; mailing costs; salaries and related personnel costs; freelance writer expenses; subscriber acquisition expenses (primarily telemarketing) ; and stock-based compensation expense.

Selling and Marketing.  Selling and marketing expense consists primarily of: salaries and related personnel costs; sales commissions; travel, lodging and other out-of-pocket expenses; and stock-based compensation expense. Sales commissions are recorded as expense when earned by the employee.

Product Development.  Product development includes the creation and maintenance of our network of websites, advertiser offerings and technical infrastructure. Product development expense consists primarily of salaries and related personnel costs; and stock-based compensation expense.

General and Administrative.  General and administrative expense consists primarily of: salaries and related personnel costs; facilities expenses; accounting, legal and other professional fees; and stock-based compensation expense. General and administrative expense may continue to increase as a percentage of total revenue for the foreseeable future as we invest in infrastructure to support continued growth and incur additional expenses related to being a publicly traded company, including increased audit and legal fees, costs of compliance with securities and other regulations, investor relations expense, and insurance premiums.

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

Interest Income (Expense), Net.  Interest income (expense) net consists primarily of interest income earned on cash and cash equivalents and investment balances, less interest expense incurred on bank term loan balances. We historically have invested our cash and investments in money market accounts, municipal bonds and auction rate securities.

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

We offer customers the ability to purchase integrated ROI program offerings, which can include multiple online media offerings packaged together to address the particular customer's specific advertising requirements. As part of these offerings, we may guarantee a minimum number of qualified sales leads to be delivered over the course of the integrated ROI program advertising campaign. Throughout the advertising campaign, revenue is recognized as individual offerings are delivered, and the lead guarantee commitments are closely monitored to assess campaign performance. If the minimum number of qualified sales leads is not met by the scheduled completion date of the advertising campaign, the advertising campaign is extended, as a result of which we will defer recognition of revenue in an amount equal to the value of the estimated inventory that will be required to fulfill the guarantee. These estimates are based on our extensive experience in managing and fulfilling these integrated ROI program offerings. As of September 30, 2008, substantially all of the integrated ROI program offerings that had a guaranteed minimum number of qualified sales leads had been delivered within the original contractual term.  For the three months ended September 30, 2008, we have deferred approximately $750,000 of revenue related to these integrated ROI program offerings for which we have not yet delivered the guaranteed minimum number of qualified sales leads.  Standard contractual terms and conditions for integrated ROI program offerings provide that we can extend advertising campaigns in order to satisfy lead shortfalls. During the twelve months ended September 30, 2008, we fulfilled lead shortfalls for integrated ROI program offerings, and revenue was recognized, within an average extended period of 41 days.

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

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, short and long-term investments, accounts receivable, accounts payable, a term loan payable and an interest rate swap.  The carrying value of these instruments approximates their estimated fair values.

Allowance for Doubtful Accounts

We offset gross trade accounts receivable with an allowance for doubtful accounts. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review our allowance for doubtful accounts on a regular basis, and all past due balances are reviewed individually for collectibility. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions for allowance for doubtful accounts are recorded in general and administrative expense. If our historical collection experience does not reflect our future ability to collect outstanding accounts receivables, our future provision for doubtful accounts could be materially affected. To date, we have not incurred any write-offs of accounts receivable significantly different than the amounts reserved.  The allowance for doubtful accounts was $607 and $424 at September 30, 2008 and December 31, 2007, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Expected volatility	41%	*	41%-46%	49%-50%
Expected term (in years)	6.25	*	6.25	6.25
Risk-free interest rate	3.07%	*	3.07%-3.15%	4.61%-5.04%
Expected dividend yield	-%	*	-%	-%
Weighted-average grant date fair value per share	$3.43	*	$4.68	$7.71
_______________________
*  The Company did not grant any stock option awards during the three months ended September 30, 2007.

As there was no public market for our common stock prior to our initial public offering in May 2007, and there has been limited historical information on the volatility of our common stock since the date of our initial public offering, we determined the volatility for options granted in the nine months ended September 30, 2008 and 2007 based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies for a period equal to the expected life of the option.  The expected life of options has been determined utilizing the "simplified" method as prescribed by the SEC's Staff Accounting Bulletin No. 107, Share-Based Payment.  The risk-free interest rate is based on a zero coupon United States treasury instrument whose term is consistent with the expected life of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period.  We applied a forfeiture rate of 4.00% based on its historical forfeiture experience during the previous two years in determining the expense recorded in the nine months ended September 30, 2008 and 2007.

Internal Use Software and Website Development Costs

We account for internal-use software and website development costs in accordance with the guidance set forth in Statement of Position, or SOP, 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, and EITF Issue No. 00-2, Accounting for Website Development Costs. We capitalize costs of materials, consultants and compensation and related expenses of employees who devote time to the development of internal-use software and website applications and infrastructure involving developing software to operate our websites. However, we expense as incurred website development costs for new features and functionalities since it is not probable that they will result in additional functionality until they are both developed and tested with confirmation that they are more effective than the current set of features and functionalities on our websites. Our judgment is required in determining the point at which various projects enter the states at which costs may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized, which is generally three years. To the extent that we change the manner in which we develop and test new features and functionalities related to our websites, assess the ongoing value of capitalized assets or determine the estimated useful lives over which the costs are amortized, the amount of website development costs we capitalize and amortize in future periods would be impacted. We review capitalized internal use software and website development costs for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  We would recognize an impairment loss only if the carrying amount of the asset is not recoverable and exceeds its fair value. We capitalized internal-use software and website development costs of $320,000 and $191,000 for the three months ended September 30, 2008 and 2007, respectively, and $342,000 and $889,000 for the nine months ended September 30, 2008 and 2007, respectively.

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

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
	(Unaudited)
	($ in thousands)
Revenues:
Online	$18,631	74%	$14,687	63%	$58,338	74%	$44,726	68%
Events	5,496	22	6,912	30	16,743	22	16,201	24
Print	1,088	4	1,702	7	3,384	4	5,323	8
Total revenues	25,215	100	23,301	100	78,465	100	66,250	100

Cost of revenues:
Online	5,462	22	3,769	16	16,113	21	11,194	17
Events	2,328	9	2,283	10	7,078	9	6,065	9
Print	580	2	862	4	1,758	2	2,990	5
Total cost of revenues	8,370	33	6,914	30	24,949	32	20,249	31

Gross profit	16,845	67	16,387	70	53,516	68	46,001	69

Operating expenses:
Selling and marketing	8,161	32	7,271	31	25,490	32	19,811	30
Product development	2,788	11	1,677	7	8,440	11	5,021	8
General and administrative	3,662	15	3,364	14	10,915	14	8,917	13
Depreciation	579	2	401	2	1,884	2	1,095	2
Amortization of intangible assets	1,259	5	1,171	5	4,071	5	2,971	4
Total operating expenses	16,449	65	13,884	60	50,800	64	37,815	57

Operating income	396	2	2,503	11	2,716	4	8,186	12

Interest income (expense), net	248	1	897	4	934	1	1,207	2

Income before provision for income taxes	644	3	3,400	15	3,650	5	9,393	14

Provision for income taxes	958	4	1,568	7	2,345	3	3,996	6

Net (loss) income	$(314)	(1%)	$1,832	8%	$1,305	2%	$5,397	8%

Comparison of Three Months Ended September 30, 2008 and 2007

Revenues

	Three Months Ended September 30,
			Increase	Percent
	2008	2007	(Decrease)	Change
	(Unaudited)
	($ in thousands)
Revenues:
Online	$18,631	$14,687	$3,944	27%
Events	5,496	6,912	(1,416)	(20)
Print	1,088	1,702	(614)	(36)
Total revenues	$25,215	$23,301	$1,914	8%

Online.  The increase in online revenue was primarily attributable to a $2.6 million increase in revenue from lead generation offerings due principally to an increase in white paper and webcast sales volumes.  White paper sales volume increased in part due to our acquisition of KnowledgeStorm in November 2007.  The increase also reflects a $1.3 million increase in branding revenue, primarily due to increased banner and newsletter sales volume.

Events.  The decrease in events revenue was primarily attributable to a $745,000 decrease in conference revenue due to fewer multi-day conferences held in the third quarter of 2008 as compared to the same period of 2007. The decrease was also attributable to a $671,000 decrease in seminar series and custom events revenue due to a decrease in the number of seminar series and custom events produced in the third quarter of 2008 as compared to the same period of 2007.

Print.  The decrease in print revenue was attributable to the continued shift of our customer’s advertising budgets away from print and towards online offerings. Additionally, we discontinued publishing CIO Decisions magazine in November 2007.

Cost of Revenues and Gross Profit

	Three Months Ended September 30,
			Increase	Percent
	2008	2007	(Decrease)	Change
	(Unaudited)
	($ in thousands)
Cost of revenues:
Online	$5,462	$3,769	$1,693	45%
Events	2,328	2,283	45	2
Print	580	862	(282)	(33)
Total cost of revenues	$8,370	$6,914	$1,456	21%

Gross profit	$16,845	$16,387	$458	3%
Gross profit percentage	67%	70%

Cost of Online Revenue.  Approximately $812,000 of the increase in cost of online revenue is attributable to employee salaries and benefits.  This increase is primarily due to an increase in headcount in our online editorial and operations organizations, as well as increases to employee compensation.  In addition, freelancer expenses increased $139,000 in the third quarter of 2008 as compared to the same period of 2007. We increased headcount and freelancer expenditures to support the increase in online sales volume and to provide additional editorial content.  The increase in cost of online revenue was also attributable in part to a $259,000 increase in member acquisition expenses, primarily related to keyword purchases for 2020software.com. The increase in cost of online revenue also reflects $218,000 of additional third party production and hosting costs for online products due to the increased sales volume of online products in the third quarter of 2008 as compared to the same period of 2007.  Additionally, the increase in of online revenue was attributable to a $248,000 increase in stock-based compensation.

Cost of Events Revenue.  The increase in cost of events revenue was attributable in part to a $195,000 increase in salaries, bonuses and benefits related to an increase in average headcount of 14 employees in our events organization, as well as increases to employee compensation and increased temporary staffing costs. The increase in headcount and temporary staffing costs was needed to support the growth in events revenue.  The increase in cost of events revenue was offset in part due to a $147,000 decrease in seminar series, custom event and multi-day conference costs due to a decrease in the number of events produced in the third quarter of 2008 compared to the same period of 2007.

Cost of Print Revenue.  The decrease in cost of print revenue was attributable to our efforts to reduce production costs for our publications in response to our customers’ advertising budgets continuing to shift away from print and towards online offerings. Additionally, we discontinued publishing CIO Decisions magazine in November 2007.

Gross Profit.  Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. The increase in gross profit is primarily attributable to a $2.3 million increase in online gross profit, offset by a $1.5 million decrease in events gross profit and a $332,000 decrease in print gross profit. Gross margin for the three months ended September 30, 2008 was 67%, as compared to 70% for the same period of 2007. Labor related costs increased for the third quarter of 2008 as compared to the same period in 2007 in anticipation of achieving certain revenue expectations, however online and events revenues were below our internal expectations resulting in a lower gross profit margin.  Since the majority of our costs are labor-related and therefore are fixed in nature, we expect our gross profit to fluctuate from period to period depending on the total revenues for the period as well as the relative contribution of online, events and print revenue to our total revenues.

Operating Expenses and Other

	Three Months Ended September 30,
			Increase	Percent
	2008	2007	(Decrease)	Change
	(Unaudited)
	($ in thousands)
Operating expenses:
Selling and marketing	$8,161	$7,271	$890	12%
Product development	2,788	1,677	1,111	66
General and administrative	3,662	3,364	298	9
Depreciation	579	401	178	44
Amortization of intangible assets	1,259	1,171	88	8
Total operating expenses	$16,449	$13,884	$2,565	18%

Interest income (expense), net	$248	$897	$(649)	(72%)
Provision for income taxes	$958	$1,568	$(610)	(39%)

Selling and Marketing.  The increase in selling and marketing expense was attributable in part to a $985,000 increase in salaries, commissions, bonuses and benefits, as well as travel-related expenses, resulting principally from an increase in headcount in our sales and marketing organizations, as well as increases to employee compensation. The increase in headcount is a result of actual growth in revenues as well as anticipated growth which did not occur.  The increase in selling and marketing expense also reflects a $127,000 increase in stock-based compensation.  The increase in selling and marketing expense was offset by a $217,000 decrease in direct marketing costs related to a marketing-focused event for our customers held in the third quarter of 2007.

Product Development.  The increase in product development expense was attributable to a $967,000 increase in salaries and benefits resulting principally from an increase in headcount in our product development organization, as well as increases to employee compensation. The increase in headcount was primarily a result of additional product development employees acquired in the acquisition of KnowledgeStorm in November 2007. The increase in product development expense also reflects a $56,000 increase in stock-based compensation.

General and Administrative.  The increase in general and administrative expense was attributable to a $284,000 increase in facilities expense due to leasing additional office space in our Needham, MA headquarters beginning in July 2007, as well as office space acquired with KnowledgeStorm in November 2007. The increase in general and administrative expense was also attributable to $94,000 of additional expense related to audit, legal, insurance and other expenses. Additionally, the increase in general and administrative expense was attributable to a $173,000 increase in bad debt expense and a $44,000 increase in stock-based compensation, offset by a decrease of $288,000 in other employee compensation.

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

Interest Income (Expense), Net.  The decrease in interest income (expense), net reflects a decrease in interest income due to lower average cash and investment balances as well as lower interest rates during the third quarter of 2008 compared to 2007.

Provision for Income Taxes.  Our effective tax rate was 149% and 46% for the three months ended September 30, 2008 and 2007, respectively.    The increase in our effective tax rate is due primarily to a decrease in forecasted pretax income for the year ended December 31, 2008 and an increase in nondeductible stock-based compensation.

Comparison of Nine Months Ended September 30, 2008 and 2007

Revenues

	Nine Months Ended September 30,
			Increase	Percent
	2008	2007	(Decrease)	Change
	(Unaudited)
	($ in thousands)
Revenues:
Online	$58,338	$44,726	$13,612	30%
Events	16,743	16,201	542	3
Print	3,384	5,323	(1,939)	(36)
Total revenues	$78,465	$66,250	$12,215	18%

Online.  The increase in online revenue was primarily attributable to a $9.0 million increase in revenue from lead generation offerings, due principally to an increase in white paper and webcast sales volumes.  The increase also reflects a $4.0 million increase in branding revenue, primarily due to increased banner and newsletter sales volume.  Additionally, revenue from third party revenue sharing arrangements increased by approximately $838,000 for the nine months ended September 30, 2008 as compared to the same period of 2007.

Events.  The increase in events revenue was primarily attributable to a $1.1 million increase in seminar series and custom events revenue, due to an increase in the number of seminar series and custom events produced in the nine months ended September 30, 2008 as compared to the same period of 2007. The increase was offset by a $563,000 decrease in multi-day conference revenue due to fewer multi-day conferences held in the nine months ended September 30, 2008 as compared to the same period of 2007.

Print.  The decrease in print revenue was attributable to the continued shift of our customer’s advertising budgets away from print and towards online offerings. Additionally, we discontinued publishing CIO Decisions magazine in November 2007.

Cost of Revenues and Gross Profit

	Nine Months Ended September 30,
			Increase	Percent
	2008	2007	(Decrease)	Change
	(Unaudited)
	($ in thousands)
Cost of revenues:
Online	$16,113	$11,194	$4,919	44%
Events	7,078	6,065	1,013	17
Print	1,758	2,990	(1,232)	(41)
Total cost of revenues	$24,949	$20,249	$4,700	23%

Gross profit	$53,516	$46,001	$7,515	16%
Gross profit percentage	68%	69%

Cost of Online Revenue.  Approximately $2.0 million of the increase in cost of online revenue is attributable to employee salaries, benefits and other compensation.  This increase is primarily due to an increase in headcount in our online editorial and operations organizations, as well as increases to employee compensation.  In addition, freelancer expenses increased $382,000 in the nine months ended September 30, 2008 as compared to the same period of 2007. We increased headcount and freelancer expenditures to support the increase in online sales volume and to provide additional editorial content.  The increase in cost of online revenue was also attributable in part to a $1.4 million increase in member acquisition expenses, primarily related to keyword purchases for 2020software.com. The increase in cost of online revenue also reflects $835,000 of additional third party production and hosting costs for online products due to the increased sales volume in the nine months ended September 30, 2008 as compared to the same period of 2007. The increase in cost of online revenue also reflects a $245,000 increase in stock-based compensation.

Cost of Events Revenue.  The increase in cost of events revenue was attributable in part to a $413,000 increase in seminar series and custom event costs due to an increase in the number of seminar series and custom events produced in the nine months ended September 30, 2008 as compared to the same period of 2007.   The increase also reflects a $500,000 increase in salaries, bonuses and benefits related to an increase in headcount in our events organization, as well as increases to employee compensation and increased temporary staff costs. The increase in headcount and temporary staff costs was needed to support the growth in revenues. The increase in cost of events revenue also reflects a $57,000 increase in stock-based compensation.

Cost of Print Revenue.  The decrease in cost of print revenue was attributable to our efforts to reduce production costs for our publications in response to our customers’ advertising budgets continuing to shift away from print and towards online offerings. Additionally, we discontinued publishing CIO Decisions magazine in November 2007.

Gross Profit.  Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. The increase in gross profit is primarily attributable to a $8.7 million increase in online gross profit, offset by a decrease of $471,000 in events gross profit and a decrease of $707,000 in print gross profit. Gross margin for the nine months ended September 30, 2008 was 68%, as compared to 69% for the same period of 2007. Since the majority of our costs are labor-related and therefore are fixed in nature, we expect our gross profit to fluctuate from period to period depending on the total revenues for the period as well as the relative contribution of online, events and print revenue to our total revenues.

Operating Expenses and Other

	Nine Months Ended September 30,
			Increase	Percent
	2008	2007	(Decrease)	Change
	(Unaudited)
	($ in thousands)
Operating expenses:
Selling and marketing	$25,490	$19,811	$5,679	29%
Product development	8,440	5,021	3,419	68
General and administrative	10,915	8,917	1,998	22
Depreciation	1,884	1,095	789	72
Amortization of intangible assets	4,071	2,971	1,100	37
Total operating expenses	$50,800	$37,815	$12,985	34%

Interest income (expense), net	$934	$1,207	$(273)	(23%)
Provision for income taxes	$2,345	$3,996	$(1,651)	(41%)

Selling and Marketing.  The increase in selling and marketing expense was attributable in part to a $3.3 million increase in salaries, commissions, bonuses and benefits resulting principally from an increase in headcount in our sales and marketing organizations, as well as increases to employee compensation. The increase in headcount is a result of actual growth in revenues as well as anticipated growth which did not occur.  The increase in selling and marketing expense also reflects a $1.7 million increase in stock-based compensation and a $539,000 increase in travel related costs.

Product Development.  The increase in product development expense was attributable to a $3.1 million increase in salaries and benefits resulting principally from an increase in headcount in our product development organization, as well as increases to employee compensation. The increase in headcount was primarily a result of additional product development employees acquired in the acquisition of KnowledgeStorm in November 2007. The increase in product development expense also reflects a $190,000 increase in stock-based compensation.

General and Administrative.  The increase in general and administrative expense was attributable to a $1.0 million increase in facilities expense due to leasing additional office space in our Needham, MA headquarters beginning in July 2007, as well as office space acquired with KnowledgeStorm in November 2007. The increase in general and administrative expense was also attributable to a $686,000 increase in stock-based compensation, offset by a decrease of $659,000 in other employee compensation.  The increase is also due in part to an increase of $586,000 in expense related to audit, legal, insurance and other expenses attributable primarily to our being a publicly traded company, as well as an increase of $261,000 in bad debt expense.

Depreciation and Amortization of Intangible Assets.  The increase in depreciation expense was primarily attributable to depreciation of assets acquired from KnowledgeStorm in November 2007. The increase in amortization of intangible assets expense was primarily attributable to amortization of intangible assets related to our acquisitions of TechnologyGuide.com in April 2007 and KnowledgeStorm in November 2007.

Interest Income (Expense), Net.  The decrease in interest income (expense), net reflects a decrease in interest income due to lower average cash and investment balances as well as lower interest rates during the nine months ended September 30, 2008 compared to the same period of 2007.

Provision for Income Taxes.  Our effective tax rate was 64% and 43% for the nine months ended September 30, 2008 and 2007, respectively.  The provision for income taxes includes discrete tax benefits of $330 and $196 for the nine months ended September 30, 2008 and 2007, respectively.  Our effective tax rate excluding the discrete tax benefits was 73% and 45% for the nine months ended September 30, 2008 and 2007, respectively.  The increase in our effective tax rate excluding the discrete tax benefits is due primarily to a decrease in forecasted pretax income for the year ended December 31, 2008 and an increase in nondeductible stock-based compensation.

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

	September 30, 2008	December 31, 2007
	(Unaudited)
	($ in thousands)

Cash, cash equivalents and investments	$67,079	$62,001
Accounts receivable, net	$17,529	$15,198

Cash, Cash Equivalents and Investments

Our cash, cash equivalents and investments at September 30, 2008 were held for working capital purposes and were invested primarily in municipal bonds, money market accounts and an auction rate security.  We do not enter into investments for trading or speculative purposes.

Accounts Receivable, Net

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our service delivery and billing activity, cash collections, and changes to our allowance for doubtful accounts. We use days' sales outstanding, or DSO, calculated on a monthly basis, as a measurement of the quality and status of our receivables. We define DSO as average accounts receivable divided by revenues for the applicable period, multiplied by the number of days in the applicable period.  DSO was 66 and 55 days at September 30, 2008 and December 31, 2007, respectively.

Operating Activities

	Nine Months Ended September 30,
	2008	2007
	(Unaudited)
	($ in thousands)

Net cash provided by operating activities	$5,766	$11,806
Net cash used in investing activities (1)	$(1,577)	$(18,372)
Net cash provided by financing activities	$963	$84,406

(1)	Cash used in investing activities shown net of investment activity of $22.4 million and ($87.9) million for the nine months ended September 30, 2008 and 2007, respectively.

Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, the provision for bad debt, stock-based compensation, deferred income taxes, and the effect of changes in working capital and other activities.  Cash provided by operating activities in the nine months ended September 30, 2008 was $5.8 million and consisted of $1.3 million of net income, $6.0 million of depreciation and amortization and $6.8 million of stock-based compensation, offset by $8.3 million used in working capital and other activities.

Cash provided by operating activities in the nine months ended September 30, 2007 was $11.8 million and consisted of $5.4 million of net income, $4.1 million of depreciation and amortization and $3.9 million of stock-based compensation, partly offset by $1.0 million used in working capital and other activities.

Investing Activities

Cash used in investing activities primarily consists of purchases of property and equipment and acquisitions of businesses.  Cash used in investing activities in the nine months ended September 30, 2008, net of investment activity, was $1.6 million for the purchase of property and equipment and certain website domain names.  Cash used in investing activities in the nine months ended September 30, 2007, net of investment activity, was $18.4 million and consisted of $15.0 million for the acquisition of TechnologyGuide.com in April 2007, $1.0 million for the acquisition of Ajaxian in February 2007 and $2.3 million for the purchase of property and equipment.

Equity Financing Activities

We received proceeds from the exercise of common stock options and warrants in the amounts of $2.2 million and $977,000 in the nine months ended September 30, 2008 and 2007, respectively.  In May 2007, we completed our initial public offering of 8.9 million shares of our common stock, of which 7.1 million shares were sold by us and 1.8 million shares were sold by stockholders of ours, all at a price to the public of $13.00 per share.  We raised a total of $91.9 million in gross proceeds from the offering, or $83.2 million in net proceeds after deducting underwriting discounts and commissions of $6.4 million and other offering costs of approximately $2.3 million.

Term Loan and Credit Facility Borrowings

On August 30, 2006, we entered into a credit agreement with Citizens Bank of Massachusetts, which included a $10.0 million term loan and a $20.0 million revolving credit facility.  As of September 30, 2008, outstanding borrowings under the credit agreements were $3.8 million.

We borrowed $12.0 million against our revolving credit facility in conjunction with the acquisition of TechnologyGuide.com in April 2007.  The entire outstanding balance of $12.0 million was repaid in May 2007 with proceeds from our initial public offering.  Our revolving credit facility matures on August 30, 2011. Unless earlier payment is required by an event of default, all principal and any unpaid interest will be due and payable on August 30, 2011. At our option, the revolving credit facility bears interest at either the lender's prime rate less 1.00% or the London Interbank Offered Rate, or LIBOR, plus the applicable LIBOR margin.  We are also required to pay an unused line fee on the daily unused amount of our revolving credit facility at a per annum rate of 0.25%.  As of September 30, 2008, unused availability under our revolving credit facility totaled $20.0 million.

 In August 2007, we entered into an amendment to the Credit Agreement.  The amendment changes the applicable LIBOR margin from 1.50% to a sliding scale based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters.  As of September 30, 2008, the applicable LIBOR margin was 1.25%.

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

Borrowings under our credit agreements are collateralized by an interest in and lien on all of our assets and certain other guarantees and pledges. Our credit agreements contain certain affirmative and negative covenants, which require, among other things, that we meet certain financial ratio covenants and limit certain capital expenditures. We were in compliance with all covenants under the credit agreements as of September 30, 2008.

Capital Expenditures

We have made capital expenditures primarily for computer equipment and related software needed to host our websites, internal-use software development costs, as well as for leasehold improvements and other general purposes to support our growth.  Our capital expenditures totaled $1.5 million and $2.3 million for the nine months ended September 30, 2008 and 2007, respectively.  We expect to spend approximately $1.0 million in capital expenditures in the remaining three months of 2008, primarily for computer equipment and related software, website development costs, and internal-use software development costs. We are not currently party to any purchase contracts related to future capital expenditures.

Contractual Obligations and Commitments

As of September 30, 2008, our principal commitments consist of obligations under leases for office space and principal and interest payments due under our bank term loan. The offices are leased under noncancelable operating lease agreements that expire through December 2020.  On September 12, 2008, we entered into a lease agreement pursuant to which we have agreed to lease approximately 113,017 square feet of a building to be constructed. We intend to move all of our operations currently conducted at our Needham, Massachusetts location to these leased premises on or about January 1, 2010.

The following table sets forth our commitments to settle contractual obligations in cash as of September 30, 2008:

	Payments Due By Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(Unaudited)
	($ in thousands)
Bank term loan payable	$3,750	$3,000	$750	$-	$-
Operating leases	43,122	3,587	11,244	10,046	18,245
Total	$46,872	$6,587	$11,994	$10,046	$18,245

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

Foreign Currency Exchange Risk

Our subsidiary, TechTarget Limited, was established in July 2006 and is located in London, England. As of September 30, 2008, substantially all of our international customer agreements have been denominated in U.S. dollars. We currently believe our exposure to foreign currency exchange rate fluctuations is financially immaterial and therefore have not entered into foreign currency hedging transactions. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in the future.

Interest Rate Risk

At September 30, 2008, we had cash, cash equivalents and investments totaling $67.1 million. These amounts were invested primarily in money market accounts and municipal bonds.  The cash, cash equivalents and investments were held for working capital purposes.  We do not enter into investments for trading or speculative purposes.  Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

Our exposure to market risk also relates to the amount of interest expense we must pay under our revolving credit facility.  The advances under this credit facility bear a variable rate of interest determined as a function of the lender's prime rate or LIBOR.  At September 30, 2008, there were no amounts outstanding under our revolving credit facility.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2008. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2008, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others within our company, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Relating to Our Business

Declining general economic, business, or industry conditions may cause reduced revenues and profitability.

Recently, concerns over the availability and cost of credit, inflation, energy costs, geopolitical issues, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased volatility and diminished expectations for the global economy and expectations of slower future global economic growth. These factors, combined with declining business and consumer confidence, volatile oil prices and increased unemployment, have precipitated an economic slowdown and fears of a possible recession. If the economic climate in the U.S. or abroad does not improve or continues to deteriorate, our customers or potential customers could reduce or delay their purchases of our offerings, which would adversely impact our revenues and our ability to sell our offerings, collect customer receivables and, ultimately, our profitability. Additionally, future economic conditions currently have an increased degree of inherent uncertainty. As a result, it is more difficult to estimate the level of growth or contraction for the economy as a whole, as well as for the various sectors of the economy, such as the IT market. Because all components of our budgeting and forecasting are dependent upon estimates of growth or contraction in the IT market and demand for our offerings, the prevailing economic uncertainties render estimates of future income and expenditures very difficult to make. Adverse changes may occur as a result of soft global or regional economic conditions, wavering consumer confidence, unemployment, declines in stock markets, contraction of credit availability, or other factors affecting economic conditions generally. These changes may negatively affect the sales of our offerings, increase exposure to losses from bad debts, increase the cost and decrease the availability of financing, or increase the risk of loss on investments.

Financial market instability and continued uncertain conditions in the United States and global economies have in the past and could in the future adversely affect our revenues and operating results

We believe that the instability affecting the financial markets and a further deterioration in the current business climate within the United States and/or other geographic regions in which we do business have had, and could continue to have, a negative impact on our revenue and operating results.  Because all of our clients are in the IT industry, the success of our business is intrinsically linked to the health, and subject to market conditions, of the IT industry. Regional and global economic weakness and uncertainty, and the limited access to sources of traditional capital and/or debt have resulted in some companies reassessing their spending, including for technology projects. In turn, some of our customers have reassessed and many will for the foreseeable future be likely to continue to scrutinize their spending on advertising campaigns.  Prior  market downturns in the IT industry have resulted in  declines in advertising spending, which can cause longer sales cycles, deferral or delay of purchases by IT vendors and generally reduced expenditures for advertising and related services. Our revenues and profitability depend on the overall demand for advertising services from our customers. We believe that demand for our offerings has been in the past, and could be in the future, disproportionately affected by fluctuations, disruptions, instability or downturns in the economy and the IT industry, which may cause customers and potential customers to exit the industry or delay, cancel or reduce any planned expenditures for our advertising offerings. Furthermore, competitors may respond to market conditions by lowering prices and attempting to lure away our customers and prospects to lower cost offerings.  In addition, a slowdown in the formation of new IT companies, or a decline in the growth of existing IT companies, would cause a decline in demand for our offerings.

Because we depend on our ability to generate revenues from the sale of advertising, fluctuations in advertising spending could have an adverse effect on our operating results.

The primary source of our revenues is the sale of advertising to our customers. Our advertising revenues accounted for approximately 98% of our total revenues for the nine month period ended September 30, 2008. We believe that advertising spending on the Internet, as in traditional media, fluctuates significantly as a result of a variety of factors, many of which are outside of our control. These factors include:
· variations in expenditures by advertisers due to budgetary constraints;
· the cancellation or delay of projects by advertisers;
· the cyclical and discretionary nature of advertising spending;
· general economic conditions, as well as economic conditions specific to the Internet and online and offline media industry; and
·   the occurrence of extraordinary events, such as the current global credit crisis and global macroeconomic uncertainty, natural disasters, international or domestic terrorist attacks or armed conflict.

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

We compete for potential advertisers with a number of different types of offerings and companies, including: broad-based media outlets, such as television, newspapers and business periodicals that are designed to reach a wide audience; general purpose portals and search engines; and offline and online offerings of media companies that produce content specifically for IT professionals, including International Data Group, United Business Media and Ziff Davis Enterprise. Advertisers may choose our competitors over us not only because they prefer our competitors’ online, events and print offerings to ours, but also because advertisers prefer to utilize other forms of advertising offered by our competitors that are not offered by us. Although less than 5% of our revenues for the nine month period ended September 30, 2008 were derived from advertisers located outside of North America, as we continue to expand internationally, we expect to compete with several of the competitors mentioned above, as well as with established media companies based in particular countries or geographical regions. Many of these foreign-based or internationally-focused media companies will be larger than we are and will have established relationships with local advertisers. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. As a result, we could lose market share to our competitors in one or more of our businesses and our revenues could decline.

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

We have over 13 license and other arrangements in various countries and maintain a direct presence in the United Kingdom. In addition to facing many of the same challenges we face domestically, there are additional risks and costs inherent in expanding our business in international markets, including:
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

Our operations are dependent on our communications systems and computer hardware, all of which are located in data centers operated by Verizon, AT&T and Softlayer. These systems could be damaged by fire, floods, earthquakes, power loss, telecommunication failures and similar events. Our insurance policies have limited coverage levels for loss or damages in these events and may not adequately compensate us for any losses that may occur. In addition, terrorist acts or acts of war may cause harm to our employees or damage our facilities, our clients, our clients’ customers and vendors, or cause us to postpone or cancel, or result in dramatically reduced attendance at, our events, which could adversely impact our revenues, costs and expenses and financial position. We are predominantly uninsured for losses and interruptions to our systems or cancellations of events caused by terrorist acts and acts of war.

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

Internet usage could decline if any well-publicized compromise of security occurs. ‘‘Hacking’’ involves efforts to gain unauthorized access to information or systems or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment. Hackers, if successful, could misappropriate proprietary information or cause disruptions in our service. We may be required to expend capital and other resources to protect our websites against hackers. Our online networks could also be affected by computer viruses, systems upgrades or other similar disruptive problems, and we could inadvertently transmit viruses across our networks to our users or other third parties. Any of these occurrences could harm our business or give rise to a cause of action against us. Providing unimpeded access to our online networks is critical to servicing our customers and providing superior customer service. Our inability to provide continuous access to our online networks could cause some of our customers to discontinue purchasing advertising programs and services and/or prevent or deter our users from accessing our networks. Our activities and the activities of third party contractors involve the storage and transmission of proprietary and personal information. Accordingly, security breaches could expose us to a risk of loss or litigation and possible liability. We cannot assure that contractual provisions attempting to limit our liability in these areas will be successful or enforceable, or that other parties will accept such contractual provisions as part of our agreements.

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

Our business and operations may consume resources faster than we anticipate. In the future, we may need to raise additional funds to expand our sales and marketing and product development efforts or to make acquisitions. Additional financing may not be available on favorable terms, if at all. Specifically, due to the current macroeconomic conditions, it may be difficult or impossible for us to obtain  if necessary, additional debt financing to fund ongoing operations or strategic growth initiatives. If adequate funds are not available on acceptable terms, we may be unable to fund the expansion of our sales and marketing and research and development efforts or take advantage of acquisition or other opportunities, which could seriously harm our business and operating results. If we incur debt, the debt holders would have rights senior to common stockholders to make claims on our assets and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future securities offerings reducing the market price of our common stock and diluting their interest.

The impairment of a significant amount of goodwill and intangible assets on our balance sheet could result in a decrease in earnings and, as a result, our stock price could decline.

In the course of our operating history, we have acquired assets and businesses. Some of our acquisitions have resulted in the recording of a significant amount of goodwill and/or intangible assets on our financial statements. We had approximately $106 million of goodwill and net intangible assets as of September 30, 2008. The goodwill and/or intangible assets were recorded because the fair value of the net tangible assets acquired was less than the purchase price. We may not realize the full value of the goodwill and/or intangible assets. As such, we evaluate goodwill and other intangible assets with indefinite useful lives for impairment on an annual basis or more frequently if events or circumstances suggest that the asset may be impaired. We evaluate other intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. If goodwill or other intangible assets are determined to be impaired, we will write off the unrecoverable portion as a charge to our earnings. If we acquire new assets and businesses in the future, as we intend to do, we may record additional goodwill and/or intangible assets. The possible write-off of the goodwill and/or intangible assets could negatively impact our future earnings and, as a result, the market price of our common stock could decline.

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

The trading value of our common stock may continue to be volatile and decline further.

The trading price of our common stock is likely to be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Additionally, stock markets in general and our common stock in particular have experienced significant price and volume volatility. In recent weeks, the market volatility and disruption have reached unprecedented levels. In some cases, the markets have exerted downward pressure on the stock prices of certain issuers. The market price and volume of our common stock may continue to be subject to significant fluctuations due not only to general stock market conditions, but also to a change in sentiment in the market regarding our operations, business prospects or future funding. In addition to the risk factors discussed elsewhere in this filing, the price and volume volatility of our common stock may be affected by factors that include:
· our operating performance and the operating performance of similar companies;
· our operating results that vary from the expectations of securities analysts and investors;
· the financial performance of the IT industry;
· the securities price performance of companies that investors consider to be comparable to us;
· the overall performance of the equity markets;
· announcements by us or our competitors of strategic developments acquisitions, business plans, commercial relationships or other material events;
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
· large volumes of sales of our shares of common stock by existing stockholders; and
· changes in global financial markets and global economies and general market conditions.

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

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. A large portion of our outstanding shares of common stock are held by our officers, directors and affiliates.  Our directors, executive officers and their affiliated entities beneficially own approximately 29 million shares of our common stock, which represents 70% of our shares outstanding as of September 30, 2008. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline substantially.

A limited number of stockholders will have the ability to influence the outcome of director elections and other matters requiring stockholder approval.

As of September 30, 2008, our directors, executive officers and their affiliated entities beneficially own approximately 70% of our outstanding common stock. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the election of directors, the amendment of our certificate of incorporation and bylaws and the approval of mergers or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by other stockholders.

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

We have applied the remaining net proceeds from the IPO to our working capital for general corporate purposes.  We have no current agreements or commitments with respect to any material acquisitions.  We have invested the remaining net proceeds in cash, cash equivalents and investments, in accordance with our investment policy.  None of the remaining net proceeds were paid, directly or indirectly, to directors, officers, persons owning ten percent or more of our equity securities, or any of our other affiliates.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

None.

Item 6.    Exhibits

(a)    Exhibits

31.1 Certification of Greg Strakosch, Chief Executive Officer of TechTarget, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, dated November 14, 2008.

31.2 Certification of Eric Sockol, Chief Financial Officer and Treasurer of TechTarget, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, dated November 14, 2008.

32.1  Certifications of Greg Strakosch, Chief Executive Officer of TechTarget, Inc. and Eric Sockol, Chief Financial Officer and Treasurer of TechTarget, Inc., pursuant to 18 U.S.C. Section 1350, dated November 14, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECHTARGET, INC (Registrant)

Date: November 14, 2008	By:	/s/ GREG STRAKOSCH
Greg Strakosch, Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2008	By:	/s/ ERIC SOCKOL
Eric Sockol, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)