Form 10-Q/A
period 2009-07-16
TechTarget Inc
filed 2009-07-16
CIK 1293282

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☐  Yes     ☑  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer", "accelerated filer" and "smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☑ No

As of June 30, 2009, there were outstanding 41,745,193 shares of the registrant’s common stock, par value $0.001.

EXPLANATORY NOTE

Pursuant to Rule 12b-15 of the Rules and Regulations under the Securities Exchange Act of 1934, this Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q of TechTarget, Inc. (the "Company") for the quarter ended March 31, 2008 is being filed to amend and restate our financial statements as of and for the three months ended March 31, 2008.  The restatement is to correct errors in the amounts of our revenues, deferred revenues, and provision for income taxes.  The restatement for the error resulted in a decrease to revenues of $607,000 and $493,000 and an increase (decrease) in the (benefit from) provision for income taxes of $283,000 and ($251,000) for the three months ended March 31, 2008 and 2007, respectively.  Net loss increased by $324,000 for the three months ended March 31, 2008.  Net income decreased by $242,000 for the three months ended March 31, 2007.  This Amendment No. 1 amends Part I, Items 1 and 2, and Part II, Item 6 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.  This Amendment No. 1 continues to reflect circumstances as of the date of the original filing of the Quarterly Report on Form 10-Q, and the Company has not updated the disclosures contained therein to reflect events that occurred at a later date, except for the items relating to the restatement, as further described in Note 2 to the consolidated financial statements.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
TECHTARGET, INC.
Consolidated Balance Sheets
 (In thousands, except share and per share data)

	March 31, 2008	December 31, 2007
	(As Restated)
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$38,297	$10,693
Short-term investments	22,107	51,308
Accounts receivable, net of allowance for doubtful accounts of $550 and $424 as of March 31, 2008 (unaudited) and December 31, 2007 (unaudited), respectively	17,055	15,198
Prepaid expenses and other current assets	4,498	2,261
Deferred tax assets	4,529	5,250
Total current assets	86,486	84,710

Property and equipment, net	4,094	4,401
Long-term investments	1,950	-
Goodwill	88,326	88,326
Intangible assets, net of accumulated amortization	20,509	21,939
Deferred tax assets	3,818	2,910
Other assets	199	203
Total Assets	$205,382	$202,489

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of bank term loan payable	$3,000	$3,000
Accounts payable	3,775	2,919
Income taxes payable	-	1,330
Accrued expenses and other current liabilities	1,740	2,473
Accrued compensation expenses	877	2,600
Deferred revenue	12,958	9,378
Total current liabilities	22,350	21,700

Long-term liabilities:
Other liabilities	487	455
Bank term loan payable, net of current portion	2,250	3,000
Total liabilities	25,087	25,155

Commitments (Note 10)	-	-

Stockholders' equity:
Preferred stock, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 41,245,674 and 41,081,616 shares issued and outstanding at March 31, 2008 (unaudited) and December 31, 2007 (unaudited), respectively	41	41
Additional paid-in capital	213,233	209,773
Warrants	4	13
Accumulated other comprehensive loss	(156)	(102)
Accumulated deficit	(32,827)	(32,391)
Total stockholders' equity	180,295	177,334

Total Liabilities and Stockholders' Equity	$205,382	$202,489

See accompanying notes.

TECHTARGET, INC.
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2008	2007
	(As Restated)
	(Unaudited)
Revenues:
Online	$18,210	$13,284
Events	3,985	2,939
Print	1,068	1,629
Total revenues	23,263	17,852

Cost of revenues:
Online (1)	5,169	3,525
Events (1)	1,827	1,372
Print (1)	546	1,129
Total cost of revenues	7,542	6,026

Gross profit	15,721	11,826

Operating expenses:
Selling and marketing (1)	8,444	6,152
Product development (1)	2,762	1,748
General and administrative (1)	3,795	2,610
Depreciation	724	330
Amortization of intangible assets	1,480	759
Total operating expenses	17,205	11,599

Operating (loss) income	(1,484)	227

Interest income (expense):
Interest income	532	360
Interest expense	(114)	(427)
Total interest income (expense)	418	(67)

(Loss) income before (benefit from) provision for income taxes	(1,066)	160

(Benefit from) provision for income taxes	(630)	85

Net (loss) income	$(436)	$75

Net loss per common share:
Basic and diluted	$(0.01)	$(0.31)

Weighted average common shares outstanding:
Basic and diluted	41,158,418	8,174,034

(1) Amounts include stock-based compensation expense as follows:
Cost of online revenue	$98	$70
Cost of events revenue	22	12
Cost of print revenue	-	9
Selling and marketing	1,392	536
Product development	140	73
General and administrative	601	371

See accompanying notes.

TECHTARGET, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2008	2007
	(As Restated)
	(Unaudited)
Operating Activities:
Net (loss) income	$(436)	$75
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,204	1,089
Provision for bad debt	144	24
Stock-based compensation expense	2,253	1,071
Non-cash interest expense	-	253
Deferred tax benefit	(186)	30
Excess tax benefit - stock options	(278)	-
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	(2,001)	1,099
Prepaid expenses and other current assets	(1,944)	(1,366)
Other assets	2	(538)
Accounts payable	858	448
Income taxes payable	(1,330)	(1,780)
Accrued expenses and other current liabilities	(732)	(380)
Accrued compensation expenses	(1,724)	(1,399)
Deferred revenue	3,580	3,622
Other liabilities	(22)	(35)
Net cash provided by operating activities	388	2,213

Investing activities:
Purchases of property and equipment, and other assets	(417)	(897)
Purchases of short-term investments	(30,703)	-
Proceeds from sales and maturities of short-term investments	59,904	-
Purchases of long-term investments	(1,950)	-
Acquisition of assets	(50)	(1,013)
Net cash provided by (used in) investing activities	26,784	(1,910)

Financing activities:
Payments on bank term loan payable	(750)	(750)
Excess tax benefit - stock options	278	-
Proceeds from exercise of warrants and stock options	904	121
Net cash provided by (used in) financing activities	432	(629)

Net increase (decrease) in cash and cash equivalents	27,604	(326)
Cash and cash equivalents at beginning of period	10,693	30,830

Cash and cash equivalents at end of period	$38,297	$30,504

Supplemental disclosure of cash flow information:
Cash paid for interest	$100	$155
Cash paid for taxes	$1,094	$2,259

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

2. Restatement of Previously Issued Financial Statements

In connection with the Company’s financial statement close process for the year ended December 31, 2008, the Company concluded that its methodology for determining the timing of recognizing webcast revenues was improper. The Company had been recognizing the majority of the revenue in the month in which the webcast occurred. The Company concluded that the webcast revenues should have been recognized ratably over the period in which the webcasts were available on the websites of the Company and its partners. In connection with this finding, the Company performed a comprehensive review of its business processes pertaining to all of its service revenue offerings and the related application of accounting policies and procedures to those business processes. The Company identified additional errors in the recognition of revenue relating to its whitepaper, promotional emails and sponsorship offerings.  In addition, the Company identified errors in its assessment of whether or not it had verifiable objective evidence of fair value for undelivered elements in its advertising campaigns.  As a result, the Company determined that verifiable objective evidence of fair value did not exist for elements in its advertising campaigns with multiple elements. Instead of allocating revenue to separate units of accounting based upon verifiable objective evidence of fair value, all deliverables in multiple element arrangements should have been combined as a single unit of accounting and revenue should have been recognized for the entire arrangement over the service period. The Company had historically concluded that its revenue arrangements with multiple elements could be divided into separate units of accounting under the guidance prescribed in Financial Accounting Standards Board's (FASB) Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements With Multiple Deliverables.

The Company has restated its financial statements as of and for the three months ended March 31, 2008 and 2007 in accordance with SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.

Adjustments to Consolidated Balance Sheets

The following is a summary of the adjustments to the Company’s previously issued unaudited consolidated balance sheets as of March 31, 2008 and December 31, 2007.

	March 31, 2008
	As Previously Reported	Adjustments	As Restated
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$38,297	$-	$38,297
Short-term investments	22,107	-	22,107
Accounts receivable, net of allowance for doubtful accounts	17,055	-	17,055
Prepaid expenses and other current assets	4,324	174	4,498
Deferred tax assets	2,802	1,727	4,529
Total current assets	84,585	1,901	86,486

Property and equipment, net	4,094	-	4,094
Long-term investments	1,950	-	1,950
Goodwill	88,326	-	88,326
Intangible assets, net of accumulated amortization	20,509	-	20,509
Deferred tax assets	3,180	638	3,818
Other assets	199	-	199

Total Assets	$202,843	$2,539	$205,382

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of bank term loan payable	$3,000	$-	$3,000
Accounts payable	3,775	-	3,775
Income taxes payable	47	(47)	-
Accrued expenses and other current liabilities	1,740	-	1,740
Accrued compensation expenses	877	-	877
Deferred revenue	6,734	6,224	12,958
Total current liabilities	16,173	6,177	22,350

Long-term liabilities:
Other liabilities	487	-	487
Bank term loan payable, net of current portion	2,250	-	2,250
Total liabilities	18,910	6,177	25,087

Commitments (Note 10)	-	-	-

Stockholders' equity:
Preferred stock	-	-	-
Common stock, $0.001 par value per share	41	-	41
Additional paid-in capital	213,233	-	213,233
Warrants	4	-	4
Accumulated other comprehensive loss	(156)	-	(156)
Accumulated deficit	(29,189)	(3,638)	(32,827)
Total stockholders' equity	183,933	(3,638)	180,295

Total Liabilities and Stockholders' Equity	$202,843	$2,539	$205,382

	December 31, 2007
	As Previously Reported	Adjustments	As Restated
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$10,693	$-	$10,693
Short-term investments	51,308	-	51,308
Accounts receivable, net of allowance for doubtful accounts	15,198	-	15,198
Prepaid expenses and other current assets	1,962	299	2,261
Deferred tax assets	2,947	2,303	5,250
Total current assets	82,108	2,602	84,710

Property and equipment, net	4,401	-	4,401
Long-term investments	-	-	-
Goodwill	88,326	-	88,326
Intangible assets, net of accumulated amortization	21,939	-	21,939
Deferred tax assets	2,910	-	2,910
Other assets	203	-	203

Total Assets	$199,887	$2,602	$202,489

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of bank term loan payable	$3,000	$-	$3,000
Accounts payable	2,919	-	2,919
Income taxes payable	1,031	299	1,330
Accrued expenses and other current liabilities	2,473	-	2,473
Accrued compensation expenses	2,600	-	2,600
Deferred revenue	3,761	5,617	9,378
Total current liabilities	15,784	5,916	21,700

Long-term liabilities:
Other liabilities	455	-	455
Bank term loan payable, net of current portion	3,000	-	3,000
Total liabilities	19,239	5,916	25,155

Commitments (Note 10)	-	-	-

Stockholders' equity:
Preferred stock	-	-	-
Common stock, $0.001 par value per share	41	-	41
Additional paid-in capital	209,773	-	209,773
Warrants	13	-	13
Accumulated other comprehensive loss	(102)	-	(102)
Accumulated deficit	(29,077)	(3,314)	(32,391)
Total stockholders' equity	180,648	(3,314)	177,334

Total Liabilities and Stockholders' Equity	$199,887	$2,602	$202,489

Adjustments to Consolidated Statements of Operations

The following is a summary of the adjustments to the Company’s previously issued unaudited consolidated statements of operations for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
	(Unaudited)

Revenues:
Online	$18,863	$(653)	$18,210	$13,709	$(425)	$13,284
Events	3,985	-	3,985	2,939	-	2,939
Print	1,022	46	1,068	1,697	(68)	1,629
Total revenues	23,870	(607)	23,263	18,345	(493)	17,852

Cost of revenues:
Online	5,169	-	5,169	3,525	-	3,525
Events	1,827	-	1,827	1,372	-	1,372
Print	546	-	546	1,129	-	1,129
Total cost of revenues	7,542	-	7,542	6,026	-	6,026

Gross profit	16,328	(607)	15,721	12,319	(493)	11,826

Operating expenses:
Selling and marketing	8,444	-	8,444	6,152	-	6,152
Product development	2,762	-	2,762	1,748	-	1,748
General and administrative	3,795	-	3,795	2,610	-	2,610
Depreciation	724	-	724	330	-	330
Amortization of intangible assets	1,480	-	1,480	759	-	759
Total operating expenses	17,205	-	17,205	11,599	-	11,599

Operating (loss) income	(877)	(607)	(1,484)	720	(493)	227

Interest income (expense):
Interest income	532	-	532	360	-	360
Interest expense	(114)	-	(114)	(427)	-	(427)
Total interest income (expense)	418	-	418	(67)	-	(67)

(Loss) income before (benefit from) provision for income taxes	(459)	(607)	(1,066)	653	(493)	160

(Benefit from) provision for income taxes	(347)	(283)	(630)	336	(251)	85

Net (loss) income	$(112)	$(324)	$(436)	$317	$(242)	$75

Net loss per common share:
Basic and diluted	$0.00	$(0.01)	$(0.01)	$(0.28)	$(0.03)	$(0.31)

Weighted average common shares outstanding:
Basic and diluted	41,158,418	-	41,158,418	8,174,034	-	8,174,034

Adjustments to Consolidated Statements of Cash Flow

The following is a summary of the adjustments to the Company’s previously issued unaudited consolidated statement of cash flows for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,2008			Three Months Ended March 31,2007
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
	(Unaudited)
Operating Activities:
Net (loss) income	$(112)	$(324)	$(436)	$317	$(242)	$75
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,204	-	2,204	1,089	-	1,089
Provision for bad debt	144	-	144	24	-	24
Stock-based compensation expense	2,253	-	2,253	1,071	-	1,071
Non-cash interest expense	-	-	-	253	-	253
Deferred tax benefit	(124)	(62)	(186)	232	(202)	30
Excess tax benefit - stock options	(278)	-	(278)	-	-	-
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	(2,001)	-	(2,001)	1,099	-	1,099
Prepaid expenses and other current assets	(2,070)	126	(1,944)	(1,340)	(26)	(1,366)
Other assets	2	-	2	(538)	-	(538)
Accounts payable	858	-	858	448	-	448
Income taxes payable	(983)	(347)	(1,330)	(1,757)	(23)	(1,780)
Accrued expenses and other current liabilities	(732)	-	(732)	(380)	-	(380)
Accrued compensation expenses	(1,724)	-	(1,724)	(1,399)	-	(1,399)
Deferred revenue	2,973	607	3,580	3,129	493	3,622
Other liabilities	(22)	-	(22)	(35)	-	(35)
Net cash provided by operating activities	388	-	388	2,213	-	2,213

Investing activities:
Purchases of property and equipment, and other assets	(417)	-	(417)	(897)	-	(897)
Purchases of short-term investments	(30,703)	-	(30,703)	-	-	-
Proceeds from sales and maturities of short-term investments	59,904	-	59,904	-	-	-
Purchases of long-term investments	(1,950)	-	(1,950)	-	-	-
Acquisition of assets	(50)	-	(50)	(1,013)	-	(1,013)
Net cash provided by (used in) investing activities	26,784	-	26,784	(1,910)	-	(1,910)

Financing activities:
Payments on bank term loan payable	(750)	-	(750)	(750)	-	(750)
Excess tax benefit - stock options	278	-	278	-	-	-
Proceeds from exercise of warrants and stock options	904	-	904	121	-	121
Net cash provided by (used in) financing activities	432	-	432	(629)	-	(629)

Net increase (decrease) in cash and cash equivalents	27,604	-	27,604	(326)	-	(326)
Cash and cash equivalents at beginning of period	10,693	-	10,693	30,830	-	30,830

Cash and cash equivalents at end of period	$38,297	$-	$38,297	$30,504	$-	$30,504

3. Summary of Significant Accounting Policies

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

Revenue Recognition

The Company generates substantially all of its revenue from the sale of targeted advertising campaigns that are delivered via its network of websites, events and print publications. Revenue is recognized in accordance with Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, and Financial Accounting Standards Board's (FASB) Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements With Multiple Deliverables. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectibility of the resulting receivable is reasonably assured.

Although each of the Company’s online media offerings can be sold separately, most of the Company’s online media sales involve multiple online offerings.  Because objective evidence of fair value does not exist for all elements in the Company’s bundled advertising campaigns, no allocation can be made among the various elements, and the Company recognizes revenue on all items ratably over the term of the arrangement.

Events.  The Company sells its events separately from its other service offerings, and recognizes event revenue in the period the event occurs.  Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue.

Print.  When sold separately, the Company recognizes print advertising revenue at the time the applicable magazine is distributed. When print advertising campaigns are sold with online media offerings, the Company recognizes revenue for all services in the advertising campaign over the term of the arrangement. Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue.

Online.  The Company recognizes revenue from our specific online media offerings as follows when these items are sold separately:

o	White Papers. White paper revenue is recognized ratably over the period in which the white paper is available on the Company's websites.

o	Webcasts, Podcasts and Videocasts. Webcast, podcast and videocast revenue is recognized ratably over the period in which the webcast, podcast or videocast is available on the Company’s websites.

o	Software Package Comparisons. Software package comparison revenue is recognized ratably over the period in which the software information is available on the Company’s websites.

o
Promotional E-mails and E-newsletters.  Promotional e-mail revenue is recognized ratably over the period in which the related content asset is available on its websites because promotional emails do not have standalone value from the related content asset.  E-newsletter revenue is recognized in the period in which the e-newsletter is sent.

o	List Rentals. List rental revenue is recognized in the period in which the e-mail is sent to the list of registered members.

o	Banners. Banner revenue is recognized in the period in which the banner impressions occur.

o	Third Party Revenue Sharing Arrangements. Revenue from third party revenue sharing arrangements is recognized in the period in which the services are performed.

The Company offers customers the ability to purchase integrated ROI program offerings, which can include any of its online media offerings packaged together to address the particular customer's specific advertising requirements. As part of these offerings, the Company will guarantee a minimum number of qualified sales leads to be delivered over the course of the advertising campaign.  Scheduled end dates of advertising campaigns are sometimes extended to satisfy lead guarantees or fulfill all elements of the advertising campaign based on delayed receipt of advertising media collateral from the customer. The Company estimates the revenue reserve necessary to properly defer revenue recognition for extended advertising campaigns. These estimates are based on the Company's experience in managing and fulfilling these integrated ROI program offerings. Typically, shortfalls in fulfilling lead guarantees before the scheduled completion date of an advertising campaign are satisfied within an average of 46 days of such scheduled completion date. These integrated ROI program offerings represented approximately 34% and 29% of online revenues, and 27% and 22% of total revenues for the three months ended March 31, 2008 and 2007, respectively.

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

4. Fair Value Measurements

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
·             Sales and redemption activity subsequent to March 31, 2008;
·             The quoted price for the identical securities on or around March 31, 2008; and
·             The quoted price for similar securities trading in an active market on or around March 31, 2008.

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

5. Acquisitions

KnowledgeStorm, Inc.

On November 6, 2007, the Company acquired KnowledgeStorm, Inc. (KnowledgeStorm), which was a privately held company based in Alpharetta, Georgia, for $51,730 in cash and 359,820 shares of unregistered common stock of TechTarget valued at $6,000, as well as $230 in transaction costs.  KnowledgeStorm is a leading online search resource providing vendor generated content addressing corporate IT professionals. KnowledgeStorm offers IT marketers services with a lead generation and branding focus to reach these corporate IT professionals throughout the purchasing decision process. The acquisition of KnowledgeStorm strengthens the Company’s competitive position and increases its scale, customer penetration and service offerings for advertisers. Once KnowledgeStorm has been fully integrated, the Company expects that cost savings can be achieved as a result of sales and operating efficiencies from the combined operations.  Additionally, the Company anticipates that integration of KnowledegeStorm employees into its workforce will increase its capabilities in support of product development, product management and search engine optimization and marketing.

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

Three Months Ended March 31, 2007
(Restated)
(Unaudited)

Total revenues	$21,682

Net loss	$(1,221)

Net loss per common share:
Basic and diluted	$(0.45)

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

6. Cash, Cash Equivalents and Short-Term Investments

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

7. Intangible Assets

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
$20,509

8. Net Loss Per Common Share

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share is as follows:

	For the Three Months Ended March 31,
	2008	2007
	(Restated)
	(Unaudited)
Numerator:
Net (loss) income	$(436)	$75
Allocation of net (loss) income:
Accretion of preferred stock dividends	-	2,613
Net income applicable to preferred stockholders	-	2,613

Net loss applicable to common stockholders	$(436)	$(2,538)

Denominator:
Basic and diluted:
Weighted average shares of common stock outstanding (1)	41,158,418	8,174,034

Calculation of Net Loss Per Common Share:
Basic and diluted:
Net loss applicable to common stockholders	$(436)	$(2,538)
Weighted average shares of stock outstanding	41,158,418	8,174,034
Net loss per common share	$(0.01)	$(0.31)

(1)	In calculating diluted earnings per share, shares related to redeemable convertible preferred stock and outstanding stock options and warrants were excluded because they were anti-dilutive.

9. Bank Term Loan Payable

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

	For the Three Months Ended March 31,
	2008	2007
	(As Restated)
	(Unaudited)

Net (loss) income	$(436)	$75
Other comprehensive (loss) income:
Change in fair value of cash flow hedge	(54)	(6)

Total comprehensive (loss) income	$(490)	$69

12. Stock-Based Compensation

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

13.  Stockholders’ Equity

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

14. Income Taxes

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

The Company’s effective tax rate was 59% for the three months ended March 31, 2008.  The benefit from income taxes for the three months ended March 31, 2008 includes a discrete tax benefit of $129 related to disqualifying dispositions of incentive stock options.  The Company’s effective tax rate excluding the discrete tax benefit of $129 was 47% for the three months ended March 31, 2008.

15. Segment Information

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

Geographic Data

Net sales to unaffiliated customers by geographic area were as follows:

	Three Months Ended March 31,
	2008	2007
	(As Restated)
	(Unaudited)

United States and Canada	$22,530	$17,506
International	733	346
Total	$23,263	$17,852

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

The following information has been adjusted to reflect the restatement of our financial results, which is more fully described in the "Explanatory Note" immediately preceding Part I, Item 1 and in Note 2, "Restatement of Previously Issued Financial Statements" in Notes to the Consolidated Financial Statements of this Form 10-Q/A.

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

Online.  The majority of our revenue is derived from the delivery of our online offerings from our media groups.  Online revenue represented 78% and 74% of total revenues for the three months ended March 31, 2008 and 2007, respectively. We expect the majority of our revenues to be derived through the delivery of online offerings for the foreseeable future. As a result of our customers' advertising objectives and preferences, the specific allocation of online advertising offerings sold and delivered by us, on a period by period basis, can fluctuate.

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

Events.  Events revenue represented 17% of total revenues for the three months ended March 31, 2008 and 2007. Most of our media groups operate revenue generating events. The majority of our events are free to IT professionals and are sponsored by IT vendors. Attendees are pre-screened based on event-specific criteria such as sector-specific budget size, company size, or job title. We offer three types of events: multi-day conferences, single-day seminars and custom events. Multi-day conferences provide independent expert content for our attendees and allow vendors to purchase exhibit space and other sponsorship offerings that enable interaction with the attendees. We also hold single-day seminars on various topics in major cities. These seminars provide independent content on key sub-topics in the sectors we serve, are free to qualified attendees, and offer multiple vendors the ability to interact with specific, targeted audiences actively focused on buying decisions. Our custom events differ from our conferences and seminars in that they are exclusively sponsored by a single IT vendor, and the content is driven primarily by the sole sponsor.

Print.  Print revenue represented 5% and 9% of total revenues for the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008, we publish monthly two controlled-circulation magazines that are free to subscribers and generate revenue solely based on advertising fees. The highly targeted magazines we publish are: Storage magazine (Storage Media Group), which we began publishing in 2002; and Information Security magazine (Security Media Group), which we began publishing in 2003.  Our magazines provide readers with strategic guidance on important enterprise-level technology decisions. We expect print revenue to decrease as a percentage of total revenue in the foreseeable future.

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

Although each of our online media offerings can be sold separately, most of our online media sales involve multiple online offerings.  Because objective evidence of fair value does not exist for all elements in our bundled advertising campaigns, no allocation can be made, and we recognize revenue on all services over the term of the arrangement.

Events.  We sell our events separately from our other service offerings, and recognize event revenue in the period the event occurs.  Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue.

Print.  When sold separately, we recognize print advertising revenue at the time the applicable magazine is distributed. When print advertising campaigns are sold with online media offerings, we recognize revenue for all services in the advertising campaign over the term of the arrangement. Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue.

Online.  We recognize revenue from our specific online media offerings as follows when these items are sold separately:

o	White Papers. We recognize white paper revenue ratably over the period in which the white paper is available on our websites.

o	Webcasts, Podcasts and Videocasts. We recognize webcast, podcast and videocast revenue ratably over the period in which the webcast, podcast or videocast is available on our websites.

o	Software Package Comparisons. We recognize software package comparison revenue ratably over the period in which the software information is available on our websites.

o
Promotional E-mails and E-newsletters.  We recognize promotional e-mail revenue ratably over the period in which the related content asset is available on our websites because promotional emails do not have standalone value from the related content asset.   We recognize e-newsletter revenue in the period in which the e-newsletter is sent.

o	List Rentals. We recognize list rental revenue in the period in which the e-mail is sent to the list of registered members.

o	Banners. We recognize banner revenue in the period in which the banner impressions occur.

o	Third Party Revenue Sharing Arrangements. Revenue from third party revenue sharing arrangements is recognized in the period in which the services are performed.

We offer customers the ability to purchase integrated ROI program offerings, which can include any of our online media offerings packaged together to address the particular customer's specific advertising requirements. As part of these offerings, we will guarantee a minimum number of qualified sales leads to be delivered over the course of the advertising campaign.  We sometimes extend the scheduled end date of advertising campaigns to satisfy lead guarantees or to fulfill all elements of the campaign based on delayed receipt of advertising media collateral from the customer. We estimate the revenue reserve necessary to properly defer revenue recognition for extended advertising campaigns. These estimates are based on the Company's experience in managing and fulfilling these integrated ROI program offerings. Typically, shortfalls in fulfilling lead guarantees before the scheduled completion date of an advertising campaign are satisfied within an average of 46 days of such scheduled completion date. These integrated ROI program offerings represented approximately 34% and 29% of our online revenues, and 27% and 22% of our total revenues for the three months ended March 31, 2008 and 2007, respectively.

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
	(As Restated)
	(Unaudited)
	($ in thousands)
Revenues:
Online	$18,210	78%	$13,284	74%
Events	3,985	17	2,939	17
Print	1,068	5	1,629	9
Total revenues	23,263	100	17,852	100

Cost of revenues:
Online	5,169	22	3,525	20
Events	1,827	8	1,372	8
Print	546	2	1,129	6
Total cost of revenues	7,542	32	6,026	34

Gross profit	15,721	68	11,826	66

Operating expenses:
Selling and marketing	8,444	37	6,152	34
Product development	2,762	12	1,748	10
General and administrative	3,795	16	2,610	15
Depreciation	724	3	330	2
Amortization of intangible assets	1,480	7	759	4
Total operating expenses	17,205	75	11,599	65

Operating (loss) income	(1,484)	(7)	227	1

Interest income (expense), net	418	2	(67)	*

Income before (benefit from) provision for income taxes	(1,066)	(5)	160	1

(Benefit from) provision for income taxes	(630)	(3)	85	1%

Net (loss) income	$(436)	(2)%	$75	*

*           Percentage not meaningful.

Comparison of Three Months Ended March 31, 2008 and 2007

Revenues

	Three Months Ended March 31,
			Increase	Percent
	2008	2007	(Decrease)	Change
	(As Restated)
	(Unaudited)
	($ in thousands)
Revenues:
Online	$18,210	$13,284	$4,926	37%
Events	3,985	2,939	1,046	36
Print	1,068	1,629	(561)	(34)
Total revenues	$23,263	$17,852	$5,411	30%

Online.  The increase in online revenue was primarily attributable to a $3.1 million increase in revenue from lead generation offerings due principally to an increase in white paper and webcast sales volumes as well as revenues from TechnologyGuide.com, which we acquired in April 2007.  The increase also reflects a $1.2 million increase in branding revenue, primarily due to increased banner and newsletter sales volume.  Additionally, revenue from third party revenue sharing arrangements increased by approximately $571,000 for the three months ended March 31, 2008 as compared to the same period of 2007.

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
	(As Restated)
	(Unaudited)
	($ in thousands)
Cost of revenues:
Online	$5,169	$3,525	$1,644	47%
Events	1,827	1,372	455	33
Print	546	1,129	(583)	(52)
Total cost of revenues	$7,542	$6,026	$1,516	25%

Gross profit	$15,721	$11,826	$3,895	33%
Gross profit percentage	68%	66%

Cost of Online Revenue.  Approximately $572,000 of the increase in cost of online revenue is attributable to employee salaries and benefits.  This increase is primarily due to an increase in average headcount of 24 employees in our online editorial and operations organizations, as well as increases to employee compensation.  In addition, freelancer expenses increased $127,000 in the first quarter of 2008 as compared to 2007. We increased headcount and freelancer expenditures to support the increase in online sales volume and to provide additional editorial content.  The increase in cost of online revenue was also in part attributable in part to a $528,000 increase in member acquisition expenses, primarily related to keyword purchases for 2020software.com. The increase in cost of online revenue also reflects $356,000 of additional production and hosting costs for online products due to the increased sales volume of online services in the first quarter of 2008 as compared to the same period of 2007.

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

Gross Profit.  Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. The increase in gross profit is primarily attributable to a $3.3 million increase in online gross profit and a $591,000 in events gross profit. Gross margin for the three months ended March 31, 2008 was 68%, as compared to 66% for the same period of 2007. The increase was due primarily to an increase in our gross margin on events revenue as a result of higher margin seminar series events held in the first quarter of 2008 as compared to the same period of 2007. We expect our gross profit to fluctuate from period to period depending on the relative contribution of online, events and print revenue to our total revenue.

Operating Expenses and Other

	Three Months Ended March 31,
			Increase	Percent
	2008	2007	(Decrease)	Change
	(As Restated)
	(Unaudited)
	($ in thousands)
Operating expenses:
Selling and marketing	$8,444	$6,152	$2,292	37%
Product development	2,762	1,748	1,014	58
General and administrative	3,795	2,610	1,185	45
Depreciation	724	330	394	119
Amortization of intangible assets	1,480	759	721	95
Total operating expenses	$17,205	$11,599	$5,606	48%

Interest income (expense), net	$418	$(67)	$485	*
(Benefit from) provision for income taxes	$(630)	$85	$(715)	*

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

Provision for Income Taxes.  Our effective tax rate was 59% for the three months ended March 31, 2008 and 53% for the three months ended March 31, 2007.  The benefit from income taxes for the three months ended March 31, 2008 includes a discrete tax benefit of $129,000 related to disqualifying dispositions of incentive stock options.  Our effective tax rate excluding the discrete tax benefit of $129,000 was 47% for the three months ended March 31, 2008.

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

Accounts Receivable, Net

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our service delivery and billing activity, cash collections, and changes to our allowance for doubtful accounts. We use days' sales outstanding, or DSO, calculated on a monthly basis, as a measurement of the quality and status of our receivables. We define DSO as average accounts receivable divided by total revenue for the applicable period, multiplied by the number of days in the applicable period.  DSO was 66 days at March 31, 2008 and 57 days December 31, 2007.

Operating Activities

	Three Months Ended March 31,
	2008	2007
	(As Restated)
	(Unaudited)
	($ in thousands)

Net cash provided by operating activities	$388	$2,213
Net cash used in investing activities (1)	$(467)	$(1,910)
Net cash provided by (used in) financing activities	$432	$(629)

 (1)           Cash used in investing activities shown net of investment activity of $27.3 million for the three months ended March 31, 2008.

Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, the provision for bad debt, stock-based compensation, deferred income taxes, and the effect of changes in working capital and other activities.  Cash provided by operating activities in the three months ended March 31, 2008 was $388,000 and consisted of $436,000 of net loss, $2.2 million of depreciation and amortization and $2.3 million of stock-based compensation, offset by $3.6 million used in working capital and other activities.

Cash provided by operating activities in the three months ended March 31, 2007 was $2.2 million and consisted of $75,000 of net income, $1.1 million of depreciation and amortization and $1.1 million of stock-based compensation, partly offset by $275,000 used in working capital and other activities.

Investing Activities

Cash used in investing activities primarily consists of purchases of property and equipment and acquisitions of businesses.  Cash used in investing activities in the three months ended March 31, 2008, net of investment activity, was $467,000 and consisted of $417,000 for the purchase of property and equipment and $50,000 for the purchase of certain website domain names.  Cash used in investing activities in the three months ended March 31, 2007 was $1.9 million and consisted of $1.0 million for the acquisition of Ajaxian in February 2007 and $897,000 for the purchase of property and equipment.

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

Capital Expenditures

We have made capital expenditures primarily for computer equipment and related software needed to host our websites, internal-use software development costs, as well as for leasehold improvements and other general purposes to support our growth.  Our capital expenditures totaled $417,000 and $897,000 for the three months ended March 31, 2008 and 2007, respectively.  We expect to spend approximately $2.4 million in capital expenditures in the remaining nine months of 2008, primarily for website development costs, computer equipment and related software, and internal-use software development costs. We are not currently party to any purchase contracts related to future capital expenditures.

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

Recent Accounting Pronouncements

See Note 3 of “Notes to Consolidated Financial Statements” for recent accounting pronouncements that could have an effect on us.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2008, and due to the material weaknesses in our internal control over financial reporting described in our accompanying Management's Report on Internal Control over Financial Reporting, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act, as a process designed by, or under the supervision of, a company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal controls over financial reporting as of March 31, 2008. In connection with this assessment, we identified the following material weaknesses in internal control over financial reporting as of March 31, 2008. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Because of the material weaknesses described below, management believes that, as of March 31, 2008, our internal control over financial reporting was not effective based on this criteria.

Accounting for Certain Complex Online Service Revenue Transactions.  As a result of further review of the Company’s business processes pertaining to its online service revenue offerings and the related application of accounting policies and procedures to these business processes, management identified material weaknesses in internal control over financial reporting related to the misapplication of generally accepted accounting principles on revenue arrangements involving certain online service offerings as well as our assessment of verifiable objective evidence of fair value for elements included in multiple element advertising campaigns.   This misapplication of generally accepted accounting principles led to the necessary restatement of previously issued financial statements and other financial information.

Management identified the following material weaknesses surrounding the Company’s internal controls over its accounting for certain complex service revenue transactions:

1.	Inadequate and ineffective controls over the accounting for certain complex service revenue recognition transactions.

The Company did not have effective design or operational controls over the accounting for certain online service revenue transactions, specifically; the Company’s ability to apply generally accepted accounting principles as they relate to the recognition of revenue on transactions that include duration-based services and multiple element advertising campaigns. This material weakness resulted in the misstatement of revenue for certain service offerings and multiple element campaigns, which required previously reported consolidated financial statements to be restated.

2.	Inadequate and ineffective controls over adequacy of staffing of accounting group.

The Company’s controls related to ensuring the adequacy of staffing of its accounting and finance department were inadequate and ineffective.  This material weakness resulted in the misstatement of revenue for certain service offerings and multiple element campaigns, which required previously reported consolidated financial statements to be restated.

3.	Insufficient and ineffective review and supervision by management of the policies and procedures underlying certain complex service revenue transactions.

Management’s monitoring and review controls over the Company’s underlying accounting policies and procedures as well as the business process controls surrounding certain complex online service revenue transactions were inadequate and ineffective. This material weakness resulted in the misstatement of revenue for certain service offerings and multiple element campaigns, which required previously reported consolidated financial statements to be restated.

4.	Inadequate and ineffective detective controls to ensure timely and proper identification and correction of errors.

Management’s oversight and related detective controls to ensure timely and proper identification and correction of errors for arrangements involving certain complex online service revenue transactions were inadequate and ineffective. This material weakness resulted in the misstatement of revenue for certain service offerings and multiple element campaigns, which required previously reported consolidated financial statements to be restated.

5.	Inadequate and ineffective accounting and reporting system for processing and reporting of certain complex service revenue transactions.

The Company’s current accounting and financial reporting system and related internal controls is inadequate to carry out the volume and level of complexities associated with the Company’s online service revenue transactions. This material weakness resulted in the misstatement of revenue for certain service offerings and multiple element campaigns, which required previously reported consolidated financial statements to be restated.

As a result of these material weaknesses, we determined that it was necessary to restate our consolidated financial statements for the three months ended March 31, 2008 and that the consolidated financial statements for this period should no longer be relied upon.  As discussed in Note 2 of the consolidated financial statements, the aforementioned errors resulted in changes in revenues, deferred revenue and income taxes for the aforementioned periods.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than those material weaknesses described above.

Remediation Plans

Management has identified the following measures to strengthen our internal control over financial reporting and to address the material weaknesses described above. We began implementing certain of these measures prior to the filing of this Form 10-Q/A but changes made to our internal controls have not yet been in place for a sufficient time to have had a significant effect.  Management expects to continue to develop remediation plans and implement additional changes to our internal control over financial reporting during fiscal 2009 and possibly into fiscal 2010, described in detail hereafter.

 In order to improve controls over the accounting for certain complex service revenue transactions, we intend to:

•
Assess the expertise of our staff responsible for revenue recognition and address any identified deficiencies in order to enhance and augment the depth of knowledge of our staff and reduce the risk of future accounting errors and financial statement misstatements.

•
Utilize specialized third party consultants to assist us in monitoring and ensuring the propriety of our revenue recognition policies, procedures, and activities on a quarterly basis, beginning with the quarter ending March 31, 2009.

•	Communicate revised revenue recognition policies and procedures to appropriate accounting staff, and train them on their usage and application.
•
Ensure that accounting group management is heavily involved in oversight and monitoring of the recording and reporting of complex service revenue recognition transactions during current and future reporting periods.

•	Review the controls over revenue recognition to ensure procedures exist to properly account for any changes in operations.

In order to improve controls over ensuring the adequacy of staffing of the accounting group, we intend to:

•	Assess the depth and expertise of our staff responsible for revenue recognition and address any identified deficiencies.
•	Work with our Human Resources department in aggressively identifying and recruiting future capable technical accounting staff candidates.
•
Utilize specialized third party consultants to assist us in monitoring and ensuring the propriety of our revenue recognition policies, procedures, and activities on a quarterly basis, beginning with the quarter ending March 31, 2009.

In order improve controls to ensure an adequate level of review and supervision by management exists with respect to the underlying accounting policies and procedures underlying certain complex service revenue transactions, we intend to:

•
Ensure that accounting group management is routinely reviewing and monitoring the application of and any changes to the accounting policies and procedures underlying complex service revenue recognition transactions during future reporting periods.

•	Ensure the proper evidence of this review is consistently documented during future reporting periods.

In order to ensure the improvement of the effectiveness of detective controls in identifying and correcting errors, we intend to:

•
Ensure that accounting group management is heavily involved in oversight and monitoring of the recording and reporting of complex service revenue recognition transactions during future reporting periods.

•
Utilize specialized third party consultants to assist us in monitoring and ensuring the propriety of our revenue recognition policies, procedures, and activities on a quarterly basis, beginning with the quarter ending March 31, 2009.

•	Consider implementation of additional automation, trending analyses, and management reporting to highlight potential future revenue recognition issues.

In order to ensure the Company’s accounting and reporting systems are adequate to carry out the level and complexities associated with our service revenue transactions, we intend to:

•	Utilize specialized third party consultants to assist us in assessing the limitations of our current system environment.
•	Implement an enhanced revenue software application to improve our current financial reporting system.
•	Update internal processes and procedures to improve the controls over the start date and end date of our service offerings.

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

Item 1A.   Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q/A, you should carefully consider the factors discussed under the heading, “Risk Factors” in our Annual Report filed on Form 10-K for the year ended December 31, 2007. These are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q/A. Because of these factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. These risks are not the only ones facing us.
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

We may fail to identify or successfully acquire and integrate businesses, products and technologies that would otherwise enhance our service offerings to our customers and users, and as a result our revenues may decline or fail to grow.

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
• potential failure to achieve additional sales and enhance our customer bases through cross marketing of the combined company’s services to new and existing customers;
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

Our success and ability to compete are dependent in part on the strength of our proprietary rights, on the goodwill associated with our trademarks, trade names and service marks, and on our ability to use U.S. and foreign laws to protect them. Our intellectual property includes, among other things, our original content, our editorial features, logos, brands, domain names, the technology that we use to deliver our services, the various databases of information that we maintain and make available by license, and the appearance of our websites. We claim common law protection on certain names and marks that we have used in connection with our business activities. Although we have applied for and obtained registration of many of our marks in countries outside of the United States where we do business, we have not been able to obtain registration of all of our key marks in such jurisdictions, in some cases due to prior registration or use by third parties employing similar marks. In addition to U.S. and foreign laws, we rely on confidentiality agreements with our employees and third parties and protective contractual provisions to safeguard our intellectual property. Policing our intellectual property rights worldwide is a difficult task, and we may not be able to identify infringing users.  We cannot be certain that third party licensees of our content will always take actions to protect the value of our proprietary rights and reputation. Intellectual property laws and our agreements may not be sufficient to prevent others from copying or otherwise obtaining and using our content or technologies. In addition, others may develop non-infringing technologies that are similar or superior to ours. In seeking to protect our marks, copyrights, domain names and other proprietary rights, or in defending ourselves against claims of infringement that may be with or without merit, we could face costly litigation and the diversion of our management’s attention and resources. These claims could result in the need to develop alternative trademarks, content or technology or to enter into costly royalty or licensing agreements, which could have a material adverse effect on our business, results of operations and financial condition. We may not have, in all cases, conducted formal evaluations to confirm that our technology and services do not or will not infringe upon the intellectual property rights of third parties. As a result, we cannot be certain that our technology, offerings, services or online content do not or will not infringe upon the intellectual property rights of third parties. If we were found to have infringed on a third party’s intellectual property rights, the value of our brands and our business reputation could be impaired, and our business could suffer.

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

Due to the nature of content published on our online network, including content placed on our online network by third parties, and as a creator and distributor of original content and research, we face potential liability based on a variety of theories, including defamation, negligence, copyright or trademark infringement, or other legal theories based on the nature, creation or distribution of this information. Such claims may also include, among others, claims that by providing hypertext links to websites operated by third parties, we are liable for wrongful actions by those third parties through these websites. Similar claims have been brought, and sometimes successfully asserted, against online services. It is also possible that our users could make claims against us for losses incurred in reliance on information provided on our networks. In addition, we could be exposed to liability in connection with material posted to our Internet sites by third parties. For example, many of our sites offer users an opportunity to post unmoderated comments and opinions. Some of this user-generated content may infringe on third party intellectual property rights or privacy rights or may otherwise be subject to challenge under copyright laws. Such claims, whether brought in the United States or abroad, could divert management time and attention away from our business and result in significant cost to investigate and defend, regardless of the merit of these claims. In addition, if we become subject to these types of claims and are not successful in our defense, we may be forced to pay substantial damages. Our insurance may not adequately protect us against these claims. The filing of these claims may also damage our reputation as a high quality provider of unbiased, timely analysis and result in client cancellations or overall decreased demand for our services.

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

Our directors, executive officers and their affiliated entities beneficially own approximately 71% percent of our outstanding common stock. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the election of directors, the amendment of our certificate of incorporation and bylaws and the approval of mergers or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by other stockholders.

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

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

None.

Item 6.    Exhibits

(a)    Exhibits

31.1 Certification of Greg Strakosch, Chief Executive Officer of TechTarget, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, dated July 16, 2009.

31.2 Certification of Eric Sockol, Chief Financial Officer and Treasurer of TechTarget, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, dated July 16, 2009.

32.1  Certifications of Greg Strakosch, Chief Executive Officer of TechTarget, Inc. and Eric Sockol, Chief Financial Officer and Treasurer of TechTarget, Inc., pursuant to 18 U.S.C. Section 1350, dated July 16, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECHTARGET, INC (Registrant)

Date: July 16, 2009	By:	/s/ GREG STRAKOSCH
Greg Strakosch, Chief Executive Officer (Principal Executive Officer)

Date: July 16, 2009	By:	/s/ ERIC SOCKOL
Eric Sockol, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)