Form 10-Q/A
period 2009-07-16
TechTarget Inc
filed 2009-07-16
CIK 1293282

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

EXPLANATORY NOTE

Pursuant to Rule 12b-15 of the Rules and Regulations under the Securities Exchange Act of 1934, this Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q of TechTarget, Inc. (the "Company") for the quarter ended June 30, 2008 is being filed to amend and restate our financial statements as of and for the three and six months ended June 30, 2008.  The restatement is to correct errors in the amounts of our revenues, deferred revenues, and provision for income taxes.  The restatement for the error resulted in a decrease to revenues of $1,765,000 and $1,801,000 for the three months ended June 30, 2008 and 2007, respectively, and $2,372,000 and $2,294,000 for the six months ended June 30, 2008 and 2007, respectively.  The provision for income taxes decreased by $1,085,000 and $541,000 for the three months ended June 30, 2008 and 2007, respectively, and $1,368,000 and $792,000 for the six months ended June 30, 2008 and 2007, respectively. Net income decreased by $680,000 and $1,260,000 for the three months ended June 30, 2008 and 2007, respectively, and $1,004,000 and $1,502,000 for the six months ended June 30, 2008 and 2007, respectively. This Amendment No. 1 amends Part I, Items 1 and 2, and Part II, Item 6 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.  This Amendment No. 1 continues to reflect circumstances as of the date of the original filing of the Quarterly Report on Form 10-Q, and the Company has not updated the disclosures contained therein to reflect events that occurred at a later date, except for the items relating to the restatement, as further described in Note 2 to the consolidated financial statements.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
TECHTARGET, INC.
Consolidated Balance Sheets
 (In thousands, except share and per share data)

	June 30, 2008	December 31, 2007
	(As Restated)
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$49,369	$10,693
Short-term investments	18,348	51,308
Accounts receivable, net of allowance for doubtful accounts of $554 and $424 as of June 30, 2008 (unaudited) and December 31, 2007 (unaudited), respectively	17,131	15,198
Prepaid expenses and other current assets	6,756	2,261
Deferred tax assets	3,895	5,250
Total current assets	95,499	84,710

Property and equipment, net	3,780	4,401
Goodwill	88,326	88,326
Intangible assets, net of accumulated amortization	19,177	21,939
Deferred tax assets	3,747	2,910
Other assets	198	203
Total Assets	$210,727	$202,489

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of bank term loan payable	$3,000	$3,000
Accounts payable	4,158	2,919
Income taxes payable	-	1,330
Accrued expenses and other current liabilities	1,803	2,473
Accrued compensation expenses	688	2,600
Deferred revenue	13,430	9,378
Total current liabilities	23,079	21,700

Long-term liabilities:
Other liabilities	392	455
Bank term loan payable, net of current portion	1,500	3,000
Total liabilities	24,971	25,155

Commitments (Note 10)	-	-

Stockholders' equity:
Preferred stock, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 41,524,852 and 41,081,616 shares issued and outstanding at June 30, 2008 (unaudited) and December 31, 2007 (unaudited), respectively	42	41
Additional paid-in capital	217,577	209,773
Warrants	3	13
Accumulated other comprehensive loss	(91)	(102)
Accumulated deficit	(31,775)	(32,391)
Total stockholders' equity	185,756	177,334

Total Liabilities and Stockholders' Equity	$210,727	$202,489

See accompanying notes.

TECHTARGET, INC.
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(As Restated)
	(Unaudited)
Revenues:
Online	$19,071	$14,584	$37,281	$27,868
Events	7,262	6,350	11,247	9,289
Print	1,282	1,869	2,350	3,498
Total revenues	27,615	22,803	50,878	40,655

Cost of revenues:
Online (1)	5,481	3,900	10,650	7,425
Events (1)	2,923	2,410	4,750	3,782
Print (1)	632	999	1,178	2,128
Total cost of revenues	9,036	7,309	16,578	13,335

Gross profit	18,579	15,494	34,300	27,320

Operating expenses:
Selling and marketing (1)	8,885	6,388	17,329	12,540
Product development (1)	2,890	1,596	5,652	3,344
General and administrative (1)	3,459	2,943	7,254	5,553
Depreciation	581	364	1,305	694
Amortization of intangible assets	1,332	1,041	2,812	1,800
Total operating expenses	17,147	12,332	34,352	23,931

Operating income (loss)	1,432	3,162	(52)	3,389

Interest income (expense):
Interest income	368	655	900	1,015
Interest expense	(100)	(278)	(214)	(705)
Total interest income	268	377	686	310

Income before provision for income taxes	1,700	3,539	634	3,699

Provision for income taxes	648	1,551	18	1,636

Net income	$1,052	$1,988	$616	$2,063

Net income (loss) per common share:
Basic	$0.03	$0.03	$0.01	$(0.12)
Diluted	$0.02	$0.02	$0.01	$(0.12)

Weighted average common shares outstanding:
Basic	41,375,997	24,295,344	41,267,207	16,246,313
Diluted	43,598,364	27,243,822	43,531,804	16,246,313

(1) Amounts include stock-based compensation expense as follows:
Cost of online revenue	$39	$70	$137	$140
Cost of events revenue	25	11	47	23
Cost of print revenue	4	10	4	19
Selling and marketing	1,347	588	2,739	1,124
Product development	140	73	280	146
General and administrative	858	446	1,459	817

See accompanying notes.

TECHTARGET, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2008	2007
	(As Restated)
	(Unaudited)
Operating Activities:
Net income	$616	$2,063
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,117	2,494
Provision for bad debt	149	61
Stock-based compensation expense	4,666	2,269
Non-cash interest expense	-	310
Deferred tax benefit	519	(875)
Excess tax benefit - stock options	(999)	(2,295)
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	(2,082)	(1,325)
Prepaid expenses and other current assets	(3,452)	(922)
Other assets	2	783
Accounts payable	1,241	541
Income taxes payable	(1,330)	(1,854)
Accrued expenses and other current liabilities	(669)	(580)
Accrued compensation expenses	(1,912)	(1,012)
Deferred revenue	4,051	5,367
Other liabilities	(51)	(74)
Net cash provided by operating activities	4,866	4,951

Investing activities:
Purchases of property and equipment, and other assets	(684)	(1,689)
Purchases of short-term investments	(35,721)	(126,100)
Proceeds from sales and maturities of short-term investments	68,682	55,790
Acquisition of assets	(50)	(1,013)
Acquisition of businesses, net of cash acquired	-	(15,015)
Net cash provided by (used in) investing activities	32,227	(88,027)

Financing activities:
Proceeds from revolving credit facility	-	12,000
Payments made on revolving credit facility	-	(12,000)
Payments on bank term loan payable	(1,500)	(1,500)
Proceeds from initial public offering, net of stock issuance costs	-	83,161
Excess tax benefit - stock options	999	2,295
Proceeds from exercise of warrants and stock options	2,084	773
Net cash provided by financing activities	1,583	84,729

Net increase in cash and cash equivalents	38,676	1,653
Cash and cash equivalents at beginning of period	10,693	30,830

Cash and cash equivalents at end of period	$49,369	$32,483

Supplemental disclosure of cash flow information:
Cash paid for interest	$185	$361
Cash paid for taxes	$2,151	$3,736

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

The Company has restated its financial statements as of and for the three and six months ended June 30, 2008 and 2007 in accordance with SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.

Adjustments to Consolidated Balance Sheets

The following is a summary of the adjustments to the Company’s previously issued unaudited consolidated balance sheets as of June 30, 2008 and December 31, 2007 (in thousands, except share information).

	June 30, 2008
	As Originally Reported	Adjustments	As restated
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$49,369	$-	$49,369
Short-term investments	18,348	-	18,348
Accounts receivable, net of allowance for doubtful accounts	17,131	-	17,131
Prepaid expenses and other current assets	4,837	1,919	6,756
Deferred tax assets	2,743	1,152	3,895
Total current assets	92,428	3,071	95,499

Property and equipment, net	3,780	-	3,780
Goodwill	88,326	-	88,326
Intangible assets, net of accumulated amortization	19,177	-	19,177
Deferred tax assets	3,354	393	3,747
Other assets	198	-	198
Total Assets	$207,263	$3,464	$210,727

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of bank term loan payable	$3,000	$-	$3,000
Accounts payable	4,158	-	4,158
Income taxes payable	208	(208)	-
Accrued expenses and other current liabilities	1,803	-	1,803
Accrued compensation expenses	688	-	688
Deferred revenue	5,440	7,990	13,430
Total current liabilities	15,297	7,782	23,079

Long-term liabilities:
Other liabilities	392	-	392
Bank term loan payable, net of current portion	1,500	-	1,500
Total liabilities	17,189	7,782	24,971

Commitments (Note 10)	-	-	-

Stockholders' equity:
Preferred stock	-	-	-
Common stock, $0.001 par value per share	42	-	42
Additional paid-in capital	217,577	-	217,577
Warrants	3	-	3
Accumulated other comprehensive loss	(91)	-	(91)
Accumulated deficit	(27,457)	(4,318)	(31,775)
Total stockholders' equity	190,074	(4,318)	185,756

Total Liabilities and Stockholders' Equity	$207,263	$3,464	$210,727

	December 31, 2007
	As Previously Reported	Adjustments	As Restated
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$10,693	$-	$10,693
Short-term investments	51,308	-	51,308
Accounts receivable, net of allowance for doubtful accounts	15,198	-	15,198
Prepaid expenses and other current assets	1,962	299	2,261
Deferred tax assets	2,947	2,303	5,250
Total current assets	82,108	2,602	84,710

Property and equipment, net	4,401	-	4,401
Goodwill	88,326	-	88,326
Intangible assets, net of accumulated amortization	21,939	-	21,939
Deferred tax assets	2,910	-	2,910
Other assets	203	-	203

Total Assets	$199,887	$2,602	$202,489

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of bank term loan payable	$3,000	$-	$3,000
Accounts payable	2,919	-	2,919
Income taxes payable	1,031	299	1,330
Accrued expenses and other current liabilities	2,473	-	2,473
Accrued compensation expenses	2,600	-	2,600
Deferred revenue	3,761	5,617	9,378
Total current liabilities	15,784	5,916	21,700

Long-term liabilities:
Other liabilities	455	-	455
Bank term loan payable, net of current portion	3,000	-	3,000
Total liabilities	19,239	5,916	25,155

Commitments (Note 11)	-	-	-

Stockholders' equity:
Preferred stock	-	-	-
Common stock, $0.001 par value per share	41	-	41
Additional paid-in capital	209,773	-	209,773
Warrants	13	-	13
Accumulated other comprehensive loss	(102)	-	(102)
Accumulated deficit	(29,077)	(3,314)	(32,391)
Total stockholders' equity	180,648	(3,314)	177,334

Total Liabilities and Stockholders' Equity	$199,887	$2,602	$202,489

Adjustments to Consolidated Statements of Operations

The following is a summary of the adjustments to the Company’s previously issued unaudited consolidated statements of operations for the three and six months ended June 30, 2008 and 2007 (in thousands, except share and per share information).

	Three Months Ended June 30, 2008			Six Months Ended June 30, 2008
	As Originally Reported	Adjustments	As Restated	As Originally Reported	Adjustments	As Restated
	(Unaudited)
Revenues:
Online	$20,844	$(1,773)	$19,071	$39,707	$(2,426)	$37,281
Events	7,262	-	7,262	11,247	-	11,247
Print	1,274	8	1,282	2,296	54	2,350
Total revenues	29,380	(1,765)	27,615	53,250	(2,372)	50,878

Cost of revenues:
Online	5,481	-	5,481	10,650	-	10,650
Events	2,923	-	2,923	4,750	-	4,750
Print	632	-	632	1,178	-	1,178
Total cost of revenues	9,036	-	9,036	16,578	-	16,578

Gross profit	20,344	(1,765)	18,579	36,672	(2,372)	34,300

Operating expenses:
Selling and marketing	8,885	-	8,885	17,329	-	17,329
Product development	2,890	-	2,890	5,652	-	5,652
General and administrative	3,459	-	3,459	7,254	-	7,254
Depreciation	581	-	581	1,305	-	1,305
Amortization of intangible assets	1,332	-	1,332	2,812	-	2,812
Total operating expenses	17,147	-	17,147	34,352	-	34,352

Operating income (loss)	3,197	(1,765)	1,432	2,320	(2,372)	(52)

Interest income (expense):
Interest income	368	-	368	900	-	900
Interest expense	(100)	-	(100)	(214)	-	(214)
Total interest income	268	-	268	686	-	686

Income before provision for income taxes	3,465	(1,765)	1,700	3,006	(2,372)	634

Provision for income taxes	1,733	(1,085)	648	1,386	(1,368)	18

Net income	$1,732	$(680)	$1,052	$1,620	$(1,004)	$616

Net income per common share:
Basic	$0.04	$(0.01)	$0.03	$0.04	$(0.03)	$0.01
Diluted	$0.04	$(0.02)	$0.02	$0.04	$(0.03)	$0.01

Weighted average common shares outstanding:
Basic	41,375,997	-	41,375,997	41,267,207	-	41,267,207
Diluted	43,598,364	-	43,598,364	43,531,804	-	43,531,804

	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
	As Originally Reported	Adjustments	As Restated	As Originally Reported	Adjustments	As Restated
	(Unaudited)
Revenues:
Online	$16,330	$(1,746)	$14,584	$30,039	$(2,171)	$27,868
Events	6,350	-	6,350	9,289	-	9,289
Print	1,924	(55)	1,869	3,621	(123)	3,498
Total revenues	24,604	(1,801)	22,803	42,949	(2,294)	40,655

Cost of revenues:
Online	3,900	-	3,900	7,425	-	7,425
Events	2,410	-	2,410	3,782	-	3,782
Print	999	-	999	2,128	-	2,128
Total cost of revenues	7,309	-	7,309	13,335	-	13,335

Gross profit	17,295	(1,801)	15,494	29,614	(2,294)	27,320

Operating expenses:
Selling and marketing	6,388	-	6,388	12,540	-	12,540
Product development	1,596	-	1,596	3,344	-	3,344
General and administrative	2,943	-	2,943	5,553	-	5,553
Depreciation	364	-	364	694	-	694
Amortization of intangible assets	1,041	-	1,041	1,800	-	1,800
Total operating expenses	12,332	-	12,332	23,931	-	23,931

Operating income	4,963	(1,801)	3,162	5,683	(2,294)	3,389

Interest income (expense):
Interest income	655	-	655	1,015	-	1,015
Interest expense	(278)	-	(278)	(705)	-	(705)
Total interest income	377	-	377	310	-	310

Income before provision for income taxes	5,340	(1,801)	3,539	5,993	(2,294)	3,699

Provision for income taxes	2,092	(541)	1,551	2,428	(792)	1,636

Net income	$3,248	$(1,260)	$1,988	$3,565	$(1,502)	$2,063

Net income (loss) per common share:
Basic	$0.07	$(0.04)	$0.03	$(0.02)	$(0.10)	$(0.12)
Diluted	$0.06	$(0.04)	$0.02	$(0.02)	$(0.10)	$(0.12)

Weighted average common shares outstanding:
Basic	24,295,344	-	24,295,344	16,246,313	-	16,246,313
Diluted	27,243,822	-	27,243,822	16,246,313	-	16,246,313

Adjustments to Consolidated Statements of Cash Flow

The following is a summary of the adjustments to the Company’s previously issued unaudited consolidated statement of cash flows for the six months ended June 30, 2008 and 2007 (in thousands).

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
	As Originally Reported	Adjustments	As Restated	As Originally Reported	Adjustments	As Restated
	(Unaudited)
Operating Activities:
Net income	$1,620	$(1,004)	$616	$3,565	$(1,502)	$2,063
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,117	-	4,117	2,494	-	2,494
Provision for bad debt	149	-	149	61	-	61
Stock-based compensation expense	4,666	-	4,666	2,269	-	2,269
Non-cash interest expense	-	-	-	310	-	310
Deferred tax benefit	(240)	759	519	(131)	(744)	(875)
Excess tax benefit - stock options	(999)	-	(999)	(2,295)	-	(2,295)
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	(2,082)	-	(2,082)	(1,325)	-	(1,325)
Prepaid expenses and other current assets	(1,833)	(1,619)	(3,452)	(873)	(49)	(922)
Other assets	2	-	2	783	-	783
Accounts payable	1,241	-	1,241	541	-	541
Income taxes payable	(822)	(508)	(1,330)	(1,854)	-	(1,854)
Accrued expenses and other current liabilities	(669)	-	(669)	(580)	-	(580)
Accrued compensation expenses	(1,912)	-	(1,912)	(1,012)	-	(1,012)
Deferred revenue	1,679	2,372	4,051	3,072	2,295	5,367
Other liabilities	(51)	-	(51)	(74)	-	(74)
Net cash provided by operating activities	4,866	-	4,866	4,951	-	4,951

Investing activities:
Purchases of property and equipment, and other assets	(684)	-	(684)	(1,689)	-	(1,689)
Purchases of short-term investments	(35,721)	-	(35,721)	(126,100)	-	(126,100)
Proceeds from sales and maturities of short-term investments	68,682	-	68,682	55,790	-	55,790
Acquisition of assets	(50)	-	(50)	(1,013)	-	(1,013)
Acquisition of businesses, net of cash acquired	-	-	-	(15,015)	-	(15,015)
Net cash provided by (used in) investing activities	32,227	-	32,227	(88,027)	-	(88,027)

Financing activities:
Proceeds from revolving credit facility	-	-	-	12,000	-	12,000
Payments made on revolving credit facility	-	-	-	(12,000)	-	(12,000)
Payments on bank term loan payable	(1,500)	-	(1,500)	(1,500)	-	(1,500)
Proceeds from initial public offering, net of stock issuance costs	-	-	-	83,161	-	83,161
Excess tax benefit - stock options	999	-	999	2,295	-	2,295
Proceeds from exercise of warrants and stock options	2,084	-	2,084	773	-	773
Net cash provided by financing activities	1,583	-	1,583	84,729	-	84,729

Net increase in cash and cash equivalents	38,676	-	38,676	1,653	-	1,653
Cash and cash equivalents at beginning of period	10,693		10,693	30,830	-	30,830

Cash and cash equivalents at end of period	$49,369		$49,369	$32,483	$-	$32,483

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

The Company offers customers the ability to purchase integrated ROI program offerings, which can include any of its online media offerings packaged together to address the particular customer's specific advertising requirements. As part of these offerings, the Company will guarantee a minimum number of qualified sales leads to be delivered over the course of the advertising campaign.  Scheduled end dates of advertising campaigns are sometimes extended to satisfy lead guarantees or fulfill all elements of the advertising campaign based on delayed receipt of advertising media collateral from the customer. The Company estimates the revenue reserve necessary to properly defer revenue recognition for extended advertising campaigns. These estimates are based on the Company's experience in managing and fulfilling these integrated ROI program offerings. Typically, shortfalls in fulfilling lead guarantees before the scheduled completion date of an advertising campaign are satisfied within an average of 40 days of such scheduled completion date. These integrated ROI program offerings represented approximately 45% and 36% of online revenues, and 31% and 23% of total revenues for the three months ended June 30, 2008 and 2007, respectively, and approximately 40% and 33% of online revenues, and 29% and 22% of total revenues for the six months ended June 30, 2008 and 2007, respectively.

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

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
	(As Restated)
	(Unaudited)

Total revenues	$27,771	$49,453

Net income (loss)	$1,148	$(313)

Net loss per common share:
Basic and diluted	$(0.01)	$(0.26)

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

The Company expects amortization expense of intangible assets to be as follows:

Amortization
Years Ending December 31:	Expense
2008 (July 1st - December 31st)	$2,470
2009	4,565
2010	4,052
2011	3,083
2012	2,387
Thereafter	2,620
$19,177

8. Net Income (Loss) Per Common Share

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per common share is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
	(As Restated)
	(Unaudited)
Numerator:
Net income	$1,052	$1,988	$616	$2,063
Allocation of net income:
Accretion of preferred stock dividends	-	1,336	-	3,948
Undistributed net income allocated to preferred stockholders	-	-	-	-
Net income applicable to preferred stockholders	-	1,336	-	3,948

Net income (loss) applicable to common stockholders	$1,052	$652	$616	$(1,885)

Denominator:
Basic:
Weighted average shares of common stock outstanding	41,375,997	24,295,344	41,267,207	16,246,313

Diluted:
Weighted average shares of common stock outstanding	41,375,997	24,295,344	41,267,207	16,246,313
Effect of potentially dilutive shares (1)	2,222,367	2,948,478	2,264,597	-
Total weighted average shares of common stock outstanding	43,598,364	27,243,822	43,531,804	16,246,313

Calculation of Net Income (Loss) Per Common Share:
Basic:
Net income (loss) applicable to common stockholders	$1,052	$652	$616	$(1,885)
Weighted average shares of stock outstanding	41,375,997	24,295,344	41,267,207	16,246,313
Net income (loss) per common share	$0.03	$0.03	$0.01	$(0.12)

Diluted:
Net income (loss) applicable to common stockholders	$1,052	$652	$616	$(1,885)
Weighted average shares of stock outstanding	43,598,364	27,243,822	43,531,804	16,246,313
Net income (loss) per common share	$0.02	$0.02	$0.01	$(0.12)

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
	(As Restated)
	(Unaudited)

Net income	$1,052	$1,988	$616	$2,063
Other comprehensive income:
Change in fair value of cash flow hedge	65	39	11	33

Total comprehensive income	$1,117	$2,027	$627	$2,096

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

The Company's effective tax rate was 3% for the six months ended June 30, 2008.  The provision for income taxes for the six months ended June 30, 2008 includes a discrete tax benefit of $336 related to disqualifying dispositions of incentive stock options.  The Company's effective tax rate excluding the discrete tax benefit of $336 was 56% for the six months ended June 30, 2008.

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

Geographic Data

Net sales to unaffiliated customers by geographic area were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(As Restated)
	(Unaudited)

United States and Canada	$26,826	$22,256	$49,356	$39,762
International	789	547	1,522	893
Total	$27,615	$22,803	$50,878	$40,655

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

Online.  The majority of our revenue is derived from the delivery of our online offerings from our media groups.  Online revenue represented approximately 69% and 64% of total revenues for the three months ended June 30, 2008 and 2007, respectively, and approximately 73% and 68% of total revenues for the six months ended June 30, 2008 and 2007, respectively. We expect the majority of our revenues to be derived through the delivery of online offerings for the foreseeable future. As a result of our customers' advertising objectives and preferences, the specific allocation of online advertising offerings sold and delivered by us, on a period by period basis, can fluctuate.

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

Events.  Events revenue represented approximately 26% and 28% of total revenues for the three months ended June 30, 2008 and 2007, respectively, and approximately 22% and 23% of total revenues for the six months ended June 30, 2008 and 2007, respectively. Most of our media groups operate revenue generating events. The majority of our events are free to IT professionals and are sponsored by IT vendors. Attendees are pre-screened based on event-specific criteria such as sector-specific budget size, company size, or job title. We offer three types of events: multi-day conferences, single-day seminars and custom events. Multi-day conferences provide independent expert content for our attendees and allow vendors to purchase exhibit space and other sponsorship offerings that enable interaction with the attendees. We also hold single-day seminars on various topics in major cities. These seminars provide independent content on key sub-topics in the sectors we serve, are free to qualified attendees, and offer multiple vendors the ability to interact with specific, targeted audiences actively focused on buying decisions. Our custom events differ from our conferences and seminars in that they are exclusively sponsored by a single IT vendor, and the content is driven primarily by the sole sponsor.

Print.  Print revenue represented approximately 5% and 8% of total revenues for the three months ended June 30, 2008 and 2007, respectively, and approximately 5% and 9% of total revenues for the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, we publish monthly two controlled-circulation magazines that are free to subscribers and generate revenue solely based on advertising fees. The highly targeted magazines we publish are: Storage magazine (Storage Media Group), which we began publishing in 2002; and Information Security magazine (Security Media Group), which we began publishing in 2003.  Our magazines provide readers with strategic guidance on important enterprise-level technology decisions. We expect print revenue to decrease as a percentage of total revenue in the foreseeable future.

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

We offer customers the ability to purchase integrated ROI program offerings, which can include any of our online media offerings packaged together to address the particular customer's specific advertising requirements. As part of these offerings, we will guarantee a minimum number of qualified sales leads to be delivered over the course of the advertising campaign.  We sometimes extend the scheduled end date of advertising campaigns to satisfy lead guarantees or to fulfill all elements of the campaign based on delayed receipt of advertising media collateral from the customer. We estimate the revenue reserve necessary to properly defer revenue recognition for extended advertising campaigns. These estimates are based on the Company's experience in managing and fulfilling these integrated ROI program offerings. Typically, shortfalls in fulfilling lead guarantees before the scheduled completion date of an advertising campaign are satisfied within an average of 40 days of such scheduled completion date. These integrated ROI program offerings represented approximately 45% and 36% of online revenues, and 31% and 23% of total revenues for the three months ended June 30, 2008 and 2007, respectively, and approximately 40% and 33% of online revenues, and 29% and 22% of total revenues for the six months ended June 30, 2008 and 2007, respectively.

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
	(As Restated)
	(Unaudited)
	($ in thousands)
Revenues:
Online	$19,071	69%	$14,584	64%	$37,281	73%	$27,868	68%
Events	7,262	26	6,350	28	11,247	22	9,289	23
Print	1,282	5	1,869	8	2,350	5	3,498	9
Total revenues	27,615	100	22,803	100	50,878	100	40,655	100

Cost of revenues:
Online	5,481	20	3,900	17	10,650	21	7,425	18
Events	2,923	11	2,410	11	4,750	10	3,782	10
Print	632	2	999	4	1,178	2	2,128	5
Total cost of revenues	9,036	33	7,309	32	16,578	33	13,335	33

Gross profit	18,579	67	15,494	68	34,300	67	27,320	67

Operating expenses:
Selling and marketing	8,885	32	6,388	28	17,329	34	12,540	31
Product development	2,890	10	1,596	7	5,652	11	3,344	8
General and administrative	3,459	13	2,943	13	7,254	14	5,553	14
Depreciation	581	2	364	2	1,305	3	694	2
Amortization of intangible assets	1,332	5	1,041	4	2,812	6	1,800	4
Total operating expenses	17,147	62	12,332	54	34,352	68	23,931	59

Operating income	1,432	5	3,162	14	(52)	*	3,389	8

Interest income (expense), net	268	1	377	2	686	1	310	1

Income before provision for income taxes	1,700	6	3,539	16	634	1	3,699	9

Provision for income taxes	648	2	1,551	7	18	*	1,636	4

Net income	$1,052	4%	$1,988	9%	$616	1%	$2,063	5%

*  Percentage not meaningful.

Comparison of Three Months Ended June 30, 2008 and 2007

Revenues

	Three Months Ended June 30,
			Increase	Percent
	2008	2007	(Decrease)	Change
	(As Restated)
	(Unaudited)
	($ in thousands)
Revenues:
Online	$19,071	$14,584	$4,487	31%
Events	7,262	6,350	912	14
Print	1,282	1,869	(587)	(31)
Total revenues	$27,615	$22,803	$4,812	21%

Online.  The increase in online revenue was primarily attributable to a $3.0 million increase in revenue from lead generation offerings due principally to an increase in white paper and webcast sales volumes as well as revenues from TechnologyGuide.com, which we acquired in April 2007.  White paper sales volume increased in part due to our acquisition of KnowledgeStorm in November 2007.  The increase also reflects a $1.5 million increase in branding revenue, primarily due to increased banner and newsletter sales volume.

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
	(As Restated)
	(Unaudited)
	($ in thousands)
Cost of revenues:
Online	$5,481	$3,900	$1,581	41%
Events	2,923	2,410	513	21
Print	632	999	(367)	(37)
Total cost of revenues	$9,036	$7,309	$1,727	24%

Gross profit	$18,579	$15,494	$3,085	20%
Gross profit percentage	67%	68%

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

Gross Profit.  Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. The increase in gross profit is primarily attributable to a $2.9 million increase in online gross profit and a $399,000 increase in events gross profit, offset by a $220,000 decrease in print gross profit. Gross margin for the three months ended June 30, 2008 was 67%, as compared to 68% for the same period of 2007. During the second quarter of 2008, labor related costs increased in anticipation of achieving certain revenue expectations, however online revenue was below our internal expectations resulting in a lower gross profit margin.  Since the majority of our costs are labor-related and therefore are fixed in nature, we expect our gross profit to fluctuate from period to period depending on the total revenues for the period as well as the relative contribution of online, events and print revenue to our total revenues.

Operating Expenses and Other

	Three Months Ended June 30,
			Increase	Percent
	2008	2007	(Decrease)	Change
	(As Restated)
	(Unaudited)
	($ in thousands)
Operating expenses:
Selling and marketing	$8,885	$6,388	$2,497	39%
Product development	2,890	1,596	1,294	81
General and administrative	3,459	2,943	516	18
Depreciation	581	364	217	60
Amortization of intangible assets	1,332	1,041	291	28
Total operating expenses	$17,147	$12,332	$4,815	39%

Interest income (expense), net	$268	$377	$(109)	(29%)
Provision for income taxes	$648	$1,551	$(903)	(58%)

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

Provision for Income Taxes.  Our effective tax rate was 38% and 44% for the three months ended June 30, 2008 and 2007, respectively.  The provision for income taxes includes discrete tax benefits of $207,000 and $196,000 for the three months ended June 30, 2008 and 2007, respectively.  Our effective tax rate excluding the discrete tax benefits was 50% and 49% for the three months ended June 30, 2008 and 2007, respectively.  The increase in our effective tax rate excluding the discrete tax benefits is due primarily to an increase in nondeductible stock-based compensation.

Comparison of Six Months Ended June 30, 2008 and 2007

Revenues

	Six Months Ended June 30,
			Increase	Percent
	2008	2007	(Decrease)	Change
	(As Restated)
	(Unaudited)
	($ in thousands)
Revenues:
Online	$37,281	$27,868	$9,413	34%
Events	11,247	9,289	1,958	21
Print	2,350	3,498	(1,148)	(33)
Total revenues	$50,878	$40,655	$10,223	25%

Online.  The increase in online revenue was primarily attributable to a $6.1 million increase in revenue from lead generation offerings, due principally to an increase in white paper and webcast sales volumes as well as revenues from TechnologyGuide.com, which we acquired in April 2007.  The increase also reflects a $2.7 million increase in branding revenue, primarily due to increased banner and newsletter sales volume.  Additionally, revenue from third party revenue sharing arrangements increased by approximately $547,000 for the six months ended June 30, 2008 as compared to the same period of 2007.

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
	(As Restated)
	(Unaudited)
	($ in thousands)
Cost of revenues:
Online	$10,650	$7,425	$3,225	43%
Events	4,750	3,782	968	26
Print	1,178	2,128	(950)	(45)
Total cost of revenues	$16,578	$13,335	$3,243	24%

Gross profit	$34,300	$27,320	$6,980	26%
Gross profit percentage	69%	69%

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

Gross Profit.  Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. The increase in gross profit is primarily attributable to a $6.2 million increase in online gross profit and a $990,000 increase in events gross profit, offset by a decrease of $198,000 in print gross profit. Gross margin remained consistent at 69% for the six months ended June 30, 2008 and 2007. Since the majority of our costs are labor-related and therefore are fixed in nature, we expect our gross profit to fluctuate from period to period depending on the total revenues for the period as well as the relative contribution of online, events and print revenue to our total revenues.

Operating Expenses and Other

	Six Months Ended June 30,
			Increase	Percent
	2008	2007	(Decrease)	Change
	(As Restated)
	(Unaudited)
	($ in thousands)
Operating expenses:
Selling and marketing	$17,329	$12,540	$4,789	38%
Product development	5,652	3,344	2,308	69
General and administrative	7,254	5,553	1,701	31
Depreciation	1,305	694	611	88
Amortization of intangible assets	2,812	1,800	1,012	56
Total operating expenses	$34,352	$23,931	$10,421	44%

Interest income (expense), net	$686	$310	$376	121%
Provision for income taxes	$18	$1,636	$(1,618)	(99%)

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

Provision for Income Taxes.  Our effective tax rate was 3% and 44% for the six months ended June 30, 2008 and 2007, respectively.  The provision for income taxes includes discrete tax benefits of $336,000 and $196,000 for the six months ended June 30, 2008 and 2007, respectively.  The Company's effective tax rate excluding the discrete tax benefits was 56% and 50% for the six months ended June 30, 2008 and 2007, respectively.  The increase in our effective tax rate excluding the discrete tax benefits is due primarily to an increase in nondeductible stock-based compensation.

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

Accounts Receivable, Net

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our service delivery and billing activity, cash collections, and changes to our allowance for doubtful accounts. We use days' sales outstanding, or DSO, calculated on a monthly basis, as a measurement of the quality and status of our receivables. We define DSO as average accounts receivable divided by total revenue for the applicable period, multiplied by the number of days in the applicable period.  DSO was 59 days at June 30, 2008 and 57 at December 31, 2007.

Operating Activities

	Six Months Ended June 30,
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

Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, the provision for bad debt, stock-based compensation, deferred income taxes, and the effect of changes in working capital and other activities.  Cash provided by operating activities in the six months ended June 30, 2008 was $4.9 million and consisted of $616,000 of net income, $4.1 million of depreciation and amortization and $4.7 million of stock-based compensation, offset by $4.5 million used in working capital and other activities.

Cash provided by operating activities in the six months ended June 30, 2007 was $5.0 million and consisted of $2.1 million of net income, $2.5 million of depreciation and amortization and $2.3 million of stock-based compensation, partly offset by $1.9 million used in working capital and other activities.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2008, and due to the material weaknesses in our internal control over financial reporting described in our accompanying Management's Report on Internal Control over Financial Reporting, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal controls over financial reporting as of June 30, 2008. In connection with this assessment, we identified the following material weaknesses in internal control over financial reporting as of June 30, 2008. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Because of the material weaknesses described below, management believes that, as of June 30, 2008, our internal control over financial reporting was not effective based on this criteria.

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

As a result of these material weaknesses, we determined that it was necessary to restate our consolidated financial statements for the three and six months ended June 30, 2008 and that the consolidated financial statements for this period should no longer be relied upon.  As discussed in Note 2 of the consolidated financial statements, the aforementioned errors resulted in changes in revenues, deferred revenue and income taxes for the aforementioned periods.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than those material weaknesses described above.

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