Form 10-Q/A
period 2009-07-16
TechTarget Inc
filed 2009-07-16
CIK 1293282

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

EXPLANATORY NOTE

Pursuant to Rule 12b-15 of the Rules and Regulations under the Securities Exchange Act of 1934, this Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q of TechTarget, Inc. (the "Company") for the quarter ended September 30, 2008 is being filed to amend and restate our financial statements as of and for the three and nine months ended September 30, 2008.  The restatement is to correct errors in the amounts of our revenues, deferred revenues, and provision for income taxes.  The restatement for the error resulted in an increase to revenues of $1,781,000 for the three months ended September 30, 2008 and a decrease to revenues of $195,000 for the three months ended September 30, 2007, and a decrease to revenues of $591,000 and $2,489,000 for the nine months ended September 30, 2008 and 2007, respectively.  The provision for income taxes increased by $760,000 for the three months ended September 30, 2008 and decreased by $81,000 for the three months ended September 30, 2007, and decreased by $609,000 and $873,000 for the nine months ended September 30, 2008 and 2007, respectively.  Net income increased by $1,021,000 for the three months ended September 30, 2008 and decreased by $114,000 for the three months ended September 30, 2007, and increased by $18,000 for the nine months ended September 30, 2008 and decreased by $1,616,000 for the nine months ended September 30, 2007.  This Amendment No. 1 amends Part I, Items 1 and 2, and Part II, Item 6 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.  This Amendment No. 1 continues to reflect circumstances as of the date of the original filing of the Quarterly Report on Form 10-Q, and the Company has not updated the disclosures contained therein to reflect events that occurred at a later date, except for the items relating to the restatement, as further described in Note 2 to the consolidated financial statements.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
TECHTARGET, INC.
Consolidated Balance Sheets
 (In thousands, except share and per share data)

	September 30, 2008	December 31, 2007
	(As Restated)
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$38,212	$10,693
Short-term investments	21,097	51,308
Accounts receivable, net of allowance for doubtful accounts of $607 and $424 as of September 30, 2008 (unaudited) and December 31, 2007 (unaudited), respectively	17,529	15,198
Prepaid expenses and other current assets	8,616	2,261
Deferred tax assets	3,217	5,250
Total current assets	88,671	84,710

Property and equipment, net	4,044	4,401
Long-term investments	7,770	-
Goodwill	88,326	88,326
Intangible assets, net of accumulated amortization	17,917	21,939
Deferred tax assets	3,617	2,910
Other assets	180	203

Total Assets	$210,525	$202,489

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of bank term loan payable	$3,000	$3,000
Accounts payable	2,794	2,919
Income taxes payable	-	1,330
Accrued expenses and other current liabilities	2,107	2,473
Accrued compensation expenses	926	2,600
Deferred revenue	11,906	9,378
Total current liabilities	20,733	21,700

Long-term liabilities:
Other liabilities	324	455
Bank term loan payable, net of current portion	750	3,000
Total liabilities	21,807	25,155

Commitments (Note 10)	-	-

Stockholders' equity:
Preferred stock, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 41,550,724 and 41,081,616 shares issued and outstanding at September 30, 2008 (unaudited) and December 31, 2007 (unaudited), respectively	42	41
Additional paid-in capital	219,872	209,773
Warrants	2	13
Accumulated other comprehensive loss	(130)	(102)
Accumulated deficit	(31,068)	(32,391)
Total stockholders' equity	188,718	177,334

Total Liabilities and Stockholders' Equity	$210,525	$202,489

See accompanying notes.

TECHTARGET, INC.
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(As Restated)
	(Unaudited)
Revenues:
Online	$20,420	$14,539	$57,701	$42,407
Events	5,496	6,912	16,743	16,201
Print	1,080	1,655	3,430	5,153
Total revenues	26,996	23,106	77,874	63,761

Cost of revenues:
Online (1)	5,462	3,769	16,113	11,194
Events (1)	2,328	2,283	7,078	6,065
Print (1)	580	862	1,758	2,990
Total cost of revenues	8,370	6,914	24,949	20,249

Gross profit	18,626	16,192	52,925	43,512

Operating expenses:
Selling and marketing (1)	8,161	7,271	25,490	19,811
Product development (1)	2,788	1,677	8,440	5,021
General and administrative (1)	3,662	3,364	10,915	8,917
Depreciation	579	401	1,884	1,095
Amortization of intangible assets	1,259	1,171	4,071	2,971
Total operating expenses	16,449	13,884	50,800	37,815

Operating income	2,177	2,308	2,125	5,697

Interest income (expense):
Interest income	336	1,043	1,236	2,058
Interest expense	(88)	(146)	(302)	(851)
Total interest income	248	897	934	1,207

Income before provision for income taxes	2,425	3,205	3,059	6,904

Provision for income taxes	1,718	1,487	1,736	3,123

Net income	$707	$1,718	$1,323	$3,781

Net income (loss) per common share:
Basic	$0.02	$0.04	$0.03	$(0.01)
Diluted	$0.02	$0.04	$0.03	$(0.01)

Weighted average common shares outstanding:
Basic	41,533,020	40,354,796	41,355,812	24,282,474
Diluted	43,116,678	43,336,498	43,393,429	27,184,670

(1) Amounts include stock-based compensation expense as follows:
Cost of online revenue	$264	$16	$401	$156
Cost of events revenue	53	20	100	43
Cost of print revenue	1	(1)	5	18
Selling and marketing	1,057	930	3,796	2,054
Product development	140	84	420	230
General and administrative	648	604	2,107	1,421

See accompanying notes.

TECHTARGET, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended September 30,
	2008	2007
	(As Restated)
	(Unaudited)
Operating Activities:
Net income	$1,323	$3,781
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,955	4,066
Provision for bad debt	378	117
Stock-based compensation expense	6,829	3,922
Non-cash interest expense	5	310
Deferred tax benefit	1,326	(1,197)
Excess tax benefit - stock options	(1,015)	(2,518)
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	(2,709)	(441)
Prepaid expenses and other current assets	(5,293)	144
Other assets	18	745
Accounts payable	(125)	193
Income taxes payable	(1,330)	(1,854)
Accrued expenses and other current liabilities	(366)	(344)
Accrued compensation expenses	(1,674)	(543)
Deferred revenue	2,528	5,535
Other liabilities	(84)	(110)
Net cash provided by operating activities	5,766	11,806

Investing activities:
Purchases of property and equipment, and other assets	(1,527)	(2,344)
Purchases of short-term investments	(50,407)	(284,247)
Purchases of long-term investments	(7,885)	-
Proceeds from sales and maturities of short-term investments	80,618	196,346
Proceeds from sales and maturities of long-term investments	41	-
Acquisition of assets	(50)	(1,013)
Acquisition of businesses, net of cash acquired	-	(15,015)
Net cash provided by (used in) investing activities	20,790	(106,273)

Financing activities:
Proceeds from revolving credit facility	-	12,000
Payments made on revolving credit facility	-	(12,000)
Payments on bank term loan payable	(2,250)	(2,250)
Proceeds from initial public offering, net of stock issuance costs	-	83,161
Excess tax benefit - stock options	1,015	2,518
Proceeds from exercise of warrants and stock options	2,198	977
Net cash provided by financing activities	963	84,406

Net increase (decrease) in cash and cash equivalents	27,519	(10,061)
Cash and cash equivalents at beginning of period	10,693	30,830

Cash and cash equivalents at end of period	$38,212	$20,769

Supplemental disclosure of cash flow information:
Cash paid for interest	$258	$489
Cash paid for taxes	$4,484	$4,437

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

The Company has restated its financial statements as of and for the three and nine months ended September 30, 2008 and 2007 in accordance with SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.

Adjustments to Consolidated Balance Sheets

The following is a summary of the adjustments to the Company’s previously issued unaudited consolidated balance sheets as of September 30, 2008 and December 31, 2007 (in thousands except share information).

	September 30, 2008
	As Previously Reported	Adjustments	As Restated
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$38,212	$-	$38,212
Short-term investments	21,097	-	21,097
Accounts receivable, net of allowance for doubtful accounts	17,529	-	17,529
Prepaid expenses and other current assets	6,279	2,337	8,616
Deferred tax assets	2,642	575	3,217
Total current assets	85,759	2,912	88,671

Property and equipment, net	4,044	-	4,044
Long-term investments	7,770	-	7,770
Goodwill	88,326	-	88,326
Intangible assets, net of accumulated amortization	17,917	-	17,917
Deferred tax assets	3,617	-	3,617
Other assets	180	-	180

Total Assets	$207,613	$2,912	$210,525

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of bank term loan payable	$3,000	$-	$3,000
Accounts payable	2,794	-	2,794
Income taxes payable	-	-	-
Accrued expenses and other current liabilities	2,107	-	2,107
Accrued compensation expenses	926	-	926
Deferred revenue	5,698	6,208	11,906
Total current liabilities	14,525	6,208	20,733

Long-term liabilities:
Other liabilities	324	-	324
Bank term loan payable, net of current portion	750	-	750
Total liabilities	15,599	6,208	21,807

Commitments	-	-	-

Stockholders' equity:
Preferred stock	-	-	-
Common stock, $0.001 par value per share	42	-	42
Additional paid-in capital	219,872	-	219,872
Warrants	2	-	2
Accumulated other comprehensive loss	(130)	-	(130)
Accumulated deficit	(27,772)	(3,296)	(31,068)
Total stockholders' equity	192,014	(3,296)	188,718

Total Liabilities and Stockholders' Equity	$207,613	$2,912	$210,525

	December 31, 2007
	As Previously Reported	Adjustments	As Restated
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$10,693	$-	$10,693
Short-term investments	51,308	-	51,308
Accounts receivable, net of allowance for doubtful accounts	15,198	-	15,198
Prepaid expenses and other current assets	1,962	299	2,261
Deferred tax assets	2,947	2,303	5,250
Total current assets	82,108	2,602	84,710

Property and equipment, net	4,401	-	4,401
Goodwill	88,326	-	88,326
Intangible assets, net of accumulated amortization	21,939	-	21,939
Deferred tax assets	2,910	-	2,910
Other assets	203	-	203

Total Assets	$199,887	$2,602	$202,489

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of bank term loan payable	$3,000	$-	$3,000
Accounts payable	2,919	-	2,919
Income taxes payable	1,031	299	1,330
Accrued expenses and other current liabilities	2,473	-	2,473
Accrued compensation expenses	2,600	-	2,600
Deferred revenue	3,761	5,617	9,378
Total current liabilities	15,784	5,916	21,700

Long-term liabilities:
Other liabilities	455	-	455
Bank term loan payable, net of current portion	3,000	-	3,000
Total liabilities	19,239	5,916	25,155

Commitments	-	-	-

Stockholders' equity:
Preferred stock	-	-	-
Common stock, $0.001 par value per share	41	-	41
Additional paid-in capital	209,773	-	209,773
Warrants	13	-	13
Accumulated other comprehensive loss	(102)	-	(102)
Accumulated deficit	(29,077)	(3,314)	(32,391)
Total stockholders' equity	180,648	(3,314)	177,334

Total Liabilities and Stockholders' Equity	$199,887	$2,602	$202,489

Adjustments to Consolidated Statements of Operations

The following is a summary of the adjustments to the Company’s previously issued unaudited consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007 (in thousands except share and per share information).

	Three Months Ended September 30, 2008			Nine Months Ended September 30, 2008
	As Originally Reported	Adjustments	As Restated	As Originally Reported	Adjustments	As Restated
	(Unaudited)
Revenues:
Online	$18,631	$1,789	$20,420	$58,338	$(637)	$57,701
Events	5,496	-	5,496	16,743	-	16,743
Print	1,088	(8)	1,080	3,384	46	3,430
Total revenues	25,215	1,781	26,996	78,465	(591)	77,874

Cost of revenues:
Online	5,462	-	5,462	16,113	-	16,113
Events	2,328	-	2,328	7,078	-	7,078
Print	580	-	580	1,758	-	1,758
Total cost of revenues	8,370	-	8,370	24,949	-	24,949

Gross profit	16,845	1,781	18,626	53,516	(591)	52,925

Operating expenses:
Selling and marketing	8,161	-	8,161	25,490	-	25,490
Product development	2,788	-	2,788	8,440	-	8,440
General and administrative	3,662	-	3,662	10,915	-	10,915
Depreciation	579	-	579	1,884	-	1,884
Amortization of intangible assets	1,259	-	1,259	4,071	-	4,071
Total operating expenses	16,449	-	16,449	50,800	-	50,800

Operating income	396	1,781	2,177	2,716	(591)	2,125

Interest income (expense):
Interest income	336	-	336	1,236	-	1,236
Interest expense	(88)	-	(88)	(302)	-	(302)
Total interest income	248	-	248	934	-	934

Income before provision for income taxes	644	1,781	2,425	3,650	(591)	3,059

Provision for income taxes	958	760	1,718	2,345	(609)	1,736

Net (loss) income	$(314)	$1,021	$707	$1,305	$18	$1,323

Net (loss) income per common share:
Basic	$(0.01)	$0.03	$0.02	$0.03	$-	$0.03
Diluted	$(0.01)	$0.03	$0.02	$0.03	$-	$0.03

Weighted average common shares outstanding:
Basic	41,533,020	-	41,533,020	41,355,812	-	41,355,812
Diluted (1)	41,533,020	1,583,658	43,116,678	43,393,429	-	43,393,429

(1)
In calculating diluted earnings per share, shares related to redeemable convertible preferred stock and outstanding stock options and warrants had previously been excluded for the three months ended September 30, 2008 because they were anti-dilutive.  As a result of the Company's restatement of net income for the three months ended September 30, 2008, certain of these shares have been included in the calculation of diluted earnings per share.

	Three Months Ended September 30, 2007			Nine Months Ended September 30, 2007
	As Originally Reported	Adjustments	As Restated	As Originally Reported	Adjustments	As Restated
	(Unaudited)
Revenues:
Online	$14,687	$(148)	$14,539	$44,726	$(2,319)	$42,407
Events	6,912	-	6,912	16,201	-	16,201
Print	1,702	(47)	1,655	5,323	(170)	5,153
Total revenues	23,301	(195)	23,106	66,250	(2,489)	63,761

Cost of revenues:
Online	3,769	-	3,769	11,194	-	11,194
Events	2,283	-	2,283	6,065	-	6,065
Print	862	-	862	2,990	-	2,990
Total cost of revenues	6,914	-	6,914	20,249	-	20,249

Gross profit	16,387	(195)	16,192	46,001	(2,489)	43,512

Operating expenses:
Selling and marketing	7,271	-	7,271	19,811	-	19,811
Product development	1,677	-	1,677	5,021	-	5,021
General and administrative	3,364	-	3,364	8,917	-	8,917
Depreciation	401	-	401	1,095	-	1,095
Amortization of intangible assets	1,171	-	1,171	2,971	-	2,971
Total operating expenses	13,884	-	13,884	37,815	-	37,815

Operating income	2,503	(195)	2,308	8,186	(2,489)	5,697

Interest income (expense):
Interest income	1,043	-	1,043	2,058	-	2,058
Interest expense	(146)	-	(146)	(851)	-	(851)
Total interest income	897	-	897	1,207	-	1,207

Income before provision for income taxes	3,400	(195)	3,205	9,393	(2,489)	6,904

Provision for income taxes	1,568	(81)	1,487	3,996	(873)	3,123

Net income	$1,832	$(114)	$1,718	$5,397	$(1,616)	$3,781

Net income (loss) per common share:
Basic	$0.05	$(0.01)	$0.04	$0.06	$(0.07)	$(0.01)
Diluted	$0.04	$-	$0.04	$0.05	$(0.06)	$(0.01)

Weighted average common shares outstanding:
Basic	40,354,796	-	40,354,796	24,282,474	-	24,282,474
Diluted	43,336,498	-	43,336,498	27,184,670	-	27,184,670

Adjustments to Consolidated Statements of Cash Flow

The following is a summary of the adjustments to the Company’s previously issued unaudited consolidated statement of cash flows for the nine months ended September 30, 2008 and 2007 (in thousands).

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
	As Originally Reported	Adjustments	As Restated	As Originally Reported	Adjustments	As Restated
	(Unaudited)
Operating Activities:
Net income	$1,305	$18	$1,323	$5,397	$(1,616)	$3,781
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,955	-	5,955	4,066	-	4,066
Provision for bad debt	378	-	378	117	-	117
Stock-based compensation expense	6,829	-	6,829	3,922	-	3,922
Non-cash interest expense	5	-	5	310	-	310
Deferred tax benefit	(402)	1,728	1,326	(373)	(824)	(1,197)
Excess tax benefit - stock options	(1,015)	-	(1,015)	(2,518)	-	(2,518)
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	(2,709)	-	(2,709)	(441)	-	(441)
Prepaid expenses and other current assets	(3,255)	(2,038)	(5,293)	193	(49)	144
Other assets	18	-	18	745	-	745
Accounts payable	(125)	-	(125)	193	-	193
Income taxes payable	(1,031)	(299)	(1,330)	(1,854)	-	(1,854)
Accrued expenses and other current liabilities	(366)	-	(366)	(344)	-	(344)
Accrued compensation expenses	(1,674)	-	(1,674)	(543)	-	(543)
Deferred revenue	1,937	591	2,528	3,046	2,489	5,535
Other liabilities	(84)	-	(84)	(110)	-	(110)
Net cash provided by operating activities	5,766	-	5,766	11,806	-	11,806

Investing activities:
Purchases of property and equipment, and other assets	(1,527)	-	(1,527)	(2,344)	-	(2,344)
Purchases of short-term investments	(50,407)	-	(50,407)	(284,247)	-	(284,247)
Purchases of long-term investments	(7,885)	-	(7,885)	-	-	-
Proceeds from sales and maturities of short-term investments	80,618	-	80,618	196,346	-	196,346
Proceeds from sales and maturities of long-term investments	41	-	41	-	-	-
Acquisition of assets	(50)	-	(50)	(1,013)	-	(1,013)
Acquisition of businesses, net of cash acquired	-	-	-	(15,015)	-	(15,015)
Net cash provided by (used in) investing activities	20,790	-	20,790	(106,273)	-	(106,273)

Financing activities:
Proceeds from revolving credit facility	-	-	-	12,000	-	12,000
Payments made on revolving credit facility	-	-	-	(12,000)	-	(12,000)
Payments on bank term loan payable	(2,250)	-	(2,250)	(2,250)	-	(2,250)
Proceeds from initial public offering, net of stock issuance costs	-	-	-	83,161	-	83,161
Excess tax benefit - stock options	1,015	-	1,015	2,518	-	2,518
Proceeds from exercise of warrants and stock options	2,198	-	2,198	977	-	977
Net cash provided by financing activities	963	-	963	84,406	-	84,406

Net increase (decrease) in cash and cash equivalents	27,519	-	27,519	(10,061)	-	(10,061)
Cash and cash equivalents at beginning of period	10,693	-	10,693	30,830	-	30,830

Cash and cash equivalents at end of period	$38,212	$-	$38,212	$20,769	$-	$20,769

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

The Company offers customers the ability to purchase integrated ROI program offerings, which can include any of its online media offerings packaged together to address the particular customer's specific advertising requirements. As part of these offerings, the Company will guarantee a minimum number of qualified sales leads to be delivered over the course of the advertising campaign.  Scheduled end dates of advertising campaigns are sometimes extended to satisfy lead guarantees or fulfill all elements of the advertising campaign based on delayed receipt of advertising media collateral from the customer. The Company estimates the revenue reserve necessary to properly defer revenue recognition for extended advertising campaigns. These estimates are based on the Company's experience in managing and fulfilling these integrated ROI program offerings. Typically, shortfalls in fulfilling lead guarantees before the scheduled completion date of an advertising campaign are satisfied within an average of 41 days of such scheduled completion date. These integrated ROI program offerings represented approximately 44% and 35% of online revenues, and 33% and 22% of total revenues for the three months ended September 30, 2008 and 2007, respectively, and approximately 41% and 34% of online revenues, and 30% and 22% of total revenues for the nine months ended September 30, 2008 and 2007, respectively.

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

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
	(As Restated)
	(Unaudited)

Total revenues	$26,613	$76,066

Net loss	$(57)	$(365)

Net loss per common share:
Basic and diluted	$0.00	$(0.18)

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

The Company expects amortization expense of intangible assets to be as follows:
Amortization
Years Ending December 31:	Expense
2008 (October 1st - December 31st)	$1,211
2009	4,565
2010	4,052
2011	3,083
2012	2,387
Thereafter	2,619
$17,917

8. Net Income (Loss) Per Common Share

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net (loss) income per common share is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
	(As Restated)
	(Unaudited)
Numerator:
Net income	$707	$1,718	$1,323	$3,781
Allocation of net income:
Accretion of preferred stock dividends	-	-	-	3,948
Net income applicable to preferred stockholders	-	-	-	3,948

Net income (loss) applicable to common stockholders	$707	$1,718	$1,323	$(167)

Denominator:
Basic:
Weighted average shares of common stock outstanding	41,533,020	40,354,796	41,355,812	24,282,474

Diluted:
Weighted average shares of common stock outstanding	41,533,020	40,354,796	41,355,812	24,282,474
Effect of potentially dilutive shares	1,583,658	2,981,702	2,037,617	2,902,196
Total weighted average shares of common stock outstanding	43,116,678	43,336,498	43,393,429	27,184,670

Calculation of Net Income (Loss) Per Common Share:
Basic:
Net income (loss) applicable to common stockholders	$707	$1,718	$1,323	$(167)
Weighted average shares of stock outstanding	41,533,020	40,354,796	41,355,812	24,282,474
Net income (loss) per common share	$0.02	$0.04	$0.03	$(0.01)

Diluted:
Net income (loss) applicable to common stockholders	$707	$1,718	$1,323	$(167)
Weighted average shares of stock outstanding	43,116,678	43,336,498	43,393,429	27,184,670
Net income (loss) per common share	$0.02	$0.04	$0.03	$(0.01)

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

10. Commitments and Contingencies

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
	(As Restated)
	(Unaudited)

Net income	$707	$1,718	$1,323	$3,781
Other comprehensive income:
Unrealized loss on investments	(74)	-	(74)	-
Change in fair value of cash flow hedge	36	(47)	47	(14)

Total comprehensive income	$669	$1,671	$1,296	$3,767

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

The Company’s effective tax rate was 57% for the nine months ended September 30, 2008.  The provision for income taxes for the nine months ended September 30, 2008 includes a discrete tax benefit of $330 related primarily to disqualifying dispositions of incentive stock options.  The Company’s effective tax rate excluding the discrete tax benefit of $330 was 68% for the nine months ended September 30, 2008.

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

Geographic Data

Net sales to unaffiliated customers by geographic area were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(As Restated)
	(Unaudited)

United States and Canada	$26,222	$22,676	$75,579	$62,437
International	774	430	2,295	1,324
Total	$26,996	$23,106	$77,874	$63,761

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

Online.  The majority of our revenue is derived from the delivery of our online offerings from our media groups.  Online revenue represented approximately 76% and 63% of total revenues for the three months ended September 30, 2008 and 2007, respectively, and approximately 74% and 67% of total revenues for the nine months ended September 30, 2008 and 2007, respectively. We expect the majority of our revenues to be derived through the delivery of online offerings for the foreseeable future. As a result of our customers' advertising objectives and preferences, the specific allocation of online advertising offerings sold and delivered by us, on a period by period basis, can fluctuate.

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

Events.  Events revenue represented approximately 20% and 30% of total revenues for the three months ended September 30, 2008 and 2007, respectively, and approximately 22% and 25% of total revenues for the nine months ended September 30, 2008 and 2007, respectively. Most of our media groups operate revenue generating events. The majority of our events are free to IT professionals and are sponsored by IT vendors. Attendees are pre-screened based on event-specific criteria such as sector-specific budget size, company size, or job title. We offer three types of events: multi-day conferences, single-day seminars and custom events. Multi-day conferences provide independent expert content for our attendees and allow vendors to purchase exhibit space and other sponsorship offerings that enable interaction with the attendees. We also hold single-day seminars on various topics in major cities. These seminars provide independent content on key sub-topics in the sectors we serve, are free to qualified attendees, and offer multiple vendors the ability to interact with specific, targeted audiences actively focused on buying decisions. Our custom events differ from our conferences and seminars in that they are exclusively sponsored by a single IT vendor, and the content is driven primarily by the sole sponsor.

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

We offer customers the ability to purchase integrated ROI program offerings, which can include any of our online media offerings packaged together to address the particular customer's specific advertising requirements. As part of these offerings, we will guarantee a minimum number of qualified sales leads to be delivered over the course of the advertising campaign.  We sometimes extend the scheduled end date of advertising campaigns to satisfy lead guarantees or to fulfill all elements of the campaign based on delayed receipt of advertising media collateral from the customer. We estimate the revenue reserve necessary to properly defer revenue recognition for extended advertising campaigns. These estimates are based on the Company's experience in managing and fulfilling these integrated ROI program offerings. Typically, shortfalls in fulfilling lead guarantees before the scheduled completion date of an advertising campaign are satisfied within an average of 41 days of such scheduled completion date. These integrated ROI program offerings represented approximately 44% and 35% of online revenues, and 33% and 22% of total revenues for the three months ended September 30, 2008 and 2007, respectively, and approximately 41% and 34% of online revenues, and 30% and 22% of total revenues for the nine months ended September 30, 2008 and 2007, respectively.

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
	(As Restated)
	(Unaudited)
	($ in thousands)
Revenues:
Online	$20,420	76%	$14,539	63%	$57,701	74%	$42,407	67%
Events	5,496	20	6,912	30	16,743	22	16,201	25
Print	1,080	4	1,655	7	3,430	4	5,153	8
Total revenues	26,996	100	23,106	100	77,874	100	63,761	100

Cost of revenues:
Online	5,462	20	3,769	16	16,113	21	11,194	18
Events	2,328	9	2,283	10	7,078	9	6,065	9
Print	580	2	862	4	1,758	2	2,990	5
Total cost of revenues	8,370	31	6,914	30	24,949	32	20,249	32

Gross profit	18,626	69	16,192	70	52,925	68	43,512	68

Operating expenses:
Selling and marketing	8,161	30	7,271	31	25,490	33	19,811	31
Product development	2,788	10	1,677	7	8,440	11	5,021	8
General and administrative	3,662	14	3,364	15	10,915	14	8,917	14
Depreciation	579	2	401	2	1,884	2	1,095	2
Amortization of intangible assets	1,259	5	1,171	5	4,071	5	2,971	4
Total operating expenses	16,449	61	13,884	60	50,800	65	37,815	59

Operating income	2,177	8	2,308	10	2,125	3	5,697	9

Interest income (expense), net	248	1	897	4	934	1	1,207	2

Income before provision for income taxes	2,425	9	3,205	14	3,059	4	6,904	11

Provision for income taxes	1,718	6	1,487	6	1,736	2	3,123	5

Net income	$707	3%	$1,718	8%	$1,323	2%	$3,781	6%

Comparison of Three Months Ended September 30, 2008 and 2007

Revenues

	Three Months Ended September 30,
			Increase	Percent
	2008	2007	(Decrease)	Change
	(As Restated)
	(Unaudited)
	($ in thousands)
Revenues:
Online	$20,420	$14,539	$5,881	40%
Events	5,496	6,912	(1,416)	(20)
Print	1,080	1,655	(575)	(35)
Total revenues	$26,996	$23,106	$3,890	17%

Online.  The increase in online revenue was primarily attributable to a $4.5 million increase in revenue from lead generation offerings due principally to an increase in white paper and webcast sales volumes.  White paper sales volume increased in part due to our acquisition of KnowledgeStorm in November 2007.  The increase also reflects a $1.3 million increase in branding revenue, primarily due to increased banner and newsletter sales volume.

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
	(As Restated)
	(Unaudited)
	($ in thousands)
Cost of revenues:
Online	$5,462	$3,769	$1,693	45%
Events	2,328	2,283	45	2
Print	580	862	(282)	(33)
Total cost of revenues	$8,370	$6,914	$1,456	21%

Gross profit	$18,626	$16,192	$2,436	15%
Gross profit percentage	69%	70%

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

Gross Profit.  Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. The increase in gross profit is primarily attributable to a $4.2 million increase in online gross profit, offset by a $1.5 million decrease in events gross profit and a $293,000 decrease in print gross profit. Gross margin for the three months ended September 30, 2008 was 69%, as compared to 70% for the same period of 2007. Labor related costs increased for the third quarter of 2008 as compared to the same period in 2007 in anticipation of achieving certain revenue expectations, however online and events revenues were below our internal expectations resulting in a lower gross profit margin.  Since the majority of our costs are labor-related and therefore are fixed in nature, we expect our gross profit to fluctuate from period to period depending on the total revenues for the period as well as the relative contribution of online, events and print revenue to our total revenues.

Operating Expenses and Other

	Three Months Ended September 30,
			Increase	Percent
	2008	2007	(Decrease)	Change
	(As Restated)
	(Unaudited)
	($ in thousands)
Operating expenses:
Selling and marketing	$8,161	$7,271	$890	12%
Product development	2,788	1,677	1,111	66
General and administrative	3,662	3,364	298	9
Depreciation	579	401	178	44
Amortization of intangible assets	1,259	1,171	88	7
Total operating expenses	$16,449	$13,884	$2,565	18%

Interest income (expense), net	$248	$897	$(649)	(72%)
Provision for income taxes	$1,718	$1,487	$231	16%

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

Provision for Income Taxes.  Our effective tax rate was 71% and 46% for the three months ended September 30, 2008 and 2007, respectively.    The increase in our effective tax rate is due primarily to a decrease in forecasted pretax income for the year ended December 31, 2008 and an increase in nondeductible stock-based compensation.

Comparison of Nine Months Ended September 30, 2008 and 2007

Revenues

	Nine Months Ended September 30,
			Increase	Percent
	2008	2007	(Decrease)	Change
	(As Restated)
	(Unaudited)
	($ in thousands)
Revenues:
Online	$57,701	$42,407	$15,294	36%
Events	16,743	16,201	542	3
Print	3,430	5,153	(1,723)	(33)
Total revenues	$77,874	$63,761	$14,113	22%

Online.  The increase in online revenue was primarily attributable to a $10.6 million increase in revenue from lead generation offerings, due principally to an increase in white paper and webcast sales volumes.  The increase also reflects a $4.0 million increase in branding revenue, primarily due to increased banner and newsletter sales volume.  Additionally, revenue from third party revenue sharing arrangements increased by approximately $672,000 for the nine months ended September 30, 2008 as compared to the same period of 2007.

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
	(As Restated)
	(Unaudited)
	($ in thousands)
Cost of revenues:
Online	$16,113	$11,194	$4,919	44%
Events	7,078	6,065	1,013	17
Print	1,758	2,990	(1,232)	(41)
Total cost of revenues	$24,949	$20,249	$4,700	23%

Gross profit	$52,925	$43,512	$9,413	22%
Gross profit percentage	68%	68%

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

Gross Profit.  Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. The increase in gross profit is primarily attributable to a $10.4 million increase in online gross profit, offset by a decrease of $471,000 in events gross profit and a decrease of $491,000 in print gross profit. Gross margin for the nine months ended September 30, 2008 and 2007 was 68%. Since the majority of our costs are labor-related and therefore are fixed in nature, we expect our gross profit to fluctuate from period to period depending on the total revenues for the period as well as the relative contribution of online, events and print revenue to our total revenues.

Operating Expenses and Other

	Nine Months Ended September 30,
			Increase	Percent
	2008	2007	(Decrease)	Change
	(As Restated)
	(Unaudited)
	($ in thousands)
Operating expenses:
Selling and marketing	$25,490	$19,811	$5,679	29%
Product development	8,440	5,021	3,419	68
General and administrative	10,915	8,917	1,998	22
Depreciation	1,884	1,095	789	72
Amortization of intangible assets	4,071	2,971	1,100	37
Total operating expenses	$50,800	$37,815	$12,985	34%

Interest income (expense), net	$934	$1,207	$(273)	(23%)
Provision for income taxes	$1,736	$3,123	$(1,387)	(44%)

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

Provision for Income Taxes.  Our effective tax rate was 57% and 45% for the nine months ended September 30, 2008 and 2007, respectively.  The provision for income taxes includes discrete tax benefits of $330,000 and $196,000 for the nine months ended September 30, 2008 and 2007, respectively.  Our effective tax rate excluding the discrete tax benefits was 68% and 48% for the nine months ended September 30, 2008 and 2007, respectively.  The increase in our effective tax rate excluding the discrete tax benefits is due primarily to a decrease in forecasted pretax income for the year ended December 31, 2008 and an increase in nondeductible stock-based compensation.

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

Accounts Receivable, Net

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our service delivery and billing activity, cash collections, and changes to our allowance for doubtful accounts. We use days' sales outstanding, or DSO, calculated on a monthly basis, as a measurement of the quality and status of our receivables. We define DSO as average accounts receivable divided by revenues for the applicable period, multiplied by the number of days in the applicable period.  DSO was 61 and 57 days at September 30, 2008 and December 31, 2007, respectively.

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

Cash provided by operating activities in the nine months ended September 30, 2007 was $11.8 million and consisted of $3.8 million of net income, $4.1 million of depreciation and amortization and $3.9 million of stock-based compensation.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2008, and due to the material weaknesses in our internal control over financial reporting described in our accompanying Management's Report on Internal Control over Financial Reporting, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal controls over financial reporting as of September 30, 2008. In connection with this assessment, we identified the following material weaknesses in internal control over financial reporting as of September 30, 2008. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Because of the material weaknesses described below, management believes that, as of September 30, 2008, our internal control over financial reporting was not effective based on this criteria.

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

As a result of these material weaknesses, we determined that it was necessary to restate our consolidated financial statements for the three and nine months ended September 30, 2008 and that the consolidated financial statements for this period should no longer be relied upon.  As discussed in Note 2 of the consolidated financial statements, the aforementioned errors resulted in changes in revenues, deferred revenue and income taxes for the aforementioned periods.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than those material weaknesses described above.

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