Form 10-K
TechTarget Inc
filed 2009-07-16
CIK 1293282

UNITED STATED SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None.

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.001 Par Value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐   No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes   ☐   No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☐   No   ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer," "accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐   No   ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $131.2 million as of June 30, 2008 (based on a closing price of $10.56 per share as quoted by the Nasdaq Global Market as of such date). In determining the market value of non-affiliate common stock, shares of the registrant's common stock beneficially owned by officers, directors and affiliates have been excluded.  The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had 41,745,193 shares of Common Stock, $0.001 par value per share, outstanding as of June 30, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

None.

This Annual Report on Form 10-K contains forward-looking statements that are based on the beliefs of management and assumptions made by and information currently available to them. The words “expect,” “anticipate,” “believe,” “may,” “estimate,” “intend” and similar expressions are intended to identify such forward-looking statements. Forward-looking statements involve risks, uncertainties and assumptions including those described in “Risk Factors,” which could cause our actual results to be materially different from results expressed or implied by such forward-looking statements.

EXPLANATORY NOTE

On June 10, 2009, TechTarget, Inc. (“the Company”, “we”, “us” or similar pronouns) filed a Form 8-K which informed the public that the Company determined that its previously-issued consolidated financial statements should not be relied upon due to the Company’s review of its revenue recognition policies, and that the Company would be restating its consolidated financial statements as of and for the years ended December 31, 2004, 2005, 2006 and 2007, within its December 31, 2008 Form 10-K filing, and as of and for the quarter and year to date periods ended March 31, 2008 and 2007, June 30, 2008 and 2007, and September 30, 2008 and 2007, within its respective Form 10-Q/A filings.  In this Form 10-K, the Company is restating its consolidated balance sheet as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the fiscal years ended December 31, 2007 and 2006.  This Form 10-K also reflects the restatement of “Selected Consolidated Financial Data” in Item 6 as of and for the fiscal years ended December 31, 2007, 2006, 2005 and 2004, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 for the fiscal years ended December 31, 2007 and 2006.

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

The restatement is to correct errors in the amounts of its revenues, deferred revenues and provision for income taxes.  The restatement for the error resulted in an increase (decrease) to revenues of ($2,415,000) and $187,000, a decrease to the provision for income taxes of ($794,000) and ($153,000), and an increase (decrease) to net income of ($1,621,000) and $340,000 for the years ended December 31, 2007 and 2006, respectively.

PART I

Item 1.  Business

Overview

TechTarget, Inc. was incorporated in Delaware on September 14, 1999.  We are a leading provider of specialized online content that brings together buyers and sellers of corporate IT products. We sell customized marketing programs that enable IT vendors to reach corporate IT decision makers who are actively researching specific IT purchases. We operate a network of over 60 websites, each of which focuses on a specific IT sector, such as storage, security or networking.

IT professionals rely on our websites for key decision support information tailored to their specific areas of responsibility. We complement our online offerings with targeted in-person events that enable advertisers to engage buyers at critical stages of their decision-making process for IT purchases. We work with our advertiser customers to develop customized marketing programs, often providing them with multiple offerings in order to more effectively target their desired audience. Our service offerings address both lead generation and branding objectives of our advertising customers. The majority of our 2008 revenues are associated with lead generation advertising campaigns.

As IT professionals have become increasingly specialized, they have come to rely on our sector-specific websites for purchasing decision support. Our content strategy enables IT professionals to navigate the complex and rapidly changing IT landscape where purchasing decisions can have significant financial and operational consequences. Our content strategy includes three primary sources of content which IT professionals use to assist them in their pre-purchase research:  independent content, vendor generated content and user generated content.  As of December 31, 2008, we employed over 100 full-time editors who create original content tailored for specific audiences, which we complement with content through our association with outside industry experts. In addition to utilizing our independent content, registered members are able to conduct their pre-purchase research by accessing vendor content such as white papers, webcasts, videocasts, virtual events and podcasts, across our network of websites. Our network of websites also allows users to seamlessly interact and contribute content which is highly valued by IT professionals during their research process.

We have a large and growing base of registered members, which totaled approximately 7.5 million as of December 31, 2008. The targeted nature of our user base enables IT vendors to reach a specialized audience efficiently because our content is highly segmented and aligned with the IT vendors’ specific products. Since our founding in 1999, we have developed a broad customer base. During 2008 we delivered advertising campaigns for approximately 1,400 customers.  No one customer represented more than 10% of revenues and the quarterly renewal rate of our top 100 customers has consistently exceeded 90%.   We generated revenues of approximately $105 million in 2008, up from approximately $92 million in 2007.  Over the same period, our Adjusted EBITDA decreased from approximately $22 million in 2007 to approximately $21 million in 2008.  Revenues and Adjusted EBITDA for the year ended December 31, 2007 represent restated amounts as further described in Note 2 to the consolidated financial statements.

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

Industry Background

The ongoing shift from traditional print and broad-based advertising to targeted online advertising that the media business has been experiencing continues to accelerate. We believe the three major trends driving this shift continue to be:

•
Targeted Content Channels Lead to Greater Efficiency for Advertisers.  The desire of advertisers to reach customers efficiently has led to the development and proliferation of market-specific content channels throughout all forms of media. Targeted content channels increase advertising efficiency by enabling advertisers to market specifically to the audience they are trying to reach. Content providers are finding new ways, such as specialized cable television channels, magazines and events, to offer increasingly targeted content to their audience and advertisers. The Internet has enabled even more market-specific content offerings, and the proliferation of market-specific websites provides advertisers with efficient and targeted media to reach their customers.

•
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

•
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

Corporate IT Purchasing

The trends toward targeted content channels, increased focus on ROI by advertisers and Internet-based product research are evident in the corporate IT market. Over the past two decades, corporate IT purchases have grown in size and complexity.  The corporate IT market is comprised of multiple, large sectors, such as storage, security and networking. Each of these sectors can, in turn, be further divided into sub-sectors that contain products addressing the areas of specialization within an enterprise’s IT environment. For example, within the multi-billion dollar storage sector, there are numerous sub-sectors such as storage area networks, storage management software and backup software. Furthermore, the products in each sub-sector may service entirely independent markets. For example, backup software for use in Windows environments can be distinct from that designed for use in Linux environments.

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

The Opportunity

Corporate IT professionals increasingly are demanding specialized websites and events tailored to the sub-sectors of IT solutions that they purchase. Prior to widespread Internet adoption, corporate IT buyers researching purchases relied largely on traditional IT media, consisting of broad print publications and large industry trade shows. As technology, vendors and IT professionals have all become much more specialized, the Internet has emerged as a preferred purchase research medium that has drastically reduced and improved research time. Despite this, most traditional IT media remains general in nature and disproportionately oriented towards print. Consequently, IT professionals continue to expend time searching inefficiently for information that is appropriate to their more specialized IT purchase requirements.

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

Our Solution

Our specialized content strategy enables IT vendors to reach corporate IT professionals who are actively researching purchases in specific IT sectors. Our online network of websites is complemented by conferences, seminars and other in-person events. Prior to December 2008, we also published a limited number of highly targeted print magazines in which IT vendors could reach IT professionals. As of December 2008, we discontinued publishing all print magazines and do not anticipate publishing any print magazines in the future. IT professionals rely on our platform for decision support information tailored to their specific purchasing needs. Our solution benefits from the following competitive advantages:

•
Large and Growing Community of Registered Members. We have built a registered member database with detailed business information on approximately 7.5 million IT professionals as of December 31, 2008. We have collected detailed business and technology profiles with respect to our registered members, which allows us to provide them with more specialized content and our advertisers with highly targeted audiences and sales leads.

•
Strong Advertiser Relationships. Since our founding in 1999, we have developed a broad customer base that now comprises approximately 1,400 active advertisers and the quarterly renewal rate of our top 100 customers has consistently exceeded 90%.

•
Substantial Experience in Online Media. We have over nine years of experience in developing our online media content, with a focus on providing targeted information to IT professionals and a targeted audience to vendors. Our experience enables us to develop new online properties rapidly, and to acquire and efficiently integrate select properties that further serve IT professionals. We have also developed an expertise in implementing integrated, targeted marketing campaigns designed to maximize the measurability of, and improvement in, ROI.

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

Benefits to IT Professionals

•
Provides Access to Integrated, Sector-Specific Content. Our websites provide IT professionals with sector-specific content from the three fundamental sources they value in researching IT purchasing decisions: industry experts, peers and vendors. Our staff of editors creates content specific to the sectors we serve and the key sub-sectors within them. This content is integrated with other content generated by our network of third-party industry experts, member-generated content and content from IT vendors. The reliability, breadth and depth, and accessibility of our content offering enable IT professionals to make more informed purchases.

•
Increases Efficiency of Purchasing Decisions. By accessing targeted and specialized information, IT professionals are able to research important purchasing decisions more effectively. Our integrated content offering minimizes the time spent searching for and evaluating content, and maximizes the time available for consuming quality content. Furthermore, we provide this specialized, targeted content through a variety of media that together address critical stages of the purchase decision process.

Benefits to IT Vendors

•
Targets Active Buyers Efficiently. Our highly targeted content attracts specific, targeted audiences that are actively researching purchasing decisions. Using our registered member database, we are able to target further those registered members most likely to be of value to IT vendors. Advertising to a targeted audience minimizes advertiser expenditures on irrelevant audiences, increasing advertising efficiency.

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

•
Maximizes Awareness and Shortens the Sales Cycle. As a leading distributor of vendor-provided IT white papers, webcasts, videocasts, virtual events, and podcasts, we offer IT vendors the opportunity to educate IT professionals during the research process, prior to any direct interaction with vendor salespeople. By distributing proprietary content and reaching their target audiences via our platform, IT vendors can educate audiences, demonstrate their product capabilities and proactively brand themselves as specific product leaders. As a result, an IT professional is knowledgeable about the vendors’ specifications and product by the time he or she engages with the vendor, which reduces time and cost expended by the vendor’s sales force.

•
Reaches IT Professionals at Critical Stages of the Purchase Decision Process. Because our content platform includes online and event offerings, IT vendors can market to IT professionals at critical stages of the purchase decision process through multiple touch points. In addition to targeting IT professionals as they conduct purchase research on our website, IT vendors can have face-to-face interactions with qualified buyers seeking to finalize purchase decisions at our in-person events.

Our Strategy

Our goal is to deliver superior performance by enhancing our position as a leading provider of specialized content that connects IT professionals with IT vendors in the sectors and sub-sectors that we serve. In order to achieve this goal, we intend to:

•
Continue to Develop Our Content Platform and Service Offerings. We intend to continue to launch additional websites and develop our platform in order to capitalize on the ongoing shift from traditional broad-based media toward more focused online content that increases the efficiency of advertising spending. We intend to capture additional revenues from existing and new customers by continuing to develop our content and to segment it to deliver an increasingly specialized audience to the IT vendors who advertise across our media. We also intend to continue to deliver a highly engaged and growing audience to advertisers and to develop innovative marketing programs.

•
Expand into Complementary Sectors. We intend to complement our current offerings by continuing to expand our business in order to capitalize on strategic opportunities in existing, adjacent, or new sectors that we believe to be well-suited to our business model and core competencies. Based on our experience, we believe we are able to capitalize rapidly and cost-effectively on new market opportunities.

•
Expand Our International Presence. We intend to expand our addressable market by increasing our presence in countries outside the United States. Having launched our own websites in the United Kingdom in 2008, we expect to penetrate foreign markets further by directly launching additional sector specific websites in the UK and in additional foreign markets, as well as by licensing our content in new foreign territories and if deemed appropriate making strategic acquisitions and investments in overseas entities.  During  2008, less than 5% of our revenues were derived from international customers. We believe many of the current trends contributing to our domestic online revenue opportunity also are occurring in international markets and therefore present a  future revenue opportunity.

•
Selectively Acquire or Partner with Complementary Businesses. We have used acquisitions as a means of rapidly expanding our content and service offerings, web traffic and registered members. Historically, our acquisitions can be classified into three categories; content-rich blogs or other individually published sites, typically generating less than one million dollars in revenues; early stage revenue sites, typically generating between one and five million dollars in annual revenues; and later stage revenue sites, typically generating greater than five million dollars in annual revenues. We intend to continue to pursue selected acquisition or partnership opportunities in our core markets and in adjacent markets for products with similar characteristics.

Platform & Content

Our integrated content platform consists of a network of websites that we complement with targeted in-person events. At critical stages of the purchase decision process, these content offerings meet IT professionals’ needs for expert, peer and IT vendor information, and provide a platform on which IT vendors can launch targeted marketing campaigns that generate measurable, high ROI.

The diagram below provides a representation of the media services provided by our platform and the media groups we currently use to categorize our content offerings:

The Most Targeted IT Media *Reaching Technology Buyers in Specific Markets*

Opt-in E-Newsletters
Contextual Advertising
Sponsorship and Banners
Video
White Papers
Webcasts
Podcasts
Virtual Events
List Rentals
Software Comparisons
TechTarget
The Technology Media ROI Experts
IT Resources
ITKnowledgeExchange.com
Whatis.com
Bitpipe.com
KnowledgeStorm.com
CIO/IT Strategy
SearchCIO.com
SearchCIO-Midmarket.com
SearchDisasterRecovery.com
SearchCompliance.com
Storage
SearchStorage.com
SearchDataBackup.com
SearchSMBStorage.com
SearchStorage.co.UK
Vertical Software (2020software.com)
Construction
Accounting
Manufacturing
Medical
HR
Data Center/Platforms
SearchDataCenter.com
SearchEnterpriseLinux.com
SearchWindowsServer.com
SearchWinIT.com
SearchEnterpriseDesktop.com
Search400.com
Enterprise Applications
SearchCRM.com
SearchDataManagement.com
SearchSAP.com
SearchManufacturingERP.com
SearchOracle.com
SearchSQLServer.com
SearchExchange.com
SearchDomino.com
Virtualization
SearchServerVirtualization.com
SearchVMware.com
SearchCloudComputing.com
SearchVirtualDesktop.com
BrianMadden.com
Channel
SearchITChannel.com
SearchStorageChannel.com
SearchSecurityChannel.com
SearchSystemsChannel.com
SearchNetworkingChannel.com
Application Development
SearchSOA.com
SearchSoftwareQuality.com
TheServerSide.com
TheServerSide.NET
Ajaxian.com
SearchWinDevelopment.com
Security
SearchSecurity.com
SearchFinancialSecurity.com
SearchMidmarketSecurity.com
SearchSecurity.co.UK
Product Reviews
NotebookReview.com
DesktopReview.com
PrinterComparison.com
TabletPCReview.com
Brighthand.com
DigitalCameraReview.com
Networking
SearchNetworking.com
SearchEnterpriseWAN.com
SearchUnifiedCommunications.com
SearchMobileComputing.com
SearchTelecom.com

Updated 5-12-2009

Media Groups

Based upon the logical clustering of our users’ respective job responsibilities and the marketing focus of the products that our customers are advertising, we currently categorize our content offerings across ten distinct media groups. Each of these media groups services a wide range of IT vendor sectors and sub-sectors and is driven by the key areas of IT professionals’ interests described below:

•
Security. Every aspect of enterprise computing now depends on secure connectivity, data and applications. The security sector is constantly growing to adapt to new forms of threats and to secure new technologies such as mobile devices and wireless networks.  Compliance regulations along with highly publicized identity and intellectual property thefts are driving interest and investment in increasingly sophisticated security solutions that supplement common perimeter security solutions such as firewalls and antivirus software. Our online properties in this sector, SearchSecurity.com, SearchFinancialSecurity.com, SearchMidMarketSecurity.com and SearchSecurity.co.UK offer navigable and structured guides on IT vendor and technology solutions in key sub-sectors such as network security, intrusion defense, identity management and authentication, data and application security, and security information management software. Our annual Security Decisions conference anchors a calendar of topically-focused regional seminars on issues such as compliance monitoring and data protection.

•
Networking. Broadly defined, the networking market includes the hardware, software and services involved in the infrastructure and management of both Enterprise and Carrier voice and data networks.  As new sub-sectors of networking have emerged and grown in importance, IT networking professionals have increasingly focused their investments in such technologies as VoIP, wireless and mobile computing, and telecommunication technologies. Our online properties in this sector, SearchNetworking.com, SearchEnterpriseWAN.com, SearchUnifiedCommunications.com, SearchMobileComputing.com and SearchTelecom.com aim to address the specialized needs of these IT networking professionals by offering content targeted specifically to these emerging growth areas as well as key initiatives such as network security and access control, application visibility and performance monitoring, WAN acceleration and optimization, voice/data/video convergence, and remote office management and connectivity.

•
Storage. The storage sector consists of the market for disk storage systems and tape hardware and software that store and manage data. Growth is fueled by trends inherent in the industry, such as the ongoing need to maintain and supplement data stores, and by external factors, such as expanded compliance regulations and increased focus on disaster recovery solutions. These latter trends have driven overall storage growth and led to new specialized solutions such as remote replication software and information life cycle management solutions. At the same time, established storage sub-sectors, such as backup and SANs have been invigorated by new technologies such as disk-based backup, continuous data protection and storage virtualization. Our online properties in this sector, SearchStorage.com, SearchDataBackup.com, SearchSMBStorage.com, SearchDisasterRecovery.com and SearchStorage.co.UK address IT professionals seeking solutions in key sub-sectors such as fibre channel SANs, IP & iSCSI SANs, NAS, backup hardware and software, and storage management software. The audiences at our in-person Storage Decision conferences are comprised almost exclusively of storage decision makers from within IT organizations. These events are supplemented by regional seminars on topics such as backup and disaster recovery.

•
Data Center and Virtualization  Technologies. Data centers house the systems and components, such as servers, storage devices, routers and switches, utilized in large-scale, mission-critical computing environments.  A variety of trends and new technologies have reinvigorated the data center as a priority among IT professionals. Technologies, such as blade servers and server virtualization, have driven renewed investment in data center-class computing solutions. Server consolidation is now a focus, driven by the decline in large-scale computing prices relative to distributed computing models. These trends have put pressure on existing data center infrastructure and are driving demand for solutions that address this. For example, the deployment of high-density servers has led to increased heat output and energy consumption in data centers. Power and cooling have thus become a significant cost in IT budgets, making data center energy efficiency a priority.  Our key online properties in this sector provide targeted information on the IT vendors, technologies and solutions that serve these sub-sectors. Our properties in this sector  include  SearchDataCenter.com, covering disaster recovery, power and cooling, mainframe and UNIX servers, systems management, and server consolidation; SearchEnterpriseLinux.com, focused on Linux migration and infrastructures; Search400.com, covering mid-range computing;   and SearchServerVirtualization.com (both server/data center-class sites) covering the decision points and alternatives for implementing server virtualization and SearchVMware.com, focusing on managing and building out virtualized environments on the most widely-installed server virtualization platform. The solutions and sub-sectors addressed at Data Center Decisions, our event hosting key decision makers from large data center computing environments, mirror those covered on our sites. Our Data Center Decisions regional seminars cover server virtualization implementation and related issues.  We also cover servers, application and desktop solutions deployed in distributed computing environments. The dominant platform there, the Windows platform no longer represents an offering of discrete operating systems, but rather a diverse computing environment with its own areas of specialization around IT functions such as database administration and security. As Windows servers have become more stable and scalable, they have taken share in data centers, and currently represent one of the largest server sub-sectors.  Given the breadth of the Windows market, we have segmented our Windows-focused media based on IT professionals’ infrastructure responsibilities and purchasing focus. Our online properties in this sector include SearchWinServer.com, covering servers, storage, and systems management;  SearchSQLServer.com, SearchDomino.com, SearchExchange.com and SearchWinIT.com, each targeted toward senior management for distributed computing environments. This network of sites provides resources and advice to IT professionals pursuing solutions related to such topics as Windows backup and storage, server consolidation, and upgrade planning. SearchEnterpriseDesktop.com, SearchDesktopVirtualization.com, BrianMadden.com and LabMice.net all focus on the deployment and management of end-user computing environments. Combined with our two properties that focus on server virtualization, SearchDesktopVirtualization.com and BrianMadden.com, each focusing on desktop virtualization, give us a comprehensive offering addressing the in fast-growing area of virtualization technologies.  Our online offerings in this sector are supplemented by in-person regional seminars. Our BriForum conference focuses on desktop virtualization and related technologies.

•
CIO/IT Strategy Media Group. Our CIO/IT Strategy media group provides content targeted at Chief Information Officers, or CIOs, and senior IT executives, enabling them to make informed IT purchases throughout the critical stages of the purchase decision process. CIOs’ areas of interest generally align with the major sectors of the IT market; however, CIOs increasingly are focused on the alignment between IT and their businesses’ operations. Because businesses’ IT strategies vary significantly based upon company size, we have segmented the CIO market by providing specific guidance to CIOs of large enterprises, mid-market enterprises and SMBs.  Data center consolidation, compliance, ITIL/ IT service management, disaster recovery/business continuity, risk management and outsourcing (including software-as-a-service and cloud computing) have all drawn the attention of IT executives who need to understand the operational and strategic implications of these issues and technologies on their businesses. Accordingly, our targeted information resources for senior IT executives focus on ROI, implementation strategies, best practices and comparative assessment of vendor solutions related to these initiatives. Our online properties in this sector include SearchCIO-Midmarket.com which targets IT managers at small to medium-sized businesses. SearchCIO.com provides CIOs in large enterprises with strategic information focused on critical purchasing decisions. SearchCompliance.com provides advice on this strategic topic to IT and business executives and other senior IT managers.

•
Enterprise Applications. Our Enterprise Applications media group focuses on mission critical software for mid-sized and large companies such as databases and data management applications, enterprise resource planning, and customer facing applications such as CRM software.  Because these applications are critical to the overall success of the businesses that use them, there is a high demand for specialized information by IT and business professionals involved in their purchase, implementation, and ongoing support. Our properties in this sector include SearchCRM.com, SearchDataManagement.com, SearchOracle.com, SearchSAP.com and SearchManufacturingERP.com, which are leading online resources that provide this specialized information to support mission critical business applications. They cover CRM, business intelligence, data management, sales force automation, databases and ERP software.

•
Vertical Software.  The SMB market supports a high degree of specialization by software vendors, as applications are offered that address the business requirements of specific industry verticals such as construction, manufacturing, and many others. The purchase of these applications requires extensive up-front research by companies that, in many cases, may not have large or highly specialized IT staffs. Our web site 2020software.com helps decision-makers from small to mid-sized companies evaluate specialized business applications by providing side-by-side comparisons of the leading software providers in categories such as manufacturing, human resources, financial and accounting, and construction software. Users of the site can request further information and trial software downloads from multiple vendors in a single transaction, simplifying their research process. ConstructionSoftwareReview.com assists companies in evaluating and selecting construction software.

•
Application Development. The application development sector is comprised of a broad landscape of tools and languages that enable developers to build, customize and integrate software for their businesses. Our application development online properties focus on development in enterprise environments, the underlying languages such as .NET, Java and XML as well as related application development tools and integrated development environments or IDEs. Several trends have had a profound impact on this sector and are driving growth. The desire for more flexible and interoperable applications architecture continues to propel interest in SOA and web services technologies. Application integration, application testing and security, as well as AJAX and rich Internet applications, are also key areas of continuing focus for vendors and developers. Our online properties in this sector include TheServerSide.com and TheServerSide.NET which host independent communities of developers and architects using Java and .NET, respectively,  Ajaxian.com which serves developers of rich internet applications, SearchWinDevelopment.com serving Windows developers, SearchSoftwareQuality.com which offers content focused on application testing and quality assurance, SearchSOA.com which serves developers and architects building out service oriented architectures and working with related technologies. Our online properties are supplemented by domestic and international conferences on enterprise development technologies.

•
Channel. Our Channel properties address the information needs of channel companies—classified as resellers, value added resellers, solution providers, systems integrators, managed service providers, and consultants—in the IT market. As IT professionals have become more specialized, IT vendors actively have sought resellers with specific expertise in the vendors’ sub-sectors. Like IT professionals, channel solution providers now require more focused technical content in order to operate successfully in their sectors.  The resulting dynamics in the channel are well-suited to our integrated, targeted content strategy.  Our online properties in this sector include SearchITchannel.com, SearchStorageChannel.com, SearchSecurityChannel.com, SearchNetworkingChannel.com and SearchSystemsChannel.com. As channel companies resell service and support hardware, software and services from vendors in a particular IT sector, the key areas of focus tend to parallel those for the sub-sectors addressed by our IT-focused properties: for storage, backup, storage virtualization and network storage solutions such as fibre channel SANs, NAS, IP SANs; for security, intrusion defense, compliance and identity management; for networking, wireless, network security and VoIP; for systems, blade servers, consolidation and server virtualization. Our online properties are supplemented by in-person regional seminars.

•
TechnologyGuide.com operates a portfolio of Internet content sites that provide product reviews, price comparisons and user forums for technology products such as laptops, desktops and smartphones including NotebookReview.com™, Brighthand.com™ (covering smartphones) and TabletPCReview.com™, PrinterComparison.com, DesktopReview. com and DigitalCameraReview.com. These sites represent an ideal complement to our enterprise-IT-focused TechTarget sites because IT professionals purchase a large volume of laptops, desktops, smartphones and mobile computing devices. Thus, these sites offer additional, complementary, in-depth content for our IT audience, as well as access for our advertisers to the broader audiences that visit these sites for information.

User Generated Content and Vendor Content

ITKnowledgeExchange.com is a site devoted entirely to user generated content, and represents our most concentrated emphasis to date on facilitating peer to peer interaction amongst our users.  The site incorporates a number of important Web 2.0 features, such as the use of tag-based navigation that allows users to self-classify content, and wiki-based Q&A functionality that allows them to collaborate with each other to respond to inquiries submitted by other users.

Bitpipe.com and KnowledgeStorm.com are sites that we operate and that host vendor-provided content such as white papers, software downloads, videocasts  and webcasts.  Maintaining centralized collections of this vendor content helps our users conduct pre-purchase research more easily, and allows us to maximize the ability of this content to be found by search engines.  We provide contextually relevant inclusion of vendor content from Bitpipe.com and KnowledgeStorm.com on the other sites in our network.

Media Offerings

We use the following online and event offerings to provide IT vendors with numerous touch points to reach key IT decision makers and to provide IT professionals with highly specialized content across multiple forms of media. We are experienced in assisting advertisers to develop custom advertising programs that maximize branding and ROI. The following is a description of the services we offer:

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

Our lead generation offerings include the following:

o
White Papers. White papers are technical documents created by IT vendors to describe business or technical problems which are addressed by the vendors’ products or services. IT vendors pay us to have their white papers distributed to our users and receive targeted promotion on our relevant websites. Prior to viewing white papers, our registered members and visitors supply their corporate contact information and agree to receive further information from the vendor. The corporate contact and other qualification information for these leads are supplied to the vendor in real time through our proprietary lead management software.

o
Webcasts, Podcasts and Videocasts. IT vendors pay us to sponsor and host webcasts, podcasts, and videocasts that bring informational sessions directly to attendees’ desktops and, in the case of podcasts, directly to their mobile devices. As is the case with white papers, our users supply their corporate contact and qualification information to the webcast, podcast or videocast sponsor when they view or download the content. Sponsorship includes access to the registrant information and visibility before, during and after the event.

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

o
Promotional E-mails. IT vendors pay us to further target the promotion of their white papers, webcasts, podcasts or downloadable trial software by including their content in our periodic e-mail updates to registered users of our websites. Users who have voluntarily registered on our websites receive an e-mail update from us when vendor content directly related to their interests is listed on our sites.

o
List Rentals. We also offer IT vendors the ability to message relevant registered members on topics related to their interests. IT vendors can rent our e-mail and postal lists of registered members using specific criteria such as company size, geography or job title.

o
Contextual Advertising. Our contextual advertising programs associate IT vendor white papers, webcasts or other content on a particular topic with our related sector-specific content. IT vendors have the option to purchase exclusive sponsorship of content related to their product or category.

o
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

Customers

We market to IT vendors targeting a specific audience within an IT sector or sub-sector. We maintain multiple points of contact with our customers in order to provide support throughout a given organization and during critical stages of the sales cycle. As a result, individual customers often run multiple advertising programs with us in order to reach discrete portions of our targeted audience.  Our services are generally delivered under short-term contracts that run for the length of a given advertising program, typically less than 6 months in length. Since our founding in 1999, we have developed a broad customer base that now comprises approximately 1,400 active advertisers. During 2008, no one customer represented more than 10% of revenues and the quarterly renewal rate of our top 100 customers has consistently exceeded 90%.

Sales and Marketing

Since our inception in 1999, we have maintained an internal direct sales department that works closely with existing and potential customers to develop customized marketing programs that provide highly targeted access to IT professionals. We organize the sales force by the sector-specific media groups that we operate, as well as a national accounts team that works with our largest advertisers. We believe that our sector-specific sales organization and integrated approach to our service offerings allows our sales personnel to develop a high level of expertise in the specific sectors they cover, and to create effective marketing programs tailored to the customer’s specific objectives. As of December 31, 2008, our sales and marketing staff consisted of 206 people. The majority of our sales staff is located in our Needham, Massachusetts headquarters and our office in San Francisco, California.

We pursue a variety of marketing initiatives designed to support our sales activities by building awareness of our brand to IT vendors, and positioning ourselves as a ‘‘thought leader’’ in ROI-based marketing. These initiatives include purchasing online and event sponsorships in media vehicles that target the technology advertising market, as well as engaging in direct communications with the database of advertising contacts we have built since inception. Examples of our direct communications include selected direct mail updates on new product launches and initiatives. We also produce in-person events, videocasts and white papers for technology marketers where we provide information on the latest best practices in the field of online marketing. Additionally we publish a blog for marketers entitled “My Educated Guess”, which we use as a thought leadership vehicle to promote our ideas and viewpoints on a myriad of online subjects.

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

Technological Infrastructure

We have developed an expandable operations infrastructure using hardware and software systems from established IT vendors to maintain our websites and online offerings. Our system hardware is co-located at an offsite data center. All of the critical components of the system are redundant, allowing us to withstand unexpected component failure and to undergo maintenance and upgrades. Our infrastructure is scalable, enabling us to make incremental additions that fit into the existing environment as our system requirements grow based on traffic and member growth. Our critical data is copied to backup tapes daily, which are sent to an off-site storage facility. We maintain a quality assurance process to monitor constantly our servers, processes and network connectivity. We have implemented these various redundancies and backup systems in order to minimize the risk associated with damage from fire, power loss, telecommunications failure, break-ins, computer viruses and other events beyond our control. We believe that continued development of our technological infrastructure is critical to our success. We have made, and expect to continue to make, technological improvements in this infrastructure to improve our ability to service our users and customers.

Competition

We compete for potential advertisers with a number of different types of companies, including: broad-based media outlets, such as television, newspapers and business periodicals that are designed to reach a wide audience; general purpose portals and search engines; and offline and online offerings of media companies that produce content specifically for IT professionals. The market for advertisers is highly competitive, and in each of the sectors we serve as well as across the services we offer, our primary competitors are the media companies that produce content specifically for IT professionals. Our three primary competitors for advertisers, each of which possess substantial resources to compete, are United Business Media, International Data Group and Ziff Davis Enterprise, Inc. In the online market we generally compete on the basis of target audience, quality and uniqueness of information content, ease of use of our websites for IT professionals, and the quality and quantity of sales leads generated for advertisers. Our events generally compete on the basis of the quality and integrity of our content offerings, the quality of our attendees, and the ability to provide events that meet the needs of particular sector segments. As with the competition for advertisers, we compete for the users who comprise our target audiences primarily with the media companies that produce content specifically for IT professionals such as United Business Media, International Data Group and Ziff Davis Enterprise, Inc.

User Privacy

We gather in-depth business information about our registered members who elect to provide us information through one or more of the online registration forms displayed on our websites, as well as through tracking certain behavioral activity of users of our sites. We post our privacy policy on our websites so that our users can access and understand the terms and conditions applicable to the collection and use of that information. Our privacy policy also discloses the types of information we gather, how we use it, and how a user can correct or change this information. Our privacy policy also explains the circumstances under which we share this information and with whom. Users who register for our websites have the option of indicating specific areas of interest in which they are willing to receive offers via e-mail or postal mail; these offers contain content created either by us or our third-party IT vendor customers. To protect our disclosures and obligations to our users, we impose constraints that are generally consistent with our commitments to our user community on the customers to whom we provide user data. Additionally, when we provide lists to third parties, including to our advertiser customers, it is under contractual terms that are generally consistent with our obligations to our users and with applicable laws and regulations.

Consumer Protection Regulation

General. Advertising and promotional activities presented to visitors on our websites are subject to federal and state consumer protection laws that regulate unfair and deceptive practices. We are also subject to various other federal and state consumer protection laws, including the ones described below.

CAN-SPAM Act. Effective January 1, 2004, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the CAN-SPAM Act, became effective. The CAN-SPAM Act regulates commercial e-mails and provides a right on the part of the recipient to request the sender to stop sending messages, and establishes penalties for the sending of e-mail messages that are intended to deceive the recipient as to source or content. Under the CAN-SPAM Act, senders of commercial e-mails (and other persons who initiate those e-mails) are required to make sure that those e-mails do not contain false or misleading transmission information. Commercial e-mails are required to include a valid return e-mail address and other subject heading information so that the sender and the Internet location from which the message has been sent are accurately identified. Recipients must be furnished with an electronic method of informing the sender of the recipient’s decision not to receive further commercial e-mails. In addition, the e-mail must include a postal address of the sender and notice that the e-mail is an advertisement. The CAN-SPAM Act may apply to the e-newsletters that our websites distribute to registered members and to some of our other commercial e-mail communications. However, on May 12, 2008, the FTC issued additional regulations related to the CAN-SPAM Act, including interpretations of the Act that indicate that e-newsletters, such as those we distribute to our registered members, would be exempt from most of the provisions of the CAN-SPAM Act. At this time, we are applying the CAN-SPAM requirements to these e-mail communications, and believe that our e-mail practices comply with the requirements of the CAN-SPAM Act.

Other Consumer Protection Regulation. The FTC and many state attorneys general are applying federal and state consumer protection laws to require that the online collection, use and dissemination of data, and the presentation of Web site content, comply with certain standards for notice, choice, security and access.  Courts may also adopt these developing standards.  In many cases, the specific limitations imposed by these standards are subject to interpretation by courts and other governmental authorities.  In addition, on December 20, 2007, the FTC published for public comment proposed principles to address consumer privacy issues that may arise from so-called “behavioral targeting” (i.e. the tracking of a user’s online activities in order to deliver advertising tailored to his or her interests) and to encourage industry self-regulation. On February 12, 2009, following public comment, the FTC released a Staff Report with its revised principles for self-regulation of behavioral targeting.  Although the FTC excluded from the principles both “first-party” behavioral advertising and contextual advertising,  with respect to other types of behavioral targeting that include the storage of more, and potentially sensitive, data or that collects information outside of the “traditional Web site context” (such as through a mobile device or by an ISP), the FTC has stated that it will continue to evaluate self-regulatory programs. We believe that we are in compliance with the consumer protection standards that apply to us, but a determination by a state or federal agency or court that any of our practices do not meet these standards could create liability to us, result in adverse publicity and affect negatively our businesses.  New interpretations of these standards could also require us to incur additional costs and restrict our business operations.

In addition, several foreign governmental bodies, including the European Union, the United Kingdom and Canada have regulations dealing with the collection and use of personal information obtained from their citizens, some of which we may be subject to as a result of the expansion of our business internationally.  We believe that we are in compliance with the regulations that apply to us, however, such laws may be modified and new laws may be enacted in the future. Any such developments (or developments stemming from enactment or modification of other laws) or the failure to anticipate accurately the application or interpretation of these laws could create liability to us, result in adverse publicity and affect negatively our businesses.

Intellectual Property

We regard our copyrights, domain names, trademarks, trade secrets and similar intellectual property as critical to our success, and rely upon copyright, trademark and trade secrets laws, as well as confidentiality agreements with our employees and others, and protective contractual provisions to protect the proprietary technologies and content that we have developed. We pursue the registration of our material trademarks in the United States and elsewhere. Currently, our TechTarget trademark and logo, as well as the KnowledgeStorm and certain other marks and logos are registered federally in the United States and selected foreign jurisdictions and we have applied for U.S. and foreign registrations for various other marks. In addition, we have registered over 1000 domain names that are or may be relevant to our business, including ‘‘www.techtarget.com,’’ “www.knowledgestorm.com,” ‘‘www.bitpipe.com,’’ “www.technologyguide.com” and those leveraging the ‘‘search’’ prefix used in the branding of many of our websites. We also incorporate a number of third-party software products into our technology platform pursuant to relevant licenses. Some of this software is proprietary and some is open source. We use third-party software to maintain and enhance, among other things, the content generation and delivery, and support our technology infrastructure. We are not substantially dependent upon these third-party software licenses and we believe the licensed software is generally replaceable, by either licensing or purchasing similar software from another vendor or building the software functions ourselves.

Employees

As of December 31, 2008, we had approximately 527 employees. Our current employees are not represented by a labor union and are not the subject of a collective bargaining agreement. We believe that we have a good relationship with our employees.

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

Risks Related to Our Business

The current economic recession and declining general economic, business, or industry conditions may continue to adversely affect the business of the Company, as well as our ability to forecast financial results.

The domestic and international economies continue to experience a significant recession. This recession has been magnified by the tightening of the availability and cost of credit, inflation, volatile energy costs, geopolitical issues, a declining U.S. real estate market, decreased business and consumer confidence and increased unemployment. These and other macro-economic conditions have contributed to increased volatility and diminished expectations for the global economy and expectations of future global economic growth. If the economic climate in the U.S. and abroad does not improve or continues to deteriorate, our customers or potential customers could reduce or delay their purchases of our offerings, which would adversely impact our revenues and our ability to sell our offerings, collect customer receivables and, ultimately, our profitability. Additionally, future economic conditions currently have an increased degree of inherent uncertainty. As a result, it is more difficult to estimate the level of growth or contraction for the economy as a whole, as well as for the various sectors of the economy, such as the IT market. Because all components of our budgeting and forecasting are dependent upon estimates of growth or contraction in the IT market and demand for our offerings, the prevailing economic uncertainties render accurate estimates of future income and expenditures very difficult to make.  We cannot predict the effect or duration of this economic slowdown or the timing or strength of a subsequent economic recovery, worldwide or in the IT industry. Further adverse changes may occur as a result of soft global, domestic or regional economic conditions, wavering consumer confidence, unemployment, declines in stock markets, contraction of credit availability, or other factors affecting economic conditions generally. These changes may negatively affect the sales of our offerings, increase exposure to losses from bad debts, increase the cost and decrease the availability of financing, or increase the risk of loss on investments.

Financial market instability and continued uncertain conditions in the United States and global economies have in the past and could in the future adversely affect our revenues and operating results.

We believe that the instability affecting the financial markets and a further deterioration in the current business climate within the United States and/or other geographic regions in which we do business have had, and could continue to have, a negative impact on our revenue and operating results.  Because all of our clients are in the IT industry, the success of our business is intrinsically linked to the health, and subject to market conditions, of the IT industry. Regional, domestic and global economic weakness and uncertainty, and the limited access to sources of traditional capital and/or debt have resulted in some companies reassessing their spending, including for technology projects. In turn, many of our customers have reassessed and will, for the foreseeable future, be likely to continue to scrutinize their spending on advertising campaigns.  Prior market downturns in the IT industry have resulted in  declines in advertising spending, which can cause longer sales cycles, deferral or delay of purchases by IT vendors and generally reduced expenditures for advertising and related services. Our revenues and profitability depend on the overall demand for advertising services from our customers. We believe that demand for our offerings has been in the past, and could be in the future, disproportionately affected by fluctuations, disruptions, instability or downturns in the economy and the IT industry, which may cause customers and potential customers to exit the industry or delay, cancel or reduce any planned expenditures for our advertising offerings. Furthermore, competitors may respond to market conditions by lowering prices and attempting to lure away our customers and prospects to lower cost offerings.  In addition, a slowdown in the formation of new IT companies, or a decline in the growth of existing IT companies, would cause a decline in demand for our offerings.

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

Our quarterly operating results are subject to fluctuations, and these fluctuations may adversely affect the trading price of our common stock.

We have experienced and expect to experience fluctuations in our quarterly revenues and operating results. Our quarterly revenues and operating results may fluctuate from quarter to quarter due to a number of factors, many of which are outside of our control. In addition to the factors described elsewhere in this ‘‘Risk Factors’’ section, these factors include:

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

The primary source of our revenues is the sale of advertising to our customers, and we expect that this will continue to be the case for the foreseeable future. Our advertising contracts are primarily short-term, typically less than 6 months, and are generally subject to termination without substantial penalty by the customer at any time, generally with minimal notice requirements. We cannot assure you that our current customers will fulfill their obligations under their existing contracts, continue to participate in our existing programs beyond the terms of their existing contracts or enter into any additional contracts for new programs that we offer. If a significant number of advertisers or a few large advertisers decided not to continue advertising on our websites or conducting or sponsoring events, we could experience a rapid decline in our revenues over a relatively short period of time.

If we are unable to deliver content and services that attract and retain users, our ability to attract advertisers may be affected, which could in turn have an adverse affect on our revenues.

Our future success depends on our ability to deliver original and compelling content and services to attract and retain users. Our user base is comprised of corporate IT professionals who demand specialized websites and events tailored to the sectors of the IT products for which they are responsible and that they purchase. Our content and services may not be attractive to a sufficient number of users to attract advertisers and generate revenues consistent with our estimates. We also may not develop new content or services in a timely or cost-effective manner. Our ability to develop and produce this specialized content successfully is subject to numerous uncertainties, including our ability to:

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

The market for advertising has fluctuated over the past few years. If we are unable to maintain historical pricing levels for advertising on our websites and for sponsorships at our events, our revenues could be adversely affected.

Competition for advertisers is intense, and we may not compete successfully which could result in a material reduction in our market share, the number of our advertisers and our revenues.

We compete for potential advertisers with a number of different types of offerings and companies, including: broad-based media outlets, such as television, newspapers and business periodicals that are designed to reach a wide audience; general purpose portals and search engines; and offline and online offerings of media companies that produce content specifically for IT professionals, including International Data Group, United Business Media and Ziff Davis Enterprise. Advertisers may choose our competitors over us not only because they prefer our competitors’ online and events offerings to ours, but also because advertisers prefer to utilize other forms of advertising offered by our competitors that are not offered by us. Although less than 5% of our revenues for the year ended December 31, 2008 were derived from advertisers located outside of North America, as we continue to expand internationally, as we have in 2008 by operating our own websites in the United Kingdom, we expect to compete with many of the competitors mentioned above, as well as with established media companies based in particular countries or geographical regions. Many of these foreign-based media companies will be larger than we are and will have established relationships with local advertisers. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. As a result, we could lose market share to our competitors in one or more of our businesses and our revenues could decline.

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

Building and maintaining recognition of our brands is critical to attracting and expanding our online user base and attendance at our events. We intend to continue to build existing brands and introduce new brands that will resonate with our targeted audiences, but we may not be successful. In order to promote these brands, in response to competitive pressures or otherwise, we may find it necessary to increase our marketing budget, hire additional marketing and public relations personnel or otherwise increase our financial commitment to creating and maintaining brand loyalty among our clients. If we fail to promote and maintain our brands effectively, or incur excessive expenses attempting to promote and maintain our brands, our business and financial results may suffer.

Given the tenure and experience of our Chief Executive Officer and President, and their guiding roles in developing our business and growth strategy since our inception, our growth may be inhibited or our operations may be impaired if we were to lose the services of either of them.

Our growth and success depends to a significant extent on our ability to retain Greg Strakosch, our Chief Executive Officer, and Don Hawk, our President, who founded the company and have developed, engineered and stewarded the growth and operation of our business since its inception. The loss of the services of either of these persons could inhibit our growth or impair our operations and cause our stock price to decline.

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

We may fail to identify or successfully acquire and integrate businesses, services and technologies that would otherwise enhance our service offerings to our customers and users, and as a result our revenues may decline or fail to grow.

We have acquired, and in the future may acquire or invest in, complementary businesses, services or technologies. Acquisitions and investments involve numerous risks including:

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

Changes in laws and standards relating to data collection and use practices and the privacy of Internet users and other data could impair our efforts to maintain and grow our audience and thereby decrease our advertising revenue.

We collect information from our users who register on our websites or for services, or respond to surveys. Subject to each user’s permission (or right to decline, which we refer to as an ‘‘opt-out’’), we may use this information to inform our users of services that they have indicated may be of interest to them. We may also share this information with our advertising clients for registered members who have elected to receive additional promotional materials and have granted us permission to share their information with third parties. The U.S. federal and various state governments have adopted or proposed limitations on the collection, distribution and use of personal information of Internet users. Several foreign jurisdictions, including the European Union, the United Kingdom and Canada, have adopted legislation (including directives or regulations) that may increase the requirements for collecting, or limit our collection and use of, information from Internet users in these jurisdictions. In addition, growing public concern about privacy, data security and the collection, distribution and use of personal information has led to self-regulation of these practices by the Internet advertising and direct marketing industry, and to increased federal and state regulation. Because many of the proposed laws or regulations are in their early stages, we cannot yet determine the impact these regulations may have on our business over time. Although, to date, our efforts to comply with applicable federal and state laws and regulations have not hurt our business, additional, more burdensome laws or regulations, including consumer privacy and data security laws, could be enacted or applied to us or our customers. Such laws or regulations could impair our ability to collect user information that helps us to provide more targeted advertising to our users, thereby impairing our ability to maintain and grow our audience and maximize advertising revenue from our advertising clients. Additionally, the US Federal Trade Commission (the “FTC”) and many state attorneys general are applying federal and state consumer protection laws to require that the online collection, use and dissemination of data, and the presentation of Web site content, comply with certain standards for notice, choice, security and access.  Courts may also adopt these developing standards.  In many cases, the specific limitations imposed by these standards are subject to interpretation by courts and other governmental authorities.  In addition, on December 20, 2007, the FTC published for public comment proposed principles to address consumer privacy issues that may arise from so-called “behavioral targeting” (i.e. the tracking of a user’s online activities in order to deliver advertising tailored to his or her interests) and to encourage industry self-regulation. On February 12, 2009, following public comment, the FTC released a Staff Report with its revised principles for self-regulation of behavioral targeting. Although the FTC currently appears to be less concerned with the “first-party” behavioral and contextual advertising than other types of behavioral targeting that include the storage of more, and potentially sensitive, data or that collects information outside of the “traditional Web site context” (such as through a mobile device or by an ISP), the FTC has stated that it will continue to evaluate self-regulatory programs. In the event of additional legislation in this area, our ability to effectively target our users may be limited. We believe that we are in compliance with the consumer protection standards that apply to us, but a determination by a state or federal agency or court that any of our practices do not meet these standards could create liability to us, result in adverse publicity and affect negatively our businesses.  New interpretations of these standards could also require us to incur additional costs and restrict our business operations.  In addition, several foreign governmental bodies, including the European Union, the United Kingdom and Canada have regulations dealing with the collection and use of personal information obtained from their citizens, some of which we may be subject to as a result of the expansion of our business internationally. We believe that we are in compliance with the regulations that apply to us, however, such laws may be modified and new laws may be enacted in the future. Any such developments (or developments stemming from enactment or modification of other laws) or the failure to anticipate accurately the application or interpretation of these laws could create liability to us, result in adverse publicity and affect negatively our businesses.

There are a number of risks associated with expansion of our business internationally that could adversely affect our business.

We have over 11 license and other arrangements in various countries and maintain direct presences in the United Kingdom and India. In addition to facing many of the same challenges we face domestically, there are additional risks and costs inherent in expanding our business in international markets, including:

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

Our operations are dependent on our communications systems and computer hardware, all of which are located in data centers operated by third parties. These systems could be damaged by fire, floods, earthquakes, power loss, telecommunication failures and similar events. Our insurance policies have limited coverage levels for loss or damages in these events and may not adequately compensate us for any losses that may occur. In addition, terrorist acts or acts of war may cause harm to our employees or damage our facilities, our clients, our clients’ customers and vendors, or cause us to postpone or cancel, or result in dramatically reduced attendance at, our events, which could adversely impact our revenues, costs and expenses and financial position. We are predominantly uninsured for losses and interruptions to our systems or cancellations of events caused by terrorist acts and acts of war.

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

We may experience service disruptions for the following reasons:

•	occasional scheduled maintenance;
•	equipment failure;
•	volumes of visits to our websites that exceed our infrastructure’s capacity; and
•	natural disasters, telecommunications failures, power failures, other system failures, maintenance, viruses, hacking or other events outside of our control.

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

We will continue to incur significant legal, accounting and other expenses as a public company. The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC and the Nasdaq Stock Market, or Nasdaq, has imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, these rules and regulations may require us to incur substantial costs to maintain the same or similar director and officer liability insurance coverage.

In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, although we have completed our system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, ongoing compliance with Section 404 requires that we continue to incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and have engaged outside accounting and advisory services with appropriate public company experience and technical accounting knowledge to assist with these ongoing compliance efforts. If we or our independent registered public accounting firm identifies future deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, as was the case for the year-end audit of 2008, the market price of our stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which would require additional financial and management resources.

If we do not maintain proper and effective disclosure controls and procedures and internal controls over financial reporting, our ability to produce accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business and investors’ views of us.

Ensuring that we have adequate disclosure controls and procedures, including internal financial and accounting controls and procedures, in place to help ensure that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. On an ongoing basis, both we and our independent auditors will be documenting and testing our internal controls and procedures in connection with the requirements of Section 404 of the Sarbanes-Oxley Act and, as part of that documentation and testing, identifying areas for further attention and improvement. Implementing any appropriate changes to our internal controls may entail substantial costs in order to modify our existing accounting systems, take a significant period of time to complete and distract our officers, directors and employees from the operation of our business. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements may seriously affect our stock price. Due to the internal financial and accounting controls and procedures deficiencies detailed elsewhere herein, we have also concluded that our disclosure controls and procedures are inadequate. Also, as detailed elsewhere herein, we have undertaken remediation efforts to address the deficiencies in our internal financial and accounting controls and procedures and expect that as a result of implementing those remedial steps that are disclosure controls will be adequate.

Our ability to raise capital in the future may be limited.

Our business and operations may consume resources faster than we anticipate. In the future, we may need to raise additional funds to expand our sales and marketing and service development efforts or to make acquisitions. Additional financing may not be available on favorable terms, if at all. If adequate funds are not available on acceptable terms, we may be unable to fund the expansion of our sales and marketing and research and development efforts or take advantage of acquisition or other opportunities, which could seriously harm our business and operating results. If we incur debt, the debt holders would have rights senior to common stockholders to make claims on our assets and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future securities offerings reducing the market price of our common stock and diluting their interest.

The impairment of a significant amount of goodwill and intangible assets on our balance sheet could result in a decrease in earnings and, as a result, our stock price could decline.

In the course of our operating history, we have acquired assets and businesses. Some of our acquisitions have resulted in the recording of a significant amount of goodwill and/or intangible assets on our financial statements. We had approximately $106 million of goodwill and net intangible assets as of December 31, 2008. The goodwill and/or intangible assets were recorded because the fair value of the net tangible assets acquired was less than the purchase price. We may not realize the full value of the goodwill and/or intangible assets. As such, we evaluate goodwill and other intangible assets with indefinite useful lives for impairment on an annual basis or more frequently if events or circumstances suggest that the asset may be impaired. We evaluate other intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. If goodwill or other intangible assets are determined to be impaired, we will write off the unrecoverable portion as a charge to our earnings. If we acquire new assets and businesses in the future, as we intend to do, we may record additional goodwill and/or intangible assets. The possible write-off of the goodwill and/or intangible assets could negatively impact our future earnings and, as a result, the market price of our common stock could decline.

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

The trading value of our common stock may be volatile and decline substantially; Current Nasdaq non-Compliance.

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

We are also currently not in compliance with the filing requirements under Nasdaq Marketplace Rule 4310(c)(14) due to our failure to timely file periodic reports with the Securities and Exchange Commission.  Based on our correspondence with Nasdaq, we understand that we will not be delisted from the Nasdaq Global Market as long as we regain compliance with these filing requirements on or prior to September 28, 2009.  If we are unable to regain compliance with these filing requirements, or if Nasdaq otherwise determines to delist us from the Nasdaq Global Market, then trading in our common stock could become more volatile and the volume of trading could decline substantially.

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

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. A large portion of our outstanding shares of common stock are held by our officers, directors and affiliates. Two of our affiliates are venture capital funds, which are typically structured to have a finite life. As these venture capital funds approach or pass the life of the fund, their decision to sell or hold our stock may be based not only on the underlying investment merits of our stock, but also on the requirements of their internal fund structure. Our directors, executive officers and affiliates beneficially own approximately 29 million shares of our common stock, which represents 69% of our shares outstanding as of June 30, 2009. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline substantially.

A limited number of stockholders will have the ability to influence the outcome of director elections and other matters requiring stockholder approval.

Our directors, executive officers and affiliates beneficially own approximately 69% of our outstanding common stock. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the election of directors, the amendment of our certificate of incorporation and bylaws and the approval of mergers or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by other stockholders.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our corporate headquarters are located in Needham, Massachusetts, where we currently lease 93,069 square feet of office space 75,326 square feet of which expires in December 2009 and 17,743 square feet expires in March 2010.  We also lease 12,995 square feet of office space in San Francisco, California which expires January 2013, 7,861 square feet of office space in Westborough, Massachusetts which expires in December 2009, and 25,762 square feet of office space in Alpharetta, Georgia which expires in November, 2010.  We do not own any real property.  We believe that our leased facilities are, in general, in good operating condition and adequate for our current operations and that additional leased space can be obtained if needed.

Item 3.  Legal Proceedings

We are not currently a party to any material litigation and we are not aware of any pending or threatened litigation against us that could have a material adverse effect on our business, operating results or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2008 through the solicitation of proxies or otherwise.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the Nasdaq Global Market under the trading symbol “TTGT”. The following table sets forth the high and low sales prices of our common stock, as reported by the Nasdaq Global Market, for each quarterly period since our initial public offering:

	High	Low
Fiscal 2008
Quarter ended March 31, 2008	$15.23	$10.49
Quarter ended June 30, 2008	$15.11	$10.56
Quarter ended September 30, 2008	$10.45	$6.00
Quarter ended December 31, 2008	$6.67	$2.31

Fiscal 2007
Quarter ended June 30, 2007 (since May 16, 2007)	$16.20	$12.50
Quarter ended September 30, 2007	$18.69	$11.00
Quarter ended December 31, 2007	$17.81	$11.69

The closing sale price of our common stock, as reported by the Nasdaq Global Market, was $4.00 on June 30, 2009.

Holders

As of June 30, 2009 there were approximately 158 stockholders of record of our common stock based on the records of our transfer agent.

Dividends

We did not declare or pay any cash dividends on our common stock during the three most recent fiscal years. We currently intend to retain earnings, if any, to fund the development and growth of our business and do not anticipate paying other cash dividends on our common stock in the foreseeable future. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, cash needs and growth plans.

Recent Sales of Unregistered Securities

Since January 1, 2006, we have issued the following securities that were not registered under the Securities Act:

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

(c) Exercises of Warrants

During 2008, we issued 6,886 shares of our common stock upon the cashless exercise of warrants.  We did not receive any consideration from the cashless exercises apart from the surrender of the underlying warrants.

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

As a result of the IPO, we raised a total of $83.2 million in net proceeds after deducting underwriting discounts and commissions of approximately $6.4 million and offering expenses of approximately $2.3 million.  In May 2007 we repaid $12.0 million that we had borrowed against our revolving credit facility in conjunction with the acquisition of TechnologyGuide.com in April 2007.  In November 2007 we acquired KnowledgeStorm, Inc. for approximately $58 million, consisting of approximately $52 million in cash and 359,820 shares of unregistered common stock of TechTarget valued at $6.0 million.  In November 2008 we acquired The Brian Madden Company LLC for approximately $1.3 million in cash.

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

Equity Compensation Plan Information

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth under “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in Item 12 below.

Stock Performance Graph

The following graph compares the cumulative total return to stockholders of our common stock for the period from May 16, 2007, the date of our initial public offering, to December 31, 2008, to the cumulative total return of the Russell 2000 Index and the S&P 500 Media Industry Index for the same period.  This graph assumes the investment of $100.00 on May 16, 2007 in our common stock, the Russell 2000 Index and the S&P 500 Media Industry Index and assumes any dividends are reinvested.

COMPARATIVE STOCK PERFORMANCE
Among TechTarget, Inc.
The Russell 2000 Index and
The S&P 500 Media Industry Index

COMPARISON OF 20 MONTH CUMULATIVE TOTAL RETURN*

$140
$120
$100
$80
$60
$40
$20
$0
5/07
6/07
9/07
12/07
3/08
6/08
9/08
12/08
TechTarget Inc
Russell 2000 Index
S&P 500 Media Industry Index

*$100 invested on 5/16/07 in stock & index-including reinvestment of dividends.
Fiscal year ending December 31.

	May 17, 2007	June 30, 2007	September 30, 2007	December 31, 2007	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008

TechTarget Inc	$100.00	$98.85	$130.00	$113.69	$109.00	$81.23	$53.85	$33.23
Russell 2000 Index	$100.00	$101.82	$98.67	$94.15	$84.83	$85.33	$84.38	$62.34
S&P 500 Media Industry Index	$100.00	$98.57	$91.61	$83.67	$77.97	$74.62	$68.44	$52.44

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

Item 6.  Selected Consolidated Financial Data

The consolidated balance sheet as of December 31, 2007 and the consolidated statements of operations for the fiscal years ended December 31, 2007 and 2006 have been restated as set forth in this 2008 Form 10-K. The data for the consolidated balance sheets as of December 31, 2006, 2005 and 2004 and the consolidated statements of operations for the fiscal years ended December 31, 2005 and 2004 have been restated to reflect the impact of the revenue and provision for income tax adjustments, but such restated data have not been audited and is derived from the books and records of the Company. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K to fully understand factors that may affect the comparability of the information presented below. The information presented in the following tables has been adjusted to reflect the restatement of the Company’s financial results, which is more fully described in the “Explanatory Note” immediately preceding Part I, Item 1 and in Note 2, “Restatement of Previously Issued Financial Statements” in the Notes to the Consolidated Financial Statements of this Form 10-K.

	Years Ended December 31,
	2008	2007	2006	2005	2004
		As restated	As restated	As restated	As restated
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenues:
Online	$77,373	$61,353	$51,372	$43,715	$29,723
Events	22,786	24,254	19,708	14,595	9,647
Print	4,385	6,643	8,119	8,501	5,915
Total revenues	104,544	92,250	79,199	66,811	45,285

Cost of revenues:
Online (1)	21,404	15,575	12,988	10,476	7,632
Events (1)	9,531	8,611	6,493	6,202	5,948
Print (1)	2,156	3,788	5,339	5,322	3,073
Total cost of revenues	33,091	27,974	24,820	22,000	16,653

Gross profit	71,453	64,276	54,379	44,811	28,632

Operating expenses:
Selling and marketing (1)	33,481	28,048	20,305	18,174	15,138
Product development (1)	10,995	7,320	6,295	5,756	4,111
General and administrative (1)	14,663	12,592	8,756	7,617	11,756
Depreciation	2,406	1,610	1,144	1,792	1,168
Amortization of intangible assets	5,306	4,740	5,029	5,172	1,304
Restructuring charge	1,494	-	-	-	-
Total operating expenses	68,345	54,310	41,529	38,511	33,477

Operating income (loss)	3,108	9,966	12,850	6,300	(4,845)

Interest income (expense), net	1,440	1,831	321	(30)	143

Income (loss) before provision for (benefit from) income taxes	4,548	11,797	13,171	6,270	(4,702)

Provision for (benefit from) income taxes	2,784	5,252	5,658	(4,036)	32

Net income (loss)	$1,764	$6,545	$7,513	$10,306	$(4,734)

Net income (loss) per common share (2):
Basic	$0.04	$0.09	$(0.42)	$(0.04)	$(1.53)
Diluted	$0.04	$0.08	$(0.42)	$(0.04)	$(1.53)

Weighted average common shares outstanding:
Basic	41,424,920	28,384,303	7,824,374	7,370,680	7,594,470
Diluted	43,439,619	31,346,738	7,824,374	7,370,680	7,594,470

Other Data:
Adjusted EBITDA (unaudited) (3)	$20,985	$22,150	$20,273	$13,342	$3,910

	As of December 31,
	2008	2007 (restated)	2006 (restated)	2005 (restated)	2004 (restated)
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$69,568	$62,001	$30,830	$46,879	$7,214
Total assets	210,012	202,488	94,156	96,516	92,920
Total liabilities	19,075	25,155	24,309	36,269	43,295
Total redeemable convertible preferred stock	-	-	136,766	126,004	115,383
Total stockholders' equity (deficit)	190,937	177,334	(66,919)	(65,756)	(65,758)

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands)
(1) Amounts include stock-based compensation expense as follows:
Cost of online revenue	$407	$189	$87	$-	$78
Cost of events revenue	91	53	31	-	236
Cost of print revenue	6	15	12	-	-
Selling and marketing	4,813	2,999	606	-	1,025
Product development	473	334	90	-	7
General and administrative	2,881	2,244	424	78	4,937
Total	$8,671	$5,834	$1,250	$78	$6,283	(a)

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

(2)
Basic and diluted net income (loss) per common share is computed by dividing the net income (loss) applicable to common stockholders by the basic and diluted weighted-average number of common shares outstanding for the fiscal period.  See "Note 3 of our Notes to Consolidated Financial Statements."

(3)	The following table reconciles net income (loss) to Adjusted EBITDA for the periods presented and is unaudited:

	Years Ended December 31,
	2008	2007 (restated)	2006 (restated)	2005 (restated)	2004 (restated)
	(in thousands)

Net income (loss)	$1,764	$6,545	$7,513	$10,306	$(4,734)
Interest income (expense), net	1,440	1,831	321	(30)	143
Provision for (benefit from) income taxes	2,784	5,252	5,658	(4,036)	32
Depreciation	2,406	1,610	1,144	1,792	1,168
Amortization of intangible assets	5,306	4,740	5,029	5,172	1,304
EBITDA	10,820	16,316	19,023	13,264	(2,373)
Stock-based compensation	8,671	5,834	1,250	78	6,283 (a)
Restructuring charge	1,494	-	-	-	-
Adjusted EBITDA	$20,985	$22,150	$20,273	$13,342	$3,910

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

Adjusted EBITDA is a metric used by management to measure operating performance. EBITDA represents net income (loss) before interest income (expense) net, provision for (benefit from) income taxes, depreciation and amortization. Adjusted EBITDA represents EBITDA as further adjusted to exclude stock-based compensation and restructuring charges. We present Adjusted EBITDA as a supplemental performance measure because we believe it facilitates operating performance comparisons from period to period and company to company by backing out potential differences caused by variations in capital structures (affecting interest expense), tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses), the age and book depreciation of fixed assets (affecting relative depreciation expense), and the impact of non-cash stock-based compensation expense costs. Because Adjusted EBITDA facilitates internal comparisons of operating performance on a more consistent basis, we also use Adjusted EBITDA in measuring our performance relative to that of our competitors. We also use Adjusted EBITDA in connection with our compensation of our executive officers and senior management. Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income, operating income or any other performance measures derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our profitability or liquidity. We understand that although Adjusted EBITDA is frequently used by securities analysts, lenders and others in their evaluation of companies, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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

The following information has been adjusted to reflect the restatement of our financial results, which is more fully described in the “Explanatory Note” immediately preceding Part I, Item 1 and in Note 2, “Restatement of Previously Issued Financial Statements” in Notes to the Consolidated Financial Statements of this Form 10-K.

Overview

Background

We are a leading provider of specialized online content that brings together buyers and sellers of corporate IT products. We sell customized marketing programs that enable IT vendors to reach corporate IT decision makers who are actively researching specific IT purchases.

Our integrated content platform consists of a network of websites that we complement with targeted in-person events. Prior to December 2008, we also published a limited number of highly targeted print magazines in which IT vendors could reach IT professionals. As of December 2008, we discontinued publishing all print magazines and do not anticipate publishing any print magazines in the future. Throughout the critical stages of the purchase decision process, our content offerings meet IT professionals' needs for expert, peer and IT vendor information, and provide a platform on which IT vendors can launch targeted marketing campaigns that generate measurable, high ROI. As IT professionals have become increasingly specialized, they have come to rely on our sector-specific websites for purchasing decision support. Our content enables IT professionals to navigate the complex and rapidly changing IT landscape where purchasing decisions can have significant financial and operational consequences. Based upon the logical clustering of our users' respective job responsibilities and the marketing focus of the products that our customers are advertising, we currently categorize our content offerings across ten distinct media groups: Application Development; Channel; CIO/IT Strategy; Data Center and Virtualization; Enterprise Applications; Networking; Security; Storage; TechnologyGuide.com; and Vertical Software.

During December 2008, in response to the then-current and anticipated future economic uncertainties, we implemented an expense reduction program that included a reduction in workforce, a reduction in a certain office lease, the elimination of our two print publications, and a continuation of strict controls on discretionary spending.   During the twenty-four month period immediately preceding the announced workforce reduction, we had hired approximately 150 employees to support existing and anticipated growth. The reduction in workforce resulted in a decrease of our employees by approximately 76 full-time positions, representing approximately 12% of our total workforce. As a result of the expense reduction program, we incurred a pre-tax charge of $1,494,000 in the fourth quarter of 2008.

Sources of Revenues

We sell advertising programs to IT vendors targeting a specific audience within a particular IT sector or sub-sector. We maintain multiple points of contact with our customers to provide support throughout their organizations and the sales cycle. As a result, our customers often run multiple advertising programs with us in order to reach discrete portions of our targeted audience. There are multiple factors that can impact our customers' advertising objectives and spending with us, including but not limited to, product launches, increases or decreases to their advertising budgets, the timing of key industry marketing events, responses to competitor activities and efforts to address specific marketing objectives such as creating brand awareness or generating sales leads. Our services are generally delivered under short-term contracts that run for the length of a given advertising program, typically less than 6 months in length.

We generate substantially all of our revenues from the sale of targeted advertising campaigns that we deliver via our network of websites, events and print publications.

Online.  The majority of our revenue is derived from the delivery of our online offerings from our media groups.  Online revenue represented 74%, 67%, and 65% of total revenues for the years ended December 31, 2008, 2007 and 2006, respectively. We expect the majority of our revenues to be derived through the delivery of online offerings for the foreseeable future. As a result of our customers' advertising objectives and preferences, the specific allocation of online advertising offerings sold and delivered by us, on a period by period basis, can fluctuate.

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

Our lead generation offerings include the following:

•
White Papers.  White papers are technical documents created by IT vendors to describe business or technical problems that are addressed by the vendors' products or services. IT vendors pay us to have their white papers distributed to our users and receive targeted promotions on our relevant websites. Prior to viewing white papers, our registered members and visitors supply their corporate contact and qualification information and agree to receive further information from the vendor. The corporate contact and other qualification information for these leads are supplied to the vendor in real time through our proprietary lead management software.

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

•
Promotional E-mails.  IT vendors pay us to further target the promotion of their white papers, webcasts, videocasts, podcasts or downloadable trial software by including their content in our periodic e-mail updates to registered users of our websites. Users who have voluntarily registered on our websites receive an e-mail update from us when vendor content directly related to their interests is listed on our sites.

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

Events.  Events revenue represented 22%, 26%, and 25% of total revenues for the years ended December 31, 2008, 2007 and 2006, respectively. Most of our media groups operate revenue generating events. The majority of our events are free to IT professionals and are sponsored by IT vendors. Attendees are pre-screened based on event-specific criteria such as sector-specific budget size, company size, or job title. We offer three types of events: multi-day conferences, single-day seminars and custom events. Multi-day conferences provide independent expert content for our attendees and allow vendors to purchase exhibit space and other sponsorship offerings that enable interaction with the attendees. We also hold single-day seminars on various topics in major cities. These seminars provide independent content on key sub-topics in the sectors we serve, are free to qualified attendees, and offer multiple vendors the ability to interact with specific, targeted audiences actively focused on buying decisions. Our custom events differ from our conferences and seminars in that they are exclusively sponsored by a single IT vendor, and the content is driven primarily by the sole sponsor.

Print.  Print revenue represented 4%, 7%, and 10% of total revenues for the years ended December 31, 2008, 2007 and 2006, respectively.  During certain portions of those three fiscal years we published monthly three controlled-circulation magazines that were free to subscribers and generated revenue solely based on advertising fees. We began publishing Storage magazine in 2002, Information Security magazine in 2003; and CIO Decisions magazine in 2005.  We discontinued publishing CIO Decisions magazine in November 2007 and both Storage and Information Security magazines in December 2008.

Cost of Revenues, Operating Expenses and Other

Expenses consist of cost of revenues, selling and marketing, product development, general and administrative, depreciation, and amortization expenses. Personnel-related costs are a significant component of most of these expense categories. We grew from 411 employees at December 31, 2005 to 527 employees at December 31, 2008.

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

Product Development.  Product development includes the creation and maintenance of our network of websites, advertiser offerings and technical infrastructure. Product development expense consists primarily of salaries and related personnel and vendor costs; and stock-based compensation expense.

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

Interest Income (Expense), Net.  Interest income (expense) net consists primarily of interest income earned on cash and cash equivalent balances less interest expense incurred on bank term loan balances. We historically have invested our cash in money market accounts, commercial paper corporate debt securities, municipal bonds and auction rate securities.

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

Print.  We recognize print advertising revenue at the time the applicable magazine is distributed when sold separately. When print advertising campaigns are sold with online media offerings, we recognize revenue for all services in the advertising campaign over the term of the arrangement. Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue.

Online.  We recognize revenue from our specific online media offerings as follows when these items are sold separately:

•	White Papers. We recognize white paper revenue ratably over the period in which the white paper is available on our websites.

•	Webcasts, Podcasts and Videocasts. We recognize webcast, podcast and videocast revenue ratably over the period in which the webcast, podcast or videocast is available on our websites.

•	Software Package Comparisons. We recognize software package comparison revenue ratably over the period in which the software information is available on our websites.

•
Promotional E-mails and E-newsletters.  We recognize promotional e-mail revenue ratably over the period in which the related content asset is available on our websites because promotional emails do not have standalone value from the related content asset.   We recognize e-newsletter revenue in the period in which the e-newsletter is sent.

•	List Rentals. We recognize list rental revenue in the period in which the e-mail is sent to the list of registered members.

•	Banners. We recognize banner revenue in the period in which the banner impressions occur.

•	Third Party Revenue Sharing Arrangements. Revenue from third party revenue sharing arrangements is recognized in the period in which the services are performed.

We offer customers the ability to purchase integrated ROI program offerings, which can include any of our online media offerings packaged together to address the particular customer's specific advertising requirements. As part of these offerings, we will guarantee a minimum number of qualified sales leads to be delivered over the course of the advertising campaign.  We sometimes extend the scheduled end date of advertising campaigns to satisfy lead guarantees or to fulfill all elements of the campaign based on delayed receipt of advertising media collateral from the customer. We estimate the revenue reserve necessary to properly defer revenue recognition for extended advertising campaigns. These estimates are based on the Company's experience in managing and fulfilling these integrated ROI program offerings. Typically, shortfalls in fulfilling lead guarantees before the scheduled completion date of an advertising campaign are satisfied within an average of 40 days of such scheduled completion date. These integrated ROI program offerings represented approximately 41%, 33% and 28% of our online revenues, and 31%, 22% and 18% of our total revenues for the years ended December 31, 2008, 2007 and 2006, respectively.

Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue.

Long-Lived Assets

Our long-lived assets consist of property and equipment, goodwill and other intangible assets. Goodwill and other intangible assets have arisen principally from our acquisitions. The amount assigned to intangible assets is subjective and based on our estimates of the future benefit of the intangible assets using accepted valuation techniques, such as discounted cash flow and replacement cost models. Our long-lived assets, other than goodwill, are amortized over their estimated useful lives, which we determined based on the consideration of several factors including the period of time the asset is expected to remain in service. Intangible assets are amortized over their estimated useful lives, which range from one to nine years, using methods of amortization that are expected to reflect the estimated pattern of economic use. We evaluate the carrying value and remaining useful lives of long-lived assets, other than goodwill, whenever indicators of impairment are present. We evaluate the carrying value of goodwill annually, and whenever indicators of impairment are present.  Because we have one reporting segment under SFAS No. 142, Goodwill and Other Intangible Assets, we utilize the entity-wide approach to assess goodwill for impairment and compare our fair value to our book value to determine if an impairment exists.

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, short and long-term investments, accounts receivable, accounts payable, a term loan payable and an interest rate swap.  The carrying value of these instruments approximates their fair values.

Allowance for Doubtful Accounts

We offset gross trade accounts receivable with an allowance for doubtful accounts. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review our allowance for doubtful accounts on a regular basis, and all past due balances are reviewed individually for collectibility. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions for allowance for doubtful accounts are recorded in general and administrative expense. If our historical collection experience does not reflect our future ability to collect outstanding accounts receivables, our future provision for doubtful accounts could be materially affected. To date, we have not incurred any write-offs of accounts receivable significantly different than the amounts reserved.  The allowance for doubtful accounts was $642,000 and $424,000 at December 31, 2008 and December 31, 2007, respectively.

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

	Years Ended December 31,
	2008	2007	2006
Expected volatility	41% - 71%	47% - 50%	57% - 63%
Expected term (in years)	6.25 years	6.25 years	6.25 years
Risk-free interest rate	1.71% - 3.15%	3.62% - 5.04%	4.68% - 5.05%
Expected dividend yield	-%	-%	-%
Weighted-average grant date fair value per share	$3.28	$7.35	$4.48

As there was no public market for our common stock prior to our initial public offering in May 2007, and there has been limited historical information on the volatility of our common stock since the date of our initial public offering, we determined the volatility for options granted in 2008, 2007 and 2006 based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies for a period equal to the expected life of the option.  The expected life of options has been determined utilizing the "simplified" method as prescribed by the SEC's Staff Accounting Bulletin No. 107, Share-Based Payment.  The risk-free interest rate is based on a zero coupon United States treasury instrument whose term is consistent with the expected life of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period.   We applied an annual forfeiture rate based on our historical forfeiture experience of 2.00%, 1.00% and 2.10% in determining the expense recorded in 2008, 2007 and 2006, respectively.

Internal Use Software and Website Development Costs

We account for internal-use software and website development costs in accordance with the guidance set forth in Statement of Position, or SOP, 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, and EITF Issue No. 00-2, Accounting for Website Development Costs. We capitalize costs of materials, consultants and compensation and related expenses of employees who devote time to the development of internal-use software and website applications and infrastructure involving developing software to operate our websites. However, we expense as incurred website development costs for new features and functionalities since it is not probable that they will result in additional functionality until they are both developed and tested with confirmation that they are more effective than the current set of features and functionalities on our websites. Our judgment is required in determining the point at which various projects enter the states at which costs may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized, which is generally three years. To the extent that we change the manner in which we develop and test new features and functionalities related to our websites, assess the ongoing value of capitalized assets or determine the estimated useful lives over which the costs are amortized, the amount of website development costs we capitalize and amortize in future periods would be impacted. We review capitalized internal use software and website development costs for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  We would recognize an impairment loss only if the carrying amount of the asset is not recoverable and exceeds its fair value.  We capitalized internal-use software and website development costs of $533,000, $950,000 and $659,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Our deferred tax assets are comprised primarily of net operating loss, or NOL, carryforwards. As of December 31, 2008, we had U.S. federal and state net operating loss (NOL) carryforwards of approximately $11.1 million and $17.0 million, respectively, which may be used to offset future taxable income. The NOL carryforwards expire through 2027, and are subject to review and possible adjustment by the Internal Revenue Service. The Internal Revenue Code contains provisions that limit the NOL and tax credit carryforwards available to be used in any given year in the event of certain changes in the ownership interests of significant stockholders. The federal NOL carry forwards of $11.1 million available at December 31, 2008 were acquired from KnowledgeStorm and are subject to limitations on their use in future years.

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

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Years Ended December 31,
	2008		2007		2006
			As restated		As restated
	(in thousands)
Revenues:
Online	$77,373	74%	$61,353	67%	$51,372	65%
Events	22,786	22	24,254	26	19,708	25
Print	4,385	4	6,643	7	8,119	10
Total revenues	104,544	100	92,250	100	79,199	100

Cost of revenues:
Online	21,404	21	15,575	17	12,988	16
Events	9,531	9	8,611	9	6,493	8
Print	2,156	2	3,788	4	5,339	7
Total cost of revenues	33,091	32	27,974	30	24,820	31

Gross profit	71,453	68	64,276	70	54,379	69

Operating expenses:
Selling and marketing	33,481	32	28,048	30	20,305	26
Product development	10,995	11	7,320	8	6,295	8
General and administrative	14,663	14	12,592	14	8,756	11
Depreciation	2,406	2	1,610	2	1,144	2
Amortization of intangible assets	5,306	5	4,740	5	5,029	6
Restructuring charge	1,494	1	-	-	-	-
Total operating expenses	68,345	65	54,310	59	41,529	53

Operating income	3,108	3	9,966	11	12,850	16

Interest income, net	1,440	1	1,831	2	321	*

Income before provision for income taxes	4,548	4	11,797	13	13,171	16

Provision for income taxes	2,784	2	5,252	6	5,658	7

Net income	$1,764	2%	$6,545	7%	$7,513	9%

*           Percentage not meaningful.

Comparison of Fiscal Years Ended December 31, 2008 and 2007

Revenues

	Years Ended December 31,
	2008	2007	Increase (Decrease)	Percent Change
		As restated
	($ in thousands)
Revenues:
Online	$77,373	$61,353	$16,020	26%
Events	22,786	24,254	(1,468)	(6)
Print	4,385	6,643	(2,258)	(34)
Total revenues	$104,544	$92,250	$12,294	13%

Online.  The increase in online revenue was primarily attributable to a $10.9 million increase in revenue from lead generation offerings, due principally to an increase in white paper and webcast sales volumes.  White paper sales volume increased in part due to our acquisition of KnowledgeStorm in November 2007.  The increase also reflects a $4.6 million increase in branding revenue, primarily due to increased banner sales volume.  Additionally, revenue from third party revenue sharing arrangements increased by approximately $510,000 in 2008 as compared to 2007.

Events.  The decrease in events revenue was primarily attributable to a $1.7 million decrease in multi-day conference revenue due to fewer multi-day conferences held in 2008 as compared to 2007.  The decrease was offset by a $272,000 increase in seminar series and custom events revenue, due to an increase in the number of seminar series and custom events produced in 2008 as compared to 2007.

Print.  The decrease in print revenue was attributable to the continued shift of our customer’s advertising budgets away from print and towards online offerings. Additionally, we discontinued publishing CIO Decisions magazine in November 2007 and both Storage and Information Security magazines in December 2008.

Cost of Revenues and Gross Profit

	Years Ended December 31,
	2008	2007	Increase (Decrease)	Percent Change
		As restated
	($ in thousands)
Cost of revenues:
Online	$21,404	$15,575	$5,829	37%
Events	9,531	8,611	920	11
Print	2,156	3,788	(1,632)	(43)
Total cost of revenues	$33,091	$27,974	$5,117	18

Gross profit	$71,453	$64,276	$7,177	11%
Gross profit percentage	68%	70%

Cost of Online Revenue.  Approximately $2.4 million of the increase in cost of online revenue is attributable to employee salaries, benefits and other compensation.  This increase is primarily due to an increase in headcount in our online editorial and operations organizations, as well as increases to employee compensation.  In addition, freelancer expenses increased $422,000 in 2008 as compared to 2007. We increased headcount and freelancer expenditures to support the increase in online sales volume and to provide additional editorial content.  The increase in cost of online revenue was also attributable in part to a $1.5 million increase in member acquisition expenses, primarily related to keyword purchases. The increase in cost of online revenue also reflects $1.1 million of additional third party production and hosting costs for online services due to the increased sales volume in 2008 as compared to 2007. The increase in cost of online revenue also reflects a $218,000 increase in stock-based compensation.

Cost of Events Revenue.  The increase in cost of events revenue was attributable in part to a $638,000 increase in salaries, bonuses and benefits related to an increase in headcount in our events organization, as well as increases to employee compensation.  The increase in headcount was to support anticipated growth in events revenue which did not occur.  The increase also reflects a $370,000 increase in seminar series and custom event costs due to an increase in the number of seminar series and custom events produced in 2008 as compared to 2007.  The increase was partially offset by a $126,000 decrease in multi-day conference costs due to fewer multi-day conferences held in 2008 as compared to 2007.

Cost of Print Revenue.  The decrease in cost of print revenue was attributable to our efforts to reduce production costs for our publications in response to our customers’ advertising budgets continuing to shift away from print and towards online offerings. Additionally, we discontinued publishing CIO Decisions magazine in November 2007 and both Storage and Information Security magazines in December 2008.

Gross Profit.  Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. The increase in gross profit is primarily attributable to a $10.2 million increase in online gross profit, offset by a decrease of $2.4 million in events gross profit and a decrease of $626,000 in print gross profit. Gross margin for 2008 was 68%, as compared to 70% for 2007. Since the majority of our costs are labor-related and therefore are fixed in nature, we expect our gross profit to fluctuate from period to period depending on the total revenues for the period as well as the relative contribution of online and events revenue to our total revenues.

Operating Expenses and Other

	For the Years Ended December 31,
	2008	2007	Increase (Decrease)	Percent Change
		As restated
	($ in thousands)
Operating expenses:
Selling and marketing	$33,481	$28,048	$5,433	19%
Product development	10,995	7,320	3,675	50
General and administrative	14,663	12,592	2,071	16
Depreciation	2,406	1,610	796	49
Amortization of intangible assets	5,306	4,740	566	12
Restructuring charge	1,494	-	1,494	*
Total operating expenses	$68,345	$54,310	$14,035	26

Interest income, net	$1,440	$1,831	$(391)	(21)
Provision for income taxes	$2,784	$5,252	$(2,468)	(47	) %

*           Percentage not meaningful.

Selling and Marketing.  The increase in selling and marketing expense was attributable in part to a $2.9 million increase in salaries, commissions, bonuses and benefits resulting principally from an increase in headcount in our sales and marketing organizations, as well as increases to employee compensation. The increase in headcount is a result of actual growth in revenues as well as anticipated growth which did not occur.  The increase in selling and marketing expense also reflects a $1.8 million increase in stock-based compensation and a $543,000 increase in travel related costs.

Product Development.  The increase in product development expense was attributable to a $3.1 million increase in salaries and benefits resulting principally from an increase in headcount in our product development organization, as well as increases to employee compensation. The increase in headcount was primarily a result of additional product development employees acquired in the acquisition of KnowledgeStorm in November 2007. The increase in product development expense also reflects a $343,000 increase in hardware and software maintenance expenses.

General and Administrative.  The increase in general and administrative expense was attributable to a $1.4 million increase in facilities expense due to leasing additional office space in our Needham, MA headquarters beginning in July 2007, as well as office space acquired with KnowledgeStorm in November 2007. The increase in general and administrative expense was also attributable to a $637,000 increase in stock-based compensation, offset by a decrease of $1.5 million in other employee compensation.  The increase is also due in part to an increase of $785,000 in expense related to audit, legal, insurance and other expenses attributable primarily to our being a publicly traded company for a full year, as well as an increase of $365,000 in bad debt expense.

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

Interest Income (Expense), Net.  The decrease in interest income (expense), net reflects a decrease in interest income due to lower average cash and investment balances as well as lower interest rates during 2008 compared to 2007.

Provision for Income Taxes.  The provision for income taxes as a percentage of income before taxes, or our annual effective tax rate, was 61% in 2008 and 45% in 2007.  The increase in our effective tax rate is due primarily to a decrease in pretax income in 2008 and an increase in nondeductible stock-based compensation.

Comparison of Fiscal Years Ended December 31, 2007 and 2006

Revenues

	Years Ended December 31,
	2007	2006	Increase (Decrease)	Percent Change
	As restated
	($ in thousands)
Revenues:
Online	$61,353	$51,372	$9,981	19%
Events	24,254	19,708	4,546	23
Print	6,643	8,119	(1,476)	(18)
Total revenues	$92,250	$79,199	$13,051	16%

Online.  The increase in online revenue was attributable to a $12.1 million increase in revenue from lead generation offerings due primarily to an increase in webcast and white paper sales volumes as well as revenues from TechnologyGuide.com, which we acquired in April 2007 and KnowledgeStorm, which we acquired in November 2007. The increase is offset by a $2.4 million decrease in revenue from branding offerings due primarily to decreases in banner and e-newsletter sales volume.

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

Cost of Revenues and Gross Profit

	Years Ended December 31,
	2007	2006	Increase	Percent Change
	As restated
	($ in thousands)
Cost of revenues:
Online	$15,575	$12,988	$2,587	20%
Events	8,611	6,493	2,118	33
Print	3,788	5,339	(1,551)	(29)
Total cost of revenues	$27,974	$24,820	$3,154	13

Gross profit	$64,276	$54,379	$9,897	18%
Gross profit percentage	70%	69%

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

Gross Profit.  The increase in gross profit reflects a $7.4 million increase in online gross profit and a $2.4 million increase in events gross profit. The increase in online gross profit is attributable to an increase in online revenue at a consistent gross profit percentage. The increase in events gross profit is attributable to an increase in custom event and seminar series revenue at a higher gross profit percentage on these events when compared to 2006. We expect our gross profit to fluctuate from period to period depending on our mix of revenues.

Operating Expenses and Other

	For the Years Ended December 31,
	2007	2006	Increase (Decrease)	Percent Change
	As restated
	($ in thousands)
Operating expenses:
Selling and marketing	$28,048	$20,305	$7,743	38%
Product development	7,320	6,295	1,025	16
General and administrative	12,592	8,756	3,836	44
Depreciation	1,610	1,144	466	41
Amortization of intangible assets	4,740	5,029	(289)	(6)
Total operating expenses	$54,310	$41,529	$12,781	31

Interest income (expense), net	$1,831	$321	$1,510	*
Provision for (benefit from) income taxes	$5,252	$5,658	$(406)	(7	) %

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

Provision for Income Taxes.  The provision for income taxes as a percentage of income before taxes, or our annual effective tax rate, was 45% in 2007 and 43% in 2006.  The increase in the effective tax rate was primarily due to a decrease in pretax income in 2008 and an increase in nondeductible stock-based compensation; partially offset by an increase in interest income exempt from Federal taxation.

Selected Quarterly Results of Operations

The following table presents our unaudited quarterly consolidated results of operations and our unaudited quarterly consolidated results of operations as a percentage of revenue for the eight quarters ended December 31, 2008. The unaudited quarterly consolidated information has been prepared on the same basis as our audited consolidated financial statements. You should read the following table presenting our quarterly consolidated results of operations in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this Annual Report. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

	For the Three Months Ended
	2008				2007
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31
	As restated	As restated	As restated		As restated	As restated	As restated	As restated
	(in thousands, except per share data)
Revenues:
Online	$18,210	$19,071	$20,420	$19,672	$13,284	$14,584	$14,539	$18,946
Events	3,985	7,262	5,496	6,043	2,939	6,350	6,912	8,053
Print	1,068	1,282	1,080	955	1,629	1,869	1,655	1,490
Total revenues	23,263	27,615	26,996	26,670	17,852	22,803	23,106	28,489

Cost of revenues:
Online	5,169	5,481	5,462	5,292	3,525	3,900	3,769	4,381
Events	1,827	2,923	2,328	2,453	1,372	2,410	2,283	2,546
Print	546	632	580	398	1,129	999	862	798
Total cost of revenues	7,542	9,036	8,370	8,143	6,026	7,309	6,914	7,725

Gross profit	15,721	18,579	18,626	18,527	11,826	15,494	16,192	20,764

Operating expenses:
Selling and marketing	8,444	8,885	8,161	7,991	6,152	6,388	7,271	8,237
Product development	2,762	2,890	2,788	2,555	1,748	1,596	1,677	2,299
General and administrative	3,795	3,459	3,662	3,747	2,610	2,943	3,364	3,675
Depreciation	724	581	579	522	330	364	401	515
Amortization of intangible assets	1,480	1,332	1,259	1,235	759	1,041	1,171	1,769
Restructuring charge	-	-	-	1,494	-	-	-	-
Total operating expenses	17,205	17,147	16,449	17,544	11,599	12,332	13,884	16,495

Operating (loss) income	(1,484)	1,432	2,177	983	227	3,162	2,308	4,269

Interest income (expense), net	418	268	248	506	(67)	377	897	624

Income (loss) before provision for (benefit from) income taxes	(1,066)	1,700	2,425	1,489	160	3,539	3,205	4,893

Provision for (benefit from) income taxes	(630)	648	1,718	1,048	85	1,551	1,487	2,129

Net income (loss)	$(436)	$1,052	$707	$441	$75	$1,988	$1,718	$2,764

Net income (loss) per share basic	$(0.01)	$0.03	$0.02	$0.01	$(0.31)	$0.03	$0.04	$0.07
Net income (loss) per share diluted	$(0.01)	$0.02	$0.02	$0.01	$(0.31)	$0.02	$0.04	$0.06

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

	As of December 31,
	2008	2007	2006
	(in thousands)
Cash, cash equivalents and investments	$69,568	$62,001	$30,830
Accounts receivable, net	17,622	15,198	12,096

Cash, Cash Equivalents and Investments

Our cash, cash equivalents and investments at December 31, 2008 were held for working capital purposes and were invested primarily in money market accounts and municipal bonds.  We do not enter into investments for trading or speculative purposes.

Accounts Receivable, Net

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our service delivery and billing activity, cash collections, and changes to our allowance for doubtful accounts. We use days' sales outstanding, or DSO, calculated on a monthly basis, as a measurement of the quality and status of our receivables. We define DSO as accounts receivable divided by total revenue for the applicable period, multiplied by the number of days in the applicable period. DSO was 60 days at December 31, 2008, 57 days at December 31, 2007, and 51 days at December 31, 2006.

Operating Activities

	For the Years Ended December 31,
	2008	2007	2006
	(in thousands)
Cash provided by operating activities	10,565	13,302	12,339
Cash used in investing activities (1)	(3,271)	(67,884)	(16,280)
Cash provided by (used in) financing activities	94	85,753	(12,108)

(1)	Cash used in investing activities shown net of investment activity of $6.1 million and ($51.3) million for the years ended December 31, 2008 and 2007, respectively.

Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, the provision for bad debt, stock-based compensation, deferred income taxes, and the effect of changes in working capital and other activities. Cash provided by operating activities for the year ended December 31, 2008 was $10.6 million compared to $13.3 million and $12.3 million in the years ended December 31, 2007 and 2006, respectively, primarily due to decreased profitability.

Investing Activities

Cash used in investing activities primarily consists of purchases of property and equipment and acquisitions of businesses.  Cash used in investing activities, net of investment activity, for the year ended December 31, 2008 was $3.3 million and consisted of $2.0 million for the purchase of property and equipment and $1.3 million for the acquisition of The Brian Madden Company.  Cash used in investing activities, net of investment activity, for the year ended December 31, 2007 was $67.9 million and consisted of $64.2 million for the acquisitions of TechnologyGuide.com in April 2007 and KnowledgeStorm in November 2007, net of cash acquired, $2.7 million for the purchase of property and equipment and $1.0 million to acquire certain assets of Ajaxian in February 2007.  Cash used in investing activities for the year ended December 31, 2006 was $16.3 million and consisted of $15.0 million for the acquisition of 2020software.com in May 2006 and $1.3 million for the purchase of property and equipment.

Equity Financing Activities

We received proceeds from the exercise of common stock options and warrants totaling $2.2 million, $2.5 million and $892,000 for the years ended December 31, 2008, 2007 and 2006, respectively.  In May 2007, we completed our initial public offering of 8.9 million shares of our common stock, of which 7.1 million shares were sold by us and 1.8 million shares were sold by stockholders of ours, all at a price to the public of $13.00 per share.  We raised a total of $91.9 million in gross proceeds from the offering, or $83.2 million in net proceeds after deducting underwriting discounts and commissions of $6.4 million and other offering costs of approximately $2.3 million.

Term Loan and Credit Facility Borrowings

On August 30, 2006, we entered into a credit agreement with Citizens Bank of Massachusetts, which included a $10.0 million term loan and a $20.0 million revolving credit facility.  As of December 31, 2008, outstanding borrowings under the credit agreements were $3.0 million.

We borrowed $12.0 million against our revolving credit facility in conjunction with the acquisition of TechnologyGuide.com in April 2007.  The entire outstanding balance of $12.0 million was repaid in May 2007 with proceeds from our initial public offering.  Our revolving credit facility matures on August 30, 2011. Unless earlier payment is required by an event of default, all principal and any unpaid interest will be due and payable on August 30, 2011.  At our option, the revolving credit facility bears interest at either the lender's prime rate less 1.00% or the London Interbank Offered Rate, or LIBOR, plus the applicable LIBOR margin. The applicable LIBOR margin is based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters.  As of December 31, 2008, the applicable LIBOR margin was 1.25%.

We are also required to pay an unused line fee on the daily unused amount of our revolving credit facility at a per annum rate based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters. As of December 31, 2008, unused availability under our revolving credit facility totaled $20 million and the per annum unused line fee rate was 0.20%.

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

Borrowings under our credit agreements are collateralized by an interest in and lien on all of our assets and certain other guarantees and pledges. Our credit agreements contain certain affirmative and negative covenants, which require, among other things, that we meet certain financial ratio covenants and limit certain capital expenditures. At December 31, 2008 we were in violation of one loan covenant under the credit agreement with Citizens Bank. We failed to file timely audited financial statements with the SEC. We received a waiver from the bank agreeing to waive compliance with such covenant solely for the quarters ending December 31, 2008 and March 31, 2009.

Capital Expenditures

We have made capital expenditures primarily for computer equipment and related software needed to host our websites, internal-use software development costs, as well as for leasehold improvements and other general purposes to support our growth. Our capital expenditures totaled $2.0 million, $2.7 million, and $1.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. We expect to spend approximately $3.3 million in capital expenditures in 2009 primarily for leasehold improvements, website development costs, computer equipment and related software, and internal-use software development costs. We are not currently party to any purchase contracts related to future capital expenditures.

Contractual Obligations and Commitments

As of December 31, 2008, our principal commitments consist of obligations under leases for office space and principal and interest payments due under our bank term loan. The offices are leased under noncancelable operating lease agreements that expire through January 2013. The following table sets forth our commitments to settle contractual obligations in cash as of December 31, 2008:

	Payments Due By Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Bank term loan payable	$3,000	$3,000	$-	$-	$-
Operating leases	5,645	3,199	2,395	51	-
Total	$8,645	$6,199	$2,395	$51	$-

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

Foreign Currency Exchange Risk

Our subsidiary, TechTarget Limited, was established in July 2006 and is located in London, England. As of December 31, 2008, most of our international customer agreements have been denominated in U.S. dollars, and aggregate foreign currency payments made by us through this subsidiary have been less than $200,000 during the year ended December 31, 2008. We currently believe our exposure to foreign currency exchange rate fluctuations is financially immaterial and therefore have not entered into foreign currency hedging transactions. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in the future.

Interest Rate Risk

At December 31, 2008, we had cash, cash equivalents and investments totaling $69.6 million.  These amounts were invested primarily in money market accounts and municipal bonds.  The cash, cash equivalents and investments were held for working capital purposes.  We do not enter into investments for trading or speculative purposes.  Due to the short-term nature of these investments, we believe we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.  Declines in interest rates, however, would reduce future investment income.

Our exposure to market risk also relates to the amount of interest expense we must pay under our revolving credit facility. The advances under this credit facility bear a variable rate of interest determined as a function of the lender's prime rate or LIBOR.  At December 31, 2008, there were no amounts outstanding under our revolving credit facility.

Item 8.  Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm	50
Consolidated Balance Sheets as of December 31, 2008 and 2007	51
Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006	52
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for the Years Ended December 31, 2008, 2007 and 2006	53
Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006	54
Notes to Consolidated Financial Statements	55

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
TechTarget, Inc.

We have audited the accompanying consolidated balance sheets of TechTarget, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TechTarget, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its financial statements for the years ended December 31, 2007 and 2006. In addition, as discussed in Note 2 to the consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of TechTarget, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 13, 2009 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
July 13, 2009

TechTarget, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2008	2007
		As restated
Assets
Current assets:
Cash and cash equivalents	$24,130	$10,693
Short-term investments	42,863	51,308
Accounts receivable, net of allowance for doubtful accounts of $642 and $424 as of December 31, 2008 and 2007, respectively	17,622	15,198
Prepaid expenses and other current assets	6,251	2,261
Deferred tax assets	2,959	5,250
Total current assets	93,825	84,710

Property and equipment, net	3,904	4,401
Long-term investments	2,575	-
Goodwill	88,958	88,326
Intangible assets, net of accumulated amortization	17,242	21,939
Other assets	139	203
Deferred tax assets	3,369	2,910

Total assets	$210,012	$202,489

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of bank term loan payable	$3,000	$3,000
Accounts payable	3,404	2,919
Income taxes payable	-	1,330
Accrued expenses and other current liabilities	2,908	2,473
Accrued compensation expenses	702	2,600
Deferred revenue	8,749	9,378
Total current liabilities	18,763	21,700

Long-term liabilities:
Other liabilities	312	455
Bank term loan payable, net of current portion	-	3,000
Total liabilities	19,075	25,155

Commitments (Note 11)	-	-

Stockholders' equity (deficit):
Preferred stock, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value per share, 100,000,000 shares authorized; 41,616,963 and 41,081,616 shares issued and outstanding at December 31, 2008 and 2007, respectively	42	41
Additional paid-in capital	221,597	209,773
Warrants	2	13
Accumulated other comprehensive loss	(77)	(102)
Accumulated deficit	(30,627)	(32,391)
Total stockholders' equity (deficit)	190,937	177,334

Total liabilities and stockholders' equity	$210,012	$202,489

See accompanying notes.

TechTarget, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	For the Years Ended December 31,
	2008	2007	2006
		As restated	As restated
Revenues:
Online	$77,373	$61,353	$51,372
Events	22,786	24,254	19,708
Print	4,385	6,643	8,119
Total revenues	104,544	92,250	79,199

Cost of revenues:
Online (1)	21,404	15,575	12,988
Events (1)	9,531	8,611	6,493
Print (1)	2,156	3,788	5,339
Total cost of revenues	33,091	27,974	24,820

Gross profit	71,453	64,276	54,379

Operating expenses:
Selling and marketing (1)	33,481	28,048	20,305
Product development (1)	10,995	7,320	6,295
General and administrative (1)	14,663	12,592	8,756
Depreciation	2,406	1,610	1,144
Amortization of intangible assets	5,306	4,740	5,029
Restructuring charge (Note 6)	1,494	-	-
Total operating expenses	68,345	54,310	41,529

Operating income	3,108	9,966	12,850

Interest income (expense):
Interest income	1,818	2,815	1,613
Interest expense	(378)	(984)	(1,292)
Total interest income (expense)	1,440	1,831	321

Income before provision for income taxes	4,548	11,797	13,171

Provision for income taxes	2,784	5,252	5,658

Net income	$1,764	$6,545	$7,513

Net income (loss) per common share:
Basic	$0.04	$0.09	$(0.42)
Diluted	$0.04	$0.08	$(0.42)

Weighted average common shares outstanding:
Basic	41,424,920	28,384,303	7,824,374
Diluted	43,439,619	31,346,738	7,824,374

(1) Amounts include stock-based compensation expense as follows:
Cost of online revenue	$407	$189	$87
Cost of events revenue	91	53	31
Cost of print revenue	6	15	12
Selling and marketing	4,813	2,999	606
Product development	473	334	90
General and administrative	2,881	2,244	424

See accompanying notes.

TechTarget, Inc.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
(in thousands, except share and per share data)

	Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock
	Number of Shares	Redemption Value	Number of Shares	$0.001 Par Value	Number of Shares	Value	Additional Paid-In Capital	Warrants	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity (Deficit)

Balance, December 31, 2005 (as previously reported)	97,491,861	$126,004	8,249,973	$8	836,010	$(4,548)	$-	$364	$(28)	$-	$(59,519)	$(63,723)
Cumulative effect of restatement	-	-	-	-	-	-	-	-	-	-	(2,033)	$(2,033)
Balance, December 31, 2005 (as restated)	97,491,861	$126,004	8,249,973	$8	836,010	$(4,548)	$-	$364	$(28)	$-	$(61,552)	$(65,756)
Accretion of redeemable convertible preferred stock		10,762					(10,762)					(10,762)
Issuance of common stock from warrants and stock options			555,867	1			1,150	(259)				892
Retirement of treasury stock			(836,010)	(1)	(836,010)	4,548	(4,547)					-
Amortization of deferred compensation									28			28
Stock-based compensation expense											1,222	1,222
Reclassification from additional paid-in capital to accumulated deficit							14,159				(14,159)	-
Comprehensive income:
Change in fair value of interest rate swap										(56)		(56)
Net income (as restated)										-	7,513	7,513
Comprehensive income (as restated)												7,457
Balance, December 31, 2006 (as restated)	97,491,861	$136,766	7,969,830	$8	-	$-	$-	$105	$-	$(56)	$(66,976)	$(66,919)
Accretion of redeemable convertible preferred stock		2,613					(2,613)					(2,613)
Reclassification from additional paid-in capital to accumulated deficit prior to initial public offering							2,492				(2,492)	-
Conversion of redeemable convertible preferred stock to common stock	(97,491,861)	(139,379)	24,372,953	24			108,822	356			30,532	139,734
Sale of common stock in initial public offering, net of issuance costs			7,072,097	7			83,154					83,161
Issuance of common stock from warrants, stock options and restricted stock awards			1,306,916	2			2,862	(398)				2,466
Issuance of common stock to acquire KnowledgeStorm			359,820				6,000					6,000
Excess tax benefit - stock options							3,222					3,222
Reclassification of preferred stock warrants to other liabilities								(50)				(50)
Stock-based compensation expense							5,834					5,834
Comprehensive income:
Change in fair value of interest rate swap										(46)		(46)
Net income (as restated)											6,545	6,545
Comprehensive income (as restated)												6,499
Balance, December 31, 2007 (as restated)	-	$-	41,081,616	$41	-	$-	$209,773	$13	$-	$(102)	$(32,391)	$177,334
Issuance of common stock from warrants, stock options and restricted stock awards			535,347	1			2,214	(11)				2,203
Excess tax benefit - stock options							939					939
Stock-based compensation expense							8,671					8,671
Comprehensive income:
Change in fair value of interest rate swap										26		26
Unrealized gain on investments										10		10
Unrealized loss on foreign currency translation										(11)		(11)
Net income											1,764	1,764
Comprehensive income												1,789
Balance, December 31, 2008	-	$-	41,616,963	$42	-	$-	$221,597	$2	$-	$(77)	$(30,627)	$190,937

See accompanying notes.

TechTarget, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended December 31,
	2008	2007	2006
		As restated	As restated
Operating Activities:
Net income	$1,764	$6,545	$7,513
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,712	6,350	6,173
Provision for bad debt	441	78	366
Stock-based compensation	8,671	5,834	1,250
Non-cash interest expense	9	312	92
Deferred tax benefit	1,746	(1,715)	21
Excess tax benefit - stock options	(891)	(3,126)	-
Non-cash portion of restructuring charge	49	-	-
Other non-cash items related to income taxes	85	-	-
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	(2,871)	(1,985)	(3,247)
Prepaid expenses and other current assets	(3,012)	2,048	(39)
Other assets	55	686	(774)
Accounts payable	476	(246)	(741)
Income taxes payable	(1,330)	(524)	1,539
Accrued expenses and other current liabilities	305	(855)	399
Accrued compensation expenses	(1,898)	(2,729)	446
Deferred revenue	(629)	2,786	(605)
Other liabilities	(117)	(157)	(54)
Net cash provided by operating activities	10,565	13,302	12,339

Investing activities:
Purchases of property and equipment, and other assets	(2,037)	(2,709)	(1,263)
Purchases of short-term investments	(60,103)	(354,729)	-
Purchases of long-term investments	(17,114)	-	-
Proceeds from sales and maturities of short-term investments	83,189	303,421	-
Proceeds from sales and maturities of long-term investments	77	-	-
Acquisition of assets	(50)	(1,013)	-
Acquisition of businesses, net of cash acquired	(1,184)	(64,162)	(15,017)
Net cash provided by (used in) investing activities	2,778	(119,192)	(16,280)

Financing activities:
Proceeds from revolving credit facility	-	12,000	-
Payments made on revolving credit facility	-	(12,000)	-
Proceeds from bank term loan payable	-	-	10,000
Payments on bank term loan payable	(3,000)	(3,000)	(23,000)
Proceeds from initial public offering, net of stock issuance costs	-	83,161	-
Excess tax benefit - stock options	891	3,126	-
Proceeds from exercise of warrants and stock options	2,203	2,466	892
Net cash provided by (used in) financing activities	94	85,753	(12,108)

Net increase (decrease) in cash and cash equivalents	13,437	(20,137)	(16,049)
Cash and cash equivalents at beginning of period	10,693	30,830	46,879

Cash and cash equivalents at end of period	$24,130	$10,693	$30,830

Supplemental disclosure of cash flow information:
Cash paid for interest	$318	$620	$1,286
Cash paid for taxes	$4,561	$4,484	$4,165

Supplemental disclosure of non-cash investing activities:
Issuance of common stock in connection with KnowledgeStorm acquisition	$-	$6,000	$-
Accrual for cash to be paid in connection with The Brian Madden Company acquisition	$131	$-	$-

See accompanying notes.

TechTarget, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2008, 2007 and 2006
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

The Company’s integrated content platform consists of a network of websites that are complemented with targeted in-person events and specialized IT magazines.  Throughout all stages of the purchase decision process, these content offerings meet IT professionals' needs for expert, peer and IT vendor information, and provide a platform on which IT vendors can launch targeted marketing campaigns that generate measurable, high return on investment (ROI). As IT professionals have become increasingly specialized, they have come to rely on our sector-specific websites for purchasing decision support. The Company’s content enables IT professionals to navigate the complex and rapidly changing IT landscape where purchasing decisions can have significant financial and operational consequences. Based upon the logical clustering of users' respective job responsibilities and the marketing focus of the products that the Company’s customers are advertising, content offerings are currently categorized across ten distinct media groups: Application Development; Channel; CIO/IT Strategy; Data Center and Virtualization; Enterprise Applications; Networking; Security; Storage; TechnologyGuide.com; and Vertical Software.

During December 2008, in response to the then-current and anticipated future economic uncertainties, the Company implemented an expense reduction program that included a reduction in workforce, a reduction in a certain office lease, the elimination of its two print publications, and a continuation of strict controls on discretionary spending.   During the twenty-four month period immediately preceding the announced workforce reduction, the Company had hired approximately 150 employees to support existing and anticipated growth. The reduction in workforce resulted in a decrease of employees by approximately 76 full-time positions, representing approximately 12% of the Company’s total workforce. As a result of the expense reduction program, the Company incurred a pre-tax restructuring charge of $1,494 in the fourth quarter of 2008.

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

The Company has restated its financial statements as of and for the years ended December 31, 2007, 2006, 2005 and 2004 in accordance with SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.

Adjustments to Consolidated Balance Sheet

The following is a summary of the adjustments to the Company’s previously issued audited consolidated balance sheet as of December 31, 2007.

	December 31, 2007
	As Previously Reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$10,693	$-	$10,693
Short-term investments	51,308	-	51,308
Accounts receivable, net of allowance for doubtful accounts of $424 as of December 31, 2007	15,198	-	15,198
Prepaid expenses and other current assets	1,962	299	2,261
Deferred tax assets	2,947	2,303	5,250
Total current assets	82,108	2,602	84,710

Property and equipment, net	4,401	-	4,401
Long-term investments	-	-	-
Goodwill	88,326	-	88,326
Intangible assets, net of accumulated amortization	21,939	-	21,939
Deferred tax assets	2,910	-	2,910
Other assets	203	-	203

Total assets	$199,887	$2,602	$202,489

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of bank term loan payable	$3,000	$-	$3,000
Accounts payable	2,919	-	2,919
Income taxes payable	1,031	299	1,330
Accrued expenses and other current liabilities	2,473	-	2,473
Accrued compensation expenses	2,600	-	2,600
Deferred revenue	3,761	5,617	9,378
Total current liabilities	15,784	5,916	21,700

Long-term liabilities:
Other liabilities	455	-	455
Bank term loan payable, net of current portion	3,000	-	3,000
Total liabilities	19,239	5,916	25,155

Commitments (Note 11)	-	-	-

Stockholders' equity:
Preferred stock, 5,000,000 shares authorized; no shares issued or outstanding	-	-	-
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 41,081,616 shares issued and outstanding at December 31, 2007	41	-	41
Additional paid-in capital	209,773	-	209,773
Warrants	13	-	13
Accumulated other comprehensive loss	(102)	-	(102)
Accumulated deficit	(29,077)	(3,314)	(32,391)
Total stockholders' equity	180,648	(3,314)	177,334

Total liabilities and stockholders' equity	$199,887	$2,602	$202,489

Adjustments to Consolidated Statements of Operations

The following is a summary of the adjustments to the Company’s previously issued audited consolidated statements of operations for the years ended December 31, 2007 and 2006.

	Year Ended December 31, 2007			Year Ended December 31, 2006
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated

Revenues:
Online	$63,686	$(2,333)	$61,353	$51,176	$196	$51,372
Events	24,254	-	$24,254	19,708	-	$19,708
Print	6,725	(82)	$6,643	8,128	(9)	$8,119
Total revenues	94,665	(2,415)	92,250	79,012	187	79,199

Cost of revenues:
Online	15,575	-	15,575	12,988	-	12,988
Events	8,611	-	8,611	6,493	-	6,493
Print	3,788	-	3,788	5,339	-	5,339
Total cost of revenues	27,974	-	27,974	24,820	-	24,820

Gross profit	66,691	(2,415)	64,276	54,192	187	54,379

Operating expenses:
Selling and marketing	28,048	-	28,048	20,305	-	20,305
Product development	7,320	-	7,320	6,295	-	6,295
General and administrative	12,592	-	12,592	8,756	-	8,756
Depreciation	1,610	-	1,610	1,144	-	1,144
Amortization of intangible assets	4,740	-	4,740	5,029	-	5,029
Total operating expenses	54,310	-	54,310	41,529	-	41,529

Operating income	12,381	(2,415)	9,966	12,663	187	12,850

Interest income (expense):
Interest income	2,815	-	2,815	1,613	-	1,613
Interest expense	(984)	-	(984)	(1,292)	-	(1,292)
Total interest income	1,831	-	1,831	321	-	321

Income before provision for income taxes	14,212	(2,415)	11,797	12,984	187	13,171

Provision for income taxes	6,046	(794)	5,252	5,811	(153)	5,658

Net (loss) income	$8,166	$(1,621)	$6,545	$7,173	$340	$7,513

Net income (loss) per common share:
Basic	$0.15	$(0.06)	$0.09	$(0.46)	$0.04	$(0.42)
Diluted	$0.13	$(0.05)	$0.08	$(0.46)	$0.04	$(0.42)

Weighted average common shares outstanding:
Basic	28,384,303	-	28,384,303	7,824,374	-	7,824,374
Diluted	31,346,738	-	31,346,738	7,824,374	-	7,824,374

Adjustments to Consolidated Statements of Cash Flow

The following is a summary of the adjustments to the Company’s previously issued audited consolidated statements of cash flows for the years ended December 31, 2007 and 2006.

	Year Ended December 31, 2007			Year Ended December 31, 2006
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Operating Activities:
Net income	$8,166	$(1,621)	6,545	$7,173	$340	7,513
Adjustments to reconcile net income to net cash provided by operating activities:			-
Depreciation and amortization	6,350	-	6,350	6,173	-	6,173
Provision for bad debt	78	-	78	366	-	366
Stock-based compensation expense	5,834	-	5,834	1,250	-	1,250
Non-cash interest expense	312	-	312	92	-	92
Deferred tax benefit	(921)	(794)	(1,715)	174	(153)	21
Excess tax benefit - stock options	(3,126)	-	(3,126)	-	-	-
Changes in operating assets and liabilities, net of businesses acquired:			-			-
Accounts receivable	(1,985)	-	(1,985)	(3,247)	-	(3,247)
Prepaid expenses and other current assets	1,703	345	2,048	(39)	-	(39)
Other assets	686	-	686	(774)	-	(774)
Accounts payable	(246)	-	(246)	(741)	-	(741)
Income taxes payable	(181)	(343)	(524)	1,539	-	1,539
Accrued expenses and other current liabilities	(855)	-	(855)	399	-	399
Accrued compensation expenses	(2,729)	-	(2,729)	446	-	446
Deferred revenue	373	2,413	2,786	(418)	(187)	(605)
Other liabilities	(157)	-	(157)	(54)	-	(54)
Net cash provided by operating activities	13,302	-	13,302	12,339	-	12,339

Investing activities:
Purchases of property and equipment, and other assets	(2,709)	-	(2,709)	(1,263)	-	(1,263)
Purchases of short-term investments	(354,729)	-	(354,729)	-	-	-
Purchases of long-term investments	-	-	-	-	-	-
Proceeds from sales and maturities of short-term investments	303,421	-	303,421	-	-	-
Proceeds from sales and maturities of long-term investments	-	-	-	-	-	-
Acquisition of assets	(1,013)	-	(1,013)	-	-	-
Acquisition of businesses, net of cash acquired	(64,162)	-	(64,162)	(15,017)	-	(15,017)
Net cash provided by (used in) investing activities	(119,192)	-	(119,192)	(16,280)	-	(16,280)

Financing activities:
Proceeds from revolving credit facility	12,000	-	12,000	-	-	-
Payments made on revolving credit facility	(12,000)	-	(12,000)	-	-	-
Proceeds from bank term loan payable	-	-	-	10,000	-	10,000
Payments on bank term loan payable	(3,000)	-	(3,000)	(23,000)	-	(23,000)
Proceeds from initial public offering, net of stock issuance costs	83,161	-	83,161	-	-	-
Excess tax benefit - stock options	3,126	-	3,126	-	-	-
Proceeds from exercise of warrants and stock options	2,466	-	2,466	892	-	892
Net cash provided by financing activities	85,753	-	85,753	(12,108)	-	(12,108)

Net increase in cash and cash equivalents	(20,137)	-	(20,137)	(16,049)	-	(16,049)
Cash and cash equivalents at beginning of period	30,830	-	30,830	46,879	-	46,879

Cash and cash equivalents at end of period	$10,693	$-	$10,693	$30,830	$-	$30,830

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

Event Sponsorships.  Sponsorship revenue from events is recognized upon completion of the event in the period the event occurs. The majority of the Company’s events are free to qualified attendees, however certain events are based on a paid attendee model. The Company recognizes revenue for paid attendee events upon completion of the event and receipt of payment from the attendee. Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue.

Print Publications.  When sold separately advertising revenues from print publications are recognized at the time the applicable publication is distributed.  When print advertising campaigns are sold with other services, revenue is recognized for all services in the advertising campaign over the term of the arrangement.  Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue.

Online Media.  Revenue for online media offerings is recognized for specific online media offerings as follows when these items are sold separately:

•	White Papers. White paper revenue is recognized ratably over the period in which the white paper is available on the Company's websites.

•	Webcasts, Podcasts and Videocasts. Webcast, podcast and videocast revenue is recognized ratably over the period in which the webcast, podcast or videocast is available on the Company’s websites.

•	Software Package Comparisons. Software package comparison revenue is recognized ratably over the period in which the software information is available on the Company’s websites.

•
Promotional E-mails and E-newsletters.  Promotional e-mail revenue is recognized ratably over the period in which the related content asset is available on its websites because promotional emails do not have standalone value from the related content asset.  E-newsletter revenue is recognized in the period in which the e-newsletter is sent.

•	List Rentals. List rental revenue is recognized in the period in which the e-mail is sent to the list of registered members.

•	Banners. Banner revenue is recognized in the period in which the banner impressions occur.

•	Third Party Revenue Sharing Arrangements. Revenue from third party revenue sharing arrangements is recognized in the period in which the services are performed.

The Company offers customers the ability to purchase integrated ROI program offerings, which can include any of its online media offerings packaged together to address the particular customer's specific advertising requirements. As part of these offerings, the Company will guarantee a minimum number of qualified sales leads to be delivered over the course of the advertising campaign.  Scheduled end dates of advertising campaigns are sometimes extended to satisfy lead guarantees or fulfill all elements of the advertising campaign based on delayed receipt of advertising media collateral from the customer. The Company estimates the revenue reserve necessary to properly defer revenue recognition for extended advertising campaigns. These estimates are based on the Company's experience in managing and fulfilling these integrated ROI program offerings. Typically, shortfalls in fulfilling lead guarantees before the scheduled completion date of an advertising campaign are satisfied within an average of 40 days of such scheduled completion date.  These integrated ROI program offerings represented approximately 41%, 33% and 28% of our online revenues, and 31%, 22% and 18% of our total revenues for the years ended December 31, 2008, 2007 and 2006, respectively.

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

As required by SFAS No. 142, goodwill and indefinite-lived intangible assets are not amortized, but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life are amortized over their useful lives, which range from one to nine years, using methods of amortization that are expected to reflect the estimated pattern of economic use and are reviewed for impairment when events or changes in circumstances suggest that the assets may not be recoverable under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company performs its annual test of impairment of goodwill on December 31st of each year, and whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. Based on this evaluation, the Company believes that, as of each of the balance sheet dates presented, none of the Company's goodwill or other long-lived assets was impaired.

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

Below is a summary of the changes in the Company's allowance for doubtful accounts for the years ended December 31, 2008, 2007 and 2006.

	Balance at Beginning of Period	Provision	Write-offs	Balance at End of Period
Year ended December 31, 2006	$500	$366	$(286)	$580
Year ended December 31, 2007	$580	$78	$(234)	$424
Year ended December 31, 2008	$424	$441	$(223)	$642

Property and Equipment

Property and equipment is stated at cost. Property and equipment acquired through acquisitions of businesses are initially recorded at fair value. Depreciation is calculated on the straight-line method based on the month the asset is placed in service over the following estimated useful lives:

Estimated Useful Life
Furniture and fixtures	5 years
Computer equipment and software	2-3 years
Internal-use software and website development costs	3-4 years
Leasehold improvements	Shorter of useful life or life of lease

Property and equipment consists of the following:

	As of December 31,
	2008	2007
Furniture and fixtures	$1,439	$1,291
Computer equipment and software	5,989	6,739
Leasehold improvements	1,168	1,115
Internal-use software and website development costs	3,042	2,508
	11,638	11,653
Less: Accumulated depreciation	(7,734)	(7,252)
	$3,904	$4,401

Depreciation expense was $2,406, $1,610, and $1,144 for the years ended December 31, 2008, 2007 and 2006, respectively. Repairs and maintenance charges that do not increase the useful life of the assets are charged to operations as incurred. Effective January 1, 2006, the Company changed the estimated useful life for computer equipment and software from two years to three years to more closely approximate the service lives of computer equipment and software assets placed in service to date. The change in accounting estimate did not have a material effect on the Company's results from operations for the year ended December 31, 2006. Management does not expect this change in accounting estimate to have a material effect on results of operations in future periods.  During 2008, the Company reviewed its fixed assets and wrote off approximately $1.9 million of fully depreciated assets that were no longer in service.

Internal Use Software and Website Development Costs

The Company accounts for website development costs according to the guidance in the EITF Issue No. 00-2, Accounting for Web Site Development Costs, which requires that costs incurred during the development of website applications and infrastructure involving developing software to operate a website be capitalized.  Additionally, all costs relating to internal use software are accounted for under Statement of Position (SOP) 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use.  The estimated useful life of costs capitalized is evaluated for each specific project.  Capitalized internal use software and website development costs are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  An impairment loss shall be recognized only if the carrying amount of the asset is not recoverable and exceeds its fair value.  The Company capitalized internal-use software and website development costs of $533, $950 and $659 for the years ended December 31, 2008, 2007 and 2006, respectively.

Restructuring Charge

In December 2008 the Company implemented a restructuring initiative to lower its current and future operating expenses in order to align its costs with the current business conditions with the goal of maintaining its profitability and investing as appropriate to gain market share.  As a result of this initiative, the Company has recorded a restructuring charge comprised principally of employee severance and associated termination costs related to the reduction of its workforce, a reduction in certain office leases, contract termination costs in connection with the elimination of its two print publications and write-offs of leasehold improvements associated with the exit of facilities. These activities have been accounted for primarily in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when management commits to an exit plan. SFAS 146 also requires that: (i) liabilities associated with exit and disposal activities be measured at fair value; (ii) one-time termination benefits be expensed at the date the entity notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period; and (iii) costs to terminate a contract before the end of its term be recognized when the entity terminated the contract in accordance with the contract terms.

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

No single customer represented 10% or more of total accounts receivable at December 31, 2008 and 2007.   No single customer accounted for more than 10% of revenue for the years ended December 31, 2008 and 2007.  One customer accounted for 11% of revenue for the year ended December 31, 2006. No other customer accounted for more than 10% of revenue for the year ended December 31, 2006.

Derivative Instruments

The Company has adopted the accounting and disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires that all derivative instruments be recorded on the consolidated balance sheet at their fair value. In September, 2006, the Company entered into an interest rate swap agreement to mitigate interest rate fluctuations on its variable rate bank term loan, as further described in Note 10. Under SFAS No. 133, the interest rate swap agreement is deemed to be a cash flow hedge and qualifies for hedge accounting using the shortcut method. Accordingly, changes in the fair value of the interest rate swap agreement are recorded in "accumulated other comprehensive loss" on the consolidated statements of redeemable convertible preferred stock and stockholders' deficit. The Company has no foreign exchange contracts, option contracts, or other hedging arrangements.

Advertising Expense

Advertising expense primarily includes promotional expenditures and are expensed as incurred. Advertising expense was $1, $30 and $102 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Stock-Based Compensation

At December 31, 2008, the Company had two stock-based employee compensation plans which are more fully described in Note 12.  Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. SFAS No. 123(R) requires nonpublic companies that used the minimum value method under SFAS No. 123 for either recognition or pro forma disclosures to apply SFAS No. 123(R) using the prospective-transition method.  As such, the Company will continue to apply APB Opinion No. 25 in future periods to equity awards outstanding at the date of adoption of SFAS No. 123(R) that were measured using the minimum value method.  In accordance with SFAS No. 123(R), the Company recognizes the compensation cost of employee stock-based awards in the statement of operations using the straight line method over the vesting period of the award. Effective with the adoption of SFAS No. 123(R), the Company has elected to use the Black-Scholes option pricing model to determine the fair value of stock options granted.

Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income (loss) and its components in financial statements. Comprehensive income (loss) is defined to include all changes in equity during a period, except those resulting from investments by stockholders and distributions to stockholders. Other comprehensive income (loss) includes changes in the fair value of the Company’s interest rate swap, unrealized gains (losses) on available for sale securities and foreign currency translation adjustments.

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

As of May 16, 2007, the effective date of the Company’s initial public offering, the Company transitioned from having two classes of equity securities outstanding, common and preferred stock, to a single class of equity securities outstanding, common stock, upon automatic conversion of shares of redeemable convertible preferred stock into shares of common stock.  In calculating diluted earnings per share for the period January 1, 2007 to May 16, 2007 and 2006 shares related to redeemable convertible preferred stock were excluded because they were anti-dilutive.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share is as follows:

	For the Years Ended December 31,
	2008	2007	2006
		As restated	As restated
Numerator:
Net income	$1,764	$6,545	$7,513

Accretion of preferred stock dividends	-	3,948	10,762
Total net income applicable to preferred stockholders	-	3,948	10,762

Net income (loss) applicable to common stockholders	$1,764	$2,597	$(3,249)

Denominator:
Basic:
Weighted average shares of common stock outstanding	41,424,920	28,384,303	7,824,374

Diluted:
Weighted average shares of common stock outstanding	41,424,920	28,384,303	7,824,374
Effect of potentially dilutive shares	2,014,699	2,962,435	-
Total weighted average shares of common stock outstanding	43,439,619	31,346,738	7,824,374

Calculation of Net Income (Loss) Per Common Share:
Basic:
Net income (loss) applicable to common stockholders	$1,764	$2,597	$(3,249)
Weighted average shares of stock outstanding	41,424,920	28,384,303	7,824,374
Net income (loss) per common share	$0.04	$0.09	$(0.42)

Diluted:
Net income (loss) applicable to common stockholders	$1,764	$2,597	$(3,249)
Weighted average shares of stock outstanding	43,439,619	31,346,738	7,824,374
Net income (loss) per common share (1)	$0.04	$0.08	$(0.42)

(1)
Diluted net income (loss) per common share does not include the weighted-average effect of anti-dilutive common equivalent shares from stock options outstanding of 1,942,258 and 59,543 for 2008 and 2007, respectively.  Common equivalent shares have not been included in the net loss per share calculation for the year ended December 31, 2006 because the effect of including them would be anti-dilutive.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (SFAS No. 141R). This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in SFAS No. 141R. SFAS No. 141R replaces the cost allocation process required by SFAS No. 141, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS No. 141R retains the guidance in SFAS No. 141 for identifying and recognizing intangible assets separately from goodwill. SFAS No. 141R will now require acquisition costs to be expensed as incurred, restructuring costs associated with a business combination must generally be expensed prior to the acquisition date and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which is the Company's 2009 fiscal year. Earlier adoption is prohibited. The adoption of SFAS No. 141R may have a significant impact on the Company's accounting for future acquisitions.

In December 2007, the FASB released SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS No. 160 was issued to improve the relevance, comparability, and transparency of financial information provided in financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and will be applied prospectively, except for the presentation and disclosure requirements which will be applied retrospectively. The adoption of SFAS No. 160 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but its provisions apply to all other accounting pronouncements that require or permit fair value measurement. SFAS No. 157 was effective for the Company’s fiscal year beginning January 1, 2008 and for interim periods within that year. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, which delayed for one year the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In accordance with FSP No. 157-2, the Company deferred the application of the provisions of SFAS No. 157 to certain nonfinancial assets and liabilities including reporting units measured at fair value in goodwill impairment tests, nonfinancial assets and liabilities measured at fair value for impairment assessments and nonfinancial liabilities for restructuring activities. As required, the Company adopted SFAS No. 157 for its financial assets on January 1, 2008. Adoption did not have a material impact on the Company’s financial position or results of operations. The adoption of SFAS No. 157, as it pertains to non-financial assets and liabilities, is not expected to have a material impact on the Company’s financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 requires disclosure of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. The adoption of SFAS No. 161 is not expected to have a material effect on the Company's consolidated financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of generally accepted accounting principles in the United States. SFAS No. 162 is effective sixty days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of SFAS No. 162 is not expected to have a material effect on the Company's consolidated financial position and results of operations.

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

The fair value hierarchy of the Company’s financial assets and liabilities carried at fair value and measured on a recurring basis is as follows:

		Fair Value Measurements at Reporting Date Using
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Money market funds (1)	$14,280	$14,280	$-	$-
Short-term investments	42,863	-	42,863	-
Long-term investments	2,575	-	2,575	-
Interest rate swap (2)	77	-	77	-

Total	$59,795	$14,280	$45,515	$-

(1)           Included in cash equivalents on the accompanying consolidated balance sheet.
(2)           Included in other liabilities on the accompanying consolidated balance sheet.

5. Acquisitions

The Brian Madden Company

On November 19, 2008, the Company acquired substantially all of the assets of the The Brian Madden Company LLC (BMC), for $1,315 in cash, of which $1,184 was paid on November 19, 2008 and the remaining balance of $131 will be paid on November 19, 2009.  BMC operates a website (BrianMadden.com) and an event addressing the topics of desktop virtualization, terminal services, and application virtualization. The acquisition provides the Company with an opportunity for growth within segments and in other markets in which it currently does not have a presence, primarily desktop and application virtualization.
The Company applied the guidance included in EITF Issue No. 98-3 to conclude the acquisition of BMC constituted the acquisition of a business. In connection with this acquisition, the Company purchased $79 of property and equipment, $40 of prepaid expenses, recorded $636 of goodwill and recorded $560 of intangible assets related to customer relationships, a non-compete agreement and trade names with estimated useful lives ranging from three to five years.

The estimated fair value of $560 of acquired intangible assets is assigned as follows:

	Useful Life	Estimated Fair Value
Customer relationship intangible asset	48 months	$227
Non-compete agreement intangible asset	36 months	198
Trade name intangible asset	60 months	135

Total intangible assets		$560

The Company engaged a third party valuation specialist to assist management in determining the fair value of the acquired assets of BMC. To value the customer relationship asset, an income approach was used, specifically a variation of the discounted cash-flow method. The projected net cash flows for BMC were tax affected using an effective rate of 41% and then discounted using a discount rate of 25 % to calculate the value of the customer relationship asset. Additionally, the present value of the sum of projected tax benefits was added to arrive at the total fair value of the customer relationship asset. To value the non-compete agreement a comparative business valuation method was used. Based on a non-compete term of 36 months, management projected net cash flows for the Company with and without the non-compete agreement in place. The present value of the sum of the difference between the net cash flows with and without the non-compete agreement in place was calculated, based on a discount rate of 25%.  To value the trade name intangible asset a relief from royalty method was used to estimate the pre-tax royalty savings to the Company related to the BMC trade names.  The projected net cash flows from the pre-tax royalty savings were tax affected using an effective rate of 41% and then discounted using a discount rate of 25% to calculate the value of the trade name intangible asset.

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

The Company applied the guidance included in EITF Issue No. 98-3 to conclude that the acquisition of KnowledgeStorm constituted the acquisition of a business.  In connection with the acquisition, the Company recorded $45,101 of goodwill and $11,620 of other intangible assets related to customer relationships, technology, trade name, customer backlog and non-compete agreements with estimated useful lives ranging from 12 to 108 months.  Of the goodwill recorded in conjunction with the acquisition, none is deductible for income tax purposes.

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

	Years Ended December 31,
	2007	2006
	As Restated

Total revenues	$108,079	$95,228

Net income	$308	$3,206

Net loss per common share:
Basic and diluted	$(0.13)	$(0.92)

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

The Company applied the guidance included in EITF Issue No. 98-3 to conclude that the acquisition of TechGuide constituted the acquisition of a business.  In connection with this acquisition, the Company recorded $7,035 of goodwill and $7,980 of intangible assets related to developed websites, customer relationships, and non-compete agreements with estimated useful lives ranging from 36 to 72 months.

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

2020Software.com

On May 3, 2006, the Company acquired substantially all of the assets associated with 2020Software.com (2020Software) for $15,000 in cash, plus $17 in acquisition related transaction costs. 2020Software is a website focused on providing detailed feature-comparison information and access to trial software for businesses seeking trial versions of customer relationship management, accounting, and other business software. The acquisition provides the Company with an opportunity for growth within segments and in other markets in which it currently does not have a presence, primarily vertical software applications and enterprise markets.

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

6. Restructuring Charge

In December 2008 the Company implemented an expense reduction program that included (i) a reduction in workforce, (ii) a reduction in certain office leases, (iii) the elimination of its two print publications, and (iv) a continuation of strict controls on discretionary spending.  The Company has implemented the cost reductions to lower its current and future operating expenses in order to align its costs with the current business conditions with the goal of maintaining its profitability and investing as appropriate to gain market share.  The Company’s restructuring charge is comprised principally of employee severance and associated termination costs, costs associated with a reduction in certain office leases, contract termination costs in connection with the elimination of its two print publications and write-offs of leasehold improvements associated with the exit of facilities. The Company had no restructuring charges or reserves in 2007 and 2006.

For the year ended December 31, 2008, the Company’s restructuring charge was comprised of the following (in thousands):

Year Ended December 31, 2008
Employee severance pay and related costs	$886
Non-cancelable lease, contract termination, and other charges	559
Write-off of tenant improvements, furniture, and fixed assets	49

Restructuring charge	$1,494

As of December 31, 2008, the remaining liability of $1.1 million was comprised of $597,000 of employee severance pay expenses which the Company expects to substantially pay out by the end of the second quarter of 2009, and $514,000 of non-cancelable lease costs which the Company expects to pay over the lease term, which extends to the end of fiscal 2009.

The activity in the Company’s restructuring accrual for the year ended December 31, 2008 is summarized as follows (in thousands):

Restructuring Charge
Balance as of January 1, 2008	$-
Employee severance pay and related costs	886
Non-cancelable lease, contract termination, and other charges	559
Write-off of tenant improvements, furniture, and fixed assets	49
Restructuring charge	1,494
Cash paid	(331)
Write-off of tenant improvements, furniture, and fixed assets	(49)
Balance as of December 31, 2008	$1,114

As of December 31, 2008 the Company’s restructuring accrual balance of $1.1 million was included in the consolidated balance sheet in accrued expenses and other liabilities.

7. Cash, Cash Equivalents and Investments

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less at date of purchase.  Cash equivalents are carried at cost, which approximates their fair market value.  Cash and cash equivalents consisted of the following:

	As of December 31,
	2008	2007
Cash	$9,850	$6,714
Money market funds	14,280	3,979
Total cash and cash equivalents	$24,130	$10,693

Short and long-term investments consist of municipal bonds, auction rate securities and variable rate demand notes.  Auction rate securities are variable-rate bonds tied to short-term interest rates with maturities in excess of 90 days.  Interest rates on these securities typically reset through a modified Dutch auction at predetermined short-term intervals, usually every 1, 7, 28 or 35 days.  Variable rate demand notes are long-term, taxable, or tax-exempt bonds issued on a variable rate basis that can be tendered by the Company for purchase at par whenever interest rates reset, usually every 7 days.  Despite the long-term nature of the stated contractual maturities of these variable rate demand notes, the Company has the intent and the ability to quickly liquidate these securities.  Auction rate securities and variable rate demand notes are recorded at fair market value, which approximates cost because of their short-term interest rates.  As of December 31, 2008, the Company did not hold any auction rate securities.

The Company’s short and long-term investments are accounted for as available for sale securities under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.  These investments are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax.  The unrealized gain as of December 31, 2008 was $10.  There was no unrealized gain or loss as of December 31, 2007. Realized gains and losses on the sale of these investments are determined using the specific identification method. There were no realized gains or losses in 2008, 2007 and 2006.

Short and long-term investments consisted of the following:

	As of December 31,
	2008	2007
Municipal bonds	$42,863	$19,808
Auction rate securities	-	17,000
Variable rate demand notes	-	14,500
Total short-term investments	$42,863	$51,308

Municipal bonds have contractual maturity dates within eighteen months. All income generated from these investments is recorded as interest income.

8. Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 are as follows:

	As of December 31,
	2008	2007
Balance as of beginning of period	$88,326	$36,190
Goodwill acquired during the period	636	52,136
Adjustments	(4)	-
Balance as of end of period	$88,958	$88,326

9. Intangible Assets

The following table summarizes the Company's intangible assets, net:

		As of December 31, 2008
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer, affiliate and advertiser relationships	1 - 9	$12,449	$(4,641)	$7,808
Developed websites, technology and patents	3 - 6	5,400	(1,500)	3,900
Trademark, trade name and domain name	1 - 7	2,179	(912)	1,267
Proprietary user information database and Internet traffic	3 - 5	4,750	(1,216)	3,534
Non-compete agreements	1 - 3	1,933	(1,200)	733

Total intangible assets		$26,711	$(9,469)	$17,242

		As of December 31, 2007
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer, affiliate and advertiser relationships	1 - 9	$19,077	$(9,140)	$9,937
Developed websites, technology and patents	3 - 6	5,976	(1,176)	4,800
Trademark, trade name and domain name	5 - 7	1,994	(521)	1,473
Proprietary user information database and Internet traffic	3 - 5	4,750	(174)	4,576
Non-compete agreements	1 - 3	1,735	(582)	1,153

Total intangible assets		$33,532	$(11,593)	$21,939

Intangible assets are amortized over their estimated useful lives, which range from one to nine years, using methods of amortization that are expected to reflect the estimated pattern of economic use. The remaining amortization expense will be recognized over a weighted-average period of approximately 2.8 years.

Amortization expense was $5,306, $4,740 and $5,029 for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company expects amortization expense of intangible assets to be as follows:

Years Ending December 31:	Amortization Expense
2009	$4,714
2010	4,202
2011	3,222
2012	2,462
2013	1,010
Thereafter	1,632
$17,242

10. Bank Term Loan Payable

In August 2006, the Company entered into a credit agreement (the "Credit Agreement") with a commercial bank, which included a $10.0 million term loan (the "Term Loan") and a $20.0 million revolving credit facility (the "Revolving Credit Facility").  The Credit Agreement was amended in August 2007 and again in December 2008.

The Revolving Credit Facility matures on August 30, 2011. Unless earlier payment is required by an event of default, all principal and unpaid interest will be due and payable on August 30, 2011. At the Company's option, the Revolving Credit Facility bears interest at either the Prime Rate less 1.00% or the LIBOR rate plus the applicable LIBOR margin.  The applicable LIBOR margin is based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters.  As of December 31, 2008, the applicable LIBOR margin was 1.25%.

The Company is also required to pay an unused line fee on the daily unused amount of its Revolving Credit Facility at a per annum rate based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters. As of December 31, 2008, unused availability under the Revolving Credit Facility totaled $20 million and the per annum unused line fee rate was 0.20%.

The Term Loan requires 39 consecutive monthly principal payments of $250, plus interest, beginning on September 30, 2006 through December 30, 2009. As of December 31, 2008, the outstanding balance due under the Term Loan was $3 million. There was no accrued interest on the Term Loan at December 31, 2008.

In September 2006, the Company entered into an interest rate swap agreement with a commercial bank to mitigate the interest rate fluctuations on the Term Loan. With this interest rate swap agreement in place, the Company has fixed the annual interest rate at 6.98% for the Term Loan. The interest rate swap agreement terminates in December 2009. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the interest rate swap agreement is deemed to be a cash flow hedge and qualifies for special accounting using the shortcut method. Accordingly, changes in the fair value of the interest rate swap agreement are recorded in "accumulated other comprehensive loss" on the consolidated statements of redeemable convertible preferred stock and stockholders' equity (deficit). As of December 31, 2008 and 2007, the fair value of the cash flow hedge was $77 and $102, respectively, and is recorded in other liabilities.

Borrowings under the Credit Agreement are collateralized by a security interest in substantially all assets of the Company. Covenants governing the Credit Agreement require the maintenance of certain financial ratios. At December 31, 2008 the Company was in violation of one loan covenant under the Credit Agreement. The Company failed to file timely audited financial statements with the SEC. The Company received a waiver from the bank agreeing to waive compliance with such covenant solely for the quarters ending December 31, 2008 and March 31, 2009.

11. Commitments and Contingencies

Operating Leases

The Company conducts its operations in leased office facilities under various noncancelable operating lease agreements that expire through January, 2013. Certain of the Company's operating leases include escalating payment amounts and are renewable for varying periods. In accordance with SFAS No. 13, Accounting for Leases, the Company is recognizing the related rent expense on a straight-line basis over the term of the lease. Total rent expense under these leases was approximately $2,981, $1,775 and $1,447 for the years ended December 31, 2008, 2007 and 2006, respectively.

Future minimum lease payments under noncancelable operating leases at December 31, 2008 are as follows:

Years Ending December 31:	Minimum Lease Payments
2009	$3,199
2010	1,191
2011	593
2012	611
2013	51
Thereafter	-
$5,645

Litigation

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation.  At December 31, 2008 and 2007, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

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

In April 2007, the Board approved the 2007 Stock Option and Incentive Plan (the 2007 Plan), which was approved by the stockholders and became effective upon the consummation of the Company’s IPO in May 2007. Effective upon the consummation of the IPO, no further awards will be made pursuant to the 1999 Plan, but any outstanding awards under the 1999 Plan will remain in effect and will continue to be subject to the terms of the 1999 Plan.  The 2007 Plan allows the Company to grant ISOs, NSOs, stock appreciation rights, deferred stock awards, restricted stock and other awards.  Under the 2007 Plan, stock options may not be granted at less than fair market value on the date of grant, and grants generally vest over a four year period.  Stock options granted under the 2007 Plan expire no later than ten years after the grant date.  The Company has reserved for issuance an aggregate of 2,911,667 shares of common stock under the 2007 Plan plus an additional annual increase to be added automatically on January 1 of each year, beginning on January 1, 2008, equal to the lesser of (a) 2% of the outstanding number of shares of common stock (on a fully-diluted basis) on the immediately preceding December 31 and (b) such lower number of shares as may be determined by our compensation committee.  The number of shares available for issuance under the 2007 Plan is subject to adjustment in the event of a stock split, stock dividend or other change in capitalization.  Generally, shares that are forfeited or canceled from awards under the 2007 Plan also will be available for future awards.  In addition, shares subject to stock options returned to the 1999 Plan, as a result of their expiration, cancellation or termination, are automatically made available for issuance under the 2007 Plan.  As of December 31, 2008 a total of 1,719,503 shares were available for grant under the 2007 Plan.

Stock Options

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an option award.  The Company calculated the fair values of the options granted using the following assumptions:

	Years Ended December 31,
	2008	2007	2006
Expected volatility	41% - 71%	47% - 50%	57% - 63%
Expected term (in years)	6.25 years	6.25 years	6.25 years
Risk-free interest rate	1.71% - 3.15%	3.62% - 5.04%	4.68% - 5.05%
Expected dividend yield	-%	-%	-%
Weighted-average grant date fair value per share	$3.28	$7.35	$4.48

As there was no public market for the Company’s common stock prior to the Company's IPO in May 2007, and limited historical information on the volatility of its common stock since the date of the Company’s IPO, the Company determined the volatility for options granted in 2008, 2007 and 2006 based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies for a period equal to the expected life of the option.  The expected life of options has been determined utilizing the "simplified" method as prescribed by the SEC's Staff Accounting Bulletin No. 107, Share-Based Payment.  The risk-free interest rate is based on a zero coupon United States treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas SFAS No. 123 permitted companies to record forfeitures based on actual forfeitures, which was the Company’s historical policy under SFAS No. 123.  As a result, the Company applied an estimated annual forfeiture rate based on its historical forfeiture experience of 2.00%, 1.00%, and 2.10% in determining the expense recorded in 2008, 2007, and 2006, respectively.

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

A summary of the stock option activity under the Company's stock option plan for the years ended December 31, 2008 and 2007 is presented below:

	Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2007	7,534,641	$6.57
Options granted	1,127,295	5.24
Options exercised	(463,082)	4.76
Options forfeited	(381,723)	9.78
Options canceled	(51,553)	10.96
Options outstanding at December 31, 2008	7,765,578	$6.30	6.8	$4,355

Options exercisable at December 31, 2008	4,567,741	$5.34	5.5	$4,355

Options vested or expected to vest at December 31, 2008 (1)	7,594,739	$6.27	6.9	$4,355

(1)
In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

During the years ended December 31, 2008, 2007 and 2006, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $3,677, $13,760 and $2,196, respectively, and the total amount of cash received by the Company from exercise of these options was $2,203, $2,472 and $554, respectively.  The total grant-date fair value of stock options granted after the adoption of SFAS No. 123(R) on January 1, 2006 that vested during the years ended December 31, 2008 and 2007 was $4,189 and $6,223, respectively.  None of the options granted after the adoption of SFAS No. 123(R) on January 1, 2006 vested during the year ended December 31, 2006.

Unrecognized stock-based compensation expense of non-vested stock options of $15.2 million is expected to be recognized using the straight line method over a weighted-average period of 1.4 years.

Restricted Stock Awards

Restricted stock awards are valued at the market price of a share of the Company’s common stock on the date of the grant.  A summary of the restricted stock award activity under the Company's stock option plan for the year ended December 31, 2008 is presented below:

	Shares	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Nonvested outstanding at December 31, 2007	614,775	$14.52
Granted	55,667	7.83
Vested	(197,359)	12.72
Forfeited	(8,607)	14.29
Nonvested outstanding at December 31, 2008	464,476	$14.48	$2,007

The total grant-date fair value of restricted stock awards that vested during the year ended December 31, 2008 was $2,510. None of the restricted stock awards vested during the years ended December 31, 2007 and 2006.

Unrecognized stock-based compensation expense of non-vested restricted stock awards of $6.3 million is expected to be recognized using the straight line method over a weighted-average period of 1.6 years.

13. Stockholders' Equity (Deficit)

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

At December 31, 2008 and 2007, there were 1,269 and 9,644 shares, respectively, of the Company’s common stock reserved for the exercise of all warrants.

Reserved Common Stock

As of December 31, 2008, the Company has reserved common stock for the following:

Number of Shares

Options and restricted stock awards outstanding and available for grant under stock option plans	10,081,537
Warrants	1,269

10,082,806

14. Income Taxes

As of December 31, 2008, the Company had U.S. federal and state net operating loss (NOL) carryforwards of approximately $11.1 million and $17.0 million, respectively, which may be used to offset future taxable income. The NOL carryforwards expire through 2027, and are subject to review and possible adjustment by the Internal Revenue Service. The Internal Revenue Code contains provisions that limit the NOL and tax credit carryforwards available to be used in any given year in the event of certain changes in the ownership interests of significant stockholders. The federal NOL carry forwards of $11.1 million available at December 31, 2008 were acquired from KnowledgeStorm and are subject to limitations on their use in future years.

The income tax provision for the years ended December 31, 2008, 2007 and 2006 consisted of the following:

	Years Ended December 31,
	2008	2007	2006
		As restated	As restated
Current:
Federal	$88	$5,321	$4,321
State	950	1,646	1,316
Total current	1,038	6,967	5,637
Deferred:
Federal	1,782	(1,398)	49
State	(36)	(317)	(28)
Total deferred	1,746	(1,715)	21
	$2,784	$5,252	$5,658

The income tax provision for the years ended December 31, 2008, 2007 and 2006 differs from the amounts computed by applying the statutory federal income tax rate to the consolidated income (loss) before income taxes as follows:

	Years Ended December 31,
	2008	2007	2006
		As restated	As restated

Provision computed at statutory rate	$1,592	$4,129	$4,610
Increase (reduction) resulting from:
Tax exempt interest income	(440)	(712)	-
Stock-based compensation	1,012	792	260
Other nondeductible expenses	137	208	88
State income tax provision (benefit)	581	752	827
Other	(98)	83	(127)
Provision for income taxes	$2,784	$5,252	$5,658

Significant components of the Company's net deferred tax assets and liabilities are as follows:

	As of December 31,
	2008	2007
		As restated
Deferred tax assets:
Net operating loss carryforwards	$4,904	$7,429
Deferred revenue	239	2,303
Purchase price adjustments	-	152
Accruals and allowances	412	463
Depreciation	135	90
Stock-based compensation	3,272	1,503
Deferred rent expense	97	144
Gross deferred tax assets	9,059	12,084
Less valuation allowance	(940)	(940)
Total deferred tax assets	8,119	11,144
Deferred tax liabilities:
Intangible asset amortization	(1,791)	(2,984)
Total deferred tax liabilities	(1,791)	(2,984)
Net deferred tax assets	$6,328	$8,160

As reported:
Current deferred tax assets	$2,959	$5,250
Non-current deferred tax assets	3,369	2,910
Total deferred tax assets	$6,328	$8,160

In evaluating the ability to realize the net deferred tax asset, the Company considers all available evidence, both positive and negative, including past operating results, the existence of cumulative losses in the most recent fiscal years, tax planning strategies that are prudent, and feasible and forecasts of future taxable income. In considering sources of future taxable income, the Company makes certain assumptions and judgments that are based on the plans and estimates that are used to manage the underlying business of the Company. Changes in the Company's assumptions and estimates may materially impact income tax expense for the period.  The valuation allowance of $940 at December 31, 2008 and 2007 relates to state deferred tax assets acquired from KnowledgeStorm that the Company determined were not likely to be realized based on projections of future taxable income in Georgia.  To the extent realization of the state deferred tax assets becomes probable, recognition of these acquired tax benefits would reduce goodwill.

The Company adopted the provisions of FIN 48, an interpretation of SFAS No. 109, Accounting for Income Taxes, on January 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At the adoption date and as of December 31, 2008, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company recognized interest and penalties totaling $17 in 2008.  The Company did not recognize any interest and penalties in 2007.

Tax years 2004 through 2007 are subject to examination by the federal and state taxing authorities.  The Internal Revenue Service completed an audit of our 2006 tax return without identifying any material adjustments.  There are no other income tax examinations currently in process.

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

Geographic Data

Net sales to unaffiliated customers by geographic area were as follows:

	Years Ended December 31,
	2008	2007	2006
		As restated	As restated

United States and Canada	$101,401	$90,216	$78,287
International	3,143	2,034	912
Total	$104,544	$92,250	$79,199

16. 401(k) Plan

The Company maintains a 401(k) retirement savings plan (the Plan) whereby employees may elect to defer a portion of their salary and contribute the deferred portion to the Plan. The Company contributes an amount equal to 50% of the employee's contribution to the Plan, up to an annual limit of two thousand dollars. The Company contributed $751, $622 and $492 to the Plan for the years ended December 31, 2008, 2007 and 2006, respectively. Employee contributions and the Company's matching contributions are invested in one or more collective investment funds at the participant's direction. The Company's matching contributions vest 25% annually and are 100% vested after four consecutive years of service.

17. Quarterly Financial Data (unaudited)

	For the Three Months Ended
	2008				2007
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31
	As restated	As restated	As restated		As restated	As restated	As restated	As restated

Total revenues	$23,263	$27,615	$26,996	$26,670	$17,852	$22,803	$23,106	$28,489
Total cost of revenues	7,542	9,036	8,370	8,143	6,026	7,309	6,914	7,725
Total gross profit	15,721	18,579	18,626	18,527	11,826	15,494	16,192	20,764
Total operating expenses	17,205	17,147	16,449	17,544	11,599	12,332	13,884	16,495
Operating income (loss)	(1,484)	1,432	2,177	983	227	3,162	2,308	4,269
Net income	$(436)	$1,052	$707	$441	$75	$1,988	$1,718	$2,764
Net income (loss) per common share:
Basic	$(0.01)	$0.03	$0.02	$0.01	$(0.31)	$0.03	$0.04	$0.07
Diluted	$(0.01)	$0.02	$0.02	$0.01	$(0.31)	$0.02	$0.04	$0.06

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2008, and due to the material weaknesses in our internal control over financial reporting described in our accompanying Management's Report on Internal Control over Financial Reporting, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level. As further discussed below under “Remediation Plans”, management is implementing measures that we believe will address these deficiencies in our controls and procedures.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal controls over financial reporting as of December 31, 2008. In connection with this assessment, we identified the following material weaknesses in internal control over financial reporting as of December 31, 2008. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Because of the material weaknesses described below, management believes that, as of December 31, 2008, our internal control over financial reporting was not effective based on this criteria.

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

As a result of these material weaknesses, we restated our previously issued financial statements and other financial information for the years 2007 and 2006; and financial information for the years 2005 and 2004, and for each of the quarterly periods ended March 31, June 30, and September 30 in the year 2008 and for each of the quarterly periods in the year 2007.  As discussed in Note 2 of the consolidated financial statements, the aforementioned errors resulted in changes in revenues, deferred revenue and income taxes for the aforementioned periods.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than those material weaknesses described above.

Remediation Plans

Management has identified the following measures to strengthen our internal control over financial reporting and to address the material weaknesses described above. We began implementing certain of these measures prior to the filing of this Form 10-K but changes made to our internal controls have not yet been in place for a sufficient time to have had a significant effect.  Management expects to continue to develop remediation plans and implement additional changes to our internal control over financial reporting during fiscal 2009 and possibly into fiscal 2010, described in detail hereafter. We believe that the actions taken to date, as well as our planned future actions, will adequately address the material weaknesses.

 In order to improve controls over the accounting for certain complex service revenue transactions, we have initiated and intend to continue to:

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

In order to improve controls over ensuring the adequacy of staffing of the accounting group, we have initiated and intend to continue to:

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

In order improve controls to ensure an adequate level of review and supervision by management exists with respect to the underlying accounting policies and procedures underlying certain complex service revenue transactions, we have initiated and intend to continue to:

•
Ensure that accounting group management is routinely reviewing and monitoring the application of and any changes to the accounting policies and procedures underlying complex service revenue recognition transactions during future reporting periods.

•	Ensure the proper evidence of this review is consistently documented during future reporting periods.

In order to ensure the improvement of the effectiveness of detective controls in identifying and correcting errors, we have initiated and intend to continue to:

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

In order to ensure the Company’s accounting and reporting systems are adequate to carry out the level and complexities associated with our service revenue transactions, we have initiated and intend to continue to:

•	Utilize specialized third party consultants to assist us in assessing the limitations of our current system environment.
•	Implement an enhanced revenue software application to improve our current financial reporting system.
•	Update internal processes and procedures to improve the controls over the start date and end date of our service offerings.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
TechTarget, Inc.

We have audited TechTarget, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TechTarget, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following five material weaknesses have been identified and included in management’s assessment:

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

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 financial statements, and this report does not affect our report dated July 13, 2009 on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, TechTarget, Inc. has not maintained effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

/s/ Ernst & Young LLP

Boston, Massachusetts
July 13, 2009

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Current Directors and Executive Officers

Set forth below are the name, age and position of each executive officer and director of TechTarget as of June 1, 2009.

Name	Age	Principal Occupation/Position Held With the Company
Jay C. Hoag (2*)(3*)	51	Director
Roger M. Marino (1)(2)(3)	70	Director
Leonard P. Forman (1*)(2)(3)	63	Director
Bruce Levenson (1)	59	Director
Greg Strakosch	46	Chairman and Chief Executive Officer; Director
Don Hawk	38	President
Eric Sockol	48	Chief Financial Officer, Treasurer
Kevin Beam	45	Executive Vice President
Rick Olin	52	Secretary, Vice President and General Counsel
________________________________
(1) Member of the Audit Committee.
(2) Member of the Nominating and Governance Committee.
(3) Member of the Compensation Committee.
(*) Chair.

Jay C. Hoag has served as a director since 2004. Mr. Hoag is the co-founder of Technology Crossover Ventures, a private equity and venture capital firm. Prior to founding Technology Crossover Ventures in 1995, Mr. Hoag was a managing director of Chancellor Capital Management from 1982 to 1994. Mr. Hoag also serves on the boards of directors of Netflix, Inc. and several private companies. Mr. Hoag holds a B.A. from Northwestern University and a M.B.A. from the University of Michigan.

Roger M. Marino has served as a director since 2000. Mr. Marino is an active private investor in numerous technology start-up companies. In 2001 Mr. Marino founded Revere Pictures, a film production company. Prior to founding Revere Pictures, Mr. Marino co-founded EMC Corporation and retired as its president in 1992. Mr. Marino holds a B.S. from Northeastern University and is a member of Northeastern's Board of Trustees.

Leonard P. Forman has served as a director since December of 2006. Mr. Forman served as the Chief Financial Officer and Executive Vice President of the New York Times Company from 2001 to 2006. Mr. Forman also serves on the board of directors of Wolters Kluwer, N.V. and the Advisory Board of Veronis Shuler and Stevenson. Mr. Forman holds a B.A. from Queens College, City University of New York and completed his  PhD dissertation from New York University.

Bruce Levenson has served as a director since 1999. Mr. Levenson is the co-founder of UCG, where he has worked since 1977. Mr. Levenson is currently a Partner at UCG, where he is involved in company strategy and acquisition efforts. In addition. Mr. Levenson is a partner in Atlanta Spirit, LLC, which is the majority owner of the NBA Atlanta Hawks franchise and the NHL Atlanta Thrashers franchise. Atlanta Spirit LLC also owns the operating rights to the Philips Arena, the major sports and entertainment venue in Atlanta. Mr. Levenson holds a B.A. from Washington University and a J.D. from American University.

Greg Strakosch has served as our chief executive officer and a director since our incorporation in September of 1999 and our chairman since 2007. Prior to co-founding TechTarget, Mr. Strakosch was the President of the Technology Division of United Communications Group, or UCG, a business-to-business information provider. Mr. Strakosch joined UCG in 1992 when the company acquired Reliability Ratings, an IT publishing company that he founded in 1989. Before Reliability Ratings, Mr. Strakosch spent six years at EMC Corporation, a provider of enterprise information storage systems. Mr. Strakosch holds a B.A. from Boston College.

Don Hawk has served as our president since our incorporation in September of 1999. Prior to co-founding TechTarget, Mr. Hawk was a Director of New Media Products for the Technology Division of UCG from 1997 to 1999. Prior to joining UCG, Mr. Hawk was the director of electronic business development for Telecommunications Reports International, a telecommunications publishing company. Mr. Hawk holds a B.A. and an M.A. from George Washington University.

Eric Sockol has served as our chief financial officer since our incorporation in September of 1999 and our treasurer since March 2001. Before joining TechTarget, Mr. Sockol was the Chief Financial Officer of ObTech, Inc., a system integration company, from December 1996 to August 1999. Prior to ObTech, Mr. Sockol was the Chief Financial Officer of OneWave, Inc., a business applications software company, from October 1995 to November 1996. Prior to joining OneWave, Mr. Sockol served as Finance Director and Corporate Controller of Corporate Software, Inc., a global reseller of software and support services, from June 1990 to September 1995. Mr. Sockol is a certified public accountant and holds a B.B.A. from the University of Massachusetts, Amherst.

Kevin Beam has been employed by us since 2000, serving as one of our executive vice presidents since July 2004, and as one of our vice presidents from March 2000 until July 2004. Prior to joining TechTarget, Mr. Beam was a Vice President in the Technology Division of UCG from 1992 to 2000. Prior to joining UCG, Mr. Beam served as Vice President at Reliability Ratings, an IT publishing company, from 1989 to 1992. Before Reliability Ratings, Mr. Beam spent five years in sales and sales management positions at EMC Corporation. Mr. Beam holds a B.A. from Boston College.

Rick Olin has served as our general counsel since October of 2006 and as our secretary since December 2006. Prior to joining us, Mr. Olin was the Senior Vice President of Corporate Development, General Counsel and Secretary of Workscape, Inc., a provider of outsourced human resource technology solutions from March 2005 through October 2006 and its Vice President, General Counsel and Secretary from March 2002 through February 2005. Prior to joining Workscape, Mr. Olin was Vice President and General Counsel at SpeechWorks International, Inc., a provider of speech technology software solutions, from March 1999 through February 2002. Mr. Olin holds a B.A. from Brandeis University, an M.Ed from Harvard University and a J.D. from Northeastern University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports in changes in ownership of our common stock and other of our equity securities. Specific due dates for these reports have been established, and we are required to disclose any failure to file by these dates during 2008. Our officers, directors and greater than 10% stockholders are required by the SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the year ended December 31, 2008, except for one report that was not timely filed by Mr. Roger Marino for one transaction, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted the code of business conduct and ethics on our website, which is located at www.techtarget.com. In addition, we intend to disclose on our website all disclosures that are required by law or NASDAQ Stock Market listing standards concerning any amendments to, or waivers from, any provision of the code of business conduct and ethics.

Audit Committee Members and Financial Expert

Our Board of Directors currently has an Audit Committee that oversees our corporate accounting and financial reporting process. The Audit Committee is currently comprised of three Board members: Messrs. Forman, Levenson and Marino. Mr. Forman currently chairs the Audit Committee. The Board has determined that all members of our Audit Committee are independent, as independence is currently defined in Rule 4350(d)(2)(A)(i) and (ii) of the Nasdaq listing standards. The Board has also determined that Mr. Forman qualifies as an audit committee financial expert, as defined in applicable SEC rules. The charter for the Audit Committee can be found on our corporate website at www.techtarget.com.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

Overview and Compensation Philosophy.  The primary objectives of our compensation committee and our board of directors with respect to executive compensation are to attract, retain and motivate executives who make important contributions to the achievement of our business goals, and to align the incentives of our executives with the creation of long term value for our stockholders. The compensation committee implements and maintains compensation plans in order to enhance the likelihood that we may achieve these objectives. Our executive compensation program is designed to attract and retain those individuals with the skills necessary for us to achieve our long-term business plan, to motivate and reward individuals who perform at or above the levels that we expect and to link a portion of each executive officer's compensation to the achievement of our business objectives. It is also designed to reinforce a sense of ownership, urgency and overall entrepreneurial spirit. Further, our executive compensation program is designed in a manner that we believe aligns the interests of our executive officers with those of our stockholders by providing a portion of our executive officers' compensation through equity-based awards.

Compensation Committee. Our current executive compensation policies and objectives were developed and implemented by our compensation committee, which consists of three independent directors. One of the roles of the compensation committee under its charter is to review and approve compensation decisions relating to our executive officers. Our compensation committee reviews and approves the compensation of our chief executive officer, Mr. Strakosch, and, with input from our chief executive officer, the compensation for our other executive officers. Mr. Strakosch plays no role in determining his own salary, bonus or equity compensation.

Our compensation committee intends to continue to perform, at least annually, a review of our executive compensation program to assess whether such program provides adequate incentives and motivation to our executive officers, and whether it adequately compensates our executive officers relative to comparable executive officers employed by other private and public companies with which we believe we compete for executives. In addition to addressing cash compensation matters for our executive officers, our compensation committee reviews stock option and other equity grants to executive officers, as well as bonus plans, stock option and other equity grants to employees who are not executive officers.

Elements of Executive Compensation

Executive compensation consists of the following elements:

•	base salary;
•	annual performance bonus;
•	equity incentive compensation; and
•	employee benefit plans

We view these elements of compensation as related but distinct. Although our compensation committee reviews total compensation, we generally do not believe that significant compensation derived from one element of compensation should necessarily negate or reduce compensation from other elements. We assess the appropriate level for each compensation component based, in part, on competitive benchmarking consistent with our recruiting and retention goals, our view of internal fairness and consistency, and other considerations we deem relevant, such as the executives’ equity ownership percentage. We believe that stock option and other equity awards are an important motivator in attracting and retaining employees in addition to salary and cash bonus awards. For 2008, the overall mix of executive compensation was shifted more toward long term rewards by implementing a program in which both base salaries and cash performance bonuses were kept at 2007 levels, and additional equity awards were granted in the form of restricted stock units, or “RSUs”, all as further detailed below.

Base Salary. Base salaries are used to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our executives. Base salaries for our executives typically have been set in our offer letter to the executive at the outset of employment. None of our executives are currently party to employment agreements that provide for automatic or scheduled increases in base salary. We determine base salary compensation for our executive officers at a level we believe enables us to retain and motivate and, as needed, hire individuals in a competitive environment, so that such executive officers will contribute to our overall business goals. We also take into account the base salary compensation that is payable by companies that we believe to be our competitors and by other comparable private and public companies with which we believe we generally compete for executives. Base salaries are reviewed annually and adjusted from time to time to realign salaries with market levels after taking into account an individual's responsibilities, performance, skills specific to us and industry experience. In December 2007, our compensation committee approved and recommended for approval, and our board of directors approved, keeping the base salaries for 2008 for our executive officers equal to their base salaries for 2007.

Annual Performance Bonus.  We designed our executive team bonus plan in a manner we believe will focus and motivate our management on achieving key company financial objectives and to reward our management for achievement of these financial objectives. In December 2007, our board of directors approved the 2008 Executive Incentive Bonus Plan, which we refer to as the 2008 Bonus Plan. The 2008 Bonus Plan provided for the payment of an annual cash bonus based on an individual targeted bonus amount for each executive officer. The specific targeted bonus amount for each executive officer was determined by the compensation committee based on a recommendation by Mr. Strakosch and the various factors noted above. Mr. Strakosch's targeted bonus amount is determined by the compensation committee without input from Mr. Strakosch. Each of the executive officers was eligible to earn greater than their targeted bonus amount in the event the applicable financial objective was exceeded. Although the amount of the relevant company financial target in the 2008 Bonus Plan was increased from the target for 2007, the dollar amount payable to each executive officer under the 2008 Bonus Plan was identical to the dollar amount that was in place for each of our executives for 2007; all other terms of the Plan remained the same, and these terms were consistent with the terms of annual performance bonus plans that have been in place for our executive officers since 2002.

Historically, and in connection with the 2008 Bonus Plan, our financial targets for bonuses were established in conjunction with our annual performance and compensation review process that is part of our annual budgeting process. Our compensation committee chose Adjusted EBITDA, defined as earnings before net interest, income taxes, depreciation, and amortization, as further adjusted for stock-based compensation, as the target metric for payment under the 2008 Bonus Plan (as has been the case for bonus payments since 2002).  Adjusted EBITDA was chosen by our compensation committee because, after considering various financial metrics, it believed that Adjusted EBITDA is the appropriate measurement of our performance and achievement of our strategic objectives.

In order for any of our executive officers to have been paid any amounts under the 2008 Bonus Plan, the minimum threshold of 90% of the Adjusted EBITDA bonus target would have had to have been achieved. If the 90% threshold was achieved, then each of our executive officers would have earned 50% of their targeted bonus amount. Furthermore, each of our executive officers would have earned an additional 5% of their targeted bonus amount for each additional 1% of the Adjusted EBITDA bonus target achieved over 90% until 100% of the Adjusted EBITDA bonus target was achieved. If greater than 100% of the Adjusted EBITDA bonus target was achieved for 2008, then the executive officers would have earned an additional cash bonus in excess of their targeted amount.

In 2008, the Company produced below 90% of the Adjusted EBITDA bonus target, which resulted in no payout of any 2008 Bonus Plan amounts to any executive officer. In the five prior fiscal years we paid out to our executive officers the following percentages of their targeted bonus amounts: 86%, 90%, 0%, 261%, and 50%, respectively.    All bonus amounts earned are accounted for in accordance with GAAP throughout the applicable fiscal year.

The table below shows, for each named executive officer, the target annual incentive bonus and actual bonus paid for 2008.

	Bonus	Bonus
	Target	Paid
Name and Position	($)	($)

Greg Strakosch, Chairman and Chief Executive Officer	270,000	-
Don Hawk, President	225,000	-
Eric Sockol, Chief Financial Officer and Treasurer	75,000	-
Kevin Beam, Executive Vice President	175,000	-
Rick Olin, Vice President, General Counsel and Secretary	50,000	-

Equity Incentive Compensation.  We intend to continue, as we have in the past, to utilize equity awards, in the form of stock options and, more recently, RSUs, in each case to attract, motivate and retain employees. We believe that stock options, RSUs and other equity awards are an important component of an executive's overall compensation package, and that this equity element can be effective in rewarding long-term performance of our executives. We believe that this compensation philosophy, in turn, may contribute to long-term value for our stockholders. All of our executive officers and a majority of our key employees have received stock option grants and/or RSU grants under our 1999 Stock Option Plan and/or our 2007 Stock Option Plan. We believe the vesting feature of our equity grants increases executive retention by providing an incentive to remain in our employ during the vesting period. In determining the grants of equity awards, our compensation committee considers the external data described in the “Benchmarking of Compensation and Equity” section below, as well as the recommendations of our chief executive officer. Additionally, other factors considered in this determination include the comparative share ownership of executives in our compensation peer group, our company-level performance, the applicable executive’s performance and the amount and status of equity previously awarded to the executive.

To date, we have typically made an initial equity award to new executives in connection with the start of their employment; we also typically make one annual performance grant of equity per year to certain key employees and executives. Grants of equity awards to executives are all approved by our board of directors or our compensation committee. Stock options are granted based on the fair market value of our common stock on the date of grant. To date, in most cases, the stock options we have granted to our executives have vested as to 25% of such awards at the end of the first year following the grant and in equal quarterly installments over the succeeding three years, while the RSUs granted for 2008 vest in equal annual installments over four years. These executive officer vesting schedules are generally consistent with the vesting of stock options and RSUs granted to other employees.

Annual Equity Grants.  During the fourth quarter of 2007, in connection with our annual employee performance and compensation review, our board of directors, compensation committee and executive officers held discussions, both together and independently, regarding the importance of retaining and motivating key employees in order to plan for our next stage of growth. Based upon those discussions, our chief executive officer recommended that, with respect to 2008 compensation for our management team, which was comprised of approximately 35 people and included our executive officers, this group of employees would not be given any increase in their base annual salaries and, in lieu thereof, would be granted RSUs. The amount of RSUs granted to each such manager, including each executive officer, was based on a formula using salary and bonus amounts, factored by one of two weighting factors, which factors were based on potential impact the manager’s role had on us meeting our financial goals and, in certain other cases, a change in expectations for the role. The RSUs have four-year annual vesting terms in each case.

We typically approve stock option and other equity grants at regularly scheduled meetings of our board of directors or compensation committee, although in some cases, business exigencies or other practical considerations require that stock options and other equity granted be approved through a written consent of the board of directors or compensation committee.

Summary of 2009 Executive Compensation

Base Salary and Bonus Amounts; Percentage Allocation. For 2009, as was the case in 2008, the Company kept the aggregate amount of annual base salary and target cash performance bonus for each executive (together, the “Aggregate Annual Target Compensation”) at 2007 levels. However, for 2009, these amounts were adjusted in order to provide for a consistent percentage allocation among all of our executive officers between the amount of their annual salary and the amount of their target performance cash bonus. Specifically, in December 2008, our compensation committee approved and recommended for approval, and our board of directors approved, keeping the Aggregate Annual Target Compensation for each executive the same as that which each was entitled to in 2008, while providing that Aggregate Annual Target Compensation for each executive would be allocated such that eighty percent (80%) would be represented by annual base salary and twenty percent (20%) would be represented by target performance cash bonus. As a result, certain of our executives received increases in their annual base salaries (and corresponding reductions in their target performance cash bonuses) in connection with such reallocation.  Additionally, the Company continued the practice that was initiated for 2008 of utilizing restricted stock units, or “RSUs”, as long term rewards for our named executive officers.

2009 Bonus Plan. In December 2008, our board of directors approved the 2009 Executive Incentive Bonus Plan, which we refer to as the “2009 Bonus Plan”. The 2009 Bonus Plan provides for the payment of cash bonuses based on an individual targeted bonus amount for each named executive officer. The specific targeted bonus amount for each executive officer is determined by the compensation committee. Mr. Strakosch's targeted bonus amount is determined by the compensation committee without input from Mr. Strakosch. Each of the executive officers is eligible to earn greater than their targeted bonus amount in the event the applicable financial objective is exceeded. The amount of the relevant target in the 2009 Bonus Plan was determined in connection with the Company’s 2009 budgeting process. In connection with the reallocation of Aggregate Annual Target Compensation, as described above, the dollar amounts payable to certain executive officer under the 2009 Bonus Plan were reduced from the dollar amounts that were in place for our executives for 2008.  In order for any of our executive officers to be paid any amounts under the 2009 Bonus Plan, we must reach or exceed a minimum threshold of 90% of the Adjusted EBITDA bonus target. If the 90% threshold is achieved, then each of our executive officers will earn 50% of their targeted bonus amount. Furthermore, each of our executive officers will earn an additional 5% of their targeted bonus amount for each additional 1% of the Adjusted EBITDA bonus target achieved over 90% until 100% of the Adjusted EBITDA bonus target is achieved. If greater than 100% of the Adjusted EBITDA bonus target is achieved for fiscal year 2009, then the executive officers will earn an additional cash bonus in excess of their targeted amount. Under the terms of the 2009 Plan, each executive will be entitled to a quarterly cash payout under the Plan based on the Company’s Adjusted EBITDA for the applicable fiscal quarter and year-to-date.

2009 Equity Grant. During the fourth quarter of 2008, in connection with our annual employee performance and compensation review, our board of directors, compensation committee and chief executive officer held discussions, both together and independently, regarding the importance of retaining and motivating key executive employees in order to plan for our next stage of growth. Based upon those discussions, there was a recognition that a disproportionate amount of the equity that had been granted over the years to certain key executives was either fully-vested and, in the case of option grants, had exercise prices below the price at which the Company’s stock had generally been trading over recent periods. In addition, there was a corresponding recognition that, even with the current challenges presented by the macro-economic environment, it would be most appropriate, and in keeping with the Company’s philosophy regarding executive compensation to date, to have these new equity grants to the executives only begin vesting in the event that the Company achieves a certain annual financial performance threshold. The RSUs will vest following the first fiscal year in which the Company achieves positive Adjusted EBITDA, provided, that in the event that the Company does not achieve positive Adjusted EBITDA by its 2011 fiscal year, the RSU grant shall expire and terminate. Once this corporate performance metric is achieved, the RSUs have four-year vesting terms, in each case with the initial 25% vesting on the first anniversary of the grant date preceding the initial vesting trigger date and, thereafter, in installments of 6.25% of the total grant following the expiration of each 91-day period thereafter until fully-vested. Based on the foregoing, the Compensation Committee approved and recommended for approval, and the Board approved, a grant to our five named executive officers of an aggregate of 1.8 million performance-based RSUs, which grant, in the case of certain key named executive officers, was in recognition of the potential retention risk posed by their respective equity positions in the Company.

Employee Benefit Plans. Our employees, including our executive officers, are entitled to various employee benefits. These benefits include: medical and dental care plans; flexible spending accounts for healthcare; life, accidental death and dismemberment and disability insurance; and a 401(k) plan. We offer a 401(k) plan to eligible employees. Under our 401(k) plan, we may provide a discretionary matching contribution to all employees after they meet all eligibility requirements. Currently, we match fifty cents of each dollar of compensation contributed by the participant up to a maximum of $2,000 per year. The employer contributions vest over a four-year period commencing on the employee's hire date.

Tax Considerations

Section 162(m) of the Internal Revenue Code of 1986, as amended, generally disallows a tax deduction for compensation in excess of $1.0 million paid to our chief executive officer and our four other most highly paid executive officers. Qualifying performance-based compensation is not subject to the deduction limitation if specified requirements are met. We generally intend to structure the performance-based portion of our executive compensation, when feasible, to comply with exemptions in Section 162(m) so that the compensation remains tax deductible to us. However, our compensation committee or board of directors may, in its judgment, authorize compensation payments that do not comply with the exemptions in Section 162(m) when it believes that such payments are appropriate to attract and retain executive talent.

Benchmarking of Compensation and Equity

Our compensation committee believes that using a benchmark to measure the performance of our executive officers may not always be appropriate, but also believes that it can be a meaningful factor in determining cash and equity compensation. Determining the appropriate compensation for each of our executive officers involves various objective and subjective compensation principles. Therefore, our compensation committee, when assessing our compensation plans, both by component and in the aggregate, reviews the following information and data. With regard to our chief executive officer, chief financial officer and general counsel, given that we believe the role and responsibilities for those positions are generally consistent from company to company, we review the compensation of those titled positions as detailed in public company filings and certain private company data for companies with similar financial and operational characteristics. Those characteristics include market capitalization (where applicable), revenue, profitability, headcount, industry and geography. Additionally, for the other two members of our executive management team whose positions are more distinct and may not be as readily benchmarked by title, we attempt to find analogous positions in other public and private companies in our industry with similar financial and operational characteristics by function and responsibilities. Following this review, our compensation committee considers additional individual factors that contribute to the executive's value to our company, such as length of service and specific skills that make an executive officer uniquely key to our success. For 2008, the compensation committee considered the compensation of the executives of a set of peer companies; the group of peer companies was determined to have been appropriate by the compensation committee members. Based on the committee’s review of the compensation data available on the executives in this peer group, the compensation committee determined that keeping the aggregate annual salary and target cash performance bonus amounts for our executives the same as 2007, while providing the equity grant in the form of Restricted Stock Units, was appropriate.

We have not retained a compensation consultant to develop or review our policies and procedures with respect to executive compensation. Our compensation committee, comprised of Leonard Forman, Jay C. Hoag, and Bruce Levenson, the latter two of whom, either personally or on behalf of their respective funds, represent substantial stockholders in our company. These compensation committee members reviewed and approved the compensation of our executive officers, relying in part on their substantial business experience.

Compensation Committee Report

The compensation committee has reviewed and discussed the section of this Annual Report entitled “Compensation Discussion and Analysis” with management. Based on this review and discussion, the compensation committee has recommended to the board of directors that such section be included in this annual report on Form 10-K for the fiscal year ended December 31, 2008.

Executive Officer Compensation

Summary Compensation Table

The following table sets forth the compensation earned for 2008 and 2007 for the following persons, whom we refer to as our named executive officers.

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (3)	Total ($)

Greg Strakosch, Chairman and Chief Executive Officer	2008	440,000	126,495	559,155	-	2,000	1,127,650
	2007	440,000	4,844	558,358	232,983	1,500	1,237,685
Don Hawk, President	2008	350,000	98,001	559,155	-	2,000	1,009,156
	2007	350,000	3,744	558,358	194,153	1,500	1,107,755
Eric Sockol, Chief Financial Officer and Treasurer	2008	275,000	124,723	279,584	-	2,000	681,307
	2007	275,000	4,773	279,177	64,718	1,500	625,168
Kevin Beam, Executive Vice President	2008	350,000	187,070	419,369	-	2,000	958,439
	2007	350,000	7,159	418,765	151,008	1,500	928,432
Rick Olin, Vice President, General Counsel and Secretary	2008	200,000	44,542	55,909	-	2,000	302,451
	2007	200,000	1,701	55,703	43,145	1,500	302,049

(1)
The amounts in the “Stock Awards” column reflect the dollar amounts recognized as compensation expense for financial statement reporting purposes for each officer during 2008 and 2007, as required by SFAS No. 123(R).

(2)
The amounts in the “Options Awards” column reflect the dollar amounts recognized as compensation expense for financial statement reporting purposes for each officer during 2008 and 2007, as required by SFAS No. 123(R), disregarding any estimates of forfeitures relating to service-based vesting conditions. Amounts do not include awards granted prior to 2006.  For the assumptions relating to these valuations, see Note 12 to our 2008 audited financial statements.

(3)	These amounts represent matching 401(k) contributions.

Grants of Plan-Based Awards

There were no plan-based awards granted during 2008 to our named executive officers.

Restricted stock unit awards entitle the recipient to receive shares of common stock to be delivered at the time the restricted stock units vest subject to any deferral plan that a named executive officer may elect to put in place. Restricted stock unit awards to our named executive officers generally vest in annual installments over four years. Upon termination of employment, unvested restricted stock units automatically terminate and will be forfeited. Until shares of common stock are delivered at the time the restricted stock units vest, the holder has no rights as a stockholder with respect to the shares subject to such restricted stock unit, including voting rights and the right to receive dividends or dividend equivalents. The rights and interests in the restricted stock units may not be sold, assigned, encumbered or otherwise transferred except, in the event of death, by will or by the laws of descent and distribution. In the event the executive’s employment with us is terminated by reason of death or disability or by us for a reason other than cause (as defined in the applicable named executive officer’s employment agreement), then the number of restricted stock units which will be vested will be determined in accordance with the applicable executive’s employment agreement (as summarized below).

Stock options granted to our executives typically vest as follows: 25% of the number of shares covered by the option on the first anniversary of the date of grant and 6.25% of the number of shares covered by the option for the twelve quarters thereafter. The term of the options is between six and ten years. Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option, including voting rights and the right to receive dividends or dividend equivalents.

See the section of this annual report statement entitled, “Potential Payments Upon Termination or Change in Control” for a description of the effect of a termination of employment and/or change in control on the vesting schedules of stock options and RSUs granted to our executive officers.

Outstanding Equity Awards at 2008 Year-End

The following table summarizes the outstanding equity award holdings held by our named executive officers as of December 31, 2008.

	Option Awards					Stock Awards
	Number of	Number of				Number of		Market Value
	Securities	Securities				Shares or		of Shares or
	Underlying	Underlying				Units of		Units of
	Unexercised	Unexercised		Option		Stock That		Stock That
	Options	Options		Exercise	Option	Have Not		Have Not
	Exercisable	Unexercisable		Price	Expiration	Vested		Vested
Name	(#)	(#)		($)	Date	(#)		($) (1)

Greg Strakosch	268,750	-		0.20	9/17/2009	26,625	(4)	115,020
	687,500	-		2.16	11/1/2011
	375,000	-		2.16	8/4/2013
	250,000	-		5.04	12/17/2014
	281,250	218,750	(2)	7.36	9/27/2016

Don Hawk	15,438	-		2.72	1/9/2014	20,625	(4)	89,100
	125,000	-		5.04	12/17/2014
	281,250	218,750	(2)	7.36	9/27/2016

Eric Sockol	20,000	-		1.80	12/12/2010	26,250	(4)	113,400
	20,000	-		2.16	1/18/2012
	12,500	-		2.72	1/9/2014
	25,000	-		5.04	12/17/2014
	140,625	109,375	(2)	7.36	9/27/2016

Kevin Beam	101,058	-		2.36	3/15/2010	39,375	(4)	170,100
	25,000	-		2.16	1/18/2012
	50,000	-		2.16	7/30/2013
	12,500	-		2.72	1/9/2014
	62,500	-		5.04	12/17/2014
	210,937	164,063	(2)	7.36	9/27/2016

Rick Olin	25,000	25,000	(3)	7.80	10/30/2016	9,375	(4)	40,500

(1)	The value of the restricted stock units is based on $4.32, which was the closing price of the Company’s stock on December 31, 2008.

(2)	25% of the shares in this grant vested on September 27, 2007 and the remaining shares vest 6.25% every ninety-one days thereafter over the following three years.

(3)	25% of the shares in this grant vested on October 30, 2007 and the remaining shares vest 6.25% every ninety-one days thereafter over the following three years.

Option Exercises and Stock Vested During 2008

The following table sets forth the aggregate number of shares for which options were exercised, and the aggregate number of shares that vested, during 2008 by our named executive officers.

	Option Awards		Stock Awards
	Number of		Number of
	Shares	Value	Shares	Value
	Acquired on	Realized on	Acquired on	Realized on
	Exercise	Exercise	Vesting	Vesting
Name	(#)	($)	(#)	($)

Greg Strakosch	-	-	-	-
Don Hawk	-	-	-	-
Eric Sockol	48,720	585,706	-	-
Kevin Beam	58,505	697,266	-	-
Rick Olin	-	-	-	-

Messrs. Strakosch, Hawk, Sockol, Beam and Olin deferred receipt of RSU’s vesting on December 18, 2008 of 8,875, 6,875, 8,750, 13,125 and 3,125 shares, respectively.

Employment Agreements and Potential Payments Upon Termination or Change-in-Control

We have entered into employment agreements that may require us to make certain payments and/or provide certain benefits to our named executive officers in the event of a termination of employment or change in control. The following narrative and tabular disclosure summarizes the potential payments to each named executive officer assuming that one of the events described below occurs. The table assumes that the event occurred on December 31, 2008, the last day of the fiscal year.

The employment agreement of each named executive officer entitles him to severance benefits if we terminate his employment without "cause", if the executive officer terminates his employment for "good reason" or if his termination occurs due to his death or disability. For purposes of the employment agreements, "cause" means: (i) any act of fraud or gross misconduct; (ii) commission of a (x) felony or (y) misdemeanor involving moral turpitude, deceit, dishonesty or fraud; (iii) gross negligence or willful misconduct; and "good reason" means: (i) a material reduction of the executive's salary and/or target bonus other than a reduction that is similar to the reduction made to the salary and/or target bonus of all other senior executives; (ii) a change in the executive's responsibilities and/or duties which constitutes a demotion; (iii) relocation of the offices at which the executive is principally employed to a location more than 50 miles from such offices, (iv) our failure to pay amounts due under the employment agreement; or (v) failure of any successor in interest to the business to assume our obligations under the employment agreement. In addition, Mr. Sockol's employment agreement includes in the definition of "good reason," a change of our chief executive officer.

In the event of a termination by us without cause, by the executive officer for good reason or as a result of the executive officer’s death or disability, the executive is entitled to a payment, in the case of Mr. Strakosch, equal to his annual salary, in the case of Messrs. Hawk, Beam and Sockol, equal to nine months of their respective annual salary, and, in the case of Mr. Olin, six months of his annual salary. Additionally, in such event, each executive is entitled to (a) a payment of a portion of their annual targeted bonus equal to the greater of (i) 50% of such targeted amount and (ii) a pro rated portion thereof based on the applicable period in the then-current fiscal year that has passed; (b) payment by us of all health and welfare benefits pursuant to the same financial arrangement as was in place prior to the termination for a period equal to, in the case of Mr. Strakosch, one year, in the case of Messrs. Hawk, Beam and Sockol, nine months, and, in the case of Mr. Olin, six months; and (c) acceleration of unvested option shares and RSU grants in an amount equal to an additional ten percent for each year of service with us (except, in the case of Mr. Olin, equal to the greater of (1) 50% of the then-unvested number of his option shares and RSU grants and (2) an additional ten percent for each year of his service to TechTarget). Additionally, a failure of TechTarget to renew the employment agreement (unless as a result of "cause") is deemed to be a termination without cause, entitling the executive to his severance benefits.

In the event that the executive is terminated for cause or terminates his employment other than for good reason, the executive is not entitled to any of the foregoing severance benefits.

In the event of a change in control of us, all unvested options to purchase shares of our common stock and all unvested RSU grants become fully-exercisable by each named executive officer. Under the terms of the amended and restated employment agreements "change in control" is defined as: (i) a merger or consolidation of us with or into any other corporation or other business entity (except one in which the holders of our capital stock immediately prior to such merger or consolidation continue to hold at least a majority of the outstanding securities having the right to vote in an election of our board of directors, which we refer to as voting stock, of the surviving corporation); (ii) a sale, lease, exchange or other transfer (in one transaction or a related series of transactions) of all or substantially all of our assets; (iii) the acquisition by any person or any group of persons (other than us, any of our direct or indirect subsidiaries, or any trustee, fiduciary or other person or entity holding securities under any employee benefit plan or trust of us or any of our direct or indirect subsidiaries) acting together in any transaction or related series of transactions, of such number of shares of the voting stock as causes such person, or group of persons, to own beneficially, directly or indirectly, as of the time immediately after such transaction or series of transactions, more than 50% of the combined voting power of the voting stock other than as a result of an acquisition of securities directly from us, or solely as a result of an acquisition of securities by us, which by reducing the number of shares of the voting stock outstanding increases the proportionate voting power represented by the voting stock owned by any such person to more than 50% of the combined voting power of such voting stock; (iv) a change in the composition of our board of directors following a tender offer or proxy contest, as a result of which persons who, immediately prior to such tender offer or proxy contest, constituted our board of directors shall cease to constitute at least a majority of the members of our board of directors; and (v) any liquidation, reorganization in bankruptcy, dissolution or winding up of us (whether voluntary or involuntary).

Payments upon a Triggering Event

The following table sets forth information regarding the amounts payable by us under employment agreements to the named executive officers in the event that the named executive officer is terminated by us without cause, the named executive officer terminates his employment for good reason, or as a result of the executive officer’s death or disability; and in any such event, assuming such termination occurred on December 31, 2008.

			Equity	Healthcare
	Salary	Bonus	Payments	Benefits	Total
Name	($) (1)	($)	($) (2)	($)	($)

Greg Strakosch	440,000	270,000	103,518	14,916	828,434
Don Hawk	262,500	225,000	80,190	11,187	578,877
Eric Sockol	206,250	75,000	102,060	11,187	394,497
Kevin Beam	262,500	175,000	136,080	11,187	584,767
Rick Olin	100,000	50,000	20,250	7,458	177,708
_________________________________
(1)
In the case of Mr. Strakosch, the amount is equal to his annual salary. In the case of Messrs. Hawk, Sockol and Beam, the amount is equal to nine months of their respective annual salary, and, in the case of Mr. Olin, the amount is equal to six months of his annual salary.

(2)
Represents the number of shares of our common stock under option and RSU grants that would vest multiplied by the fair market value of common stock as of December 31, 2008 and, in the case of options, minus the related exercise price.

Upon a change in control only, Messrs. Strakosch, Hawk, Sockol, Beam and Olin would be entitled to the acceleration of all unvested stock options and all unvested RSU grants with aggregate estimated values equal to $115,020, $89,100, $113,400, $170,100 and $40,500 respectively.

Equity Compensation Plans

1999 Stock Option Plan.  Our 1999 Stock Option Plan, as amended, was adopted by our board of directors and approved by our stockholders in September of 1999 and most recently amended on September 27, 2006. Our 1999 Stock Option Plan is administered by our compensation committee, which has full authority and discretion to interpret and apply the provisions of the 1999 Stock Option Plan. The 1999 Stock Option Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock and other stock based awards. Our employees, officers, directors, consultants and advisors are eligible to receive awards under the 1999 Stock Option Plan.

As of December 31, 2008, there were outstanding options under our 1999 Stock Option Plan to purchase a total of 5,942,977 shares of our common stock. In connection with the adoption of our 2007 Stock Option Plan, our board of directors determined not to make any further grants under the 1999 Stock Option Plan.

2007 Stock Option and Incentive Plan.    Our 2007 Stock Option Plan, upon recommendation by our compensation committee, was adopted by our board of directors and approved by our stockholders in April 2007 and became effective on May 15, 2007. Our 2007 Stock Option Plan permits us to make grants of incentive stock options, non-qualified stock options, stock appreciation rights, deferred stock awards, restricted stock awards and other awards. We initially reserved 2,911,667 shares of our common stock plus any shares of our common stock that are represented by awards granted under our 1999 Stock Option Plan that expire, are cancelled or are terminated for issuance of awards under our 2007 Stock Option Plan. Our 2007 Stock Option Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each year, beginning on January 1, 2008, by the lesser of (a) 2% of the outstanding number of shares of common stock on the immediately preceding December 31 and (b) such lower number of shares as may be determined by our compensation committee. Generally, shares that are forfeited or canceled from awards under our 2007 Stock Option Plan also will be available for future awards. In addition, stock options returned to our 1999 Stock Option Plan, as of result of their expiration, cancellation or termination, are automatically made available for issuance under our 2007 Stock Option Plan. In December 2008, the compensation committee allowed for the automatic two percent increase of the number of shares reserved and available for issuance under our 2007 Stock Option Plan. As a result of this allowance and the forfeiture and termination of awards under our 1999 Stock Option Plan and our 2007 Stock Option Plan, as of June 30, 2009, there were 917,726 shares reserved and available for issuance under our 2007 Stock Option Plan.

Our 2007 Stock Option Plan is administered by our compensation committee. Our compensation committee has full power and authority to select the participants to whom awards will be granted, to make any combination of awards to participants, to accelerate the exercisability or vesting of any award and to determine the specific terms and conditions of each award, subject to the provisions of the 2007 Stock Option Plan. All full-time and part-time officers, employees, directors and other key persons (including consultants and prospective employees) are eligible to participate in our 2007 Stock Option Plan.

The exercise price of stock options awarded under our 2007 Stock Option Plan may not be less than the fair market value of the common stock on the date of the option grant. Our compensation committee will determine at what time or times each option may be exercised (provided that in no event may it exceed ten years from the date of grant) and, subject to the provisions of our 2007 Stock Option Plan, the period of time, if any, after retirement, death, disability or other termination of employment during which options may be exercised.

Stock appreciation rights may be granted under our 2007 Stock Option Plan. Stock appreciation rights allow the recipient to receive the appreciation in the fair market value of our common stock between the exercise date and the date of grant. The compensation committee determines the terms of stock appreciation rights, including when such rights become exercisable and whether to pay the increased appreciation in cash or with shares of our common stock, or a combination thereof.

Restricted stock and deferred stock awards may also be granted under our 2007 Stock Option Plan. Restricted stock awards are shares of our common stock that vest in accordance with terms and conditions established by our compensation committee. The compensation committee may impose whatever conditions to vesting it determines to be appropriate. Shares of restricted stock that do not vest are subject to our right of repurchase or forfeiture. Deferred stock awards are units entitling the recipient to receive shares of stock paid out on a deferred basis, and subject to such restrictions and conditions, as the compensation committee shall determine. Our compensation committee will determine the number of shares of restricted stock or deferred stock awards granted to any employee. Our 2007 Stock Option Plan also gives the compensation committee discretion to grant stock awards free of any restrictions.

Our compensation committee also may grant awards under our 2007 Stock Option Plan that are intended to be "qualified performance-based" compensation under Section 162(m) of the Internal Revenue Code. Dividend equivalent rights may also be granted under our 2007 Stock Option Plan. Dividend equivalent rights are awards entitling the grantee to current or deferred payments equal to dividends on a specified number of shares of stock. Dividend equivalent rights may be settled in cash or shares and are subject to other conditions as the committee shall determine.  Unless our compensation committee provides otherwise, our 2007 Stock Option Plan does not generally allow for the transfer of awards and only the recipient of an award may exercise an award during his or her lifetime.

No awards may be granted under the 2007 Stock Option Plan after the tenth anniversary of the effective date of the 2007 Stock Option Plan and, in the case of incentive stock options, after April 20, 2017. In addition, our board of directors may amend or discontinue the 2007 Stock Option Plan at any time and our compensation committee may amend or cancel any outstanding award for the purpose of satisfying changes in law or for any other lawful purpose. No such amendment may adversely affect the rights under any outstanding award without the holder's consent. Other than in the event of a necessary adjustment in connection with a change in our stock or a merger or similar transaction, our compensation committee may not "reprice" or otherwise reduce the exercise price of outstanding stock options.

As of December 31, 2008, under our 2007 Stock Option Plan, there were 7,765,578 outstanding options to purchase shares of our common stock and 596,456 outstanding restricted stock unit grants. Additionally, in lieu of the cash board of directors’ fees that were due and owing to our non-employee directors for 2008 under our board compensation program, we issued a total of 38,668 shares of our common stock under our 2007 Stock Option Plan.

Compensation of Directors

Directors who are also employees will continue to receive no compensation for their service as a director. However, since January 1, 2007, all non-employee directors:

•	have been paid a base annual retainer of $20,000;
•	have been paid a fee of $1,500 for attendance at each board meeting and were reimbursed for any actual out-of-pocket expenses incurred in attending any such meeting;
•	have been paid a fee of $1,000 for attendance at each committee meeting and were reimbursed for actual out-of-pocket expenses incurred in attending any such meeting; and
•	received an annual grant of options to purchase, at the fair market value at the time of issuance, 2500 shares of our common stock, which options will be immediately exercisable.

In addition, each non-employee director is paid, on an annual basis, the following amounts for service as follows: each member of the audit committee: $5,000; each member of the compensation committee: $2,500; and each member of the nominating and corporate governance committee: $2,500. In addition, each committee chairperson will receive the following additional annual cash payments: chairperson of the audit committee: $10,000; chairperson of the compensation committee: $5,000; and chairperson of the nominating and corporate governance committee: $5,000.

In lieu of receiving cash payments for their service on our board of directors or our board committees, in 2008 all cash fees were paid in equity under our 2007 Stock Option and Incentive Plan.

In the event that we add additional non-employee directors to our board, we will determine the amount of equity compensation, if any, based on the available benchmarking data for directors of comparable companies as well as other relevant factors, such as that person's experience in our industry, unique skills and knowledge, and the extent to which we expect that person will serve on and/or chair any committees. In consideration of Mr. Forman's agreement to join our board in late 2006, and to serve as chairman of our audit committee, we agreed to grant to Mr. Forman an option to purchase 75,000 shares of our common stock. The option vested and became exercisable over a two-year period. The exercise price for the shares underlying Mr. Forman's stock is equal to $13.00 per share. Any future grants to Mr. Forman will be provided in accordance with our then applicable director compensation guidelines. In determining the amount of Mr. Forman's initial grant, our board reviewed the individual factors detailed above and, in this case, Mr. Forman's business and financial experience in highly-relevant industry sectors, and the fact that he will be serving as chairman of our audit committee.

2008 Director Compensation

The following table details the compensation earned during 2008 by our non-employee directors.

	Stock	Option
	Awards	Awards	Total
Name	($) (1)	($) (2)	($)

Leonard P. Foreman	62,503	7,998	70,501
Jay C. Hoag	41,005	7,998	49,003
Bruce Levenson	36,998	7,998	44,997
Roger M. Marino	43,498	7,998	51,496
Alan G. Spoon	11,995	-	11,995

(1)
The amounts in the “Stock Awards” column reflect the dollar amounts recognized as compensation expense for financial statement reporting purposes for each director during 2008, as required by SFAS No. 123(R).

(2)
The amounts in the “Options Awards” column reflect the dollar amounts recognized as compensation expense for financial statement reporting purposes for each director during 2008, as required by SFAS No. 123(R), disregarding any estimates of forfeitures relating to service-based vesting conditions. For the assumptions relating to these valuations, see Note 12 to our 2008 audited financial statements.

Compensation Committee Report

The compensation committee has reviewed and discussed the section of Annual Report entitled “Compensation Discussion and Analysis” with management. Based on this review and discussion, the compensation committee has recommended to the board of directors that such section be included in this annual report on Form 10-K for the fiscal year ended December 31, 2008.

Compensation Committee Interlocks and Insider Participation

As indicated above, the Compensation Committee consists of Messrs.  Hoag, Forman and Marino. None of our executive officers serves as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any other entity that has one or more of its executive officers serving as a member of our board of directors or compensation committee. None of the current members of our compensation committee has ever been one of our employees.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the securities authorized for issuance under our equity compensation plans as of June 30, 2009.

(c)
Number of Securities
	(a)		Remaining Available
	Number of Securities	(b)	for Future Issuance
	to be Issued	Weighted-Average	Under Equity
	Upon Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	(Excluding
	Options, Warrants	Options, Warrants	Securities Reflected
Plan Category	and Rights	and Rights	in Column (a))

Equity compensation plans approved by security holders (1)	8,363,303	5.85	1,719,503	(2)
Equity compensation plans not approved by security holders	-	-	-

Total	8,363,303	5.85	1,719,503

(1)
Our 2007 Stock Option and Incentive Plan provides that the number of shares reserved and available for issuance under the plan will automatically increase each year, beginning on January 1, 2008, by the lesser of (a) 2% of the outstanding number of shares of our common stock on the immediately preceding December 31 and (b) such lower number of shares as may be determined by our compensation committee.

(2)	The number of securities remaining for future issuance consists of 1,719,503 shares issuable under our 2007 Stock Option and Incentive Plan, which was approved by our shareholders.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 31, 2009 (or such other date as indicated) for:

•	each person, entity or group whom we know to beneficially own more than 5% of our outstanding common stock;
•	each of our named executive officers, directors and our director-nominees; and
•	all of our executive officers, directors and our director-nominees as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as indicated by footnote, to our knowledge, the persons and entities named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws. Securities that may be beneficially acquired within 60 days of June 30, 2009, including shares subject to options exercisable within 60 days of June 30, 2009, and shares subject to restricted stock units scheduled to be delivered within 60 days of June 30, 2009, are deemed to be beneficially owned by the person or entity holding such securities for the purpose of computing ownership of such person or entity, but are not treated as outstanding for the purpose of computing the ownership of any other person or entity. Applicable percentage of beneficial ownership is based on 41,745,193 shares of common stock outstanding as of June 30, 2009.

		Right to	Total Number	% of
	Outstanding	Acquire	Beneficially	Common Stock
Name and Address of Beneficial Owner (1)	Shares	Within 60 Days	Owned	Outstanding

5% Stockholders
TCV V, L.P. and its related entities (2)	12,381,914	-	12,381,914	29.66%
Polaris Venture Partners (3)	9,153,335	-	9,153,335	21.93%
Non-Employee Directors
Leonard P. Foreman	18,863	80,000	98,863	0.24%
Jay C. Hoag (4)	12,394,788	5,000	12,399,788	29.70%
Bruce Levenson (5)	1,241,170	5,000	1,246,170	2.98%
Roger M. Marino (6)	4,049,584	5,000	4,054,584	9.71%
Named Executive Officers
Greg Strakosch	-	1,933,875	1,933,875	4.43%
Don Hawk	207,264	484,188	691,452	1.64%
Eric Sockol	58,343	258,125	316,468	0.75%
Kevin Beam	-	508,870	508,870	1.20%
Rick Olin	-	34,375	34,375	0.08%
All directors and officers as a group	27,123,347	3,314,433	30,437,780	67.55%

(1)	Except as otherwise indicated, addresses are c/o TechTarget, Inc., 117 Kendrick Street, Suite 800, Needham, Massachusetts 02494.

(2)
Consists of 12,150,808 shares held by TCV V, L.P. and 231,106 shares held by TCV Member Fund L.P. (collectively, the "TCV Funds"). The sole general partner of TCV V, L.P. and a general partner of TCV Member Fund, L.P. is Technology Crossover Management V, L.L.C. ("TCM V"). The investment activities of TCM V are managed by Jay C. Hoag, a director of the company, Richard H. Kimball, John L. Drew, Jon Q. Reynolds, Jr., and William J.G. Griffith IV (collectively, the "TCM Members") who share voting and dispositive power with respect to the shares beneficially owned by the TCV Funds. TCM V and the TCM Members disclaim beneficial ownership of such shares except to the extent of their individual pecuniary interest therein. The address of TCM V, the TCV Funds and the TCM Members is 528 Ramona Street, Palo Alto, California 94301.

(3)
Consists of 5,840,039 shares held by Polaris Venture Partners III, L.P., 151,636 shares held by Polaris Venture Partners Entrepreneurs' Fund III, L.P., 92,335 shares held by Polaris Venture Partners Founders' Fund III, L.P., 3,014,764 shares held by Polaris Venture Partners IV, L.P. and 54,561 shares held by Polaris Venture Partners Entrepreneurs' Fund IV, L.P. The general partner for each of Polaris Venture Partners III, L.P., a Delaware limited partnership ("PVP III"), Polaris Venture Partners Entrepreneurs' Fund III, L.P., a Delaware limited partnership ("Entrepreneurs' III"), and Polaris Venture Partners Founders' Fund III, L.P., a Delaware limited partnership ("Founders' III"), is Polaris Venture Management Co. III, L.L.C., a Delaware limited liability company ("Polaris III"). Jonathan A. Flint ("Flint"), Terrance G. McGuire ("McGuire") and Alan G. Spoon ("Spoon") are the managing members of Polaris III. Polaris III, the general partner of each of PVP III, Entrepreneurs' III and Founders' III, may be deemed to have sole power to vote and sole power to dispose of shares of the issuer directly owned by PVP III, Entrepreneurs' III and Founders' III. Flint, McGuire and Spoon are the managing members of Polaris III and may be deemed to have shared power to vote and shared power to dispose of shares of the issuer directly owned by PVP III, Entrepreneurs' III and Founders' III. The general partner  for each of Polaris Venture Partners IV, L.P., a Delaware limited partnership ("PVP IV"), and Polaris Venture Partners Entrepreneurs' Fund IV, L.P., a Delaware limited partnership ("Entrepreneurs' III"), is Polaris Venture Management Co. IV, L.L.C., a Delaware limited liability company ("Polaris IV"). Flint, McGuire and Spoon are the managing members of Polaris IV. Polaris IV, the general partner of each of PVP IV and Entrepreneurs' IV, may be deemed to have sole power to vote and sole power to dispose of shares of the issuer directly owned by PVP IV and Entrepreneurs' IV. Flint, McGuire and Spoon are the managing members of Polaris IV and may be deemed to have shared power to vote and shared power to dispose of shares of the issuer directly owned by PVP IV and Entrepreneurs' IV. The address of PV III Funds, PV III, PV IV Funds and PVM IV is 1000 Winter Street, Waltham, Massachusetts 02451.

(4)
Consists of 1,500 shares of Common Stock and options to purchase 5,000 shares of Common Stock held directly by Mr. Hoag. Mr. Hoag has the sole power to dispose and direct the disposition of such shares and options and any shares issuable upon the exercise of the options, and the sole power to direct the vote of the shares currently held and of any shares to be received upon exercise of the options.  However, Mr. Hoag has transferred to TCV Management 2004, L.L.C. (“TCM 2004”) 100% of the pecuniary interest in such shares and options and any shares to be issued upon exercise of such options.  Also includes 11,374 shares of Common Stock held by TCM 2004.  Mr. Hoag is a member of TCM 2004, but disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.  Also includes shares of Common Stock owned by TCV V, L.P. and TCV Member Fund, L.P.  (collectively the “TCV Funds”). Please see note (2) above for a discussion of the ownership of the TCV Funds.  Mr. Hoag disclaims beneficial ownership of the shares held by the TCV Funds except to the extent of his pecuniary interest therein.

(5)
Consists of 11,700 shares held by Mr. Levenson individually and 1,229,470 shares held by the Bruce Levenson 2008 Grantor Retained Annuity Trust (“Levenson Trust”).  Mr. Levenson retains sole voting and dispositive power over the shares beneficially owned by the Levenson Trust.

(6)	Consists of 3,112,620 shares held by Mr. Marino individually, 462,021 shares held by GRAM Limited Partnership and 474,943 shares held by ROGRAM, L.L.C..

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Director Compensation

Please see “Director Compensation” for a discussion of options granted and other compensation to our non-employee directors.

Executive Compensation

Please see “Executive Compensation” for additional information on compensation of our executive officers. Information regarding (1) employment agreements with our five (5) executive officers, each of which contain severance and change of control provisions, is set forth under “Executive Compensation —Potential Payments Upon Termination or Change-in-Control.”

Policies and Procedures for Related Person Transactions

Our board of directors has adopted written policies and procedures for the review of any transaction, arrangement or relationship in which we are a participant, the amount involved exceeds $120,000, and one of our executive officers, directors, director nominees or 5% stockholders (or their immediate family members), each of whom we refer to as a “related person,” has a direct or indirect material interest.

If a related person proposes to enter into such a transaction, arrangement or relationship, which we refer to as a “related person transaction,” the related person must report the proposed related person transaction to our general counsel. The policy calls for the proposed related person transaction to be reviewed and, if deemed appropriate, approved by our audit committee. Whenever practicable, the reporting, review and approval will occur prior to entry into the transaction. If advance review and approval is not practicable, the audit committee will review, and, in its discretion, may ratify the related person transaction. The policy also permits the chairman of the audit committee to review and, if deemed appropriate, approve proposed related person transactions that arise between audit committee meetings, subject to ratification by the audit committee at its next meeting. Any related person transactions that are ongoing in nature will be reviewed annually.

A related person transaction reviewed under the policy will be considered approved or ratified if it is authorized by the audit committee after full disclosure of the related person’s interest in the transaction. As appropriate for the circumstances, the audit committee will review and consider:

•	the related person’s interest in the related person transaction;
•	the approximate dollar value of the amount involved in the related person transaction;
•	the approximate dollar value of the amount of the related person’s interest in the transaction without regard to the amount of any profit or loss;
•	whether the transaction was undertaken in the ordinary course of our business;
•	whether the terms of the transaction are no less favorable to us than terms that could have been reached with an unrelated third party;
•	the purpose of, and the potential benefits to us of, the transaction; and
•
any other information regarding the related person transaction or the related person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

The audit committee may approve or ratify the transaction only if the audit committee determines that, under all of the circumstances, the transaction is in, or not inconsistent with, our best interests. The audit committee may impose any conditions on the related person transaction that it deems appropriate.

In addition to the transactions that are excluded by the instructions to the SEC’s related person transaction disclosure rule, our board of directors has determined that the following transactions do not create a material direct or indirect interest on behalf of related persons and, therefore, are not related person transactions for purposes of this policy:

•
interests arising solely from the related person’s position as an executive officer of another entity (whether or not the person is also a director of that entity), that is a participant in the transaction, where (a) the related person and all other related persons own in the aggregate less than a 10% equity interest in the entity, (b) the related person and his or her immediate family members are not involved in the negotiation of the terms of the transaction and do not receive any special benefits as a result of the transaction and (c) the amount involved in the transaction equals less than the greater of $200,000 or 5% of the annual gross revenues of the company receiving payment under the transaction, and

•	a transaction that is specifically contemplated by provisions of our charter or bylaws.

The policy provides that transactions involving compensation of executive officers shall be reviewed and approved by the compensation committee in the manner specified in its charter.

CORPORATE GOVERNANCE

Our board of directors believes that good corporate governance is important to ensure that we are managed for the long-term benefit of our stockholders.  This section describes the key corporate governance guidelines and practices that we have adopted.  The charters governing the audit committee, the compensation committee, and the nominating and corporate governance committee, the code of business conduct and ethics, as well as our corporate governance guidelines, are posted on the corporate governance page of our website at www.techtarget.com. You may also obtain a copy of any of these documents without charge by writing to TechTarget, Inc., 117 Kendrick Street, Suite 800, Needham, MA 02494, attention: corporate secretary.

Corporate Governance Guidelines

Our board of directors has adopted corporate governance guidelines to assist in the exercise of its duties and responsibilities and to serve our best interests and those of our stockholders.  These guidelines, which provide a framework for the conduct of our board of directors’ business, provide that:

•
Our business and affairs are managed by or under the direction of our board of directors, acting on behalf of the stockholders. Our board of directors has delegated to our officers the authority and responsibility for managing the Company’s everyday affairs. Our board of directors has an oversight role and is not expected to perform or duplicate the tasks of our chief executive officer or senior management;

•	a majority of the members of our board of directors shall meet the independence standards of the Marketplace Rules of the National Association of Securities Dealers, Inc. (“NASD”); and
•	the independent members of our board of directors regularly meet in executive session.

Board Meetings and Attendance

Our board of directors held 5 meetings in 2008.  During 2008, each director attended at least 75% of the aggregate of the total number of meetings of our board of directors and the total number of meetings held by each committee of our board of directors on which such director served during the period for which such director served except for Mr. Levenson, who attended an aggregate of 71% of our Board and Committee meetings.

Board Determination of Independence.

Under applicable NASDAQ rules, a director will only qualify as an “independent director” if, in the opinion of our board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that none of Messrs. Forman, Hoag, Levenson, or Marino, who comprise our audit, compensation and nominating and corporate governance committees, has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Director Attendance at Annual Meeting of Stockholders

Our corporate governance guidelines provide that directors are encouraged to attend the Annual Meeting.  Due to the fact that we became a public company in May of 2007, we did not hold an annual meeting of stockholders in 2007. In 2009, in light of the delay caused by the Company’s review of its business processes pertaining to its online service revenue offerings and the related application of accounting policies and procedures to these business processes, we did not schedule an annual meeting of stockholders.  Beginning in 2010, the Company’s policy is to schedule a regular meeting of the Board on the same date as the Company’s annual meeting of stockholders and, accordingly, directors are encouraged to be present at such stockholder meetings.

Item 14.  Principal Accounting Fees and Services

The following table sets forth the aggregate fees for services billed to us by Ernst & Young LLP, our registered public accounting firm, for each of the last two fiscal years.

Fee Category	2008	2007

Audit fees (1)	$1,261,600	$480,000
Audit-related fees	-	-
Tax fees (2)	90,000	28,100
All other fees	-	-

Total fees	$1,351,600	$508,100

(1)
Audit fees consist of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements.

(2)	Tax fees consist of fees for tax compliance and tax planning services.

Pre-Approval Policies and Procedures

Our audit committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent registered public accounting firm. This policy generally provides that we will not engage our independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by the audit committee or the engagement is entered into pursuant to one of the pre-approval procedures described below.

From time to time, our audit committee may pre-approve specified types of services that are expected to be provided to us by our registered public accounting firm during the next 12 months. Any such pre-approval is detailed as to the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.

Our audit committee has also delegated to the chairman of the audit committee the authority to approve any audit or non-audit services (other than internal control-related services, which must be pre-approved by the full Committee) to be provided to us by our independent registered public accounting firm, as well as to discuss with the independent auditor the matters required to be discussed by SAS 100. Any approval of services by the chairman of the audit committee pursuant to this delegated authority must be reported on at the next scheduled meeting of the audit committee.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)	Financial Statements are filed as part of this Annual Report on Form 10-K.

(b)	The following consolidated financial statements are included in Item 8:

•	Consolidated Balance Sheets as of December 31, 2008 and 2007 (restated)
•	Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007 (rested) and 2006 (restated)
•	Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for the Years Ended December 31, 2008, 2007 (restated) and 2006 (restated)
•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 (restated) and 2006 (restated)
•	Notes to Consolidated Financial Statements

(c)	List of Exhibits.

(d)	The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHTARGET, INC.
Date: July 16, 2009

By:	/s/ Greg Strakosch
Greg Strakosch
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Greg Strakosch	Chief Executive Officer and Director	July 16, 2009
Greg Strakosch	(Principal executive officer)

/s/ Eric Sockol	Chief Financial Officer	July 16, 2009
Eric Sockol	(Principal financial and accounting officer)

/s/ Leonard Forman	Director	July 16, 2009
Leonard Forman

/s/ Jay C. Hoag	Director	July 16, 2009
Jay C. Hoag

/s/ Bruce Levenson	Director	July 16, 2009
Bruce Levenson

/s/ Roger M. Marino	Director	July 16, 2009
Roger M. Marino

EXHIBIT INDEX
			Incorporated by Reference to
Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
	Articles of Incorporation and By-Laws
3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant	10-Q	3.1	11/13/2007	001-33472
3.2	Amended and Restated Bylaws of the Registrant	S-1/A	3.3	03/20/2007	333-140503
	Instruments Defining the Rights of Security Holders
4.1	Specimen Stock Certificate for shares of the Registrant's Common Stock	S-1/A	4.1	04/10/2007	333-140503
	Material Contracts
10.1	Second Amended and Restated Investors' Rights Agreement by and among the Registrant, the Investors named therein and SG Cowen Securities Corporation, dated as of December 17, 2004	S-1	10.1	02/07/2007	333-140503
10.2	Form of Indemnification Agreement between the Registrant and its Directors and Officers	S-1/A	10.2	05/15/2007	333-140503
10.3#	2007 Stock Option and Incentive Plan	S-1/A	10.3	04/20/2007	333-140503
10.4#	Form of Incentive Stock Option Agreement under the 2007 Stock Option and Incentive Plan	S-1/A	10.4	04/20/2007	333-140503
10.5#	Form of Non-Qualified Stock Option Agreement under the 2007 Stock Option and Incentive Plan	S-1/A	10.5	04/20/2007	333-140503
10.6#	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors	S-1/A	10.5.1	04/27/2007	333-140503
10.7#	Form of Restricted Stock Agreement under the 2007 Stock Option and Incentive Plan	S-1/A	10.6	04/20/2007	333-140503
10.8#	Form of Restricted Stock Unit Agreement under the 2007 Stock Option and Incentive Plan	10-K	10.8	3/31/2008	001-33472
10.9#	Restricted Stock Unit Agreement, dated December 18, 2007, by and between the Registrant and Kevin Beam	10-K	10.9	3/31/2008	001-33472
10.10#	Restricted Stock Unit Agreement, dated December 18, 2007, by and between the Registrant and Don Hawk	10-K	10.10	3/31/2008	001-33472
10.11#	Restricted Stock Unit Agreement, dated December 18, 2007, by and between the Registrant and Rick Olin	10-K	10.11	3/31/2008	001-33472
10.12#	Restricted Stock Unit Agreement, dated December 18, 2007, by and between the Registrant and Eric Sockol	10-K	10.12	3/31/2008	001-33472
10.13#	Restricted Stock Unit Agreement, dated December 18, 2007, by and between the Registrant and Greg Strakosch	10-K	10.13	3/31/2008	001-33472
10.14#	Executive Incentive Bonus Plan	S-1/A	10.7	04/20/2007	333-140503
10.15#	1999 Stock Option Plan	S-1	10.8	02/07/2007	333-140503
10.16#	Form of Incentive Stock Option Grant Agreement under the 1999 Stock Option Plan (for grants prior to September 27, 2006)	S-1	10.9	02/07/2007	333-140503
10.17#	Form of Incentive Stock Option Grant Agreement under the 1999 Stock Option Plan (for grants on or after September 27, 2006)	S-1	10.10	02/07/2007	333-140503
10.18#	Form of Incentive Stock Option Grant Agreement under the 1999 Stock Option Plan (for grants to executives)	S-1/A	10.10.1	05/01/2007	333-140503
10.19#	Form of Nonqualified Stock Option Grant Agreement under the 1999 Stock Option Plan	S-1	10.11	02/07/2007	333-140503
10.20#	Lease Agreement between the Registrant and Wellsford/Whitehall Holdings, L.L.C. for the premises located at 117 Kendrick Street, Needham, MA, dated as of November 25, 2003	S-1	10.12	02/07/2007	333-140503
10.21#	First Amendment to Lease Agreement between the Registrant and Wellsford/Whitehall Holdings, L.L.C. for the premises located at 117 Kendrick Street, Needham, MA, dated July 27, 2004	S-1	10.13	02/07/2007	333-140503
10.22#	Second Amendment to Lease Agreement between the Registrant and Wellsford/Whitehall Holdings, L.L.C. for the premises located at 117 Kendrick Street, Needham, MA, dated December, 2004	S-1	10.14	02/07/2007	333-140503
10.23#	Third Amendment to Lease Agreement between the Registrant and Intercontinental Fund III for the premises located at 117 Kendrick Street, Needham, MA, dated September 21, 2006	S-1	10.15	02/07/2007	333-140503

10.24#	Credit Facility Agreement between the Registrant and Citizens Bank of Massachusetts, dated August 30, 2006	S-1	10.16	02/07/2007	333-140503
10.25#	Amended and Restated Employment Agreement, dated January 17, 2008, by and between the Registrant and Greg Strakosch	10-K	10.25	3/31/2008	001-33472
10.26#	Amended and Restated Employment Agreement, dated January 17, 2008, by and between the Registrant and Don Hawk	10-K	10.26	3/31/2008	001-33472
10.27#	Amended and Restated Employment Agreement, dated January 17, 2008, by and between the Registrant and Eric Sockol	10-K	10.27	3/31/2008	001-33472
10.28#	Amended and Restated Employment Agreement, dated January 17, 2008, by and between the Registrant and Kevin Beam	10-K	10.28	3/31/2008	001-33472
10.29#	Amended and Restated Employment Agreement, dated January 17, 2008, by and between the Registrant and Rick Olin	10-K	10.29	3/31/2008	001-33472
	Additional Exhibits
21.1	List of Subsidiaries	10-K	21.1	3/31/2008	001-33472
*23.1	Consent of Ernst & Young LLP
*31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
*32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Agreement and Plan of Merger by and among the Registrant, Catapult Acquisition Corp. and KnowledgeStorm, Inc. dated November 1, 2007	8-K	99.1	11/07/2007	001-33472

* Filed herewith.

# Management contract or compensatory plan or arrangement filed as an Exhibit to this report pursuant to 15(a) and 15(c) of Form 10-K.