Form 10-K/A
TechTarget Inc
filed 2009-07-20
CIK 1293282

UNITED STATED SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes   ☐   No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☐   No   ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer," "accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

This Annual Report on Form 10-K/A contains forward-looking statements that are based on the beliefs of management and assumptions made by and information currently available to them. The words “expect,” “anticipate,” “believe,” “may,” “estimate,” “intend” and similar expressions are intended to identify such forward-looking statements. Forward-looking statements involve risks, uncertainties and assumptions including those described in “Risk Factors,” which could cause our actual results to be materially different from results expressed or implied by such forward-looking statements.

EXPLANATORY NOTE

On July 16, 2009, TechTarget, Inc. ("the Company", "we", "us" or similar pronouns) filed its Annual Report on Form 10-K for the year ended December  31, 2008 and related exhibits. The Company mistakenly included with this filing an old form of the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. As a result, the Company is hereby filing this amendment to the Form 10-K to amend and restate the 10-K in its entirety, including all exhibits and new certifications pursuant to Section 302 of the Sarbanes-Oxley  Act of 2002.

On June 10, 2009, the Company filed a Form 8-K which informed the public that the Company determined that its previously-issued consolidated financial statements should not be relied upon due to the Company’s review of its revenue recognition policies, and that the Company would be restating its consolidated financial statements as of and for the years ended December 31, 2004, 2005, 2006 and 2007, within its December 31, 2008 Form 10-K/A filing, and as of and for the quarter and year to date periods ended March 31, 2008 and 2007, June 30, 2008 and 2007, and September 30, 2008 and 2007, within its respective Form 10-Q/A filings.  In this Form 10-K/A, the Company is restating its consolidated balance sheet as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the fiscal years ended December 31, 2007 and 2006.  This Form 10-K/A also reflects the restatement of “Selected Consolidated Financial Data” in Item 6 as of and for the fiscal years ended December 31, 2007, 2006, 2005 and 2004, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 for the fiscal years ended December 31, 2007 and 2006.

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

Available Information

Our website address is www.techtarget.com. We make available free of charge through our website our Annual Reports on Form 10-K/A, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (SEC). Our reports filed with the SEC are also available at the SEC’s website at www.sec.gov. Our Code of Business Conduct and Ethics, and any amendments to our Code of Business Conduct and Ethics Corporate Governance Guidelines and Board Committee Charters, are also available on our website. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K/A.

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

The information included under the heading “Stock Performance Graph” in Item 5 of this Annual Report on Form 10-K/A is “furnished” and not “filed” and shall not be deemed to be “soliciting material” or subject to Regulation 14A, shall not be deemed “filed” for purposes of Section 18 of the Securities Act of 1934, as amended, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Securities Act of 1934, as amended.

Item 6.  Selected Consolidated Financial Data

The consolidated balance sheet as of December 31, 2007 and the consolidated statements of operations for the fiscal years ended December 31, 2007 and 2006 have been restated as set forth in this 2008 Form 10-K/A. The data for the consolidated balance sheets as of December 31, 2006, 2005 and 2004 and the consolidated statements of operations for the fiscal years ended December 31, 2005 and 2004 have been restated to reflect the impact of the revenue and provision for income tax adjustments, but such restated data have not been audited and is derived from the books and records of the Company. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K/A to fully understand factors that may affect the comparability of the information presented below. The information presented in the following tables has been adjusted to reflect the restatement of the Company’s financial results, which is more fully described in the “Explanatory Note” immediately preceding Part I, Item 1 and in Note 2, “Restatement of Previously Issued Financial Statements” in the Notes to the Consolidated Financial Statements of this Form 10-K/A.

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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K/A.  In this discussion and analysis, dollar, share and per share amounts are not rounded to thousands unless otherwise indicated.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K/A particularly under the heading "Risk Factors."

The following information has been adjusted to reflect the restatement of our financial results, which is more fully described in the “Explanatory Note” immediately preceding Part I, Item 1 and in Note 2, “Restatement of Previously Issued Financial Statements” in Notes to the Consolidated Financial Statements of this Form 10-K/A.

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

Remediation Plans

Management has identified the following measures to strengthen our internal control over financial reporting and to address the material weaknesses described above. We began implementing certain of these measures prior to the filing of this Form 10-K/A but changes made to our internal controls have not yet been in place for a sufficient time to have had a significant effect.  Management expects to continue to develop remediation plans and implement additional changes to our internal control over financial reporting during fiscal 2009 and possibly into fiscal 2010, described in detail hereafter. We believe that the actions taken to date, as well as our planned future actions, will adequately address the material weaknesses.

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

Compensation Committee Report

The compensation committee has reviewed and discussed the section of this Annual Report entitled “Compensation Discussion and Analysis” with management. Based on this review and discussion, the compensation committee has recommended to the board of directors that such section be included in this annual report on Form 10-K/A for the fiscal year ended December 31, 2008.

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

Outstanding Equity Awards at 2008 Year-End

The following table summarizes the outstanding equity award holdings held by our named executive officers as of December 31, 2008.

	Option Awards					Stock Awards
	Number of	Number of				Number of		Market Value
	Securities	Securities				Shares or		of Shares or
	Underlying	Underlying				Units of		Units of
	Unexercised	Unexercised		Option		Stock That		Stock That
	Options	Options		Exercise	Option	Have Not		Have Not
	Exercisable	Unexercisable		Price	Expiration	Vested		Vested
Name	(#)	(#)		($)	Date	(#)		($) (1)

Greg Strakosch	268,750	-		0.20	9/17/2009	26,625	(4)	115,020
	687,500	-		2.16	11/1/2011
	375,000	-		2.16	8/4/2013
	250,000	-		5.04	12/17/2014
	281,250	218,750	(2)	7.36	9/27/2016

Don Hawk	15,438	-		2.72	1/9/2014	20,625	(4)	89,100
	125,000	-		5.04	12/17/2014
	281,250	218,750	(2)	7.36	9/27/2016

Eric Sockol	20,000	-		1.80	12/12/2010	26,250	(4)	113,400
	20,000	-		2.16	1/18/2012
	12,500	-		2.72	1/9/2014
	25,000	-		5.04	12/17/2014
	140,625	109,375	(2)	7.36	9/27/2016

Kevin Beam	101,058	-		2.36	3/15/2010	39,375	(4)	170,100
	25,000	-		2.16	1/18/2012
	50,000	-		2.16	7/30/2013
	12,500	-		2.72	1/9/2014
	62,500	-		5.04	12/17/2014
	210,937	164,063	(2)	7.36	9/27/2016

Rick Olin	25,000	25,000	(3)	7.80	10/30/2016	9,375	(4)	40,500

(1)	The value of the restricted stock units is based on $4.32, which was the closing price of the Company’s stock on December 31, 2008.

(2)	25% of the shares in this grant vested on September 27, 2007 and the remaining shares vest 6.25% every ninety-one days thereafter over the following three years.

(3)	25% of the shares in this grant vested on October 30, 2007 and the remaining shares vest 6.25% every ninety-one days thereafter over the following three years.

(4)	25% of the shares in this grant vested on December 18, 2008 and the remaining shares vest 25% each of the following three years on December 18 of 2009, 2010 and 2011, respectively.

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

Compensation Committee Report

The compensation committee has reviewed and discussed the section of Annual Report entitled “Compensation Discussion and Analysis” with management. Based on this review and discussion, the compensation committee has recommended to the board of directors that such section be included in this annual report on Form 10-K/A for the fiscal year ended December 31, 2008.

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)	Financial Statements are filed as part of this Annual Report on Form 10-K/A.

(b)	The following consolidated financial statements are included in Item 8:

•	Consolidated Balance Sheets as of December 31, 2008 and 2007 (restated)
•	Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007 (rested) and 2006 (restated)
•	Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for the Years Ended December 31, 2008, 2007 (restated) and 2006 (restated)
•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 (restated) and 2006 (restated)
•	Notes to Consolidated Financial Statements

(c)	List of Exhibits.

(d)	The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Annual Report on Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHTARGET, INC.
Date: July 20, 2009

By:	/s/ Greg Strakosch
Greg Strakosch
Chief Executive Officer and Director

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