Form 10-Q
period 2009-03-31
TechTarget Inc
filed 2009-08-17
CIK 1293282

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q is filed by TechTarget, Inc. ("the Company", "we", "us" or similar pronouns) for the quarter ended March 31, 2009. This filing has been delayed as a result of activities related to the restatement of our historical financials as disclosed in the Company’s most recent filings, including Amendment No.1 to its Annual Report on Form 10-K/A for the year ended  December  31,  2008 and related exhibits filed on July 20, 2009.

As disclosed therein, on June 10, 2009, the Company filed a Form 8-K which informed the public that the Company determined that our previously-issued consolidated financial statements should not be relied upon due to the Company’s review of our revenue recognition policies, and that the Company would be restating our consolidated financial statements as of and for the years ended December 31, 2004, 2005, 2006 and 2007 within its December 31, 2008 Form 10-K filing, and as of and for the quarter and year to date periods ended March 31, 2008 and 2007, June 30, 2008 and 2007, and September 30, 2008 and 2007, within its respective Form 10-Q/A filings.

As a result of the Company’s filing on July 16, 2009 of our Form 10-K for the year-ended December 31, 2008 and Forms 10-Q/A for the quarters ended March 31, June 30 and September 30, 2008,  and following the filing of this Form 10-Q and the contemporaneous filing of our Quarterly Report on Form 10-Q for the period ended June 30, 2009, the Company will be current with its periodic filings.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
TECHTARGET, INC.
Consolidated Balance Sheets
 (In thousands, except share and per share data)

	March 31, 2009	December 31, 2008
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$22,948	$24,130
Short-term investments	41,114	42,863
Accounts receivable, net of allowance for doubtful accounts of $579 and $642 as of March 31, 2009 (unaudited) and December 31, 2008, respectively	13,684	17,622
Prepaid expenses and other current assets	7,072	6,251
Deferred tax assets	2,836	2,959
Total current assets	87,654	93,825

Property and equipment, net	3,710	3,904
Long-term investments	6,619	2,575
Goodwill	88,958	88,958
Intangible assets, net of accumulated amortization	16,027	17,242
Deferred tax assets	3,545	3,369
Other assets	132	139

Total assets	$206,645	$210,012

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of bank term loan payable	$2,250	$3,000
Accounts payable	2,232	3,404
Accrued expenses and other current liabilities	2,260	2,908
Accrued compensation expenses	788	702
Deferred revenue	7,910	8,749
Total current liabilities	15,440	18,763

Long-term liabilities:
Other liabilities	244	312
Total liabilities	15,684	19,075

Commitments (Note 10)	-	-

Stockholders' equity:
Preferred stock, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 41,727,131 and 41,616,963 shares issued and outstanding at March 31, 2009 (unaudited) and December 31, 2008, respectively	42	42
Additional paid-in capital	223,746	221,597
Warrants	2	2
Accumulated other comprehensive income (loss)	106	(77)
Accumulated deficit	(32,935)	(30,627)
Total stockholders' equity	190,961	190,937

Total liabilities and stockholders' equity	$206,645	$210,012

See accompanying notes.

TECHTARGET, INC.
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
Revenues:
Online	$16,282	$18,210
Events	2,190	3,985
Print	-	1,068
Total revenues	18,472	23,263

Cost of revenues:
Online (1)	4,880	5,169
Events (1)	1,081	1,827
Print	-	546
Total cost of revenues	5,961	7,542

Gross profit	12,511	15,721

Operating expenses:
Selling and marketing (1)	7,516	8,444
Product development (1)	2,081	2,762
General and administrative (1)	3,919	3,795
Depreciation	536	724
Amortization of intangible assets	1,215	1,480
Total operating expenses	15,267	17,205

Operating loss	(2,756)	(1,484)

Interest income (expense), net	(110)	418

Loss before benefit from income taxes	(2,866)	(1,066)

Benefit from income taxes	(558)	(630)

Net loss	$(2,308)	$(436)

Net loss per common share:
Basic and diluted	$(0.06)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	41,754,131	41,158,418

(1) Amounts include stock-based compensation expense as follows:
Cost of online revenue	$234	$98
Cost of events revenue	17	22
Selling and marketing	1,328	1,392
Product development	131	140
General and administrative	893	601

See accompanying notes.

TECHTARGET, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
Operating Activities:
Net loss	$(2,308)	$(436)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,751	2,204
Provision for bad debt	-	144
Amortization of investment premium	594	-
Stock-based compensation expense	2,603	2,253
Deferred tax benefit	(150)	(186)
Excess tax benefit - stock options	-	(278)
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	3,938	(2,001)
Prepaid expenses and other current assets	(1,287)	(1,944)
Other assets	7	2
Accounts payable	(1,172)	858
Income taxes payable	-	(1,330)
Accrued expenses and other current liabilities	(648)	(732)
Accrued compensation expenses	86	(1,724)
Deferred revenue	(839)	3,580
Other liabilities	(37)	(22)
Net cash provided by operating activities	2,538	388

Investing activities:
Purchases of property and equipment, and other assets	(342)	(417)
Purchases of short-term investments	(6,640)	(30,703)
Proceeds from sales and maturities of short-term investments	4,000	59,904
Purchases of long-term investments	-	(1,950)
Acquisition of assets	-	(50)
Net cash (used in) provided by investing activities	(2,982)	26,784

Financing activities:
Payments on bank term loan payable	(750)	(750)
Excess tax benefit - stock options	-	278
Proceeds from exercise of warrants and stock options	12	904
Net cash (used in) provided by financing activities	(738)	432

Net (decrease) increase in cash and cash equivalents	(1,182)	27,604
Cash and cash equivalents at beginning of period	24,130	10,693

Cash and cash equivalents at end of period	$22,948	$38,297

Supplemental disclosure of cash flow information:
Cash paid for interest	$46	$100
Cash paid for taxes	$53	$1,094

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

The Company’s integrated content platform consists of a network of more than 60 websites that are complemented with targeted in-person events and specialized IT magazines.  The Company discontinued publishing its specialized IT magazines in December 2008. During the critical stages of the purchase decision process, these content offerings meet IT professionals' needs for expert, peer and IT vendor information, and provide a platform on which IT vendors can launch targeted marketing campaigns that generate measurable, high return on investment (ROI). As IT professionals have become increasingly specialized, they have come to rely on our sector-specific websites for purchasing decision support. The Company’s content enables IT professionals to navigate the complex and rapidly changing IT landscape where purchasing decisions can have significant financial and operational consequences. Based upon the logical clustering of users' respective job responsibilities and the marketing focus of the products that the Company’s customers are advertising, content offerings are currently categorized across ten distinct media groups: Application Development; Channel; CIO/IT Strategy; Data Center and Virtualization Technologies; Enterprise Applications; Networking; Security; Storage; TechnologyGuide.com; and Vertical Software.

2. Summary of Significant Accounting Policies

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the consolidated financial statements

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, which include KnowledgeStorm, Inc., Bitpipe, Inc., TechTarget Securities Corporation and TechTarget Limited. KnowledgeStorm, Inc. and Bitpipe, Inc. are leading websites providing in-depth vendor generated content targeted toward corporate IT professionals.  TechTarget Securities Corporation is a Massachusetts Securities Corporation incorporated in 2004. TechTarget Limited is a subsidiary doing business principally in the United Kingdom. All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown, are of a normal recurring nature and have been reflected in the consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of results to be expected for any other interim periods or for the full year. The information included in these consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report and the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2008.

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

Revenue Recognition

The Company generates substantially all of its revenue from the sale of targeted advertising campaigns that are delivered via its network of websites, events and print publications. The Company discontinued publishing print magazines in December 2008. Revenue is recognized in accordance with Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, and Financial Accounting Standards Board's (FASB) Emerging Issues Task Force (EITF) Issue No. 00-21, Revenue Arrangements With Multiple Deliverables. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

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

Print Publications.  When sold separately, advertising revenues from print publications are recognized at the time the applicable publication is distributed.  When print advertising campaigns are sold with other services, revenue is recognized for all services in the advertising campaign over the term of the arrangement.  Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue.

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

The Company offers customers the ability to purchase integrated ROI program offerings, which can include any of its online media offerings packaged together to address the particular customer's specific advertising requirements. As part of these offerings, the Company will guarantee a minimum number of qualified sales leads to be delivered over the course of the advertising campaign.  Scheduled end dates of advertising campaigns are sometimes extended to satisfy lead guarantees or fulfill all elements of the advertising campaign based on delayed receipt of advertising media collateral from the customer. The Company estimates the revenue reserve necessary to properly defer revenue recognition for extended advertising campaigns. These estimates are based on the Company's experience in managing and fulfilling these integrated ROI program offerings. Historically, shortfalls in fulfilling lead guarantees before the scheduled completion date of an advertising campaign are satisfied within an average of 44 days of such scheduled completion date. These integrated ROI program offerings represented approximately 45% and 34% of online revenues, and 39% and 27% of total revenues for the three months ended March 31, 2009 and 2008, respectively.

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

Internal Use Software and Website Development Costs

The Company accounts for website development costs according to the guidance in the EITF Issue No. 00-2, Accounting for Web Site Development Costs, which requires that costs incurred during the development of website applications and infrastructure involving developing software to operate a website be capitalized.  Additionally, all costs relating to internal use software are accounted for under Statement of Position (SOP) 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use.  The estimated useful life of costs capitalized is evaluated for each specific project.  Capitalized internal use software and website development costs are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  An impairment loss shall be recognized only if the carrying amount of the asset is not recoverable and exceeds its fair value.  The Company capitalized internal-use software and website development costs of $216 and $14 for the three months ended March 31, 2009 and 2008, respectively.

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

Effective January 1, 2007, the Company adopted Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition and measurement method of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. In accordance with FIN 48, the Company recognizes any interest and penalties related to unrecognized tax benefits in income tax expense.

Stock-Based Compensation

At March 31, 2009, the Company had two stock-based employee compensation plans which are more fully described in Note 12.  Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. SFAS No. 123(R) requires nonpublic companies that used the minimum value method under SFAS No. 123 for either recognition or pro forma disclosures to apply SFAS No. 123(R) using the prospective-transition method.  As such, the Company will continue to apply APB Opinion No. 25 in future periods to equity awards outstanding at the date of adoption of SFAS No. 123(R) that were measured using the minimum value method.  In accordance with SFAS No. 123(R), the Company recognizes the compensation cost of employee stock-based awards in the statement of operations using the straight line method over the vesting period of the award. Effective with the adoption of SFAS No. 123(R), the Company has elected to use the Black-Scholes option pricing model to determine the fair value of stock options granted.

Net Income (Loss) Per Share

The Company calculates net income (loss) per share in accordance with SFAS No. 128, Earnings Per Share.  Basic earnings per share is computed based on the weighted average number of common shares and vested restricted stock awards outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential future issuances of common stock relating to stock option programs and other potentially dilutive securities using the treasury stock method. In calculating diluted earnings per share, the dilutive effect of stock options is computed using the average market price for the respective period. In addition, under SFAS No. 123(R), the assumed proceeds under the treasury stock method include the average unrecognized compensation expense and assumed tax benefit of stock options that are in-the-money. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of stock options.

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

In December 2007, the FASB released SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS No. 160 was issued to improve the relevance, comparability, and transparency of financial information provided in financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and will be applied prospectively, except for the presentation and disclosure requirements which will be applied retrospectively. The adoption of SFAS No. 160 on January 1, 2009 did not have a material effect on the Company's consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but its provisions apply to all other accounting pronouncements that require or permit fair value measurement. SFAS No. 157 was effective for the Company’s fiscal year beginning January 1, 2008 and for interim periods within that year. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, which delayed for one year the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). In accordance with FSP No. 157-2, the Company deferred the application of the provisions of SFAS No. 157 to certain nonfinancial assets and liabilities including reporting units measured at fair value in goodwill impairment tests, nonfinancial assets and liabilities measured at fair value for impairment assessments and nonfinancial liabilities for restructuring activities. As required, the Company adopted SFAS No. 157 for its financial assets on January 1, 2008. Adoption did not have a material impact on the Company’s financial position or results of operations. The adoption of SFAS No. 157-2 on January 1, 2009, as it pertains to non-financial assets and liabilities, did not have a material impact on the Company’s financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 requires disclosure of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted.  The adoption of SFAS No. 161 on January 1, 2009 did not have a material effect on the Company's consolidated financial position or results of operations.

In April 2008, the FASB issued Staff Position FAS 142-3, Determination of Useful Life of Intangible Assets, which amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets.  FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives.  FAS 142-3 is effective for fiscal years beginning after December 15, 2008.  The adoption of FAS 142-3 on January 1, 2009 did not have a material effect on the Company's consolidated financial position or results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of generally accepted accounting principles in the United States. SFAS No. 162 is effective for the period ending September 30, 2009.  The adoption of SFAS No. 162 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009.
The adoption of SFAS 165 is not expected to have a material effect on our consolidated financial position or results of operations.

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

The fair value hierarchy of the Company’s financial assets and liabilities carried at fair value and measured on a recurring basis is as follows as of March 31, 2009:

		Fair Value Measurements at Reporting Date Using
	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Unaudited)
Money market funds (1)	$12,020	$12,020	$-	$-
Short-term investments	41,114	-	41,114	-
Long-term investments	6,619	-	6,619	-
Interest rate swap (2)	46	-	46	-

Total	$59,799	$12,020	$47,779	$-

(1) Included in cash equivalents on the accompanying consolidated balance sheet.
(2) Included in other liabilities on the accompanying consolidated balance sheet.

4. Acquisitions

On November 19, 2008, the Company acquired substantially all of the assets of The Brian Madden Company LLC (BMC), for $1,315 in cash, of which $1,184 was paid on November 19, 2008 and the remaining balance of $131 will be paid on November 19, 2009.  BMC operated a website (BrianMadden.com) and an event addressing the topics of desktop virtualization, terminal services, and application virtualization. The acquisition provides the Company with an opportunity for growth within segments and in other markets in which it currently does not have a presence, primarily desktop and application virtualization.

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

5. Restructuring Charge

In December 2008 the Company implemented an expense reduction program that included (i) a reduction in workforce, (ii) a reduction in certain office leases, (iii) the elimination of its two print publications, and (iv) a continuation of strict controls on discretionary spending.  The Company has implemented the cost reductions to lower its current and future operating expenses in order to align its costs with the current business conditions with the goal of maintaining its profitability and investing as appropriate to gain market share.  The Company’s restructuring charge was comprised principally of employee severance and associated termination costs, costs associated with a reduction in certain office leases, contract termination costs in connection with the elimination of its two print publications and write-offs of leasehold improvements associated with the exit of facilities.

The Company’s restructuring charge recorded in 2008 was comprised of the following;

Restructuring Charge
Employee severance pay and related costs	$886
Non-cancelable lease, contract termination, and other charges	559
Write-off of tenant improvements, furniture, and fixed assets	49
Restructuring charge	$1,494

The activity in the Company’s restructuring accrual for the three months ended March 31, 2009 is as follows:

Restructuring Charge
Balance as of December 31, 2008	$1,114
Cash paid related to employee severance and other costs	(683)
Balance as of March 31, 2009 (unaudited)	$431

As of March 31, 2009 the Company’s restructuring accrual balance of $431 was included in the consolidated balance sheet in accrued expenses and other liabilities.

6. Cash, Cash Equivalents and Investments

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less at date of purchase.  Cash equivalents are carried at cost, which approximates their fair market value.  Cash and cash equivalents consisted of the following:

	March 31, 2009	December 31, 2008
	(Unaudited)
Cash	$10,928	$9,850
Money market funds	12,020	14,280
Total cash and cash equivalents	$22,948	$24,130

The Company’s short and long-term investments are accounted for as available for sale securities under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.  These investments are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax.  The unrealized gain was $162 and $10 as of March 31, 2009 and December 31, 2008, respectively.  Realized gains and losses on the sale of these investments are determined using the specific identification method. Realized gains totaled $9 in the three months ended March 31, 2009.  There were no realized gains or losses in the three months ended March 31, 2008.

Short and long-term investments consisted of the following:

Short-term investments	March 31, 2009	December 31, 2008
	(Unaudited)
Municipal bonds	$41,114	$42,863
Total short-term investments	$41,114	$42,863

Long-term investments	March 31, 2009	December 31, 2008
	(Unaudited)
Municipal bonds	$6,619	$2,575
Total long-term investments	$6,619	$2,575

Municipal bonds have contractual maturity dates within eighteen months. All income generated from these investments is recorded as interest income.

7. Intangible Assets

            Intangible assets subject to amortization as of March 31, 2009 and December 31, 2008 consist of the following:

		As of March 31, 2009
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
		(Unaudited)
Customer, affiliate and advertiser relationships	1 - 9	$12,449	$(5,120)	$7,329
Developed websites, technology and patents	3 - 6	5,400	(1,725)	3,675
Trademark, trade name and domain name	1 - 7	2,179	(1,003)	1,176
Proprietary user information database and Internet traffic	3 - 5	4,750	(1,476)	3,274
Non-compete agreements	1 - 3	1,933	(1,360)	573

Total intangible assets		$26,711	$(10,684)	$16,027

		As of December 31, 2008
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer, affiliate and advertiser relationships	1 - 9	$12,449	$(4,641)	$7,808
Developed websites, technology and patents	3 - 6	5,400	(1,500)	3,900
Trademark, trade name and domain name	1 - 7	2,179	(912)	1,267
Proprietary user information database and Internet traffic	3 - 5	4,750	(1,216)	3,534
Non-compete agreements	1 - 3	1,933	(1,200)	733

Total intangible assets		$26,711	$(9,469)	$17,242

Intangible assets are amortized over their estimated useful lives, which range from one to nine years, using methods of amortization that are expected to reflect the estimated pattern of economic use. The remaining amortization expense will be recognized over a weighted-average period of approximately 2.7 years.

Amortization expense was $1,215 and $1,480 for the three months ended March 31, 2009 and 2008, respectively.

The Company expects amortization expense of intangible assets to be as follows:

Amortization
Years Ending December 31:	Expense
2009 (April 1st - December 31st)	$3,499
2010	4,202
2011	3,222
2012	2,462
2013	1,010
Thereafter	1,632
$16,027

8. Net Loss Per Common Share

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share is as follows:

	For the Three Months Ended March 31,
	2009	2008
	(Unaudited)
Numerator:
Net loss	$(2,308)	$(436)

Denominator:
Basic and diluted weighted average shares of common stock outstanding (1)	41,754,131	41,158,418

Net Loss Per Common Share:
Basic and diluted net loss per common share	$(0.06)	$(0.01)

(1)	In calculating diluted earnings per share, shares related to outstanding stock options, unvested restricted stock awards and warrants were excluded because they were anti-dilutive.

9. Bank Term Loan Payable

In August 2006, the Company entered into a credit agreement (the "Credit Agreement") with a commercial bank, which included a $10.0 million term loan (the "Term Loan") and a $20.0 million revolving credit facility (the "Revolving Credit Facility"). The Credit Agreement was amended in August 2007 and again in December 2008.

The Revolving Credit Facility matures on August 30, 2011. Unless earlier payment is required by an event of default, all principal and unpaid interest will be due and payable on August 30, 2011. At the Company's option, the Revolving Credit Facility bears interest at either the Prime Rate less 1.00% or the LIBOR rate plus the applicable LIBOR margin.  The applicable LIBOR margin is based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters.  As of March 31, 2009, the applicable LIBOR margin was 1.25%.

The Company is also required to pay an unused line fee on the daily unused amount of its Revolving Credit Facility at a per annum rate based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters. As of March 31, 2009, unused availability under the Revolving Credit Facility totaled $20 million and the per annum unused line fee rate was 0.20%.

The Term Loan requires 39 consecutive monthly principal payments of $250, plus interest, beginning on September 30, 2006 through December 30, 2009. As of March 31, 2009, the outstanding balance due under the Term Loan was $2,250. There was no accrued interest on the Term Loan at March 31, 2009.

In September 2006, the Company entered into an interest rate swap agreement with a commercial bank to mitigate the interest rate fluctuations on the Term Loan. With this interest rate swap agreement in place, the Company has fixed the annual interest rate at 6.98% for the Term Loan. The interest rate swap agreement terminates in December 2009. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the interest rate swap agreement is deemed to be a cash flow hedge and qualifies for special accounting using the shortcut method. Accordingly, changes in the fair value of the interest rate swap agreement are recorded in "accumulated other comprehensive income (loss)" on the consolidated statements of redeemable convertible preferred stock and stockholders' equity (deficit).  The fair value of the cash flow hedge was $46 and $77 as of March 31, 2009 and December 31, 2008, respectively, and is recorded in other liabilities.

Borrowings under the Credit Agreement are collateralized by a security interest in substantially all assets of the Company. Covenants governing the Credit Agreement require the maintenance of certain financial ratios. At March 31, 2009 the Company was in violation of one loan covenant under the Credit Agreement. The Company failed to file timely audited financial statements with the SEC for the year ended December 31, 2008 and unaudited financial statements with the SEC for the three months ended March 31, 2009.  The Company received a waiver from the bank agreeing to waive compliance with such covenant solely for the periods ending December 31, 2008 and March 31, 2009.

10. Commitments and Contingencies

Operating Leases

The Company conducts its operations in leased office facilities under various noncancelable operating lease agreements that expire through January, 2013.  Future minimum lease payments under noncancelable operating leases at March 31, 2009, net of minimum sublease rental payments of $450 are as follows:

Years Ending December 31:	Minimum Lease Payments
(Unaudited)
2009 (April 1 - December 31)	2,229
2010	903
2011	593
2012	611
2013	51
Thereafter	-
$4,387

Litigation

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At March 31, 2009 and December 31, 2008, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

11. Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income (loss) and its components in financial statements. Comprehensive income (loss) is defined to include all changes in equity during a period, except those resulting from investments by stockholders and distributions to stockholders. For the three months ended March 31, 2009 and 2008 the Company’s comprehensive loss is as follows:

	For the Three Months Ended March 31,
	2009	2008
	(Unaudited)
Net loss	$(2,308)	$(436)
Other comprehensive loss
Change in fair value of cash flow hedge	31	(54)
Unrealized gain on investments	151	-
Unrealized gain on foreign currency exchange	1	-

Total comprehensive loss	$(2,125)	$(490)

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

In April 2007, the Board approved the 2007 Stock Option and Incentive Plan (the 2007 Plan), which was approved by the stockholders and became effective upon the consummation of the Company’s IPO in May 2007. Effective upon the consummation of the IPO, no further awards will be made pursuant to the 1999 Plan, but any outstanding awards under the 1999 Plan will remain in effect and will continue to be subject to the terms of the 1999 Plan.  The 2007 Plan allows the Company to grant ISOs, NSOs, stock appreciation rights, deferred stock awards, restricted stock and other awards.  Under the 2007 Plan, stock options may not be granted at less than fair market value on the date of grant, and grants generally vest over a four year period.  Stock options granted under the 2007 Plan expire no later than ten years after the grant date.  The Company has reserved for issuance an aggregate of 2,911,667 shares of common stock under the 2007 Plan plus an additional annual increase to be added automatically on January 1 of each year, beginning on January 1, 2008, equal to the lesser of (a) 2% of the outstanding number of shares of common stock (on a fully-diluted basis) on the immediately preceding December 31 and (b) such lower number of shares as may be determined by our compensation committee.  The number of shares available for issuance under the 2007 Plan is subject to adjustment in the event of a stock split, stock dividend or other change in capitalization.  Generally, shares that are forfeited or canceled from awards under the 2007 Plan also will be available for future awards.  In addition, shares subject to stock options returned to the 1999 Plan, as a result of their expiration, cancellation or termination, are automatically made available for issuance under the 2007 Plan.  As of March 31, 2009 a total of 911,528 shares were available for grant under the 2007 Plan.

Accounting for Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award.  The Company calculated the fair values of the options granted using the following estimated weighted-average assumptions:

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
Expected volatility	75%	46%
Expected term	6.25 years	6.25 years
Risk-free interest rate	2.21%	3.15%
Expected dividend yield	0.00%	0.00%
Weighted-average grant date fair value per share	$1.58	$6.92

As there was no public market for the Company’s common stock prior to the Company's IPO in May 2007, and limited historical information on the volatility of its common stock since the date of the Company’s IPO, the Company determined the volatility for options granted in the three months ended March 31, 2009 and 2008 based on an analysis of the historical volatility of the Company’s stock and reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using a weighted average of the historical volatility of the Company’s stock and the peer group of companies for a period equal to the expected life of the option.  The expected life of options has been determined utilizing the "simplified" method as prescribed by the SEC's Staff Accounting Bulletin No. 110, Share-Based Payment.  The risk-free interest rate is based on a zero coupon United States treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas SFAS No. 123 permitted companies to record forfeitures based on actual forfeitures, which was the Company’s historical policy under SFAS No. 123.  As a result, the Company applied an estimated annual forfeiture rate based on its historical forfeiture experience of 2.00% in determining the expense recorded in three months ended March 31, 2009 and 2008.

A summary of the stock option activity under the Company's stock option plan for the three months ended March 31, 2009 is presented below:

Quarter-to-Date Activity	Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
	(Unaudited)
Options outstanding at December 31, 2008	7,765,578	$6.30
Granted	35,000	2.34
Exercised	(7,625)	1.55
Forfeited	(36,597)	8.87
Canceled	(115,823)	7.12
Options outstanding at March 31, 2009	7,640,533	$6.26	6.7	$939

Options exercisable at March 31, 2009	4,715,009	$5.48	5.5	$937

Options vested or expected to vest at March 31, 2009 (1)	7,493,729	$6.24	6.6	$939

(1)
In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

During the three months ended March 31, 2009 and 2008, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $8 and $1,172, respectively, and the total amount of cash received from exercise of these options was $12 and $904, respectively.  The total grant date fair value of stock options granted after the adoption of SFAS No. 123(R) on January 1, 2006 that vested during the three months ended March 31, 2009 and 2008 was $1,328 and $1,193, respectively.

Unrecognized stock-based compensation expense of non-vested stock options of $13.5 million is expected to be recognized using the straight line method over a weighted-average period of 1.3 years.

Restricted Stock Awards

Restricted stock awards are valued at the market price of a share of the Company’s common stock on the date of grant.  A summary of the restricted stock award activity under the Company's stock option plan for the three months ended March 31, 2009 is presented below:

	Shares	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
	(Unaudited)
Nonvested outstanding at December 31, 2008	464,476	$14.48
Granted	1,925,000	4.00
Vested	-	-
Forfeited	-	-
Nonvested outstanding at March 31, 2009	2,389,476	$6.04	$ 5,735

The vesting schedule for the 1,925,000 restricted stock awards granted during the three months ended March 31, 2009 is contingent upon the Company achieving an annual financial performance goal.  Once the Company achieves the annual performance goal, the restricted stock awards vest over four years.  If the Company does not achieve the annual performance goal by the year ended December 31, 2011, the restricted stock awards expire and terminate.  The fair value of the restricted stock awards was based on the market price of a share of the Company’s common stock on the date of the grant and assumes the annual performance goal will be achieved in the year ended December 31, 2009.  If the Company does not achieve the performance goal, recognized compensation expense will be reversed.

Unrecognized stock-based compensation expense of non-vested restricted stock awards of $12.7 million is expected to be recognized using the straight line method over a weighted-average period of 1.8 years.

13.  Stockholders’ Equity (Deficit)

Warrants

In connection with an acquisition in May 2000, the Company issued to the seller a warrant to purchase 40,625 shares of common stock at a price of $2.36 per share.  The warrant is exercisable immediately and expires on May 10, 2010.  The seller exercised warrants to purchase 6,625 shares of common stock using the conversion rights in the warrants in the three months ended March 31, 2008.  As result of the exercise using the conversion rights, the Company issued 5,551 shares of common stock to the seller and cancelled the 1,074 shares received in lieu of payment of the exercise price. The seller did not exercise any warrants in the three months ended March 31, 2009.  At March 31, 2009 and December 31, 2008, there were 1,269 shares of the Company’s common stock reserved for the exercise of all warrants.

Reserved Common Stock

As of March 31, 2009, the Company has reserved common stock for the following:

Number of Shares
(Unaudited)
Options outstanding and available for grant under stock option plans	10,970,974
Warrants	1,269

Total common stock reserved	10,972,243

14. Income Taxes

The Company adopted the provisions of FIN 48, an interpretation of SFAS No. 109, Accounting for Income Taxes, on January 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At the adoption date and as of March 31, 2009, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company recognized interest and penalties totaling $5 in the three months ended March 31, 2009.  The Company did not recognize any interest and penalties in the three months ended March 31, 2008.

Tax years 2004 through 2007 are subject to examination by the federal and state taxing authorities.  The Internal Revenue Service completed an audit of our 2006 tax return without identifying any material adjustments.  There are no other income tax examinations currently in process.

The Company’s effective tax rate was 19% and 59% for the three months ended March 31, 2009 and 2008, respectively.  For the three months ended March 31, 2009, the Company calculated the benefit from income taxes using a period-to-date approach under SFAS No. 109 as provided under FIN No. 18, Accounting for Income Taxes in Interim Periods.  For the three months ended March 31, 2008, the Company calculated the benefit from income taxes using a forecasted tax rate for the year ended December 31, 2008 as provided under APB Opinion No. 28, Interim Financial Reporting.

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

Geographic Data

Net sales to unaffiliated customers by geographic area were as follows:

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
United States and Canada	$17,756	$22,530
International	716	733
Total	$18,472	$23,263

16. Subsequent Event

In August 2009, the Company entered into an agreement to lease approximately 87,875 square feet of office space in Newton, Massachusetts.  The lease is expected to commence in March 2010 and has a term of 10 years.  The Company is receiving certain rent concessions during the first two years of the lease term.  Future minimum lease payments under the new operating lease are as follows:

Years Ending December 31:	Minimum Lease Payments
(Unaudited)
2009 (April 1 - December 31)	-
2010	-
2011	2,270
2012	2,812
2013	2,812
Thereafter	18,015
$25,909

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes and the other financial information included elsewhere in this Quarterly Report on Form 10-Q.  In this discussion and analysis, dollar, share and per share amounts are not rounded to thousands unless otherwise indicated.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly under the heading "Risk Factors."

Overview

Background

We are a leading provider of specialized online content that brings together buyers and sellers of corporate IT products. We sell customized marketing programs that enable IT vendors to reach corporate IT decision makers who are actively researching specific IT purchases.

Our integrated content platform consists of a network of more than 60 websites that we complement with targeted in-person events and two specialized IT magazines. We discontinued publishing our specialized IT magazines in December 2008. Throughout the critical stages of the purchase decision process, these content offerings meet IT professionals' needs for expert, peer and IT vendor information, and provide a platform on which IT vendors can launch targeted marketing campaigns that generate measurable, high ROI. As IT professionals have become increasingly specialized, they have come to rely on our sector-specific websites for purchasing decision support. Our content enables IT professionals to navigate the complex and rapidly changing IT landscape where purchasing decisions can have significant financial and operational consequences. Based upon the logical clustering of our users' respective job responsibilities and the marketing focus of the products that our customers are advertising, we currently categorize our content offerings across ten distinct media groups: Application Development; Channel; CIO/IT Strategy; Data Center and Virtualization Technologies; Enterprise Applications; Networking; Security; Storage; TechnologyGuide.com; and Vertical Software.

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

We generate substantially all of our revenues from the sale of targeted advertising campaigns that we deliver via our network of websites, in-person events and print publications.

Online.  The majority of our revenue is derived from the delivery of our online offerings from our media groups.  Online revenue represented 88% and 78% of total revenues for the three months ended March 31, 2009 and 2008, respectively. We expect the majority of our revenues to be derived through the delivery of online offerings for the foreseeable future. As a result of our customers' advertising objectives and preferences, the specific allocation of online advertising offerings sold and delivered by us, on a period by period basis, can fluctuate.

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

·
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

·
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

·
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

·
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

·
List Rentals.  We also offer IT vendors the ability to message relevant registered members on topics related to their interests. IT vendors can rent our e-mail and postal lists of registered members using specific criteria such as company size, geography or job title.

·
Contextual Advertising.  Our contextual advertising programs associate IT vendor white papers, webcasts, podcasts or other content on a particular topic with our related sector-specific content. IT vendors have the option to purchase exclusive sponsorship of content related to their product or category.

·
Third Party Revenue Sharing Arrangements.  We have arrangements with certain third parties, including for the licensing of our online content, for the renting of our database of opted-in email subscribers and for which advertising from customers of certain third parties is made available to our website visitors. In each of these arrangements we are paid a share of the resulting revenue.

Events.  Events revenue represented 12% and 17% of total revenues for the three months ended March 31, 2009 and 2008, respectively. Most of our media groups operate revenue generating events.  The majority of our events are free to IT professionals and are sponsored by IT vendors. Attendees are pre-screened based on event-specific criteria such as sector-specific budget size, company size, or job title. We offer three types of events: multi-day conferences, single-day seminars and custom events. Multi-day conferences provide independent expert content for our attendees and allow vendors to purchase exhibit space and other sponsorship offerings that enable interaction with the attendees. We also hold single-day seminars on various topics in major cities. These seminars provide independent content on key sub-topics in the sectors we serve, are free to qualified attendees, and offer multiple vendors the ability to interact with specific, targeted audiences actively focused on buying decisions. Our custom events differ from our conferences and seminars in that they are exclusively sponsored by a single IT vendor, and the content is driven primarily by the sole sponsor.

Print.  Print revenue represented 0% and 5% of total revenues for the three months ended March 31, 2009 and 2008, respectively. During the three months ended March 31, 2008, we published monthly two controlled-circulation magazines that were free to subscribers and generated revenue solely based on advertising fees. We discontinued publishing both Storage and Information Security magazines in December 2008.

Cost of Revenues, Operating Expenses and Other

Expenses consist of cost of revenues, selling and marketing, product development, general and administrative, depreciation, and amortization expenses. Personnel-related costs are a significant component of most of these expense categories. We had 536 employees at March 31, 2009.

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

Amortization of Intangible Assets.  Amortization of intangible assets expense consists of the amortization of intangible assets recorded in connection with our acquisitions. Separable intangible assets that are not deemed to have an indefinite life are amortized over their useful lives, which range from one to nine years, using methods that are expected to reflect the estimated pattern of economic use.

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

Revenue Recognition

We generate substantially all of our revenue from the sale of targeted advertising campaigns that we deliver via our network of websites, events and print publications. We recognize this revenue in accordance with Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, and Financial Accounting Standards Board's, or FASB, Emerging Issues Task Force, or EITF, Issue No. 00-21, Revenue Arrangement With Multiple Deliverables. In all cases, we recognize revenue only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

Although each of our online media offerings can be sold separately, most of our online media sales involve multiple online offerings.  Because objective evidence of fair value does not exist for all elements in our bundled advertising campaigns, no allocation can be made, and we recognize revenue on all services over the term of the arrangement.

Event Sponsorships.  We sell our events separately from our other service offerings, and recognize sponsorship revenue from events in the period the event occurs.  The majority of our events are free to qualified attendees, however certain events are based on a paid attendee model. We recognize revenue for paid attendee events upon completion of the event and receipt of payment from the attendee. Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue.

Print Publications.  When sold separately, we recognize advertising revenue from print publications at the time the applicable publication is distributed. When print advertising campaigns are sold with online media offerings, we recognize revenue for all services in the advertising campaign over the term of the arrangement. Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue.

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

o        Third Party Revenue Sharing Arrangements.  We recognize revenue from third party revenue sharing arrangements in the period in which the services are performed.

We offer customers the ability to purchase integrated ROI program offerings, which can include any of our online media offerings packaged together to address the particular customer's specific advertising requirements. As part of these offerings, we will guarantee a minimum number of qualified sales leads to be delivered over the course of the advertising campaign.  We sometimes extend the scheduled end date of advertising campaigns to satisfy lead guarantees or to fulfill all elements of the campaign based on delayed receipt of advertising media collateral from the customer. We estimate the revenue reserve necessary to properly defer revenue recognition for extended advertising campaigns. These estimates are based on the Company's experience in managing and fulfilling these integrated ROI program offerings. Historically, shortfalls in fulfilling lead guarantees before the scheduled completion date of an advertising campaign are satisfied within an average of 44 days of such scheduled completion date. These integrated ROI program offerings represented approximately 45% and 34% of our online revenues, and 39% and 27% of our total revenues for the three months ended March 31, 2009 and 2008, respectively.

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

Allowance for Doubtful Accounts

We offset gross trade accounts receivable with an allowance for doubtful accounts. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review our allowance for doubtful accounts on a regular basis, and all past due balances are reviewed individually for collectability. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions for allowance for doubtful accounts are recorded in general and administrative expense. If our historical collection experience does not reflect our future ability to collect outstanding accounts receivables, our future provision for doubtful accounts could be materially affected. To date, we have not incurred any write-offs of accounts receivable significantly different than the amounts reserved.  The allowance for doubtful accounts was $579,000 and $642,000 at March 31, 2009 and December 31, 2008, respectively.

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

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
Expected volatility	75%	46%
Expected term	6.25 years	6.25 years
Risk-free interest rate	2.21%	3.15%
Expected dividend yield	0.00%	0.00%
Weighted-average grant date fair value per share	$1.58	$6.92

As there was no public market for our common stock prior to our initial public offering in May 2007, and there has been limited historical information on the volatility of our common stock since the date of our initial public offering, we determined the volatility for options granted in the three months ended March 31, 2009 and 2008 based on an analysis of the historical volatility of our stock and reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using a weighted average of the historical volatility of our stock and the peer group of companies for a period equal to the expected life of the option.  The expected life of options has been determined utilizing the "simplified" method as prescribed by the SEC's Staff Accounting Bulletin No. 110, Share-Based Payment.  The risk-free interest rate is based on a zero coupon United States treasury instrument whose term is consistent with the expected life of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period.  As a result, we applied an estimated annual forfeiture rate based on its historical forfeiture experience of 2.00% in determining the expense recorded in three months ended March 31, 2009 and 2008.

The vesting schedule for the 1,925,000 restricted stock awards granted during the three months ended March 31, 2009 is contingent upon our achieving an annual financial performance goal.  Once we achieve the annual performance goal, the restricted stock awards vest over four years.  If we do not achieve the annual performance goal by the year ended December 31, 2011, the restricted stock awards expire and terminate.  The fair value of the restricted stock awards was based on the market price of a share of our common stock on the date of the grant and assumes the annual performance goal will be achieved in the year ended December 31, 2009.  If we do not achieve the performance goal, recognized compensation expense will be reversed.

Internal Use Software and Website Development Costs

We account for internal-use software and website development costs in accordance with the guidance set forth in Statement of Position, or SOP, 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, and EITF Issue No. 00-2, Accounting for Website Development Costs. We capitalize costs of materials, consultants and compensation and related expenses of employees who devote time to the development of internal-use software and website applications and infrastructure involving developing software to operate our websites. However, we expense as incurred website development costs for new features and functionalities since it is not probable that they will result in additional functionality until they are both developed and tested with confirmation that they are more effective than the current set of features and functionalities on our websites. Our judgment is required in determining the point at which various projects enter the states at which costs may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized, which is generally three years. To the extent that we change the manner in which we develop and test new features and functionalities related to our websites, assess the ongoing value of capitalized assets or determine the estimated useful lives over which the costs are amortized, the amount of website development costs we capitalize and amortize in future periods would be impacted. We review capitalized internal use software and website development costs for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  We would recognize an impairment loss only if the carrying amount of the asset is not recoverable and exceeds its fair value. We capitalized internal-use software and website development costs of $216 and $14 for the three months ended March 31, 2009 and 2008, respectively.

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

Net Income (Loss) Per Share

We follow the provisions of SFAS No. 128, Earnings Per Share, which requires that basic EPS be calculated by dividing earnings available to common shareholders for the period by the weighted average number of common shares and vested restricted stock awards outstanding.  Diluted EPS is computed using the weighted-average number of common shares and vested restricted stock awards outstanding during the period, plus the dilutive effect of potential future issuances of common stock relating to stock option programs and other potentially dilutive securities using the treasury stock method. In calculating diluted EPS, the dilutive effect of stock options is computed using the average market price for the respective period. In addition, under SFAS No. 123(R), the assumed proceeds under the treasury stock method include the average unrecognized compensation expense and assumed tax benefit of stock options that are in-the-money. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of stock options.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended March 31,
	2009		2008
	(Unaudited)
	($ in thousands)
Revenues:
Online	$16,282	88%	$18,210	78%
Events	2,190	12	3,985	17
Print	-	-	1,068	5
Total revenues	18,472	100	23,263	100

Cost of revenues:
Online	4,880	26	5,169	22
Events	1,081	6	1,827	8
Print	-	-	546	2
Total cost of revenues	5,961	32	7,542	32

Gross profit	12,511	68	15,721	68

Operating expenses:
Selling and marketing	7,516	41	8,444	37
Product development	2,081	11	2,762	12
General and administrative	3,919	21	3,795	16
Depreciation	536	3	724	3
Amortization of intangible assets	1,215	7	1,480	7
Total operating expenses	15,267	83	17,205	75

Operating loss	(2,756)	(15)	(1,484)	(7)

Interest income (expense), net	(110)	*	418	2

Loss before benefit from income taxes	(2,866)	(15)	(1,066)	(5)

Benefit from income taxes	(558)	(3)	(630)	(3)

Net loss	$(2,308)	(12)%	$(436)	(2)%

*  Percentage not meaningful.

Comparison of Three Months Ended March 31, 2009 and 2008

Revenues

	Three Months Ended March 31,
			Increase	Percent
	2009	2008	(Decrease)	Change
	(Unaudited)
	($ in thousands)
Revenues:
Online	$16,282	$18,210	$(1,928)	(11	) %
Events	2,190	3,985	(1,795)	(45)
Print	-	1,068	(1,068)	(100)
Total revenues	$18,472	$23,263	$(4,791)	(21	) %

Online.  The decrease in online revenue was primarily attributable to a $1.6 million decrease in revenue from lead generation offerings due primarily to a decrease in white paper and webcast sales volumes.  Additionally, revenue from third party revenue sharing arrangements decreased by $711,000 in the first quarter of 2009 as compared to the same period of 2008. The decrease was partially offset by a $327,000 increase in branding revenue due primarily to an increase in banner sales volume.

Events.  The decrease in events revenue was primarily attributable to a $1.5 million decrease in seminar series and custom event revenue due to a decrease of 18 events produced in the first quarter of 2009 as compared to the same period of 2008.  The decrease also reflects a decrease in revenue from multi-day conferences of $293,000 in the first quarter of 2009 as compared to the same period of 2008.

Print.  We did not recognize any print revenue in the first quarter of 2009 because we discontinued publishing both of our print publications, Storage and Information Security magazines, in December 2008.

Cost of Revenues and Gross Profit

	Three Months Ended March 31,
			Increase	Percent
	2009	2008	(Decrease)	Change
	(Unaudited)
	($ in thousands)
Cost of revenues:
Online	$4,880	$5,169	$(289)	(6%)
Events	1,081	1,827	(746)	(41)
Print	-	546	(546)	(100)
Total cost of revenues	$5,961	$7,542	$(1,581)	(21%)

Gross profit	$12,511	$15,721	$(3,210)	(20%)
Gross profit percentage	68%	68%

Cost of Online Revenue.  The decrease in cost of online revenue was primarily attributable to a $436,000 decrease in member acquisition expenses, primarily related to keyword purchases for 2020software.com. The decrease also reflects a $148,000 decrease in production and hosting costs for online products due to the decreased sales volume of online services in the first quarter of 2009 as compared to the same period of 2008.   The decrease was partially offset by a $284,000 increase in salaries and benefits.

Cost of Events Revenue.  The decrease in cost of events revenue was attributable in part to a $415,000 decrease in seminar series and custom event costs due to a decrease of 18 events produced in the first quarter of 2009 compared to the same period of 2008.   The decrease also reflects a $262,000 decrease in salaries, benefits and temporary help due to a decrease in headcount in our events organization resulting from the expense reduction program implemented in December 2008.

Cost of Print Revenue.  We did not recognize any cost of print revenue in the first quarter of 2009 because we discontinued publishing both Storage and Information Security magazines in December 2008.

Gross Profit.  Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. The decrease in gross profit is attributable to a $1.6 million decrease in online gross profit, a $1.0 million decrease in events gross profit, and a $522,000 decrease in print gross profit. Gross margin for the first quarter of 2009 was 68% as compared to 68% for the same period of 2008.  Because the majority of our costs are labor-related and therefore fixed in nature, we expect our gross profit to fluctuate from period to period depending on the total revenues for the period as well as the relative contribution of online and events revenue to our total revenues.

Operating Expenses and Other

	Three Months Ended March 31,
			Increase	Percent
	2009	2008	(Decrease)	Change
	(Unaudited)
	($ in thousands)
Operating expenses:
Selling and marketing	$7,516	$8,444	$(928)	(11	) %
Product development	2,081	2,762	(681)	(25)
General and administrative	3,919	3,795	124	3
Depreciation	536	724	(188)	(26)
Amortization of intangible assets	1,215	1,480	(265)	(18)
Total operating expenses	$15,267	$17,205	$(1,938)	(11	) %

Interest income (expense), net	$(110)	$418	$(528)	*
Benefit from income taxes	$(558)	$(630)	$72	(11	) %

*           Percentage not meaningful.

Selling and Marketing.  The decrease in selling and marketing expense was attributable in part to a $639,000 decrease in salaries, commissions, bonuses and benefits due to a decrease in headcount in our sales and marketing organizations resulting from the expense reduction program implemented in December 2008.  The decrease also reflects a $246,000 decrease in travel related costs.

Product Development.  The decrease in product development expense was attributable to a $647,000 decrease in salaries and benefits due to a decrease in headcount in our product development organization resulting from the expense reduction program implemented in December 2008.

General and Administrative.  The increase in general and administrative expense was attributable in part to a $292,000 increase in stock-based compensation and a $64,000 increase in other employee compensation.  The increase also reflects a $222,000 increase in professional fees.  The increase was partially offset by a $144,000 decrease in bad debt expense, a $144,000 decrease in corporate functions, and a $145,000 decrease in various contracted services.

Depreciation and Amortization of Intangible Assets.  The decrease in depreciation expense was primarily attributable to depreciation of assets acquired from KnowledgeStorm in November 2007. The decrease in amortization of intangible assets expense was primarily attributable to amortization of intangible assets related to our acquisitions of TechnologyGuide.com in May 2007 and KnowledgeStorm in November 2007.

Interest Income (Expense), Net.  The decrease in interest income (expense), net reflects an adjustment to interest income of ($284,000) in the first quarter of 2009 related to interest income recognized in error in the fourth quarter of 2008, as well as lower interest rates during the first quarter of 2009 compared to the same period of 2008.

Provision for Income Taxes.  Our effective tax rate was 19% for the three months ended March 31, 2009 and 59% for the three months ended March 31, 2008. The decrease in the effective tax rate was due to a change in the method used to calculate the benefit from income taxes.  For the three months ended March 31, 2009, we  calculated the benefit from income taxes using a period-to-date approach under SFAS No. 109 as provided under FIN No. 18, Accounting for Income Taxes in Interim Periods.  For the three months ended March 31, 2008, we calculated the benefit from income taxes using a forecasted tax rate for the year ended December 31, 2008 as provided under APB Opinion No. 28, Interim Financial Reporting.

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

	March 31, 2009	December 31, 2008
	(Unaudited)
	($ in thousands)

Cash, cash equivalents and investments	$70,681	$69,568
Accounts receivable, net	$13,684	$17,622

Cash, Cash Equivalents and Investments

Our cash, cash equivalents and investments at March 31, 2009 were held for working capital purposes and were invested primarily in money market accounts and municipal bonds.  We do not enter into investments for trading or speculative purposes.

Accounts Receivable, Net

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our service delivery and billing activity, cash collections, and changes to our allowance for doubtful accounts. We use days' sales outstanding, or DSO, calculated on a monthly basis, as a measurement of the quality and status of our receivables. We define DSO as average accounts receivable divided by total revenue for the applicable period, multiplied by the number of days in the applicable period.  DSO was 79 and 66 days for the three months ended March 31, 2009 and 2008, respectively.

Operating Activities

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
	($ in thousands)

Net cash provided by operating activities	$2,538	$388
Net cash used in investing activities (1)	$(342)	$(467)
Net cash provided by (used in) financing activities	$(738)	$432

(1)           Cash used in investing activities shown net of investment activity of $2.6 million and $27.3 million for the three months ended March 31, 2009 and 2008, respectively.

Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, the provision for bad debt, stock-based compensation, deferred income taxes, and the effect of changes in working capital and other activities.  Cash provided by operating activities in the three months ended March 31, 2009 was $2.5 million and consisted of $2.3 million of net loss, $1.8 million of depreciation and amortization, $2.6 million of stock-based compensation, and $492,000 provided by working capital and other activities.

Cash provided by operating activities in the three months ended March 31, 2008 was $388,000 and consisted of $436,000 of net loss, $2.2 million of depreciation and amortization and $2.3 million of stock-based compensation, offset by $3.6 million used in working capital and other activities.

Investing Activities

Cash used in investing activities primarily consists of purchases of property and equipment and acquisitions of businesses.  Cash used in investing activities in the three months ended March 31, 2009, net of investment activity, was $342,000 for the purchase of property and equipment.  Cash used in investing activities in the three months ended March 31, 2008, net of investment activity, was $467,000 and consisted of $417,000 for the purchase of property and equipment and $50,000 for the purchase of certain web site domain names.

Equity Financing Activities

We received proceeds from the exercise of warrants and stock options in the amounts of $12,000 and $904,000 in the three months ended March 31, 2009 and 2008, respectively.

Term Loan and Credit Facility Borrowings

On August 30, 2006, we entered into a credit agreement with Citizens Bank of Massachusetts, which included a $10.0 million term loan and a $20.0 million revolving credit facility.  As of March 31, 2009, outstanding borrowings under the credit agreements were $2.3 million.

Our revolving credit facility matures on August 30, 2011. Unless earlier payment is required by an event of default, all principal and any unpaid interest will be due and payable on August 30, 2011.  At our option, the revolving credit facility bears interest at either the lender's prime rate less 1.00% or the London Interbank Offered Rate, or LIBOR, plus the applicable LIBOR margin. The applicable LIBOR margin is based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters.  As of March 31, 2009, the applicable LIBOR margin was 1.25%.

We are also required to pay an unused line fee on the daily unused amount of our revolving credit facility at a per annum rate based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters. As of March 31, 2009, unused availability under our revolving credit facility totaled $20 million and the per annum unused line fee rate was 0.20%.

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

Borrowings under our credit agreements are collateralized by an interest in and lien on all of our assets and certain other guarantees and pledges. Our credit agreements contain certain affirmative and negative covenants, which require, among other things, that we meet certain financial ratio covenants and limit certain capital expenditures. At March 31, 2009 we were in violation of one loan covenant under the credit agreement with Citizens Bank. We failed to file timely financial statements with the SEC. We received a waiver from the bank agreeing to waive compliance with such covenant solely for the quarters ending December 31, 2008 and March 31, 2009.

Capital Expenditures

We have made capital expenditures primarily for computer equipment and related software needed to host our websites, internal-use software development costs, as well as for leasehold improvements and other general purposes to support our growth.  Our capital expenditures totaled $342,000 and $417,000 for the three months ended March 31, 2009 and 2008, respectively.  We expect to spend approximately $2.9 million in capital expenditures in the remaining nine months of 2009, primarily for leasehold improvements, website development costs, computer equipment and related software, and internal-use software development costs. We are not currently party to any purchase contracts related to future capital expenditures.

Contractual Obligations and Commitments

As of March 31, 2009, our principal commitments consist of obligations under leases for office space and principal and interest payments due under our bank term loan. The offices are leased under noncancelable operating lease agreements that expire through January 2013. The following table sets forth our commitments to settle contractual obligations in cash as of March 31, 2009:

	Payments Due By Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(Unaudited)
	($ in thousands)

Bank term loan payable	$2,250	$2,250	$-	$-	$-
Operating leases (1)	4,387	2,596	1,791	-	-
Total	$6,637	$4,846	$1,791	$-	$-

(1)	Operating lease obligations are net of minimum sublease payments of $450,000 due under a sublease agreement that expires in November 2010.

In August 2009, we entered into an agreement to lease approximately 87,875 square feet of office space in Newton, Massachusetts.  The lease is expected to commence in March 2010 and has a term of 10 years.  We are receiving certain rent concessions during the first two years of the lease term.  The following table sets forth our additional commitments to settle contractual obligations in cash under the new lease agreement:

	Payments Due By Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(Unaudited)
	($ in thousands)

Operating lease	$25,909	$-	$5,785	$8,656	$11,468

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

Interest Rate Risk

At March 31, 2009, we had cash, cash equivalents and investments totaling $70.7 million. These amounts were invested primarily in money market accounts and municipal bonds.  The cash, cash equivalents and investments were held for working capital purposes.  We do not enter into investments for trading or speculative purposes.  Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

Our exposure to market risk also relates to the amount of interest expense we must pay under our revolving credit facility.  The advances under this credit facility bear a variable rate of interest determined as a function of the lender's prime rate or LIBOR.  At March 31, 2009, there were no amounts outstanding under our revolving credit facility.

Item 4.  Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2009, and due to the material weaknesses in our internal control over financial reporting described in our accompanying Management's Report on Internal Control over Financial Reporting, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level. As further discussed below under “Remediation Plans”, management is implementing measures that we believe will address these deficiencies in our controls and procedures.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act, as a process designed by, or under the supervision of, a company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that:

·	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

·
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

·
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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal controls over financial reporting as of March 31, 2009. In connection with this assessment, we identified the following material weaknesses in internal control over financial reporting as of March 31, 2009. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Because of the material weaknesses described below, management believes that, as of March 31, 2009, our internal control over financial reporting was not effective based on this criteria.

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

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than those material weaknesses described above.

Remediation Plans

Management has identified the following measures to strengthen our internal control over financial reporting and to address the material weaknesses described above. We began implementing certain of these measures prior to the filing of this Form 10-Q but changes made to our internal controls have not yet been in place for a sufficient time to have had a significant effect.  Management expects to continue to develop remediation plans and implement additional changes to our internal control over financial reporting during fiscal 2009 and possibly into fiscal 2010, described in detail hereafter. We believe that the actions taken to date, as well as our planned future actions, will adequately address the material weaknesses.

 In order to improve controls over the accounting for certain complex service revenue transactions, we have initiated and intend to continue to:

·
Assess the expertise of our staff responsible for revenue recognition and address any identified deficiencies in order to enhance and augment the depth of knowledge of our staff and reduce the risk of future accounting errors and financial statement misstatements.

·
Utilize specialized third party consultants to assist us in monitoring and ensuring the propriety of our revenue recognition policies, procedures, and activities on a quarterly basis, beginning with the current quarter.

·	Communicate revised revenue recognition policies and procedures to appropriate accounting staff, and train them on their usage and application.
·
Ensure that accounting group management is heavily involved in oversight and monitoring of the recording and reporting of complex service revenue recognition transactions during current and future reporting periods.

·	Review the controls over revenue recognition to ensure procedures exist to properly account for any changes in operations.

In order to improve controls over ensuring the adequacy of staffing of the accounting group, we have initiated and intend to continue to:

·	Assess the depth and expertise of our staff responsible for revenue recognition and address any identified deficiencies.
·	Work with our Human Resources department in aggressively identifying and recruiting future capable technical accounting staff candidates.
·
Utilize specialized third party consultants to assist us in monitoring and ensuring the propriety of our revenue recognition policies, procedures, and activities on a quarterly basis, beginning with the current quarter.

In order improve controls to ensure an adequate level of review and supervision by management exists with respect to the underlying accounting policies and procedures underlying certain complex service revenue transactions, we have initiated and intend to continue to:

·
Ensure that accounting group management is routinely reviewing and monitoring the application of and any changes to the accounting policies and procedures underlying complex service revenue recognition transactions during future reporting periods.

·	Ensure the proper evidence of this review is consistently documented during future reporting periods.

In order to ensure the improvement of the effectiveness of detective controls in identifying and correcting errors, we have initiated and intend to continue to:

·
Ensure that accounting group management is heavily involved in oversight and monitoring of the recording and reporting of complex service revenue recognition transactions during future reporting periods.

·
Utilize specialized third party consultants to assist us in monitoring and ensuring the propriety of our revenue recognition policies, procedures, and activities on a quarterly basis, beginning with the current quarter.

·	Consider implementation of additional automation, trending analyses, and management reporting to highlight potential future revenue recognition issues.

In order to ensure the Company’s accounting and reporting systems are adequate to carry out the level and complexities associated with our service revenue transactions, we have initiated and intend to continue to:

·	Utilize specialized third party consultants to assist us in assessing the limitations of our current system environment.
·	Implement an enhanced revenue software application to improve our current financial reporting system.
·	Update internal processes and procedures to improve the controls over the start date and end date of our service offerings.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

We are not currently a party to any material litigation, and we are not aware of any pending or threatened litigation against us that could have a material adverse effect on our business, operating results or financial condition.

Item 1A.   Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under the heading, “Risk Factors” in our Annual Report filed on Form 10-K/A for the year ended December 31, 2008. These are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Because of these factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. These risks are not the only ones facing us.

Risks Relating to Our Business

The current economic recession and general economic, business, or industry conditions may continue to adversely affect the business of the Company, as well as our ability to forecast financial results.

The domestic and international economies continue to experience a significant recession. This recession has been magnified by factors including the tightening of the availability and cost of credit, geopolitical issues, a depressed U.S. real estate market, decreased business and consumer confidence and increased unemployment. These and other macro-economic conditions have contributed to increased volatility and diminished expectations for the global economy and expectations of future global economic growth. If the economic climate in the U.S. and abroad does not improve or deteriorates further, our customers or potential customers could reduce or delay their purchases of our offerings, which would adversely impact our revenues and our ability to sell our offerings, collect customer receivables and, ultimately, our profitability. Additionally, future economic conditions currently have an increased degree of inherent uncertainty. As a result, it is more difficult to estimate the level of growth or contraction for the economy as a whole, as well as for the various sectors of the economy, such as the IT market. Because all components of our budgeting and forecasting are dependent upon estimates of growth or contraction in the IT market and demand for our offerings, the prevailing economic uncertainties render accurate estimates of future income and expenditures very difficult to make.  We cannot predict the effect or duration of this economic slowdown or the timing or strength of a subsequent economic recovery, worldwide or in the IT industry. Further adverse changes may occur as a result of soft global, domestic or regional economic conditions, wavering consumer confidence, unemployment, declines in stock markets, contraction of credit availability, or other factors affecting economic conditions generally. These changes may negatively affect the sales of our offerings, increase exposure to losses from bad debts, increase the cost and decrease the availability of financing, or increase the risk of loss on investments.

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

The primary source of our revenues is the sale of advertising to our customers. Our advertising revenues accounted for approximately 98% of our total revenues for the three month period ended March 31, 2009. We believe that advertising spending on the Internet, as in traditional media, fluctuates significantly as a result of a variety of factors, many of which are outside of our control. These factors include:

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

We compete for potential advertisers with a number of different types of offerings and companies, including: broad-based media outlets, such as television, newspapers and business periodicals that are designed to reach a wide audience; general purpose portals and search engines; and offline and online offerings of media companies that produce content specifically for IT professionals, including International Data Group, United Business Media and Ziff Davis Enterprise. Advertisers may choose our competitors over us not only because they prefer our competitors’ online and events offerings to ours, but also because advertisers prefer to utilize other forms of advertising offered by our competitors that are not offered by us. Although less than 5% of our revenues for the three-month period ended March 31, 2009 were derived from advertisers located outside of North America, as we continue to expand internationally, as we did in 2008 by operating our own websites in the United Kingdom and in 2009 in India, we expect to compete with many of the competitors mentioned above, as well as with established media companies based in particular countries or geographical regions. Many of these foreign-based media companies will be larger than we are and will have established relationships with local advertisers. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. As a result, we could lose market share to our competitors in one or more of our businesses and our revenues could decline.

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

Building and maintaining recognition of our brands is critical to attracting and expanding our online user base, attendance at our events . We intend to continue to build existing brands and introduce new brands that will resonate with our targeted audiences, but we may not be successful. In order to promote these brands, in response to competitive pressures or otherwise, we may find it necessary to increase our marketing budget, hire additional marketing and public relations personnel or otherwise increase our financial commitment to creating and maintaining brand loyalty among our clients. If we fail to promote and maintain our brands effectively, or incur excessive expenses attempting to promote and maintain our brands, our business and financial results may suffer.

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

In the course of our operating history, we have acquired assets and businesses. Some of our acquisitions have resulted in the recording of a significant amount of goodwill and/or intangible assets on our financial statements. We had approximately $105 million of goodwill and net intangible assets as of March 31, 2009. The goodwill and/or intangible assets were recorded because the fair value of the net tangible assets acquired was less than the purchase price. We may not realize the full value of the goodwill and/or intangible assets. As such, we evaluate goodwill and other intangible assets with indefinite useful lives for impairment on an annual basis or more frequently if events or circumstances suggest that the asset may be impaired. We evaluate other intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. If goodwill or other intangible assets are determined to be impaired, we will write off the unrecoverable portion as a charge to our earnings. If we acquire new assets and businesses in the future, as we intend to do, we may record additional goodwill and/or intangible assets. The possible write-off of the goodwill and/or intangible assets could negatively impact our future earnings and, as a result, the market price of our common stock could decline.

We will record substantial expenses related to our issuance of stock-based compensation which may have a material negative impact on our operating results for the foreseeable future.

Effective January 1, 2006, we adopted SFAS, No. 123(R), Share-Based Payment, as amended by SFAS No. 148, Accounting for Stock- Based Compensation—Transition and Disclosure for stock-based employee compensation. Our stock-based compensation expenses are expected to be significant in future periods, which will have an adverse impact on our operating income and net income. SFAS No. 123(R) requires the use of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Changes in the subjective input assumptions can materially affect the amount of our stock-based compensation expense. In addition, an increase in the competitiveness of the market for qualified employees could result in an increased use of stock-based compensation awards, which in turn would result in increased stock-based compensation expense in future periods.

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

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

None.

Item 6.    Exhibits

(a)    Exhibits

10.1	Form of Restricted Stock Unit Agreement.

31.1	Certification of Greg Strakosch, Chief Executive Officer of TechTarget, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, dated August 17, 2009.

31.2	Certification of Eric Sockol, Chief Financial Officer and Treasurer of TechTarget, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, dated August 17, 2009.

32.1
Certifications of Greg Strakosch, Chief Executive Officer of TechTarget, Inc. and Eric Sockol, Chief Financial Officer and Treasurer of TechTarget, Inc., pursuant to 18 U.S.C. Section 1350, dated August 17, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECHTARGET, INC (Registrant)

Date: August 17, 2009	By:	/s/ GREG STRAKOSCH
Greg Strakosch, Chief Executive Officer (Principal Executive Officer)

Date: August 17, 2009	By:	/s/ ERIC SOCKOL
Eric Sockol, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)