Form 10-Q
period 2009-06-30
TechTarget Inc
filed 2009-08-17
CIK 1293282

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
TECHTARGET, INC.
Consolidated Balance Sheets
 (In thousands, except share and per share data)

	June 30, 2009	December 31, 2008
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$33,408	$24,130
Short-term investments	36,075	42,863
Accounts receivable, net of allowance for doubtful accounts of $565 and $642 as of June 30, 2009 (unaudited) and December 31, 2008, respectively	14,116	17,622
Prepaid expenses and other current assets	5,319	6,251
Deferred tax assets	2,876	2,959
Total current assets	91,794	93,825

Property and equipment, net	3,449	3,904
Long-term investments	6,209	2,575
Goodwill	88,958	88,958
Intangible assets, net of accumulated amortization	14,846	17,242
Deferred tax assets	3,518	3,369
Other assets	88	139

Total assets	$208,862	$210,012

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of bank term loan payable	$1,500	$3,000
Accounts payable	3,153	3,404
Accrued expenses and other current liabilities	1,843	2,908
Accrued compensation expenses	790	702
Deferred revenue	8,432	8,749
Total current liabilities	15,718	18,763

Long-term liabilities:
Other liabilities	181	312
Total liabilities	15,899	19,075

Commitments (Note 10)	-	-

Stockholders' equity:
Preferred stock, 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 41,745,193 and 41,616,963 shares issued and outstanding at June 30, 2009 (unaudited) and December 31, 2008, respectively	42	42
Additional paid-in capital	226,330	221,597
Warrants	2	2
Accumulated other comprehensive income (loss)	67	(77)
Accumulated deficit	(33,478)	(30,627)
Total stockholders' equity	192,963	190,937

Total liabilities and stockholders' equity	$208,862	$210,012

See accompanying notes.

TECHTARGET, INC.
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)
Revenues:
Online	$17,801	$19,071	$34,083	$37,281
Events	3,936	7,262	6,126	11,247
Print	-	1,282	-	2,350
Total revenues	21,737	27,615	40,209	50,878

Cost of revenues:
Online (1)	4,776	5,481	9,656	10,650
Events (1)	1,455	2,923	2,536	4,750
Print	-	632	-	1,178
Total cost of revenues	6,231	9,036	12,192	16,578

Gross profit	15,506	18,579	28,017	34,300

Operating expenses:
Selling and marketing (1)	8,023	8,885	15,539	17,329
Product development (1)	2,194	2,890	4,275	5,652
General and administrative (1)	4,064	3,459	7,983	7,254
Depreciation	498	581	1,034	1,305
Amortization of intangible assets	1,181	1,332	2,396	2,812
Total operating expenses	15,960	17,147	31,227	34,352

Operating income (loss)	(454)	1,432	(3,210)	(52)

Interest income (expense), net	174	268	64	686

Income (loss) before provision for (benefit from) income taxes	(280)	1,700	(3,146)	634

Provision for (benefit from) income taxes	263	648	(295)	18

Net income (loss)	$(543)	$1,052	$(2,851)	$616

Net income (loss) per common share:
Basic	$(0.01)	$0.03	$(0.07)	$0.01
Diluted	$(0.01)	$0.02	$(0.07)	$0.01

Weighted average common shares outstanding:
Basic	41,759,506	41,375,997	41,756,818	41,267,207
Diluted	41,759,506	43,598,364	41,756,818	43,531,804

(1) Amounts include stock-based compensation expense as follows:
Cost of online revenue	$78	$43	$312	$141
Cost of events revenue	36	25	53	47
Selling and marketing	1,478	1,347	2,806	2,739
Product development	132	140	263	280
General and administrative	917	858	1,810	1,459

See accompanying notes.

TECHTARGET, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2009	2008
	(Unaudited)
Operating Activities:
Net income (loss)	$(2,851)	$616
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,430	4,117
Provision for bad debt	13	149
Amortization of investment premiums	906	-
Stock-based compensation expense	5,244	4,666
Deferred tax benefit	(110)	519
Excess tax benefit - stock options	-	(999)
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	3,508	(2,082)
Prepaid expenses and other current assets	409	(3,452)
Other assets	51	2
Accounts payable	(248)	1,241
Income taxes payable	-	(1,330)
Accrued expenses and other current liabilities	(1,065)	(669)
Accrued compensation expenses	88	(1,912)
Deferred revenue	(317)	4,051
Other liabilities	(77)	(51)
Net cash provided by operating activities	8,981	4,866

Investing activities:
Purchases of property and equipment, and other assets	(579)	(684)
Purchases of short-term investments	(2,067)	(35,721)
Purchases of long-term investments	(10,822)	-
Proceeds from sales and maturities of short-term investments	15,253	68,682
Acquisition of assets	-	(50)
Net cash provided by investing activities	1,785	32,227

Financing activities:
Payments on bank term loan payable	(1,500)	(1,500)
Excess tax benefit - stock options	-	999
Proceeds from exercise of warrants and stock options	12	2,084
Net cash provided by (used in) financing activities	(1,488)	1,583

Net increase in cash and cash equivalents	9,278	38,676
Cash and cash equivalents at beginning of period	24,130	10,693

Cash and cash equivalents at end of period	$33,408	$49,369

Supplemental disclosure of cash flow information:
Cash paid for interest	$80	$185
Cash paid (refunded) for taxes	$(760)	$2,151

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

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, which include KnowledgeStorm, Inc., Bitpipe, Inc., TechTarget Securities Corporation and TechTarget Limited, KnowledgeStorm, Inc. and Bitpipe, Inc. are leading websites providing in-depth vendor generated content targeted toward corporate IT professionals.  TechTarget Securities Corporation is a Massachusetts Securities Corporation incorporated in 2004. TechTarget Limited is a subsidiary doing business principally in the United Kingdom. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Print Publications.  When sold separately. advertising revenues from print publications are recognized at the time the applicable publication is distributed.  When print advertising campaigns are sold with other services, revenue is recognized for all services in the advertising campaign over the term of the arrangement.  Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue.

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

The Company offers customers the ability to purchase integrated ROI program offerings, which can include any of its online media offerings packaged together to address the particular customer's specific advertising requirements. As part of these offerings, the Company will guarantee a minimum number of qualified sales leads to be delivered over the course of the advertising campaign.  Scheduled end dates of advertising campaigns are sometimes extended to satisfy lead guarantees or fulfill all elements of the advertising campaign based on delayed receipt of advertising media collateral from the customer. The Company estimates the revenue reserve necessary to properly defer revenue recognition for extended advertising campaigns. These estimates are based on the Company's experience in managing and fulfilling these integrated ROI program offerings. Historically, shortfalls in fulfilling lead guarantees before the scheduled completion date of an advertising campaign are satisfied within an average of 44 days of such scheduled completion date. These integrated ROI program offerings represented approximately 46% and 45% of online revenues, and 38% and 31% of total revenues for the three months ended June 30, 2009 and 2008, respectively, and approximately 45% and 40% of online revenues, and 39% and 29% of total revenues for the six months ended June 30, 2009 and 2008, respectively.

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

Internal Use Software and Website Development Costs

The Company accounts for website development costs according to the guidance in the EITF Issue No. 00-2, Accounting for Web Site Development Costs, which requires that costs incurred during the development of website applications and infrastructure involving developing software to operate a website be capitalized.  Additionally, all costs relating to internal use software are accounted for under Statement of Position (SOP) 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use.  The estimated useful life of costs capitalized is evaluated for each specific project.  Capitalized internal use software and website development costs are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  An impairment loss shall be recognized only if the carrying amount of the asset is not recoverable and exceeds its fair value.  The Company capitalized internal-use software and website development costs of $125 and $8 for the three months ended June 30, 2009 and 2008, respectively, and $341 and $22 for the six months ended June 30, 2009 and 2008, respectively.

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

Stock-Based Compensation

At June 30, 2009, the Company had two stock-based employee compensation plans which are more fully described in Note 12.  Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. SFAS No. 123(R) requires nonpublic companies that used the minimum value method under SFAS No. 123 for either recognition or pro forma disclosures to apply SFAS No. 123(R) using the prospective-transition method.  As such, the Company will continue to apply APB Opinion No. 25 in future periods to equity awards outstanding at the date of adoption of SFAS No. 123(R) that were measured using the minimum value method.  In accordance with SFAS No. 123(R), the Company recognizes the compensation cost of employee stock-based awards in the statement of operations using the straight line method over the vesting period of the award. Effective with the adoption of SFAS No. 123(R), the Company has elected to use the Black-Scholes option pricing model to determine the fair value of stock options granted.

Net Income (Loss) Per Share

The Company calculates net income (loss) per share in accordance with SFAS No. 128, Earnings Per Share.  Basic earnings per share is computed based on the weighted average number of common shares and vested restricted stock awards outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and vested restricted stock awards outstanding during the period, plus the dilutive effect of potential future issuances of common stock relating to stock option programs and other potentially dilutive securities using the treasury stock method. In calculating diluted earnings per share, the dilutive effect of stock options is computed using the average market price for the respective period. In addition, under SFAS No. 123(R), the assumed proceeds under the treasury stock method include the average unrecognized compensation expense and assumed tax benefit of stock options that are in-the-money. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of stock options.

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

In April 2008, the FASB issued Staff Position Statement No. FAS 142-3, Determination of Useful Life of Intangible Assets, which amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets.  FSP SFAS No. 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives.  FSP SFAS No. 142-3 is effective for fiscal years beginning after December 15, 2008.  The adoption of FSP SFAS No. 142-3 on January 1, 2009 did not have a material effect on the Company's consolidated financial position or results of operations.

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009.  The adoption of SFAS 165 on April 1, 2009 did not have a material effect on the Company’s consolidated financial position or results of operations.  The Company has evaluated subsequent events through the date of this filing.

In April 2009, the FASB issued Staff Position Statement No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. Under FSP SFAS No. 115-2 and SFAS No. 124-2, an other-than-temporary impairment must be recognized through earnings if the Company has the intent to sell the debt security or if it is more likely than not that the Company will be required to sell the debt security before recovery of the Company’s amortized cost basis. Even if the Company does not expect to sell a debt security, the Company must also evaluate expected cash flows to be received and determine if a credit loss has occurred. In the event of a credit loss, only the amount associated with the credit loss is recognized through earnings. The amount of loss relating to other factors is recorded in accumulated other comprehensive income (loss). The adoption of FSP SFAS No. 115-2 and SFAS No. 124-2 on April 1, 2009 did not have a material effect on Company’s consolidated financial position or results of operations.

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

The fair value hierarchy of the Company’s financial assets and liabilities carried at fair value and measured on a recurring basis is as follows as of June 30, 2009:

		Fair Value Measurements at Reporting Date Using
	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Unaudited)
Money market funds (1)	$25,622	$25,622	$-	$-
Short-term investments	36,075	-	36,075	-
Long-term investments	6,209	-	6,209	-
Interest rate swap (2)	23	-	23	-

Total	$67,929	$25,622	$42,307	$-

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

The Company’s restructuring charge recorded in 2008 was comprised of the following;

Restructuring Charge
Employee severance pay and related costs	$886
Non-cancelable lease, contract termination, and other charges	559
Write-off of tenant improvements, furniture, and fixed assets	49

Restructuring charge	$1,494

The activity in the Company’s restructuring accrual for the six months ended June 30, 2009 is as follows:

Restructuring Charge
Balance as of December 31, 2008	$1,114
Cash paid related to employee severance and other costs	(846)
Balance as of June 30, 2009 (unaudited)	$268

As of June 30, 2009 the Company’s restructuring accrual balance of $268 was included in the consolidated balance sheet in accrued expenses and other liabilities.

6. Cash, Cash Equivalents and Investments

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less at date of purchase.  Cash equivalents are carried at cost, which approximates their fair market value.  Cash and cash equivalents consisted of the following:

	June 30, 2009	December 31, 2008
	(Unaudited)
Cash	$7,786	$9,850
Money market funds	25,622	14,280
Total cash and cash equivalents	$33,408	$24,130

The Company’s short and long-term investments are accounted for as available for sale securities under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.  These investments are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax.  The unrealized gain, net of taxes, was $81 and $10 as of June 30, 2009 and December 31, 2008, respectively.  Realized gains and losses on the sale of these investments are determined using the specific identification method.  Realized gains totaled $8 and $17 in the three and six months ended June 30, 2009, respectively.  There were no realized gains or losses in the three and six months ended June 30, 2008.

Short and long-term investments consisted of the following:

	June 30, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Unaudited)
Short and long-term investments:
Municipal bonds	$42,148	$143	$(7)	$42,284
Total short and long-term investments	$42,148	$143	$(7)	$42,284

	December 31, 2008
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short and long-term investments:
Municipal bonds	$45,419	$22	$(3)	$45,438
Total short and long-term investments	$45,419	$22	$(3)	$45,438

The Company had three debt securities in an unrealized loss position at June 30, 2009.  All of these securities have been in such a position for less than 12 months. The unrealized loss on those securities was $7 and the fair value was $4,195.  Under FSP SFAS No. 115-2 and SFAS No. 124-2, an other-than-temporary impairment must be recognized through earnings if the Company has the intent to sell the debt security or if it is more likely than not that the Company will be required to sell the debt security before recovery of the Company’s amortized cost basis. Even if the Company does not expect to sell a debt security, the Company must also evaluate expected cash flows to be received and determine if a credit loss has occurred. In the event of a credit loss, only the amount associated with the credit loss is recognized through earnings. The amount of loss relating to other factors is recorded in accumulated other comprehensive income (loss). For the unrealized loss of $7 as of June 30, 2009, the Company does not consider these investments to be other-than temporarily impaired.

Municipal bonds have contractual maturity dates within eighteen months. All income generated from these investments is recorded as interest income.

7. Intangible Assets

            Intangible assets subject to amortization as of June 30, 2009 and December 31, 2008 consist of the following:

		As of June 30, 2009
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
		(Unaudited)
Customer, affiliate and advertiser relationships	1 - 9	$11,509	$(4,660)	$6,849
Developed websites, technology and patents	3 - 6	5,400	(1,950)	3,450
Trademark, trade name and domain name	1 - 7	2,179	(1,093)	1,086
Proprietary user information database and Internet traffic	3 - 5	4,750	(1,737)	3,013
Non-compete agreements	1 - 3	1,323	(875)	448

Total intangible assets		$25,161	$(10,315)	$14,846

		As of December 31, 2008
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer, affiliate and advertiser relationships	1 - 9	$12,449	$(4,641)	$7,808
Developed websites, technology and patents	3 - 6	5,400	(1,500)	3,900
Trademark, trade name and domain name	1 - 7	2,179	(912)	1,267
Proprietary user information database and Internet traffic	3 - 5	4,750	(1,216)	3,534
Non-compete agreements	1 - 3	1,933	(1,200)	733

Total intangible assets		$26,711	$(9,469)	$17,242

Intangible assets are amortized over their estimated useful lives, which range from one to nine years, using methods of amortization that are expected to reflect the estimated pattern of economic use. The remaining amortization expense will be recognized over a weighted-average period of approximately 2.6 years.

Amortization expense was $1,181 and $1,332 for the three months ended June 30, 2009 and 2008 respectively, and $2,396 and $2,812 for the six months ended June 30, 2009 and 2008, respectively.

The Company expects amortization expense of intangible assets to be as follows:

Amortization
Years Ending December 31:	Expense
2009 (July 1st - December 31st)	$2,318
2010	4,202
2011	3,222
2012	2,462
2013	1,010
Thereafter	1,632
$14,846

8. Net Income (Loss) Per Common Share

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per common share is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)
Numerator:
Net income (loss)	$(543)	$1,052	$(2,851)	$616

Denominator:
Basic:
Weighted average shares of common stock outstanding	41,759,506	41,375,997	41,756,818	41,267,207

Diluted:
Weighted average shares of common stock outstanding	41,759,506	41,375,997	41,756,818	41,267,207
Effect of potentially dilutive shares (1)	-	2,222,367	-	2,264,597
Total weighted average shares of common stock outstanding	41,759,506	43,598,364	41,756,818	43,531,804

Net Income (Loss) Per Common Share:
Basic net income (loss) per common share	$(0.01)	$0.03	$(0.07)	$0.01

Diluted net income (loss) per common share	$(0.01)	$0.02	$(0.07)	$0.01

(1)
In calculating diluted earnings per share, shares related to outstanding stock options, unvested restricted stock awards and warrants were excluded for the three and six months ended June 30, 2009 because they were anti-dilutive.

9. Bank Term Loan Payable

In August 2006, the Company entered into a credit agreement (the "Credit Agreement") with a commercial bank, which included a $10.0 million term loan (the "Term Loan") and a $20.0 million revolving credit facility (the "Revolving Credit Facility"). The Credit Agreement was amended in August 2007 and again in December 2008.

The Revolving Credit Facility matures on August 30, 2011. Unless earlier payment is required by an event of default, all principal and unpaid interest will be due and payable on August 30, 2011. At the Company's option, the Revolving Credit Facility bears interest at either the Prime Rate less 1.00% or the LIBOR rate plus the applicable LIBOR margin.  The applicable LIBOR margin is based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters.  As of June 30, 2009, the applicable LIBOR margin was 1.25%.

The Company is also required to pay an unused line fee on the daily unused amount of its Revolving Credit Facility at a per annum rate based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters. As of June 30, 2009, unused availability under the Revolving Credit Facility totaled $20 million and the per annum unused line fee rate was 0.20%.

The Term Loan requires 39 consecutive monthly principal payments of $250, plus interest, beginning on September 30, 2006 through December 30, 2009. As of June 30, 2009, the outstanding balance due under the Term Loan was $1,500.  There was no accrued interest on the Term Loan at June 30, 2009.

In September 2006, the Company entered into an interest rate swap agreement with a commercial bank to mitigate the interest rate fluctuations on the Term Loan. With this interest rate swap agreement in place, the Company has fixed the annual interest rate at 6.98% for the Term Loan. The interest rate swap agreement terminates in December 2009. Under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the interest rate swap agreement is deemed to be a cash flow hedge and qualifies for special accounting using the shortcut method. Accordingly, changes in the fair value of the interest rate swap agreement are recorded in "accumulated other comprehensive income (loss)" on the consolidated statements of redeemable convertible preferred stock and stockholders' equity (deficit).  The fair value of the cash flow hedge was $23 and $77 as of June 30, 2009 and December 31, 2008, respectively, and is recorded in other liabilities.

Borrowings under the Credit Agreement are collateralized by a security interest in substantially all assets of the Company. Covenants governing the Credit Agreement require the maintenance of certain financial ratios.  At June 30, 2009 the Company was in violation of one loan covenant under the Credit Agreement.  The Company failed to file timely audited financial statements with the SEC for the year ended December 31, 2008 and unaudited financial statements with the SEC for the three months ended March 31, 2009.  The Company received a waiver from the bank agreeing to waive compliance with such covenant solely for the periods ending December 31, 2008 and March 31, 2009.  The Company will be in compliance with such covenant when the Company files unaudited financial statements with the SEC for the three months ended June 30, 2009 on a timely basis.

10. Commitments and Contingencies

Operating Leases

The Company conducts its operations in leased office facilities under various noncancelable operating lease agreements that expire through January, 2013.  Future minimum lease payments under noncancelable operating leases at June 30, 2009, net of minimum sublease rental payments of $450 are as follows:

Years Ending December 31:	Minimum Lease Payments
(Unaudited)
2009 (July 1 - December 31)	1,425
2010	902
2011	593
2012	611
2013	51
Thereafter	-
$3,582

Litigation

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At June 30, 2009 and December 31, 2008, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

11. Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income (loss) and its components in financial statements. Comprehensive income (loss) is defined to include all changes in equity during a period, except those resulting from investments by stockholders and distributions to stockholders. For the three and six months ended June 30, 2009 and 2008 the Company’s comprehensive income (loss) is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)
Net income (loss)	$(543)	$1,052	$(2,851)	$616
Other comprehensive income (loss):
Change in fair value of cash flow hedge	23	65	54	11
Unrealized gain (loss) on investments	(80)	-	71	-
Unrealized gain on foreign currency exchange	17	-	18	-

Total other comprehensive income (loss)	$(583)	$1,117	$(2,708)	$627

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

In April 2007, the Board approved the 2007 Stock Option and Incentive Plan (the 2007 Plan), which was approved by the stockholders and became effective upon the consummation of the Company’s IPO in May 2007. Effective upon the consummation of the IPO, no further awards were made pursuant to the 1999 Plan, but any outstanding awards under the 1999 Plan will remain in effect and will continue to be subject to the terms of the 1999 Plan.  The 2007 Plan allows the Company to grant ISOs, NSOs, stock appreciation rights, deferred stock awards, restricted stock and other awards.  Under the 2007 Plan, stock options may not be granted at less than fair market value on the date of grant, and grants generally vest over a four year period.  Stock options granted under the 2007 Plan expire no later than ten years after the grant date.  The Company has reserved for issuance an aggregate of 2,911,667 shares of common stock under the 2007 Plan plus an additional annual increase to be added automatically on January 1 of each year, beginning on January 1, 2008, equal to the lesser of (a) 2% of the outstanding number of shares of common stock (on a fully-diluted basis) on the immediately preceding December 31 and (b) such lower number of shares as may be determined by our compensation committee.  The number of shares available for issuance under the 2007 Plan is subject to adjustment in the event of a stock split, stock dividend or other change in capitalization.  Generally, shares that are forfeited or canceled from awards under the 2007 Plan also will be available for future awards.  In addition, shares subject to stock options returned to the 1999 Plan, as a result of their expiration, cancellation or termination, are automatically made available for issuance under the 2007 Plan.  As of June 30, 2009 a total of 917,726 shares were available for grant under the 2007 Plan.

Accounting for Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award.  The Company calculated the fair values of the options granted using the following estimated weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)

Expected volatility	*	*	75%	46%
Expected term	*	*	6.25 years	6.25 years
Risk-free interest rate	*	*	2.21%	3.15%
Expected dividend yield	*	*	0.00%	0%
Weighted-average grant date fair value per share	*	*	$1.58	$6.92

*             The Company did not grant any stock option awards during the three months ended June 30, 2009 and 2008.

As there was no public market for the Company’s common stock prior to the Company's IPO in May 2007, and limited historical information on the volatility of its common stock since the date of the Company’s IPO, the Company determined the volatility for options granted in the six months ended June 30, 2009 and 2008 based on an analysis of the historical volatility of the Company’s stock and reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using a weighted average of the historical volatility of the Company’s stock and the peer group of companies for a period equal to the expected life of the option.  The expected life of options has been determined utilizing the "simplified" method as prescribed by the SEC's Staff Accounting Bulletin No. 110, Share-Based Payment.  The risk-free interest rate is based on a zero coupon United States treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas SFAS No. 123 permitted companies to record forfeitures based on actual forfeitures, which was the Company’s historical policy under SFAS No. 123.  As a result, the Company applied an estimated annual forfeiture rate based on its historical forfeiture experience of 2.00% in determining the expense recorded in six months ended June 30, 2009 and 2008.

A summary of the stock option activity under the Company's stock option plan for the three and six months ended June 30, 2009 is presented below:

Quarter-to-Date Activity	Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
	(Unaudited)

Options outstanding at March 31, 2009	7,640,533	$6.26
Granted	-	-
Exercised	-	-
Forfeited	(2,939)	9.88
Canceled	(9,509)	10.49
Options outstanding at June 30, 2009	7,628,085	$6.25	6.4	$3,807

Options exercisable at June 30, 2009	4,975,827	$5.63	5.4	$3,749

Options vested or expected to vest at June 30, 2009 (1)	7,503,537	$6.24	6.4	$3,802

(1)
In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

Year-to-Date Activity	Options Outstanding	Weighted-Average Exercise Price Per Share
	(Unaudited)

Options outstanding at December 31, 2008	7,765,578	$6.30
Granted	35,000	2.34
Exercised	(7,625)	1.55
Forfeited	(39,536)	8.94
Canceled	(125,332)	7.37
Options outstanding at June 30, 2009	7,628,085	$6.25

During the three months ended June 30, 2008, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $2,394, and the total amount of cash received from exercise of these options was $1,179.  There were no options exercised during the three months ended June 30, 2009.  The total grant date fair value of stock options granted after the adoption of SFAS No. 123(R) on January 1, 2006 that vested during the three months ended June 30, 2009 and 2008 was $1,327 and $1,772, respectively.

During the six months ended June 30, 2009 and 2008, the total intrinsic value of options exercised was $8 and $3,566, respectively, and the total amount of cash received from exercise of these options was $12 and $2,084, respectively.  The total grant date fair value of stock options granted after the adoption of SFAS No. 123(R) on January 1, 2006 that vested during the six months ended June 30, 2009 and 2008 was $2,656 and $2,966, respectively.

Unrecognized stock-based compensation expense of non-vested stock options of $11.8 million is expected to be recognized using the straight line method over a weighted-average period of 1.2 years.

Restricted Stock Awards

Restricted stock awards are valued at the market price of a share of the Company’s common stock on the date of grant.  A summary of the restricted stock award activity under the Company's stock option plan for the three and six months ended June 30, 2009 is presented below:

Quarter-to-Date Activity	Shares	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
	(Unaudited)

Nonvested outstanding at March 31, 2009	2,389,476	$6.04
Granted	6,250	4.00
Vested	(6,250)	4.00
Forfeited	-	-
Nonvested outstanding at June 30, 2009	2,389,476	$6.04	$ 9,558

Year-to-Date Activity	Shares	Weighted-Average Grant Date Fair Value Per Share
	(Unaudited)

Nonvested outstanding at December 31, 2008	464,476	$14.48
Granted	1,931,250	4.00
Vested	(6,250)	4.00
Forfeited	-	-
Nonvested outstanding at June 30, 2009	2,389,476	$6.04

The vesting schedule for 1,925,000 of the restricted stock awards granted during the six months ended June 30, 2009 is contingent upon the Company achieving an annual financial performance goal.  Once the Company achieves the annual performance goal, the restricted stock awards vest over four years.  If the Company does not achieve the annual performance goal by the year ended December 31, 2011, the restricted stock awards expire and terminate.  The fair value of the restricted stock awards was based on the market price of a share of the Company’s common stock on the date of the grant and assumes the annual performance goal will be achieved in the year ended December 31, 2009.  If the Company does not achieve the performance goal, recognized compensation expense will be reversed.

Unrecognized stock-based compensation expense of non-vested restricted stock awards of $11.6 million is expected to be recognized using the straight line method over a weighted-average period of 1.6 years.

13.  Stockholders’ Equity (Deficit)

Warrants

In connection with an acquisition in May 2000, the Company issued to the seller a warrant to purchase 40,625 shares of common stock at a price of $2.36 per share.  The warrant is exercisable immediately and expires on May 10, 2010.  The seller exercised warrants to purchase 7,625 shares of common stock using the conversion rights in the warrants in the six months ended June 30, 2008.  As result of the exercise using the conversion rights, the Company issued 6,386 shares of common stock to the seller and cancelled the 1,239 shares received in lieu of payment of the exercise price. The seller did not exercise any warrants in the six months ended June 30, 2009.  At June 30, 2009 and December 31, 2008, there were 1,269 shares of the Company’s common stock reserved for the exercise of all warrants.

Reserved Common Stock

As of June 30, 2009, the Company has reserved common stock for the following:

Number of Shares
(Unaudited)

Options outstanding and available for grant under stock option plans	10,952,912
Warrants	1,269

Total common stock reserved	10,954,181

14. Income Taxes

The Company adopted the provisions of FIN 48, an interpretation of SFAS No. 109, Accounting for Income Taxes, on January 1, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At the adoption date and as of June 30, 2009, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company recognized interest and penalties totaling $5 in the six months ended June 30, 2009.  The Company did not recognize any interest and penalties in the six months ended June 30, 2008.

Tax years 2004 through 2007 are subject to examination by the federal and state taxing authorities.  The Internal Revenue Service completed an audit of our 2006 tax return without identifying any material adjustments.  There are no other income tax examinations currently in process.

The Company’s effective tax rate was 9% and 3% for the six months ended June 30, 2009 and 2008, respectively.  For the three and six months ended June 30, 2009, the Company calculated the benefit from income taxes using a period-to-date approach under SFAS No. 109 as provided under FIN No. 18, Accounting for Income Taxes in Interim Periods.  For the three and six months ended June 30, 2008, the Company calculated the benefit from income taxes using a forecasted tax rate for the year ended December 31, 2008 as provided under APB Opinion No. 28, Interim Financial Reporting.

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

Geographic Data

Net sales to unaffiliated customers by geographic area were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)

United States and Canada	$20,932	$26,826	$38,688	$49,356
International	805	789	1,521	1,522
Total	$21,737	$27,615	$40,209	$50,878

16. Subsequent Event

In August 2009, the Company entered into an agreement to lease approximately 87,875 square feet of office space in Newton, Massachusetts.  The lease is expected to commence in March 2010 and has a term of 10 years.  The Company is receiving certain rent concessions during the first two years of the lease term.  Future minimum lease payments under the new operating lease are as follows:

Years Ending December 31:	Minimum Lease Payments
(Unaudited)
2009 (July 1 - December 31)	-
2010	-
2011	2,270
2012	2,812
2013	2,812
Thereafter	18,015
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

Online.  The majority of our revenue is derived from the delivery of our online offerings from our media groups.  Online revenue represented approximately 82% and 69% of total revenues for the three months ended June 30, 2009 and 2008, respectively, and approximately 85% and 73% of total revenues for the six months ended June 30, 2009 and 2008, respectively.  We expect the majority of our revenues to be derived through the delivery of online offerings for the foreseeable future. As a result of our customers' advertising objectives and preferences, the specific allocation of online advertising offerings sold and delivered by us, on a period by period basis, can fluctuate.

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

Events.  Events revenue represented approximately 18% and 26% of total revenues for the three months ended June 30, 2009 and 2008, respectively, and approximately 15% and 22% of total revenues for the six months ended June 30, 2009 and 2008, respectively.  Most of our media groups operate revenue generating events.  The majority of our events are free to IT professionals and are sponsored by IT vendors. Attendees are pre-screened based on event-specific criteria such as sector-specific budget size, company size, or job title. We offer three types of events: multi-day conferences, single-day seminars and custom events. Multi-day conferences provide independent expert content for our attendees and allow vendors to purchase exhibit space and other sponsorship offerings that enable interaction with the attendees. We also hold single-day seminars on various topics in major cities. These seminars provide independent content on key sub-topics in the sectors we serve, are free to qualified attendees, and offer multiple vendors the ability to interact with specific, targeted audiences actively focused on buying decisions. Our custom events differ from our conferences and seminars in that they are exclusively sponsored by a single IT vendor, and the content is driven primarily by the sole sponsor.

Print.  Print revenue represented approximately 0% and 5% of total revenues for the three months ended June 30, 2009 and 2008, respectively, and approximately 0% and 5% of total revenues for the six months ended June 30, 2009 and 2008, respectively.  During the six months ended June 30, 2008, we published monthly two controlled-circulation magazines that were free to subscribers and generated revenue solely based on advertising fees. We discontinued publishing both Storage and Information Security magazines in December 2008.

Cost of Revenues, Operating Expenses and Other

Expenses consist of cost of revenues, selling and marketing, product development, general and administrative, depreciation, and amortization expenses. Personnel-related costs are a significant component of most of these expense categories. We had 545 employees at June 30, 2009.

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

Amortization of Intangible Assets.  Amortization of intangible assets expense consists of the amortization of intangible assets recorded in connection with our acquisitions. Separable intangible assets that are not deemed to have an indefinite life are amortized over their estimated useful lives, which range from one to nine years, using methods that are expected to reflect the estimated pattern of economic use.

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

We offer customers the ability to purchase integrated ROI program offerings, which can include any of our online media offerings packaged together to address the particular customer's specific advertising requirements. As part of these offerings, we will guarantee a minimum number of qualified sales leads to be delivered over the course of the advertising campaign.  We sometimes extend the scheduled end date of advertising campaigns to satisfy lead guarantees or to fulfill all elements of the campaign based on delayed receipt of advertising media collateral from the customer. We estimate the revenue reserve necessary to properly defer revenue recognition for extended advertising campaigns. These estimates are based on the Company's experience in managing and fulfilling these integrated ROI program offerings. Historically, shortfalls in fulfilling lead guarantees before the scheduled completion date of an advertising campaign are satisfied within an average of 44 days of such scheduled completion date. These integrated ROI program offerings represented approximately 46% and 45% of online revenues, and 38% and 31% of total revenues for the three months ended June 30, 2009 and 2008, respectively, and approximately 45% and 40% of online revenues, and 39% and 29% of total revenues for the six months ended June 30, 2009 and 2008, respectively.

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

Allowance for Doubtful Accounts

We offset gross trade accounts receivable with an allowance for doubtful accounts. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review our allowance for doubtful accounts on a regular basis, and all past due balances are reviewed individually for collectability. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions for allowance for doubtful accounts are recorded in general and administrative expense. If our historical collection experience does not reflect our future ability to collect outstanding accounts receivables, our future provision for doubtful accounts could be materially affected. To date, we have not incurred any write-offs of accounts receivable significantly different than the amounts reserved.  The allowance for doubtful accounts was $565,000 and $642,000 at June 30, 2009 and December 31, 2008, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)

Expected volatility	*	*	75%	46%
Expected term	*	*	6.25 years	6.25 years
Risk-free interest rate	*	*	2.21%	3.15%
Expected dividend yield	*	*	0.00%	0%
Weighted-average grant date fair value per share	*	*	$1.58	$6.92

*             We did not grant any stock option awards during the three months ended June 30, 2009 and 2008.

As there was no public market for our common stock prior to our initial public offering in May 2007, and there has been limited historical information on the volatility of our common stock since the date of our initial public offering, we determined the volatility for options granted in the six months ended June 30, 2009 and 2008 based on an analysis of the historical volatility of our stock and reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using a weighted average of the historical volatility of our stock and the peer group of companies for a period equal to the expected life of the option.  The expected life of options has been determined utilizing the "simplified" method as prescribed by the SEC's Staff Accounting Bulletin No. 110, Share-Based Payment.  The risk-free interest rate is based on a zero coupon United States treasury instrument whose term is consistent with the expected life of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123(R) requires companies to utilize an estimated forfeiture rate when calculating the expense for the period.  As a result, we applied an estimated annual forfeiture rate based on its historical forfeiture experience of 2.00% in determining the expense recorded in six months ended June 30, 2009 and 2008.

The vesting schedule for 1,925,000 of the restricted stock awards granted during the six months ended June 30, 2009 is contingent upon our achieving an annual financial performance goal.  Once we achieve the annual performance goal, the restricted stock awards vest over four years.  If we do not achieve the annual performance goal by the year ended December 31, 2011, the restricted stock awards expire and terminate.  The fair value of the restricted stock awards was based on the market price of a share of our common stock on the date of the grant and assumes the annual performance goal will be achieved in the year ended December 31, 2009.  If we do not achieve the performance goal, recognized compensation expense will be reversed.

Internal Use Software and Website Development Costs

We account for internal-use software and website development costs in accordance with the guidance set forth in Statement of Position, or SOP, 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, and EITF Issue No. 00-2, Accounting for Website Development Costs. We capitalize costs of materials, consultants and compensation and related expenses of employees who devote time to the development of internal-use software and website applications and infrastructure involving developing software to operate our websites. However, we expense as incurred website development costs for new features and functionalities since it is not probable that they will result in additional functionality until they are both developed and tested with confirmation that they are more effective than the current set of features and functionalities on our websites. Our judgment is required in determining the point at which various projects enter the states at which costs may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized, which is generally three years. To the extent that we change the manner in which we develop and test new features and functionalities related to our websites, assess the ongoing value of capitalized assets or determine the estimated useful lives over which the costs are amortized, the amount of website development costs we capitalize and amortize in future periods would be impacted. We review capitalized internal use software and website development costs for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  We would recognize an impairment loss only if the carrying amount of the asset is not recoverable and exceeds its fair value. We capitalized internal-use software and website development costs of $125,000 and $8,000 for the three months ended June 30, 2009 and 2008, respectively, and $341,000 and $22,000 for the six months ended June 30, 2009 and 2008, respectively.

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

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended June 30,					Six Months Ended June 30,
	2009			2008		2009			2008
	(Unaudited)
	($ in thousands)
Revenues:
Online	$17,801	82%		$19,071	69%	$34,083	85%		$37,281	73%
Events	3,936	18		7,262	26	6,126	15		11,247	22
Print	-	-		1,282	5	-	-		2,350	5
Total revenues	21,737	100		27,615	100	40,209	100		50,878	100

Cost of revenues:
Online	4,776	22		5,481	20	9,656	24		10,650	21
Events	1,455	7		2,923	11	2,536	6		4,750	9
Print	-	-		632	2	-	-		1,178	3
Total cost of revenues	6,231	29		9,036	33	12,192	30		16,578	33

Gross profit	15,506	71		18,579	67	28,017	70		34,300	67

Operating expenses:
Selling and marketing	8,023	37		8,885	32	15,539	39		17,329	34
Product development	2,194	10		2,890	10	4,275	11		5,652	11
General and administrative	4,064	19		3,459	13	7,983	20		7,254	14
Depreciation	498	2		581	2	1,034	2		1,305	3
Amortization of intangible assets	1,181	5		1,332	5	2,396	6		2,812	5
Total operating expenses	15,960	73		17,147	62	31,227	78		34,352	67

Operating income (loss)	(454)	(2)		1,432	5	(3,210)	(8)		(52)	*

Interest income (expense), net	174	1		268	1	64	*		686	1

Income (loss) before provision for (benefit from) income taxes	(280)	(1)		1,700	6	(3,146)	(8)		634	1

Provision for (benefit from) income taxes	263	1		648	2	(295)	(1)		18	*

Net income (loss)	$(543)	(2	) %	$1,052	4%	$(2,851)	(7	) %	$616	1%

*            Percentage not meaningful.

Comparison of Three Months Ended June 30, 2009 and 2008

Revenues
	Three Months Ended June 30,
			Increase	Percent
	2009	2008	(Decrease)	Change
	(Unaudited)
	($ in thousands)
Revenues:
Online	$17,801	$19,071	$(1,270)	(7	) %
Events	3,936	7,262	(3,326)	(46)
Print	-	1,282	(1,282)	(100)
Total revenues	$21,737	$27,615	$(5,878)	(21	) %

Online.  The decrease in online revenue was primarily attributable to a $2.2 million decrease in revenue from lead generation offerings due primarily to a decrease in white paper and webcast sales volumes.  Additionally, revenue from third party revenue sharing arrangements decreased by $328,000 in the second quarter of 2009 as compared to the same period of 2008. The decrease was partially offset by a $1.1 million increase in branding revenue due primarily to an increase in banner sales volume.

Events.  The decrease in events revenue was attributable in part to a $1.9 million decrease in revenue from multi-day conferences due to a decrease of 3 conferences produced in the second quarter of 2009 as compared to the same period of 2008.  The decrease was also attributable to a $1.4 million decrease in seminar series and custom event revenue due to a decrease of 27 events produced in the second quarter of 2009 as compared to the same period of 2008.

Print.  We did not recognize any print revenue in the second quarter of 2009 because we discontinued publishing both of our print publications, Storage and Information Security magazines, in December 2008.

Cost of Revenues and Gross Profit

	Three Months Ended June 30,
			Increase	Percent
	2009	2008	(Decrease)	Change
	(Unaudited)
	($ in thousands)
Cost of revenues:
Online	$4,776	$5,481	$(705)	(13	) %
Events	1,455	2,923	(1,468)	(50)
Print	-	632	(632)	(100)
Total cost of revenues	$6,231	$9,036	$(2,805)	(31	) %

Gross profit	$15,506	$18,579	$(3,073)	(17	) %
Gross profit percentage	71%	67%

Cost of Online Revenue.  The decrease in cost of online revenue was primarily attributable to a $789,000 decrease in member acquisition expenses, primarily related to keyword purchases for 2020software.com. The decrease also reflects a $194,000 decrease in production and hosting costs for online products due to the decreased sales volume of online services in the second quarter of 2009 as compared to the same period of 2008.   The decrease was partially offset by a $326,000 increase in salaries and benefits.

Cost of Events Revenue.  The decrease in cost of events revenue was attributable in part to a $571,000 decrease in multi-day conference costs due to a decrease of 3 conferences produced in the second quarter of 2009 compared to the same period of 2008.   The decrease was also attributable to a $442,000 decrease in seminar series and custom event costs due to a decrease of 27 events produced in the second quarter of 2009 compared to the same period of 2008.  The decrease also reflects a $327,000 decrease in salaries, benefits and temporary help due to a decrease in headcount in our events organization resulting from the expense reduction program implemented in December 2008.

Cost of Print Revenue.  We did not recognize any cost of print revenue in the second quarter of 2009 because we discontinued publishing both Storage and Information Security magazines in December 2008.

Gross Profit.  Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. The decrease in gross profit is attributable to a $565,000 decrease in online gross profit, a $1.9 million decrease in events gross profit, and a $650,000 decrease in print gross profit. Gross margin for the second quarter of 2009 was 71% as compared to 67% for the same period of 2008, primarily due to an increase in our online gross margin and having discontinued publishing both Storage and Information Security magazines in December 2008. Because the majority of our costs are labor-related and therefore fixed in nature, we expect our gross profit to fluctuate from period to period depending on the total revenues for the period as well as the relative contribution of online and events revenue to our total revenues.

Operating Expenses and Other

	Three Months Ended June 30,
			Increase	Percent
	2009	2008	(Decrease)	Change
	(Unaudited)
	($ in thousands)
Operating expenses:
Selling and marketing	$8,023	$8,885	$(862)	(10	) %
Product development	2,194	2,890	(696)	(24)
General and administrative	4,064	3,459	605	17
Depreciation	498	581	(83)	(14)
Amortization of intangible assets	1,181	1,332	(151)	(11)
Total operating expenses	$15,960	$17,147	$(1,187)	(7	) %

Interest income (expense), net	$174	$268	$(94)	(35	) %
Provision for income taxes	$263	$648	$(385)	(59	) %

Selling and Marketing.  The decrease in selling and marketing expense was attributable in part to a $542,000 decrease in salaries, commissions, bonuses and benefits due to a decrease in headcount in our sales and marketing organizations resulting from the expense reduction program implemented in December 2008.  The decrease also reflects an $187,000 decrease in travel related costs and a $179,000 decrease in marketing expenses.  The decrease was partially offset by a $131,000 increase in stock-based compensation.

Product Development.  The decrease in product development expense was attributable to a $647,000 decrease in salaries and benefits due to a decrease in headcount in our product development organization resulting from the expense reduction program implemented in December 2008.

General and Administrative.  The increase in general and administrative expense was primarily attributable to a $348,000 increase in employee compensation and a $256,000 increase in professional fees.

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

Interest Income (Expense), Net.  The decrease in interest income (expense), net was due primarily to lower interest rates during the second quarter of 2009 compared to the same period of 2008.

Provision for Income Taxes.  Our effective tax rate was 94% for the three months ended June 30, 2009 and 38% for the three months ended June 30, 2008. The increase in the effective tax rate was due to a change in the method used to calculate the benefit from income taxes.  For the three months ended June 30, 2009, we calculated the benefit from income taxes using a period-to-date approach under SFAS No. 109 as provided under FIN No. 18, Accounting for Income Taxes in Interim Periods.  For the three months ended June 30, 2008, we calculated the benefit from income taxes using a forecasted tax rate for the year ended December 31, 2008 as provided under APB Opinion No. 28, Interim Financial Reporting.

 Comparison of Six Months Ended June 30, 2009 and 2008

Revenues

	Six Months Ended June 30,
			Increase	Percent
	2009	2008	(Decrease)	Change
	(Unaudited)
	($ in thousands)
Revenues:
Online	$34,083	$37,281	$(3,198)	(9	) %
Events	6,126	11,247	(5,121)	(46)
Print	-	2,350	(2,350)	(100)
Total revenues	$40,209	$50,878	$(10,669)	(21	) %

Online.  The decrease in online revenue was primarily attributable to a $3.8 million decrease in revenue from lead generation offerings due primarily to a decrease in white paper and webcast sales volumes.  Additionally, revenue from third party revenue sharing arrangements decreased by $1.0 million in the first half of 2009 as compared to the same period of 2008. The decrease was partially offset by a $1.5 million increase in branding revenue due primarily to an increase in banner sales volume.

Events.  The decrease was attributable in part to a $2.9 million decrease in seminar series and custom event revenue due to a decrease of 45 events produced in the first half of 2009 as compared to the same period of 2008.  The decrease was also attributable to a $2.2 million decrease in revenue from multi-day conferences due to a decrease of 3 conferences produced in the first half of 2009 as compared to the same period of 2008.

Print.  We did not recognize any print revenue in the first half of 2009 because we discontinued publishing both of our print publications, Storage and Information Security magazines, in December 2008.

Cost of Revenues and Gross Profit

	Six Months Ended June 30,
			Increase	Percent
	2009	2008	(Decrease)	Change
	(Unaudited)
	($ in thousands)
Cost of revenues:
Online	$9,656	$10,650	$(994)	(9	) %
Events	2,536	4,750	(2,214)	(47)
Print	-	1,178	(1,178)	(100)
Total cost of revenues	$12,192	$16,578	$(4,386)	(26	) %

Gross profit	$28,017	$34,300	$(6,283)	(18	) %
Gross profit percentage	70%	67%

Cost of Online Revenue.  The decrease in cost of online revenue was primarily attributable to a $1.2 million decrease in member acquisition expenses, primarily related to keyword purchases for 2020software.com. The decrease also reflects a $343,000 decrease in production and hosting costs for online products due to the decreased sales volume of online services in the first half of 2009 as compared to the same period of 2008.   The decrease was partially offset by a $610,000 increase in salaries and benefits.

Cost of Events Revenue.  The decrease in cost of events revenue was attributable in part to an $858,000 decrease in seminar series and custom event costs due to a decrease of 45 events produced in the first half of 2009 compared to the same period of 2008.   The decrease was also attributable to a $590,000 decrease in multi-day conference costs due to a decrease of 3 conferences produced in the second quarter of 2009 compared to the same period of 2008. The decrease also reflects a $589,000 decrease in salaries, benefits and temporary help due to a decrease in headcount in our events organization resulting from the expense reduction program implemented in December 2008.

Cost of Print Revenue.  We did not recognize any cost of print revenue in the first half of 2009 because we discontinued publishing both Storage and Information Security magazines in December 2008.

Gross Profit.  Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. The decrease in gross profit is attributable to a $2.2 million decrease in online gross profit, a $2.9 million decrease in events gross profit, and a $1.2 million decrease in print gross profit. Gross margin for the first half of 2009 was 70% as compared to 67% for the same period of 2008, primarily due to an increase in our online gross margin and having discontinued publishing both Storage and Information Security magazines in December 2008.  Because the majority of our costs are labor-related and therefore fixed in nature, we expect our gross profit to fluctuate from period to period depending on the total revenues for the period as well as the relative contribution of online and events revenue to our total revenues.

Operating Expenses and Other

	Six Months Ended June 30,
			Increase	Percent
	2009	2008	(Decrease)	Change
	(Unaudited)
	($ in thousands)
Operating expenses:
Selling and marketing	$15,539	$17,329	$(1,790)	(10	) %
Product development	4,275	5,652	(1,377)	(24)
General and administrative	7,983	7,254	729	10
Depreciation	1,034	1,305	(271)	(21)
Amortization of intangible assets	2,396	2,812	(416)	(15)
Total operating expenses	$31,227	$34,352	$(3,125)	(9	) %

Interest income (expense), net	$64	$686	$(622)	(91	) %
Provision for (benefit from) income taxes	$(295)	$18	$(313)	*

*           Percentage not meaningful.

Selling and Marketing.  The decrease in selling and marketing expense was attributable in part to a $1.2 million decrease in salaries, commissions, bonuses and benefits due to a decrease in headcount in our sales and marketing organizations resulting from the expense reduction program implemented in December 2008.  The decrease also reflects a $433,000 decrease in travel related costs.

Product Development.  The decrease in product development expense was attributable to a $1.3 million decrease in salaries and benefits due to a decrease in headcount in our product development organization resulting from the expense reduction program implemented in December 2008.

General and Administrative.  The increase in general and administrative expense was attributable in part to a $351,000 increase in stock-based compensation and a $412,000 increase in other employee compensation.  The increase also reflects a $477,000 increase in professional fees.  The increase was partially offset by a $141,000 decrease in corporate functions, a $136,000 decrease in bad debt expense, and a $213,000 decrease in various contracted services.

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

Interest Income (Expense), Net.  The decrease in interest income (expense), net reflects an adjustment to interest income of ($284,000) in the first half of 2009 related to interest income recognized in error in the fourth quarter of 2008, as well as lower interest rates during the first half of 2009 compared to the same period of 2008.

Provision for Income Taxes.  Our effective tax rate was 9% for the six months ended June 30, 2009 and 3% for the six months ended June 30, 2008. The increase in the effective tax rate was due to a change in the method used to calculate the benefit from income taxes.  For the six months ended June 30, 2009, we calculated the benefit from income taxes using a period-to-date approach under SFAS No. 109 as provided under FIN No. 18, Accounting for Income Taxes in Interim Periods.  For the six months ended June 30, 2008, we calculated the benefit from income taxes using a forecasted tax rate for the year ended December 31, 2008 as provided under APB Opinion No. 28, Interim Financial Reporting.

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

	June 30, 2009	December 31, 2008
	(Unaudited)
	($ in thousands)
Cash, cash equivalents and investments	$75,692	$69,568
Accounts receivable, net	$14,116	$17,622

Cash, Cash Equivalents and Investments

Our cash, cash equivalents and investments at June 30, 2009 were held for working capital purposes and were invested primarily in money market accounts and municipal bonds.  We do not enter into investments for trading or speculative purposes.

Accounts Receivable, Net

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our service delivery and billing activity, cash collections, and changes to our allowance for doubtful accounts. We use days' sales outstanding, or DSO, calculated on a monthly basis, as a measurement of the quality and status of our receivables. We define DSO as average accounts receivable divided by total revenue for the applicable period, multiplied by the number of days in the applicable period.  DSO was 61 and 59 days for the three months ended June 30, 2009 and 2008, respectively, and 71 and 61 days for the six months ended June 30, 2009 and 2008, respectively.

Operating Activities

	Six Months Ended June 30,
	2009	2008
	(Unaudited)
	($ in thousands)

Net cash provided by operating activities	$8,981	$4,866
Net cash used in investing activities (1)	$(579)	$(734)
Net cash (used in) provided by financing activities	$(1,488)	$1,583

(1)	Cash used in investing activities shown net of investment activity of $2.4 million and $33.0 million for the six months ended June 30, 2009 and 2008, respectively.

Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, the provision for bad debt, stock-based compensation, deferred income taxes, and the effect of changes in working capital and other activities.  Cash provided by operating activities in the six months ended June 30, 2009 was $9.0 million and consisted of $2.9 million of net loss, $3.4 million of depreciation and amortization, $5.2 million of stock-based compensation, and $3.2 million provided by working capital and other activities.

Cash provided by operating activities in the six months ended June 30, 2008 was $4.9 million and consisted of $616,000 of net income, $4.1 million of depreciation and amortization, and $4.7 million of stock-based compensation; partially offset by $4.5 million used in working capital and other activities.

Investing Activities

Cash used in investing activities primarily consists of purchases of property and equipment and acquisitions of businesses.  Cash used in investing activities in the six months ended June 30, 2009, net of investment activity, was $579,000 for the purchase of property and equipment.  Cash used in investing activities in the six months ended June 30, 2008, net of investment activity, was $734,000 and consisted of $684,000 for the purchase of property and equipment and $50,000 for the purchase of certain website domain names.

Equity Financing Activities

We received proceeds from the exercise of warrants and stock options in the amounts of $12,000 and $2.1 million in the six months ended June 30, 2009 and 2008, respectively.

Term Loan and Credit Facility Borrowings

On August 30, 2006, we entered into a credit agreement with Citizens Bank of Massachusetts, which included a $10.0 million term loan and a $20.0 million revolving credit facility.  As of June 30, 2009, outstanding borrowings under the credit agreements were $1.5 million.

Our revolving credit facility matures on August 30, 2011. Unless earlier payment is required by an event of default, all principal and any unpaid interest will be due and payable on August 30, 2011.  At our option, the revolving credit facility bears interest at either the lender's prime rate less 1.00% or the London Interbank Offered Rate, or LIBOR, plus the applicable LIBOR margin. The applicable LIBOR margin is based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters.  As of June 30, 2009, the applicable LIBOR margin was 1.25%.

We are also required to pay an unused line fee on the daily unused amount of our revolving credit facility at a per annum rate based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters. As of June 30, 2009, unused availability under our revolving credit facility totaled $20 million and the per annum unused line fee rate was 0.20%.

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

Borrowings under our credit agreements are collateralized by an interest in and lien on all of our assets and certain other guarantees and pledges. Our credit agreements contain certain affirmative and negative covenants, which require, among other things, that we meet certain financial ratio covenants and limit certain capital expenditures. At June 30, 2009 we were in violation of one loan covenant under the credit agreement with Citizens Bank. We failed to file timely financial statements with the SEC. We received a waiver from the bank agreeing to waive compliance with such covenant solely for the quarters ending December 31, 2008 and March 31, 2009.  We will be in compliance with such covenant when we file unaudited financial statements with the SEC for the quarter ended June 30, 2009 on a timely basis.

Capital Expenditures

We have made capital expenditures primarily for computer equipment and related software needed to host our websites, internal-use software development costs, as well as for leasehold improvements and other general purposes to support our growth.  Our capital expenditures totaled $579,000 and $684,000 for the six months ended June 30, 2009 and 2008, respectively.  We expect to spend approximately $2.7 million in capital expenditures in the remaining six months of 2009, primarily for leasehold improvements, website development costs, computer equipment and related software, and internal-use software development costs. We are not currently party to any purchase contracts related to future capital expenditures.

Contractual Obligations and Commitments

As of June 30, 2009, our principal commitments consist of obligations under leases for office space and principal and interest payments due under our bank term loan. The offices are leased under noncancelable operating lease agreements that expire through January 2013. The following table sets forth our commitments to settle contractual obligations in cash as of June 30, 2009:

	Payments Due By Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(Unaudited)
	($ in thousands)
Bank term loan payable	$1,500	$1,500	$-	$-	$-
Operating leases (1)	3,582	1,986	1,596	-	-
Total	$5,082	$3,486	$1,596	$-	$-

(1)	Operating lease obligations are net of minimum sublease payments of $450,000 due under a sublease agreement that expires in November 2010.

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

	Payments Due By Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(Unaudited)
	($ in thousands)
Operating lease	$25,909	$-	$6,488	$8,700	$10,721

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

Interest Rate Risk

At June 30, 2009, we had cash, cash equivalents and investments totaling $75.7 million. These amounts were invested primarily in money market accounts and municipal bonds.  The cash, cash equivalents and investments were held for working capital purposes.  We do not enter into investments for trading or speculative purposes.  Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

Our exposure to market risk also relates to the amount of interest expense we must pay under our revolving credit facility.  The advances under this credit facility bear a variable rate of interest determined as a function of the lender's prime rate or LIBOR.  At June 30, 2009, there were no amounts outstanding under our revolving credit facility.

Item 4.  Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2009, and due to the material weaknesses in our internal control over financial reporting described in our accompanying Management's Report on Internal Control over Financial Reporting below, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level. As further discussed below under “Remediation Plans”, management is implementing measures that we believe will address these deficiencies in our controls and procedures.

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

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal controls over financial reporting as of June 30, 2009. In connection with this assessment, we identified the following material weaknesses in internal control over financial reporting as of June 30, 2009. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Because of the material weaknesses described below, management believes that, as of June 30, 2009, our internal control over financial reporting was not effective based on this criteria.

Accounting for Certain Complex Online Service Revenue Transactions. As a result of further review of the Company’s business processes pertaining to its online service revenue offerings and the related application of accounting policies and procedures to these business processes, management identified material weaknesses in internal control over financial reporting related to the misapplication of generally accepted accounting principles on revenue arrangements involving certain online service offerings, as well as our assessment of verifiable objective evidence of fair value for elements included in multiple element advertising campaigns.   This misapplication of generally accepted accounting principles led to the necessary restatement of previously issued financial statements and other financial information.

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

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than those material weaknesses described above.

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

·
Utilize specialized third party consultants to assist us in monitoring and ensuring the propriety of our revenue recognition policies, procedures, and activities on a quarterly basis, beginning with the quarter ended March 31, 2009.

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
·
Utilize specialized third party consultants to assist us in monitoring and ensuring the propriety of our revenue recognition policies, procedures, and activities on a quarterly basis, beginning with the quarter ended March 31, 2009.

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

·
Utilize specialized third party consultants to assist us in monitoring and ensuring the propriety of our revenue recognition policies, procedures, and activities on a quarterly basis, beginning with the quarter ended March 31, 2009.

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

The primary source of our revenues is the sale of advertising to our customers. Our advertising revenues accounted for approximately 98% of our total revenues for the six month period ended June 30, 2009. We believe that advertising spending on the Internet, as in traditional media, fluctuates significantly as a result of a variety of factors, many of which are outside of our control. These factors include:

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

We compete for potential advertisers with a number of different types of offerings and companies, including: broad-based media outlets, such as television, newspapers and business periodicals that are designed to reach a wide audience; general purpose portals and search engines; and offline and online offerings of media companies that produce content specifically for IT professionals, including International Data Group, United Business Media and Ziff Davis Enterprise. Advertisers may choose our competitors over us not only because they prefer our competitors’ online and events offerings to ours, but also because advertisers prefer to utilize other forms of advertising offered by our competitors that are not offered by us. Although less than 5% of our revenues for the six-month period ended June 30, 2009 were derived from advertisers located outside of North America, as we continue to expand internationally, as we did in 2008 by operating our own websites in the United Kingdom and in 2009 in India, we expect to compete with many of the competitors mentioned above, as well as with established media companies based in particular countries or geographical regions. Many of these foreign-based media companies will be larger than we are and will have established relationships with local advertisers. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. As a result, we could lose market share to our competitors in one or more of our businesses and our revenues could decline.

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

We collect information from our users who register on our websites or for services, or respond to surveys. Subject to each user’s permission (or right to decline, which we refer to as an ‘‘opt-out’’), we may use this information to inform our users of services that have indicated may be of interest to them. We may also share this information with our advertising clients for registered members who have elected to receive additional promotional materials and have granted us permission to share their information with third parties. The U.S. federal and various state governments have adopted or proposed limitations on the collection, distribution and use of personal information of Internet users. Several foreign jurisdictions, including the European Union, the United Kingdom and Canada, have adopted legislation (including directives or regulations) that may increase the requirements for collecting, or limit our collection and use of, information from Internet users in these jurisdictions. In addition, growing public concern about privacy, data security and the collection, distribution and use of personal information has led to self-regulation of these practices by the Internet advertising and direct marketing industry, and to increased federal and state regulation. Because many of the proposed laws or regulations are in their early stages, we cannot yet determine the impact these regulations may have on our business over time. Although, to date, our efforts to comply with applicable federal and state laws and regulations have not hurt our business, additional, more burdensome laws or regulations, including consumer privacy and data security laws, could be enacted or applied to us or our customers. Such laws or regulations could impair our ability to collect user information that helps us to provide more targeted advertising to our users, thereby impairing our ability to maintain and grow our audience and maximize advertising revenue from our advertising clients. Additionally, the US Federal Trade Commission (the “FTC”) and many state attorneys general are applying federal and state consumer protection laws to require that the online collection, use and dissemination of data, and the presentation of Web site content, comply with certain standards for notice, choice, security and access.  Courts may also adopt these developing standards.  In many cases, the specific limitations imposed by these standards are subject to interpretation by courts and other governmental authorities.  In addition, on December 20, 2007, the FTC published for public comment proposed principles to address consumer privacy issues that may arise from so-called “behavioral targeting” (i.e. the tracking of a user’s online activities in order to deliver advertising tailored to his or her interests) and to encourage industry self-regulation. On February 12, 2009, following public comment, the FTC released a Staff Report with its revised principles for self-regulation of behavioral targeting. Although the FTC currently appears to be less concerned with “first-party” behavioral and contextual advertising than other types of behavioral targeting that include the storage of more, and potentially sensitive, data or that collects information outside of the “traditional Web site context” (such as through a mobile device or by an ISP), the FTC has stated that it will continue to evaluate self-regulatory programs. In the event of additional legislation in this area, our ability to effectively target our users may be limited. We believe that we are in compliance with the consumer protection standards that apply to us, but a determination by a state or federal agency or court that any of our practices do not meet these standards could create liability to us, result in adverse publicity and affect negatively our businesses.  New interpretations of these standards could also require us to incur additional costs and restrict our business operations.  In addition, several foreign governmental bodies, including the European Union, the United Kingdom and Canada have regulations dealing with the collection and use of personal information obtained from their citizens, some of which we may be subject to as a result of the expansion of our business internationally. We believe that we are in compliance with the regulations that apply to us, however, such laws may be modified and new laws may be enacted in the future. Any such developments (or developments stemming from enactment or modification of other laws) or the failure to anticipate accurately the application or interpretation of these laws could create liability to us, result in adverse publicity and affect negatively our businesses.

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

Ensuring that we have adequate disclosure controls and procedures, including internal financial and accounting controls and procedures, in place to help ensure that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. On an ongoing basis, both we and our independent auditors will be documenting and testing our internal controls and procedures in connection with the requirements of Section 404 of the Sarbanes-Oxley Act and, as part of that documentation and testing, identifying areas for further attention and improvement. Implementing any appropriate changes to our internal controls may entail substantial costs in order to modify our existing accounting systems, take a significant period of time to complete and distract our officers, directors and employees from the operation of our business. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements may seriously affect our stock price. Due to the internal financial and accounting controls and procedures deficiencies detailed elsewhere herein, we have also concluded that our disclosure controls and procedures are inadequate. Also, as detailed elsewhere herein, we have undertaken remediation efforts to address the deficiencies in our internal financial and accounting controls and procedures and expect that as a result of implementing those remedial steps that our disclosure controls will be adequate.

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

In the course of our operating history, we have acquired assets and businesses. Some of our acquisitions have resulted in the recording of a significant amount of goodwill and/or intangible assets on our financial statements. We had approximately $104 million of goodwill and net intangible assets as of June 30, 2009. The goodwill and/or intangible assets were recorded because the fair value of the net tangible assets acquired was less than the purchase price. We may not realize the full value of the goodwill and/or intangible assets. As such, we evaluate goodwill and other intangible assets with indefinite useful lives for impairment on an annual basis or more frequently if events or circumstances suggest that the asset may be impaired. We evaluate other intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. If goodwill or other intangible assets are determined to be impaired, we will write off the unrecoverable portion as a charge to our earnings. If we acquire new assets and businesses in the future, as we intend to do, we may record additional goodwill and/or intangible assets. The possible write-off of the goodwill and/or intangible assets could negatively impact our future earnings and, as a result, the market price of our common stock could decline.

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

We are also currently not in compliance with the filing requirements under Nasdaq Marketplace Rule 4310(c)(14) due to our failure to timely file periodic reports with the Securities and Exchange Commission.  Based on our correspondence with Nasdaq, we understand that we will not be delisted from the Nasdaq Global Market as long as we regain compliance with these filing requirements on or prior to September 28, 2009.  We expect that upon filing this Quarterly Report on Form 10-Q, we will regain compliance with these filing requirements.  However, if we are unable to regain compliance with these filing requirements, or if Nasdaq otherwise determines to delist us from the Nasdaq Global Market, then trading in our common stock could become more volatile and the volume of trading could decline substantially.

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

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. A large portion of our outstanding shares of common stock are held by our officers, directors and affiliates. Two of our affiliates are venture capital funds, which are typically structured to have a finite life. As these venture capital funds approach or pass the life of the fund, their decision to sell or hold our stock may be based not only on the underlying investment merits of our stock, but also on the requirements of their internal fund structure. Our directors, executive officers and affiliates beneficially own approximately 29 million shares of our common stock, which represents 69% of our shares outstanding as of June 30, 2009.  If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline substantially.

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