Form 10-Q
period 2009-09-30
TechTarget Inc
filed 2010-02-08
CIK 1293282

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 1-33472

TECHTARGET, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3483216 (I.R.S. Employer Identification No.)
117 Kendrick Street, Suite 800 Needham, Massachusetts 02494 (Address of principal executive offices) (zip code)
(781) 657-1000 (Registrant's telephone number, including area code)

(Former name, former address and formal fiscal year, if changed since last report): Not applicable

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The registrant had 42,039,208 shares of Common Stock, $0.001 par value per share, outstanding as of September 30, 2009.

 EXPLANATORY NOTE

        On November 9, 2009, TechTarget, Inc. filed a Form 8-K disclosing that it was delaying the filing of its Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009. The Company further disclosed that it had identified an improper accounting practice relating to certain customer credits that were improperly eliminated as liabilities on the Company's balance sheet. As a result, the Audit Committee of the Company's Board of Directors conducted an investigation into this matter with the assistance of counsel and forensic accounting experts. The Audit Committee has now completed its investigation and the Company is, this day, filing this Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009. Consistent with the Company's November 9, 2009 press release, the Audit Committee concluded that the improper conduct associated with the accounting practice was limited to a single individual who was promptly terminated from his position upon discovery of the practice. The Audit Committee's investigation found no other improper conduct in connection with any other accounting practice. To correct the improper accounting related to the customer credits, the Company has recorded a net adjustment for the quarter ended September 30, 2009.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

TECHTARGET, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,884	$24,130
Short-term investments	47,519	42,863
Accounts receivable, net of allowance for doubtful accounts of $482 and $642 as of September 30, 2009 (unaudited) and December 31, 2008, respectively	15,623	17,622
Prepaid expenses and other current assets	4,604	6,251
Deferred tax assets	2,979	2,959

Total current assets	92,609	93,825
Property and equipment, net	3,502	3,904
Long-term investments	9,247	2,575
Goodwill	88,957	88,958
Intangible assets, net of accumulated amortization	13,680	17,242
Deferred tax assets	4,346	3,369
Other assets	93	139

Total assets	$212,434	$210,012

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of bank term loan payable	$750	$3,000
Accounts payable	3,322	3,404
Income taxes payable	59	—
Accrued expenses and other current liabilities	1,850	2,908
Accrued compensation expenses	638	702
Deferred revenue	9,273	8,749

Total current liabilities	15,892	18,763
Long-term liabilities:
Other liabilities	527	312

Total liabilities	16,419	19,075
Commitments (Note 10)	—	—
Stockholders' equity:
Preferred stock, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 42,039,208 and 41,616,963 shares issued and outstanding at September 30, 2009 (unaudited) and December 31, 2008, respectively	42	42
Additional paid-in capital	230,850	221,597
Warrants	2	2
Accumulated other comprehensive loss	37	(77)
Accumulated deficit	(34,916)	(30,627)

Total stockholders' equity	196,015	190,937

Total liabilities and stockholders' equity	$212,434	$210,012

See accompanying notes.

TECHTARGET, INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)
Revenues:
Online	$18,191	$20,420	$52,274	$57,701
Events	4,865	5,496	10,991	16,743
Print	—	1,080	—	3,430

Total revenues	23,056	26,996	63,265	77,874
Cost of revenues:
Online(1)	4,789	5,462	14,445	16,113
Events(1)	1,741	2,328	4,277	7,078
Print	—	580	—	1,758

Total cost of revenues	6,530	8,370	18,722	24,949
Gross profit	16,526	18,626	44,543	52,925
Operating expenses:
Selling and marketing(1)	8,644	8,161	24,183	25,490
Product development(1)	2,276	2,788	6,551	8,440
General and administrative(1)	5,486	3,662	13,469	10,915
Depreciation	510	579	1,544	1,884
Amortization of intangible assets	1,166	1,259	3,562	4,071

Total operating expenses	18,082	16,449	49,309	50,800
Operating income (loss)	(1,556)	2,177	(4,766)	2,125
Interest income (expense), net	130	248	194	934

Income (loss) before provision for income taxes	(1,426)	2,425	(4,572)	3,059
Provision for (benefit from) income taxes	12	1,718	(283)	1,736

Net income (loss)	$(1,438)	$707	$(4,289)	$1,323

Net income (loss) per common share:
Basic	$(0.03)	$0.02	$(0.10)	$0.03

Diluted	$(0.03)	$0.02	$(0.10)	$0.03

Weighted average common shares outstanding:
Basic	41,811,821	41,533,020	41,775,152	41,355,812

Diluted	41,811,821	43,116,678	41,775,152	43,393,429

(1) Amounts include stock-based compensation expense as follows:
Cost of online revenue	$ 95	$ 265	$ 407	$ 406
Cost of events revenue	64	53	117	100
Selling and marketing	1,479	1,057	4,285	3,796
Product development	89	140	352	420
General and administrative	2,521	648	4,331	2,107

See accompanying notes.

TECHTARGET, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2009	2008
	(Unaudited)
Operating Activities:
Net income (loss)	$(4,289)	$1,323
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,106	5,955
Provision for bad debt	105	378
Amortization of investment premiums	1,247	—
Stock-based compensation expense	9,492	6,829
Non-cash interest expense	7	5
Deferred tax benefit	(1,013)	1,326
Excess tax benefit—stock options	—	(1,015)
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	1,901	(2,709)
Prepaid expenses and other current assets	1,285	(5,293)
Other assets	39	18
Accounts payable	(79)	(125)
Income taxes payable	59	(1,330)
Accrued expenses and other current liabilities	(1,058)	(366)
Accrued compensation expenses	(65)	(1,674)
Deferred revenue	525	2,528
Other liabilities	283	(84)

Net cash provided by operating activities	13,545	5,766
Investing activities:
Purchases of property and equipment, and other assets	(1,141)	(1,527)
Purchases of short-term investments	(20,899)	(50,407)
Purchases of long-term investments	(18,676)	(7,885)
Proceeds from sales and maturities of short-term investments	27,050	80,618
Proceeds from sales and maturities of long-term investments	—	41
Acquisition of assets	—	(50)

Net cash provided by (used in) investing activities	(13,666)	20,790
Financing activities:
Payments on bank term loan payable	(2,250)	(2,250)
Excess tax benefit—stock options	—	1,015
Proceeds from exercise of warrants and stock options	125	2,198

Net cash provided by (used in) financing activities	(2,125)	963
Net increase (decrease) in cash and cash equivalents	(2,246)	27,519
Cash and cash equivalents at beginning of period	24,130	10,693

Cash and cash equivalents at end of period	$21,884	$38,212

Supplemental disclosure of cash flow information:
Cash paid for interest	$102	$258

Cash paid (refunded) for taxes	$(959)	$4,484

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

        The Company's integrated content platform consists of a network of more than 60 websites that are complemented with targeted in-person events and specialized IT magazines. The Company discontinued publishing its specialized IT magazines in December 2008. During the critical stages of the purchase decision process, these content offerings meet IT professionals' needs for expert, peer and IT vendor information, and provide a platform on which IT vendors can launch targeted marketing campaigns that generate measurable, high return on investment (ROI). As IT professionals have become increasingly specialized, they have come to rely on our sector-specific websites for purchasing decision support. The Company's content enables IT professionals to navigate the complex and rapidly changing IT landscape where purchasing decisions can have significant financial and operational consequences. Based upon the logical clustering of users' respective job responsibilities and the marketing focus of the products that the Company's customers are advertising, content offerings are currently categorized across ten distinct media groups: Application Development; Channel; CIO/IT Strategy; Data Center and Virtualization Technologies; Enterprise Applications; Networking; Security; Storage; TechnologyGuide.com; and Vertical Software.

        On November 9, 2009, the Company filed a Form 8-K disclosing that it was delaying the filing of its Quarterly Report on Form 10-Q for the third quarter of 2009. The Company further disclosed that it had identified an improper accounting practice relating to certain customer credits that were improperly eliminated as liabilities on the Company's balance sheet. As a result, the Company's Audit Committee conducted an investigation into this matter. The Audit Committee has completed its investigation and the Company has concluded that there were certain errors in its previously reported financial statements. In addition to the customer credit matter mentioned above, the Company disclosed in its Quarterly Report on Form 10-Q for the first quarter of 2009 that it corrected in the first quarter of 2009 an error in the amount of $284 related to interest income which should have been recorded in the fourth quarter of 2008. Whereas the error was previously corrected in Q1 2009, the $284 adjustment is not included in the adjustments described below.

        To correct the customer credit errors, the Company recorded a net adjustment which increased accounts payable by $967 and decreased income before provision for income taxes by $967 during the quarter ended September 30, 2009. The aggregate net adjustment accumulated over several years and includes $57 from 2004 to 2006, $362 from 2007, $561 from 2008 and ($13) from the nine months ended September 30, 2009.

        The Company corrected an error totaling $1.1 million during the third quarter of 2009 related to stock-based compensation expense that should have been recorded in the first and second quarters of 2009. The additional stock-based compensation expense relates to 1,925,000 restricted stock awards granted during the first quarter of 2009. The vesting for the restricted stock awards is contingent upon the Company achieving an annual financial performance goal. The stock-based compensation expense related to the restricted stock awards was initially recognized on a straight-line basis over the vesting period but should have been recognized using the accelerated attribution method.

        The Company assessed the materiality of these errors, both quantitatively and qualitatively, and concluded that the adjustments are not material to the prior annual financial statements or to the

TECHTARGET, INC.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

1. Organization and Operations (Continued)

interim financial statements for 2009. As a result, the Company recorded the correction of the errors in the quarter ended September 30, 2009.

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

  Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown, are of a normal recurring nature and have been reflected in the consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of results to be expected for any other interim periods or for the full year. The information included in these consolidated financial statements should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in this report and the consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2008. The Company has evaluated subsequent events through the date of this filing.

  Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Revenue Recognition

        The Company generates substantially all of its revenue from the sale of targeted advertising campaigns that are delivered via its network of websites, events and print publications. The Company

TECHTARGET, INC.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

discontinued publishing print magazines in December 2008. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

        Although each of the Company's online media offerings can be sold separately, most of the Company's online media sales involve multiple online offerings. Because objective evidence of fair value does not exist for all elements in the Company's bundled advertising campaigns, no allocation can be made among the various elements, and the Company recognizes revenue on all items ratably over the term of the arrangement.

        Event Sponsorships.    Sponsorship revenue from events is recognized upon completion of the event in the period the event occurs. The majority of the Company's events are free to qualified attendees, however certain events are based on a paid attendee model. The Company recognizes revenue for paid attendee events upon completion of the event and receipt of payment from the attendee. Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue.

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

  •
  Webcasts, Podcasts and Videocasts.  Webcast, podcast and videocast revenue is recognized ratably over the period in which the webcast, podcast or videocast is available on the Company's websites.

  •
  Software Package Comparisons.  Software package comparison revenue is recognized ratably over the period in which the software information is available on the Company's websites.

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

  •
  Third Party Revenue Sharing Arrangements.  Revenue from third party revenue sharing arrangements is recognized on a net basis in the period in which the services are performed.

        The Company offers customers the ability to purchase integrated ROI program offerings, which can include any of its online media offerings packaged together to address the particular customer's specific advertising requirements. As part of these offerings, the Company will guarantee a minimum

TECHTARGET, INC.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

number of qualified sales leads to be delivered over the course of the advertising campaign. Scheduled end dates of advertising campaigns are sometimes extended to satisfy lead guarantees or fulfill all elements of the advertising campaign based on delayed receipt of advertising media collateral from the customer. The Company estimates the revenue reserve necessary to properly defer revenue recognition for extended advertising campaigns. These estimates are based on the Company's experience in managing and fulfilling these integrated ROI program offerings. Historically, shortfalls in fulfilling lead guarantees before the scheduled completion date of an advertising campaign are satisfied within an average of 44 days of such scheduled completion date. These integrated ROI program offerings represented approximately 51% and 44% of online revenues, and 40% and 33% of total revenues for the three months ended September 30, 2009 and 2008, respectively, and approximately 47% and 41% of online revenues, and 39% and 30% of total revenues for the nine months ended September 30, 2009 and 2008, respectively.

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

        Goodwill and indefinite-lived intangible assets are not amortized, but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life are amortized over their estimated useful lives, which range from one to nine years, using methods of amortization that are expected to reflect the estimated pattern of economic use, and are reviewed for impairment when events or changes in circumstances suggest that the assets may not be recoverable. The Company performs its annual test of impairment of goodwill on December 31st of each year, and whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. Based on this evaluation, the Company believes that, as of each of the balance sheet dates presented, none of the Company's goodwill or other long-lived assets were impaired.

  Internal Use Software and Website Development Costs

        The Company capitalizes costs incurred during the development of its website applications and infrastructure as well as certain costs relating to internal use software. The estimated useful life of costs capitalized is evaluated for each specific project. Capitalized internal use software and website development costs are reviewed for recoverability whenever events or changes in circumstances indicate

TECHTARGET, INC.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

that the carrying amount of the asset may not be recoverable. An impairment loss shall be recognized only if the carrying amount of the asset is not recoverable and exceeds its fair value. The Company capitalized internal-use software and website development costs of $503 and $320 for the three months ended September 30, 2009 and 2008, respectively, and $844 and $342 for the nine months ended September 30, 2009 and 2008, respectively.

  Income Taxes

        The Company's deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. If required, a valuation allowance is established against net deferred tax assets if, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company recognizes any interest and penalties related to unrecognized tax benefits in income tax expense.

  Stock-Based Compensation

        At September 30, 2009, the Company had two stock-based employee compensation plans which are more fully described in Note 12. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized in the statement of operations using the straight line method over the vesting period of the award or using the accelerated method if the award is contingent upon performance goals. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards.

  Net Income (Loss) Per Share

        Basic earnings per share is computed based on the weighted average number of common shares and vested restricted stock awards outstanding during the period. Because the holders of unvested restricted stock awards do not have nonforfeitable rights to dividends or dividend equivalents, the Company does not consider these awards to be participating securities that should be included in its computation of earnings per share under the two-class method. Diluted earnings per share is computed using the weighted average number of common shares and vested restricted stock awards outstanding during the period, plus the dilutive effect of potential future issuances of common stock relating to stock option programs and other potentially dilutive securities using the treasury stock method. In calculating diluted earnings per share, the dilutive effect of stock options is computed using the average market price for the respective period. In addition, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense and assumed tax benefit of stock options that are in-the-money. This results in the "assumed" buyback of additional shares, thereby reducing the dilutive impact of stock options.

  Recent Accounting Pronouncements

        Effective January 1, 2009, the Company adopted SFAS No. 141 (revised 2007), Business Combinations (SFAS 141(R)) which was primarily codified into FASB Accounting Standards Codification (ASC) 805, Business Combinations (ASC 805). Under current guidance, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs

TECHTARGET, INC.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. The current guidance is effective on a prospective basis for all business combinations for which the acquisition date is on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired contingencies. With the adoption of the current guidance, any tax related adjustments associated with acquisitions that closed prior to January 1, 2009 will be recorded through income tax expense, whereas the previous accounting treatment would require any adjustment to be recognized through goodwill. The adoption of the current guidance had no impact on the Company's consolidated financial statements as of, and for the three and nine months ended September 30, 2009.

        Effective January 1, 2009, the Company implemented Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB No. 51 (SFAS 160) which was primarily codified into FASB ASC 810—Consolidation (ASC 810). This standard changed the accounting for and reporting of noncontrolling interest (previously called minority interest) in the consolidated financial statements. The adoption on January 1, 2009 did not have a material effect on the Company's consolidated financial position or results of operations.

        Effective January 1, 2009, the Company adopted FASB Staff Position (FSP) No. 142-3, Determination of the Useful Life of Intangible Assets (FSP No. 142-3) which was primarily codified into FASB ASC 350, Intangibles—Goodwill and Other (ASC 350). The current guidance amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The current guidance also requires enhanced disclosures when an intangible asset's expected future cash flows are affected by an entity's intent and/or ability to renew or extend the arrangement. The adoption did not have a material impact on the Company's consolidated results of operations or financial condition as of, and for the three and nine months ended September 30, 2009.

        Effective April 1, 2009, the Company adopted SFAS No. 165, Subsequent Events (SFAS 165) which was primarily codified into FASB ASC 855—Subsequent Events (ASC 855). The current guidance is intended to establish general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Company has evaluated subsequent events through the date of this filing.

        Effective April 1, 2009, the Company adopted FSP No. 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-2 and 124-2) which was primarily codified into FASB ASC 320—Investments—Debt and Equity Securities (ASC 320). The current guidance provides new guidance on the recognition and presentation of an other-than-temporary impairments, as well as extends certain annual disclosure requirements to interim periods. The adoption did not have a material impact on the Company's financial position or results of operations.

        Effective September 30, 2009, the Company adopted SFAS No. 168, The FASB Accounting Standards Codification (Codification) and the Hierarchy of Generally Accepted Accounting Principles—a replacement of Financial Statement No. 162 (SFAS 168) which was primarily codified into FASB ASC 105—Generally Accepted Accounting Principles. Current guidance establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to

TECHTARGET, INC.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. All other accounting literature not included in the Codification is non-authoritive. The adoption did not have a material impact on the Company's consolidated results of operations or financial condition for all periods presented.

        In September 2009, the FASB ratified Accounting Standards Update (ASU) 2009-13 (ASU 2009-13) (previously Emerging Issues Task Force (EITF) Issue No. 08-1, Revenue Arrangements with Multiple Deliverables (EITF 08-1)), which updates the existing multiple-element revenue arrangements guidance currently included in Accounting Standards Codification 605-25. ASU 2009-13 will require companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. ASU 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption will be permitted. The Company is currently evaluating the potential impact of the adoption of ASU 2009-13 on its consolidated results of operations and financial condition and the Company's planned date of adoption.

3. Fair Value Measurements

        The Company measures certain financial assets at fair value on a recurring basis, including cash equivalents, short-term investments, and equity investments. The fair value of these financial assets was determined based on three levels of input as follows:

  •
  Level 1.  Quoted prices in active markets for identical assets and liabilities;

  •
  Level 2.  Observable inputs other than quoted prices in active markets; and

  •
  Level 3.  Unobservable inputs.

        The fair value hierarchy of the Company's financial assets and liabilities carried at fair value and measured on a recurring basis is as follows as of September 30, 2009:

		Fair Value Measurements at Reporting Date Using
	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Unaudited)
Money market funds(1)	$11,155	$11,155	$—	$—
Short-term investments	47,519	—	47,519	—
Long-term investments	9,247	—	9,247	—
Interest rate swap(2)	7	—	7	—

Total	$67,928	$11,155	$56,773	$—

(1)
Included in cash equivalents on the accompanying consolidated balance sheet.

(2)
Included in other liabilities on the accompanying consolidated balance sheet.

TECHTARGET, INC.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

4. Acquisitions

        On November 19, 2008, the Company acquired substantially all of the assets of The Brian Madden Company LLC (BMC), for $1,315 in cash, of which $1,184 was paid on November 19, 2008 and the remaining balance of $131 was paid on September 11, 2009. BMC operated a website (BrianMadden.com) and an event addressing the topics of desktop virtualization, terminal services, and application virtualization. The acquisition provides the Company with an opportunity for growth within segments and in other markets in which it currently does not have a presence, primarily desktop and application virtualization.

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

        The Company engaged a third party valuation specialist to assist management in determining the fair value of the acquired assets of BMC. To value the customer relationship asset, an income approach was used, specifically a variation of the discounted cash-flow method. The projected net cash flows for BMC were tax affected using an effective rate of 41% and then discounted using a discount rate of 25% to calculate the value of the customer relationship asset. Additionally, the present value of the sum of projected tax benefits was added to arrive at the total fair value of the customer relationship asset. To value the non-compete agreement a comparative business valuation method was used. Based on a non-compete term of 36 months, management projected net cash flows for the Company with and without the non-compete agreement in place. The present value of the sum of the difference between the net cash flows with and without the non-compete agreement in place was calculated, based on a discount rate of 25%. To value the trade name intangible asset a relief from royalty method was used to estimate the pre-tax royalty savings to the Company related to the BMC trade names. The projected net cash flows from the pre-tax royalty savings were tax affected using an effective rate of 41% and then discounted using a discount rate of 25% to calculate the value of the trade name intangible asset.

5. Restructuring Charge

        In December 2008 the Company implemented an expense reduction program that included (i) a reduction in workforce, (ii) a reduction in certain office leases, (iii) the elimination of its two print publications, and (iv) a continuation of strict controls on discretionary spending. The Company has implemented the cost reductions to lower its current and future operating expenses in order to align its costs with the current business conditions with the goal of maintaining its profitability and investing as appropriate to gain market share. The Company's restructuring charge was comprised principally of employee severance and associated termination costs, costs associated with a reduction in certain office

TECHTARGET, INC.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

5. Restructuring Charge (Continued)

leases, contract termination costs in connection with the elimination of its two print publications and write-offs of leasehold improvements associated with the exit of facilities.

        The Company's restructuring charge recorded in 2008 was comprised of the following;

Restructuring Charge
Employee severance pay and related costs	$886
Non-cancelable lease, contract termination, and other charges	559
Write-off of tenant improvements, furniture, and fixed assets	49

Restructuring charge	$1,494

        The activity in the Company's restructuring accrual for the nine months ended September 30, 2009 is as follows:

Restructuring Charge
Balance as of December 31, 2008	$1,114
Cash paid related to employee severance and other costs	(980)

Balance as of September 30, 2009 (unaudited)	$134

        The Company's restructuring accrual balance of $134 and $1,114 was included in the consolidated balance sheets in accrued expenses and other liabilities as of September 30, 2009 and December 31, 2008, respectively.

6. Cash, Cash Equivalents and Investments

        Cash and cash equivalents consist of highly liquid investments with maturities of three months or less at date of purchase. Cash equivalents are carried at cost, which approximates their fair market value. Cash and cash equivalents consisted of the following:

	September 30, 2009	December 31, 2008
	(Unaudited)
Cash	$10,729	$9,850
Money market funds	11,155	14,280

Total cash and cash equivalents	$21,884	$24,130

        The Company's short and long-term investments are accounted for as available for sale securities. These investments are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders' equity, net of tax. The unrealized gain, net of taxes, was $41 and $10 as of September 30, 2009 and December 31, 2008, respectively. Realized gains and losses on the sale of these investments are determined using the specific identification method. Realized gains totaled $17 in the nine months ended September 30,

TECHTARGET, INC.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

6. Cash, Cash Equivalents and Investments (Continued)

2009. There were no realized gains or losses in the three months ended September 30, 2009 and in the three and nine months ended September 30, 2008.

        Short and long-term investments consisted of the following:

	September 30, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Unaudited)
Short and long-term investments:
Municipal bonds	$56,697	$72	$(3)	$56,766

Total short and long-term investments	$56,697	$72	$(3)	$56,766

	December 31, 2008
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short and long-term investments:
Municipal bonds	$45,419	$22	$(3)	$45,438

Total short and long-term investments	$45,419	$22	$(3)	$45,438

        The Company had six debt securities in an unrealized loss position at September 30, 2009. All of these securities have been in such a position for less than 12 months. The unrealized loss on those securities was $3 and the fair value was $9,274. As of September 30, 2009, the Company does not consider these investments to be other-than temporarily impaired.

        Municipal bonds have contractual maturity dates within eighteen months. All income generated from these investments is recorded as interest income.

7. Intangible Assets

        Intangible assets subject to amortization as of September 30, 2009 and December 31, 2008 consist of the following:

		As of September 30, 2009
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
		(Unaudited)
Customer, affiliate and advertiser relationships	1 - 9	$11,509	$(5,140)	$6,369
Developed websites, technology and patents	3 - 6	5,400	(2,175)	3,225
Trademark, trade name and domain name	1 - 7	2,179	(1,184)	995
Proprietary user information database and Internet traffic	3 - 5	4,750	(1,997)	2,753
Non-compete agreements	1 - 3	1,323	(985)	338

Total intangible assets		$25,161	$(11,481)	$13,680

TECHTARGET, INC.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

7. Intangible Assets (Continued)

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

        Intangible assets are amortized over their estimated useful lives, which range from one to nine years, using methods of amortization that are expected to reflect the estimated pattern of economic use. The remaining amortization expense will be recognized over a weighted-average period of approximately 2.6 years. Amortization expense was $1,166 and $1,259 for the three months ended September 30, 2009 and 2008 respectively, and $3,562 and $4,071 for the nine months ended September 30, 2009 and 2008, respectively.

        The Company expects amortization expense of intangible assets to be as follows:

Years Ending December 31:	Amortization Expense
2009 (October 1st - December 31st)	$1,152
2010	4,202
2011	3,222
2012	2,462
2013	1,010
Thereafter	1,632

$13,680

TECHTARGET, INC.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

8. Net Income (Loss) Per Common Share

        A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per common share is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)
Numerator:
Net income (loss)	$(1,438)	$707	$(4,289)	$1,323

Denominator:
Basic:
Weighted average shares of common stock outstanding	41,811,821	41,533,020	41,775,152	41,355,812

Diluted:
Weighted average shares of common stock outstanding	41,811,821	41,533,020	41,775,152	41,355,812
Effect of potentially dilutive shares(1)	—	1,583,658	—	2,037,617

Total weighted average shares of common stock outstanding	41,811,821	43,116,678	41,775,152	43,393,429

Net Loss Per Common Share:
Basic net income (loss) per common share	$(0.03)	$0.02	$(0.10)	$0.03

Diluted net income (loss) per common share	$(0.03)	$0.02	$(0.10)	$0.03

(1)
In calculating diluted earnings per share, shares related to outstanding stock options, unvested restricted stock awards and warrants were excluded for the three and nine months ended September 30, 2009 because they were anti-dilutive.

9. Bank Term Loan Payable

        In August 2006, the Company entered into a credit agreement (the "Credit Agreement") with a commercial bank, which included a $10.0 million term loan (the "Term Loan") and a $20.0 million revolving credit facility (the "Revolving Credit Facility"). The Credit Agreement was amended in August 2007 and again in December 2008.

        The Revolving Credit Facility matures on August 30, 2011. Unless earlier payment is required by an event of default, all principal and unpaid interest will be due and payable on August 30, 2011. At the Company's option, the Revolving Credit Facility bears interest at either the Prime Rate less 1.00% or the LIBOR rate plus the applicable LIBOR margin. The applicable LIBOR margin is based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters. As of September 30, 2009, the applicable LIBOR margin was 1.25%.

TECHTARGET, INC.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

9. Bank Term Loan Payable (Continued)

        The Company is also required to pay an unused line fee on the daily unused amount of its Revolving Credit Facility at a per annum rate based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters. As of September 30, 2009, unused availability under the Revolving Credit Facility totaled $20.0 million and the per annum unused line fee rate was 0.20%.

        The Term Loan requires 39 consecutive monthly principal payments of $250, plus interest, beginning on September 30, 2006 through December 30, 2009. As of September 30, 2009, the outstanding balance due under the Term Loan was $750. There was no accrued interest on the Term Loan at September 30, 2009. The Company paid off the remaining balance of this Term Loan in December 2009.

        In September 2006, the Company entered into an interest rate swap agreement with a commercial bank to mitigate the interest rate fluctuations on the Term Loan. With this interest rate swap agreement in place, the Company has fixed the annual interest rate at 6.98% for the Term Loan. The interest rate swap agreement terminated in December 2009. The interest rate swap agreement is deemed to be a cash flow hedge and qualifies for special accounting using the shortcut method. Accordingly, changes in the fair value of the interest rate swap agreement are recorded in "accumulated other comprehensive income (loss)" on the consolidated statements of redeemable convertible preferred stock and stockholders' equity (deficit). The fair value of the cash flow hedge was $7 and $77 as of September 30, 2009 and December 31, 2008, respectively, and is recorded in other liabilities.

        Borrowings under the Credit Agreement are collateralized by a security interest in substantially all assets of the Company. Covenants governing the Credit Agreement require the maintenance of certain financial ratios. At September 30, 2009 the Company was in compliance with all financial covenants under the Credit Agreement. The Company was in violation of one loan covenant under the credit agreement with Citizens Bank. The Company received a waiver from the bank agreeing to extend delivery date of September 30, 2009 financial statements to February 26, 2010.

10. Commitments and Contingencies

  Operating Leases

        The Company conducts its operations in leased office facilities under various noncancelable operating lease agreements that expire through March 2020. In August 2009 the Company entered into an agreement to lease approximately 87,875 square feet of office space in Newton, Massachusetts. The lease is expected to commence in February 2010 and has a term of 10 years. The Company is receiving certain rent concessions over the life of the lease. Future minimum lease payments under the

TECHTARGET, INC.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

10. Commitments and Contingencies (Continued)

Company's noncancelable operating leases at September 30, 2009, net of minimum sublease rental payments of $369 are as follows:

Years Ending December 31:	Minimum Lease Payments
(Unaudited)
2009 (October 1st - December 31st)	$702
2010	902
2011	2,863
2012	3,423
2013	2,863
Thereafter	18,014

$28,767

  Litigation

        From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At September 30, 2009 and December 31, 2008, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

11. Comprehensive Income (Loss)

        Comprehensive income (loss) includes all changes in equity during a period, except those resulting from investments by stockholders and distributions to stockholders. For the three and nine months ended September 30, 2009 and 2008 the Company's comprehensive income (loss) is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)
Net income (loss)	$(1,438)	$707	$(4,289)	$1,323
Other comprehensive income (loss):
Change in fair value of cash flow hedge (net of tax effect of $0 for all period)	16	36	70	47
Unrealized gain (loss) on investments (net of tax effect of $26, $0, $(19) and $0, respectively)	(40)	(74)	31	(74)
Unrealized gain (loss) on foreign currency exchange (net of tax effect of $0 for all period)	(6)	—	12	—

Total other comprehensive income (loss)	$(1,468)	$669	$(4,176)	$1,296

TECHTARGET, INC.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

12. Stock-Based Compensation

  Stock Option Plans

        In September 1999, the Company approved a stock option plan (the 1999 Plan) that provides for the issuance of up to 12,384,646 shares of common stock incentives. The 1999 Plan provides for the granting of incentive stock options (ISOs), nonqualified stock options (NSOs), and stock grants. These incentives may be offered to the Company's employees, officers, directors, consultants, and advisors, as defined. ISOs may be granted at no less than fair market value on the date of grant, as determined by the Company's Board of Directors (the Board) (no less than 110% of fair market value on the date of grant for 10% or greater stockholders), subject to limitations, as defined. Each option shall be exercisable at such times and subject to such terms as determined by the Board, generally four years, and shall expire within ten years of issuance.

        In April 2007, the Board approved the 2007 Stock Option and Incentive Plan (the 2007 Plan), which was approved by the stockholders and became effective upon the consummation of the Company's IPO in May 2007. Effective upon the consummation of the IPO, no further awards were made pursuant to the 1999 Plan, but any outstanding awards under the 1999 Plan will remain in effect and will continue to be subject to the terms of the 1999 Plan. The 2007 Plan allows the Company to grant ISOs, NSOs, stock appreciation rights, deferred stock awards, restricted stock and other awards. Under the 2007 Plan, stock options may not be granted at less than fair market value on the date of grant, and grants generally vest over a four year period. Stock options granted under the 2007 Plan expire no later than ten years after the grant date. The Company has reserved for issuance an aggregate of 2,911,667 shares of common stock under the 2007 Plan plus an additional annual increase to be added automatically on January 1 of each year, beginning on January 1, 2008, equal to the lesser of (a) 2% of the outstanding number of shares of common stock (on a fully-diluted basis) on the immediately preceding December 31 and (b) such lower number of shares as may be determined by our compensation committee. The number of shares available for issuance under the 2007 Plan is subject to adjustment in the event of a stock split, stock dividend or other change in capitalization. Generally, shares that are forfeited or canceled from awards under the 2007 Plan also will be available for future awards. In addition, shares subject to stock options returned to the 1999 Plan, as a result of their expiration, cancellation or termination, are automatically made available for issuance under the 2007 Plan. As of September 30, 2009 a total of 938,979 shares were available for grant under the 2007 Plan.

TECHTARGET, INC.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

12. Stock-Based Compensation (Continued)

  Accounting for Stock-Based Compensation

        The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The Company calculated the fair values of the options granted using the following estimated weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)
Expected volatility	79%	41%	75% - 79%	41% - 46%
Expected term	6.25 years	6.25 years	6.25 years	6.25 years
Risk-free interest rate	2.89%	3.07%	2.21% - 2.89%	3.07% - 3.15%
Expected dividend yield	—%	—%	—%	—%
Weighted-average grant date fair value per share	$4.49	$3.43	$2.23	$4.68

        As there was no public market for the Company's common stock prior to the Company's IPO in May 2007, and limited historical information on the volatility of its common stock since the date of the Company's IPO, the Company determined the volatility for options granted in the three and nine months ended September 30, 2009 and 2008 based on an analysis of the historical volatility of the Company's stock and reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using a weighted average of the historical volatility of the Company's stock and the peer group of companies for a period equal to the expected life of the option. The expected life of options has been determined utilizing the "simplified" method. The risk-free interest rate is based on a zero coupon United States treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero. The Company applied an estimated annual forfeiture rate based on its historical forfeiture experience of 2.00% in determining the expense recorded in the three and nine months ended September 30, 2009 and 2008.

TECHTARGET, INC.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

12. Stock-Based Compensation (Continued)

        A summary of the stock option activity under the Company's stock option plan for the three and nine months ended September 30, 2009 is presented below:

Quarter-to-Date Activity	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
	(Unaudited)
Options outstanding at June 30, 2009	7,628,085	$6.25
Granted	10,000	6.36
Exercised	(294,015)	0.39
Forfeited	(26,942)	9.69
Cancelled	(4,311)	9.08

Options outstanding at September 30, 2009	7,312,817	$6.47	6.4	$6,493

Options exercisable at September 30, 2009	4,955,193	$6.10	5.5	$5,610

Options vested or expected to vest at September 30, 2009(1)	7,208,622	$6.47	6.4	$6,436

(1)
In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

Year-to-Date Activity	Options Outstanding	Weighted- Average Exercise Price Per Share
	(Unaudited)
Options outstanding at December 31, 2008	7,765,578	$6.30
Granted	45,000	3.23
Exercised	(301,640)	0.42
Forfeited	(66,478)	9.24
Cancelled	(129,643)	7.43

Options outstanding at September 30, 2009	7,312,817	$6.47

        During the three months ended September 30, 2009 and 2008, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $1,540 and $94, respectively, and the total amount of cash received from exercise of these options was $113 and $112, respectively. The total grant date fair value of stock options granted after January 1, 2006 that vested during the three months ended September 30, 2009 and 2008 was $1,351 and $1,172, respectively.

        During the nine months ended September 30, 2009 and 2008, the total intrinsic value of options exercised was $1,548 and $3,660, respectively, and the total amount of cash received from exercise of

TECHTARGET, INC.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

12. Stock-Based Compensation (Continued)

these options was $125 and $2,196, respectively. The total grant date fair value of stock options granted after the January 1, 2006 that vested during the nine months ended September 30, 2009 and 2008 was $4,006 and $4,153, respectively.

        Unrecognized stock-based compensation expense of non-vested stock options of $10.1 million is expected to be recognized using the straight line method over a weighted-average period of 1.1 years.

  Restricted Stock Awards

        Restricted stock awards are valued at the market price of a share of the Company's common stock on the date of grant. A summary of the restricted stock award activity under the Company's stock option plan for the three and nine months ended September 30, 2009 is presented below:

Quarter-to-Date Activity	Shares	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
	(Unaudited)
Nonvested outstanding at June 30, 2009	2,389,476	$6.04
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested outstanding at September 30, 2009	2,389,476	$6.04	$9,558

Year-to-Date Activity	Shares	Weighted- Average Grant Date Fair Value Per Share
	(Unaudited)
Nonvested outstanding at December 31, 2008	464,476	$14.48
Granted	1,931,250	4.00
Vested	(6,250)	4.00
Forfeited	—	—

Nonvested outstanding at September 30, 2009	2,389,476	$6.04

        The vesting schedule for 1,925,000 of the restricted stock awards granted during the nine months ended September 30, 2009 is contingent upon the Company achieving an annual financial performance goal. Once the Company achieves the annual performance goal, the restricted stock awards vest over four years. If the Company does not achieve the annual performance goal by the year ended December 31, 2011, the restricted stock awards expire and terminate. The fair value of the restricted stock awards was based on the market price of a share of the Company's common stock on the date of the grant and assumes the annual performance goal will be achieved in the year ended December 31, 2009. If the Company does not achieve the performance goal, recognized compensation expense will be reversed. The Company corrected an error during the third quarter of 2009 related to stock based

TECHTARGET, INC.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

12. Stock-Based Compensation (Continued)

compensation expense that should have been recorded in the first and second quarters of 2009 (see Note 1).

        Unrecognized stock-based compensation expense of non-vested restricted stock awards of $9.0 million is expected to be recognized over a weighted-average period of 1.5 years.

13. Stockholders' Equity (Deficit)

  Warrants

        In connection with an acquisition in May 2000, the Company issued to the seller a warrant to purchase 40,625 shares of common stock at a price of $2.36 per share. The warrant is exercisable immediately and expires on May 10, 2010. The seller exercised warrants to purchase 8,375 shares of common stock using the conversion rights in the warrants in the nine months ended September 30, 2008. As result of the exercise using the conversion rights, the Company issued 6,886 shares of common stock to the seller and cancelled the 1,489 shares received in lieu of payment of the exercise price. The seller did not exercise any warrants in the nine months ended September 30, 2009. At September 30, 2009 and December 31, 2008, there were 1,269 shares of the Company's common stock reserved for the exercise of all warrants.

  Reserved Common Stock

        As of September 30, 2009, the Company has reserved common stock for the following:

Number of Shares
(Unaudited)
Options outstanding and available for grant under stock option plans	10,658,897
Warrants	1,269

Total common stock reserved	10,660,166

14. Income Taxes

        The Company may from time to time be assessed interest or penalties by major tax jurisdictions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company recognized interest and penalties totaling $5 in the nine months ended September 30, 2009. The Company did not recognize any interest and penalties in the nine months ended September 30, 2008.

        Tax years 2005 through 2008 are subject to examination by the federal and state taxing authorities. The Internal Revenue Service completed an audit of our 2006 tax return without identifying any material adjustments. There are no other income tax examinations currently in process.

        The Company's effective tax rate was 6% and 57% for the nine months ended September 30, 2009 and 2008, respectively.

TECHTARGET, INC.

Notes to Consolidated Financial Statements (Continued)

(In thousands, except share and per share data)

15. Segment Information

        The Company views its operations and manages its business as one operating segment based on factors such as how the Company manages its operations and how its chief operating decision making group, which consists of the Company's chief executive officer, president and executive vice president, reviews results and makes decisions on how to allocate resources and assess performance.

  Geographic Data

        Net sales to unaffiliated customers by geographic area were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)
United States and Canada	$22,202	$26,222	$60,890	$75,579
International	854	774	2,375	2,295

Total	$23,056	$26,996	$63,265	$77,874

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

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

        On November 9, 2009, we filed a Form 8-K disclosing that we were delaying the filing of our Quarterly Report on Form 10-Q for the third quarter of 2009. We further disclosed that we had identified an improper accounting practice relating to certain customer credits that were improperly eliminated as liabilities on our balance sheet. As a result, our Audit Committee conducted an investigation into this matter. The Audit Committee has completed its investigation and we have concluded that there were certain errors in our previously reported financial statements. In addition to the customer credit matter mentioned above, we disclosed in our Quarterly Report on Form 10-Q for the first quarter of 2009 that we corrected in the first quarter of 2009 an error in the amount of $284,000 related to interest income which should have been recorded in the fourth quarter of 2008. Whereas the error was previously corrected in Q1 2009, the $284,000 adjustment is not included in the adjustments described below.

        To correct the customer credit errors, we recorded a net adjustment which increased accounts payable by $967,000 and decreased income before provision for income taxes by $967,000 during the quarter ended September 30, 2009. The aggregate net adjustment accumulated over several years and includes $57,000 from 2004 to 2006, $362,000 from 2007, $561,000 from 2008 and ($13,000) from the nine months ended September 30, 2009.

        We corrected an error totaling $1.1 million during the third quarter of 2009 related to stock-based compensation expense that should have been recorded in the first and second quarters of 2009. The additional stock-based compensation expense relates to 1,925,000 restricted stock awards granted during the first quarter of 2009. The vesting for the restricted stock awards is contingent upon us achieving an annual financial performance goal. The stock-based compensation expense related to the restricted stock awards was initially recognized on a straight-line basis over the vesting period but should have been recognized using the accelerated attribution method.

        We assessed the materiality of these errors, both quantitatively and qualitatively, and concluded that the adjustments are not material to the prior annual financial statements or to the interim financial statements for 2009. As a result, we recorded the correction of the errors in the quarter ended September 30, 2009.

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

        Online.    The majority of our revenue is derived from the delivery of our online offerings from our media groups. Online revenue represented approximately 79% and 76% of total revenues for the three months ended September 30, 2009 and 2008, respectively, and approximately 83% and 74% of total revenues for the nine months ended September 30, 2009 and 2008, respectively. We expect the majority of our revenues to be derived through the delivery of online offerings for the foreseeable future. As a result of our customers' advertising objectives and preferences, the specific allocation of online advertising offerings sold and delivered by us, on a period by period basis, can fluctuate.

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

        Events.    Events revenue represented approximately 21% and 20% of total revenues for the three months ended September 30, 2009 and 2008, respectively, and approximately 17% and 22% of total revenues for the nine months ended September 30, 2009 and 2008, respectively. Most of our media groups operate revenue generating events. The majority of our events are free to IT professionals and are sponsored by IT vendors. Attendees are pre-screened based on event-specific criteria such as sector-specific budget size, company size, or job title. We offer three types of events: multi-day conferences, single-day seminars and custom events. Multi-day conferences provide independent expert content for our attendees and allow vendors to purchase exhibit space and other sponsorship offerings that enable interaction with the attendees. We also hold single-day seminars on various topics in major cities. These seminars provide independent content on key sub-topics in the sectors we serve, are free to qualified attendees, and offer multiple vendors the ability to interact with specific, targeted audiences actively focused on buying decisions. Our custom events differ from our conferences and seminars in that they are exclusively sponsored by a single IT vendor, and the content is driven primarily by the sole sponsor.

        Print.    Print revenue represented approximately 0% and 4% of total revenues for the three months ended September 30, 2009 and 2008, respectively, and approximately 0% and 4% of total revenues for the nine months ended September 30, 2009 and 2008, respectively. During the nine months ended September 30, 2008, we published monthly two controlled-circulation magazines that were free to subscribers and generated revenue solely based on advertising fees. We discontinued publishing both Storage and Information Security magazines in December 2008.

  Cost of Revenues, Operating Expenses and Other

        Expenses consist of cost of revenues, selling and marketing, product development, general and administrative, depreciation, and amortization expenses. Personnel-related costs are a significant component of most of these expense categories. We had 545 employees at September 30, 2009.

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

  •
  Third Party Revenue Sharing Arrangements.  We recognize revenue from third party revenue sharing arrangements on a net basis in the period in which the services are performed.

        We offer customers the ability to purchase integrated ROI program offerings, which can include any of our online media offerings packaged together to address the particular customer's specific advertising requirements. As part of these offerings, we will guarantee a minimum number of qualified sales leads to be delivered over the course of the advertising campaign. We sometimes extend the scheduled end date of advertising campaigns to satisfy lead guarantees or to fulfill all elements of the campaign based on delayed receipt of advertising media collateral from the customer. We estimate the revenue reserve necessary to properly defer revenue recognition for extended advertising campaigns. These estimates are based on the Company's experience in managing and fulfilling these integrated ROI program offerings. Historically, shortfalls in fulfilling lead guarantees before the scheduled completion date of an advertising campaign are satisfied within an average of 44 days of such scheduled completion date. These integrated ROI program offerings represented approximately 51% and 44% of online revenues, and 40% and 33% of total revenues for the three months ended September 30, 2009 and 2008, respectively, and approximately 47% and 41% of online revenues, and 39% and 30% of total revenues for the nine months ended September 30, 2009 and 2008, respectively.

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

  Allowance for Doubtful Accounts

        We offset gross trade accounts receivable with an allowance for doubtful accounts. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review our allowance for doubtful accounts on a regular basis, and all past due balances are reviewed individually for collectability. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions for allowance for doubtful accounts are recorded in general and administrative expense. If our historical collection experience does not reflect our future ability to collect outstanding accounts receivables, our future provision for doubtful accounts could be materially affected. To date, we have not incurred any write-offs of accounts receivable significantly different than the amounts reserved. The allowance for doubtful accounts was $482,000 and $642,000 at September 30, 2009 and December 31, 2008, respectively.

  Stock-Based Compensation

        We measure stock-based compensation at the grant date based on the fair value of the award and recognize stock based compensation expense in the statement of operations using the straight line method over the vesting period of the award or using the accelerated method if the award is contingent upon performance goals. We use the Black-Scholes option-pricing model to determine the fair-value of stock-based awards. We calculated the fair values of the options granted using the following estimated weighted-average assumptions:

	Three Months Ended September 30,		NIne Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)
Expected volatility	79%	41%	75% - 79%	41% - 46%
Expected term	6.25 years	6.25 years	6.25 years	6.25 years
Risk-free interest rate	2.89%	3.07%	2.21% - 2.89%	3.07% - 3.15%
Expected dividend yield	—%	—%	—%	—%
Weighted-average grant date fair value per share	$4.49	$3.43	$2.23	$4.68

        As there was no public market for our common stock prior to our initial public offering in May 2007, and there has been limited historical information on the volatility of our common stock since the date of our initial public offering, we determined the volatility for options granted in the three and nine months ended September 30, 2009 and 2008 based on an analysis of the historical volatility of our stock and reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using a weighted average of the historical volatility of our stock and the peer group of companies for a period equal to the expected life of the option. The risk-free interest rate is based on a zero coupon United States treasury instrument whose term is consistent with the expected life of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. We applied an estimated annual forfeiture rate based on its historical forfeiture experience of 2.00% in determining the expense recorded in three and nine months ended September 30, 2009 and 2008.

        The vesting schedule for 1,925,000 of the restricted stock awards granted during the nine months ended September 30, 2009 is contingent upon our achieving an annual financial performance goal. Once we achieve the annual performance goal, the restricted stock awards vest over four years. If we do not achieve the annual performance goal by the year ended December 31, 2011, the restricted stock awards expire and terminate. The fair value of the restricted stock awards was based on the market price of a share of our common stock on the date of the grant and assumes the annual performance goal will be achieved in the year ended December 31, 2009. If we do not achieve the performance goal, recognized compensation expense will be reversed.

  Internal Use Software and Website Development Costs

        We capitalize costs of materials, consultants and compensation and related expenses of employees who devote time to the development of internal-use software and website applications and infrastructure involving developing software to operate our websites. However, we expense as incurred website development costs for new features and functionalities since it is not probable that they will result in additional functionality until they are both developed and tested with confirmation that they are more effective than the current set of features and functionalities on our websites. Our judgment is required in determining the point at which various projects enter the states at which costs may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized, which is generally three years. To the extent that we change the manner in which we develop and test new features and functionalities related to our websites, assess the ongoing value of capitalized assets or determine the estimated useful lives over which the costs are amortized, the amount of website development costs we capitalize and amortize in future periods would be impacted. We review capitalized internal use software and website development costs for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We would recognize an impairment loss only if the carrying amount of the asset is not recoverable and exceeds its fair value. We capitalized internal-use software and website development costs of $503,000 and $320,000 for the three months ended September 30, 2009 and 2008, respectively, and $844,000 and $342,000 for the nine months ended September 30, 2009 and 2008, respectively.

  Income Taxes

        We are subject to income taxes in both the United States and foreign jurisdictions, and we use estimates in determining our provision for income taxes. We recognize deferred tax assets and liabilities based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates.

        Our deferred tax assets are comprised primarily of net operating loss, or NOL, carryforwards. As of December 31, 2008, we had U.S. federal and state net operating loss (NOL) carryforwards of approximately $11.4 million and $17.3 million, respectively, which may be used to offset future taxable income. The NOL carryforwards expire through 2027, and are subject to review and possible adjustment by the Internal Revenue Service. The Internal Revenue Code contains provisions that limit the NOL and tax credit carryforwards available to be used in any given year in the event of certain changes in the ownership interests of significant stockholders. The federal NOL carry forwards of $11.4 million available at December 31, 2008 were acquired from KnowledgeStorm and are subject to limitations on their use in future years.

  Net Income (Loss) Per Share

        We calculate basic EPS by dividing earnings available to common shareholders for the period by the weighted average number of common shares and vested restricted stock awards outstanding. Because the holders of unvested restricted stock awards do not have nonforfeitable rights to dividends or dividend equivalents, we do not consider these awards to be participating securities that should be included in our computation of earnings per share under the two-class method. Diluted EPS is computed using the weighted-average number of common shares and vested restricted stock awards outstanding during the period, plus the dilutive effect of potential future issuances of common stock relating to stock option programs and other potentially dilutive securities using the treasury stock method. In calculating diluted EPS, the dilutive effect of stock options is computed using the average market price for the respective period. In addition, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense and assumed tax benefit of stock options that are in-the-money. This results in the "assumed" buyback of additional shares, thereby reducing the dilutive impact of stock options.

Results of Operations

        The following table sets forth our results of operations for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
	(Unaudited)
	($ in thousands)
Revenues:
Online	$18,191	79%	$20,420	76%	$52,274	83%	$57,701	74%
Events	4,865	21	5,496	20	10,991	17	16,743	22
Print	—	—	1,080	4	—	—	3,430	4

Total revenues	23,056	100	26,996	100	63,265	100	77,874	100

Cost of revenues:
Online	4,789	21	5,462	20	14,445	23	16,113	21
Events	1,741	7	2,328	9	4,277	7	7,078	9
Print	—	—	580	2	—	—	1,758	2

Total cost of revenues	6,530	28	8,370	31	18,722	30	24,949	32

Gross profit	16,526	72	18,626	69	44,543	70	52,925	68
Operating expenses:
Selling and marketing	8,644	37	8,161	30	24,183	38	25,490	33
Product development	2,276	10	2,788	10	6,551	10	8,440	11
General and administrative	5,486	24	3,662	14	13,469	21	10,915	14
Depreciation	510	2	579	2	1,544	3	1,884	2
Amortization of intangible assets	1,166	5	1,259	5	3,562	6	4,071	5

Total operating expenses	18,082	78	16,449	61	49,309	78	50,800	65

Operating income (loss)	(1,556)	7	2,177	8	(4,766)	8	2,125	3
Interest income (expense), net	130	1	248	1	194	1	934	1

Income (loss) before provision for (benefit from) income taxes	(1,426)	6	2,425	9	(4,572)	7	3,059	4
Provision for benefit from income taxes	12	—	1,718	6	(283)	—	1,736	2

Net income (loss)	$(1,438)	6%	$707	3%	$(4,289)	7%	$1,323	2%

Comparison of Three Months Ended September 30, 2009 and 2008

  Revenues

	Three Months Ended September 30,
	2009	2008	Increase (Decrease)	Percent Change
	(Unaudited)
	($ in thousands)
Revenues:
Online	$18,191	$20,420	$(2,229)	(11)%
Events	4,865	5,496	(631)	(11)
Print	—	1,080	(1,080)	(100)

Total revenues	$23,056	$26,996	$(3,940)	(15)%

        Online.    The decrease in online revenue was primarily attributable to a $3.1 million decrease in revenue from lead generation offerings due primarily to a decrease in white paper, webcast and contextual advertising sales volumes. Additionally, revenue from third party revenue sharing arrangements decreased by $356,000 in the third quarter of 2009 as compared to the same period of 2008. The decrease was partially offset by a $1.3 million increase in branding revenue due primarily to an increase in banner sales volume.

        Events.    The decrease in events revenue was attributable to a $631,000 decrease in seminar series, custom event and multi-day conference event revenues due to a decrease in the average size of events held in the third quarter of 2009 as compared to the same period of 2008.

        Print.    We did not recognize any print revenue in the third quarter of 2009 because we discontinued publishing both of our print publications, Storage and Information Security magazines, in December 2008.

  Cost of Revenues and Gross Profit

	Three Months Ended September 30,
	2009	2008	Increase (Decrease)	Percent Change
	(Unaudited)
	($ in thousands)
Cost of revenues:
Online	$4,789	$5,462	$(673)	(12)%
Events	1,741	2,328	(587)	(26)
Print	—	580	(580)	(100)

Total cost of revenues	$6,530	$8,370	$(1,840)	(22)%

Gross profit	$16,526	$18,626	$(2,100)	(10)%

Gross profit percentage	72%	69%

        Cost of Online Revenue.    The decrease in cost of online revenue was primarily attributable to a $546,000 decrease in member acquisition expenses, primarily related to keyword purchases. The decrease also reflects a $170,000 decrease in stock-based compensation in the third quarter of 2009 as compared to the same period of 2008, as well as a $31,000 decrease in production and hosting costs for online products. The decrease was partially offset by a $142,000 increase in salaries, benefits and travel costs.

        Cost of Events Revenue.    The decrease in cost of events revenue was attributable in part to a $146,000 decrease in seminar series, custom event and multi-day conference event costs due to a decrease in the average size of events held in the third quarter of 2009 as compared to the same period of 2008. The decrease also reflects a $404,000 decrease in salaries, benefits and travel costs due to a decrease in headcount in our events organization resulting from the expense reduction program implemented in December 2008.

        Cost of Print Revenue.    We did not recognize any cost of print revenue in the third quarter of 2009 because we discontinued publishing both Storage and Information Security magazines in December 2008.

        Gross Profit.    Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. The decrease in gross profit is attributable to a $1.6 million decrease in online gross profit, a $26,000 decrease in events gross profit, and a $500,000 decrease in print gross profit. Gross margin for the third quarter of 2009 was 72% as compared to 69% for the same period of 2008, primarily due to an increase in our online and events gross margins and having discontinued publishing both Storage and Information Security magazines in December 2008. Because the majority of our costs are labor-related and therefore fixed in nature, we expect our gross profit to fluctuate from period to period depending on the total revenues for the period as well as the relative contribution of online and events revenue to our total revenues.

  Operating Expenses and Other

	Three Months Ended September 30,
	2009	2008	Increase (Decrease)	Percent Change
	(Unaudited)
	($ in thousands)
Operating expenses:
Selling and marketing	$8,644	$8,161	$483	6%
Product development	2,276	2,788	(512)	(18)
General and administrative	5,486	3,662	1,824	50%
Depreciation	510	579	(69)	(12)
Amortization of intangible assets	1,166	1,259	(93)	(7)

Total operating expenses	$18,082	$16,449	$1633	10%

Interest income (expense), net	$130	$248	$(118)	(48)%

Provision for income taxes	$12	$1,718	$(1,706)	(99)%

        Selling and Marketing.    The increase in selling and marketing expense was primarily attributable to a $422,000 increase in stock-based compensation as well as a $49,000 increase in various contracted services. In addition, we recorded additional selling and marketing expense of $421,000 as a result of a correction of accounts payable related to customer credit errors. These increases were partially offset by a $404,000 decrease in salaries, commissions, bonuses and benefits due to a decrease in headcount in our sales and marketing organizations resulting from the expense reduction program implemented in December 2008.

        Product Development.    The decrease in product development expense was primarily attributable to a $614,000 decrease in salaries and benefits due to a decrease in headcount in our product development organization resulting from the expense reduction program implemented in December 2008, as well as a decrease of $51,000 in stock-based compensation. The decrease in expense was partially offset by an adjustment to product development expense of $138,000 as a result of a correction of accounts payable related to customer credit errors.

        General and Administrative.    The increase in general and administrative expense was primarily attributable to an increase of $1.9 million in stock-based compensation primarily related to the correction of an error totaling $1.1 million during the third quarter related to expense that should have been recorded in the first and second quarters of 2009. In addition there was a $59,000 increase in other employee compensation and additional expense of $184,000 as a result of a correction of accounts payable related to customer credit errors. The increase was partially offset by a decrease in bad debt expense of $137,000, as well as a $164,000 decrease in professional fees and various contracted services.

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

        Interest Income (Expense), Net.    The decrease in interest income (expense), net was due primarily to lower interest rates during the third quarter of 2009 compared to the same period of 2008, as well as a decrease in interest expense on our outstanding debt balance over that same period.

        Provision for (Benefit from) Income Taxes.    Our effective tax rate was (1)% for the three months ended September 30, 2009 and 71% for the three months ended September 30, 2008. The decrease in the effective tax rate was due to a change in the method used to calculate the provision for income taxes. For the three months ended September 30, 2009, we calculated the provision for income taxes using a period-to-date approach, while for the three months ended September 30, 2008, we calculated the provision for income taxes using a forecasted tax rate for the year.

Comparison of Nine Months Ended September 30, 2009 and 2008

  Revenues

	Nine Months Ended September 30,
	2009	2008	Increase (Decrease)	Percent Change
	(Unaudited)
	($ in thousands)
Revenues:
Online	$52,274	$57,701	$(5,427)	(9)%
Events	10,991	16,743	(5,752)	(34)
Print	—	3,430	(3,430)	(100)

Total revenues	$63,265	$77,874	$(14,609)	(19)%

        Online.    The decrease in online revenue was primarily attributable to a $6.9 million decrease in revenue from lead generation offerings due primarily to a decrease in white paper, webcast and contextual advertising sales volumes. Additionally, revenue from third party revenue sharing arrangements decreased by $1.4 million in the first nine months of 2009 as compared to the same period of 2008. The decrease was partially offset by a $2.8 million increase in branding revenue due primarily to an increase in banner sales volume.

        Events.    The decrease was attributable in part to a $3.0 million decrease in seminar series and custom event revenue due to a decrease of 43 events produced in the first nine months of 2009 as compared to the same period of 2008. The decrease was also attributable to a $2.7 million decrease in revenue from multi-day conferences due to a decrease of two conferences produced in the first nine months of 2009 as compared to the same period of 2008.

        Print.    We did not recognize any print revenue in the first nine months of 2009 because we discontinued publishing both of our print publications, Storage and Information Security magazines, in December 2008.

  Cost of Revenues and Gross Profit

	Nine Months Ended September 30,
	2009	2008	Increase (Decrease)	Percent Change
	(Unaudited)
	($ in thousands)
Cost of revenues:
Online	$14,445	$16,113	$(1,668)	(10)%
Events	4,277	7,078	(2,801)	(40)
Print	—	1,758	(1,758)	(100)

Total cost of revenues	$18,722	$24,949	$(6,227)	(25)%

Gross profit	$44,543	$52,925	$(8,382)	(16)%

Gross profit percentage	70%	68%

        Cost of Online Revenue.    The decrease in cost of online revenue was primarily attributable to a $1.8 million decrease in member acquisition expenses, primarily related to keyword purchases. The decrease also reflects a $433,000 decrease in production and hosting costs for online products due to the decreased sales volume of online services in the first nine months of 2009 as compared to the same period of 2008, as well as a decrease in consulting costs of $230,000. The decrease was partially offset by a $849,000 increase in salaries and benefits.

        Cost of Events Revenue.    The decrease in cost of events revenue was attributable in part to a $1.2 million decrease in seminar series and custom event costs due to a decrease of 43 events produced in the first nine months of 2009 compared to the same period of 2008. The decrease was also attributable to a $424,000 decrease in multi-day conference costs due to a decrease of two conferences produced in the first nine months of 2009 compared to the same period of 2008. The decrease also reflects a $810,000 decrease in salaries and benefits due to a decrease in headcount in our events organization resulting from the expense reduction program implemented in December 2008, as well as a decrease of $314,000 in travel and temporary help costs.

        Cost of Print Revenue.    We did not recognize any cost of print revenue in the first nine months of 2009 because we discontinued publishing both Storage and Information Security magazines in December 2008.

        Gross Profit.    Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. The decrease in gross profit is attributable to a $3.8 million decrease in online gross profit, a $2.9 million decrease in events gross profit, and a $1.7 million decrease in print gross profit. Gross margin for the first nine months of 2009 was 70% as compared to 68% for the same period of 2008, primarily due to an increase in our online and events gross margins and having discontinued publishing both Storage and Information Security magazines in December 2008. Because the majority of our costs are labor-related and therefore fixed in nature, we expect our gross profit to fluctuate from period to period depending on the total revenues for the period as well as the relative contribution of online and events revenue to our total revenues.

  Operating Expenses and Other

	Nine Months Ended September 30,
	2009	2008	Increase (Decrease)	Percent Change
	(Unaudited)
	($ in thousands)
Operating expenses:
Selling and marketing	$24,183	$25,490	$(1,307)	(5)%
Product development	6,551	8,440	(1,889)	(22)
General and administrative	13,469	10,915	2,554	19%
Depreciation	1,544	1,884	(340)	(18)
Amortization of intangible assets	3,562	4,071	(509)	(13)

Total operating expenses	$49,309	$50,800	(1,491)	(3)%

Interest income (expense), net	$194	$934	$(740)	(79)%

Provision for (benefit from) income taxes	$(283)	$1,736	$(2,019)	(116)%

        Selling and Marketing.    The decrease in selling and marketing expense was attributable in part to a $1.6 million decrease in salaries, commissions, bonuses and benefits due to a decrease in headcount in our sales and marketing organizations resulting from the expense reduction program implemented in

December 2008. The decrease also reflects a $514,000 decrease in travel costs. The decrease is partially offset by an increase of $489,000 in stock-based compensation and additional expense of $421,000 as a result of a correction of accounts payable related to customer credit errors.

        Product Development.    The decrease in product development expense was attributable to a $1.9 million decrease in salaries and benefits due to a decrease in headcount in our product development organization resulting from the expense reduction program implemented in December 2008.

        General and Administrative.    The increase in general and administrative expense was attributable in part to a $2.2 million increase in stock-based compensation due to expenses related to performance-based restricted stock awards issued in fiscal year 2009. In addition, there was a $494,000 increase in other employee compensation. The increase also reflects a $343,000 increase in professional fees and additional expense of $184,000 as a result of a correction of accounts payable related to customer credit errors. The increase was partially offset by a $304,000 decrease in various contracted services, a $273,000 decrease in bad debt expense, and a $112,000 decrease in corporate functions.

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

        Interest Income (Expense), Net.    The decrease in interest income (expense), net reflects an adjustment to interest income of ($284,000) in the first nine months of 2009 related to interest income recognized in error in the fourth quarter of 2008, as well as lower interest rates during the first nine months of 2009 compared to the same period of 2008 and a decrease in interest expense on our outstanding debt balance over that same period.

        Provision for Income Taxes.    Our effective tax rate was 6% for the nine months ended September 30, 2009 and 57% for the nine months ended September 30, 2008. The decrease in the effective tax rate was due to a change in the method used to calculate the provision for income taxes. For the nine months ended September 30, 2009, we calculated the provision for income taxes using a period-to-date approach, while for the nine months ended September 30, 2008, we calculated the provision for income taxes using a forecasted tax rate for the year.

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

	September 30, 2009	December 31, 2008
	(Unaudited)
	($ in thousands)
Cash, cash equivalents and investments	$78,650	$69,568

Accounts receivable, net	$15,623	$17,622

  Cash, Cash Equivalents and Investments

        Our cash, cash equivalents and investments at September 30, 2009 were held for working capital purposes and were invested primarily in money market accounts and municipal bonds. We do not enter into investments for trading or speculative purposes.

  Accounts Receivable, Net

        Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our service delivery and billing activity, cash collections, and changes to our allowance for doubtful accounts. We use days' sales outstanding, or DSO, calculated on a monthly basis, as a measurement of the quality and status of our receivables. We define DSO as average accounts receivable divided by total revenue for the applicable period, multiplied by the number of days in the applicable period. DSO was 61 days for the three months ended September 30, 2009 and 2008, and 68 and 61 days for the nine months ended September 30, 2009 and 2008, respectively.

  Operating Activities

	Nine Months Ended September 30,
	2009	2008
	(Unaudited)
	($ in thousands)
Net cash provided by operating activities	$13,545	$5,766

Net cash used in investing activities(1)	$(1,141)	$(1,577)

Net cash provided by (used in) financing activities	$(2,125)	$963

(1)
Cash used in investing activities is shown net of investment activity of $(12.5) million and $22.3 million for the nine months ended September 30, 2009 and 2008, respectively.

        Cash provided by operating activities primarily consists of net income (loss) adjusted for certain non-cash items including depreciation and amortization, the provision for bad debt, stock-based compensation, deferred income taxes, and the effect of changes in working capital and other activities. Cash provided by operating activities in the nine months ended September 30, 2009 was $13.5 million and consisted of $4.3 million of net loss, $5.1 million of depreciation and amortization, $9.5 million of stock-based compensation, and $3.2 million provided by working capital and other activities.

        Cash provided by operating activities in the nine months ended September 30, 2008 was $5.8 million and consisted of $1.3 million of net income, $6.0 million of depreciation and amortization and $6.8 million of stock-based compensation, offset by $8.3 million used in working capital and other activities.

  Investing Activities

        Cash used in investing activities in the nine months ended September 30, 2009, net of investment activity, was $1.1 million for the purchase of property and equipment. Cash used in investing activities in the nine months ended September 30, 2008, net of investment activity, was $1.5 million for the purchase of property and equipment.

  Equity Financing Activities

        We received proceeds from the exercise of warrants and stock options in the amounts of $125,000 and $2.2 million in the nine months ended September 30, 2009 and 2008, respectively.

  Term Loan and Credit Facility Borrowings

        On August 30, 2006, we entered into a credit agreement with Citizens Bank of Massachusetts, which included a $10.0 million term loan and a $20.0 million revolving credit facility. As of September 30, 2009, outstanding borrowings under the credit agreements were $750,000. We paid the remaining balance outstanding in December 2009.

        Our revolving credit facility matures on August 30, 2011. Unless earlier payment is required by an event of default, all principal and any unpaid interest will be due and payable on August 30, 2011. At our option, the revolving credit facility bears interest at either the lender's prime rate less 1.00% or the London Interbank Offered Rate, or LIBOR, plus the applicable LIBOR margin. The applicable LIBOR margin is based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters. As of September 30, 2009, the applicable LIBOR margin was 1.25%.

        We are also required to pay an unused line fee on the daily unused amount of our revolving credit facility at a per annum rate based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters. As of September 30, 2009, unused availability under our revolving credit facility totaled $20.0 million and the per annum unused line fee rate was 0.20%.

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

        Borrowings under the Credit Agreement are collateralized by a security interest in substantially all assets of the Company. Covenants governing the Credit Agreement require the maintenance of certain financial ratios. At September 30, 2009 we were in compliance with all financial covenants under the Credit Agreement. We were in violation of one loan covenant under the Credit Agreement with Citizens Bank. We received a waiver from the bank agreeing to extend the delivery date of September 30, 2009 financial statements to February 26, 2010.

  Capital Expenditures

        We have made capital expenditures primarily for computer equipment and related software needed to host our websites, internal-use software development costs, as well as for leasehold improvements and other general purposes to support our growth. Our capital expenditures totaled $1.1 million and $1.5 million for the nine months ended September 30, 2009 and 2008, respectively. We are not currently party to any purchase contracts related to future capital expenditures. We were in violation of one loan covenant under the credit agreement with Citizens Bank. We received a waiver from the bank agreeing to extend the delivery date of September 30, 2009 financial statements to February 26, 2010.

  Contractual Obligations and Commitments

        As of September 30, 2009, our principal commitments consist of obligations under leases for office space and principal and interest payments due under our bank term loan. The offices are leased under noncancelable operating lease agreements that expire through March 2020. In August 2009 we entered into an agreement to lease approximately 87,875 square feet of office space in Newton, Massachusetts. The lease is expected to commence in March 2010 and has a term of 10 years. We are receiving certain rent concessions during the first two years of the lease term. The following table sets forth our commitments to settle contractual obligations in cash as of September 30, 2009:

	Payments Due By Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(Unaudited)
	($ in thousands)
Bank term loan payable	$750	$750	$—	$—	$—
Operating leases(1)	28,767	1,456	8,594	8,744	9,973

Total	$29,517	$2,206	$8,594	$8,744	$9,973

(1)
Operating lease obligations are net of minimum sublease payments of $369,000 due under a sublease agreement that expires in November 2010.

  Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements.

  Recent Accounting Pronouncements

        See Note 2 of "Notes to Consolidated Financial Statements" for recent accounting pronouncements that could have an effect on us.

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

  Interest Rate Risk

        At September 30, 2009, we had cash, cash equivalents and investments totaling $78.6 million. These amounts were invested primarily in money market accounts and municipal bonds. The cash, cash equivalents and investments were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

        Our exposure to market risk also relates to the amount of interest expense we must pay under our revolving credit facility. The advances under this credit facility bear a variable rate of interest determined as a function of the lender's prime rate or LIBOR. At September 30, 2009, there were no amounts outstanding under our revolving credit facility.

Item 4.    Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2009, and due to the material weaknesses in our internal control over financial reporting described in our accompanying Management's Report on Internal Control over Financial Reporting below, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level. As further discussed below under "Remediation Plans", management is implementing measures that we believe will address these deficiencies in our controls and procedures.

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

        Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal controls over financial reporting as of September 30, 2009. In connection with this assessment, we identified the following material weaknesses in internal control over financial reporting as of September 30, 2009. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Because of the material weaknesses described below, management believes that, as of September 30, 2009, our internal control over financial reporting was not effective based on this criteria.

  Accounting for Certain Complex transactions involving revenue and stock based compensation

        Online Service Revenue Transactions.    As a result of a review of our business processes pertaining to its online service revenue offerings and the related application of accounting policies and procedures to these business processes, management identified material weaknesses in internal control over financial reporting related to the misapplication of generally accepted accounting principles on revenue arrangements involving certain online service offerings, as well as our assessment of verifiable objective evidence of fair value for elements included in multiple element advertising campaigns. This misapplication of generally accepted accounting principles led to the restatement of previously issued financial statements and other financial information during 2009.

        Performance Based Stock Awards.    We corrected an error totaling $1,061,000 during the third quarter of 2009 related to stock-based compensation expense that should have been recorded in the first and second quarters of 2009. The additional stock-based compensation expense relates to 1,925,000 restricted stock awards granted during the first quarter of 2009. The vesting for the restricted stock awards is contingent upon us achieving an annual financial performance goal. The stock-based compensation expense related to the restricted stock awards was initially recognized on a straight-line basis over the vesting period but should have been recognized using the accelerated attribution method.

  Accounting for Aging Customer Credits and Certain Unallocated Accruals.

        As a result of an investigation conducted by our Audit Committee from November 2009 to January 2010, management identified material weaknesses in internal control over financial reporting related to the misapplication of generally accepted accounting principles to customer credits that were improperly eliminated as liabilities. This misapplication of generally accepted accounting principles led us to record a net adjustment which increased accounts payable by $967,000 and decreased income before provision for income taxes by $967,000 during the quarter ended September 30, 2009.

        Management identified the following material weaknesses surrounding our internal controls over financial reporting:

1.     Inadequate and ineffective controls over the accounting for certain complex transactions.

        We did not have effective design or operational controls over the accounting for certain online service revenue transactions, specifically; our ability to apply generally accepted accounting principles as they relate to the recognition of revenue on transactions that include duration-based services and multiple element advertising campaigns. This material weakness resulted in the misstatement of revenue for certain service offerings and multiple element campaigns, which required previously reported consolidated financial statements to be restated. We also did not have effective design on organizational controls over the accounting for stock based compensation arrangements in accordance with generally accepted accounting principles which resulted in adjustments being recorded in the quarter ended September 30, 2009.

2.     Inadequate and ineffective controls over adequacy of staffing of accounting group.

        Our controls related to ensuring the adequacy of staffing of our accounting and finance department were inadequate and ineffective. This material weakness resulted in the misstatement of revenue for certain service offerings and multiple element campaigns, which required previously reported consolidated financial statements to be restated. This material weakness also resulted in our errors in accounting for stock based compensation, aging customer credits and certain unallocated accruals which resulted in adjustments being recorded in the quarter ended September 30, 2009.

3.     Insufficient and ineffective review and supervision by management of certain accounting policies and procedures.

        Management's monitoring and review controls over certain accounting policies and procedures as well as the business process controls surrounding certain complex online service revenue transactions were inadequate and ineffective. Management's oversight and related detective controls to ensure timely and proper identification and correction of errors for arrangements involving certain complex online service revenue transactions were inadequate and ineffective. This material weakness resulted in the misstatement of revenue for certain service offerings and multiple element campaigns, which required previously reported consolidated financial statements to be restated. This material weakness also resulted in our errors in accounting for stock based compensation, aging customer credits and certain unallocated accruals which resulted in adjustments being recorded in the quarter ended September 30, 2009.

4.     Inadequate and ineffective accounting and reporting system for processing and reporting of certain complex service revenue transactions.

        Our current accounting and financial reporting system and related internal controls are inadequate to carry out the volume and level of complexities associated with our online service revenue transactions. This material weakness resulted in the misstatement of revenue for certain service offerings and multiple element campaigns, which required previously reported consolidated financial statements to be restated.

5.     Inadequate and ineffective controls over the use of debit memorandums to reclassify aged customer credits from the accounts receivable subsidiary ledger to an unallocated general accrual account.

        We did not have effective design or operational controls to prevent the reclassification of customer liabilities from the accounts receivable subsidiary ledger to an unallocated general accrual account. This material weakness resulted in the misstatement of customer liabilities, which required an adjustment in the quarter ended September 30, 2009.

6.     Inadequate education, training, and awareness of the process for reporting concerns with regard to accounting practices to finance management, management and/or the Audit Committee.

        We did not have effective employee education and training to ensure communication of any concerns related to accounting practices are brought to the appropriate personal or governing body on a timely manner.

Changes in Internal Control over Financial Reporting

        Set below are changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) which occurred during the quarter ended September 30, 2009 related to accounting for certain complex service revenue transactions that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

  •
  Communicated revised revenue recognition policies and procedures to appropriate accounting staff, and trained them on their usage and application.

  •
  Ensured that financial management is actively involved in oversight and monitoring of the recording and reporting of complex service revenue recognition transactions.

Remediation Plans

        Management has identified the following measures to strengthen our internal control over financial reporting and to address the material weaknesses described above. We began implementing certain of these measures prior to the filing of this Form 10-Q but changes made to our internal controls have not yet been in place for a sufficient time to have had a significant effect. Management expects to continue to develop remediation plans and implement additional changes to our internal control over financial reporting during fiscal 2009 and into fiscal 2010, described in detail hereafter. We believe that the actions taken to date, as well as our planned future actions, will adequately address the material weaknesses.

1.     In order to improve controls over the accounting for certain complex transactions, we have initiated and intend to continue to:

  •
  Assess the expertise of our staff responsible for recording complex transactions and address any identified deficiencies in order to enhance and augment the depth of knowledge of our staff and reduce the risk of future accounting errors and financial statement misstatements.

  •
  Utilize specialized third party consultants to assist us in monitoring and ensuring the propriety of our revenue recognition policies, procedures, and activities on a quarterly basis, beginning with the quarter ended March 31, 2009.

  •
  Communicate revised accounting policies and procedures to appropriate accounting staff, and train them on their usage and application.

  •
  Ensure that finance management is heavily involved in oversight and monitoring of the recording and reporting of complex service revenue recognition transactions during current and future reporting periods.

  •
  Review the controls over revenue recognition to ensure procedures exist to properly account for any changes in operations.

2.     In order to improve controls over ensuring the adequacy of staffing of the accounting group, we have initiated and intend to continue to:

  •
  Assess the depth and expertise of our staff responsible for complex transactions and revenue recognition and address any identified deficiencies.

  •
  Work with our Human Resources department in aggressively identifying and recruiting future capable technical accounting staff candidates. We are currently recruiting for the positions of a Director of Sarbanes Oxley and a Director of Financial Reporting. We expect to hire these positions in 2010.

  •
  Utilize specialized third party consultants to assist us in monitoring and ensuring the propriety of our revenue recognition policies, procedures, and activities on a quarterly basis, beginning with the quarter ended March 31, 2009.

  •
  Provide training to address relevant technical accounting matters including updating the appropriate personnel on recent accounting pronouncements and other relevant accounting literature.

3.     In order to improve controls to ensure sufficient and effective review and supervision by management of certain accounting policies and procedures, we have initiated and intend to continue to:

  •
  Ensure that financial management is routinely reviewing and monitoring the application of and any changes to the accounting policies and procedures underlying complex transactions during future reporting periods.

  •
  Ensure the proper evidence of this review is consistently documented during future reporting periods.

  •
  Ensure that financial management is heavily involved in oversight and monitoring of the recording and reporting of complex transactions during future reporting periods.

  •
  Utilize specialized third party consultants to assist us in monitoring and ensuring the propriety of our revenue recognition policies, procedures, and activities on a quarterly basis, beginning with the quarter ended March 31, 2009.

  •
  Consider implementation of additional automation, trending analyses, and management reporting to highlight potential future issues surrounding complex transactions.

  •
  Implement a process, either formal or informal, whereby senior finance personnel are informed of all significant judgments made during the close process.

4.     In order to ensure the Company's accounting and reporting systems are adequate to carry out the level and complexities associated with our service revenue transactions, we have initiated and intend to continue to:

  •
  We have purchased and intend to implement in Q1 2010 a software application which will assist in ensuring that the Company's revenue accounting and reporting systems adequately address the complexities associated with our service revenue transactions.

5.     In order to improve controls over the use of debit memorandum to reclassify aged customer credits from the accounts receivable subsidiary ledger to the general accrual account we have initiated and intend to continue to:

  •
  Establish clearly defined policies and procedures relating to the disposition of customer credits.

  •
  Establish a policy whereby we disburse payment to customers or apply credits to customer invoices if an aged customer credit is not used by the customer within a reasonable time after the credit has been issued to the customer's account.

  •
  Establish clearly defined policies and procedures related to the general accrual account to insure account activity is proper, the liability fairly states incurred but not reported liabilities and the period end reconciliation is adequately reviewed by the appropriate finance personnel.

6.     In order to improve education, training, and awareness of the process for reporting concerns with regard to accounting practices to finance management, management and/or the Audit Committee, we have initiated and intend to continue to:

  •
  Provide additional training and education to all employees of the reporting processes and protocols for communicating any concerns relating to accounting practices within the Company. The training will emphasize the confidential nature of the process, as well as the importance of timely reporting concerns to finance management, management and the Audit Committee. In addition separate training will be provided to address relevant technical accounting matters including updating the appropriate personnel on recent accounting pronouncements and other relevant accounting literature.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        We are not currently a party to any material litigation, and we are not aware of any pending or threatened litigation against us that could have a material adverse effect on our business, operating results or financial condition.

Item 1A.    Risk Factors

        In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under the heading, "Risk Factors" in our Annual Report filed on Form 10-K/A for the year ended December 31, 2008. These are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Because of these factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. These risks are not the only ones facing us.

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

        The IT industry is characterized by, among other things, volatile quarterly results, uneven sales patterns, short product life cycles, rapid technological developments and frequent new product introductions and enhancements. As a result, our customers' advertising budgets, which are often viewed as discretionary expenditures, may increase or decrease significantly over a short period of time. In addition, the advertising budgets of our customers may fluctuate as a result of:

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

The ongoing economic recession and general economic, business, or industry conditions may continue to adversely affect the business of the Company, as well as our ability to forecast financial results.

        The domestic and international economies continue to experience an ongoing recession. This recession has been magnified by factors including changes in the availability of credit, decreased business and consumer confidence and continuing high unemployment. These and other macro-economic conditions have contributed to increased volatility and diminished expectations for the global economy and expectations of future global economic growth. If the economic climate in the U.S. and abroad does not improve or deteriorates further, our customers or potential customers could reduce or delay their purchases of our offerings, which would adversely impact our revenues and our ability to sell our offerings, collect customer receivables and, ultimately, our profitability. Additionally, future economic conditions currently continue to have a high degree of inherent uncertainty. As a result, it continues to be difficult to estimate the level of growth or contraction for the economy as a whole, as well as for the various sectors of the economy, such as the IT market. Because all components of our budgeting and forecasting are dependent upon estimates of growth or contraction in the IT market and demand for our offerings, the prevailing economic uncertainties continue to render accurate estimates of future income and expenditures very difficult to make. We cannot predict the effect or duration of this economic slowdown or the timing or strength of a subsequent economic recovery, worldwide or in the IT industry. Further adverse changes may occur as a result of soft global, domestic or regional economic conditions, wavering consumer confidence, unemployment, declines in stock markets, or other factors affecting economic conditions generally. These changes may negatively affect the sales of our offerings, increase exposure to losses from bad debts, increase the cost and decrease the availability of financing, or increase the risk of loss on investments.

Lingering effects of financial market instability and continued uncertain conditions in the United States and global economies have in the past and could in the future adversely affect our revenues and operating results.

        We believe that the lingering effects of the instability affecting the financial markets and a further deterioration in the current business climate within the United States and/or other geographic regions in which we do business have had, and could continue to have, a negative impact on our revenue and operating results. Because all of our clients are in the IT industry, the success of our business is intrinsically linked to the health, and subject to market conditions, of the IT industry. Regional, domestic and global economic weakness and uncertainty, and the limited access to sources of traditional capital and/or debt have resulted in some companies reassessing their spending, including for technology projects. In turn, many of our customers have reassessed and will, for the foreseeable future, be likely to continue to scrutinize their spending on advertising campaigns. Prior market downturns in the IT industry have resulted in declines in advertising spending, which can cause longer sales cycles, deferral or delay of purchases by IT vendors and generally reduced expenditures for advertising and related services. Our revenues and profitability depend on the overall demand for advertising services from our customers. We believe that demand for our offerings has been in the past, and could be in the future, disproportionately affected by fluctuations, disruptions, instability or downturns in the economy and the IT industry, which may cause customers and potential customers to exit the industry or delay, cancel or reduce any planned expenditures for our advertising offerings. Furthermore, competitors may respond to market conditions by lowering prices and attempting to lure away our customers and prospects to lower cost offerings. In addition, the slowdown in the formation of new IT companies, and the decline in the growth of existing IT companies, may continue to cause a decline in demand for our offerings.

Our quarterly operating results are subject to fluctuations, and these fluctuations may adversely affect the trading price of our common stock.

        We have experienced and expect to continue to experience fluctuations in our quarterly revenues and operating results. Our quarterly revenues and operating results may fluctuate from quarter to quarter due to a number of factors, many of which are outside of our control. In addition to the factors described elsewhere in this "Risk Factors" section, these factors include:

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

Competition for advertisers is intense, and we may not compete successfully, which could result in a material reduction in our market share, the number of our advertisers and our revenues.

        We compete for potential advertisers with a number of different types of offerings and companies, including: broad-based media outlets, such as television, newspapers and business periodicals that are designed to reach a wide audience; general purpose portals and search engines; and offline and online offerings of media companies that produce content specifically for IT professionals, including International Data Group, United Business Media and Ziff Davis Enterprise. Advertisers may choose our competitors over us not only because they prefer our competitors' online and events offerings to ours, but also because advertisers prefer to utilize other forms of advertising offered by our competitors that are not offered by us. Although less than 5% of our revenues for the nine month period ended September 30, 2009 were derived from advertisers located outside of North America, as we continue to expand internationally, as we did in 2008 by operating our own websites in the United Kingdom and in 2009 in India, we expect to compete with many of the competitors mentioned above, as well as with established media companies based in particular countries or geographical regions. Many of these foreign-based media companies will be larger than we are and will have established relationships with local advertisers. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. As a result, we could lose market share to our competitors in one or more of our businesses and our revenues could decline.

We depend upon Internet search engines to attract a significant portion of the users who visit our websites, and if we were listed less prominently in search result listings, our business and operating results would be harmed.

        We derive a significant portion of our website traffic from users who search for IT purchasing content through Internet search engines, such as Google, MSN, Bing and Yahoo! A critical factor in attracting users to our websites is whether we are prominently displayed in response to an Internet search relating to IT content. Search result listings are determined and displayed in accordance with a set of formulas or algorithms developed by the particular Internet search engine. The algorithms determine the order of the listing of results in response to the user's Internet search. From time to time, search engines revise their algorithms. In some instances, these modifications may cause our websites to be listed less prominently in unpaid search results, which will result in decreased traffic from search engine users to our websites. Our websites may also become listed less prominently in unpaid search results for other reasons, such as search engine technical difficulties, search engine technical changes and changes we make to our websites. In addition, search engines have deemed the practices of some companies to be inconsistent with search engine guidelines and have decided not to list their websites in search result listings at all. If we are listed less prominently or not at all in search result listings for any reason, the traffic to our websites likely will decline, which could harm our operating results. If we decide to attempt to replace this traffic, we may be required to increase our marketing expenditures, which also could harm our operating results.

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

  •
  potential failure to achieve additional sales and enhance our customer bases through cross marketing of the combined company's services to new and existing customers;

  •
  potential detrimental impact to our pricing based on the historical pricing of any acquired business with common clients and the market generally;

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

        Our success and ability to compete are dependent in part on the strength of our proprietary rights, on the goodwill associated with our trademarks, trade names and service marks, and on our ability to use U.S. and foreign laws to protect them. Our intellectual property includes, among other things, our original content, our editorial features, logos, brands, domain names, the technology that we use to deliver our services, the various databases of information that we maintain and make available by license, and the appearances of our websites. We claim common law protection on certain names and marks that we have used in connection with our business activities. Although we have applied for and obtained registration of many of our marks in countries outside of the United States where we do business, we have not been able to obtain registration of all of our key marks in such jurisdictions, in some cases due to prior registration or use by third parties employing similar marks. In addition to U.S. and foreign laws, we rely on confidentiality agreements with our employees and third parties and protective contractual provisions to safeguard our intellectual property. Policing our intellectual property rights worldwide is a difficult task, and we may not be able to identify infringing users. We cannot be certain that third party licensees of our content will always take actions to protect the value of our proprietary rights and reputation. Intellectual property laws and our agreements may not be sufficient to prevent others from copying or otherwise obtaining and using our content or technologies. In addition, others may develop non-infringing technologies that are similar or superior to ours. In seeking to protect our marks, copyrights, domain names and other proprietary rights, or in defending ourselves against claims of infringement that may be with or without merit, we could face costly litigation and the diversion of our management's attention and resources. These claims could result in the need to develop alternative trademarks, content or technology or to enter into costly royalty or licensing agreements, which could have a material adverse effect on our business, results of operations and financial condition. We may not have, in all cases, conducted formal evaluations to confirm that our technology and services do not or will not infringe upon the intellectual property rights of third parties. As a result, we cannot be certain that our technology, offerings, services or online content do not or will not infringe upon the intellectual property rights of third parties. If we were found to have infringed on a third party's intellectual property rights, the value of our brands and our business reputation could be impaired, and our business could suffer.

Our business could be harmed if we are unable to correspond with existing and potential users by e-mail.

        We use e-mail as a significant means of communicating with our existing users. The laws and regulations governing the use of e-mail for marketing purposes continue to evolve, and the growth and development of the market for commerce over the Internet may lead to the adoption of additional legislation and/or changes to existing laws. If new laws or regulations are adopted, or existing laws and regulations are interpreted and/or amended or modified, to impose additional restrictions on our ability to send e-mail to our users or potential users, we may not be able to communicate with them in a cost-effective manner. In addition to legal restrictions on the use of e-mail, Internet service providers and others typically attempt to block the transmission of unsolicited e-mail, commonly known as "spam." If an Internet service provider or software program identifies e-mail from us as "spam," we could be placed on a restricted list that would block our e-mail to users or potential users who maintain e-mail accounts with these Internet service providers or who use these software programs. If we are unable to communicate by e-mail with our users and potential users as a result of legislation, blockage or otherwise, our business, operating results and financial condition could be harmed.

Changes in laws and standards relating to data collection and use, and the privacy of Internet users and other data could impair our efforts to maintain and grow our audience and thereby decrease our advertising revenue.

        We collect information from our users who register on our websites or for services, or respond to surveys. Subject to each user's permission (or right to decline, which we refer to as an "opt-out"), we may use this information to inform our users of services that have indicated may be of interest to them. We may also share this information with our advertising clients for registered members who have elected to receive additional promotional materials and have granted us permission to share their information with third parties. The U.S. federal and various state governments have adopted or proposed limitations on the collection, distribution and use of personal information of Internet users. Several foreign jurisdictions, including the European Union, the United Kingdom and Canada, have adopted legislation (including directives or regulations) that may increase the requirements for collecting, or limit our collection and use of, information from Internet users in these jurisdictions. In addition, growing public concern about privacy, data security and the collection, distribution and use of personal information has led to self-regulation of these practices by the Internet advertising and direct marketing industry, and to increased federal and state regulation. Because many of the proposed laws or regulations are in their early stages, we cannot yet determine the impact these regulations may have on our business over time. Although, to date, our efforts to comply with applicable federal and state laws and regulations have not hurt our business, additional, more burdensome laws or regulations, including consumer privacy and data security laws, could be enacted or applied to us or our customers. Such laws or regulations could impair our ability to collect user information that helps us to provide more targeted advertising to our users, thereby impairing our ability to maintain and grow our audience and maximize advertising revenue from our advertising clients. Additionally, the US Federal Trade Commission (the "FTC") and many state attorneys general are applying federal and state consumer protection laws to require that the online collection, use and dissemination of data, and the presentation of Web site content, comply with certain standards for notice, choice, security and access. Courts may also adopt these developing standards. In many cases, the specific limitations imposed by these standards are subject to interpretation by courts and other governmental authorities. In addition, on December 20, 2007, the FTC published for public comment proposed principles to address consumer privacy issues that may arise from so-called "behavioral targeting" (i.e. the tracking of a user's online activities in order to deliver advertising tailored to his or her interests) and to encourage industry self-regulation. On February 12, 2009, following public comment, the FTC released a Staff Report with its revised principles for self-regulation of behavioral targeting. Although the FTC currently appears to be less concerned with "first-party" behavioral and contextual advertising than other types of behavioral targeting that include the storage of more potentially sensitive, data or that collects information outside of the "traditional Web site context" (such as through a mobile device or by an ISP), the FTC has stated that it will continue to evaluate self-regulatory programs. In the event of additional legislation in this area, our ability to effectively target our users may be limited. We believe that we are in compliance with the consumer protection standards that apply to us, but a determination by a state or federal agency or court that any of our practices do not meet these standards could create liability to us, result in adverse publicity and affect negatively our businesses. New interpretations of these standards could also require us to incur additional costs and restrict our business operations. In addition, several foreign governmental bodies, including the European Union, the United Kingdom and Canada have regulations dealing with the collection and use of personal information obtained from their citizens, some of which we may be subject to as a result of the expansion of our business internationally. We believe that we are in compliance with the regulations that apply to us, however, such laws may be modified and new laws may be enacted in the future. Any such developments (or developments stemming from enactment or modification of other laws) or the failure to anticipate accurately the application or interpretation of these laws could create liability to us, result in adverse publicity and affect negatively our businesses.

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

  •
  potential adverse tax requirements.

        As a result, we may face difficulties and unforeseen expenses in expanding our business internationally and, even if we attempt to do so, we may be unsuccessful, which could harm our business, operating results and financial condition.

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

        Our operations are dependent on our communications systems and computer hardware, all of which are located in data centers operated by third parties. These systems could be damaged by fire, floods, earthquakes, power loss, telecommunication failures and similar events. Our insurance policies have limited coverage levels for loss or damages in these events and may not adequately compensate us for any losses that may occur. In addition, terrorist acts or acts of war may cause harm to our employees or damage our facilities, our clients, our clients' customers and vendors, or cause us to postpone or cancel, or result in dramatically reduced attendance at, our events, which could adversely impact our revenues, costs and expenses and financial position. We are predominantly uninsured for losses and interruptions to our systems or cancellations of events caused by terrorist acts and acts of war.

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

        We may experience service disruptions for the following reasons:

  •
  occasional scheduled maintenance;

  •
  equipment failure;

  •
  volumes of visits to our websites that exceed our infrastructure's capacity; and

  •
  natural disasters, telecommunications failures, power failures, other system failures, maintenance, viruses, hacking or other events outside of our control.

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

        Internet usage could decline if any well-publicized compromise of security occurs. "Hacking" involves efforts to gain unauthorized access to information or systems or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment. Hackers, if successful, could misappropriate proprietary information or cause disruptions in our service. We may be required to expend capital and other resources to protect our websites against hackers. Our online networks could also be affected by computer viruses or other similar disruptive problems, and we could inadvertently transmit viruses across our networks to our users or other third parties. Any of these occurrences could harm our business or give rise to a cause of action against us. Providing unimpeded access to our online networks is critical to servicing our customers and providing superior customer service. Our inability to provide continuous access to our online networks could cause some of our customers to discontinue purchasing advertising programs and services and/or prevent or deter our users from accessing our networks. Our activities and the activities of third party contractors involve the storage and transmission of proprietary and personal information. Accordingly, security breaches could expose us to a risk of loss or litigation and possible liability. We cannot assure that contractual provisions attempting to limit our liability in these areas will be successful or enforceable, or that other parties will accept such contractual provisions as part of our agreements.

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

        In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, although we have completed our system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, ongoing compliance with Section 404 requires that we continue to incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and have engaged outside accounting and advisory services with appropriate public company experience and technical accounting knowledge to assist with these ongoing compliance efforts. If we or our independent registered public accounting firm identifies future deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, as was the case for both the year-end audit of 2008 and for the current fiscal quarter, Q3 of 2009, the market price of our stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which would require additional financial and management resources.

We have received two deficiency letters from The Nasdaq Stock Market within the past six months relating to our failure to maintain compliance with Nasdaq's Listing Rule 5520(c)(1) as a result of our failure to timely file Securities and Exchange Commission reports. Nasdaq granted us an exception from the rule in each of these cases, but if we fail to comply with Nasdaq's listing rules in the future, Nasdaq may decide not to grant an additional exception. If we are unable to comply with Nasdaq's listing rules in the future and they do not grant an exception, we may be delisted by Nasdaq, which would have a material adverse effect on the trading volume of our stock and, likely, our stock price.

        On May 14, 2009, we received a Nasdaq Staff Deficiency letter indicating that we were not in compliance with the filing requirement under Nasdaq Marketplace Rule 4310(c)(14) due to our failure to timely file our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009. On November 13, 2009, we received a second Nasdaq Staff Deficiency letter indicating that we were not in compliance with the filing requirement under Nasdaq Marketplace Rule 5250(c)(1) due to our failure to timely file our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009. Nasdaq granted us an exception from the rule in each of these cases and gave us the opportunity to become current with our compliance. As a result of filing this Form 10-Q for the quarter ended September 30, 2009, we are now current with our SEC reporting requirements, and believe that we are in compliance with the relevant listing rule. We expect to hear confirmation of this compliance from Nasdaq in the coming days.

        However, if we fail to comply with Nasdaq's listing rules in the future, Nasdaq may decide not to grant us additional exceptions to listing rules. If we are unable to comply with Nasdaq's listing rules in the future and they do not grant us an exception, we may be delisted by Nasdaq, which would have a material adverse effect on the trading volume of our stock and, likely, our stock price. A limited public market for our common shares may limit your ability to sell your shares, and may also result in other negative implications, including the potential loss of confidence by customers, strategic partners and employees, and loss of institutional investor interest in our common stock.

We have identified material weaknesses in our internal controls over financial reporting, which have not been fully remediated. In addition, we may experience additional material weaknesses in the future. Any material weaknesses in our internal control over financial reporting or our failure to remediate such material weaknesses could result in a material misstatement in our financial statements not being prevented or detected and could adversely affect investor confidence in the accuracy and completeness of our financial statements, as well as our stock price.

        We have identified material weaknesses in our internal control over financial reporting relating to accounting for aging customer credits and unallocated general accrual accounting, and accounting for certain complex online service revenue transactions. These material weaknesses and our remediation plans are described further in Item 4 in this Quarterly Report on Form 10-Q. Material weaknesses in our internal control over financial reporting could result in material misstatements in our financial statements not being prevented or detected. Although we have implemented a Sarbanes-Oxley Remediation Plan, we may experience difficulties or delays in achieving goals under this plan and completing remediation, or may not be able to successfully remediate material weaknesses at all. Any material weakness or unsuccessful remediation could harm investor confidence in the accuracy and completeness of our financial statements, which in turn could harm our business and have an adverse effect on our stock price and our ability to raise additional funds.

Our prior restatements, and the delay in our filing of this Quarterly Report on Form 10-Q has had, and may continue to have, an adverse impact on us, including increased costs, and the possibility of legal or administrative proceedings.

        In June 2009, we restated a number of our previously filed financial statements as a result of an error in the manner in which we recognized certain online revenue. In November 2009, we identified an improper accounting practice related to certain customer credits being improperly removed as liabilities from our balance sheet, and as a result, delayed the filing of our this Quarterly Report on Form 10-Q for the quarter ended September 30, 2009. We incurred substantial unanticipated costs for accounting, legal and other advisory fees in 2009 and 2010 in connection with these matters, and although the these matters are now resolved, we may incur additional related costs. The Securities and Exchange Commission may have comments on, or may wish to review, matters relating to our restatements and our delay in filing of our Form 10-Q, which may divert more of our management's time and attention, and cause us to incur additional costs. Similarly, in the event litigation is pursued or other relief is sought by persons asserting claims for damages allegedly resulting from or based on these matters, or events related thereto, we may incur additional defense costs beyond our insurance coverage regardless of their outcome. Likewise, such events might cause a diversion of our management's time and attention. If we do not prevail in any such actions, we could be required to pay substantial damages or settlement costs.

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

        In the course of our operating history, we have acquired assets and businesses. Some of our acquisitions have resulted in the recording of a significant amount of goodwill and/or intangible assets on our financial statements. We had approximately $103 million of goodwill and net intangible assets as of September 30, 2009. The goodwill and/or intangible assets were recorded because the fair value of the net tangible assets acquired was less than the purchase price. We may not realize the full value of the goodwill and/or intangible assets. As such, we evaluate goodwill and other intangible assets with indefinite useful lives for impairment on an annual basis or more frequently if events or circumstances suggest that the asset may be impaired. We evaluate other intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. If goodwill or other intangible assets are determined to be impaired, we will write off the unrecoverable portion as a charge to our earnings. If we acquire new assets and businesses in the future, as we intend to do, we may record additional goodwill and/or intangible assets. The possible write-off of the goodwill and/or intangible assets could negatively impact our future earnings and, as a result, the market price of our common stock could decline.

We will record substantial expenses related to our issuance of stock-based compensation which may have a material negative impact on our operating results for the foreseeable future.

        Our stock-based compensation expenses are expected to be significant in future periods, which will have an adverse impact on our operating income and net income. We use highly subjective assumptions, including the option's expected life and the price volatility of the underlying stock. Changes in the subjective input assumptions can materially affect the amount of our stock-based compensation expense. In addition, an increase in the competitiveness of the market for qualified employees could result in an increased use of stock-based compensation awards, which in turn would result in increased stock-based compensation expense in future periods.

The trading value of our common stock may be volatile and decline substantially.

        The trading price of our common stock is likely to be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this "Risk Factors" section and elsewhere in this prospectus, these factors include:

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

        In addition, the stock market in general, and historically the market for Internet-related companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company's securities. This litigation, if instituted against us, could result in substantial costs, divert our management's attention and resources and harm our business, operating results and financial condition.

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

        Various provisions in our certificate of incorporation and bylaws could delay, prevent or make more difficult a merger, tender offer, proxy contest or change of control. Our stockholders might view any transaction of this type as being in their best interest since the transaction could result in a higher stock price than the then-current market price for our common stock. Among other things, our certificate of incorporation and bylaws:

  •
  authorize our board of directors to issue preferred stock with the terms of each series to be fixed by our board of directors, which could be used to institute a "poison pill" that would work to dilute the share ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board;

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

        If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. A large portion of our outstanding shares of common stock are held by our officers, directors and affiliates. Two of our affiliates are venture capital funds, which are typically structured to have a finite life. As these venture capital funds approach or pass the life of the fund, their decision to sell or hold our stock may be based not only on the underlying investment merits of our stock, but also on the requirements of their internal fund structure. Our directors, executive officers and affiliates beneficially own approximately 27 million shares of our common stock, which represents 65% of our shares outstanding as of September 30, 2009. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline substantially.

A limited number of stockholders will have the ability to influence the outcome of director elections and other matters requiring stockholder approval.

        Our directors, executive officers and affiliates beneficially own approximately 65% of our outstanding common stock. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the election of directors, the amendment of our certificate of incorporation and bylaws and the approval of mergers or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by other stockholders.

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

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

Item 5.    Other Information

        None.

Item 6.    Exhibits

        (a)   Exhibits

10.1	First Amendment (dated August 30, 2007) to Credit Facility Agreement dated August 30, 2006 between the Registrant and Citizens Bank of Massachusetts.
10.2	Second Amendment (dated December 18, 2008) to Credit Facility Agreement between the Registrant and Citizens Bank of Massachusetts, dated August 30, 2006.
10.3	Third Amendment (dated December 17, 2009) to Credit Facility Agreement dated August 30, 2006 between the Registrant and Citizens Bank of Massachusetts.
10.4	First Amendment (dated December 17, 2009) to Revolving Promissory Note dated August 30, 2006 between the Registrant and Citizens Bank of Massachusetts.
10.5
Waiver of Specified Covenants (dated December 17, 2009) for Credit Facility Agreement dated August 30, 2006 between the Registrant and Citizens Bank of Massachusetts, now known as RBS Citizens, National Association.
10.6
Waiver of Specified Covenants (dated January 28, 2010) for Credit Facility Agreement dated August 30, 2006 between the Registrant and Citizens Bank of Massachusetts, now known as RBS Citizens, National Association.
31.1	Certification of Greg Strakosch, Chief Executive Officer of TechTarget, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, dated February 8, 2010.
31.2	Certification of Eric Sockol, Chief Financial Officer and Treasurer of TechTarget, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, dated February 8, 2010.
32.1
Certifications of Greg Strakosch, Chief Executive Officer of TechTarget, Inc. and Eric Sockol, Chief Financial Officer and Treasurer of TechTarget, Inc. pursuant to 18 U.S.C. Section 1350, dated February 8, 2010.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECHTARGET, INC (Registrant)
Date: February 8, 2010	By:	/s/ GREG STRAKOSCH Greg Strakosch, Chief Executive Officer (Principal Executive Officer)
Date: February 8, 2010	By:	/s/ ERIC SOCKOL Eric Sockol, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)