Form 10-K
period 2009-12-31
TechTarget Inc
filed 2010-03-16
CIK 1293282

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 1-33472

TechTarget, Inc.
(Exact name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-3483216 (I.R.S. Employer Identification No.)
275 Grove Street Newton, Massachusetts (Address of Principal Executive Offices)	02466 (Zip Code)
Registrant's telephone number, including area code: (617) 431-9200

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

          The aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $51.3 million as of June 30, 2009 (based on a closing price of $4.00 per share as quoted by the Nasdaq Global Market as of such date). In determining the market value of non-affiliate common stock, shares of the registrant's common stock beneficially owned by officers, directors and affiliates have been excluded. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

          The registrant had 42,285,769 shares of Common Stock, $0.001 par value per share, outstanding as of February 26, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

          Part III of this Annual Report incorporates by reference certain information from the registrant's definitive proxy statement for the 2010 annual meeting of shareholders.

        This Annual Report on Form 10-K contains forward-looking statements that are based on the beliefs of management and assumptions made by and information currently available to them. The words "expect," "anticipate," "believe," "may," "estimate," "intend" and similar expressions are intended to identify such forward-looking statements. Forward-looking statements involve risks, uncertainties and assumptions including those described in "Risk Factors," which could cause our actual results to be materially different from results expressed or implied by such forward-looking statements.

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

        IT professionals rely on our websites for key decision support information tailored to their specific areas of responsibility. We complement our online offerings with targeted in-person events that enable advertisers to engage buyers at critical stages of their decision-making process for IT purchases. We work with our advertiser customers to develop customized marketing programs, often providing them with multiple offerings in order to more effectively target their desired audience. Our service offerings address both lead generation and branding objectives of our advertising customers. The majority of our 2009 revenues are associated with lead generation advertising campaigns.

        As IT professionals have become increasingly specialized, they have come to rely on our sector-specific websites for purchasing decision support. Our content strategy enables IT professionals to navigate the complex and rapidly changing IT landscape where purchasing decisions can have significant financial and operational consequences. Our content strategy includes three primary sources of content which IT professionals use to assist them in their pre-purchase research: independent content, vendor generated content and user generated content. As of December 31, 2009, we employed over 100 full-time editors who create original content tailored for specific audiences, which we complement with content through our association with outside industry experts. In addition to utilizing our independent content, registered members are able to conduct their pre-purchase research by accessing vendor content such as white papers, webcasts, videocasts, virtual events and podcasts, across our network of websites. Our network of websites also allows users to seamlessly interact and contribute content which is highly valued by IT professionals during their research process.

        We have a large and growing base of registered members, which totaled approximately 8.5 million as of December 31, 2009. The targeted nature of our user base enables IT vendors to reach a specialized audience efficiently because our content is highly segmented and aligned with the IT vendors' specific products. Since our founding in 1999, we have developed a broad customer base. During 2009 we delivered advertising campaigns for approximately 1,100 customers. No one customer represented more than 10% of revenues and the quarterly renewal rate of our top 100 customers has consistently exceeded 90%. We generated revenues of approximately $86.5 million in 2009, down from approximately $104.5 million in 2008. Over the same period, our Adjusted EBITDA decreased from approximately $21 million in 2008 to approximately $14 million in 2009.

Available Information

        Our website address is www.techtarget.com. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on

Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (SEC). Our reports filed with the SEC are also available at the SEC's website at www.sec.gov. Our Code of Business Conduct and Ethics, and any amendments to our Code of Business Conduct and Ethics Corporate Governance Guidelines and Board Committee Charters, are also available on our website. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. The public may read and copy any materials that we file with the SEC at the SEC's Public Reading Reference Room at 100 F Street NE, Washington, DC 20549, and the public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

  •
  The Internet Improves Advertisers' Ability to Increase and Measure Return on Investment.  Advertisers are increasingly focused on measuring and improving their return on investment, or ROI. Before the advent of Internet-based marketing, there were limited tools for accurately measuring the results of marketing campaigns in a timely fashion. The Internet has enabled advertisers to track individual users and their responses to their marketing programs. With the appropriate technology, vendors now have the ability to assess and benchmark the efficacy of their online advertising campaigns cost-effectively and in real-time. As a result, advertisers are now increasingly demanding a measurable ROI across all forms of media.

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

Corporate IT Purchasing

        The trends toward targeted content channels, increased focus on ROI by advertisers and Internet-based product research are evident in the corporate IT market. Over the past two decades, corporate IT purchases have grown in size and complexity. The corporate IT market is comprised of multiple, large sectors, such as storage, security and networking. Each of these sectors can, in turn, be further divided into sub-sectors that contain products addressing the areas of specialization within an enterprise's IT environment. For example, within the multi-billion dollar storage sector, there are numerous sub-sectors such as storage area networks, storage management software and backup software. Furthermore, the products in each sub-sector may service entirely independent markets. For example, backup software for use in Windows environments can be distinct from that designed for use in Linux environments.

        In view of the complexities, high cost and importance of IT decision-making, corporate IT purchasing decisions are increasingly being researched by teams of functional experts with specialized knowledge in their particular areas, rather than by one central IT professional, such as a chief information officer. The corporate IT purchasing process typically requires a lengthy sales cycle. The "sales cycle" is the sequence of stages that a typical customer goes through when deciding to purchase a product or service from a particular vendor. Key stages of a sales cycle typically consist of a customer recognizing or identifying a need; identifying possible solutions and vendors through research and evaluation; and finally, making a decision to purchase the product or service. Through various stages of this sales cycle, IT professionals rely upon multiple inputs from independent experts, peers and IT vendors. Although there is a vast amount of information available, the aggregation and validation of these inputs from various sources can be difficult and time-consuming.

        The long sales cycle for corporate IT purchases, as well as the need for information support, requires substantial investment on the part of IT vendors, which drives the significant marketing expenditures in the corporate IT market. In addition, technology changes at an accelerated pace and there are often multiple solutions to a particular IT need. With each new product or product enhancement, IT vendors implement new advertising campaigns and IT professionals must research new technologies.

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

        IT advertisers seek high-ROI marketing platforms that provide access to the specific sectors of IT buyers that align with the solutions they sell. Traditional IT media companies with print-based revenue models service a large circulation with broad content. This minimizes the likelihood of a vendor reaching a buyer while he or she is actively researching the purchase of a solution that falls within the vendor's particular market sector. Although the Internet now offers advertisers a superior means to reach IT buyers while they are conducting research, the web properties operated by these traditional IT media companies offer online content and audiences that are in many cases derivative of their existing print efforts. Without a more targeted marketing platform oriented to IT professionals' need for decision support for specialized IT purchases, traditional IT media companies have faced difficulty meeting the ROI needs of IT marketers.

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

  •
  Large and Growing Community of Registered Members.  We have built a registered member database with detailed business information on approximately 8.5 million IT professionals as of December 31, 2009. We have collected detailed business and technology profiles with respect to our registered members, which allows us to provide them with more specialized content and our advertisers with highly targeted audiences and sales leads.

  •
  Strong Advertiser Relationships.  Since our founding in 1999, we have developed a broad customer base that now comprises approximately 1,100 active advertisers and the quarterly renewal rate of our top 100 customers has consistently exceeded 90%.

  •
  Substantial Experience in Online Media.  We have over ten years of experience in developing our online media content, with a focus on providing targeted information to IT professionals and a targeted audience to vendors. Our experience enables us to develop new online properties rapidly, and to acquire and efficiently integrate select properties that further serve IT professionals. We have also developed an expertise in implementing integrated, targeted marketing campaigns designed to maximize the measurability of, and improvement in, ROI.

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

        Our solution increases efficiency for both IT professionals and IT vendors. It facilitates the ability of IT professionals to find specific information related to their purchase decisions, while enabling IT vendors to reach IT buyers that are actively researching specific solutions related to vendors' products and services. Set forth below are several ways our solution benefits IT professionals and IT vendors:

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

  •
  Generates Measurable, High ROI.  Our targeted online content offerings enable us to generate and collect valuable business information about each user and his or her technology preferences. This information is provided by users prior to accessing specific content and can be further customized to advertisers' needs to support their advertising programs. As users access sponsored content, we register and process this information, and deliver qualified actionable leads in real-time. As a result, our advertisers are able to measure and improve the ROI on their advertising expenditures with us.

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

  •
  Maximizes Awareness and Shortens the Sales Cycle.  As a leading distributor of vendor-provided IT white papers, webcasts, videocasts, virtual events, and podcasts, we offer IT vendors the opportunity to educate IT professionals during the research process, prior to any direct interaction with vendor salespeople. By distributing proprietary content and reaching their target audiences via our platform, IT vendors can educate audiences, demonstrate their product capabilities and proactively brand themselves as specific product leaders. As a result, an IT professional is knowledgeable about the vendors' specifications and product by the time he or she engages with the vendor, which reduces time and cost expended by the vendor's sales force.

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

  •
  Expand Our International Presence.  We intend to expand our addressable market by continuing to increase our presence in countries outside the United States. Having launched our own websites in the United Kingdom in 2008, and in India and Spain in 2009, we expect to penetrate foreign markets further by directly launching additional sector specific websites in the UK, Spain and India and in additional foreign markets, as well as by licensing our content in new foreign territories and if deemed appropriate making strategic acquisitions and investments in overseas entities. During 2009, less than 5% of our revenues were derived from international customers. We believe many of the current trends contributing to our domestic online revenue opportunity also are occurring in international markets and therefore present a future revenue opportunity.

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

        The diagram below provides a representation of the media services provided by our platform and the media groups we currently use to categorize our content offerings:

The Most Targeted IT Media *Where Serious Technology Buyers Decide*

Opt-in E-Newsletters
Contextual Advertising
Sponsorship and Banners
Video
White Papers
Webcasts
Podcasts
Virtual Events
List Rentals
Software Comparisons
TechTarget®
Where Serious Technology Buyers Decide
IT Resources
ITKnowledgeExchange.com
Whatis.com
Bitpipe.com
KnowledgeStorm.com
CIO/IT Strategy
SearchCIO.com
SearchCIO-Midmarket.com
SearchHealthIT.com
SearchCompliance.com
SearchCIO.in
Storage
SearchStorage.com
SearchDataBackup.com
SearchSMBStorage.com
SearchDisasterRecovery.com
SearchStorage.co.UK
SearchStorage.es
Data Center/Platforms
SearchDataCenter.com
SearchEnterpriseLinux.com
SearchWindowsServer.com
SearchWinIT.com
SearchEnterpriseDesktop.com
Search400.com
SearchDataCenter.in
Vertical Software (2020software.com)
Construction
Accounting
Manufacturing
Medical
HR
Enterprise Applications
SearchCRM.com
SearchDataManagement.com
SearchSAP.com
SearchManufacturingERP.com
SearchOracle.com
SearchSQLServer.com
SearchExchange.com
SearchDomino.com
Virtualization
SearchServerVirtualization.com
SearchVMware.com
SearchCloudComputing.com
SearchVirtualDesktop.com
BrianMadden.com
SearchVirtualDataCentre.co.UK
Application Development
SearchSOA.com
ebizQ.net
SearchSoftwareQuality.com
TheServerSide.com
TheServerSide.NET
Ajaxian.com
SearchWinDevelopment.com
Security
SearchSecurity.com
SearchFinancialSecurity.com
SearchMidmarketSecurity.com
SearchSecurity.co.UK
SearchSecurity.in
Channel
SearchITChannel.com
SearchStorageChannel.com
SearchSecurityChannel.com
SearchSystemsChannel.com
SearchNetworkingChannel.com
Networking
SearchNetworking.com
SearchEnterpriseWAN.com
SearchUnifiedCommunications.com
SearchMobileComputing.com
SearchTelecom.com
Product Reviews
NotebookReview.com
DesktopReview.com
PrinterComparison.com
TabletPCReview.com
Brighthand.com
DigitalCameraReview.com

Media Groups

        Based upon the logical clustering of our users' respective job responsibilities and the marketing focus of the products that our customers are advertising, we currently categorize our content offerings across ten distinct media groups. Each of these media groups services a wide range of IT vendor sectors and sub-sectors and is driven by the key areas of IT professionals' interests described below:

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

  •
  Data Center and Virtualization Technologies.  Data centers house the systems and components, such as servers, storage devices, routers and switches, utilized in large-scale, mission-critical computing environments. A variety of trends and new technologies have reinvigorated the data center as a priority among IT professionals. Technologies, such as blade servers and server virtualization, have driven renewed investment in data center-class computing solutions. Server consolidation is now a focus, driven by the decline in large-scale computing prices relative to distributed computing models. These trends have put pressure on existing data center infrastructure and are driving demand for solutions that address this. For example, the deployment of high-density servers has led to increased heat output and energy consumption in data centers. Power and cooling have thus become a significant cost in IT budgets, making data center energy efficiency a priority. Our key online properties in this sector provide targeted information on the IT vendors, technologies and solutions that serve these sub-sectors. Our properties in this sector include SearchDataCenter.com, covering disaster recovery, power and cooling, mainframe and UNIX servers, systems management, and server consolidation; SearchEnterpriseLinux.com, focused on Linux migration and infrastructures; Search400.com, covering mid-range computing. SearchServervirtualization.com covers the decision points and alternatives for implementing server virtualization, while SearchVMware.com and RTFM-ed.co.uk focus on managing and building out virtual environments on the most widely-installed server virtualization platform. The Transforming your Data Center seminar series hosts key decision makers from large data centers and covers key issues such as server virtualization, cloud computing vs. co-location and data center transformation and re-architecture.

    We also cover servers, application and desktop solutions deployed in distributed computing environments. The dominant platform, Windows®, no longer represents an offering of discrete operating systems, but rather a diverse computing environment with its own areas of specialization around IT functions such as database administration and security. As Windows servers have become more stable and scalable, they have taken share in data centers, and currently represent one of the largest server sub-sectors. Given the breadth of the Windows market, we have segmented our Windows-focused media based on IT professionals' infrastructure responsibilities and purchasing focus. Our online properties in this sector include SearchWinServer.com, covering servers, storage, and systems management; SearchSQLServer.com, SearchDomino.com, SearchExchange.com and SearchWinIT.com, each targeted toward senior management for distributed computing environments. This network of sites provides resources and advice to IT professionals pursuing solutions related to such topics as Windows backup and storage, server consolidation, and upgrade planning. SearchEnterpriseDesktop.com, SearchDesktopVirtualization.com, BrianMadden.com and LabMice.net all focus on the deployment and management of end-user computing environments. Combined with our two properties that focus on server virtualization, SearchDesktopVirtualization.com and BrianMadden.com, each focusing on desktop virtualization, gives us a comprehensive offering addressing the in fast-growing area of virtualization technologies. Our online offerings in this sector are supplemented by in-person regional seminars. Our BriForum conference focuses on desktop virtualization and related technologies.

  •
  CIO/IT Strategy Media Group.  Our CIO/IT Strategy media group provides content targeted at Chief Information Officers, or CIOs, and senior IT executives, enabling them to make informed IT purchases throughout the critical stages of the purchase decision process. CIOs' areas of interest generally align with the major sectors of the IT market; however, CIOs increasingly are focused on the alignment between IT and their businesses' operations. Because businesses' IT strategies vary significantly based upon company size, we have segmented the CIO market by providing specific guidance to CIOs of large enterprises, mid-market enterprises and SMBs. Data center consolidation, compliance, ITIL/ IT service management, disaster recovery/business continuity, risk management and outsourcing (including software-as-a-service and cloud computing) have all drawn the attention of IT executives who need to understand the operational and strategic implications of these issues and technologies on their businesses. Accordingly, our targeted information resources for senior IT executives focus on ROI, implementation strategies, best practices and comparative assessment of vendor solutions related to these initiatives. Our online properties in this sector include SearchCIO.com, which provides

    CIOs in large enterprises with strategic information focused on critical purchasing decisions; SearchCIO-Midmarket.com, which targets IT managers at small to medium-sized businesses; and SearchCompliance.com, which provides advice on IT-focused regulations and standards to IT and business executives and other senior IT managers. The CIO/IT Strategy Group also includes online resources and events targeted to IT decision makers in prominent vertical industries. SearchHealthIT.com provides strategic IT purchasing information and advice to senior IT and clinical professionals in hospitals, medical centers, university health centers and other care delivery organizations, as well as organizations in the life sciences sector.

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

  •
  Application Development.  The application development sector is comprised of a broad landscape of tools and languages that enable developers, architects and project managers to build, customize and integrate software for their businesses. Our application development online properties focus on development in enterprise environments, the underlying languages such as .NET, Java and XML as well as related application development tools and integrated development environments or IDEs. Several trends have had a profound impact on this sector and are driving growth. The desire for more flexible and interoperable applications architecture continues to propel interest in SOA, BPM and web services technologies. Application integration, application testing and security, as well as AJAX and rich Internet applications are also key areas of continuing focus for vendors and developers. Our online properties in this sector include TheServerSide.com and TheServerSide.NET which host independent communities of developers and architects using Java and ..NET respectively. Ajaxian.com serves web developers of rich internet applications and SearchWinDevelopment.com serves Windows developers who use the .Net platform. SearchSoftwareQuality.com offers content focused on application testing and quality assurance while SearchSOA.com and eBizQ.net serve Architects, IT Managers and Line of Business Executives who are interested in building out service oriented architectures, BPM and working with related technologies. Our online properties are supplemented by conferences on enterprise application development technologies.

  •
  Channel.  Our Channel properties address the information needs of channel companies—classified as resellers, value added resellers, solution providers, systems integrators, managed service providers, and consultants—in the IT market. As IT professionals have become more specialized, IT vendors actively have sought resellers with specific expertise in the vendors' sub-sectors. Like IT professionals, channel solution providers now require more focused technical content in order to operate successfully in their sectors. The resulting dynamics in the channel are well-suited to our integrated, targeted content strategy. Our online properties in this sector include SearchITchannel.com, SearchStorageChannel.com, SearchSecurityChannel.com, SearchNetworkingChannel.com and SearchSystemsChannel.com. As channel companies resell, service and support hardware, software and services from vendors in a particular IT sector, the key areas of focus tend to parallel those for the sub-sectors addressed by our IT-focused properties: for storage, backup, storage virtualization and network storage solutions such as fibre channel SANs, NAS, IP SANs; for security, intrusion defense, compliance and identity management; for networking, wireless, network security and VoIP; for systems, blade servers, consolidation and server virtualization.

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

User Generated Content and Vendor Content

        ITKnowledgeExchange.com is a site devoted entirely to user generated content, and represents our most concerted effort to date to facilitate peer to peer interaction amongst our users via blogs and a Question and Answer section. The site incorporates a number of important Web 2.0 features, such as the use of tag-based navigation that allows users to self-classify content, and wiki-based Q&A functionality that allows them to collaborate with each other to respond to technical questions and product recommendations submitted by other users.

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

        Our lead generation offerings include the following:

  •
  White Papers.  White papers are technical documents created by IT vendors to describe business or technical problems which are addressed by the vendors' products or services. IT vendors pay us to have their white papers distributed to our users and receive targeted promotion on our relevant websites. Prior to viewing white papers, our registered members and visitors supply their corporate contact information and agree to receive further information from the vendor. The corporate contact and other qualification information for these leads are supplied to the vendor in real time through our proprietary lead management software.

  •
  Webcasts, Podcasts and Videocasts.  IT vendors pay us to sponsor and host webcasts, podcasts, and videocasts that bring informational sessions directly to attendees' desktops and, in the case of podcasts, directly to their mobile devices. As is the case with white papers, our users supply their corporate contact and qualification information to the webcast, podcast or videocast sponsor when they view or download the content. Sponsorship includes access to the registrant information and visibility before, during and after the event.

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

Customers

        We market to IT vendors targeting a specific audience within an IT sector or sub-sector. We maintain multiple points of contact with our customers in order to provide support throughout a given organization and during critical stages of the sales cycle. As a result, individual customers often run multiple advertising programs with us in order to reach discrete portions of our targeted audience. Our services are generally delivered under short-term contracts that run for the length of a given advertising program, typically less than 6 months in length. Since our founding in 1999, we have developed a broad customer base that now comprises approximately 1,100 active advertisers. During 2009, no one customer represented more than 10% of revenues and the quarterly renewal rate of our top 100 customers has consistently exceeded 90%.

Sales and Marketing

        Since our inception in 1999, we have maintained an internal direct sales department that works closely with existing and potential customers to develop customized marketing programs that provide highly targeted access to IT professionals. We organize the sales force by the sector-specific media groups that we operate, as well as a national accounts team that works with our largest advertisers. We believe that our sector-specific sales organization and integrated approach to our service offerings allows our sales personnel to develop a high level of expertise in the specific sectors they cover, and to create effective marketing programs tailored to the customer's specific objectives. As of December 31, 2009, our sales and marketing staff consisted of 195 people. The majority of our sales staff is located in our Newton, Massachusetts headquarters and our office in San Francisco, California.

        We pursue a variety of marketing initiatives designed to support our sales activities by building awareness of our brand to IT vendors, and positioning ourselves as a "thought leader" in ROI-based marketing. These initiatives include purchasing online and event sponsorships in media vehicles that target the technology advertising market, as well as engaging in direct communications with the database of advertising contacts we have built since inception. Examples of our direct communications include selected direct mail updates on new product launches and initiatives. We also produce in-person events, videocasts and white papers for technology marketers where we provide information on the latest best practices in the field of online marketing. Additionally we publish a blog for marketers entitled "My Educated Guess", which we use as a thought leadership vehicle to promote our ideas and viewpoints on a myriad of online subjects.

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

Competition

        We compete for potential advertisers with a number of different types of companies, including: broad-based media outlets, such as television, newspapers and business periodicals that are designed to reach a wide audience; general purpose portals and search engines; and offline and online offerings of media companies that produce content specifically for IT professionals. The market for advertisers is highly competitive, and in each of the sectors we serve as well as across the services we offer, our primary competitors are the media companies that produce content specifically for IT professionals. Our four primary competitors for advertisers, each of which possess substantial resources to compete, are United Business Media, International Data Group, CNet and Ziff Davis Enterprise, Inc. In the online market we generally compete on the basis of target audience, quality and uniqueness of information content, ease of use of our websites for IT professionals, and the quality and quantity of sales leads generated for advertisers. Our events generally compete on the basis of the quality and integrity of our content offerings, the quality of our attendees, and the ability to provide events that meet the needs of particular sector segments. As with the competition for advertisers, we compete for the users who comprise our target audiences primarily with the media companies that produce content specifically for IT professionals such as United Business Media, International Data Group, CNet and Ziff Davis Enterprise, Inc.

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

        CAN-SPAM Act.    Effective January 1, 2004, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the CAN-SPAM Act, became effective. The CAN-SPAM Act regulates commercial e-mails and provides a right on the part of the recipient to request the sender to stop sending messages, and establishes penalties for the sending of e-mail messages that are intended to deceive the recipient as to source or content. Under the CAN-SPAM Act, senders of commercial e-mails (and other persons who initiate those e-mails) are required to make sure that those e-mails do not contain false or misleading transmission information. Commercial e-mails are required to include a valid return e-mail address and other subject heading information so that the sender and the Internet location from which the message has been sent are accurately identified. Recipients must be furnished with an electronic method of informing the sender of the recipient's decision not to receive further commercial e-mails. In addition, the e-mail must include a postal address of the sender and notice that the e-mail is an advertisement. The CAN-SPAM Act may apply to the e-newsletters that our websites distribute to registered members and to some of our other commercial e-mail communications. However, on May 12, 2008, the FTC issued additional regulations related to the CAN-SPAM Act, including interpretations of the Act that indicate that e-newsletters, such as those we distribute to our registered members, would be exempt from most of the provisions of the CAN-SPAM Act. At this time, we are applying the CAN-SPAM requirements to these e-mail communications, and believe that our e-mail practices comply with the requirements of the CAN-SPAM Act.

        Other Consumer Protection Regulation.    The FTC and many state attorneys general are applying federal and state consumer protection laws to require that the online collection, use and dissemination of data, and the presentation of Web site content, comply with certain standards for notice, choice, security and access. Courts may also adopt these developing standards. In many cases, the specific limitations imposed by these standards are subject to interpretation by courts and other governmental authorities. In addition, on December 20, 2007, the FTC published for public comment proposed principles to address consumer privacy issues that may arise from so-called "behavioral targeting" (i.e. the tracking of a user's online activities in order to deliver advertising tailored to his or her interests) and to encourage industry self-regulation. On February 12, 2009, following public comment, the FTC released a Staff Report with its revised principles for self-regulation of behavioral targeting. Although the FTC excluded from the principles both "first-party" behavioral advertising and contextual advertising, with respect to other types of behavioral targeting that include the storage of more, and potentially sensitive, data or that collects information outside of the "traditional Web site context" (such as through a mobile device or by an ISP), the FTC has stated that it will continue to evaluate self-regulatory programs. We believe that we are in compliance with the consumer protection standards that apply to us, but a determination by a state or federal agency or court that any of our practices do not meet these standards could create liability to us, result in adverse publicity and affect negatively our businesses. New interpretations of these standards could also require us to incur additional costs and restrict our business operations.

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

Intellectual Property

        We regard our copyrights, domain names, trademarks, trade secrets and similar intellectual property as critical to our success, and rely upon copyright, trademark and trade secrets laws, as well as confidentiality agreements with our employees and others, and protective contractual provisions to protect the proprietary technologies and content that we have developed. We pursue the registration of our material trademarks in the United States and elsewhere. Currently, our TechTarget trademark and logo, as well as the KnowledgeStorm and certain other marks and logos are registered federally in the United States and selected foreign jurisdictions and we have applied for U.S. and foreign registrations for various other marks. In addition, we have registered over 1,000 domain names that are or may be relevant to our business, including "www.techtarget.com," "www.knowledgestorm.com," "www.bitpipe.com," "www.technologyguide.com" and those leveraging the "search" prefix used in the branding of many of our websites. We also incorporate a number of third-party software products into our technology platform pursuant to relevant licenses. Some of this software is proprietary and some is open source. We use third-party software to maintain and enhance, among other things, the content generation and delivery, and support our technology infrastructure. We are not substantially dependent upon these third-party software licenses and we believe the licensed software is generally replaceable, by either licensing or purchasing similar software from another vendor or building the software functions ourselves.

Employees

        As of December 31, 2009, we had approximately 530 employees. Our current employees are not represented by a labor union and are not the subject of a collective bargaining agreement. We believe that we have a good relationship with our employees.

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

        The primary source of our revenues is the sale of advertising to our customers. Our advertising revenues accounted for approximately 98% of our total revenues for the year ended December 31, 2009. We believe that advertising spending on the Internet, as in traditional media, fluctuates significantly as a result of a variety of factors, many of which are outside of our control. These factors include:

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

        We compete for potential advertisers with a number of different types of offerings and companies, including: broad-based media outlets, such as television, newspapers and business periodicals that are designed to reach a wide audience; general purpose portals and search engines; and offline and online offerings of media companies that produce content specifically for IT professionals, including International Data Group, United Business Media, CNet and Ziff Davis Enterprise. Advertisers may choose our competitors over us not only because they prefer our competitors' online and events offerings to ours, but also because advertisers prefer to utilize other forms of advertising offered by our competitors that are not offered by us. Although less than 5% of our revenues for the year ended December 31, 2009 were derived from advertisers located outside of North America, as we continue to expand internationally, as we did in 2008 by operating our own websites in the United Kingdom and in 2009 in India and Spain, we expect to compete with many of the competitors mentioned above, as well as with established media companies based in particular countries or geographical regions. Many of these foreign-based media companies will be larger than we are and will have established relationships with local advertisers. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. As a result, we could lose market share to our competitors in one or more of our businesses and our revenues could decline.

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

        We have license and other arrangements in various countries and maintain direct presences in the United Kingdom and India. In addition to facing many of the same challenges we face domestically, there are additional risks and costs inherent in expanding our business in international markets, including:

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

        In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, although we have completed our system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, ongoing compliance with Section 404 requires that we continue to incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and have engaged outside accounting and advisory services with appropriate public company experience and technical accounting knowledge to assist with these ongoing compliance efforts. If we or our independent registered public accounting firm identifies future deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, as was the case for the year-end audits of 2008 and 2009, the market price of our stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which would require additional financial and management resources.

We have received two deficiency letters from The Nasdaq Stock Market within the past year relating to our failure to maintain compliance with Nasdaq's Listing Rule 5520(c)(1) as a result of our failure to timely file Securities and Exchange Commission reports. Nasdaq granted us an exception from the rule in each of these cases, but if we fail to comply with Nasdaq's listing rules in the future, Nasdaq may decide not to grant an additional exception. If we are unable to comply with Nasdaq's listing rules in the future and they do not grant an exception, we may be delisted by Nasdaq, which would have a material adverse effect on the trading volume of our stock and, likely, our stock price.

        On May 14, 2009, we received a Nasdaq Staff Deficiency letter indicating that we were not in compliance with the filing requirement under Nasdaq Marketplace Rule 4310(c)(14) due to our failure to timely file our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2009. On November 13, 2009, we received a second Nasdaq Staff Deficiency letter indicating that we were not in compliance with the filing requirement under Nasdaq Marketplace Rule 5250(c)(1) due to our failure to timely file our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009. Nasdaq granted us an exception from the rule in each of these cases and gave us the opportunity to become current with our compliance. We are now current with our SEC reporting requirements, and are in compliance with the relevant listing rule.

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

        We have identified material weaknesses in our internal control over financial reporting relating to accounting for aging customer credits and unallocated general accrual accounting, and accounting for certain complex transactions involving revenue and stock-based compensation. These material weaknesses and our remediation plans are described further in Item 9A in this Annual Report on Form 10-K. Material weaknesses in our internal control over financial reporting could result in material misstatements in our financial statements not being prevented or detected. Although we have implemented a Sarbanes-Oxley Remediation Plan, we may experience difficulties or delays in achieving goals under this plan and completing remediation, or may not be able to successfully remediate material weaknesses at all. Any material weakness or unsuccessful remediation could harm investor confidence in the accuracy and completeness of our financial statements, which in turn could harm our business and have an adverse effect on our stock price and our ability to raise additional funds.

Our prior restatements, and the delay in our filing of several of our Periodic Reports has had, and may continue to have, an adverse impact on us, including increased costs, and the possibility of legal or administrative proceedings.

        In June 2009, we restated a number of our previously filed financial statements as a result of an error in the manner in which we recognized certain online revenue. In November 2009, we identified an improper accounting practice related to certain customer credits being improperly removed as liabilities from our balance sheet, and as a result, delayed the filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009. We incurred substantial unanticipated costs for accounting, legal and other advisory fees in 2009 and 2010 in connection with these matters, and although the these matters are now resolved, we may incur additional related costs.

        The Securities and Exchange Commission has commented on our Quarterly Report on Form 10-Q for the period ended September 30, 2009; we have responded to all questions in a manner we believe to be complete. However, the SEC may have further comments on that Report or others we may file, including this Annual Report on Form 10-K, which may divert more of our management's time and attention, and cause us to incur additional costs. Similarly, in the event litigation is pursued or other relief is sought by persons asserting claims for damages allegedly resulting from or based on these matters, or events related thereto, we may incur additional defense costs beyond our insurance coverage regardless of their outcome. Likewise, such events might cause a diversion of our management's time and attention. If we do not prevail in any such actions, we could be required to pay substantial damages or settlement costs.

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

        In the course of our operating history, we have acquired assets and businesses. Some of our acquisitions have resulted in the recording of a significant amount of goodwill and/or intangible assets on our financial statements. We had approximately $101 million of goodwill and net intangible assets as of December 31, 2009. The goodwill and/or intangible assets were recorded because the fair value of the net tangible assets acquired was less than the purchase price. We may not realize the full value of the goodwill and/or intangible assets. As such, we evaluate goodwill and other intangible assets with indefinite useful lives for impairment on an annual basis or more frequently if events or circumstances suggest that the asset may be impaired. We evaluate other intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. If goodwill or other intangible assets are determined to be impaired, we will write off the unrecoverable portion as a charge to our earnings. If we acquire new assets and businesses in the future, as we intend to do, we may record additional goodwill and/or intangible assets. The possible write-off of the goodwill and/or intangible assets could negatively impact our future earnings and, as a result, the market price of our common stock could decline.

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

        If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. A large portion of our outstanding shares of common stock are held by our officers, directors and affiliates. Two of our affiliates are venture capital funds, which are typically structured to have a finite life. As these venture capital funds approach or pass the life of the fund, their decision to sell or hold our stock may be based not only on the underlying investment merits of our stock, but also on the requirements of their internal fund structure. Our directors, executive officers and affiliates beneficially own approximately 27 million shares of our common stock, which represents 65% of our shares outstanding as of December 31, 2009. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline substantially.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        In the first quarter of 2010, our corporate headquarters were relocated from Needham, Massachusetts to Newton, Massachusetts for which the Company entered into an agreement to lease approximately 87,875 square feet of office space. The lease commenced in February 2010 and has a term of 10 years. We also have leases for 12,995 square feet of office space in San Francisco, California, which expires January 2013 and 7,339 square feet in Alpharetta, Georgia which expires in January 2011. In addition, we have a lease for 25,762 square feet of office space in Alpharetta, Georgia, which we currently sublease to a third party. The lease and sublease expire in November, 2010. We do not own any real property. We believe that our leased facilities are, in general, in good operating condition and adequate for our current operations and that additional leased space can be obtained if needed.

Item 3.    Legal Proceedings

        We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened litigation against us that could have a material adverse effect on our business, operating results or financial condition.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is listed on the Nasdaq Global Market under the trading symbol "TTGT". The following table sets forth the high and low sales prices of our common stock, as reported by the Nasdaq Global Market, for each quarterly period in 2009 and 2008:

	High	Low
Fiscal 2009
Quarter ended March 31, 2009	$4.99	$2.30
Quarter ended June 30, 2009	$5.38	$2.13
Quarter ended September 30, 2009	$8.00	$3.98
Quarter ended December 31, 2009	$6.94	$5.20
Fiscal 2008
Quarter ended March 31, 2008	$15.23	$10.49
Quarter ended June 30, 2008	$15.11	$10.56
Quarter ended September 30, 2008	$10.45	$6.00
Quarter ended December 31, 2008	$6.67	$2.31

        The closing sale price of our common stock, as reported by the Nasdaq Global Market, was $5.23 on February 26, 2010.

Holders

        As of February 26, 2010 there were approximately 150 stockholders of record of our common stock based on the records of our transfer agent.

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

  (b)
  Grants and Exercises of Stock Options.

          During 2009 and 2008, pursuant to our 2007 Stock Option and Incentive plan we granted stock options to purchase shares of common stock of 755,000 and 1,127,295, respectively, with a weighted average exercise price per share of $5.82 and $5.24, respectively. During 2009 and 2008, options exercised were 304,349 and 463,082, respectively.

          During 2009 and 2008, we granted restricted stock awards of 1,962,954 and 55,667, respectively, with a weighted average grant date fair value of $4.03 and $7.83, respectively.

          During 2007, prior to our initial public offering, we granted stock options to purchase 75,000 shares of our common stock with an exercise price of $13.00 per share to a director. During 2007, prior to our initial public offering, pursuant to our 1999 Stock Option Plan, we issued and sold 333,636 shares of our common stock upon the exercise of stock options for aggregate consideration of $0.2 million.

          During 2006, pursuant to our 1999 Stock Option Plan, we granted stock options to purchase 4,243,500 shares of common stock with a weighted average exercise price of $7.36 per share to our employees. During 2006, 371,634 options were exercised for aggregate consideration of $0.5 million.

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

Equity Compensation Plan Information

        Information relating to compensation plans under which our equity securities are authorized for issuance is set forth under "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in Item 12 below.

Stock Performance Graph

        The following graph compares the cumulative total return to stockholders of our common stock for the period from May 16, 2007, the date of our initial public offering, to December 31, 2009, to the cumulative total return of the Russell 2000 Index and the S&P 500 Media Industry Index for the same period. This graph assumes the investment of $100.00 on May 16, 2007 in our common stock, the Russell 2000 Index and the S&P 500 Media Industry Index and assumes any dividends are reinvested.

COMPARATIVE STOCK PERFORMANCE
Among TechTarget, Inc.
The Russell 2000 Index and
The S&P 500 Media Industry Index

COMPARISON OF 32 MONTH CUMULATIVE TOTAL RETURN*
Among TechTarget Inc, The Russell 2000 Index
And S&P 500 Media Industry

  *
  $100 invested on 5/16/07 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	5/16/07	6/30/07	9/30/07	12/31/07	3/31/08	6/30/08	9/30/08	12/31/08	3/31/09	6/30/09	9/30/09	12/31/09
TechTarget Inc	100.00	98.85	130.00	113.69	109.00	81.23	53.85	33.23	18.46	30.77	43.85	43.31
Russell 2000	100.00	101.82	98.67	94.15	84.83	85.33	84.38	62.34	53.02	63.99	76.32	79.28
S&P 500 Media Industry	100.00	99.00	91.26	82.87	77.06	74.30	68.14	52.85	45.21	55.97	67.50	75.33

        The information included under the heading "Stock Performance Graph" in Item 5 of this Annual Report on Form 10-K is "furnished" and not "filed" and shall not be deemed to be "soliciting material" or subject to Regulation 14A, shall not be deemed "filed" for purposes of Section 18 of the Securities Act of 1934, as amended, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Securities Act of 1934, as amended.

Item 6.    Selected Consolidated Financial Data

        The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K to fully understand factors that may affect the comparability of the information presented below.

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenues:
Online	$72,345	$77,373	$61,353	$51,372	$43,715
Events	14,152	22,786	24,254	19,708	14,595
Print	—	4,385	6,643	8,119	8,501

Total revenues	86,497	104,544	92,250	79,199	66,811

Cost of revenues:
Online(1)	19,378	21,404	15,575	12,988	10,476
Events(1)	5,600	9,531	8,611	6,493	6,202
Print(1)	—	2,156	3,788	5,339	5,322

Total cost of revenues	24,978	33,091	27,974	24,820	22,000

Gross profit	61,519	71,453	64,276	54,379	44,811
Operating expenses:
Selling and marketing(1)	32,002	33,481	28,048	20,305	18,174
Product development(1)	8,664	10,995	7,320	6,295	5,756
General and administrative(1)	19,527	14,663	12,592	8,756	7,617
Depreciation	2,219	2,406	1,610	1,144	1,792
Amortization of intangible assets	4,714	5,306	4,740	5,029	5,172
Restructuring charge	—	1,494	—	—	—

Total operating expenses	67,126	68,345	54,310	41,529	38,511

Operating (loss) income	(5,607)	3,108	9,966	12,850	6,300
Interest income (expense), net	267	1,440	1,831	321	(30)

(Loss) income before (benefit from) provision for income taxes	(5,340)	4,548	11,797	13,171	6,270
(Benefit from) provision for income taxes	(224)	2,784	5,252	5,658	(4,036)

Net (loss) income	$(5,116)	$1,764	$6,545	$7,513	$10,306

Net (loss) income per common share(2):
Basic	$(0.12)	$0.04	$0.09	$(0.42)	$(0.04)

Diluted	$(0.12)	$0.04	$0.08	$(0.42)	$(0.04)

Weighted average common shares outstanding:
Basic	41,864,789	41,424,920	28,384,303	7,824,374	7,370,680

Diluted	41,864,789	43,439,619	31,346,738	7,824,374	7,370,680

Other Data:
Adjusted EBITDA (unaudited)(3)	$13,949	$20,985	$22,150	$20,273	$13,342

	As of December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$82,557	$69,568	$62,001	$30,830	$46,879
Total assets	$214,063	$210,012	$202,488	$94,156	$96,516
Total liabilities	$16,199	$19,075	$25,155	$24,309	$36,269
Total redeemable convertible preferred stock	$—	$—	$—	$136,766	$126,004
Total stockholders' equity (deficit)	$197,864	$190,937	$177,334	$(66,919)	$(65,756)

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands)
(1) Amounts include stock-based compensation expense as follows:
Cost of online revenue	$454	$407	$189	$87	$—
Cost of events revenue	94	91	53	31	—
Cost of print revenue	—	6	15	12	—
Selling and marketing	5,342	4,813	2,999	606	—
Product development	535	473	334	90	—
General and administrative	6,198	2,881	2,244	424	78

Total	$12,623	$8,671	$5,834	$1,250	$78

(2)
Basic and diluted net income (loss) per common share is computed by dividing the net income (loss) applicable to common stockholders by the basic and diluted weighted-average number of common shares outstanding for the fiscal period. See "Note 2 of our Notes to Consolidated Financial Statements."

(3)
The following table reconciles net (loss) income to Adjusted EBITDA for the periods presented and is unaudited:

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Net (loss) income	$(5,116)	$1,764	$6,545	$7,513	$10,306
Interest income (expense), net	267	1,440	1,831	321	(30)
(Benefit from) provision for income taxes	(224)	2,784	5,252	5,658	(4,036)
Depreciation	2,219	2,406	1,610	1,144	1,792
Amortization of intangible assets	4,714	5,306	4,740	5,029	5,172

EBITDA	1,326	10,820	16,316	19,023	13,264
Stock-based compensation	12,623	8,671	5,834	1,250	78
Restructuring charge	—	1,494	—	—	—

Adjusted EBITDA	$13,949	$20,985	$22,150	$20,273	$13,342

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

  •
  Adjusted EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our debts;

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

        On November 9, 2009, we filed a Form 8-K disclosing that we were delaying the filing of our Quarterly Report on Form 10-Q for the third quarter of 2009. We further disclosed that we had identified an improper accounting practice relating to certain customer credits that were improperly eliminated as liabilities on our balance sheet. As a result, our Audit Committee conducted an investigation into this matter. The Audit Committee has completed its investigation and found no other improper conduct in connection with any other accounting practices. Total professional fees related to the investigation are approximately $1.5 million of which approximately $1.2 million was recorded in 2009, with the remaining amount to be included in 2010. We have concluded that there were certain errors in our previously reported financial statements.

        To correct the customer credit errors, we recorded a net adjustment which increased accounts payable by $967,000 and decreased income before provision for income taxes by $967,000 in 2009. The aggregate net adjustment accumulated over several years and includes $57,000 from 2004 to 2006, $362,000 from 2007, $561,000 from 2008 and ($13,000) from 2009.

        In addition to the customer credit matter mentioned above, we disclosed in our Quarterly Report on Form 10-Q for the first quarter of 2009 that we corrected in the first quarter of 2009 an error in the amount of $284,000 related to interest income which should have been recorded in the fourth quarter of 2008. Whereas the error was previously corrected in Q1 2009, the $284,000 adjustment is not included in the adjustments described above.

        We assessed the materiality of these errors, both quantitatively and qualitatively, and concluded that the adjustments are not material to the prior annual financial statements or to the interim financial statements for 2009 (see Note 16 of "Notes to Consolidated Financial Statements").

        During December 2008, in response to the then-current and anticipated future economic uncertainties, we implemented an expense reduction program that included a reduction in workforce, a reduction in a certain office lease, the elimination of our two print publications, and a continuation of strict controls on discretionary spending. During the twenty-four month period immediately preceding the announced workforce reduction, we had hired approximately 150 employees to support existing and anticipated growth. The reduction in workforce resulted in a decrease of our employees by approximately 76 full-time positions, representing approximately 12% of our total workforce. As a result of the expense reduction program, we incurred a pre-tax charge of $1.5 million in the fourth quarter of 2008.

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

        Online.    The majority of our revenue is derived from the delivery of our online offerings from our media groups. Online revenue represented 84%, 74%, and 67% of total revenues for the years ended December 31, 2009, 2008, and 2007, respectively. We expect the majority of our revenues to be derived through the delivery of online offerings for the foreseeable future. As a result of our customers' advertising objectives and preferences, the specific allocation of online advertising offerings sold and delivered by us, on a period by period basis, can fluctuate.

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

        Events.    Events revenue represented 16%, 22%, and 26% of total revenues for the years ended December 31, 2009, 2008, and 2007, respectively. Most of our media groups operate revenue generating events. The majority of our events are free to IT professionals and are sponsored by IT vendors. Attendees are pre-screened based on event-specific criteria such as sector-specific budget size, company size, or job title. We offer three types of events: multi-day conferences, single-day seminars and custom events. Multi-day conferences provide independent expert content for our attendees and allow vendors to purchase exhibit space and other sponsorship offerings that enable interaction with the attendees. We also hold single-day seminars on various topics in major cities. These seminars provide independent content on key sub-topics in the sectors we serve, are free to qualified attendees, and offer multiple vendors the ability to interact with specific, targeted audiences actively focused on buying decisions. Our custom events differ from our conferences and seminars in that they are exclusively sponsored by a single IT vendor, and the content is driven primarily by the sole sponsor.

        Print.    Print revenue represented 0%, 4%, and 7% of total revenues for the years ended December 31, 2009, 2008, and 2007, respectively. During certain portions of fiscal years 2008 and 2007 we published monthly three controlled-circulation magazines that were free to subscribers and generated revenue solely based on advertising fees. We began publishing Storage magazine in 2002, Information Security magazine in 2003; and CIO Decisions magazine in 2005. We discontinued

publishing CIO Decisions magazine in November 2007 and both Storage and Information Security magazines in December 2008.

  Cost of Revenues, Operating Expenses and Other

        Expenses consist of cost of revenues, selling and marketing, product development, general and administrative, depreciation, amortization and restructuring charges. Personnel-related costs are a significant component of most of these expense categories.

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

        Restructuring charges.    Restructuring charges consists of employee severance and associated termination costs, costs associated with the reduction in certain office leases, contract termination costs in connection with the elimination of our two print publications as well as accelerated rental charges and leasehold improvement write-offs associated with the exit of facilities.

        Interest Income (Expense), Net.    Interest income (expense) net consists primarily of interest income earned on cash, cash equivalent and investment balances less interest expense incurred on bank term loan balances. We historically have invested our cash in money market accounts, commercial paper corporate debt securities, municipal bonds and auction rate securities.

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

  Revenue Recognition

        We generate substantially all of our revenue from the sale of targeted advertising campaigns that we deliver via our network of websites, events and, prior to 2009, print publications. In all cases, we recognize revenue only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

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

        Print.    When sold separately print advertising revenue was recognized at the time the applicable magazine was distributed. When print advertising campaigns were sold with online media offerings, we recognized revenue for all services in the advertising campaign over the term of the arrangement. Amounts collected or billed prior to satisfying the above revenue recognition criteria were recorded as deferred revenue.

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

        We offer customers the ability to purchase integrated ROI program offerings, which can include any of our online media offerings packaged together to address the particular customer's specific advertising requirements. As part of these offerings, we will guarantee a minimum number of qualified sales leads to be delivered over the course of the advertising campaign. We sometimes extend the scheduled end date of advertising campaigns to satisfy lead guarantees or to fulfill all elements of the campaign based on delayed receipt of advertising media collateral from the customer. We estimate the revenue reserve necessary to properly defer revenue recognition for extended advertising campaigns. These estimates are based on the Company's experience in managing and fulfilling these integrated ROI program offerings. Shortfalls in fulfilling lead guarantees before the scheduled completion date of an advertising campaign are satisfied within an average of 42 days of such scheduled completion date. These integrated ROI program offerings represented approximately 49%, 41% and 33% of our online revenues, and 41%, 31% and 22% of our total revenues for the years ended December 31, 2009, 2008, and 2007, respectively.

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

  Fair Value of Financial Instruments

        Financial instruments consist of cash and cash equivalents, short and long-term investments, accounts receivable, accounts payable, a term loan payable and an interest rate swap. The carrying value of these instruments approximates their fair values. The term loan was paid and interest rate swap terminated in December 2009.

  Allowance for Doubtful Accounts

        We offset gross trade accounts receivable with an allowance for doubtful accounts. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review our allowance for doubtful accounts on a regular basis, and all past due balances are reviewed individually for collectability. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions for allowance for doubtful accounts are recorded in general and administrative expense. If our historical collection experience does not reflect our future ability to collect outstanding accounts receivables, our future provision for doubtful accounts could be materially affected. To date, we have not incurred any write-offs of accounts receivable significantly different than the amounts reserved. The allowance for doubtful accounts was $0.5 million and $0.6 million at December 31, 2009 and 2008, respectively.

  Stock-Based Compensation

        We measure stock-based compensation at the grant date based on the fair value of the award and recognize stock-based compensation in the statement of operations using the straight line method over the vesting period of the award or using the accelerated method if the award is contingent upon performance goals. We use the Black-Scholes option pricing model to determine the fair value of stock-based awards. We calculated the fair values of the options granted using the following assumptions:

	Years Ended December 31,
	2009	2008	2007
Expected volatility	75%–79%	41%–71%	47%–50%
Expected term	6.25 years	6.25 years	6.25 years
Risk-free interest rate	2.21%–2.89%	1.71%–3.15%	3.62%–5.04%
Expected dividend yield	—%	—%	—%
Weighted-average grant date fair value per share	$4.06	$3.28	$7.35

        As there was no public market for our common stock prior to our initial public offering in May 2007, and there has been limited historical information on the volatility of our common stock since the date of our initial public offering, we determined the volatility for options granted in 2009, 2008 and 2007 based on an analysis of reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility measures of this peer group of companies for a period equal to the expected life of the option. The expected life of options has been determined utilizing the "simplified" method. The risk-free interest rate is based on a zero coupon United States treasury instrument whose term is consistent with the expected life of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. We applied an annual forfeiture rate based on our historical forfeiture experience of 2.00%, 2.00% and 1.00% in determining the expense recorded in 2009, 2008 and 2007, respectively.

  Internal Use Software and Website Development Costs

        We capitalize costs of materials, consultants and compensation and related expenses of employees who devote time to the development of internal-use software and website applications and infrastructure involving developing software to operate our websites. However, we expense as incurred website development costs for new features and functionalities since it is not probable that they will result in additional functionality until they are both developed and tested with confirmation that they are more effective than the current set of features and functionalities on our websites. Our judgment is required in determining the point at which various projects enter the states at which costs may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized, which is generally three years. To the extent that we change the manner in which we develop and test new features and functionalities related to our websites, assess the ongoing value of capitalized assets or determine the estimated useful lives over which the costs are amortized, the amount of website development costs we capitalize and amortize in future periods would be impacted. We review capitalized internal use software and website development costs for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We would recognize an impairment loss only if the carrying amount of the asset is not recoverable and exceeds its fair value. We capitalized internal-use software and website development costs of $1.5 million, $0.5 million and $1.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

  Income Taxes

        We are subject to income taxes in both the United States and foreign jurisdictions, and we use estimates in determining our provision for income taxes. We recognize deferred tax assets and liabilities based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates.

        Our deferred tax assets are comprised primarily of net operating loss, or (NOL), carryforwards. As of December 31, 2009, we had U.S. federal and state NOL carryforwards of approximately $7.0 million and $17.3 million, respectively, which may be used to offset future taxable income. The NOL carryforwards expire through 2027, and are subject to review and possible adjustment by the Internal Revenue Service. The Internal Revenue Code contains provisions that limit the NOL and tax credit carryforwards available to be used in any given year in the event of certain changes in the ownership interests of significant stockholders. The federal NOL carryforwards of $7.0 million available at December 31, 2009 were acquired from KnowledgeStorm and are subject to limitations on their use in future years.

  Net Income (Loss) Per Share

        We calculate basic earnings per share ("EPS") by dividing earnings available to common shareholders for the period by the weighted average number of common shares and vested restricted stock awards outstanding. Because the holders of unvested restricted stock awards do not have nonforfeitable rights to dividends or dividend equivalents, we do not consider these awards to be participating securities that should be included in our computation of earnings per share under the two-class method. Diluted EPS is computed using the weighted-average number of common shares and vested restricted stock awards outstanding during the period, plus the dilutive effect of potential future issuances of common stock relating to stock option programs and other potentially dilutive securities using the treasury stock method. In calculating diluted EPS, the dilutive effect of stock options is computed using the average market price for the respective period. In addition, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense and assumed tax benefit of stock options that are in-the-money. This results in the "assumed" buyback of additional shares, thereby reducing the dilutive impact of stock options.

Results of Operations

        The following table sets forth our results of operations for the periods indicated:

	Years Ended December 31,
	2009		2008		2007
	($ in thousands)
Revenues:
Online	$72,345	84%	$77,373	74%	$61,353	67%
Events	14,152	16	22,786	22	24,254	26
Print	—	—	4,385	4	6,643	7

Total revenues	86,497	100	104,544	100	92,250	100

Cost of revenues:
Online	19,378	23	21,404	21	15,575	17
Events	5,600	6	9,531	9	8,611	9
Print	—	—	2,156	2	3,788	4

Total cost of revenues	24,978	29	33,091	32	27,974	30

Gross profit	61,519	71	71,453	68	64,276	70
Operating expenses:
Selling and marketing	32,002	37	33,481	32	28,048	30
Product development	8,664	10	10,995	11	7,320	8
General and administrative	19,527	23	14,663	14	12,592	14
Depreciation	2,219	3	2,406	2	1,610	2
Amortization of intangible assets	4,714	5	5,306	5	4,740	5
Restructuring charge	—	—	1,494	1	—	—

Total operating expenses	67,126	78	68,345	65	54,310	59

Operating (loss) income	(5,607)	(7)	3,108	3	9,966	11
Interest income, net	267	—	1,440	1	1,831	2

(Loss) income before (benefit from) provision for income taxes	(5,340)	(7)	4,548	4	11,797	13
(Benefit from) provision for income taxes	(224)	—	2,784	2	5,252	6

Net (loss) income	$(5,116)	(7)%	$1,764	2%	$6,545	7%

Comparison of Fiscal Years Ended December 31, 2009 and 2008

  Revenues

	Years Ended December 31,
	2009	2008	Increase (Decrease)	Percent Change
	($ in thousands)
Revenues:
Online	$72,345	$77,373	$(5,028)	(6)%
Events	14,152	22,786	(8,634)	(38)
Print	—	4,385	(4,385)	(100)

Total revenues	$86,497	$104,544	$(18,047)	(17)%

        Online.    The decrease in online revenue was primarily attributable to a $7.5 million decrease in revenue from lead generation offerings, due principally to a decrease in white paper, webcast and contextual advertising sales volumes. Additionally, revenue from third party revenue sharing arrangements decreased by approximately $1.8 million in 2009 as compared to 2008. These decreases were partially offset by a $4.2 million increase in branding revenue, primarily due to increased banner sales volume.

        Events.    The decrease was attributable in part to a $4.6 million decrease in seminar series and custom event revenue due to a decrease in number of seminar series and custom events produced in 2009 as compared to 2008. The decrease was also attributable to a $3.9 million decrease in revenue from multi-day conferences due to a decrease in the number of conferences produced in 2009 as compared to 2008.

        Print.    We did not recognize any print revenue in 2009 because we discontinued publishing both of our print publications, Storage and Information Security magazines, in December 2008.

  Cost of Revenues and Gross Profit

	Years Ended December 31,
	2009	2008	Increase (Decrease)	Percent Change
	($ in thousands)
Cost of revenues:
Online	$19,378	$21,404	$(2,026)	(9)%
Events	5,600	9,531	(3,931)	(41)
Print	—	2,156	(2,156)	(100)

Total cost of revenues	$24,978	$33,091	$(8,113)	(25)

Gross profit	$61,519	$71,453	$(9,934)	(14)%
Gross profit percentage	71%	68%

        Cost of Online Revenue.    The decrease in cost of online revenue was attributable in part to a $2.2 million decrease in member acquisition expenses, primarily related to keyword purchases. The decrease also reflects a $0.6 million decrease in production and hosting costs for online products due to the decreased sales volume of online services in 2009 as compared to 2008, as well as a decrease in consulting costs of $0.3 million. The decrease was partially offset by a $1.1 million increase in salaries and benefits.

        Cost of Events Revenue.    The decrease in cost of events revenue was attributable in part to a $1.6 million decrease in seminar series and custom event costs due to a decrease in events produced in 2009 compared to 2008. The decrease was also attributable to a $0.8 million decrease in multi-day conference costs due to a decrease in conferences produced in 2009 compared to 2008. The decrease also reflects a $1.2 million decrease in salaries and benefits due to a decrease in headcount in our events organization resulting from the expense reduction program implemented in December 2008, as well as a decrease of $0.3 million in travel and temporary help costs.

        Cost of Print Revenue.    We did not recognize any cost of print revenue in 2009 because we discontinued publishing both Storage and Information Security magazines in December 2008.

        Gross Profit.    Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. The decrease in gross profit is attributable to a $3.1 million decrease in online gross profit, a $4.7 million decrease in events gross profit, and a $2.2 million decrease in print gross profit. Gross margin for 2009 was 71% as compared to 68% for 2008, primarily due to an increase in our online and events gross margins and having discontinued publishing both Storage and Information Security magazines in December 2008. Because the majority of our costs are labor-related and therefore fixed in nature, we expect our gross profit to fluctuate from period to period depending on the total revenues for the period as well as the relative contribution of online and events revenue to our total revenues.

  Operating Expenses and Other

	For the Years Ended December 31,
	2009	2008	Increase (Decrease)	Percent Change
	($ in thousands)
Operating expenses:
Selling and marketing	$32,002	$33,481	$(1,479)	(4)%
Product development	8,664	10,995	(2,331)	(21)
General and administrative	19,527	14,663	4,864	33
Depreciation	2,219	2,406	(187)	(8)
Amortization of intangible assets	4,714	5,306	(592)	(11)
Restructuring charge	—	1,494	(1,494)	*

Total operating expenses	$67,126	$68,345	$(1,219)	(2)

Interest income, net	$267	$1,440	$(1,173)	(81)

(Benefit from) provision for income taxes	$(224)	$2,784	$(3,008)	(108)%

*
Percentage is not meaningful

        Selling and Marketing.    The decrease in selling and marketing expense was attributable in part to a $1.7 million decrease in salaries, commissions, bonuses and benefits due to a decrease in headcount in our sales and marketing organizations resulting from the expense reduction program implemented in December 2008. The decrease also reflects a $0.5 million decrease in travel costs. The decrease is partially offset by an increase of $0.5 million in stock-based compensation and additional expense of $0.4 million to increase accounts payable related to customer credit errors.

        Product Development.    The decrease in product development expense was attributable to a $2.3 million decrease in salaries and benefits due to a decrease in headcount in our product development organization resulting from the expense reduction program implemented in December 2008.

        General and Administrative.    The increase in general and administrative expense was attributable in part to a $3.3 million increase in stock-based compensation due to expenses related to performance-based restricted stock awards issued in fiscal year 2009. The increase also reflects a $1.4 increase in professional fees primarily as a result of the investigation costs incurred in the fourth quarter of 2009 and a $0.6 million increase in other employee compensation. These increases were partially offset by a $0.3 million decrease in various contracted services and a $0.2 million decrease in bad debt expense.

        Depreciation and Amortization of Intangible Assets.    The decrease in depreciation expense was primarily attributable to certain assets acquired from KnowledgeStorm in November 2007 being fully depreciated during 2009. The decrease in amortization of intangible assets expense was primarily attributable to certain intangible assets related to our acquisitions of TechnologyGuide.com in May 2007 and KnowledgeStorm in November 2007 becoming fully amortized during 2009.

        Restructuring Charges.    The decrease in restructuring charges was due to a $1.5 million charge in 2008 related to our expense reduction program. The restructuring charge included $0.9 million related to employee severance expense and $0.6 million related to non-cancelable lease and contract termination charges and the related write-off of fixed assets.

        Interest Income, Net.    The decrease in interest income, net reflects an adjustment to interest income of ($0.3 million) in 2009 related to interest income recognized in error in the fourth quarter of 2008, as well as lower interest rates during 2009 compared to 2008. The decreases were partially offset by a decrease in interest expense on our outstanding debt balance over that same period.

        (Benefit From) Provision for Income Taxes.    Our effective tax rate was (4%) and 61% for the years ended December 31, 2009 and 2008, respectively. The decrease in the effective tax rate was primarily due to a pretax loss of $5.3 million in 2009 as compared to pretax income of $4.5 million in 2008; partially offset by an increase in nondeductible stock-based compensation and a decrease in interest income exempt from Federal taxation.

Comparison of Fiscal Years Ended December 31, 2008 and 2007

  Revenues

	Years Ended December 31,
	2008	2007	Increase (Decrease)	Percent Change
	($ in thousands)
Revenues:
Online	$77,373	$61,353	$16,020	26%
Events	22,786	24,254	(1,468)	(6)
Print	4,385	6,643	(2,258)	(34)

Total revenues	$104,544	$92,250	$12,294	13%

        Online.    The increase in online revenue was attributable to a $10.9 million increase in revenue from lead generation offerings due primarily to an increase in webcast and white paper sales volumes. White paper sales volume increased in part due to our acquisition of KnowledgeStorm, in November 2007. The increase also reflects a $4.6 million increase in branding revenue, primarily due to increased banner sales volume. Additionally, revenue from third party revenue sharing arrangements increased by approximately $0.5 million in 2008 as compared to 2007.

        Events.    The decrease in events revenue was primarily attributable to a $1.7 million decrease in multi-day conference revenue due to fewer multi-day conferences held in 2008 as compared to 2007. The decrease was partially offset by a $0.3 million increase in seminar series and custom events revenue due to an increase in the number of seminar series and custom events produced in 2008 as compared to 2007.

        Print.    The decrease in print revenue was attributable to the continued shift of our customer's advertising budgets away from print and towards online offerings. Additionally, we discontinued publishing CIO Decisions magazine in November 2007 and both Storage and Information Security magazines in December 2008.

  Cost of Revenues and Gross Profit

	Years Ended December 31,
	2008	2007	Increase	Percent Change
	($ in thousands)
Cost of revenues:
Online	$21,404	$15,575	$5,829	37%
Events	9,531	8,611	920	11
Print	2,156	3,788	(1,632)	(43)

Total cost of revenues	$33,091	$27,974	$5,117	18

Gross profit	$71,453	$64,276	$7,177	11%

Gross profit percentage	68%	70%

        Cost of Online Revenue.    Approximately $2.4 million of the increase in cost of online revenue is attributable to employee salaries, benefits and other compensation. This increase is primarily due to an increase in headcount in our online editorial and operations organizations, as well as increases to employee compensation. In addition, freelancer expenses increased $0.4 million in 2008 as compared to 2007. We increased headcount and freelancer expenditures to support the increase in online sales volume and to provide additional editorial content. The increase in cost of online revenue was also attributable in part to a $1.5 million increase in member acquisition expenses, primarily related to keyword purchases. The increase in cost of online revenue also reflects $1.1 million of additional third party production and hosting costs for online services due to the increased sales volume in 2008 as compared to 2007. The increase in cost of online revenue also reflects a $0.2 million increase in stock-based compensation.

        Cost of Events Revenue.    The increase in cost of events revenue was attributable in part to a $0.6 million increase in salaries, bonuses and benefits related to an increase in headcount in our events organization, as well as increases to employee compensation. The increase in headcount was to support anticipated growth in events revenue which did not occur. The increase also reflects a $0.4 million increase in seminar series and custom event costs due to an increase in the number of seminar series and custom events produced in 2008 as compared to 2007. The increase was partially offset by a $0.1 million decrease in multi-day conference costs due to fewer multi-day conferences held in 2008 as compared to 2007.

        Cost of Print Revenue.    The decrease in cost of print revenue was attributable to our efforts to reduce production costs for our publications in response to our customers' advertising budgets continuing to shift away from print and towards online offerings. Additionally, we discontinued publishing CIO Decisions magazine in November 2007 and both Storage and Information Security magazines in December 2008.

        Gross Profit.    Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. The increase in gross profit is primarily attributable to a $10.2 million increase in online gross profit, offset by a decrease of $2.4 million in events gross profit and a decrease of $0.6 million in print gross profit. Gross margin for 2008 was 68%, as compared to 70% for 2007. Since the majority of our costs are labor-related and therefore are fixed in nature, we expect our gross profit to fluctuate from period to period depending on the total revenues for the period as well as the relative contribution of online and events revenue to our total revenues.

  Operating Expenses and Other

	For the Years Ended December 31,
	2008	2007	Increase (Decrease)	Percent Change
	($ in thousands)
Operating expenses:
Selling and marketing	$33,481	$28,048	$5,433	19%
Product development	10,995	7,320	3,675	50
General and administrative	14,663	12,592	2,071	16
Depreciation	2,406	1,610	796	49
Amortization of intangible assets	5,306	4,740	566	12
Restructuring charge	1,494	—	1,494	*

Total operating expenses	$68,345	$54,310	$14,035	26

Interest income, net	$1,440	$1,831	$(391)	(21)

Provision for income taxes	$2,784	$5,252	$(2,468)	(47)%

*
Percentage is not meaningful

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

        Restructuring Charge.    The increase in restructuring charges was a result of a charge of $1.5 million in 2008 related to our expense reduction program. The restructuring charge included $0.9 million related to employee severance expense and $0.6 million related to non-cancelable lease and contract termination charges and the related write-off of fixed assets.

        Interest Income, Net.    The decrease in interest income, net reflects a decrease in interest income due to lower average cash and investment balances as well as lower interest rates during 2008 compared to 2007.

        Provision for Income Taxes.    The provision for income taxes as a percentage of income before taxes, or our annual effective tax rate, was 61% in 2008 and 45% in 2007. The increase in our effective tax rate is due primarily to a decrease in pretax income in 2008 and an increase in nondeductible stock-based compensation.

Selected Quarterly Results of Operations

        The following table presents our unaudited quarterly consolidated results of operations and our unaudited quarterly consolidated results of operations as a percentage of revenue for the eight quarters ended December 31, 2009. The unaudited quarterly consolidated information has been prepared on the same basis as our audited consolidated financial statements. You should read the following table presenting our quarterly consolidated results of operations in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this Annual Report. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

	For the Three Months Ended
	2009				2008
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31
	(in thousands, except per share data)
Revenues:
Online	$16,282	$17,801	$18,191	$20,071	$18,210	$19,071	$20,420	$19,672
Events	2,190	3,936	4,865	3,161	3,985	7,262	5,496	6,043
Print	—	—	—	—	1,068	1,282	1,080	955

Total revenues	18,472	21,737	23,056	23,232	23,263	27,615	26,996	26,670

Cost of revenues:
Online	4,880	4,776	4,789	4,933	5,169	5,481	5,462	5,292
Events	1,081	1,455	1,741	1,323	1,827	2,923	2,328	2,453
Print	—	—	—	—	546	632	580	398

Total cost of revenues	5,961	6,231	6,530	6,256	7,542	9,036	8,370	8,143

Gross profit	12,511	15,506	16,526	16,976	15,721	18,579	18,626	18,527
Operating expenses:
Selling and marketing	7,516	8,023	8,644	7,819	8,444	8,885	8,161	7,991
Product development	2,081	2,194	2,276	2,113	2,762	2,890	2,788	2,555
General and administrative	3,919	4,064	5,486	6,058	3,795	3,459	3,662	3,747
Depreciation	536	498	510	675	724	581	579	522
Amortization of intangible assets	1,215	1,181	1,166	1,152	1,480	1,332	1,259	1,235
Restructuring charge	—	—	—	—	—	—	—	1,494

Total operating expenses	15,267	15,960	18,082	17,817	17,205	17,147	16,449	17,544

Operating (loss) income	(2,756)	(454)	(1,556)	(841)	(1,484)	1,432	2,177	983
Interest (expense) income, net	(110)	174	130	73	418	268	248	506

(Loss) income before (benefit from) provision for income taxes	(2,866)	(280)	(1,426)	(768)	(1,066)	1,700	2,425	1,489
(Benefit from) provision for income taxes	(558)	263	12	59	(630)	648	1,718	1,048

Net (loss) income	$(2,308)	$(543)	$(1,438)	$(827)	$(436)	$1,052	$707	$441

Net (loss) income per share basic	$(0.06)	$(0.01)	$(0.03)	$(0.02)	$(0.01)	$0.03	$0.02	$0.01

Net (loss) income per share diluted	$(0.06)	$(0.01)	$(0.03)	$(0.02)	$(0.01)	$0.02	$0.02	$0.01

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

	As of December 31,
	2009	2008	2007
	(in thousands)
Cash, cash equivalents and investments	$82,557	$69,568	$62,001
Accounts receivable, net	$15,816	$17,622	$15,198

  Cash, Cash Equivalents and Investments

        Our cash, cash equivalents and investments at December 31, 2009 were held for working capital purposes and were invested primarily in money market accounts and municipal bonds. We do not enter into investments for trading or speculative purposes.

  Accounts Receivable, Net

        Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our service delivery and billing activity, cash collections, and changes to our allowance for doubtful accounts. We use days' sales outstanding, or DSO, calculated on a monthly basis, as a measurement of the quality and status of our receivables. We define DSO as accounts receivable divided by total revenue for the applicable period, multiplied by the number of days in the applicable period. DSO was 67 days at December 31, 2009, 60 days at December 31, 2008, and 57 days at December 31, 2007.

  Operating Activities

	For the Years Ended December 31,
	2009	2008	2007
	(in thousands)
Cash provided by operating activities	$19,733	$10,746	$13,315
Cash used in investing activities(1)	$(2,075)	$(3,271)	$(67,884)
Cash (used in) provided by financing activities	$(2,997)	$94	$85,753

(1)
Cash used in investing activities shown net of investment activity of ($17.9) million, $5.8 million and ($51.3) million for the years ended December 31, 2009, 2008 and 2007, respectively.

        Cash provided by operating activities primarily consists of net (loss) income adjusted for certain non-cash items including depreciation and amortization, the provision for bad debt, stock-based compensation, deferred income taxes, and the effect of changes in working capital and other activities. Cash provided by operating activities for the year ended December 31, 2009 was $19.7 million compared to $10.7 million and $13.3 million in the years ended December 31, 2008 and 2007, respectively. The increase in cash provided by operations in 2009 compared to 2008 was primarily a result of net cash provided by changes in operating assets and liabilities of $4.5 million as compared to ($9.0) million in 2008. Significant components of the changes in assets and liabilities included a decrease in accounts receivable of $1.6 million in 2009 compared to an increase of $2.9 million in 2008 and a decrease in prepaid expenses and other current assets of $2.7 million in 2009 compared to an increase of $3.0 million in 2008. The increase in cash provided by changes in operating assets and liabilities in 2009 was partially offset by a $4.6 million decrease in net (loss) income adjusted for non-cash related items.

  Investing Activities

        Cash used in investing activities primarily consists of purchases of property and equipment and acquisitions of businesses. Cash used in investing activities, net of investment activity, for the year ended December 31, 2009 was $2.1 million for the purchase of property and equipment as well as website development costs. Cash used in investing activities, net of investment activity, for the year ended December 31, 2008 was $3.3 million and consisted of $2.0 million for the purchase of property and equipment and $1.3 million for the acquisition of The Brian Madden Company. Cash used in investing activities, net of investment activity, for the year ended December 31, 2007 was $67.9 million and consisted of $64.2 million for the acquisitions of TechnologyGuide.com in April 2007 and KnowledgeStorm in November 2007, net of cash acquired, $2.7 million for the purchase of property and equipment and $1.0 million to acquire certain assets of Ajaxian in February 2007.

        We expect to spend approximately $2.0 million in capital expenditures in 2010 primarily for leasehold improvements, website development costs, computer equipment and related software, and internal-use software development costs. We are not currently party to any purchase contracts related to future capital expenditures.

  Equity Financing Activities

        We received proceeds from the exercise of common stock options and warrants totaling $0.1 million, $2.2 million and $2.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. In May 2007, we completed our initial public offering of 8.9 million shares of our common stock, of which 7.1 million shares were sold by us and 1.8 million shares were sold by stockholders of ours, all at a price to the public of $13.00 per share. We raised a total of $91.9 million in gross proceeds from the offering, or $83.2 million in net proceeds after deducting underwriting discounts and commissions of $6.4 million and other offering costs of approximately $2.3 million.

  Term Loan and Credit Facility Borrowings

        On August 30, 2006, we entered into a credit agreement with Citizens Bank of Massachusetts, which included a $10.0 million term loan and a $20.0 million revolving credit facility. In December 2009, we reduced the revolving credit facility to $5.0 million.

        We borrowed $12.0 million against our revolving credit facility in conjunction with the acquisition of TechnologyGuide.com in April 2007. The entire outstanding balance of $12.0 million was repaid in May 2007 with proceeds from our initial public offering. Our revolving credit facility matures on August 30, 2011. Unless earlier payment is required by an event of default, all principal and any unpaid interest will be due and payable on August 30, 2011. At our option, the revolving credit facility bears interest at either the lender's prime rate less 1.00% or the London Interbank Offered Rate, or LIBOR, plus the applicable LIBOR margin. The applicable LIBOR margin is based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters. As of December 31, 2009, the applicable LIBOR margin was 1.25%.

        We are also required to pay an unused line fee on the daily unused amount of our revolving credit facility at a per annum rate based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters. As of December 31, 2009, unused availability under our revolving credit facility totaled $5 million and the per annum unused line fee rate was 0.20%.

        Our term loan requires the payment of 39 consecutive monthly installments of $250,000 each, plus interest, the first such installment was due on September 30, 2006, with a final payment of the entire unpaid principal balance due on December 30, 2009. In September 2006, we entered into an interest rate swap agreement to mitigate interest rate fluctuation, and fix the interest rate on the term loan at 6.98%. The remaining balance of the term loan was paid and interest rate swap agreement was terminated in December 2009.

        Borrowings under our credit agreements are collateralized by an interest in and lien on all of our assets and certain other guarantees and pledges. Our credit agreements contain certain affirmative and negative covenants, which require, among other things, that we meet certain financial ratio covenants and limit certain capital expenditures. At December 31, 2009, we were in compliance with all financial covenants under the credit agreement. We were in violation of one loan covenant under the credit agreement with Citizens Bank. We failed to file timely quarterly interim financial statements with the SEC. We received a waiver from the bank agreeing to extend delivery date of September 30, 2009 financial statements to February 26, 2010 and compliance was satisfied when we filed the financial statements in February 2010.

  Contractual Obligations and Commitments

        As of December 31, 2009, our principal commitments consist of obligations under leases for office space. The offices are leased under noncancelable operating lease agreements that expire through 2020.

The following table sets forth our commitments to settle contractual obligations in cash, net of minimum sublease payments of $0.3 million, as of December 31, 2009:

	Payments Due By Period
	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years
Operating leases(1)	$29,008	$1,329	$6,298	$5,758	$15,623

(1)
Operating leases are net of minimum sublease payments of $0.3 million due under a sublease agreement that expires in November 2010.

        At December 31, 2009, we had an irrevocable standby letter of credit outstanding in the aggregate amount of $1.5 million. This letter of credit supports the lease we entered into in 2009 for our new corporate headquarters. This letter of credit extends annually through February 28, 2020 unless notification of termination is received.

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

  Foreign Currency Exchange Risk

        Our subsidiary, TechTarget Limited, was established in July 2006 and is located in London, England. As of December 31, 2009, most of our international customer agreements have been denominated in U.S. dollars, and aggregate foreign currency payments made by us through this subsidiary have been less than $0.3 million during the year ended December 31, 2009. We currently believe our exposure to foreign currency exchange rate fluctuations is financially immaterial and therefore have not entered into foreign currency hedging transactions. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in the future.

  Interest Rate Risk

        At December 31, 2009, we had cash, cash equivalents and investments totaling $82.6 million. These amounts were invested primarily in money market accounts, government agency bonds and municipal bonds. The cash, cash equivalents and investments were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

        Our exposure to market risk also relates to the amount of interest expense we must pay under our revolving credit facility. The advances under this credit facility bear a variable rate of interest determined as a function of the lender's prime rate or LIBOR. At December 31, 2009, there were no amounts outstanding under our revolving credit facility.

Item 8.    Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	61
Consolidated Balance Sheets as of December 31, 2009 and 2008	62
Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007	63
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for the Years Ended December 31, 2009, 2008 and 2007	64
Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007	65
Notes to Consolidated Financial Statements	66

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
TechTarget, Inc.

        We have audited the accompanying consolidated balance sheets of TechTarget, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TechTarget, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TechTarget, Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2010 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 16, 2010

TechTarget, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$20,884	$24,130
Short-term investments	50,496	42,863
Accounts receivable, net of allowance for doubtful accounts of $483 and $642 as of December 31, 2009 and 2008, respectively	15,816	17,622
Prepaid expenses and other current assets	2,736	6,251
Deferred tax assets	2,399	2,959

Total current assets	92,331	93,825
Property and equipment, net	3,760	3,904
Long-term investments	11,177	2,575
Goodwill	88,958	88,958
Intangible assets, net of accumulated amortization	12,528	17,242
Other assets	127	139
Deferred tax assets	5,182	3,369

Total assets	$214,063	$210,012

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,106	$3,404
Accrued expenses and other current liabilities	2,910	2,908
Accrued compensation expenses	808	702
Current portion of bank term loan payable	—	3,000
Income taxes payable	398	—
Deferred revenue	8,402	8,749

Total current liabilities	15,624	18,763
Long-term liabilities:
Other liabilities	575	312

Total liabilities	16,199	19,075
Commitments (Note 10)	—	—
Stockholders' equity:
Preferred stock, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized; 42,109,965 and 41,616,963 shares issued and outstanding at December 31, 2009 and 2008, respectively	42	42
Additional paid-in capital	233,555	221,597
Warrants	2	2
Accumulated other comprehensive income (loss)	8	(77)
Accumulated deficit	(35,743)	(30,627)

Total stockholders' equity	197,864	190,937

Total liabilities and stockholders' equity	$214,063	$210,012

See accompanying notes.

TechTarget, Inc.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	For the Years Ended December 31,
	2009	2008	2007
Revenues:
Online	$72,345	$77,373	$61,353
Events	14,152	22,786	24,254
Print	—	4,385	6,643

Total revenues	86,497	104,544	92,250

Cost of revenues:
Online(1)	19,378	21,404	15,575
Events(1)	5,600	9,531	8,611
Print(1)	—	2,156	3,788

Total cost of revenues	24,978	33,091	27,974

Gross profit	61,519	71,453	64,276
Operating expenses:
Selling and marketing(1)	32,002	33,481	28,048
Product development(1)	8,664	10,995	7,320
General and administrative(1)	19,527	14,663	12,592
Depreciation	2,219	2,406	1,610
Amortization of intangible assets	4,714	5,306	4,740
Restructuring charge	—	1,494	—

Total operating expenses	67,126	68,345	54,310

Operating (loss) income	(5,607)	3,108	9,966
Interest income, net	267	1,440	1,831

(Loss) income before provision for income taxes	(5,340)	4,548	11,797
(Benefit from) provision for income taxes	(224)	2,784	5,252

Net (loss) income	$(5,116)	$1,764	$6,545

Net (loss) income per common share:
Basic	$(0.12)	$0.04	$0.09

Diluted	$(0.12)	$0.04	$0.08

Weighted average common shares outstanding:
Basic	41,864,789	41,424,920	28,384,303

Diluted	41,864,789	43,439,619	31,346,738

(1)
Amounts include stock-based compensation expense as follows:

Cost of online revenue	$454	$407	$189
Cost of events revenue	94	91	53
Cost of print revenue	—	6	15
Selling and marketing	5,342	4,813	2,999
Product development	535	473	334
General and administrative	6,198	2,881	2,244

See accompanying notes.

TechTarget, Inc.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)
(in thousands, except share and per share data)

	Redeemable Convertible Preferred Stock
			Common Stock
							Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Redemption Value	Number of Shares	$0.001 Par Value	Additional Paid-In Capital	Warrants		Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance, December 31, 2006	97,491,861	$136,766	7,969,830	$8	$—	$105	$(56)	$(66,976)	$(66,919)

Accretion of redeemable convertible preferred stock		2,613			(2,613)				(2,613)
Reclassification from additional paid-in capital to accumulated deficit prior to initial public offering					2,492			(2,492)	—
Conversion of redeemable convertible preferred stock to common stock	(97,491,861)	(139,379)	24,372,953	24	108,822	356		30,532	139,734
Sale of common stock in initial public offering, net of issuance costs			7,072,097	7	83,154				83,161
Issuance of common stock from warrants, stock options and restricted stock awards			1,306,916	2	2,862	(398)			2,466
Issuance of common stock to acquire KnowledgeStorm			359,820		6,000				6,000
Excess tax benefit—stock options					3,222				3,222
Reclassification of preferred stock warrants to other liabilities						(50)			(50)
Stock-based compensation expense					5,834				5,834
Comprehensive income:
Change in fair value of interest rate swap							(46)		(46)
Net income								6,545	6,545

Comprehensive income									6,499

Balance, December 31, 2007	—	$—	41,081,616	$41	$209,773	$13	$(102)	$(32,391)	$177,334

Issuance of common stock from warrants, stock options and restricted stock awards			535,347	1	2,214	(11)			2,204
Excess tax benefit—stock options					939				939
Stock-based compensation expense					8,671				8,671
Comprehensive income:
Change in fair value of interest rate swap							26		26
Unrealized gain on investments (net of tax expense of $10)							10		10
Unrealized loss on foreign currency translation							(11)		(11)
Net income								1,764	1,764

Comprehensive income									1,789

Balance, December 31, 2008	—	$—	41,616,963	$42	$221,597	$2	$(77)	$(30,627)	$190,937

Issuance of common stock from stock options and restricted stock awards			493,002		133				133
Excess tax benefit—stock options					(778)				(778)
Stock-based compensation expense					12,623				12,623
Other					(20)				(20)
Comprehensive loss:
Change in fair value of interest rate swap							77		77
Unrealized gain on investments (net of tax expense of ($5))							(4)		(4)
Unrealized loss on foreign currency translation							12		12
Net loss								(5,116)	(5,116)

Comprehensive loss									(5,031)

Balance, December 31, 2009	—	$—	42,109,965	$42	$233,555	$2	$8	$(35,743)	$197,864

See accompanying notes.

TechTarget, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2009	2008	2007
Operating Activities:
Net (loss) income	$(5,116)	$1,764	$6,545
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	6,933	7,712	6,350
Provision for bad debt	221	441	78
Amortization of investment premiums	1,668	181	13
Stock-based compensation	12,623	8,671	5,834
Non-cash interest expense	13	9	312
Deferred tax benefit	(1,253)	1,746	(1,715)
Excess tax benefit—stock options	130	(891)	(3,126)
Non-cash portion of restructuring charge	—	49	—
Other non-cash items	(20)	85	—
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	1,595	(2,871)	(1,985)
Prepaid expenses and other current assets	2,737	(3,012)	2,048
Other assets	(1)	55	686
Accounts payable	(296)	476	(246)
Income taxes payable	398	(1,330)	(524)
Accrued expenses and other current liabilities	2	305	(855)
Accrued compensation expenses	106	(1,898)	(2,729)
Deferred revenue	(347)	(629)	2,786
Other liabilities	340	(117)	(157)

Net cash provided by operating activities	19,733	10,746	13,315
Investing activities:
Purchases of property and equipment, and other assets	(2,075)	(2,037)	(2,709)
Purchases of short-term investments	(27,927)	(60,284)	(354,742)
Purchases of long-term investments	(31,941)	(17,114)	—
Proceeds from sales and maturities of short-term investments	38,211	83,189	303,421
Proceeds from sales and maturities of long-term investments	3,750	77	—
Acquisition of assets	—	(50)	(1,013)
Acquisition of businesses, net of cash acquired	—	(1,184)	(64,162)

Net cash (used in) provided by investing activities	(19,982)	2,597	(119,205)
Financing activities:
Proceeds from revolving credit facility	—	—	12,000
Payments made on revolving credit facility	—	—	(12,000)
Payments on bank term loan payable	(3,000)	(3,000)	(3,000)
Proceeds from initial public offering, net of stock issuance costs	—	—	83,161
Excess tax benefit—stock options	(130)	891	3,126
Proceeds from exercise of warrants and stock options	133	2,203	2,466

Net cash (used in) provided by financing activities	(2,997)	94	85,753
Net (decrease) increase in cash and cash equivalents	(3,246)	13,437	(20,137)
Cash and cash equivalents at beginning of period	24,130	10,693	30,830

Cash and cash equivalents at end of period	$20,884	$24,130	$10,693

Supplemental disclosure of cash flow information:
Cash paid for interest	$139	$318	$620

Cash (refunded) paid for income taxes	$(1,942)	$4,561	$4,484

Supplemental disclosure of non-cash investing activities:
Issuance of common stock in connection with KnowledgeStorm acquisition	$—	$—	$6,000

Accrual for cash paid in connection with The Brian Madden Company acquisition	$—	$131	$—

See accompanying notes.

TechTarget, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2009, 2008 and 2007

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

        The Company's integrated content platform consists of a network of websites that are complemented with targeted in-person events and, until December 2008, specialized IT magazines. Throughout the critical stages of the purchase decision process, these content offerings meet IT professionals' needs for expert, peer and IT vendor information, and provide a platform on which IT vendors can launch targeted marketing campaigns that generate measurable, high return on investment (ROI). As IT professionals have become increasingly specialized, they have come to rely on our sector-specific websites for purchasing decision support. The Company's content enables IT professionals to navigate the complex and rapidly changing IT landscape where purchasing decisions can have significant financial and operational consequences. Based upon the logical clustering of users' respective job responsibilities and the marketing focus of the products that the Company's customers are advertising, content offerings are currently categorized across ten distinct media groups: Application Development; Channel; CIO/IT Strategy; Data Center and Virtualization; Enterprise Applications; Networking; Security; Storage; TechnologyGuide.com; and Vertical Software.

        On November 9, 2009, the Company disclosed that it had identified an improper accounting practice relating to certain customer credits that were improperly eliminated as liabilities on its balance sheet. As a result, the Company's Audit Committee conducted an investigation into this matter and found no other improper conduct in connection with any other accounting practices. Total professional fees related to the investigation are approximately $1.5 million of which approximately $1.2 million was recorded in 2009, with the remaining amount to be included in 2010. The Company has concluded that there were certain errors in its previously reported financial statements.

        To correct the customer credit errors, the Company recorded a net adjustment which increased accounts payable by $967 and decreased income before provision for income taxes by $967 during the quarter ended September 30, 2009. The aggregate net adjustment accumulated over several years and includes $57 from 2004 to 2006, $362 from 2007, $561 from 2008 and ($13) from 2009.

        In addition to the customer credit matter mentioned above, the Company disclosed in its Quarterly Report on Form 10-Q for the first quarter of 2009 that the Company corrected in the first quarter of 2009 an error in the amount of $284 related to interest income which should have been recorded in the fourth quarter of 2008. Whereas the error was previously corrected in Q1 2009, the $284 adjustment is not included in the adjustments described below.

        The Company assessed the materiality of these errors, both quantitatively and qualitatively, and concluded that the adjustments are not material to the prior annual financial statements or to the interim financial statements for 2009 (See Note 16).

TechTarget, Inc.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2009, 2008 and 2007

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

  Revenue Recognition

        The Company generates substantially all of its revenue from the sale of targeted advertising campaigns that are delivered via its network of websites, events and, prior to 2009, print publications. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

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

TechTarget, Inc.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2009, 2008 and 2007

(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

        Print Publications.    When sold separately advertising revenues from print publications were recognized at the time the applicable publication was distributed. When print advertising campaigns were sold with other services, revenue was recognized for all services in the advertising campaign over the term of the arrangement. Amounts collected or billed prior to satisfying the above revenue recognition criteria were recorded as deferred revenue.

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

        The Company offers customers the ability to purchase integrated ROI program offerings, which can include any of its online media offerings packaged together to address the particular customer's specific advertising requirements. As part of these offerings, the Company will guarantee a minimum number of qualified sales leads to be delivered over the course of the advertising campaign. Scheduled end dates of advertising campaigns are sometimes extended to satisfy lead guarantees or fulfill all elements of the advertising campaign based on delayed receipt of advertising media collateral from the customer. The Company estimates the revenue reserve necessary to properly defer revenue recognition for extended advertising campaigns. These estimates are based on the Company's experience in managing and fulfilling these integrated ROI program offerings. Shortfalls in fulfilling lead guarantees before the scheduled completion date of an advertising campaign are satisfied within an average of 42 days of such scheduled completion date. These integrated ROI program offerings represented approximately 49%, 41% and 33% of the Company's online revenues, and 41%, 31% and 22% of the Company's total revenues for the years ended December 31, 2009, 2008 and 2007, respectively.

TechTarget, Inc.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2009, 2008 and 2007

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

  Allowance for Doubtful Accounts

        The Company reduces gross trade accounts receivable by an allowance for doubtful accounts. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company reviews its allowance for doubtful accounts on a regular basis and all past due balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions for allowance for doubtful accounts are recorded in general and administrative expenses.

TechTarget, Inc.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2009, 2008 and 2007

(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

        Below is a summary of the changes in the Company's allowance for doubtful accounts for the years ended December 31, 2009, 2008 and 2007.

	Balance at Beginning of Period	Provision	Write-offs, net of recoveries	Balance at End of Period
Year ended December 31, 2007	$580	$78	$(234)	$424
Year ended December 31, 2008	$424	$441	$(223)	$642
Year ended December 31, 2009	$642	$221	$(380)	$483

Property and Equipment

        Property and equipment is stated at cost. Property and equipment acquired through acquisitions of businesses are initially recorded at fair value. Depreciation is calculated on the straight-line method based on the month the asset is placed in service over the following estimated useful lives:

Estimated Useful Life
Furniture and fixtures	5 years
Computer equipment and software	2–3 years
Internal-use software and website development costs	3–4 years
Leasehold improvements	Shorter of useful life or life of lease

        Property and equipment consists of the following:

	As of December 31,
	2009	2008
Furniture and fixtures	$1,155	$1,439
Computer equipment and software	4,868	5,989
Leasehold improvements	1,090	1,168
Internal-use software and website development costs	4,515	3,042

	11,628	11,638
Less: Accumulated depreciation and amortization	(7,868)	(7,734)

	$3,760	$3,904

        Depreciation expense was $2.2 million, $2.4 million, and $1.6 million for the years ended December 31, 2009, 2008 and 2007, respectively. Repairs and maintenance charges that do not increase the useful life of the assets are charged to operations as incurred. The Company wrote off approximately $0.6 million and $1.9 million of fully depreciated assets that were no longer in service during 2009 and 2008, respectively.

TechTarget, Inc.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2009, 2008 and 2007

(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

  Internal Use Software and Website Development Costs

        The Company capitalizes costs incurred during the development of its website applications and infrastructure as well as certain costs relating to internal use software. The estimated useful life of costs capitalized is evaluated for each specific project. Capitalized internal use software and website development costs are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss shall be recognized only if the carrying amount of the asset is not recoverable and exceeds its fair value. The Company capitalized internal-use software and website development costs of $1.5 million, $0.5 million and $1.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

        No single customer represented 10% or more of total accounts receivable at December 31, 2009 and 2008. No single customer accounted for more than 10% of revenue for the years ended December 31, 2009, 2008 and 2007.

  Derivative Instruments

        The Company records all derivative instruments on its balance sheet at their fair value. In September, 2006, the Company entered into an interest rate swap agreement to mitigate interest rate fluctuations on its variable rate bank term loan, as further described in Note 9. The interest rate swap agreement was deemed to be a cash flow hedge and qualifies for hedge accounting using the shortcut method. Accordingly, changes in the fair value of the interest rate swap agreement are recorded in "accumulated other comprehensive loss" on the consolidated statements of redeemable convertible preferred stock and stockholders' deficit. The Company has no foreign exchange contracts, option contracts, or other hedging arrangements.

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

TechTarget, Inc.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2009, 2008 and 2007

(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

  Stock-Based Compensation

        At December 31, 2009, the Company had two stock-based employee compensation plans which are more fully described in Note 11. Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized in the statement of operations using the straight line method over the vesting period of the award or using the accelerated attribution method if vesting of the award is contingent upon attaining performance goals. The Company uses the Black-Scholes option pricing model to determine the fair value of stock-based awards.

  Comprehensive Income (Loss)

        Comprehensive income (loss) is defined to include all changes in equity during a period, except those resulting from investments by stockholders and distributions to stockholders. Other comprehensive income (loss) includes changes in the fair value of the Company's interest rate swap, unrealized gains (losses) on available for sale securities and foreign currency translation adjustments.

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

        A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share is as follows:

	For the Years Ended December 31,
	2009	2008	2007
Numerator:
Net (loss) income	$(5,116)	$1,764	$6,545
Accretion of preferred stock dividends	—	—	3,948

Total net income applicable to preferred stockholders	—	—	3,948

Net (loss) income applicable to common stockholders	$(5,116)	$1,764	$2,597

TechTarget, Inc.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2009, 2008 and 2007

(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

	For the Years Ended December 31,
	2009	2008	2007
Denominator:
Basic:
Weighted average shares of common stock and vested restricted stock awards outstanding	41,864,789	41,424,920	28,384,303

Diluted:
Weighted average shares of common stock and vested restricted stock awards outstanding	41,864,789	41,424,920	28,384,303
Effect of potentially dilutive shares	—	2,014,699	2,962,435

Total weighted average shares of common stock and vested restricted stock awards outstanding	41,864,789	43,439,619	31,346,738

Calculation of Net Income Per Common Share:
Basic:
Net (loss) income applicable to common stockholders	$(5,116)	$1,764	$2,597

Weighted average shares of stock outstanding	41,864,789	41,424,920	28,384,303

Net (loss) income per common share	$(0.12)	$0.04	$0.09

Diluted:
Net (loss) income applicable to common stockholders	$(5,116)	$1,764	$2,597

Weighted average shares of stock outstanding	41,864,789	43,439,619	31,346,738

Net (loss) income per common share(1)	$(0.12)	$0.04	$0.08

(1)
In calculating diluted earnings per share, shares related to outstanding stock options, unvested restricted stock awards and warrants were excluded for the year ended December 31, 2009 because the effect of including them would be anti-dilutive. Diluted net (loss) income per common share does not include the weighted-average effect of anti-dilutive common equivalent shares from stock options outstanding of 1,942,258 and 59,543 for 2008 and 2007, respectively.

Recent Accounting Pronouncements

        Effective January 1, 2009, the Company adopted SFAS No. 141 (revised 2007), Business Combinations (SFAS 141(R)) which was primarily codified into FASB Accounting Standards Codification (ASC) 805, Business Combinations (ASC 805). Under current guidance, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. The current guidance is effective on a prospective basis for all business combinations for which the

TechTarget, Inc.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2009, 2008 and 2007

(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

acquisition date is on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired contingencies. With the adoption of the current guidance, any tax related adjustments associated with acquisitions that closed prior to January 1, 2009 will be recorded through income tax expense, whereas the previous accounting treatment would require any adjustment to be recognized through goodwill. The adoption of the current guidance had no impact on the Company's consolidated financial position or results of operations.

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

        Effective January 1, 2009, the Company adopted FASB Staff Position (FSP) No. 142-3, Determination of the Useful Life of Intangible Assets (FSP No. 142-3) which was primarily codified into FASB ASC 350, Intangibles—Goodwill and Other (ASC 350). The current guidance amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The current guidance also requires enhanced disclosures when an intangible asset's expected future cash flows are affected by an entity's intent and/or ability to renew or extend the arrangement. The adoption did not have a material impact on the Company's consolidated financial position or results of operations.

        Effective April 1, 2009, the Company adopted SFAS No. 165, Subsequent Events (SFAS 165) which was primarily codified into FASB ASC 855—Subsequent Events (ASC 855). The current guidance is intended to establish general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued. It requires the disclosure that the Company has evaluated subsequent events through the date of this filing. The adoption did not have a material impact on the Company's financial position or results of operations.

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

        Effective September 30, 2009, the Company adopted SFAS No. 168, The FASB Accounting Standards Codification (Codification) and the Hierarchy of Generally Accepted Accounting Principles—a replacement of Financial Statement No. 162 (SFAS 168) which was primarily codified into FASB ASC 105—Generally Accepted Accounting Principles. Current guidance establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. All other accounting literature not

TechTarget, Inc.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2009, 2008 and 2007

(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

included in the Codification is non-authoritive. The adoption did not have a material impact on the Company's consolidated financial position or results of operations.

        In September 2009, the FASB ratified Accounting Standards Update (ASU) 2009-13 (ASU 2009-13) (previously Emerging Issues Task Force (EITF) Issue No. 08-1, Revenue Arrangements with Multiple Deliverables (EITF 08-1)), which updates the existing multiple-element revenue arrangements guidance currently included in Accounting Standards Codification 605-25. ASU 2009-13 will require companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. ASU 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption will be permitted. The Company is currently evaluating the potential impact of the adoption of ASU 2009-13 on its consolidated results of operations and financial position and the Company's planned date of adoption.

3. Fair Value Measurements

        The Company measures certain financial assets at fair value on a recurring basis, including cash equivalents, short and long-term investments, and equity investments. The fair value of these financial assets was determined based on three levels of input as follows:

  •
  Level 1.  Quoted prices in active markets for identical assets and liabilities;

  •
  Level 2.  Observable inputs other than quoted prices in active markets; and

  •
  Level 3.  Unobservable inputs.

        The fair value hierarchy of the Company's financial assets and liabilities carried at fair value and measured on a recurring basis is as follows:

		Fair Value Measurements at Reporting Date Using
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$6,271	$6,271	$—	$—
Short-term investments	50,496	—	50,496	—
Long-term investments	11,177	—	11,177	—

Total	$67,944	$6,271	$61,673	$—

TechTarget, Inc.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2009, 2008 and 2007

(In thousands, except share and per share data)

3. Fair Value Measurements (Continued)

		Fair Value Measurements at Reporting Date Using
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$14,280	$14,280	$—	$—
Short-term investments	42,863	—	42,863	—
Long-term investments	2,575	—	2,575	—
Interest rate swap(2)	77	—	77	—

Total	$59,795	$14,280	$45,515	$—

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

TechTarget, Inc.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2009, 2008 and 2007

(In thousands, except share and per share data)

4. Acquisitions (Continued)

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

  KnowledgeStorm, Inc.

        On November 6, 2007 the Company acquired KnowledgeStorm, Inc. (KnowledgeStorm), which was a privately held company based in Alpharetta, Georgia, for $51,730 in cash and 359,820 shares of unregistered common stock of TechTarget valued at $6,000, as well as $230 in transaction costs. KnowledgeStorm is a leading online search resource providing vendor generated content addressing corporate IT professionals. KnowledgeStorm offers IT marketers products with a lead generation and branding focus to reach these corporate IT professionals throughout the purchasing decision process. The acquisition of KnowledgeStorm strengthens the Company's industry leadership position and increases its scale, customer penetration and product offerings for advertisers.

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

TechTarget, Inc.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2009, 2008 and 2007

(In thousands, except share and per share data)

4. Acquisitions (Continued)

        Within approximately thirty days from the acquisition date, the Company's management completed its reorganization plan to consolidate KnowledgeStorm operations. Liabilities assumed in the acquisition include approximately $627 of involuntary termination benefits payable to terminated employees through May 2008, as well as approximately $111 of costs associated with exiting certain operating leases on office space leased by KnowledgeStorm under noncancelable leases that expire through December 2008.

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

TechTarget, Inc.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2009, 2008 and 2007

(In thousands, except share and per share data)

4. Acquisitions (Continued)

        The following unaudited pro forma results of operations for the year ended December 31, 2007 has been prepared as though the acquisition of KnowledgeStorm had occurred on January 1, 2006. This pro forma unaudited financial information is not indicative of the results of operations that may occur in the future.

Year Ended December 31,
2007
(unaudited)
Total revenues	$108,079

Net income	$308

Net loss per common share:
Basic and diluted	$(0.13)

        Results of operations for KnowledgeStorm have been included in the Company's results of operations since the acquisition date of November 6, 2007.

  TechnologyGuide, Inc.

        On April 26, 2007, the Company acquired substantially all of the assets of TechnologyGuide, Inc. (TechGuide), which was a privately-held company based in Cincinnati, OH, for $15,000 in cash, plus $15 in acquisition related transaction costs. TechGuide is a network of five online websites which includes; Notebookreview.com, Brighthand.com, TabletPCReview.com, DigitalCameraReview.com and SpotStop.com. The websites offer independent product reviews, price comparisons, and forum-based discussions for selected technology products. The acquisition provides the Company with opportunities for growth within the laptop/notebook PC and "smart phone" markets in which it did not have a material presence.

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

TechTarget, Inc.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2009, 2008 and 2007

(In thousands, except share and per share data)

4. Acquisitions (Continued)

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

        Results of operations for TechGuide have been included in the Company's results of operations since the acquisition date of April 26, 2007.

  Ajaxian.com

        On February 27, 2007, the Company acquired substantially all of the assets of Ajaxian, Inc. (Ajaxian) for a purchase price of $1,013 in cash. Ajaxian is a provider of a website and two events dedicated to providing information and support for the community of developers for "Ajax" (Asynchronous JavaScript and XML), a web development technique for creating interactive web applications.

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

5. Restructuring Charges

        In December 2008, the Company implemented an expense reduction program that included (i) a reduction in workforce, (ii) a reduction in certain office leases, (iii) the elimination of its two print publications, and (iv) a continuation of strict controls on discretionary spending. The Company implemented the cost reductions to lower its operating expenses in order to align its costs with the current business conditions with the goal of maintaining its profitability and investing as appropriate to gain market share. The Company's restructuring charge is comprised principally of employee severance and associated termination costs, costs associated with a reduction in certain office leases, contract

TechTarget, Inc.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2009, 2008 and 2007

(In thousands, except share and per share data)

5. Restructuring Charges (Continued)

termination costs in connection with the elimination of its two print publications and write-offs of leasehold improvements associated with the exit of facilities. The Company had no restructuring charges or reserves in 2009 and 2007.

        The activity in the Company's restructuring accrual for the years ended December 31, 2009 and 2008 is summarized as follows (in thousands):

Restructuring Charge
Balance as of January 1, 2008	$—
Employee severance pay and related costs	886
Non-cancelable lease, contract termination, and other charges	559
Write-offs of tenant improvements, furniture, and fixed assets	49

Restructuring charges	1,494
Cash paid related to employee severance and other costs	(331)
Write-off of tenant improvements, furniture, and fixed assets	(49)

Balance as of December 31, 2008	$1,114
Cash paid related to employee severance and other costs	(1,114)

Balance as of December 31, 2009	$—

        As of December 31, 2008, the Company's restructuring accrual balance of $1.1 million was included in the consolidated balance sheet in accrued expenses and other liabilities.

6. Cash, Cash Equivalents and Investments

        Cash and cash equivalents consist of highly liquid investments with maturities of three months or less at date of purchase. Cash equivalents are carried at cost, which approximates their fair market value. Cash and cash equivalents consisted of the following:

	As of December 31,
	2009	2008
Cash	$14,613	$9,850
Money market funds	6,271	14,280

Total cash and cash equivalents	$20,884	$24,130

        The Company's short and long-term investments are accounted for as available for sale securities. These investments are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders' equity, net of tax. The unrealized gain, net of taxes, was $6 and $10 as of December 31, 2009 and 2008, respectively. Realized gains and losses on the sale of these investments are determined using the specific identification method. Realized gains totaled $17 in the year ended December 31, 2009. There were no realized gains or losses in 2008 and 2007.

TechTarget, Inc.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2009, 2008 and 2007

(In thousands, except share and per share data)

6. Cash, Cash Equivalents and Investments (Continued)

        Short and long-term investments consisted of the following:

	December 31, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short and long-term investments:
Government agency bonds	$8,168	$—	$(9)	8,159
Municipal bonds	53,495	42	(23)	53,514

Total short and long-term investments	$61,663	$42	$(32)	$61,673

	December 31, 2008
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short and long-term investments:
Municipal bonds	$45,419	$22	$(3)	$45,438

Total short and long-term investments	$45,419	$22	$(3)	$45,438

        The Company had nineteen securities in an unrealized loss position at December 31, 2009. All of these securities have been in such a position for less than 12 months. The unrealized loss on these securities was $32 and the fair value was $27.4 million. As of December 31, 2009, the Company does not consider these investments to be other-than-temporarily impaired.

        Municipal bonds have contractual maturity dates within eighteen months. All income generated from these investments is recorded as interest income.

7. Goodwill

        The changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 are as follows:

	As of December 31,
	2009	2008
Balance as of beginning of period	$88,958	$88,326
Goodwill acquired during the period	—	636
Adjustments	—	(4)

Balance as of end of period	$88,958	$88,958

TechTarget, Inc.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2009, 2008 and 2007

(In thousands, except share and per share data)

8. Intangible Assets

        The following table summarizes the Company's intangible assets, net:

		As of December 31, 2009
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer, affiliate and advertiser relationships	1-9	$11,508	$(5,619)	$5,889
Developed websites, technology and patents	3-6	5,400	(2,400)	3,000
Trademark, trade name and domain name	1-7	2,179	(1,261)	918
Proprietary user information database and Internet traffic	3-5	4,750	(2,257)	2,493
Non-compete agreements	1-3	1,323	(1,095)	228

Total intangible assets		$25,160	$(12,632)	$12,528

		As of December 31, 2008
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer, affiliate and advertiser relationships	1-9	$12,449	$(4,641)	$7,808
Developed websites, technology and patents	3-6	5,400	(1,500)	3,900
Trademark, trade name and domain name	1-7	2,179	(912)	1,267
Proprietary user information database and Internet traffic	3-5	4,750	(1,216)	3,534
Non-compete agreements	1-3	1,933	(1,200)	733

Total intangible assets		$26,711	$(9,469)	$17,242

        Intangible assets are amortized over their estimated useful lives, which range from one to nine years, using methods of amortization that are expected to reflect the estimated pattern of economic use. The remaining amortization expense will be recognized over a weighted-average period of approximately 2.5 years. Amortization expense was $4.7 million, $5.3 million and $4.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

        The Company expects amortization expense of intangible assets to be as follows:

Years Ending December 31:	Amortization Expense
2010	$4,202
2011	3,222
2012	2,462
2013	1,010
2014	661
Thereafter	971

$12,528

TechTarget, Inc.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2009, 2008 and 2007

(In thousands, except share and per share data)

9. Bank Term Loan Payable

        In August 2006, the Company entered into a credit agreement (the "Credit Agreement") with a commercial bank, which included a $10.0 million term loan (the "Term Loan") and a $20.0 million revolving credit facility (the "Revolving Credit Facility"). The Credit Agreement was amended in August 2007, in December 2008 and again in December 2009. The amendment in 2009 reduced the Revolving Credit Facility to $5.0 million.

        The Revolving Credit Facility matures on August 30, 2011. Unless earlier payment is required by an event of default, all principal and unpaid interest will be due and payable on August 30, 2011. At the Company's option, the Revolving Credit Facility bears interest at either the Prime Rate less 1.00% or the LIBOR rate plus the applicable LIBOR margin. The applicable LIBOR margin is based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters. As of December 31, 2009, the applicable LIBOR margin was 1.25%.

        The Company is also required to pay an unused line fee on the daily unused amount of its Revolving Credit Facility at a per annum rate based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters. As of December 31, 2009, unused availability under the Revolving Credit Facility totaled $5 million and the per annum unused line fee rate was 0.20%.

        The Term Loan requires 39 consecutive monthly principal payments of $250, plus interest, beginning on September 30, 2006 through December 30, 2009. The Company paid the remaining balance on the Term Loan in December 2009.

        In September 2006, the Company entered into an interest rate swap agreement with a commercial bank to mitigate the interest rate fluctuations on the Term Loan. With this interest rate swap agreement in place, the Company has fixed the annual interest rate at 6.98% for the Term Loan. The interest rate swap agreement terminated in December 2009. The Company deemed the interest rate swap agreement a cash flow hedge which qualified for special accounting using the shortcut method. Accordingly, changes in the fair value of the interest rate swap agreement were recorded in "accumulated other comprehensive loss" on the consolidated statements of redeemable convertible preferred stock and stockholders' equity (deficit). As of December 31, 2009 and 2008, the fair value of the cash flow hedge was $0 and $77, respectively, and is recorded in other liabilities. The interest rate swap agreement was terminated in December 2009.

        Borrowings under the Credit Agreement are collateralized by a security interest in substantially all assets of the Company. Covenants governing the Credit Agreement require the maintenance of certain financial ratios. At December 31, 2009, the Company was in compliance with all financial covenants under the Credit Agreement. The Company was in violation of one loan covenant under the Credit Agreement. The Company failed to file timely quarterly interim financial statements with the SEC. The Company received a waiver from the bank agreeing to extend the delivery date of the September 30, 2009 financial statements to February 26, 2010 and compliance was satisfied when the Company filed the financial statements in February 2010.

TechTarget, Inc.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2009, 2008 and 2007

(In thousands, except share and per share data)

10. Commitments and Contingencies

  Operating Leases

        The Company conducts its operations in leased office facilities under various noncancelable operating lease agreements that expire through March, 2020. In August 2009, the Company entered into an agreement to lease approximately 87,875 square feet of office space in Newton, Massachusetts. The lease commenced in February 2010 and has a term of 10 years. The Company is receiving certain rent concessions over the life of the lease.

        Certain of the Company's operating leases include lease incentives and escalating payment amounts and are renewable for varying periods. The Company is recognizing the related rent expense on a straight-line basis over the term of the lease taking into account the lease incentives and escalating lease payments. Total rent expense under the Company's leases was approximately $3,189, $2,981 and $1,775 for the years ended December 31, 2009, 2008 and 2007, respectively.

        Future minimum lease payments under noncancelable operating leases at December 31, 2009, net of minimum sublease rental payments of $0.3 million, are as follows:

Years Ending December 31:	Minimum Lease Payments
2010	1,329
2011	2,885
2012	3,413
2013	2,868
2014	2,890
Thereafter	15,623

$29,008

        At December 31, 2009, the Company had an irrevocable standby letter of credit outstanding in the aggregate amount of $1.5 million. This letter of credit supports the lease the Company entered into in 2009 for its new corporate headquarters. This letter of credit extends annually thru February 28, 2020 unless notification of termination is received.

  Litigation

        From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At December 31, 2009 and 2008, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

11. Stock-based Compensation

  Stock Option Plans

        In September 1999, the Company approved a stock option plan (the 1999 Plan) that provides for the issuance of up to 12,384,646 shares of common stock incentives. The 1999 Plan provides for the granting of incentive stock options (ISOs), nonqualified stock options (NSOs), and stock grants. These

TechTarget, Inc.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2009, 2008 and 2007

(In thousands, except share and per share data)

11. Stock-based Compensation (Continued)

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

        In April 2007, the Board approved the 2007 Stock Option and Incentive Plan (the 2007 Plan), which was approved by the stockholders and became effective upon the consummation of the Company's IPO in May 2007. Effective upon the consummation of the IPO, no further awards will be made pursuant to the 1999 Plan, but any outstanding awards under the 1999 Plan will remain in effect and will continue to be subject to the terms of the 1999 Plan. The 2007 Plan allows the Company to grant ISOs, NSOs, stock appreciation rights, deferred stock awards, restricted stock and other awards. Under the 2007 Plan, stock options may not be granted at less than fair market value on the date of grant, and grants generally vest over a four year period. Stock options granted under the 2007 Plan expire no later than ten years after the grant date. The Company has reserved for issuance an aggregate of 2,911,667 shares of common stock under the 2007 Plan plus an additional annual increase to be added automatically on January 1 of each year, beginning on January 1, 2008, equal to the lesser of (a) 2% of the outstanding number of shares of common stock (on a fully-diluted basis) on the immediately preceding December 31 and (b) such lower number of shares as may be determined by the Company's compensation committee. The number of shares available for issuance under the 2007 Plan is subject to adjustment in the event of a stock split, stock dividend or other change in capitalization. Generally, shares that are forfeited or canceled from awards under the 2007 Plan also will be available for future awards. In addition, shares subject to stock options returned to the 1999 Plan, as a result of their expiration, cancellation or termination, are automatically made available for issuance under the 2007 Plan. As of December 31, 2009 a total of 319,129 shares were available for grant under the 2007 Plan.

  Stock Options

        The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an option award. The Company calculated the fair values of the options granted using the following assumptions:

	Years Ended December 31,
	2009	2008	2007
Expected volatility	75%-79%	41%-71%	47%-50%
Expected term	6.25 years	6.25 years	6.25 years
Risk-free interest rate	2.21%-2.89%	1.71%-3.15%	3.62%-5.04%
Expected dividend yield	—%	—%	—%
Weighted-average grant date fair value per share	$4.06	$3.28	$7.35

        As there was no public market for the Company's common stock prior to the Company's IPO in May 2007, and limited historical information on the volatility of its common stock since the date of the Company's IPO, the Company determined the volatility for options granted in 2009, 2008 and 2007

TechTarget, Inc.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2009, 2008 and 2007

(In thousands, except share and per share data)

11. Stock-based Compensation (Continued)

based on an analysis of the Company's stock and reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using an average of the historical volatility of the Company's stock and the peer group of companies for a period equal to the expected life of the option. The expected life of options has been determined utilizing the "simplified" method. The risk-free interest rate is based on a zero coupon United States treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero. The Company applied an estimated annual forfeiture rate based on its historical forfeiture experience of 2.00%, 2.00%, and 1.00% in determining the expense recorded in 2009, 2008, and 2007, respectively.

        A summary of the stock option activity under the Company's stock option plan for the year ended December 31, 2009 is presented below:

	Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2008	7,765,578	$6.30
Options granted	755,000	5.82
Options exercised	(304,349)	0.44
Options forfeited	(131,757)	8.93
Options canceled	(167,593)	7.66

Options outstanding at December 31, 2009	7,916,879	$6.40	6.4	$6,236

Options exercisable at December 31, 2009	5,441,557	$6.14	5.4	$5,611

Options vested or expected to vest at December 31, 2009(1)	7,791,167	$6.40	6.4	$6,198

(1)
In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

        During the years ended December 31, 2009, 2008 and 2007, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $1,558, $3,677, and $13,760, respectively, and the total amount of cash received by the Company from exercise of these options was $133, $2,203, and $2,472, respectively. The total grant-date fair value of stock options granted after the adoption of SFAS No. 123(R) on January 1, 2006 that vested during the years ended December 31, 2009, 2008 and 2007 was $6,146, $4,189 and $6,223, respectively.

        Unrecognized stock-based compensation expense of non-vested stock options of $11.2 million is expected to be recognized using the straight line method over a weighted-average period of 1.3 years.

TechTarget, Inc.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2009, 2008 and 2007

(In thousands, except share and per share data)

11. Stock-based Compensation (Continued)

  Restricted Stock Awards

        Restricted stock awards are valued at the market price of a share of the Company's common stock on the date of the grant. A summary of the restricted stock award activity under the Company's stock option plan for the year ended December 31, 2009 is presented below:

	Shares	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Nonvested outstanding at December 31, 2008	464,476	$14.48
Granted	1,962,954	4.03
Vested	(191,905)	12.76
Forfeited	(18,625)	14.29

Nonvested outstanding at December 31, 2009	2,216,900	$5.37	$12,481

        Nonvested restricted stock awards outstanding at December 31, 2009 includes 1,925,000 awards with vesting schedules contingent upon the Company achieving a performance goal. The Company achieved the performance goal during the year ended December 31, 2009 and the restricted stock awards will vest over four years.

        The total grant-date fair value of restricted stock awards that vested during the years ended December 31, 2009 and 2008 was $2,449 and $2,510, respectively. None of the restricted stock awards vested during the year ended December 31, 2007.

        Unrecognized stock-based compensation expense of non-vested restricted stock awards of $7.4 million is expected to be recognized over a weighted-average period of 1.4 years.

12. Stockholders' Equity (Deficit)

  Shares Authorized

        In April 2007, the Board of Directors approved an amendment and restatement of the Company's Certificate of Incorporation to increase the authorized number of shares of common stock from 44,344,656 to 100,000,000, to authorize 5,000,000 shares of undesignated preferred stock, par value $0.001 per share, and to eliminate all reference to the designated Series Preferred Stock.

  Stock Offering

        In May 2007, the Company completed its initial public offering (IPO) of 8,855,000 shares of its common stock, of which 7,072,097 shares were sold by the Company and 1,782,903 shares were sold by certain of the Company's existing shareholders at a price to the public of $13.00 per share. The Company raised a total of $91,937 in gross proceeds from the offering, or $83,161 in net proceeds after deducting underwriting discounts and commissions of $6,436 and other offering costs of approximately $2,340. Upon the closing of the offering, all shares of the Company's redeemable convertible preferred stock automatically converted into 24,372,953 shares of common stock.

TechTarget, Inc.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2009, 2008 and 2007

(In thousands, except share and per share data)

12. Stockholders' Equity (Deficit) (Continued)

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

  Warrants

        In connection with the Company's original Bank Term Loan agreement, in July 2001 the Company issued to the lender for the Bank Term Loan (the "Lender") a fully exercisable warrant to purchase up to 74,074 shares of series A redeemable convertible preferred stock at $0.5411 per share. In connection with an amendment to the Bank Term Loan agreement in April 2002 the Company issued to the Lender an additional fully exercisable warrant to purchase 55,443 shares of series A redeemable convertible preferred stock at a price of $0.5411 per share. Upon the closing of the Company's IPO in May 2007, these warrants outstanding converted into warrants to purchase an aggregate of 32,378 shares of the Company's common stock at an exercise price of $2.1644 per share. In 2007, the Lender exercised their warrants to purchase 32,378 shares of common stock using the conversion rights in the warrants. As result of the exercise using the conversion rights, the Company issued 26,740 shares of common stock to the Lender and cancelled the 5,638 shares received in lieu of payment of the exercise price.

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

        At December 31, 2009 and 2008, there were 1,269 shares of the Company's common stock reserved for the exercise of all warrants.

  Reserved Common Stock

        As of December 31, 2009, the Company has reserved common stock for the following:

Number of Shares
Options outstanding and available for grant under stock option plans	10,588,140
Warrants	1,269

10,589,409

TechTarget, Inc.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2009, 2008 and 2007

(In thousands, except share and per share data)

13. Income Taxes

        As of December 31, 2009, the Company had U.S. federal and state net operating loss (NOL) carryforwards of approximately $7.0 million and $17.3 million, respectively, which may be used to offset future taxable income. The NOL carryforwards expire through 2027, and are subject to review and possible adjustment by the Internal Revenue Service. The Internal Revenue Code contains provisions that limit the NOL and tax credit carryforwards available to be used in any given year in the event of certain changes in the ownership interests of significant stockholders. The federal NOL carryforwards of $7.0 million available at December 31, 2009 were acquired from KnowledgeStorm and are subject to limitations on their use in future years.

        The income tax provision for the years ended December 31, 2009, 2008 and 2007 consisted of the following:

	Years Ended December 31,
	2009	2008	2007
Current:
Federal	$465	$88	$5,321
State	1,223	950	1,646

Total current	1,688	1,038	6,967
Deferred:
Federal	(1,314)	1,782	(1,398)
State	(598)	(36)	(317)

Total deferred	(1,912)	1,746	(1,715)

	$(224)	$2,784	$5,252

        The income tax provision for the years ended December 31, 2009, 2008 and 2007 differs from the amounts computed by applying the statutory federal income tax rate to the consolidated income (loss) before income taxes as follows:

	Years Ended December 31,
	2009	2008	2007
Provision computed at statutory rate	$(1,869)	$1,592	$4,129
Increase (reduction) resulting from:
Tax exempt interest income	(133)	(440)	(712)
Stock-based compensation	1,426	1,012	792
Other nondeductible expenses	136	137	208
State income tax provision	197	581	752
Change in deferred tax asset valuation reserve	28	—	—
Other	(9)	(98)	83

Provision for income taxes	$(224)	$2,784	$5,252

TechTarget, Inc.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2009, 2008 and 2007

(In thousands, except share and per share data)

13. Income Taxes (Continued)

        Significant components of the Company's net deferred tax assets and liabilities are as follows:

	As of December 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$2,797	$4,904
Deferred revenue	241	239
Accruals and allowances	432	412
Depreciation	—	135
Stock-based compensation	5,904	3,272
Deferred rent expense	191	97

Gross deferred tax assets	9,565	9,059
Less valuation allowance	(1,020)	(940)

Total deferred tax assets	8,545	8,119
Deferred tax liabilities:
Intangible asset amortization	(873)	(1,791)
Depreciation	(91)	—

Total deferred tax liabilities	(964)	(1,791)

Net deferred tax assets	$7,581	$6,328

As reported:
Current deferred tax assets	$2,399	$2,959
Non-current deferred tax assets	5,182	3,369

Total deferred tax assets	$7,581	$6,328

        In evaluating the ability to realize the net deferred tax asset, the Company considers all available evidence, both positive and negative, including past operating results, the existence of cumulative losses in the most recent fiscal years, tax planning strategies that are prudent, and feasible and forecasts of future taxable income. In considering sources of future taxable income, the Company makes certain assumptions and judgments that are based on the plans and estimates that are used to manage the underlying business of the Company. Changes in the Company's assumptions and estimates may materially impact income tax expense for the period. The valuation allowance of $1.0 million and $0.9 million at December 31, 2009 and 2008, respectively, relates to state deferred tax assets acquired from KnowledgeStorm that the Company determined were not likely to be realized based on projections of future taxable income in Georgia. To the extent realization of the state deferred tax assets becomes probable, recognition of these acquired tax benefits would reduce income tax expense.

        The Company may from time to time be assessed interest or penalties by major tax jurisdictions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company recognized interest and penalties totaling $5 and $17 in 2009 and 2008, respectively. The Company did not recognize any interest and penalties in 2007.

TechTarget, Inc.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2009, 2008 and 2007

(In thousands, except share and per share data)

13. Income Taxes (Continued)

        Tax years 2006 through 2009 are subject to examination by the federal and state taxing authorities. The Internal Revenue Service completed an audit of our 2006 tax return without identifying any material adjustments. There are no other income tax examinations currently in process.

14. Segment Information

        The Company views its operations and manages its business as one operating segment based on factors such as how the Company manages its operations and how its chief operating decision making group, which consists of the Company's chief executive officer, president and executive vice president, reviews results and makes decisions on how to allocate resources and assess performance.

  Geographic Data

        Net sales to unaffiliated customers by geographic area were as follows:

	Years Ended December 31,
	2009	2008	2007
United States and Canada	$83,232	$101,401	$90,216
International	3,264	3,143	2,034

Total	$86,497	$104,544	$92,250

15. 401(k) Plan

        The Company maintains a 401(k) retirement savings plan (the Plan) whereby employees may elect to defer a portion of their salary and contribute the deferred portion to the Plan. The Company contributes an amount equal to 50% of the employee's contribution to the Plan, up to an annual limit of two thousand dollars. The Company contributed $0.7 million, $0.8 million and $0.6 million to the Plan for the years ended December 31, 2009, 2008 and 2007, respectively. Employee contributions and the Company's matching contributions are invested in one or more collective investment funds at the participant's direction. The Company's matching contributions vest 25% annually and are 100% vested after four consecutive years of service.

TechTarget, Inc.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2009, 2008 and 2007

(In thousands, except share and per share data)

16. Quarterly Financial Data (unaudited)

	For the Three Months Ended
	2009				2008
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Total revenues	$18,472	$21,737	$23,056	$23,232	$23,263	$27,615	$26,996	$26,670
Total cost of revenues	5,961	6,231	6,530	6,256	7,542	9,036	8,370	8,143
Total gross profit	12,511	15,506	16,526	16,976	15,721	18,579	18,626	18,527
Total operating expenses	15,267	15,960	18,082	17,817	17,205	17,147	16,449	17,544
Operating (loss) income	(2,756)	(454)	(1,556)	(841)	(1,484)	1,432	2,177	983
Net (loss) income	$(2,308)	$(543)	$(1,438)	$(827)	$(436)	$1,052	$707	$441
Net (loss) income per common share:
Basic	$(0.06)	$(0.01)	$(0.03)	$(0.02)	$(0.01)	$0.03	$0.02	$0.01
Diluted	$(0.06)	$(0.01)	$(0.03)	$(0.02)	$(0.01)	$0.02	$0.02	$0.01

        Included in the first quarter of 2009 was the correction of an error in the amount of $284 related to interest income which should have been recorded in the fourth quarter of 2008 (See note 2).

        Included in the third quarter of 2009 was the entry to correct the customer credit errors (See Note 2) which increased accounts payable by $967 and decreased income before provision for income taxes by $967. The aggregate net adjustment accumulated over several years and includes $57 from 2004 to 2006, $362 from 2007, $561 from 2008 and ($13) from 2009.

        Included in the third quarter of 2009 was the correction of an error totaling $1.1 million related to stock-based compensation expense that should have been recorded in the first and second quarters of 2009. The additional stock-based compensation expense relates to 1,925,000 restricted stock awards granted during the first quarter of 2009. The vesting for the restricted stock awards is contingent upon the Company achieving an annual financial performance goal. The stock-based compensation expense related to the restricted stock awards was initially recognized on a straight-line basis over the vesting period but should have been recognized using the accelerated attribution method.

        Included in the fourth quarter of 2009 was the correction of an error totaling $291 related to an exit charge that should have been recorded in the second quarter of 2009. The exit charge relates to office space that the Company exited in June 2009 but is obligated under a noncancelable lease agreement through November 2010.

        The Company assessed the materiality of the errors noted above, both quantitatively and qualitatively, and concluded that the adjustments are not material to the prior annual financial statements or to the interim financial statements for 2009. As a result, the Company recorded the correction of the errors in the quarters in which they were realized. In addition, management noted these errors in their assessment of internal controls (see Item 9A)

        Included in the fourth quarter of 2009 are professional fees related to the investigation of $1.2 million (See note 2).

TechTarget, Inc.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2009, 2008 and 2007

(In thousands, except share and per share data)

17. Subsequent Events

        On March 8, 2010, the Company acquired certain assets of ebizQ.net™ for $0.5 million in cash plus a future earn out potential. ebizQ.net is a leading website for business and information technology (IT) decision makers focused on Business Process Management (BPM) and Service-Oriented Architecture (SOA). ebizQ.net is an online community with more than 100,000 members that provides original editorial and independent content from leading industry analysts and experts via blogs, webinars, podcasts, white papers, and virtual events. The addition of ebizQ.net to the TechTarget network of technology websites complements the Company's existing web properties, providing a one-stop shop for IT and Line of Business professionals researching new products and technologies around these disciplines and marketers trying to reach them.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2009, and due to the material weaknesses in our internal control over financial reporting described in our accompanying Management's Report on Internal Control over Financial Reporting below, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level. As further discussed below under "Remediation Plans", management is implementing measures that we believe will address these deficiencies in our controls and procedures.

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

        Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal controls over financial reporting as of December 31, 2009. In connection with this assessment, we identified the following material weaknesses in internal control over financial reporting as of December 31, 2009. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Because of the material weaknesses described below, management believes that, as of December 31, 2009, our internal control over financial reporting was not effective based on this criteria.

        The independent registered public accounting firm, Ernst & Young LLP, has audited our consolidated financial statements and has issued an attestation report on our internal controls over financial reporting as of December 31, 2009 which is included herein.

  Accounting for Certain Complex transactions involving revenue and stock-based compensation

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

        We did not have effective design or operational controls over the accounting for certain online service revenue transactions, specifically; our ability to apply generally accepted accounting principles as they relate to the recognition of revenue on transactions that include duration-based services and multiple element advertising campaigns. This material weakness resulted in the misstatement of revenue for certain service offerings and multiple element campaigns, which required previously reported consolidated financial statements to be restated. We also did not have effective design on operational controls over the accounting for stock based compensation arrangements in accordance with generally accepted accounting principles which resulted in adjustments being recorded in the quarter ended September 30, 2009.

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

        We did not have effective employee education and training to ensure communication of any concerns related to accounting practices are brought to the appropriate personnel or governing body on a timely manner.

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

Remediation Plans

        Management has identified the following measures to strengthen our internal control over financial reporting and to address the material weaknesses described above. We began implementing certain of these measures prior to the filing of this Form 10-K but changes made to our internal controls have not yet been in place for a sufficient time to have had a significant effect. Management expects to continue to develop remediation plans and implement additional changes to our internal control over financial reporting during 2010, described in detail hereafter. We believe that the actions taken to date, as well as our planned future actions, will adequately address the material weaknesses.

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

•
Utilize specialized third party consultants to assist us in monitoring and ensuring the propriety of our revenue recognition policies, procedures, and activities on a quarterly basis.

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

•
Utilize specialized third party consultants to assist us in monitoring and ensuring the propriety of our revenue recognition policies, procedures, and activities on a quarterly basis.

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

•
Utilize specialized third party consultants to assist us in monitoring and ensuring the propriety of our revenue recognition policies, procedures, and activities on a quarterly basis.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
TechTarget, Inc.

        We have audited TechTarget, Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TechTarget, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management's report on internal control over financial reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment:

  1.
  Inadequate and ineffective controls over the accounting for certain complex transactions.

        The Company did not have effective design or operational controls over the accounting for certain online service revenue transactions, specifically; the ability to apply generally accepted accounting principles as they relate to the recognition of revenue on transactions that include duration-based services and multiple element advertising campaigns. This material weakness resulted in the misstatement of revenue for certain service offerings and multiple element campaigns, which required previously reported consolidated financial statements to be restated. The Company also did not have effective design on organizational controls over the accounting for stock based compensation arrangements in accordance with generally accepted accounting principles which resulted in adjustments being recorded in the quarter ended September 30, 2009.

  2.
  Inadequate and ineffective controls over adequacy of staffing of accounting group.

        The Company's controls related to ensuring the adequacy of staffing of its accounting and finance department were inadequate and ineffective. This material weakness resulted in the misstatement of revenue for certain service offerings and multiple element campaigns, which required previously reported consolidated financial statements to be restated. This material weakness also resulted in errors in accounting for stock based compensation, aging customer credits and certain unallocated accruals which resulted in adjustments being recorded in the quarter ended September 30, 2009.

  3.
  Insufficient and ineffective review and supervision by management of certain accounting policies and procedures.

        Management's monitoring and review controls over certain accounting policies and procedures as well as the business process controls surrounding certain complex online service revenue transactions were inadequate and ineffective. Management's oversight and related detective controls to ensure timely and proper identification and correction of errors for arrangements involving certain complex online service revenue transactions were inadequate and ineffective. This material weakness resulted in the misstatement of revenue for certain service offerings and multiple element campaigns, which required previously reported consolidated financial statements to be restated. This material weakness also resulted in errors in accounting for stock based compensation, aging customer credits and certain unallocated accruals which resulted in adjustments being recorded in the quarter ended September 30, 2009.

  4.
  Inadequate and ineffective accounting and reporting system for processing and reporting of certain complex service revenue transactions.

        The Company's current accounting and financial reporting system and related internal controls are inadequate to carry out the volume and level of complexities associated with its online service revenue transactions. This material weakness resulted in the misstatement of revenue for certain service offerings and multiple element campaigns, which required previously reported consolidated financial statements to be restated.

  5.
  Inadequate and ineffective controls over the use of debit memorandums to reclassify aged customer credits from the accounts receivable subsidiary ledger to an unallocated general accrual account.

        The Company did not have effective design or operational controls to prevent the reclassification of customer liabilities from the accounts receivable subsidiary ledger to an unallocated general accrual account. This material weakness resulted in the misstatement of customer liabilities, which required an adjustment in the quarter ended September 30, 2009.

  6.
  Inadequate education, training, and awareness of the process for reporting concerns with regard to accounting practices to finance management, management and/or the Audit Committee.

        The Company did not have effective employee education and training to ensure communication of any concerns related to accounting practices are brought to the appropriate personnel or governing body on a timely manner.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TechTarget, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2009 financial statements and this report does not affect our report dated March 16, 2010, which expressed an unqualified opinion on those financial statements.

        In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, TechTarget, Inc. has not maintained effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 16, 2010

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required by this item will be set forth under the captions "Proposal 1: Election of Class III Directors," "Information About Continuing Directors," "Information About Executive Officers," "Code of Business Conduct and Ethics" and "Board Committees—Audit Committee" in our definitive proxy statement for the 2010 Annual Meeting of Stockholders, and is incorporated herein by reference. We are also required under Item 405 of Regulation S-K to provide information concerning delinquent filers of reports under Section 16 of the Securities Exchange Act of 1934, as amended. This information will be listed under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for the 2010 Annual Meeting of Stockholders. This information is incorporated herein by reference. The information regarding executive officers will be listed under the section captioned "Executive Officers of the Company" in our definitive proxy statement for the 2010 Annual Meeting of Stockholders. This information is incorporated herein by reference.

Item 11.    Executive Compensation.

        The information required by this item will be set forth under the captions "Director Compensation; Executive Officer Compensation," "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" in our definitive proxy statement for the 2010 Annual Meeting of Stockholders. This information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by this item will be set forth under the captions "Stock Owned by Directors, Executive Officers and Greater-Than-5% Stockholders" and "Securities Authorized for Issuance Under Equity Compensation Plans" in our definitive proxy statement for the 2010 Annual Meeting of Stockholders. This information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by this item will be set forth under the captions "Related Party Transactions" and "Information About Corporate Governance" in our definitive proxy statement for the 2010 Annual Meeting of Stockholders. This information is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.

        The information required by this item will be set forth under the caption "Independent Registered Public Accountants" in our definitive proxy statement for the 2010 Annual Meeting of Stockholders. This information is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

  (a)
  Financial Statements are filed as part of this Annual Report on Form 10-K.

  (b)
  The following consolidated financial statements are included in Item 8:

  •
  Consolidated Balance Sheets as of December 31, 2009 and 2008

  •
  Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007

  •
  Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for the Years Ended December 31, 2009, 2008 and 2007

  •
  Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007

  •
  Notes to Consolidated Financial Statements

  (c)
  Exhibit Index.

  (d)
  The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Annual Report on Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHTARGET, INC. Date: March 16, 2010
By:	/s/ GREG STRAKOSCH Greg Strakosch Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREG STRAKOSCH Greg Strakosch	Chief Executive Officer and Director (Principal executive officer)	March 16, 2010
/s/ ERIC SOCKOL Eric Sockol	Chief Financial Officer (Principal financial and accounting officer)	March 16, 2010
/s/ LEONARD FORMAN Leonard Forman	Director	March 16, 2010
/s/ JAY C. HOAG Jay C. Hoag	Director	March 16, 2010
/s/ BRUCE LEVENSON Bruce Levenson	Director	March 16, 2010
/s/ ROGER M. MARINO Roger M. Marino	Director	March 16, 2010

EXHIBIT INDEX

			Incorporated by Reference to
Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
	Articles of Incorporation and By-Laws

3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant	10-Q	3.1	11/13/2007	001-33472
3.2	Amended and Restated Bylaws of the Registrant	S-1/A	3.3	03/20/2007	333-140503
	Instruments Defining the Rights of Security Holders

4.1	Specimen Stock Certificate for shares of the Registrant's Common Stock	S-1/A	4.1	04/10/2007	333-140503
	Material Contracts

10.1	Second Amended and Restated Investors' Rights Agreement by and among the Registrant, the Investors named therein and SG Cowen Securities Corporation, dated as of December 17, 2004	S-1	10.1	02/07/2007	333-140503
10.2	Form of Indemnification Agreement between the Registrant and its Directors and Officers	S-1/A	10.2	05/15/2007	333-140503
10.3#	2007 Stock Option and Incentive Plan	S-1/A	10.3	04/20/2007	333-140503
10.4#	Form of Incentive Stock Option Agreement under the 2007 Stock Option and Incentive Plan	S-1/A	10.4	04/20/2007	333-140503
10.5#	Form of Non-Qualified Stock Option Agreement under the 2007 Stock Option and Incentive Plan	S-1/A	10.5	04/20/2007	333-140503
10.6#	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors	S-1/A	10.5.1	04/27/2007	333-140503
10.7#	Form of Restricted Stock Agreement under the 2007 Stock Option and Incentive Plan	S-1/A	10.6	04/20/2007	333-140503
10.8#	Form of Restricted Stock Unit Agreement under the 2007 Stock Option and Incentive Plan	10-K	10.8	3/31/2008	001-33472
10.9#	Restricted Stock Unit Agreement, dated December 18, 2007, by and between the Registrant and Kevin Beam	10-K	10.9	3/31/2008	001-33472
10.10#	Restricted Stock Unit Agreement, dated December 18, 2007, by and between the Registrant and Don Hawk	10-K	10.10	3/31/2008	001-33472
10.11#	Restricted Stock Unit Agreement, dated December 18, 2007, by and between the Registrant and Rick Olin	10-K	10.11	3/31/2008	001-33472

			Incorporated by Reference to
Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
10.12#	Restricted Stock Unit Agreement, dated December 18, 2007, by and between the Registrant and Eric Sockol	10-K	10.12	3/31/2008	001-33472
10.13#	Restricted Stock Unit Agreement, dated December 18, 2007, by and between the Registrant and Greg Strakosch	10-K	10.13	3/31/2008	001-33472
10.14#	Executive Incentive Bonus Plan	S-1/A	10.7	04/20/2007	333-140503
10.15#	1999 Stock Option Plan	S-1	10.8	02/07/2007	333-140503
10.16#	Form of Incentive Stock Option Grant Agreement under the 1999 Stock Option Plan (for grants prior to September 27, 2006)	S-1	10.9	02/07/2007	333-140503
10.17#	Form of Incentive Stock Option Grant Agreement under the 1999 Stock Option Plan (for grants on or after September 27, 2006)	S-1	10.10	02/07/2007	333-140503
10.18#	Form of Incentive Stock Option Grant Agreement under the 1999 Stock Option Plan (for grants to executives)	S-1/A	10.10.1	05/01/2007	333-140503
10.19#	Form of Nonqualified Stock Option Grant Agreement under the 1999 Stock Option Plan	S-1	10.11	02/07/2007	333-140503
10.20#	Lease Agreement between the Registrant and Wellsford/Whitehall Holdings, L.L.C. for the premises located at 117 Kendrick Street, Needham, MA, dated as of November 25, 2003	S-1	10.12	02/07/2007	333-140503
10.21#	First Amendment to Lease Agreement between the Registrant and Wellsford/Whitehall Holdings, L.L.C. for the premises located at 117 Kendrick Street, Needham, MA, dated July 27, 2004	S-1	10.13	02/07/2007	333-140503
10.22#	Second Amendment to Lease Agreement between the Registrant and Wellsford/Whitehall Holdings, L.L.C. for the premises located at 117 Kendrick Street, Needham, MA, dated December, 2004	S-1	10.14	02/07/2007	333-140503
10.23#	Third Amendment to Lease Agreement between the Registrant and Intercontinental Fund III for the premises located at 117 Kendrick Street, Needham, MA, dated September 21, 2006	S-1	10.15	02/07/2007	333-140503
10.24#	Credit Facility Agreement between the Registrant and Citizens Bank of Massachusetts, dated August 30, 2006	S-1	10.16	02/07/2007	333-140503

			Incorporated by Reference to
Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
10.25#	Amended and Restated Employment Agreement, dated January 17, 2008, by and between the Registrant and Greg Strakosch	10-K	10.25	3/31/2008	001-33472
10.26#	Amended and Restated Employment Agreement, dated January 17, 2008, by and between the Registrant and Don Hawk	10-K	10.26	3/31/2008	001-33472
10.27#	Amended and Restated Employment Agreement, dated January 17, 2008, by and between the Registrant and Eric Sockol	10-K	10.27	3/31/2008	001-33472
10.28#	Amended and Restated Employment Agreement, dated January 17, 2008, by and between the Registrant and Kevin Beam	10-K	10.28	3/31/2008	001-33472
10.29#	Amended and Restated Employment Agreement, dated January 17, 2008, by and between the Registrant and Rick Olin	10-K	10.29	3/31/2008	001-33472
10.30	Lease Agreement by and between MA-Riverside Project L.L.C., as landlord and TechTarget, Inc., as tenant	8-K	10.1	8/7/2009	001-33472
10.31	First Amendment (dated August 30, 2007) to Credit Facility Agreement dated August 30, 2006 between the Registrant and Citizens Bank of Massachusetts	10-Q	10.1	2/8/2010	001-33472
10.32	Second Amendment (dated December 18, 2008) to Credit Facility Agreement between the Registrant and Citizens Bank of Massachusetts, dated August 30, 2006	10-Q	10.2	2/8/2010	001-33472
10.33	Third Amendment (dated December 17, 2009) to Credit Facility Agreement dated August 30, 2006 between the Registrant and Citizens Bank of Massachusetts	10-Q	10.3	2/8/2010	001-33472
10.34	First Amendment (dated December 17, 2009) to Revolving Promissory Note dated August 30, 2006 between the Registrant and Citizens Bank of Massachusetts	10-Q	10.4	2/8/2010	001-33472
10.35	Waiver of Specified Covenants (dated December 17, 2009) for Credit Facility Agreement dated August 30, 2006 between the Registrant and Citizens Bank of Massachusetts, now known as RBS Citizens, National Association	10-Q	10.5	2/8/2010	001-33472

Incorporated by Reference to
Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
10.36	Waiver of Specified Covenants (dated January 28, 2010) for Credit Facility Agreement dated August 30, 2006 between the Registrant and Citizens Bank of Massachusetts, now known as RBS Citizens, National Association	10-Q	10.6	2/8/2010	001-33472
Additional Exhibits

*21.1	List of Subsidiaries
*23.1	Consent of Ernst & Young LLP
*31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
*32.1	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Agreement and Plan of Merger by and among the Registrant, Catapult Acquisition Corp. and KnowledgeStorm, Inc. dated November 1, 2007	8-K	99.1	11/07/2007	001-33472

*
Filed herewith.

#
Management contract or compensatory plan or arrangement filed as an Exhibit to this report pursuant to 15(a) and 15(c) of Form 10-K.