Form 10-Q
period 2010-03-31
TechTarget Inc
filed 2010-05-10
CIK 1293282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 1-33472

TECHTARGET, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3483216 (I.R.S. Employer Identification No.)
275 Grove Street Newton, Massachusetts 02466 (Address of principal executive offices) (zip code)
(617) 431-9200 (Registrant’s telephone number, including area code)

(Former name, former address and formal fiscal year, if changed since last report): Not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The registrant had 42,466,869 shares of Common Stock, $0.001 par value per share, outstanding as of April 30, 2010.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

TECHTARGET, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,491	$20,884
Short-term investments	56,291	50,496
Accounts receivable, net of allowance for doubtful accounts of $543 and $483 as of March 31, 2010 (unaudited) and December 31, 2009, respectively	18,360	16,623
Prepaid expenses and other current assets	1.991	1,929
Deferred tax assets	2,204	2,399
Total current assets	96,337	92,331
Property and equipment, net	5,653	3,760
Long-term investments	7,810	11,177
Goodwill	89,293	88,958
Intangible assets, net of accumulated amortization	12,087	12,528
Deferred tax assets	5,739	5,182
Other assets	148	127
Total assets	$217,067	$214,063

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,497	$3,106
Accrued expenses and other current liabilities	1,472	2,910
Accrued compensation expense	1,191	808
Income taxes payable	—	398
Deferred revenue	9,182	8,402
Total current liabilities	16,342	15,624
Long-term liabilities:
Other liabilities	1,821	575
Total liabilities	18,163	16,199
Commitments and contingencies (Note 9)	—	—
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 42,455,644 and 42,109,965 shares issued and outstanding at March 31, 2010 (unaudited) and December 31, 2009, respectively	43	42
Additional paid-in capital	236,989	233,555
Warrants	2	2
Accumulated other comprehensive (loss) income	(47)	8
Accumulated deficit	(38,083)	(35,743)
Total stockholders’ equity	198,904	197,864
Total liabilities and stockholders’ equity	$217,067	$214,063

See accompanying notes.

TECHTARGET, INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2010	2009
	(Unaudited)

Revenues:
Online	$18,561	$16,282
Events	2,482	2,190
Total revenues	21,043	18,472

Cost of revenues:
Online(1)	4,536	4,880
Events(1)	864	1,081
Total cost of revenues	5,400	5,961

Gross profit	15,643	12,511

Operating expenses:
Selling and marketing(1)	8,913	7,516
Product development(1)	2,185	2,081
General and administrative(1)	5,495	3,919
Depreciation	525	536
Amortization of intangible assets	1,135	1,215
Total operating expenses	18,253	15,267
Operating loss	(2,610)	(2,756)
Interest income (expense), net	107	(110)
Loss before provision for income taxes	(2,503)	(2,866)
Benefit from income taxes	(163)	(558)
Net loss	$(2,340)	$(2,308)
Net loss per common share:
Basic and diluted	$(0.06)	$(0.06)
Weighted average common shares outstanding:
Basic and diluted	42,479,994	41,754,131
(1) Amounts include stock-based compensation expense as follows:
Cost of online revenue	$88	$234
Cost of events revenue	26	17
Selling and marketing	1,929	1,328
Product development	161	131
General and administrative	1,225	893

See accompanying notes.

TECHTARGET, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2010	2009
	(Unaudited)
Operating Activities:
Net loss	$(2,340)	$(2,308)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,660	1,751
Provision for bad debt	95	—
Amortization of investment premiums	427	594
Stock-based compensation expense	3,429	2,603
Deferred tax benefit	(336)	(150)
Excess tax benefit - stock options	107	—
Changes in operating assets and liabilities:
Accounts receivable	(1,845)	3,938
Prepaid expenses and other current assets	(237)	(1,287)
Other assets	(22)	7
Accounts payable	1,392	(1,172)
Income taxes payable	(432)	—
Accrued expenses and other current liabilities	(1,437)	(648)
Accrued compensation expenses	383	86
Deferred revenue	780	(839)
Other liabilities	681	(37)
Net cash provided by operating activities	2,305	2,538
Investing activities:
Purchases of property and equipment, and other assets	(2,397)	(342)
Purchases of short-term investments	(7,381)	(6,640)
Purchases of long-term investments	(5,994)	—
Proceeds from sales and maturities of short-term investments	9,700	4,000
Proceeds from sales and maturities of long-term investments	750	—
Acquisition of businesses	(484)	—
Net cash used in investing activities	(5,806)	(2,982)
Financing activities:
Payments on bank term loan payable	—	(750)
Excess tax benefit - stock options	(107)	—
Proceeds from exercise of stock options	215	12
Net cash provided by (used in) financing activities	108	(738)
Net decrease in cash and cash equivalents	(3,393)	(1,182)
Cash and cash equivalents at beginning of period	20,884	24,130
Cash and cash equivalents at end of period	17,491	$22,948
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$46
Cash paid for taxes	$487	$53

See accompanying notes.

TECHTARGET, INC.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

1. Organization and Operations

TechTarget, Inc. (the Company) is a leading provider of specialized online content that brings together buyers and sellers of corporate information technology, or IT products. The Company sells customized marketing programs that enable IT vendors to reach corporate IT decision makers who are actively researching specific IT purchases.

The Company’s integrated content platform consists of a network of more than 80 websites that are complemented with targeted in-person events.  During the critical stages of the purchase decision process, these content offerings meet IT professionals’ needs for expert, peer and IT vendor information, and provide a platform on which IT vendors can launch targeted marketing campaigns that generate measurable, high return on investment (ROI). As IT professionals have become increasingly specialized, they have come to rely on our sector-specific websites for purchasing decision support. The Company’s content enables IT professionals to navigate the complex and rapidly changing IT landscape where purchasing decisions can have significant financial and operational consequences. Based upon the logical clustering of users’ respective job responsibilities and the marketing focus of the products that the Company’s customers are advertising, content offerings are currently categorized across ten distinct media groups: Application Development; Channel; CIO/IT Strategy; Data Center/Platforms; Virtualization Technologies; Enterprise Applications; Networking; Security; Storage; and Vertical Software.

2. Summary of Significant Accounting Policies

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the consolidated financial statements

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, which include KnowledgeStorm, Inc., Bitpipe, Inc., TechTarget Securities Corporation and TechTarget Limited. KnowledgeStorm, Inc. and Bitpipe, Inc. are leading websites providing in-depth vendor generated content targeted toward corporate IT professionals. TechTarget Securities Corporation is a Massachusetts Securities Corporation incorporated in 2004. TechTarget Limited is a subsidiary doing business principally in the United Kingdom. All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown, are of a normal recurring nature and have been reflected in the consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of results to be expected for any other interim periods or for the full year. The information included in these consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report and the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The Company has evaluated subsequent events through the date of this filing.

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

Revenue Recognition

The Company generates substantially all of its revenue from the sale of targeted advertising campaigns that are delivered via its network of websites and events.  Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

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

The Company offers customers the ability to purchase integrated ROI program offerings, which can include any of its online media offerings packaged together to address the particular customer’s specific advertising requirements. As part of these offerings, the Company will guarantee a minimum number of qualified sales leads to be delivered over the course of the advertising campaign. Scheduled end dates of advertising campaigns are sometimes extended to satisfy lead guarantees or fulfill all elements of the advertising campaign based on delayed receipt of advertising media collateral from the customer. The Company estimates the revenue reserve necessary to properly defer revenue recognition for extended advertising campaigns. These estimates are based on the Company’s experience in managing and fulfilling these integrated ROI program offerings. Historically, shortfalls in fulfilling lead guarantees before the scheduled completion date of an advertising campaign are satisfied within an average of 39 days of such scheduled completion date. These integrated ROI program offerings represented approximately 48% and 45% of online revenues, and 42% and 39% of total revenues for the three months ended March 31, 2010 and 2009, respectively.

Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue.

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, short and long-term investments, accounts receivable and accounts payable. The carrying value of these instruments approximates their estimated fair values.

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

Goodwill and indefinite-lived intangible assets are not amortized, but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life are amortized over their estimated useful lives, which range from one to nine years, using methods of amortization that are expected to reflect the estimated pattern of economic use, and are reviewed for impairment when events or changes in circumstances suggest that the assets may not be recoverable. The Company performs its annual test of impairment of goodwill on December 31st of each year, and whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. Based on this evaluation, the Company believes that, as of each of the balance sheet dates presented, none of the Company’s goodwill or other long-lived assets were impaired.

Internal Use Software and Website Development Costs

The Company capitalizes costs incurred during the development of its website applications and infrastructure as well as certain costs relating to internal use software. The estimated useful life of costs capitalized is evaluated for each specific project. Capitalized internal use software and website development costs are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss shall be recognized only if the carrying amount of the asset is not recoverable and exceeds its fair value. The Company capitalized internal-use software and website development costs of $0.5 million and $0.2 million for the three months ended March 31, 2010 and 2009, respectively.

Income Taxes

The Company’s deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. If required, a valuation allowance is established against net deferred tax assets if, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company recognizes any interest and penalties related to unrecognized tax benefits in income tax expense.

Stock-Based Compensation

At March 31, 2010, the Company had two stock-based employee compensation plans which are more fully described in Note 11. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized in the statement of operations using the straight line method over the vesting period of the award or using the accelerated method if the award is contingent upon performance goals. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock-based awards.

Net Loss Per Share

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

Recent Accounting Pronouncements

In September 2009, the FASB ratified Accounting Standards Update ("ASU") 2009-13 (ASU 2009-13) (previously Emerging Issues Task Force (EITF) Issue No. 08-1, Revenue Arrangements with Multiple Deliverables (EITF 08-1)), which updates the existing multiple-element revenue arrangements guidance currently included in Accounting Standards Codification 605-25. ASU 2009-13 will require companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. ASU 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption will be permitted. The Company is currently evaluating the potential impact of the adoption of ASU 2009-13 on its consolidated results of operations and financial condition and the Company’s planned date of adoption.

In October 2009, the FASB issued Accounting Standards Update No. 2009-14, "Certain Revenue Arrangements That Include Software Elements" ("ASU No. 2009-14"). ASU No. 2009-14 amends guidance included within ASC Topic 985-605 to exclude tangible products containing software components and non-software components that function together to deliver the product’s essential functionality.  Entities that sell joint hardware and software products that meet this scope exception will be required to follow the guidance of ASU No. 2009-13.  ASU No. 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption and retrospective application are also permitted.  The company is currently evaluating the impact of adopting the provisions of ASU No. 2009-14.

In December 2009, the FASB issued Accounting Standards Update No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”). ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The new standard requires a number of new disclosures, including additional disclosures about the reporting entity’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity is required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. ASU 2009-17 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. Based on the Company’s evaluation of ASU 2009-17, the adoption of this statement did not impact the Company’s consolidated financial statements.

Accounting Standards Update 2009-05, Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value allows entities determining the fair value of a liability to use the perspective of an investor that holds the related obligation as an asset. The ASU is effective for interim and annual periods beginning after August 27, 2009, and applies to all fair-value measurements of liabilities required by GAAP. Additionally, effective January 1, 2010, we adopted ASU 2010-06 Improving Disclosures about Fair Value Measurements, which requires additional disclosures regarding assets and liabilities measured at fair value. The adoption of these requirements did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09, which amends the Subsequent Events Topic of the ASC to eliminate the requirement for public companies to disclose the date through which subsequent events have been evaluated. The Company will continue to evaluate subsequent events through the date of the issuance of the financial statements; however, consistent with the guidance, this date will no longer be disclosed. This change did not affect the Company’s consolidated financial statements.

3. Fair Value Measurements

The Company measures certain financial assets at fair value on a recurring basis, including cash equivalents, and short and long-term investments. The fair value of these financial assets was determined based on three levels of input as follows:

•	Level 1. Quoted prices in active markets for identical assets and liabilities;

•	Level 2. Observable inputs other than quoted prices in active markets; and

•	Level 3. Unobservable inputs.

The fair value hierarchy of the Company’s financial assets and liabilities carried at fair value and measured on a recurring basis is as follows:

		Fair Value Measurements at Reporting Date Using
	March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Unaudited)
Money market funds(1)	$11,979	$11,979	$—	$—
Short-term investments	56,291	—	56,291	—
Long-term investments	7,810	—	7,810	—
Total	$76,080	$11,979	$64,101	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Unaudited)
Money market funds(1)	$6,271	$6,271	$—	$—
Short-term investments	50,496	—	50,496	—
Long-term investments	11,177	—	11,177	—
Total	$67,944	$6,271	$61,673	$—

(1)	Included in cash equivalents on the accompanying consolidated balance sheet.

4. Cash, Cash Equivalents and Investments

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less at date of purchase. Cash equivalents are carried at cost, which approximates their fair market value. Cash and cash equivalents consisted of the following:

	March 31, 2010	December 31, 2009
	(Unaudited)
Cash	$5,512	$14,613
Money market funds	11,979	6,271
Total cash and cash equivalents	$17,491	$20,884

The Company’s short and long-term investments are accounted for as available for sale securities. These investments are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive loss, a component of stockholders’ equity, net of tax. The unrealized (loss) gain, net of taxes, was ($41) and $151 for the three months ended March 31, 2010 and 2009, respectively. Realized gains and losses on the sale of these investments are determined using the specific identification method. There were no realized gains during the quarter ended March 31, 2010.  Realized gains totaled $9 in the three months ended March 31, 2009.

Short and long-term investments consisted of the following:

	March 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short and long-term investments:
Government agency bonds	$8,123	$2	$(3)	$8,122
Municipal bonds	56,038	12	(71)	55,979
Total short and long-term investments	$64,161	$14	$(74)	$64,101

	December 31, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short and long-term investments:
Government agency bonds	$8,168	$-	$(9)	$8,159
Municipal bonds	53,495	42	(23)	$53, 514
Total short and long-term investments	$61,663	$42	$(23)	$61,673

The Company had 28 debt securities in an unrealized loss position at March 31, 2010. All of these securities have been in such a position for less than 12 months. The unrealized loss on those securities was approximately $0.1 million and the fair value was $38.1 million. As of March 31, 2010, the Company does not consider these investments to be other-than temporarily impaired.

Municipal bonds have contractual maturity dates within eighteen months. All income generated from these investments is recorded as interest income.

5. Acquisitions

On March 1, 2010, the Company acquired ebizQ.net and certain other assets from IT Quadrant, Inc. for $0.5 million in cash plus a potential future earnout valued at $0.6 million.  ebizQ.net is a leading website for business and information technology (IT) decision makers focused on Business Process Management (BPM) and Service-Oriented Architecture (SOA). ebizQ.net is an online community with more than 100,000 members that provides original editorial and independent content from leading industry analysts and experts via blogs, webinars, podcasts, white papers, and virtual events. The addition of ebizQ.net to the TechTarget network of technology websites complements the Company's existing web properties, providing a one-stop shop for IT and Line of Business professionals researching new products and technologies around these disciplines and marketers trying to reach them.

In connection with this acquisition, the Company purchased $70 of tangible assets, recorded $335 of goodwill and $660 of intangible assets related to customer relationships, a member database, a non-compete agreement and trade names with estimated useful lives ranging from three to six years.

The estimated fair value of $660 of acquired intangible assets is assigned as follows:

	Useful Life	Estimated Fair Value
Customer relationship intangible asset	72 months	$280
Member database	60 months	240
Non-compete agreement intangible asset	36 months	80
Trade name intangible asset	60 months	60
Total intangible assets		$660

The Company engaged a third party valuation specialist to assist management in determining the fair value of the earnout and the intangible assets of IT Quadrant, Inc.  The potential future earnout was valued using a probability approach under which the earnout was calculated based on the weighted probability of several forecasted outcomes.  The estimated earnout was then discounted using a rate of 5.75%. To value the customer relationship assets, an income approach was used, specifically a variation of the discounted cash-flow method known as the multi-period excess earnings method. The projected net cash flows for IT Quadrant, Inc. were tax affected using an effective rate of 41% and then discounted using a discount rate of 23% to calculate the value of the customer relationship asset. Additionally, the present value of the sum of projected tax benefits was added to arrive at the total fair value of the customer relationship asset. To value the member database, a replacement cost approach was used, specifically a calculation of costs to acquire new members based on TechTarget’s cost history over the past two years divided by new members acquired.  The calculated cost per new member acquired was used to calculate the cost to acquire the members in the IT Quadrant, Inc. member database.  Additionally, the present value of the sum of projected tax benefits was added to the calculated replacement cost to calculate the total fair value of the member database asset. To value the non-compete agreement a comparative business valuation method was used. Based on a non-compete term of 36 months, management projected net cash flows for the Company with and without the non-compete agreement in place. The present value of the sum of the difference between the net cash flows with and without the non-compete agreement in place was calculated, based on a discount rate of 23%.  To value the trade name intangible asset a relief from royalty method was used to estimate the pre-tax royalty savings to the Company related to the IT Quadrant, Inc. trade names.  The projected net cash flows from the pre-tax royalty savings were tax affected using an effective rate of 41% and then discounted using a discount rate of 23% to calculate the value of the trade name intangible asset.

6. Intangible Assets

Intangible assets subject to amortization as of March 31, 2010 and December 31, 2009 consist of the following:

		As of March 31, 2010
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
		(Unaudited)
Customer, affiliate and advertiser relationship	1 – 9	$11,788	$(6,101)	$5,687
Developed websites, technology and patents	3 - 6	5,400	(2,625)	2,775
Trademark, trade name and domain name	1 - 7	2,273	(1,320)	953
Proprietary user information database and Internet traffic	3 - 5	4,990	(2,522)	2,468
Non-compete agreements	1 - 3	1,403	(1,199)	204
Total intangible assets		$25,854	$(13,767)	$12,087

		As of December 31, 2009
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer, affiliate and advertiser relationships	1 - 9	$11,508	$(5,619)	$5,889
Developed websites, technology and patents	3 - 6	5,400	(2,400)	3,000
Trademark, trade name and domain name	1 - 7	2,179	(1,261)	918
Proprietary user information database and Internet traffic	3 - 5	4,750	(2,257)	2,493
Non-compete agreements	1 - 3	1,323	(1,095)	228
Total intangible assets		$25,160	$(12,632)	$12,528

Intangible assets are amortized over their estimated useful lives, which range from one to nine years, using methods of amortization that are expected to reflect the estimated pattern of economic use. The remaining amortization expense will be recognized over a weighted-average period of approximately 2.6 years. Amortization expense was $1.1 million and $1.2 million for the three months ended March 31, 2010 and 2009 respectively.

The Company expects amortization expense of intangible assets to be as follows:

Years Ending December 31:	Amortization Expense
2010 (April 1 – December 31)	$3,210
2011	3,358
2012	2,595
2013	1,121
2014	768
Thereafter	1,035
$12,087

7. Net Loss Per Common Share

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share is as follows:

	For the Three Months Ended March 31,
	2010	2009
	(Unaudited)
Numerator:
Net loss	$(2,340)	$(2,308)
Denominator:
Basic:
Weighted average shares of common stock outstanding	42,479,994	41,754,131
Diluted:
Weighted average shares of common stock outstanding	42,479,994	41,754,131
Effect of potentially dilutive shares(1)	—	—
Total weighted average shares of common stock outstanding	42,479,994	41,754,131
Net Loss Per Common Share:
Basic and diluted net loss per common share	$(0.06)	$(0.06)

(1)
In calculating diluted earnings per share, shares related to outstanding stock options, unvested restricted stock awards and warrants were excluded for the three months ended March 31, 2010 and 2009 because they were anti-dilutive.

8. Bank Term Loan Payable

In August 2006, the Company entered into a credit agreement (the “Credit Agreement”) with a commercial bank, which included a $10.0 million term loan (the “Term Loan”) and a $20.0 million revolving credit facility (the “Revolving Credit Facility”). The Credit Agreement was amended in August 2007, in December 2008 and again in December 2009.  The amendment in 2009 reduced the Revolving Credit Facility to $5.0 million.  The Company paid off the remaining balance of this Term Loan in December 2009.

The Revolving Credit Facility matures on August 30, 2011. Unless earlier payment is required by an event of default, all principal and unpaid interest will be due and payable on August 30, 2011. At the Company’s option, the Revolving Credit Facility bears interest at either the Prime Rate less 1.00% or the LIBOR rate plus the applicable LIBOR margin. The applicable LIBOR margin is based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters. As of March 31, 2010, the applicable LIBOR margin was 1.25%.

The Company is also required to pay an unused line fee on the daily unused amount of its Revolving Credit Facility at a per annum rate based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters. As of March 31, 2010, unused availability under the Revolving Credit Facility totaled $5.0 million and the per annum unused line fee rate was 0.20%.

Borrowings under the Credit Agreement are collateralized by a security interest in substantially all assets of the Company. Covenants governing the Credit Agreement require the maintenance of certain financial ratios. At March 31, 2010 the Company was in compliance with all covenants under the Credit Agreement.

9. Commitments and Contingencies

Operating Leases

The Company conducts its operations in leased office facilities under various non-cancelable operating lease agreements that expire through March 2020. Future minimum lease payments under the Company’s non-cancelable operating leases at March 31, 2010, net of minimum sublease rental payments of $0.2 million, are as follows:

Years Ending December 31:	Minimum Lease Payments
(Unaudited)
2010 (April 1 – December 31)	$679
2011	2,927
2012	3,440
2013	2,874
2014	2,890
Thereafter	15,623
$28,433

The Company has an irrevocable standby letter of credit outstanding in the aggregate amount of $1.5 million.  This letter of credit supports the lease the Company entered into in 2009 for its new corporate headquarters.  This letter of credit extends annually through February 28, 2020 unless notification of termination is received.

Net Worth Tax Contingency

In late March 2010, the Company received a letter from the Department of Revenue of the Commonwealth of Massachusetts (the “MA DOR”) requesting documentation demonstrating that TechTarget Securities Corporation (“TSC”), a wholly-owned subsidiary of the Company, has been classified by the MA DOR as a Massachusetts security corporation. The Company is in the process of responding to the MA DOR’s request.  However, in the event that the Company is unable to substantiate such classification, the MA DOR has indicated that it may require an adjustment to correct TSC’s tax filings such that it will be treated as a Massachusetts business corporation for the applicable years. The tax benefits available to a Massachusetts security corporation are comprised of (i) lower income tax rate (1.32% vs. 9.5%) and (ii) exemption from the 0.26% excise tax on net worth. The Company is not currently recording an accrual related to a net worth loss contingency for this matter. However, in the event of an adverse outcome of this matter, the Company could incur additional net worth taxes related to the Massachusetts security corporation classification of up to a maximum possible loss of $0.3 million at March 31, 2010. With respect to the income tax loss contingency, the Company recorded additional state tax expense totaling $0.3 million during the three months ended March 31, 2010.

Litigation

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At March 31, 2010 and December 31, 2009, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

10. Comprehensive Loss

Comprehensive loss includes all changes in equity during a period, except those resulting from investments by stockholders and distributions to stockholders. For the three months ended March 31, 2010 and 2009 the Company’s comprehensive loss is as follows:

	For the Three Months Ended March 31,
	2010	2009
	(Unaudited)
Net loss	$(2,340)	$(2,308)
Other comprehensive loss:
Change in fair value of cash flow hedge	-	31
Unrealized (loss) gain on investments (net of tax effect of ($29) and $97, respectively)	(41)	151
Unrealized (loss) gain on foreign currency exchange	(14)	1
Total other comprehensive loss	$(2,395)	$(2,125)

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

In April 2007, the Board approved the 2007 Stock Option and Incentive Plan (the 2007 Plan), which was approved by the stockholders and became effective upon the consummation of the Company’s IPO in May 2007. Effective upon the consummation of the IPO, no further awards were made pursuant to the 1999 Plan, but any outstanding awards under the 1999 Plan will remain in effect and will continue to be subject to the terms of the 1999 Plan. The 2007 Plan allows the Company to grant ISOs, NSOs, stock appreciation rights, deferred stock awards, restricted stock and other awards. Under the 2007 Plan, stock options may not be granted at less than fair market value on the date of grant, and grants generally vest over a four year period. Stock options granted under the 2007 Plan expire no later than ten years after the grant date. The Company has reserved for issuance an aggregate of 2,911,667 shares of common stock under the 2007 Plan plus an additional annual increase to be added automatically on January 1 of each year, beginning on January 1, 2008, equal to the lesser of (a) 2% of the outstanding number of shares of common stock (on a fully-diluted basis) on the immediately preceding December 31 and (b) such lower number of shares as may be determined by our compensation committee. The number of shares available for issuance under the 2007 Plan is subject to adjustment in the event of a stock split, stock dividend or other change in capitalization. Generally, shares that are forfeited or canceled from awards under the 2007 Plan also will be available for future awards. In addition, shares subject to stock options returned to the 1999 Plan, as a result of their expiration, cancellation or termination, are automatically made available for issuance under the 2007 Plan. As of March 31, 2010 a total of 851,271 shares were available for grant under the 2007 Plan.

Accounting for Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The Company calculated the fair values of the options granted using the following estimated weighted-average assumptions:

	Three Months Ended March 31,
	2010	2009
	(Unaudited)
Expected volatility	78%	75%
Expected term	6.25 years	6.25 years
Risk-free interest rate	2.85%	2.21%
Expected dividend yield	0.00%	0.00%
Weighted-average grant date fair value per share	$3.89	$1.58

As there was no public market for the Company’s common stock prior to the Company’s IPO in May 2007, and limited historical information on the volatility of its common stock since the date of the Company’s IPO, the Company determined the volatility for options granted in the three months ended March 31, 2010 and 2009 based on an analysis of the historical volatility of the Company’s stock and reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using a weighted average of the historical volatility of the Company’s stock and the peer group of companies for a period equal to the expected life of the option. The expected life of options has been determined utilizing the “simplified” method. The risk-free interest rate is based on a zero coupon United States treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero. The Company applied an estimated annual forfeiture rate based on its historical forfeiture experience of 2.00% in determining the expense recorded in the three months ended March 31, 2010 and 2009.

A summary of the stock option activity under the Company’s stock option plan for the three months ended March 31, 2010 is presented below:

Quarter-to-Date Activity	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
	(Unaudited)
Options outstanding at December 31, 2009	7,916,879	$6.40
Granted	20,000	5.57
Exercised	(95,010)	2.26
Forfeited	(12,916)	9.32
Cancelled	(91,621)	8.71
Options outstanding at March 31, 2010	7,737,332	$6.42	6.3	$4,709
Options exercisable at March 31, 2010	5,581,989	$6.25	5.4	$4,445
Options vested or expected to vest at March 31, 2010(1)	7,629,894	$6.42	6.3	$4,695

(1)
In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

During the three months ended March 31, 2010 and 2009, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $283 and $8, respectively, and the total amount of cash received from exercise of these options was $215 and $12, respectively. The total grant date fair value of stock options granted after January 1, 2006 that vested during the three months ended March 31, 2010 and 2009 was $1.5 million and $1.3 million, respectively.

Unrecognized stock-based compensation expense of non-vested stock options of $9.4 million is expected to be recognized using the straight line method over a weighted-average period of 1.2 years.

Restricted Stock Awards

Restricted stock awards are valued at the market price of a share of the Company’s common stock on the date of grant. A summary of the restricted stock award activity under the 2007 Stock Plan for the three months ended March 31, 2010 is presented below:

Quarter-to-Date Activity	Shares	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
	(Unaudited)
Nonvested outstanding at December 31, 2009	2,216,900	$5.37
Granted	600,000	5.91
Vested	(481,250)	4.00
Forfeited	—	—
Nonvested outstanding at March 31, 2010	2,335,650	$5.80	$12,215

The total grant-date fair value of restricted stock awards that vested during the three months ended March 31, 2010 was $1.9 million.  No restricted stock awards vested during the three months ended March 31, 2009.

Unrecognized stock-based compensation expense of non-vested restricted stock awards of $9.2 million is expected to be recognized over a weighted-average period of 1.3 years.

12. Stockholders’ Equity

Warrants

In connection with an acquisition in May 2000, the Company issued to the seller a warrant to purchase 40,625 shares of common stock at a price of $2.36 per share. The warrant is exercisable immediately and expires on May 10, 2010.  At March 31, 2010 and December 31, 2009, there were 1,269 shares of the Company’s common stock reserved for the exercise of all warrants.

Reserved Common Stock

As of March 31, 2010, the Company has reserved common stock for the following:

Number of Shares
(Unaudited)
Options outstanding and available for grant under stock option plans	11,290,066
Warrants	1,269
Total common stock reserved	11,291,335

13. Income Taxes

In late March 2010, the Company received a letter from the Department of Revenue of the Commonwealth of Massachusetts (the “MA DOR”) requesting documentation demonstrating that TechTarget Securities Corporation (“TSC”), a wholly-owned subsidiary of the Company, has been classified by the MA DOR as a Massachusetts security corporation. The Company is in the process of responding to the MA DOR’s request.  However, in the event that the Company is unable to substantiate such classification, the MA DOR has indicated that it may require an adjustment to correct TSC’s tax filings such that it will be treated as a Massachusetts business corporation for the applicable years. The tax benefits available to a Massachusetts security corporation are comprised of (i) lower income tax rate (1.32% vs. 9.5%) and (ii) exemption from the 0.26% excise tax on net worth.  The Company recorded an adjustment totaling $261,000 related to the uncertain tax position during the three months ended March 31, 2010.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company recognized interest and penalties totaling $5 in the three months ended March 31, 2009.  The Company did not recognize any interest and penalties in the three months ended March 31, 2010.

Tax years 2006 through 2009 are subject to examination by the federal and state taxing authorities. The Internal Revenue Service completed an audit of our 2006 tax return without identifying any material adjustments. There are no other income tax examinations currently in process.

The Company’s effective tax rate was 7% and 19% for the three months ended March 31, 2010 and 2009, respectively.

14. Segment Information

The Company views its operations and manages its business as one operating segment based on factors such as how the Company manages its operations and how its chief operating decision making group, which consists of the Company’s chief executive officer, president and executive vice president, reviews results and makes decisions on how to allocate resources and assess performance.

Geographic Data

Net sales to unaffiliated customers by geographic area were as follows:

	Three Months Ended March 31,
	2010	2009
	(Unaudited)
United States and Canada	$19,881	$17,756
International	1,162	716
Total	$21,043	$18,472

15. Subsequent Events

        On April 12, 2010, the Company acquired certain assets of Powell Media LLC for $1.2 million in cash plus a future earn out potential payment.  Powell Media LLC operates the BeyeNETWORK, a group of online technology sites that provide news, expert information and exclusive resources on the business information management lifecycle, including business intelligence (BI) best practices, business analytics, data integration, and data governance. All of the sites’ content is written by industry experts who share their experiences and research in a collection of articles, podcasts, and blogs focused on specific vertical industries.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes and the other financial information included elsewhere in this Quarterly Report on Form 10-Q. In this discussion and analysis, dollar, share and per share amounts are not rounded to thousands unless otherwise indicated. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly under the heading “Risk Factors.”

Overview

Background

We are a leading provider of specialized online content that brings together buyers and sellers of corporate IT products. We sell customized marketing programs that enable IT vendors to reach corporate IT decision makers who are actively researching specific IT purchases.

Our integrated content platform consists of a network of more than 80 websites that we complement with targeted in-person events.  Throughout the critical stages of the purchase decision process, these content offerings meet IT professionals’ needs for expert, peer and IT vendor information, and provide a platform on which IT vendors can launch targeted marketing campaigns that generate measurable, high ROI. As IT professionals have become increasingly specialized, they have come to rely on our sector-specific websites for purchasing decision support. Our content enables IT professionals to navigate the complex and rapidly changing IT landscape where purchasing decisions can have significant financial and operational consequences. Based upon the logical clustering of our users’ respective job responsibilities and the marketing focus of the products that our customers are advertising, we currently categorize our content offerings across ten distinct media groups: Application Development; Channel; CIO/IT Strategy; Data Center and Virtualization Technologies; Enterprise Applications; Networking; Security; Storage; TechnologyGuide.com; and Vertical Software.

On March 1, 2010, we acquired ebizQ.net and certain other assets from IT Quadrant, Inc. for $0.5 million in cash plus a potential future earnout valued at $0.6 million.  ebizQ.net is a leading website for business and information technology (IT) decision makers focused on Business Process Management (BPM) and Service-Oriented Architecture (SOA). ebizQ.net is an online community with more than 100,000 members that provides original editorial and independent content from leading industry analysts and experts via blogs, webinars, podcasts, white papers, and virtual events. The addition of ebizQ.net to the TechTarget network of technology websites complements the Company's existing web properties, providing a one-stop shop for IT and Line of Business professionals researching new products and technologies around these disciplines and marketers trying to reach them.

Sources of Revenues

We sell advertising programs to IT vendors targeting a specific audience within a particular IT sector or sub-sector. We maintain multiple points of contact with our customers to provide support throughout their organizations and the sales cycle. As a result, our customers often run multiple advertising programs with us in order to reach discrete portions of our targeted audience. There are multiple factors that can impact our customers’ advertising objectives and spending with us, including but not limited to, product launches, increases or decreases to their advertising budgets, the timing of key industry marketing events, responses to competitor activities and efforts to address specific marketing objectives such as creating brand awareness or generating sales leads. Our services are generally delivered under short-term contracts that run for the length of a given advertising program, typically less than 6 months in length.

We generate substantially all of our revenues from the sale of targeted advertising campaigns that we deliver via our network of websites and in-person events.

Online.  The majority of our revenue is derived from the delivery of our online offerings from our media groups. Online revenue represented approximately 88% and 88% of total revenues for the three months ended March 31, 2010 and 2009, respectively. We expect the majority of our revenues to be derived through the delivery of online offerings for the foreseeable future. As a result of our customers’ advertising objectives and preferences, the specific allocation of online advertising offerings sold and delivered by us, on a period by period basis, can fluctuate.

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

Our lead generation offerings include the following:

•
White Papers.  White papers are technical documents created by IT vendors to describe business or technical problems that are addressed by the vendors’ products or services. IT vendors pay us to have their white papers distributed to our users and receive targeted promotions on our relevant websites. Prior to viewing white papers, our registered members and visitors supply their corporate contact and qualification information and agree to receive further information from the vendor. The corporate contact and other qualification information for these leads are supplied to the vendor in real time through our proprietary lead management software.

•
Webcasts, Podcasts and Videocasts.  IT vendors pay us to sponsor and host webcasts, podcasts and videocasts that bring informational sessions directly to attendees’ desktops and, in the case of podcasts, directly to their mobile devices. As is the case with white papers, our users supply their corporate contact and qualification information to the webcast, podcast or videocast sponsor when they view or download the content. Sponsorship includes access to the registrant information and visibility before, during and after the event.

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

Events.  Events revenue represented approximately 12% and 12% of total revenues for the three months ended March 31, 2010 and 2009, respectively. Most of our media groups operate revenue generating events. The majority of our events are free to IT professionals and are sponsored by IT vendors. Attendees are pre-screened based on event-specific criteria such as sector-specific budget size, company size, or job title. We offer three types of events: multi-day conferences, single-day seminars and custom events. Multi-day conferences provide independent expert content for our attendees and allow vendors to purchase exhibit space and other sponsorship offerings that enable interaction with the attendees. We also hold single-day seminars on various topics in major cities. These seminars provide independent content on key sub-topics in the sectors we serve, are free to qualified attendees, and offer multiple vendors the ability to interact with specific, targeted audiences actively focused on buying decisions. Our custom events differ from our conferences and seminars in that they are exclusively sponsored by a single IT vendor, and the content is driven primarily by the sole sponsor.

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

Revenue Recognition

We generate substantially all of our revenue from the sale of targeted advertising campaigns that we deliver via our network of websites and events. In all cases, we recognize revenue only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

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

We offer customers the ability to purchase integrated ROI program offerings, which can include any of our online media offerings packaged together to address the particular customer’s specific advertising requirements. As part of these offerings, we will guarantee a minimum number of qualified sales leads to be delivered over the course of the advertising campaign. We sometimes extend the scheduled end date of advertising campaigns to satisfy lead guarantees or to fulfill all elements of the campaign based on delayed receipt of advertising media collateral from the customer. We estimate the revenue reserve necessary to properly defer revenue recognition for extended advertising campaigns. These estimates are based on the Company’s experience in managing and fulfilling these integrated ROI program offerings. Historically, shortfalls in fulfilling lead guarantees before the scheduled completion date of an advertising campaign are satisfied within an average of 39 days of such scheduled completion date. These integrated ROI program offerings represented approximately 48% and 45% of online revenues, and 42% and 39% of total revenues for the three months ended March 31, 2010 and 2009, respectively.

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

Allowance for Doubtful Accounts

We offset gross trade accounts receivable with an allowance for doubtful accounts. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review our allowance for doubtful accounts on a regular basis, and all past due balances are reviewed individually for collectability. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions for allowance for doubtful accounts are recorded in general and administrative expense. If our historical collection experience does not reflect our future ability to collect outstanding accounts receivables, our future provision for doubtful accounts could be materially affected. To date, we have not incurred any write-offs of accounts receivable significantly different than the amounts reserved. The allowance for doubtful accounts was $0.5 million and $0.5 million at March 31, 2010 and December 31, 2009, respectively.

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

	Three Months Ended March 31,
	2010	2009
	(Unaudited)
Expected volatility	78%	75%
Expected term	6.25 years	6.25 years
Risk-free interest rate	2.85%	2.21%
Expected dividend yield	0.00%	0.00%
Weighted-average grant date fair value per share	$3.89	$1.58

As there was no public market for our common stock prior to our initial public offering in May 2007, and there has been limited historical information on the volatility of our common stock since the date of our initial public offering, we determined the volatility for options granted in the three months ended March 31, 2010 and 2009 based on an analysis of the historical volatility of our stock and reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using a weighted average of the historical volatility of our stock and the peer group of companies for a period equal to the expected life of the option. The risk-free interest rate is based on a zero coupon United States treasury instrument whose term is consistent with the expected life of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. We applied an estimated annual forfeiture rate based on its historical forfeiture experience of 2.0% in determining the expense recorded in three months ended March 31, 2010 and 2009.

Internal Use Software and Website Development Costs

We capitalize costs of materials, consultants and compensation and related expenses of employees who devote time to the development of internal-use software and website applications and infrastructure involving developing software to operate our websites. However, we expense as incurred website development costs for new features and functionalities since it is not probable that they will result in additional functionality until they are both developed and tested with confirmation that they are more effective than the current set of features and functionalities on our websites. Our judgment is required in determining the point at which various projects enter the states at which costs may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized, which is generally three years. To the extent that we change the manner in which we develop and test new features and functionalities related to our websites, assess the ongoing value of capitalized assets or determine the estimated useful lives over which the costs are amortized, the amount of website development costs we capitalize and amortize in future periods would be impacted. We review capitalized internal use software and website development costs for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We would recognize an impairment loss only if the carrying amount of the asset is not recoverable and exceeds its fair value. We capitalized internal-use software and website development costs of $0.5 million and $0.2 million for the three months ended March 31, 2010 and 2009, respectively.

Income Taxes

We are subject to income taxes in both the United States and foreign jurisdictions, and we use estimates in determining our provision for income taxes. We recognize deferred tax assets and liabilities based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates.

Our deferred tax assets are comprised primarily of net operating loss, or NOL, carryforwards. As of December 31, 2009, we had U.S. federal and state NOL carryforwards of approximately $7.0 million and $17.3 million, respectively, which may be used to offset future taxable income. The NOL carryforwards expire through 2027, and are subject to review and possible adjustment by the Internal Revenue Service. The Internal Revenue Code contains provisions that limit the NOL and tax credit carryforwards available to be used in any given year in the event of certain changes in the ownership interests of significant stockholders. The federal NOL carry forwards of $7.0 million available at December 31, 2009 were acquired from KnowledgeStorm and are subject to limitations on their use in future years.

Net Loss Per Share

We calculate basic earnings per share, or EPS, by dividing earnings available to common shareholders for the period by the weighted average number of common shares and vested restricted stock awards outstanding. Because the holders of unvested restricted stock awards do not have nonforfeitable rights to dividends or dividend equivalents, we do not consider these awards to be participating securities that should be included in our computation of earnings per share under the two-class method. Diluted EPS is computed using the weighted-average number of common shares and vested restricted stock awards outstanding during the period, plus the dilutive effect of potential future issuances of common stock relating to stock option programs and other potentially dilutive securities using the treasury stock method. In calculating diluted EPS, the dilutive effect of stock options is computed using the average market price for the respective period. In addition, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense and assumed tax benefit of stock options that are in-the-money. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of stock options.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended March 31,
	2010		2009
	(Unaudited)
	($ in thousands)
Revenues:
Online	$18,561	88%	$16,282	88%
Events	2,482	12	2,190	12
Total revenues	21,043	100	18,472	100
Cost of revenues:
Online	4,536	22	4,880	26
Events	864	4	1,081	6
Total cost of revenues	5,400	26	5,961	32
Gross profit	15,643	74	12,511	68
Operating expenses:
Selling and marketing	8,913	42	7,516	41
Product development	2,185	11	2,081	11
General and administrative	5,495	27	3,919	21
Depreciation	525	2	536	3
Amortization of intangible assets	1,135	5	1,215	7
Total operating expenses	18,253	87	15,267	83
Operating loss	(2,610)	(13)	(2,756)	(15)
Interest income (expense), net	107	1	(110)	*
Loss before benefit from income taxes	(2,503)	(12)	(2,866)	(15)
Benefit from income taxes	(163)	(1)	(558)	(3)
Net loss	$(2,340)	(11%)	$(2,308)	(12%)

Comparison of Three Months Ended March 31, 2010 and 2009

Revenues

	Three Months Ended March 31,
	2010	2009	Increase (Decrease)	Percent Change
	(Unaudited)
Revenues:
Online	$18,561	$16,282	$2,279	14%
Events	2,482	2,190	292	13
Total revenues	$21,043	$18,472	$2,571	14%

Online.  The increase in online revenue was primarily attributable to a $1.5 million increase in revenue from lead generation offerings due primarily to an increase in white paper and webcast sales volumes. Additionally, branding revenue increased $1.2 million primarily due to an increase in banner sales volume compared to the first quarter of 2009.

Events.  The increase in events revenue was primarily attributable to an increase in seminar series and custom events revenue due to an increase in the number of events from 36 in the first quarter of 2009 to 51 events in the first quarter of 2010.  In addition, conference attendee revenue increased in the first quarter of 2010 as compared to the first quarter of 2009.

Cost of Revenues and Gross Profit

	Three Months Ended March 31,
	2010	2009	Increase (Decrease)	Percent Change
	(Unaudited)
	($ in thousands)
Cost of revenues:
Online	$4,536	$4,880	$(344)	(7%)
Events	864	1,081	(217)	(20)
Total cost of revenues	$5,400	$5,961	$(561)	(9%)
Gross profit	$15,643	$12,511	$3,132	25%
Gross profit percentage	74%	68%	6%	9%

Cost of Online Revenue.  The decrease in cost of online revenue was primarily attributable to a $0.3 million decrease in member acquisition expenses, primarily related to keyword purchases.

Cost of Events Revenue.  The decrease in cost of events revenue was primarily attributable to a $0.2 million decrease in salaries, benefits and travel costs due to a decrease in headcount compared to the first quarter of 2009.

Gross Profit.  Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. Gross margin for the first quarter of 2010 was 74% as compared to 68% for the same period of 2009.  The increase in online gross profit of $2.6 million is primarily attributable to the increase in online revenue as well as a decrease in member acquisition expenses as compared to the first quarter of 2009.   The increase in events gross profit of $0.5 million was primarily as a result of an increase in higher margin custom events from 17 in first quarter of 2009 to 33 in the first quarter of 2010 as well as a reduction in costs related to reduced headcount as compared to the first quarter of 2009.  Because the majority of our costs are labor-related and therefore fixed in nature, we expect our gross profit to fluctuate from period to period depending on the total revenues for the period as well as the relative contribution of online and events revenue to our total revenues.

Operating Expenses and Other

	Three Months Ended March 31,
	2010	2009	Increase (Decrease)	Percent Change
	(Unaudited)
	($ in thousands)
Operating expenses:
Selling and marketing	$8,913	$7,516	$1,397	19%
Product development	2,185	2,081	104	5
General and administrative	5,495	3,919	1,576	40
Depreciation	525	536	(11)	(2)
Amortization of intangible assets	1,135	1,215	(80)	(7)
Total operating expenses	$18,253	$15,267	$2,986	20%
Interest income (expense), net	$107	$(110)	$217	197%
Benefit from income taxes	$(163)	$(558)	$(395)	(71)%

Selling and Marketing.  The increase in selling and marketing expense was primarily attributable to a $1.3 million increase in stock-based compensation as well as a $0.8 million increase in payroll related costs partially attributable to the increase in revenue.

General and Administrative.  The increase in general and administrative expense was primarily attributable to an increase of $0.4 million in facilities related expenses primarily related to the move into a new corporate headquarters during the first quarter of 2010 and $0.3 million of professional fees related to the investigation completed during the first quarter of 2010.  In addition, payroll related costs increased by $0.3 million in the first quarter of 2010 compared to the first quarter of 2009 primarily as a result of severance charges recorded during the quarter.

Depreciation and Amortization of Intangible Assets.  The decrease in depreciation and amortization of intangible assets expense was primarily attributable to certain intangible assets related to our acquisitions of TechnologyGuide.com in May 2007 and KnowledgeStorm in November 2007 becoming fully amortized during 2009.  These decreases were partially offset during the quarter by depreciation on newly acquired fixed assets and intangible assets.

Interest Income (Expense), Net.  The increase in interest income (expense), net reflects an adjustment to interest income of ($0.3) million in the first quarter of 2009 related to interest income recognized in error in the fourth quarter of 2008 as well as a decrease in interest expense due to payment of our outstanding debt balance in the fourth quarter of 2009.

Benefit from Income Taxes.  Our effective tax rate was 7% for the three months ended March 31, 2010 and 19% for the three months ended March 31, 2009.  The decrease in the effective tax rate was primarily due to an adjustment of $0.3 million recorded during the three months ended March 31, 2010 related to an uncertain tax position.

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

	March 31, 2010	December 31, 2009
	(Unaudited)
	($ in thousands)
Cash, cash equivalents and investments	$81,592	$82,557
Accounts receivable, net	$18,360	$16,623

Cash, Cash Equivalents and Investments

Our cash, cash equivalents and investments at March 31, 2010 were held for working capital purposes and were invested primarily in money market accounts and municipal bonds. We do not enter into investments for trading or speculative purposes.

Accounts Receivable, Net

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our service delivery and billing activity, cash collections, and changes to our allowance for doubtful accounts. We use days’ sales outstanding, or DSO, calculated on a monthly basis, as a measurement of the quality and status of our receivables. We define DSO as average accounts receivable divided by total revenue for the applicable period, multiplied by the number of days in the applicable period. DSO was 73 days at March 31, 2010 and 67 days at December 31, 2010.

Operating Activities

	Three Months Ended March 31,
	2010	2009
	(Unaudited)
	($ in thousands)
Net cash provided by operating activities	$2,305	$2,538
Net cash used in investing activities(1)	$2,881	$342
Net cash provided by (used in) financing activities	$108	$(738)

(1)	Cash used in investing activities is shown net of investment activity of $2.9 million and $2.6 million for the three months ended March 31, 2010 and 2009, respectively.

Cash provided by operating activities primarily consists of net loss adjusted for certain non-cash items including depreciation and amortization, the provision for bad debt, stock-based compensation, deferred income taxes, and the effect of changes in working capital and other activities. Cash provided by operating activities for the three months ended March 31, 2010 was $2.3 million compared to $2.5 million in the three months ended March 31, 2009. The decrease in cash provided by operations in 2010 was a result of net loss adjusted for non-cash related items of $3.0 million. Significant components of the net loss adjusted for non-cash related items were stock based compensation of $3.4 million and depreciation and amortization of $1.7 million which offset the net loss of $2.3 million.  Cash provided by net loss adjusted for non-cash related items was partially offset by changes in assets and liabilities which included an increase in accounts receivable of $1.8 million during the first quarter of 2010 and an increase in accrued expenses and other current liabilities of $1.4 million in the first quarter of 2010.

Investing Activities

Cash used in investing activities in the three months ended March 31, 2010, net of investment activity, was $2.4 million for the purchase of property and equipment, primarily leasehold improvements related to our new corporate headquarters which we occupied in the first quarter of 2010, and $0.5 million for the purchase of certain tangible and intangible assets from IT Quadrant, Inc.  Cash used in investing activities in the three months ended March 31, 2009, net of investment activity, was $0.3 million for the purchase of property and equipment.

Equity Financing Activities

We received proceeds from the exercise of stock options in the amounts of $0.2 million and $0.01 million in the three months ended March 31, 2010 and 2009, respectively.

Term Loan and Credit Facility Borrowings

In August 2006, we entered into a credit agreement (the “Credit Agreement”) with a commercial bank, which included a $10.0 million term loan (the “Term Loan”) and a $20.0 million revolving credit facility (the “Revolving Credit Facility”). The Credit Agreement was amended in August 2007, in December 2008 and again in December 2009.  The amendment in 2009 reduced the Revolving Credit Facility to $5.0 million.  We paid off the remaining balance of this Term Loan in December 2009.

The Revolving Credit Facility matures on August 30, 2011. Unless earlier payment is required by an event of default, all principal and unpaid interest will be due and payable on August 30, 2011. At our option, the Revolving Credit Facility bears interest at either the Prime Rate less 1.00% or the LIBOR rate plus the applicable LIBOR margin. The applicable LIBOR margin is based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters. As of March 31, 2010, the applicable LIBOR margin was 1.25%.

We are also required to pay an unused line fee on the daily unused amount of its Revolving Credit Facility at a per annum rate based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters. As of March 31, 2010, unused availability under the Revolving Credit Facility totaled $5.0 million and the per annum unused line fee rate was 0.20%.

Borrowings under the Credit Agreement are collateralized by a security interest in substantially all of our assets. Covenants governing the Credit Agreement require the maintenance of certain financial ratios. At March 31, 2010 we are in compliance with all covenants under the Credit Agreement.

Capital Expenditures

We have made capital expenditures primarily for computer equipment and related software needed to host our websites, internal-use software development costs, as well as for leasehold improvements and other general purposes to support our growth. Our capital expenditures totaled $2.4 million and $0.3 million for the three months ended March 31, 2010 and 2009, respectively. A majority of our capital expenditures in the first quarter of 2010 were leasehold improvements for our new corporate headquarters which we occupied in March of 2010. We are not currently party to any purchase contracts related to future capital expenditures.

Contractual Obligations and Commitments

As of March 31, 2010, our principal commitments consist of obligations under leases for office space.  The offices are leased under noncancelable operating lease agreements that expire through March 2020. The following table sets forth our commitments to settle contractual obligations in cash as of March 31, 2010:

	Payments Due By Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(Unaudited)
	($ in thousands)
Operating leases(1)	$28,431	$1,081	$6,725	$5,729	$14,896

(1)	Operating lease obligations are net of minimum sublease payments of $0.2 million due under a sublease agreement that expires in November 2010.

At March 31, 2010, we had an irrevocable standby letter of credit outstanding in the aggregate amount of $1.5 million.  This letter of credit supports the lease we entered into in 2009 for our new corporate headquarters.  This letter of credit extends annually through February 28, 2020 unless notification of termination is received.

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

Foreign Currency Exchange Risk

Our subsidiary, TechTarget Limited, was established in July 2006 and is located in London, England. As of March 31, 2010, most of our international agreements have been denominated in U.S. dollars and aggregate foreign currency payments made by us through this subsidiary approximate less than $0.1 million per fiscal quarter.  We currently believe our exposure to foreign currency exchange rate fluctuations is financially immaterial and therefore have not entered into foreign currency hedging transactions. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in the future.

Interest Rate Risk

At March 31, 2010, we had cash, cash equivalents and investments totaling $81.6 million. These amounts were invested primarily in money market accounts, government agency bonds and municipal bonds. The cash, cash equivalents and investments were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

Our exposure to market risk also relates to the amount of interest expense we must pay under our revolving credit facility. The advances under this credit facility bear a variable rate of interest determined as a function of the lender’s prime rate or LIBOR. At March 31, 2010, there were no amounts outstanding under our revolving credit facility.

Item 4.  Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, and due to the material weaknesses in our internal control over financial reporting described in our Management’s Report on Internal Control over Financial Reporting below, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level. As further discussed below under “Remediation Plans”, management is implementing measures that we believe will address these deficiencies in our controls and procedures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act, as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal controls over financial reporting as of March 31, 2010. In connection with this assessment, we identified the following material weaknesses in internal control over financial reporting as of March 31, 2010, consistent with those identified and disclosed in prior filings. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Because of the material weaknesses described below, management believes that, as of March 31, 2010, our internal control over financial reporting was not effective based on this criteria.

Accounting for Certain Complex transactions involving revenue and stock based compensation

Online Service Revenue Transactions.  As a result of a review of our business processes pertaining to our online service revenue offerings and the related application of accounting policies and procedures to these business processes, management identified material weaknesses in internal control over financial reporting related to the misapplication of generally accepted accounting principles on revenue arrangements involving certain online service offerings, as well as our assessment of verifiable objective evidence of fair value for elements included in multiple element advertising campaigns. This misapplication of generally accepted accounting principles led to the restatement of previously issued financial statements and other financial information during 2009.

Performance Based Stock Awards.  We corrected an error totaling $1,061,000 during the third quarter of 2009 related to stock-based compensation expense that should have been recorded in the first and second quarters of 2009. The additional stock-based compensation expense relates to 1,925,000 restricted stock awards granted during the first quarter of 2009. The vesting for the restricted stock awards was contingent upon us achieving an annual financial performance goal. The stock-based compensation expense related to the restricted stock awards was initially recognized on a straight-line basis over the vesting period but should have been recognized using the accelerated attribution method.

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

Management’s monitoring and review controls over certain accounting policies and procedures as well as the business process controls surrounding certain complex online service revenue transactions were inadequate and ineffective. Management’s oversight and related detective controls to ensure timely and proper identification and correction of errors for arrangements involving certain complex online service revenue transactions were inadequate and ineffective. This material weakness resulted in the misstatement of revenue for certain service offerings and multiple element campaigns, which required previously reported consolidated financial statements to be restated. This material weakness also resulted in our errors in accounting for stock based compensation, aging customer credits and certain unallocated accruals which resulted in adjustments being recorded in the quarter ended September 30, 2009.

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

Changes in Internal Control over Financial Reporting

Set forth below are changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) which occurred during the quarter ended March 31, 2010 related to accounting for certain complex service revenue transactions that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

•	Communicated revised revenue recognition policies and procedures to appropriate accounting staff, and trained them on their usage and application.

•	Ensured that financial management is actively involved in oversight and monitoring of the recording and reporting of complex service revenue recognition transactions.

•	We hired a Controller, a Manager of Internal Audit, and an Assistant Controller during the first quarter of 2010.

•	We implemented a software application in 2010 to enhance our revenue accounting and reporting systems.

Remediation Plans

Management has identified the following measures to strengthen our internal control over financial reporting and to address the material weaknesses described above. We began implementing certain of these measures prior to the filing of this Form 10-Q but changes made to our internal controls have not yet been in place for a sufficient time to have had a significant effect. Management expects to continue to develop remediation plans and implement additional changes to our internal control over financial reporting during fiscal 2010, described in detail hereafter. We believe that the actions taken to date, as well as our planned future actions, will adequately address the material weaknesses.

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

•
Work with our Human Resources department in aggressively identifying and recruiting future capable technical accounting staff candidates. As noted above, we hired a Controller, a Manager of Internal Audit and an Assistant Controller during the first quarter of 2010.

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

4.
In order to ensure the Company’s accounting and reporting systems are adequate to carry out the level and complexities associated with our service revenue transactions, we have initiated and intend to continue to:

•	We have purchased and implemented in Q1 2010 a software application which will enhance our revenue accounting and reporting systems.

5.
In order to improve controls over the use of debit memorandum to reclassify aged customer credits from the accounts receivable subsidiary ledger to the general accrual account we have initiated and intend to continue to:

•	Establish clearly defined policies and procedures relating to the disposition of customer credits.

•
Establish a policy whereby we disburse payment to customers or apply credits to customer invoices if an aged customer credit is not used by the customer within a reasonable time after the credit has been issued to the customer’s account.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under the heading, “Risk Factors” in our Annual Report filed on Form 10-K for the year ended December 31, 2009. These are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Because of these factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. These risks are not the only ones facing us.

Risks Relating to Our Business

Because we depend on our ability to generate revenues from the sale of advertising, fluctuations in advertising spending could have an adverse effect on our operating results.

The primary source of our revenues is the sale of advertising to our customers. Our advertising revenues accounted for approximately 98% of our total revenues for the quarter ended March 31, 2010. We believe that advertising spending on the Internet, as in traditional media, fluctuates significantly as a result of a variety of factors, many of which are outside of our control. These factors include:

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

The domestic and international economies continue to experience volatility and diminished expectations of future global economic growth. If the economic climate in the U.S. and abroad does not improve or deteriorates, our customers or potential customers could reduce or delay their purchases of our offerings, which would adversely impact our revenues and our ability to sell our offerings, collect customer receivables and, ultimately, our profitability. Additionally, future economic conditions continue to have a high degree of inherent uncertainty. As a result, it continues to be difficult to estimate the level of growth or contraction for the economy as a whole, as well as for the IT market. Because all components of our budgeting and forecasting are dependent upon estimates of growth or contraction in the IT market and demand for our offerings, the prevailing economic uncertainties continue to render accurate estimates of future income and expenditures very difficult to make. We cannot predict the effect or duration of these current conditions. Additional adverse changes may occur as a result of soft global, domestic or regional economic conditions, wavering consumer confidence, unemployment, declines in stock markets, or other factors affecting economic conditions generally. These changes may negatively affect the sales of our offerings, increase exposure to losses from bad debts, increase the cost and decrease the availability of financing, or increase the risk of loss on investments.

Lingering effects of market instability and continued uncertain conditions in the United States and global economies have in the past and could in the future adversely affect our revenues and operating results.

We believe that the lingering effects of the instability continuing to affect the  business climate within the United States and/or other geographic regions in which we do business have had, and could continue to have, a negative impact on our revenue and operating results. Because all of our clients are in the IT industry, the success of our business is intrinsically linked to the health, and subject to market conditions, of the IT industry. Regional, domestic and global economic weakness and uncertainty, and ongoing limited access to sources of traditional capital and/or debt have resulted in some companies continuing to inhibit their spending, including for technology projects. In turn, many of our customers have reassessed and will, for the foreseeable future, be likely to continue to scrutinize their spending on advertising campaigns. Prior market downturns in the IT industry have resulted in declines in advertising spending, which can cause longer sales cycles, deferral or delay of purchases by IT vendors and generally reduced expenditures for advertising and related services. Our revenues and profitability depend on the overall demand for advertising services from our customers. We believe that demand for our offerings has been in the past, and could be in the future, disproportionately affected by fluctuations, disruptions, instability or downturns in the economy and the IT industry, which may cause customers and potential customers to exit the industry or delay, cancel or reduce any planned expenditures for our advertising offerings. Furthermore, competitors may respond to market conditions by lowering prices and attempting to lure away our customers and prospects to lower cost offerings. In addition, the slowdown in the formation of new IT companies, the decline in the growth of existing IT companies, and the consolidation that the industry continues to experience, may cause a decline in demand for our offerings.

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

We compete for potential advertisers with a number of different types of offerings and companies, including: broad-based media outlets, such as television, newspapers and business periodicals that are designed to reach a wide audience; general purpose portals and search engines; and offline and online offerings of media companies that produce content specifically for IT professionals, including International Data Group, United Business Media, CNet, QuinStreet and Ziff Davis Enterprise. Advertisers may choose our competitors over us not only because they prefer our competitors’ online and events offerings to ours, but also because advertisers prefer to utilize other forms of advertising offered by our competitors that are not offered by us. Although less than 6% of our revenues for the quarter ended March 31, 2010 were derived from advertisers located outside of North America, as we continue to expand internationally, as we did in 2008 by operating our own websites in the United Kingdom and in 2009 in India and Spain, we expect to compete with many of the competitors mentioned above, as well as with established media companies based in particular countries or geographical regions. Many of these foreign-based media companies will be larger than we are and will have established relationships with local advertisers. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. As a result, we could lose market share to our competitors in one or more of our businesses and our revenues could decline.

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

We collect information from our users who register on our websites or for services, or respond to surveys. Subject to each user’s permission (or right to decline, which we refer to as an “opt-out”), we may use this information to inform our users of services that have indicated may be of interest to them. We may also share this information with our advertising clients for registered members who have elected to receive additional promotional materials and have granted us permission to share their information with third parties. The U.S. federal and various state governments have adopted or proposed limitations on the collection, distribution and use of personal information of Internet users. Several foreign jurisdictions, including the European Union, the United Kingdom and Canada, have adopted legislation (including directives or regulations) that may increase the requirements for collecting, or limit our collection and use of, information from Internet users in these jurisdictions. In addition, growing public concern about privacy, data security and the collection, distribution and use of personal information has led to self-regulation of these practices by the Internet advertising and direct marketing industry, and to increased federal and state regulation. Because many of the proposed laws or regulations are in their early stages, we cannot yet determine the impact these regulations may have on our business over time. Although, to date, our efforts to comply with applicable federal and state laws and regulations have not hurt our business, additional, more burdensome laws or regulations, including consumer privacy and data security laws, could be enacted or applied to us or our customers. Such laws or regulations could impair our ability to collect user information that helps us to provide more targeted advertising to our users, thereby impairing our ability to maintain and grow our audience and maximize advertising revenue from our advertising clients. Additionally, the US Federal Trade Commission (the “FTC”) and many state attorneys general are applying federal and state consumer protection laws to require that the online collection, use and dissemination of data, and the presentation of Web site content, comply with certain standards for notice, choice, security and access. Courts may also adopt these developing standards. In many cases, the specific limitations imposed by these standards are subject to interpretation by courts and other governmental authorities. In addition, on December 20, 2007, the FTC published for public comment proposed principles to address consumer privacy issues that may arise from so-called “behavioral targeting” (i.e. the tracking of a user’s online activities in order to deliver advertising tailored to his or her interests) and to encourage industry self-regulation. On February 12, 2009, following public comment, the FTC released a Staff Report with its revised principles for self-regulation of behavioral targeting. Although the FTC currently appears to be less concerned with “first-party” behavioral and contextual advertising than other types of behavioral targeting that include the storage of more potentially sensitive, data or that collects information outside of the “traditional Web site context” (such as through a mobile device or by an ISP), the FTC has stated that it will continue to evaluate self-regulatory programs. In the event of additional legislation in this area, our ability to effectively target our users may be limited. We believe that we are in compliance with the consumer protection standards that apply to us, but a determination by a state or federal agency or court that any of our practices do not meet these standards could create liability to us, result in adverse publicity and affect negatively our businesses. New interpretations of these standards could also require us to incur additional costs and restrict our business operations. In addition, several foreign governmental bodies, including the European Union, the United Kingdom and Canada have regulations dealing with the collection and use of personal information obtained from their citizens, some of which we may be subject to as a result of the expansion of our business internationally. We believe that we are in compliance with the regulations that apply to us, however, such laws may be modified and new laws may be enacted in the future. Any such developments (or developments stemming from enactment or modification of other laws) or the failure to anticipate accurately the application or interpretation of these laws could create liability to us, result in adverse publicity and affect negatively our businesses.

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

It is possible that new laws and regulations or new interpretations of existing laws and regulations in the United States and elsewhere will be adopted covering issues affecting our business, including:

•	privacy, data security and use of personally identifiable information;

•	copyrights, trademarks and domain names; and

•	marketing practices, such as behavioral targeting, e-mail or direct marketing.

Increased government regulation, or the application of existing laws to online activities, could:

•	decrease the growth rate of the Internet;

•	reduce our revenues;

•	increase our operating expenses; or

•	expose us to significant liabilities.

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

We have received two deficiency letters from The Nasdaq Stock Market within the past year relating to our failure to maintain compliance with Nasdaq’s Listing Rule 5520(c)(1) as a result of our failure to timely file Securities and Exchange Commission reports. Nasdaq granted us an exception from the rule in each of these cases, but if we fail to comply with Nasdaq’s listing rules in the future, Nasdaq may decide not to grant an additional exception. If we are unable to comply with Nasdaq’s listing rules in the future and they do not grant an exception, we may be delisted by Nasdaq, which would have a material adverse effect on the trading volume of our stock and, likely, our stock price.

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

However, if we fail to comply with Nasdaq’s listing rules in the future, Nasdaq may decide not to grant us additional exceptions to listing rules. If we are unable to comply with Nasdaq’s listing rules in the future and they do not grant us an exception, we may be delisted by Nasdaq, which would have a material adverse effect on the trading volume of our stock and, likely, our stock price. A limited public market for our common shares may limit your ability to sell your shares, and may also result in other negative implications, including the potential loss of confidence by customers, strategic partners and employees, and loss of institutional investor interest in our common stock.

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

The Securities and Exchange Commission has commented on our Quarterly Report on Form 10-Q for the period ended September 30, 2009; we have responded to all questions in a manner we believe to be complete. However, the SEC may have further comments on that Report or others we may file, including our 2009 Annual Report on Form 10-K filed on March 16, 2010 and/or this Quarterly Report on Form 10-Q, which may divert more of our management’s time and attention, and cause us to incur additional costs. Similarly, in the event litigation is pursued or other relief is sought by persons asserting claims for damages allegedly resulting from or based on these matters, or events related thereto, we may incur additional defense costs beyond our insurance coverage regardless of their outcome. Likewise, such events might cause a diversion of our management’s time and attention. If we do not prevail in any such actions, we could be required to pay substantial damages or settlement costs.

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

In the course of our operating history, we have acquired assets and businesses. Some of our acquisitions have resulted in the recording of a significant amount of goodwill and/or intangible assets on our financial statements. We had approximately $101 million of goodwill and net intangible assets as of March 31, 2010. The goodwill and/or intangible assets were recorded because the fair value of the net tangible assets acquired was less than the purchase price. We may not realize the full value of the goodwill and/or intangible assets. As such, we evaluate goodwill and other intangible assets with indefinite useful lives for impairment on an annual basis or more frequently if events or circumstances suggest that the asset may be impaired. We evaluate other intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. If goodwill or other intangible assets are determined to be impaired, we will write off the unrecoverable portion as a charge to our earnings. If we acquire new assets and businesses in the future, as we intend to do, we may record additional goodwill and/or intangible assets. The possible write-off of the goodwill and/or intangible assets could negatively impact our future earnings and, as a result, the market price of our common stock could decline.

We will record substantial expenses related to our issuance of stock-based compensation which may have a material negative impact on our operating results for the foreseeable future.

Our stock-based compensation expenses are expected to be significant in future periods, which will have an adverse impact on our operating income and net income. We use highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Changes in the subjective input assumptions can materially affect the amount of our stock-based compensation expense. In addition, an increase in the competitiveness of the market for qualified employees could result in an increased use of stock-based compensation awards, which in turn would result in increased stock-based compensation expense in future periods.

The trading value of our common stock may be volatile and decline substantially.

The trading price of our common stock is likely to be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this prospectus, these factors include:

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

Various provisions in our certificate of incorporation and bylaws could delay, prevent or make more difficult a merger, tender offer, proxy contest or change of control. Our stockholders might view any transaction of this type as being in their best interest since the transaction could result in a higher stock price than the then-current market price for our common stock. Among other things, our certificate of incorporation and bylaws:

•
authorize our board of directors to issue preferred stock with the terms of each series to be fixed by our board of directors, which could be used to institute a “poison pill” that would work to dilute the share ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board;

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

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. A large portion of our outstanding shares of common stock are held by our officers, directors and affiliates. Two of our affiliates are venture capital funds, which are typically structured to have a finite life. As these venture capital funds approach or pass the life of the fund, their decision to sell or hold our stock may be based not only on the underlying investment merits of our stock, but also on the requirements of their internal fund structure. Our directors, executive officers and affiliates beneficially own approximately 27 million shares of our common stock, which represents 64% of our shares outstanding as of March 31, 2010. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline substantially.

A limited number of stockholders will have the ability to influence the outcome of director elections and other matters requiring stockholder approval.

Our directors, executive officers and affiliates beneficially own approximately 64% of our outstanding common stock. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the election of directors, the amendment of our certificate of incorporation and bylaws and the approval of mergers or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by other stockholders.

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

As a result of the IPO, we raised a total of $83.2 million in net proceeds after deducting underwriting discounts and commissions of approximately $6.4 million and offering expenses of approximately $2.3 million. In May 2007 we repaid $12.0 million that we had borrowed against our revolving credit facility in conjunction with the acquisition of TechnologyGuide.com in April 2007. In November 2007 we acquired KnowledgeStorm, Inc. for approximately $58 million, consisting of approximately $52 million in cash and 359,820 shares of unregistered common stock of TechTarget valued at $6.0 million. In November 2008 we acquired The Brian Madden Company LLC for approximately $1.3 million in cash.  On March 1, 2010, we acquired ebizQ.net and certain other assets of IT Quandrant, Inc. for $0.5 million in cash plus a potential future earnout valued at $0.6 million.

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Removed and reserved

Item 5.  Other Information

None.

Item 6.  Exhibits

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECHTARGET, INC (Registrant)

Date: May 10, 2010	By:	/s/ Greg Strakosch Greg Strakosch, Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2010	By:	/s/ Eric Sockol Eric Sockol, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)

Exhibit Index

Exhibit No.	Description of Exhibit

31.1	Certification of Greg Strakosch, Chief Executive Officer of TechTarget, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, dated May 10, 2010.
31.2	Certification of Eric Sockol, Chief Financial Officer and Treasurer of TechTarget, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, dated May 10, 2010.
32.1
Certifications of Greg Strakosch, Chief Executive Officer of TechTarget, Inc. and Eric Sockol, Chief Financial Officer and Treasurer of TechTarget, Inc. pursuant to 18 U.S.C. Section 1350, dated May 10, 2010.