Form 10-Q
period 2010-06-30
TechTarget Inc
filed 2010-08-09
CIK 1293282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The registrant had 42,598,372 shares of Common Stock, $0.001 par value per share, outstanding as of July 30, 2010.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

TECHTARGET, INC.
Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,523	$20,884
Short-term investments	51,961	50,496
Accounts receivable, net of allowance for doubtful accounts of $534 and $483 as of June 30, 2010 and December 31, 2009, respectively	26,917	16,623
Prepaid expenses and other current assets	1,819	1,929
Deferred tax assets	697	2,399
Total current assets	99,917	92,331
Property and equipment, net	5,916	3,760
Long-term investments	7,314	11,177
Goodwill	90,222	88,958
Intangible assets, net of accumulated amortization	11,968	12,528
Deferred tax assets	6,904	5,182
Other assets	125	127
Total assets	$222,366	$214,063
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,287	$3,106
Accrued expenses and other current liabilities	2,175	2,910
Accrued compensation expenses	1,371	808
Income taxes payable	281	398
Deferred revenue	9,337	8,402
Total current liabilities	16,451	15,624
Long-term liabilities:
Other liabilities	3,329	575
Total liabilities	19,780	16,199
Commitments and contingencies (Note 9)	—	—
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 42,510,326 and 42,109,965 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	43	42
Additional paid-in capital	240,223	233,555
Warrants	—	2
Accumulated other comprehensive (loss) income	(43)	8
Accumulated deficit	(37,637)	(35,743)
Total stockholders’ equity	202,586	197,864
Total liabilities and stockholders’ equity	$222,366	$214,063

See accompanying notes.

TECHTARGET, INC.
Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)
Revenues:
Online	$20,626	$17,801	$39,187	$34,083
Events	4,447	3,936	6,929	6,126
Total revenues	25,073	21,737	46,116	40,209
Cost of revenues:
Online(1)	4,792	4,776	9,328	9,656
Events(1)	1,302	1,455	2,166	2,536
Total cost of revenues	6,094	6,231	11,494	12,192
Gross profit	18,979	15,506	34,622	28,017
Operating expenses:
Selling and marketing(1)	8,991	8,023	17,904	15,539
Product development(1)	2,021	2,194	4,206	4,275
General and administrative(1)	4,804	4,064	10,299	7,983
Depreciation	642	498	1,167	1,034
Amortization of intangible assets	1,140	1,181	2,275	2,396
Total operating expenses	17,598	15,960	35,851	31,227
Operating income (loss)	1,381	(454)	(1,229)	(3,210)
Interest income, net	84	174	191	64
Income (loss) before provision for (benefit from) income taxes	1,465	(280)	(1,038)	(3,146)
Provision for (benefit from) income taxes	1,019	263	856	(295)
Net income (loss)	$446	$(543)	$(1,894)	$(2,851)
Net income (loss) per common share:
Basic	$0.01	$(0.01)	$(0.04)	$(0.07)
Diluted	$0.01	$(0.01)	$(0.04)	$(0.07)
Weighted average common shares outstanding:
Basic	42,944	41,760	42,712	41,757
Diluted	45,053	41,760	42,712	41,757
(1) Amounts include stock-based compensation expense as follows:
Cost of online revenue	$86	$78	$174	$312
Cost of events revenue	20	36	46	53
Selling and marketing	1,535	1,478	3,464	2,806
Product development	155	132	316	263
General and administrative	1,359	917	2,584	1,810

See accompanying notes.

TECHTARGET, INC.
 Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended June 30,
	2010	2009
	(Unaudited)
Operating Activities:
Net loss	$(1,894)	$(2,851)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,442	3,430
Provision for bad debt	93	13
Amortization of investment premiums	852	906
Stock-based compensation expense	6,584	5,244
Deferred tax benefit	(415)	(110)
Excess tax benefit – stock options	(121)	—
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	(9,607)	3,508
Prepaid expenses and other current assets	110	409
Other assets	2	51
Accounts payable	175	(248)
Income taxes payable	121	—
Accrued expenses and other current liabilities	(735)	(1,065)
Accrued compensation expenses	563	88
Deferred revenue	365	(317)
Other liabilities	1,310	(77)
Net cash provided by operating activities	845	8,981
Investing activities:
Purchases of property and equipment, and other assets	(3,278)	(579)
Purchases of investments	(21,707)	(12,889)
Proceeds from sales and maturities of investments	23,175	15,253
Acquisition of businesses	(1,790)	—
Net cash (used in) provided by investing activities	(3,600)	1,785
Financing activities:
Payments on bank term loan payable	—	(1,500)
Excess tax benefit—stock options	121	—
Proceeds from exercise of stock options	273	12
Net cash provided by (used in) financing activities	394	(1,488)
Net (decrease) increase in cash and cash equivalents	(2,361)	9,278
Cash and cash equivalents at beginning of period	20,884	24,130
Cash and cash equivalents at end of period	$18,523	$33,408
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$80
Cash paid (refunded) for taxes	$825	$(760)

See accompanying notes.

TECHTARGET, INC.
Notes to Consolidated Financial Statements
(In thousands, except share and per share data)

1. Organization and Operations

TechTarget, Inc. (the Company) is a leading provider of specialized online content that brings together buyers and sellers of corporate information technology (IT) products. The Company sells customized marketing programs that enable IT vendors to reach corporate IT decision makers who are actively researching specific IT purchases.  Online content is specifically defined as those advertising and media offerings being available to users via internet websites as opposed to traditional “offline” media offerings available in print, radio and television advertising.

The Company’s integrated content platform consists of a network of more than 80 websites that are complemented with targeted in-person events.  During the critical stages of the purchase decision process, these content offerings meet IT professionals’ needs for expert, peer and IT vendor information, and provide a platform on which IT vendors can launch targeted marketing campaigns that generate measurable, high return on investment (ROI). As IT professionals have become increasingly specialized, they have come to rely on the Company’s sector-specific websites for purchasing decision support. The Company’s content enables IT professionals to navigate the complex and rapidly changing IT landscape where purchasing decisions can have significant financial and operational consequences. Based upon the logical clustering of users’ respective job responsibilities and the marketing focus of the products that the Company’s customers are advertising, content offerings are currently categorized across ten distinct media groups: Application Development; Channel; CIO/IT Strategy; Data Center and Virtualization Technologies; Enterprise Applications; Networking; Security; Storage; TechnologyGuide.com; and Vertical Software.

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

Although each of the Company’s online media offerings can be sold separately, the majority of the Company’s online media sales involve multiple online offerings. Because objective evidence of fair value does not exist for all elements in the Company’s bundled advertising campaigns, no allocation can be made among the various elements, and the Company recognizes revenue on all items ratably over the term of the arrangement.

Event Sponsorships.  Sponsorship revenue from events is recognized upon completion of the event in the period the event occurs. The majority of the Company’s events are free to qualified attendees; however certain events are based on a paid attendee model. The Company recognizes revenue for paid attendee events upon completion of the event and receipt of payment from the attendee. Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue.

Online Media.  Revenue for online media offerings is recognized for specific online media offerings as follows when these items are sold separately:

•	White Papers. White paper revenue is recognized ratably over the period in which the white paper is available on the Company’s websites.

•
Webcasts, Podcasts, Videocasts and Virtual Trade Shows.  Webcast, podcast, videocast and virtual trade show revenue is recognized ratably over the period in which the webcast, podcast, videocast or virtual trade show is available on the Company’s websites.

•
Software Package Comparisons.  Software package comparison revenue is recognized ratably over the period in which the software information is available on the Company’s websites or in the period in which leads are delivered, depending on the pricing model.

•	Custom Media. Custom media revenue is recognized ratably over the period in which the custom media asset is available on the Company’s websites.

•
Promotional E-mails and E-newsletters.  Promotional e-mail revenue is recognized ratably over the period in which the related content asset is available on its websites because promotional e-mails do not have standalone value from the related content asset. E-newsletter revenue is recognized in the period in which the e-newsletter is sent.

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

The Company offers customers the ability to purchase integrated ROI program offerings, which can include any of its online media offerings packaged together to address the particular customer’s specific advertising requirements. As part of these offerings, the Company will guarantee a minimum number of qualified sales leads to be delivered over the course of the advertising campaign. Scheduled end dates of advertising campaigns are sometimes extended to satisfy lead guarantees or fulfill all elements of the advertising campaign based on various factors, including delayed receipt of advertising media collateral from the customer. The Company estimates the revenue reserve necessary to properly defer revenue recognition for extended advertising campaigns. These estimates are based on the Company’s experience in managing and fulfilling these integrated ROI program offerings. Historically, shortfalls in fulfilling lead guarantees before the scheduled completion date of an advertising campaign are satisfied within an average of 36 days of such scheduled completion date. These integrated ROI program offerings represented approximately 43% and 46% of online revenues, and 35% and 38% of total revenues for the three months ended June 30, 2010 and 2009, respectively, and approximately 45% of online revenues, and 39% of total revenues for each of the six month periods ended June 30, 2010 and 2009.

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

Internal Use Software and Website Development Costs

The Company capitalizes costs incurred during the development of its website applications and infrastructure as well as certain costs relating to internal use software. The estimated useful life of costs capitalized is evaluated for each specific project. Capitalized internal use software and website development costs are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss shall be recognized only if the carrying amount of the asset is not recoverable and exceeds its fair value. The Company capitalized internal-use software and website development costs of $0.5 million and $0.1 million for the three months ended June 30, 2010 and 2009, respectively and $1.0 million and $0.3 million for the six months ended June 30, 2010 and 2009, respectively.

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

Stock-Based Compensation

At June 30, 2010, the Company had two stock-based employee compensation plans which are more fully described in Note 11. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized in the Statement of Operations using the straight-line method over the vesting period of the award or using the accelerated method if the award is contingent upon performance goals. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock option awards.

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

Recent Accounting Pronouncements

In September 2009, the FASB ratified Accounting Standards Update (ASU) 2009-13 (ASU 2009-13) (previously Emerging Issues Task Force (EITF) Issue No. 08-1, Revenue Arrangements with Multiple Deliverables (EITF 08-1)), which updates the existing multiple-element revenue arrangements guidance currently included in Accounting Standards Codification 605-25. ASU 2009-13 will require companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. ASU 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. The Company is currently evaluating the potential impact of the adoption of ASU 2009-13 on its consolidated results of operations and financial condition and the Company’s planned date of adoption.

In October 2009, the FASB issued Accounting Standards Update  2009-14, Certain Revenue Arrangements That Include Software Elements (ASU 2009-14). ASU 2009-14 amends guidance included within ASC Topic 985-605 to exclude tangible products containing software components and non-software components that function together to deliver the product’s essential functionality.  Entities that sell joint hardware and software products that meet this scope exception will be required to follow the guidance of ASU 2009-13.  ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption and retrospective application are also permitted.  The Company is currently evaluating the impact of adopting the provisions of ASU 2009-14.

In December 2009, the FASB issued Accounting Standards Update  2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (ASU 2009-17). ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The new standard requires a number of new disclosures, including additional disclosures about the reporting entity’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity is required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. ASU 2009-17 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. Based on the Company’s evaluation of ASU 2009-17, the adoption of this statement did not impact the Company’s consolidated financial statements.

Accounting Standards Update 2009-05, Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value allows entities determining the fair value of a liability to use the perspective of an investor that holds the related obligation as an asset. The ASU is effective for interim and annual periods beginning after August 27, 2009, and applies to all fair-value measurements of liabilities required by GAAP. Additionally, effective January 1, 2010, the Company adopted ASU 2010-06, Improving Disclosures about Fair Value Measurements, which requires additional disclosures regarding assets and liabilities measured at fair value. The adoption of these requirements did not have a material impact on the Company’s consolidated financial statements.

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

3. Fair Value Measurements

The Company measures certain financial assets at fair value on a recurring basis, including cash equivalents, and short and long-term investments. The fair value of these financial assets was determined based on three levels of input as follows:

•	Level 1. Quoted prices in active markets for identical assets and liabilities;

•	Level 2. Observable inputs other than quoted prices in active markets; and

•	Level 3. Unobservable inputs.

The fair value hierarchy of the Company’s financial assets and liabilities carried at fair value and measured on a recurring basis is as follows:

		Fair Value Measurements at Reporting Date Using
	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Unaudited)
Money market funds(1)	$15,275	$15,275	$—	$—
Short-term investments	51,961	—	51,961	—
Long-term investments	7,314	—	7,314	—
Total	$74,550	$15,275	$59,275	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$6,271	$6,271	$—	$—
Short-term investments	50,496	—	50,496	—
Long-term investments	11,177	—	11,177	—
Total	$67,944	$6,271	$61,673	$—

(1)	Included in cash and cash equivalents on the accompanying consolidated balance sheet.

4. Cash, Cash Equivalents and Investments

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less at date of purchase. Cash equivalents are carried at cost, which approximates their fair market value. Cash and cash equivalents consisted of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)
Cash	$3,248	$14,613
Money market funds	15,275	6,271
Total cash and cash equivalents	$18,523	$20,884

The Company’s short and long-term investments are accounted for as available for sale securities. These investments are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive (loss) income, a component of stockholders’ equity, net of tax. The unrealized (loss) gain, net of taxes, was $(39) and $6 as of June 30, 2010 and December 31, 2009, respectively. Realized gains and losses on the sale of these investments are determined using the specific identification method. There were no realized gains during the three and six months ended June 30, 2010.  Realized gains totaled $8 and $17 in the three and six months ended June 30, 2009, respectively.

Short and long-term investments consisted of the following:

	June 30, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short and long-term investments:		(Unaudited)
Government agency bonds	$8,078	$9	$-	$8,087
Municipal bonds	51,265	10	(87)	51,188
Total short and long-term investments	$59,343	$19	$(87)	$59,275
	December 31, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short and long-term investments:
Government agency bonds	$8,168	$-	$(9)	$8,159
Municipal bonds	53,495	42	(23)	53, 514
Total short and long-term investments	$61,663	$42	$(32)	$61,673

The Company had 22 debt securities in an unrealized loss position at June 30, 2010.  All of these securities have been in such a position for less than 12 months. The unrealized loss on those securities was approximately $0.1 million and the fair value was $27.2 million. As of June 30, 2010, the Company does not consider these investments to be other-than-temporarily impaired.

Municipal bonds have contractual maturity dates within eighteen months. All income generated from these investments is recorded as interest income.

5. Acquisitions

              On April 12, 2010, the Company acquired certain assets of Powell Media LLC for $1.3 million in cash plus a potential future earnout valued at $0.9 million.  Powell Media LLC operates the BeyeNETWORK, a group of online technology sites that provide news, expert information and exclusive resources on the business information management lifecycle, including business intelligence (BI) best practices, business analytics, data integration, and data governance.  All of the sites’ content is written by industry experts who share their experiences and research in a collection of articles, podcasts, and blogs focused on specific vertical industries.

In connection with this acquisition, the Company purchased $0.2 million of net tangible assets and recorded $0.9 million of goodwill and $1.0 million of intangible assets related to customer relationships, a member database, a non-compete agreement and trade names with estimated useful lives ranging from three to six years.

The estimated fair value of the $1.0 million of acquired intangible assets is assigned as follows:

	Useful Life	Estimated Fair Value
Customer relationship intangible asset	72 months	$460
Member database intangible asset	60 months	350
Non-compete agreement intangible asset	36 months	110
Trade name intangible asset	60 months	100
Total intangible assets		$1,020

The Company engaged a third party valuation specialist to assist management in determining the fair value of the earnout and the intangible assets of Powell Media LLC.  The potential future earnout was valued using a probability approach under which the earnout was calculated based on the weighted probability of several forecasted outcomes.  The estimated earnout was then discounted using a rate of 5.75%. To value the customer relationship assets, an income approach was used, specifically a variation of the discounted cash-flow method known as the multi-period excess earnings method. The projected net cash flows for Powell Media LLC were tax affected using an effective rate of 41% and then discounted using a discount rate of 23% to calculate the value of the customer relationship asset. Additionally, the present value of the sum of projected tax benefits was added to arrive at the total fair value of the customer relationship asset. To value the member database, a replacement cost approach was used, specifically a calculation of costs to acquire new members based on TechTarget’s cost history over the past two years divided by new members acquired.  The calculated cost per new member acquired was used to calculate the cost to acquire the members in the Powell Media LLC member database.  Additionally, the present value of the sum of projected tax benefits was added to the calculated replacement cost to calculate the total fair value of the member database asset. To value the non-compete agreement a comparative business valuation method was used. Based on a non-compete term of 36 months, management projected net cash flows for the Company with and without the non-compete agreement in place. The present value of the sum of the difference between the net cash flows with and without the non-compete agreement in place was calculated, based on a discount rate of 23%.  To value the trade name intangible asset a relief from royalty method was used to estimate the pre-tax royalty savings to the Company related to the Powell Media LLC trade names.  The projected net cash flows from the pre-tax royalty savings were tax affected using an effective rate of 41% and then discounted using a discount rate of 23% to calculate the value of the trade name intangible asset.

On March 1, 2010, the Company acquired ebizQ.net and certain other assets from IT Quadrant, Inc. for $0.5 million in cash plus a potential future earnout valued at $0.6 million.  ebizQ.net is a leading website for business and information technology (IT) decision makers focused on Business Process Management (BPM) and Service-Oriented Architecture (SOA). ebizQ.net maintains an online community with more than 100,000 members that provides original editorial and independent content from leading industry analysts and experts via blogs, webinars, podcasts, white papers, and virtual events.

In connection with this acquisition, the Company purchased $0.1 million of tangible assets and recorded $0.3 million of goodwill and $0.7 million of intangible assets related to customer relationships, a member database, a non-compete agreement and trade names with estimated useful lives ranging from three to six years.

The estimated fair value of $0.7 million of acquired intangible assets is assigned as follows:

	Useful Life	Estimated Fair Value
Customer relationship intangible asset	72 months	$280
Member database intangible asset	60 months	240
Non-compete agreement intangible asset	36 months	80
Trade name intangible asset	60 months	60
Total intangible assets		$660

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

6. Intangible Assets

Intangible assets subject to amortization as of June 30, 2010 and December 31, 2009 consist of the following:

		As of June 30, 2010
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
		(Unaudited)
Customer, affiliate and advertiser relationships	1 – 9	$12,249	$(6,608)	$5,641
Developed websites, technology and patents	3 - 6	5,400	(2,850)	2,550
Trademark, trade name and domain name	1 - 7	2,373	(1,388)	985
Proprietary user information database and Internet traffic	3 - 5	5,340	(2,809)	2,531
Non-compete agreements	1 - 3	1,513	(1,252)	261
Total intangible assets		$26,875	$(14,907)	$11,968

		As of December 31, 2009
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer, affiliate and advertiser relationships	1 - 9	$11,508	$(5,619)	$5,889
Developed websites, technology and patents	3 - 6	5,400	(2,400)	3,000
Trademark, trade name and domain name	1 - 7	2,179	(1,261)	918
Proprietary user information database and Internet traffic	3 - 5	4,750	(2,257)	2,493
Non-compete agreements	1 - 3	1,323	(1,095)	228
Total intangible assets		$25,160	$(12,632)	$12,528

Intangible assets are amortized over their estimated useful lives, which range from one to nine years, using methods of amortization that are expected to reflect the estimated pattern of economic use. The remaining amortization expense will be recognized over a weighted-average period of approximately 2.9 years. Amortization expense was $1.1 million and $1.2 million for the three months ended June 30, 2010 and 2009, respectively, and $2.3 million and $2.4 million for the six months ended June 30, 2010 and 2009, respectively.

The Company expects amortization expense of intangible assets to be as follows:

Years Ending December 31:	Amortization Expense
2010 (July 1st – December 31st)	$2,214
2011	3,562
2012	2,798
2013	1,298
2014	934
Thereafter	1,162
$11,968

7. Net Income (Loss) Per Common Share

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per common share is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)

Numerator:
Net income (loss)	$446	$(543)	$(1,894)	$(2,851)
Denominator:
Basic:
Weighted average shares of common stock outstanding	42,943,465	41,759,506	42,711,730	41,756,818
Diluted:
Weighted average shares of common stock outstanding	42,943,465	41,759,506	42,711,730	41,756,818
Effect of potentially dilutive shares(1)	2,109,169	—	—	—
Total weighted average shares of common stock outstanding	45,052,635	41,759,506	42,711,730	41,756,818
Net Income (Loss) Per Common Share:
Basic net income (loss) per common share	$0.01	$(0.01)	$(0.04)	$(0.07)
Diluted net income (loss) per common share	$0.01	$(0.01)	$(0.04)	$(0.07)

(1)
In calculating diluted earnings per share, shares related to outstanding stock options, unvested restricted stock awards and warrants were excluded for the three months ended June 30, 2009 and the six months ended June 30, 2010 and 2009 because they were anti-dilutive.

8. Bank Term Loan Payable

In August 2006, the Company entered into a credit agreement (the Credit Agreement) with a commercial bank, which included a $10.0 million term loan (the Term Loan) and a $20.0 million revolving credit facility (the Revolving Credit Facility). The Credit Agreement was amended in August 2007, in December 2008 and again in December 2009.  The amendment in 2009 reduced the Revolving Credit Facility to $5.0 million.  The Company paid off the remaining balance of the Term Loan in December 2009.

The Revolving Credit Facility matures on August 30, 2011. Unless earlier payment is required by an event of default, all principal and unpaid interest will be due and payable on August 30, 2011. At the Company’s option, the Revolving Credit Facility bears interest at either the Prime Rate less 1.00% or the LIBOR rate plus the applicable LIBOR margin. The applicable LIBOR margin is based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters. As of June 30, 2010, the applicable LIBOR margin, which was the operative rate during the quarter ended June 30, 2010, was 1.25%.

The Company is also required to pay an unused line fee on the daily unused amount of its Revolving Credit Facility at a per annum rate based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters. As of June 30, 2010, unused availability under the Revolving Credit Facility totaled $5.0 million and the per annum unused line fee rate was 0.20%.

Borrowings under the Credit Agreement are collateralized by a security interest in substantially all assets of the Company. Covenants governing the Credit Agreement include the maintenance of certain financial ratios. At June 30, 2010 the Company was in compliance with all covenants under the Credit Agreement.

At June 30, 2010 and December 31, 2009 there were no amounts outstanding under this revolving loan agreement.

9. Commitments and Contingencies

Operating Leases

The Company conducts its operations in leased office facilities under various non-cancelable operating lease agreements that expire through March 2020. Future minimum lease payments under the Company’s non-cancelable operating leases at June 30, 2010, net of minimum sublease rental payments of $0.1 million, are as follows:

Years Ending December 31:	Minimum Lease Payments
(Unaudited)
2010 (July 1st – December 31st)	$470
2011	2,927
2012	3,440
2013	2,874
2014	2,890
Thereafter	15,623
$28,224

The Company has an irrevocable standby letter of credit outstanding in the aggregate amount of $1.5 million.  This letter of credit supports the lease the Company entered into in 2009 for its corporate headquarters.  This letter of credit extends annually through February 28, 2020 unless notification of termination is received.

Net Worth Tax Contingency

In late March 2010, the Company received a letter from the Department of Revenue of the Commonwealth of Massachusetts (the MA DOR) requesting documentation demonstrating that TechTarget Securities Corporation (TSC), a wholly-owned subsidiary of the Company, has been classified by the MA DOR as a Massachusetts security corporation. The Company is in the process of  responding to the MA DOR.  However, in the event that the Company is unable to substantiate such classification, the MA DOR has indicated that it may require an adjustment to correct TSC’s tax filings such that it will be treated as a Massachusetts business corporation for the applicable years. The tax benefits available to a Massachusetts security corporation are comprised of (i) lower income tax rate (1.32% vs. 9.5%) and (ii) exemption from the 0.26% excise tax on net worth. The Company is not currently recording an accrual related to a net worth loss contingency for this matter as they do not believe that a loss is probable.  However, in the event of an adverse outcome of this matter, the Company could incur additional net worth taxes related to the Massachusetts security corporation classification of up to a maximum possible loss of $0.3 million at June 30, 2010. The Company has an accrual for potential additional state income tax of $0.3 million.

Litigation

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At June 30, 2010 and December 31, 2009, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

10. Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during a period, except those resulting from investments by stockholders and distributions to stockholders. For the three and six months ended June 30, 2010 and 2009 the Company’s comprehensive income (loss) is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)
Net income (loss)	$446	$(543)	$(1,894)	$(2,851)
Other comprehensive income (loss):
Change in fair value of cash flow hedge (net of tax effect of $0 for all periods)	—	23	—	54
Unrealized gain (loss) on investments (net of tax effect of $(3),$(52),$(32) and $45, respectively)	(4)	(80)	(45)	71
Unrealized gain (loss) on foreign currency exchange (net of tax effect of $0 for all periods)	8	17	(6)	18
Total other comprehensive income (loss)	$450	$(583)	$(1,945)	$(2,708)

11. Stock-Based Compensation

Stock Option Plans

In September 1999, the Company approved a stock option plan (the 1999 Plan) that provides for the issuance of up to 12,384,646 shares of common stock incentives. The 1999 Plan provides for the granting of incentive stock options (ISOs), nonqualified stock options (NSOs), and stock grants. These incentives may be offered to the Company’s employees, officers, directors, consultants, and advisors, as defined. ISOs may not be granted at less than fair market value on the date of grant, as determined by the Company’s Board of Directors (the Board). Each option shall be exercisable at such times and subject to such terms as determined by the Board; grants generally vest over a four year period, and expire no later than ten years after the grant date.

In April 2007, the Board approved the 2007 Stock Option and Incentive Plan (the 2007 Plan), which was approved by the stockholders and became effective upon the consummation of the Company’s IPO in May 2007. Effective upon the consummation of the IPO, no further awards were made pursuant to the 1999 Plan, but any outstanding awards under the 1999 Plan will remain in effect and will continue to be subject to the terms of the 1999 Plan. The 2007 Plan allows the Company to grant ISOs, NSOs, stock appreciation rights, deferred stock awards, restricted stock and other awards. Under the 2007 Plan, stock options may not be granted at less than fair market value on the date of grant, and grants generally vest over a four year period. Stock options granted under the 2007 Plan expire no later than ten years after the grant date. The Company has reserved for issuance an aggregate of 2,911,667 shares of common stock under the 2007 Plan plus an additional annual increase to be added automatically on January 1 of each year, beginning on January 1, 2008, equal to the lesser of (a) 2% of the outstanding number of shares of common stock (on a fully-diluted basis) on the immediately preceding December 31 and (b) such lower number of shares as may be determined by the Company’s compensation committee. The number of shares available for issuance under the 2007 Plan is subject to adjustment in the event of a stock split, stock dividend or other change in capitalization. Generally, shares that are forfeited or canceled from awards under the 2007 Plan also will be available for future awards. In addition, shares subject to stock options returned to the 1999 Plan, as a result of their expiration, cancellation or termination, are automatically made available for issuance under the 2007 Plan. As of June 30, 2010 a total of 864,497 shares were available for grant under the 2007 Plan.

Accounting for Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The Company calculated the fair values of the options granted using the following estimated weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)
Expected volatility	*	*	78%	75%
Expected term	*	*	6.25 years	6.25 years
Risk-free interest rate	*	*	2.85%	2.21%
Expected dividend yield	*	*	0.00%	0.00%
Weighted-average grant date fair value per share	*	*	$3.89	$1.58

*   The Company did not grant any stock option awards during the three months ended June 30, 2010 and 2009.

As there was no public market for the Company’s common stock prior to the Company’s IPO in May 2007, and limited historical information on the volatility of its common stock since the date of the Company’s IPO, the Company determined the volatility for options granted in the six months ended June 30, 2010 and 2009 based on an analysis of the historical volatility of the Company’s stock and reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using a weighted average of the historical volatility of the Company’s stock and the peer group of companies for a period equal to the expected life of the option. The expected life of options has been determined utilizing the “simplified” method. The risk-free interest rate is based on a zero coupon United States treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero. The Company applied an estimated annual forfeiture rate based on its historical forfeiture experience of 2.00% in determining the expense recorded in the six months ended June 30, 2010 and 2009.

A summary of the stock option activity under the Company’s stock option plan for the six months ended June 30, 2010 is presented below:

Year-to-Date Activity	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
	(Unaudited)
Options outstanding at December 31, 2009	7,916,879	$6.40
Granted	20,000	5.57
Exercised	(113,596)	2.40
Forfeited	(84,785)	6.70
Cancelled	(134,261)	8.44
Options outstanding at June 30, 2010	7,604,237	$6.42	5.8	$5,098
Options exercisable at June 30, 2010	5,849,034	$6.32	5.0	$4,774
Options vested or expected to vest at June 30, 2010 (1)	7,516,415	$6.42	6.0	$5,082

(1)
In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

During the six months ended June 30, 2010 and 2009, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $333 and $8, respectively, and the total amount of cash received from exercise of these options was $272 and $12, respectively.   The total grant date fair value of stock options granted after January 1, 2006 that vested during the six months ended June 30, 2010 and 2009 was $3.0 million and $2.7 million, respectively.

Unrecognized stock-based compensation expense of non-vested stock options of $7.5 million is expected to be recognized using the straight-line method over a weighted-average period of 1.2 years.

Restricted Stock Awards

Restricted stock awards are valued at the market price of a share of the Company’s common stock on the date of grant. A summary of the restricted stock award activity under the 2007 Stock Plan for the six months ended June 30, 2010 is presented below:

Year-to-Date Activity	Shares	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
	(Unaudited)
Nonvested outstanding at December 31, 2009	2,216,900	$5.37
Granted	706,783	5.82
Vested	(711,781)	4.23
Forfeited	(5,500)	14.29
Nonvested outstanding at June 30, 2010	2,206,402	$5.85	$11,870

The total grant-date fair value of restricted stock awards that vested during the six months ended June 30, 2010 and 2009 was $3.0 million and $25, respectively.

Unrecognized stock-based compensation expense of non-vested restricted stock awards of $8.1 million is expected to be recognized over a weighted-average period of 1.3 years.

12. Stockholders’ Equity

Warrants

In connection with an acquisition in May 2000, the Company issued to the seller a warrant to purchase 40,625 shares of common stock at a price of $2.36 per share.  The balance of the unexercised portion of the warrant expired in the second quarter of 2010.

Reserved Common Stock

As of June 30, 2010, the Company has reserved 11,235,384 shares of common stock for options outstanding and available for grant under stock option plans.

13. Income Taxes

In late March 2010, the Company received a letter from the Department of Revenue of the Commonwealth of Massachusetts (the MA DOR) requesting documentation demonstrating that TechTarget Securities Corporation (TSC), a wholly-owned subsidiary of the Company, has been classified by the MA DOR as a Massachusetts security corporation. The Company is in the process of responding to the MA DOR.  However, in the event that the Company is unable to substantiate such classification, the MA DOR has indicated that it may require an adjustment to correct TSC’s tax filings such that it will be treated as a Massachusetts business corporation for the applicable years. The tax benefits available to a Massachusetts security corporation are comprised of (i) lower income tax rate (1.32% vs. 9.5%) and (ii) exemption from the 0.26% excise tax on net worth.  The Company recorded an adjustment totaling $0 and $0.3 million related to the uncertain tax position during the three and six months ended June 30, 2010.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company recognized interest and penalties totaling $5 in the six months ended June 30, 2009.  The Company did not recognize any interest and penalties in the six months ended June 30, 2010.

Tax years 2006 through 2009 are subject to examination by the federal and state taxing authorities. The Internal Revenue Service completed an audit of the Company’s 2006 tax return without identifying any material adjustments. There are no other income tax examinations currently in process.

The Company’s effective tax rate was (82)% and 9% for the six months ended June 30, 2010 and 2009, respectively. The Company’s effective tax rate excluding the $0.3 million adjustment related to the uncertain tax position was (57)% and 9% for the six months ended June 30, 2010 and 2009, respectively.  The change in the Company’s effective tax rate excluding the adjustment for the uncertain tax position is primarily due to nondeductible stock-based compensation of $2.4 million and $2.2 million for the six months ended June 30, 2010 and 2009, respectively.

14. Segment Information

The Company views its operations and manages its business as one operating segment based on factors such as how the Company manages its operations and how its executive management team reviews results and makes decisions on how to allocate resources and assess performance.

Geographic Data

Net sales to unaffiliated customers by geographic area were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)
North America	$23,881	$20,932	$43,762	$38,688
International	1,192	805	2,354	1,521
Total	$25,073	$21,737	$46,116	$40,209

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

Overview

Background

We are a leading provider of specialized online content that brings together buyers and sellers of corporate information technology (IT) products. We sell customized marketing programs that enable IT vendors to reach corporate IT decision makers who are actively researching specific IT purchases.

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

On March 1, 2010, we acquired ebizQ.net and certain other assets from IT Quadrant, Inc. for $0.5 million in cash plus a potential future earnout valued at $0.6 million.  ebizQ.net is a leading website for business and IT decision makers focused on Business Process Management (BPM) and Service-Oriented Architecture (SOA). ebizQ.net maintains an online community with more than 100,000 members that provides original editorial and independent content from leading industry analysts and experts via blogs, webinars, podcasts, white papers, and virtual events.

On April 12, 2010, we acquired certain assets of Powell Media LLC for $1.3 million in cash plus a potential future earnout valued at $0.9 million.  Powell Media LLC operated the BeyeNETWORK, a group of online technology sites that provide news, expert information and exclusive resources on the business information management lifecycle, including business intelligence (BI) best practices, business analytics, data integration, and data governance. All of the sites’ content is written by industry experts who share their experiences and research in a collection of articles, podcasts, and blogs focused on specific vertical industries.

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

Online.  The majority of our revenue is derived from the delivery of our online offerings. Online revenue represented approximately 82% of total revenues for the three months ended June 30, 2010 and 2009, and approximately 85% of total revenues for the six months ended June 30, 2010 and 2009.  We expect the majority of our revenues to be derived through the delivery of online offerings for the foreseeable future. As a result of our customers’ advertising objectives and preferences, the specific allocation of online advertising offerings sold and delivered by us, on a period by period basis, can fluctuate.

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

•
Webcasts, Podcasts, Videocasts and Virtual Trade Shows.  IT vendors pay us to sponsor and host webcasts, podcasts, videocasts and virtual trade shows that bring informational sessions directly to attendees’ desktops and, in the case of podcasts, directly to their mobile devices. As is the case with white papers, our users supply their corporate contact and qualification information to the webcast, podcast, videocast or virtual trade show sponsor when they view or download the content. Sponsorship includes access to the registrant information and visibility before, during and after the event.

•
Software Package Comparisons.  Through our 2020software.com website, IT vendors pay us to post information and specifications about their software packages, typically organized by application category. Users can request further information, which may include downloadable trial software from multiple software providers in sectors such as Customer Relationship Management (CRM) accounting and business analytics. IT vendors, in turn, receive qualified leads based upon the users who request their information.

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

•
Third Party Revenue Sharing Arrangements.  We have arrangements with certain third parties, including for the licensing of our online content, for the renting of our database of opted-in e-mail subscribers and for which advertising from customers of certain third parties is made available to our website visitors. In each of these arrangements we are paid a share of the resulting revenue.

Events.  Events revenue represented approximately 18% of total revenues for the three months ended June 30, 2010 and 2009, and approximately 15% of total revenues for the six months ended June 30, 2010 and 2009, respectively. Most of our media groups operate revenue generating events. The majority of our events are free to IT professionals and are sponsored by IT vendors. Attendees are pre-screened based on event-specific criteria such as sector-specific budget size, company size, or job title. We offer three types of events: multi-day conferences, single-day seminars and custom events. Multi-day conferences provide independent expert content for our attendees and allow vendors to purchase exhibit space and other sponsorship offerings that enable interaction with the attendees. We also hold single-day seminars on various topics in major cities. These seminars provide independent content on key sub-topics in the sectors we serve, are free to qualified attendees, and offer multiple vendors the ability to interact with specific, targeted audiences actively focused on buying decisions. Our custom events differ from our conferences and seminars in that they are exclusively sponsored by a single IT vendor, and the content is driven primarily by the sole sponsor.

Cost of Revenues, Operating Expenses and Other

Expenses consist of cost of revenues, selling and marketing, product development, general and administrative, depreciation, and amortization expenses. Personnel-related costs are a significant component of most of these expense categories.

Cost of Online Revenue.  Cost of online revenue consists primarily of: salaries and related personnel costs; member acquisition expenses (primarily keyword purchases from leading Internet search sites); freelance writer expenses; website hosting costs; vendor expenses associated with the delivery of webcast, podcast, videocast, virtual trade show and list rental offerings; stock-based compensation expenses; and related overhead.

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

Interest Income (Expense), Net.  Interest income (expense), net consists primarily of interest income earned on cash and cash equivalent balances less interest expense incurred on bank term loan balances.  We paid off the remaining balance of the term loan in December 2009.  We historically have invested our cash in money market accounts, municipal bonds and government agency bonds.

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

We believe the following critical accounting policies affect our more significant judgments used in the preparation of our consolidated financial statements. See the notes to our consolidated financial statements for information about these critical accounting policies as well as a description of our other accounting policies.

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

Event Sponsorships.  We sell our events separately from our other service offerings, and recognize sponsorship revenue from events in the period in which the event occurs. The majority of our events are free to qualified attendees, however certain events are based on a paid attendee model. We recognize revenue for paid attendee events upon completion of the event and receipt of payment from the attendee. Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue.

Online Media.  We recognize revenue from our specific online media offerings as follows when these items are sold separately:

•	White Papers. We recognize white paper revenue ratably over the period in which the white paper is available on our websites.

•
Webcasts, Podcasts, Videocasts and Virtual Trade Shows.  We recognize webcast, podcast, videocast and virtual trade show revenue ratably over the period in which the webcast, podcast, videocast or virtual trade show is available on our websites.

•
Software Package Comparisons.  We recognize software package comparison revenue ratably over the period in which the software information is available on our websites or in the period in which leads are delivered, depending on the pricing model used.

•
Promotional E-mails and E-newsletters.  We recognize promotional e-mail revenue ratably over the period in which the related content asset is available on our websites because promotional e-mails do not have standalone value from the related content asset. We recognize e-newsletter revenue in the period in which the e-newsletter is sent.

•	List Rentals. We recognize list rental revenue in the period in which the e-mail is sent to the list of registered members.

•	Banners. We recognize banner revenue in the period in which the banner impressions occur.

•	Third Party Revenue Sharing Arrangements. We recognize revenue from third party revenue sharing arrangements on a net basis in the period in which the services are performed.

We offer customers the ability to purchase integrated ROI program offerings, which can include any of our online media offerings packaged together to address the particular customer’s specific advertising requirements. As part of these offerings, we will guarantee a minimum number of qualified sales leads to be delivered over the course of the advertising campaign. We sometimes extend the scheduled end date of advertising campaigns to satisfy lead guarantees or to fulfill all elements of the campaign based on various factors, including delayed receipt of advertising media collateral from the customer. We estimate the revenue reserve necessary to properly defer revenue recognition for extended advertising campaigns. These estimates are based on our experience in managing and fulfilling these integrated ROI program offerings. Historically, shortfalls in fulfilling lead guarantees before the scheduled completion date of an advertising campaign are satisfied within an average of 36 days of such scheduled completion date. These integrated ROI program offerings represented approximately 43% and 46% of online revenues, and 35% and 38% of total revenues for the three months ended June 30, 2010 and 2009, respectively, and approximately 45% of online revenues and 39% of total revenues for each of the six month periods ended June 30, 2010 and 2009.

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

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, short-term and long-term investments, accounts receivable and accounts payable. The carrying value of these instruments approximates their estimated fair values.

Allowance for Doubtful Accounts

We offset gross trade accounts receivable with an allowance for doubtful accounts. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review our allowance for doubtful accounts on a regular basis, and all past due balances are reviewed individually for collectability. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions for allowance for doubtful accounts are recorded in general and administrative expense. If our historical collection experience does not reflect our future ability to collect outstanding accounts receivable, our future provision for doubtful accounts could be materially affected. To date, we have not incurred any write-offs of accounts receivable significantly different than the amounts reserved. The allowance for doubtful accounts was $0.5 million at June 30, 2010 and December 31, 2009.

Stock-Based Compensation

We measure stock-based compensation at the grant date based on the fair value of the award and recognize stock-based compensation expense in the Statement of Operations using the straight-line method over the vesting period of the award or using the accelerated method if the award is contingent upon performance goals. We use the Black-Scholes option-pricing model to determine the fair-value of stock option awards. We calculated the fair values of the options granted using the following estimated weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)
Expected volatility	*	*	78%	75%
Expected term	*	*	6.25 years	6.25 years
Risk-free interest rate	*	*	2.85%	2.21%
Expected dividend yield	*	*	0.00%	0.00%
Weighted-average grant date fair value per share	*	*	$3.89	$1.58

*   We did not grant any stock option awards during the three months ended June 30, 2010 and 2009.

As there was no public market for our common stock prior to our initial public offering in May 2007, and there has been limited historical information on the volatility of our common stock since the date of our initial public offering, we determined the volatility for options granted in the six months ended June 30, 2010 and 2009 based on an analysis of the historical volatility of our stock and reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using a weighted average of the historical volatility of our stock and the peer group of companies for a period equal to the expected life of the option. The risk-free interest rate is based on a zero coupon United States treasury instrument whose term is consistent with the expected life of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. We applied an estimated annual forfeiture rate based on our historical forfeiture experience of 2.0% in determining the expense recorded in the six months ended June 30, 2010 and 2009.

Internal-Use Software and Website Development Costs

We capitalize costs of materials, consultants and compensation and related expenses of employees who devote time to the development of internal-use software and website applications and infrastructure involving developing software to operate our websites. However, we expense as incurred website development costs for new features and functionalities since it is not probable that they will result in additional functionality until they are both developed and tested with confirmation that they are more effective than the current set of features and functionalities on our websites. Our judgment is required in determining the point at which various projects enter the states at which costs may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized, which is generally three years. To the extent that we change the manner in which we develop and test new features and functionalities related to our websites, assess the ongoing value of capitalized assets or determine the estimated useful lives over which the costs are amortized, the amount of website development costs we capitalize and amortize in future periods would be impacted. We review capitalized internal use software and website development costs for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We would recognize an impairment loss only if the carrying amount of the asset is not recoverable and exceeds its fair value. We capitalized internal-use software and website development costs of $0.5 million and $0.1 million for the three months ended June 30, 2010 and 2009, respectively, and $1.0 million and $0.3 million for the six months ended June 30, 2010 and 2009, respectively.

Income Taxes

We are subject to income taxes in both the United States and foreign jurisdictions, and we use estimates in determining our provision for income taxes. We recognize deferred tax assets and liabilities based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates.

Our deferred tax assets are comprised primarily of Net Operating Loss (NOL) carryforwards. As of December 31, 2009, we had U.S. federal and state NOL carryforwards of approximately $7.0 million and $17.3 million, respectively, which may be used to offset future taxable income. The NOL carryforwards expire through 2027, and are subject to review and possible adjustment by the Internal Revenue Service. The Internal Revenue Code contains provisions that limit the NOL and tax credit carryforwards available to be used in any given year in the event of certain changes in the ownership interests of significant stockholders. The federal NOL carry forwards of $7.0 million available at December 31, 2009 were acquired from KnowledgeStorm and are subject to limitations on their use in future years.

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

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
	(Unaudited)
	($ in thousands)
Revenues:
Online	$20,626	82%	$17,801	82%	$39,187	85%	$34,083	85%
Events	4,447	18	3,936	18	6,929	15	6,126	15
Total revenues	25,073	100	21,737	100	46,116	100	40,209	100
Cost of revenues:
Online	4,792	19	4,776	22	9,328	20	9,656	24
Events	1,302	5	1,455	7	2,166	5	2,536	6
Total cost of revenues	6,094	24	6,231	29	11,494	25	12,192	30
Gross profit	18,979	76	15,506	71	34,622	75	28,017	70
Operating expenses:
Selling and marketing	8,991	36	8,023	37	17,904	39	15,539	39
Product development	2,021	8	2,194	10	4,206	9	4,275	11
General and administrative	4,804	19	4,064	19	10,299	22	7,983	20
Depreciation	642	3	498	2	1,167	3	1,034	2
Amortization of intangible assets	1,140	5	1,181	5	2,275	5	2,396	6
Total operating expenses	17,598	70	15,960	73	35,851	78	31,227	78
Operating income (loss)	1,381	6	(454)	(2)	(1,229)	(3)	(3,210)	(8)
Interest income, net	84	*	174	1	191	*	64	*
Income (loss) before provision for (benefit from) income taxes	1,465	6	(280)	(1)	(1,038)	(2)	(3,146)	(8)
Provision for (benefit from) income taxes	1,019	4	263	1	856	2	(295)	(1)
Net income (loss)	$446	2%	$(543)	(2)%	$(1,894)	(4)%	$(2,851)	(7)%

Comparison of Three Months Ended June 30, 2010 and 2009

Revenues

	Three Months Ended June 30,
	2010	2009	Increase (Decrease)	Percent Change
	(Unaudited)
Revenues:	($ in thousands)
Online	$20,626	$17,801	$2,825	16%
Events	4,447	3,936	511	13
Total revenues	$25,073	$21,737	$3,336	15%

Online.  The increase in online revenue was primarily attributable to a $2.0 million increase in revenue from lead generation offerings due primarily to an increase in white paper, webcast and sponsorship sales volumes. Additionally, branding revenue increased $1.1 million primarily due to an increase in banner sales volume compared to the second quarter of 2009.  These increases were partially offset by a $0.3 million decrease in third party revenue.

Events.  The increase in events revenue was primarily attributable to an increase in seminar series and custom events revenue due to an increase in the number of events from 56 in the second quarter of 2009 to 70 events in the second quarter of 2010.  The increase is a result of the formation of our custom events group, which has increased our custom events volume, as well as improvements in the financial condition of the IT market.

Cost of Revenues and Gross Profit

	Three Months Ended June 30,
	2010	2009	Increase (Decrease)	Percent Change
	(Unaudited)
	($ in thousands)
Cost of revenues:
Online	$4,792	$4,776	$16	-
Events	1,302	1,455	(153)	(11)%
Total cost of revenues	$6,094	$6,231	$(137)	(2)%
Gross profit	$18,979	$15,506	$3,473	22%
Gross profit percentage	76%	71%

Cost of Online Revenue.  The cost of online revenue remained consistent with the previous year as a $0.2 million decrease in member acquisition expenses, primarily related to keyword purchases, was offset by an increase in hosting and production costs of $0.2 million.

Cost of Events Revenue.  The decrease in cost of events revenue was primarily attributable to a $0.1 million decrease in salaries, benefits and travel costs due to a decrease in headcount.

Gross Profit.  Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. Gross margin for the second quarter of 2010 was 76% as compared to 71% for the same period of 2009.  The increase in online gross profit was $2.8 million, primarily attributable to the increase in online revenue as well as a decrease in member acquisition expenses as compared to the second quarter of 2009.   The increase in events gross profit was $0.7 million, primarily as a result of an increase in events from 56 in the second quarter of 2009 to 70 in the second quarter of 2010 as well as a reduction in employee related costs due to reduced headcount.  Because the majority of our costs are labor-related, we expect our gross profit to fluctuate from period to period depending on the total revenues for the period as well as the relative contribution of online and events revenue to our total revenues.

Operating Expenses and Other

	Three Months Ended June 30,
	2010	2009	Increase (Decrease)	Percent Change
	(Unaudited)
	($ in thousands)
Operating expenses:
Selling and marketing	$8,991	$8,023	$968	12%
Product development	2,021	2,194	(173)	(8)
General and administrative	4,804	4,064	740	18
Depreciation	642	498	144	29
Amortization of intangible assets	1,140	1,181	(41)	(3)
Total operating expenses	$17,598	$15,960	$1,638	10%
Interest income, net	$84	$174	$(90)	(52)%
Provision for income taxes	$1,019	$263	$756	287%

Selling and Marketing.  The increase in selling and marketing expense was primarily attributable to a $0.8 million increase in payroll related costs as a result of increased headcount, primarily due to international expansion, and an increase in incentive compensation due to the increase in revenue.

Product Development.  The decrease in product development expense was primarily attributable to a decrease in consulting and payroll related costs.

General and Administrative.  The increase in general and administrative expense was attributable to a $0.3 million increase in payroll related costs, including severance charges recorded during the quarter and a $0.4 million increase in stock-based compensation.

Depreciation and Amortization of Intangible Assets.  The increase was primarily due to additional quarterly depreciation required on our increased fixed asset base, primarily as a result of our move to a new corporate headquarters on March 1, 2010, as well as continued investment in internal-use software development costs and computer equipment.  The decrease in amortization of intangible assets expense was primarily attributable to certain intangible assets becoming fully amortized during 2009.  These decreases were partially offset by amortization on newly acquired intangible assets.

Interest Income, Net.  The decrease in interest income, net reflects a decrease in yield rates from the second quarter of 2009.

Provision for Income Taxes.  Our effective tax rate was 70% and 94% for the three months ended June 30, 2010 and 2009, respectively.  The change in our effective tax rate is primarily due to nondeductible stock-based compensation of $1.0 million in each of the three months ended June 30, 2010 and 2009.

Comparison of Six Months Ended June 30, 2010 and 2009

Revenues

	Six Months Ended June 30,
	2010	2009	Increase (Decrease)	Percent Change
		(Unaudited)
		($ in thousands)
Revenues:
Online	$39,187	$34,083	$5,104	15%
Events	6,929	6,126	803	13
Total revenues	$46,116	$40,209	$5,907	15%

Online.  The increase in online revenue was primarily attributable to a $3.4 million increase in revenue from lead generation offerings due primarily to an increase in white paper and webcast sales volumes. Additionally, branding revenue increased $2.3 million primarily due to an increase in banner sales volume.  These increases were partially offset by a $0.5 million decrease in third party revenue.

Events.  The increase in events revenue was primarily attributable to an increase in the number of events from 91 in the first six months of 2009 to 119 in the first six months of 2010 as a result of the formation of our custom events group, which has increased our custom events volume, and improvements in the financial condition of the IT market.  In addition, conference attendee revenue increased in the first six months of 2010.

Cost of Revenues and Gross Profit

	Six Months Ended June 30,
	2010	2009	Increase (Decrease)	Percent Change
	(Unaudited)
	($ in thousands)
Cost of revenues:
Online	$9,328	$9,656	$(328)	(3)%
Events	2,166	2,536	(370)	(15)
Total cost of revenues	$11,494	$12,192	$(698)	(6)%
Gross profit	$34,622	$28,017	$6,605	24%
Gross profit percentage	75%	70%

Cost of Online Revenue.  The decrease in cost of online revenue was primarily attributable to a $0.6 million decrease in member acquisition expenses, primarily related to keyword purchases, partially offset by an increase in hosting and production costs of $0.4 million.

Cost of Events Revenue.  The decrease in cost of events revenue was primarily attributable to a $0.3 million decrease in salaries and benefits due to a decrease in headcount.

Gross Profit.  Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. Gross margin for the first half of 2010 was 75% as compared to 70% for the same period of 2009.  The increase in online gross profit was $5.4 million, primarily attributable to the increase in online revenue as well as a decrease in member acquisition expenses.   The increase in events gross profit was $1.2 million, primarily as a result of an increase in higher margin custom events in the first six months of 2010 as well as a reduction in costs due to reduced headcount.  Because the majority of our costs are labor-related, we expect our gross profit to fluctuate from period to period depending on the total revenues for the period as well as the relative contribution of online and events revenue to our total revenues.

Operating Expenses and Other

	Six Months Ended June 30,
	2010	2009	Increase (Decrease)	Percent Change
	(Unaudited)
	($ in thousands)
Operating expenses:
Selling and marketing	$17,904	$15,539	$2,365	15%
Product development	4,206	4,275	(69)	(2)
General and administrative	10,299	7,983	2,316	29
Depreciation	1,167	1,034	133	13
Amortization of intangible assets	2,275	2,396	(121)	(5)
Total operating expenses	$35,851	$31,227	$4,624	15%
Interest income, net	$191	$64	$127	198%
Provision for (benefit from) income taxes	$856	$(295)	$1,151	(390)%

Selling and Marketing.  The increase in selling and marketing expense was primarily attributable to a $0.7 million increase in stock-based compensation, a $0.9 million increase in payroll related costs due to an increase in headcount, primarily due to international expansion, and an increase of $0.8 million in incentive compensation related to the increase in revenue.

General and Administrative.  The increase in general and administrative expense was primarily attributable to an $0.8 million increase in stock-based compensation and an increase in payroll related costs of $0.7 million primarily as a result of severance charges recorded as well as an increase in variable compensation as a result of an improvement in operating results.  In addition, there was an increase of $0.4 million in facilities related expenses primarily related to the move into a new corporate headquarters during the first six months of 2010.

Depreciation and Amortization of Intangible Assets.  The increase was primarily due to additional depreciation required on our increased fixed asset base as a result of our move to a new corporate headquarters on March 1, 2010 as well as continued investment in internal-use software development costs and computer equipment as well as accelerated depreciation related to asset retirements.  The decrease in amortization of intangible assets expense was primarily attributable to certain intangible assets becoming fully amortized during 2009.  These decreases were partially offset by amortization on newly acquired intangible assets.

Interest Income, Net.  The increase in interest income, net reflects an adjustment to interest income of ($0.3) million in the first quarter of 2009 related to interest income recognized in error in the fourth quarter of 2008 as well as a decrease in interest expense due to payment of our outstanding debt balance in the fourth quarter of 2009.

Provision for (Benefit from) Income Taxes.  The provision for income taxes for the six months ended June 30, 2010 includes an adjustment of $0.3 million for an uncertain tax position related to the classification of TechTarget Securities Corporation as a Massachusetts security corporation.  Our effective tax rate excluding the adjustment was (57)% and 9% for the six months ended June 30, 2010 and 2009, respectively.  The change in our effective tax rate excluding the adjustment for the uncertain tax position is primarily due to nondeductible stock-based compensation of $2.4 million and $2.2 million for the six months ended June 30, 2010 and 2009, respectively.

Seasonality

The timing of our revenues is affected by seasonal factors. Our revenues are seasonal primarily as a result of the annual budget approval process of many of our customers and the historical decrease in advertising and events activity in summer months.    Events revenue may vary depending on which quarters we produce the event, which may vary when compared to previous periods. The timing of revenues in relation to our expenses, much of which does not vary directly with revenue, has an impact on the cost of online revenue, selling and marketing, product development, and general and administrative expenses as a percentage of revenue in each calendar quarter during the year.

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

	June 30, 2010	December 31, 2009
	(Unaudited)
	($ in thousands)
Cash, cash equivalents and investments	$77,798	$82,557
Accounts receivable, net	$26,917	$16,623

Cash, Cash Equivalents and Investments

Our cash, cash equivalents and investments at June 30, 2010 were held for working capital purposes and were invested primarily in money market accounts and municipal bonds. We do not enter into investments for trading or speculative purposes.

Accounts Receivable, Net

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our service delivery and billing activity, cash collections, and changes to our allowance for doubtful accounts. We use days’ sales outstanding, or DSO, calculated on a monthly basis, as a measurement of the quality and status of our receivables. We define DSO as average accounts receivable divided by total revenue for the applicable period, multiplied by the number of days in the applicable period. DSO was 84 days for the quarter ended June 30, 2010 and 67 days at December 31, 2009.

Operating Activities

	Six Months Ended June 30,
	2010	2009
	(Unaudited)
	($ in thousands)
Net cash provided by operating activities	$845	$8,981
Net cash provided by (used in) investing activities(1)	$(5,068)	$(579)
Net cash provided by (used in) financing activities	$394	$(1,488)

(1)	Cash used in investing activities is shown net of investment activity of $1.5 million and $2.4 million for the six months ended June 30, 2010 and 2009, respectively.

Cash provided by operating activities primarily consists of a net loss adjusted for certain non-cash items including depreciation and amortization, the provision for bad debt, stock-based compensation, deferred income taxes, and the effect of changes in working capital and other activities. Cash provided by operating activities for the six months ended June 30, 2010 was $0.8 million compared to $9.0 million in the six months ended June 30, 2009. The decrease in cash provided by operating activities was a result of changes in operating assets and liabilities of $(7.7) million in the first six months of 2010 compared to $2.3 million in 2009. The decrease was primarily due to a $9.6 million increase in accounts receivable during the first six months of 2010 as a result of an increase in revenues in the second quarter of 2010 and an increase in unbilled receivables as a result of the timing of annual billing cycles with some of our larger customers.  The decrease in changes in operating assets and liabilities was partially offset by a decrease in the net loss year to date of $1.0 million and an increase in stock-based compensation of $1.3 million during the first six months of 2010.

Investing Activities

Cash used in investing activities in the six months ended June 30, 2010, net of investment activity, was $3.3 million for the purchase of property and equipment, primarily leasehold improvements related to our new corporate headquarters, occupancy of which commenced on March 1, 2010, as well as website development costs, computer equipment and related software and internal-use development costs.  Cash investments of $0.5 million and $1.3 million were also made for the purchase of certain tangible and intangible assets from IT Quadrant, Inc. and Powell Media LLC, respectively.  Cash used in investing activities in the six months ended June 30, 2009, net of investment activity, was $0.6 million for the purchase of property and equipment.

Equity Financing Activities

We received proceeds from the exercise of stock options in the amounts of $0.3 million and $12,000 in the six months ended June 30, 2010 and 2009, respectively.

Term Loan and Credit Facility Borrowings

In August 2006, we entered into a credit agreement (the Credit Agreement) with a commercial bank, which included a $10.0 million term loan (the Term Loan) and a $20.0 million revolving credit facility (the Revolving Credit Facility). The Credit Agreement was amended in August 2007, in December 2008 and again in December 2009.  The amendment in 2009 reduced the Revolving Credit Facility to $5.0 million.  We paid off the remaining balance of the Term Loan in December 2009.

The Revolving Credit Facility matures on August 30, 2011. Unless earlier payment is required by an event of default, all principal and unpaid interest will be due and payable on August 30, 2011. At our option, the Revolving Credit Facility bears interest at either the Prime Rate less 1.00% or the LIBOR rate plus the applicable LIBOR margin. The applicable LIBOR margin is based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters. As of June 30, 2010, the applicable LIBOR margin, which was the operative rate during the quarter ended June 30, 2010, was 1.25%.

We are also required to pay an unused line fee on the daily unused amount of our Revolving Credit Facility at a per annum rate based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters. As of June 30, 2010, unused availability under the Revolving Credit Facility totaled $5.0 million and the per annum unused line fee rate was 0.20%.

Borrowings under the Credit Agreement are collateralized by a security interest in substantially all of our assets. Covenants governing the Credit Agreement include the maintenance of certain financial ratios. At June 30, 2010 we are in compliance with all covenants under the Credit Agreement.

At June 30, 2010 and December 31, 2009 there was no amount outstanding under this revolving loan agreement.

Capital Expenditures

We have made capital expenditures primarily for computer equipment and related software needed to host our websites, internal-use software development costs, as well as for leasehold improvements and other general purposes to support our growth. Our capital expenditures totaled $3.3 million and $0.6 million for the six months ended June 30, 2010 and 2009, respectively. A majority of our capital expenditures in the first six months of 2010 were leasehold improvements for our new corporate headquarters, which we occupied beginning on March 1, 2010, as well as website development costs, computer equipment and related software, and internal-use development costs. We are not currently party to any purchase contracts related to future capital expenditures.

Contractual Obligations and Commitments

As of June 30, 2010, our principal commitments consist of obligations under leases for office space.  The offices are leased under noncancelable operating lease agreements that expire through March 2020. The following table sets forth our commitments to settle contractual obligations in cash as of June 30, 2010:

	Payments Due By Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(Unaudited)
	($ in thousands)
Operating leases (1)	$28,224	$1,714	$6,588	$5,751	$14,171

(1)	Operating lease obligations are net of minimum sublease payments of $0.1 million due under a sublease agreement that expires in November 2010.

At June 30, 2010, we had an irrevocable standby letter of credit outstanding in the aggregate amount of $1.5 million.  This letter of credit supports the lease we entered into in 2009 for our new corporate headquarters.  This letter of credit extends annually through February 28, 2020 unless notification of termination is received.

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

Foreign Currency Exchange Risk

Our subsidiary, TechTarget Limited, was established in July 2006 and is located in London, England. As of June 30, 2010, most of our international agreements have been denominated in U.S. dollars and aggregate foreign currency payments made by us through this subsidiary approximate less than $0.4 million per fiscal quarter.  We currently believe our exposure to foreign currency exchange rate fluctuations is financially immaterial and therefore have not entered into foreign currency hedging transactions. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in the future.

Interest Rate Risk

At June 30, 2010, we had cash, cash equivalents and investments totaling $77.8 million. These amounts were invested primarily in money market accounts, government agency bonds and municipal bonds. The cash, cash equivalents and investments were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

Our exposure to market risk also relates to the amount of interest expense we must pay under our revolving credit facility. The advances under this credit facility bear a variable rate of interest determined as a function of the lender’s prime rate or LIBOR. At June 30, 2010, there were no amounts outstanding under our revolving credit facility.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

The Company is required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of the Form 10-K for the period ended December 31, 2009, management, under the supervision of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2009 due to the material weaknesses described in the Company’s Management Report on Internal Control over Financial Reporting included in Item 9A of its 2009 Form 10-K (the “2009 Form 10K”) and outlined below. To date the material weaknesses identified in the 2009 Form 10-K have not been fully remediated.  As a result the Chief Executive Officer and Chief Financial Officer continue to conclude that the Company’s disclosure controls and procedures are not effective as of the filing date of this Form 10-Q.

As disclosed in the 2009 Form 10-K, management identified the following material weaknesses in connection with its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009:

1.	Inadequate and ineffective controls over the accounting for certain complex transactions.

2.	Inadequate and ineffective controls over adequacy of staffing of accounting group.

3.	Insufficient and ineffective review and supervision by management of certain accounting policies and procedures.

4.	Inadequate and ineffective accounting and reporting system for processing and reporting of certain complex service revenue transactions.

5.	Inadequate and ineffective controls over the use of debit memorandums to reclassify aged customer credits from the accounts receivable subsidiary ledger to an unallocated general accrual account.

6.	Inadequate education, training, and awareness of the process for reporting concerns with regard to accounting practices to finance management, management and/or the Audit Committee.

Remediation Plans

Management has identified the following measures to strengthen our internal control over financial reporting and to address the material weaknesses described above. We began implementing certain of these measures prior to the filing of this Form 10-Q but changes made to our internal controls have not yet been in place for a sufficient time to have had a significant effect. Management expects to continue to develop remediation plans and implement additional changes to our internal control over financial reporting during fiscal year 2010, described in detail hereafter. We believe that the actions taken to date, as well as our planned future actions, will adequately address the material weaknesses.

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

•
Work with our Human Resources department in aggressively identifying and recruiting future capable technical accounting staff candidates. We hired a new CFO, Controller, Manager of Financial Reporting, Manager of Internal Audit and an Assistant Controller during the first half of 2010.

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

•	Ensure the proper evidence of this review is consistently documented during future reporting periods.

•	Ensure that financial management is heavily involved in oversight and monitoring of the recording and reporting of complex transactions during future reporting periods.

•	Consider implementation of additional automation, trending analyses, and management reporting to highlight potential future issues surrounding complex transactions.

•	Implement a process, either formal or informal, whereby senior finance personnel are informed of all significant judgments made during the close process.

4.	In order to ensure the Company’s accounting and reporting systems are adequate to carry out the level and complexities associated with our service revenue transactions, we have:

•	Purchased and implemented in the first half of 2010 a software application which will enhance our revenue accounting and reporting systems.

5.
In order to improve controls over the use of debit memorandum to reclassify aged customer credits from the accounts receivable subsidiary ledger to the general accrual account we have initiated and intend to continue to:

•	Establish clearly defined policies and procedures relating to the disposition of customer credits.

•
Establish a policy whereby we disburse payment to customers or apply credits to customer invoices if an aged customer credit is not used by the customer within a reasonable time after the credit has been issued to the customer’s account. The Company has identified those credits that are attributable to each of its active and inactive customers, respectively; with respect to the latter, the Company has initiated efforts to determine if the credits can be returned to such inactive customers in the form of a cash payment and, if not, the Company will determine the applicable jurisdiction to which the credit is subject, and, if applicable and no exemption is available, the Company will escheat a payment in the amount of the credit to the appropriate state authority.

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

Changes in Internal Control over Financial Reporting

Except for changes in connection with the remediation subsequent to December 31, 2009 of the material weaknesses described above, there were no changes in the Company’s internal control over financial reporting that occurred during the six months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

The primary source of our revenues is the sale of advertising to our customers. Our advertising revenues accounted for approximately 99% of our total revenues for the six months ended June 30, 2010. We believe that advertising spending on the Internet, as in traditional media, fluctuates significantly as a result of a variety of factors, many of which are outside of our control. These factors include:

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

We believe that the lingering effects of the instability continuing to affect the business climate within the United States and/or other geographic regions in which we do business have had, and could continue to have, a negative impact on our revenue and operating results. Because all of our clients are in the IT industry, the success of our business is intrinsically linked to the health, and subject to market conditions, of the IT industry. Regional, domestic and global economic weakness and uncertainty, and ongoing limited access to sources of traditional capital and/or debt have resulted in some companies continuing to inhibit their spending, including for technology projects. In turn, many of our customers have reassessed and will, for the foreseeable future, be likely to continue to scrutinize their spending on advertising campaigns. Prior market downturns in the IT industry have resulted in declines in advertising spending, which can cause longer sales cycles, deferral or delay of purchases by IT vendors and generally reduced expenditures for advertising and related services. Our revenues and profitability depend on the overall demand for advertising services from our customers. We believe that demand for our offerings has been in the past, and could be in the future, disproportionately affected by fluctuations, disruptions, instability or downturns in the economy and the IT industry, which may cause customers and potential customers to exit the industry or delay, cancel or reduce any planned expenditures for our advertising offerings. Furthermore, competitors may respond to market conditions by lowering prices and attempting to lure away our customers and prospects to lower cost offerings. In addition, the slowdown in the formation of new IT companies, the decline in the growth of existing IT companies, and the consolidation that the industry continues to experience, may continue to cause a decline in demand for our offerings.

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

We compete for potential advertisers with a number of different types of offerings and companies, including: broad-based media outlets, such as television, newspapers and business periodicals that are designed to reach a wide audience; general purpose portals and search engines; and offline and online offerings of media companies that produce content specifically for IT professionals, including International Data Group, United Business Media, CNet, QuinStreet and Ziff Davis Enterprise. Advertisers may choose our competitors over us not only because they prefer our competitors’ online and events offerings to ours, but also because advertisers prefer to utilize other forms of advertising offered by our competitors that are not offered by us. Although less than 5% of our revenues for the quarter ended June 30, 2010 were derived from advertisers located outside of North America, as we continue to expand internationally, as we did in 2008 by operating our own websites in the United Kingdom and in 2009 in India and Spain, we expect to compete with many of the competitors mentioned above, as well as with established media companies based in particular countries or geographical regions. Many of these foreign-based media companies will be larger than we are and will have established relationships with local advertisers. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. As a result, we could lose market share to our competitors in one or more of our businesses and our revenues could decline.

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

We collect information from our users who register on our websites or for services, or respond to surveys. Subject to each user’s permission (or right to decline, which we refer to as an “opt-out”), we may use this information to inform our users of offerings that they have indicated may be of interest to them. We may also share this information with our advertising clients for registered members who have elected to receive additional promotional materials and have allowed us  to share their information with third parties. The U.S. federal and various state governments have adopted or proposed limitations on the collection, distribution and use of personal information of Internet users. Several foreign jurisdictions, including the European Union, the United Kingdom and Canada, have adopted legislation (including directives or regulations) that may increase the requirements for collecting, or limit our collection and use of, information from Internet users in these jurisdictions. In addition, growing public concern about privacy, data security and the collection, distribution and use of personal information has led to self-regulation of these practices by the Internet advertising and direct marketing industry, and to increased federal and state regulation. Because many of the proposed laws or regulations remain in their early stages, we cannot yet determine the impact these regulations may have on our business over time. Although, to date, our efforts to comply with applicable federal and state laws and regulations have not hurt our business, additional, more burdensome laws or regulations, including consumer privacy and data security laws, could be enacted or applied to us or our customers. Such laws or regulations could impair our ability to collect user information that helps us to provide more targeted advertising to our users, thereby impairing our ability to maintain and grow our audience and maximize advertising revenue from our advertising clients. Additionally, the US Federal Trade Commission (the “FTC”) and many state attorneys general are applying federal and state consumer protection laws to require that the online collection, use and dissemination of data, and the presentation of Web site content, comply with certain standards for notice, choice, security and access. Courts may also adopt these developing standards. In many cases, the specific limitations imposed by these standards are subject to interpretation by courts and other governmental authorities. In addition, on December 20, 2007, the FTC published for public comment proposed principles to address consumer privacy issues that may arise from so-called “behavioral targeting” (i.e. the tracking of a user’s online activities in order to deliver advertising tailored to his or her interests) and to encourage industry self-regulation. On February 12, 2009, following public comment, the FTC released a Staff Report with its revised principles for self-regulation of behavioral targeting. Although the FTC currently appears to be less concerned with “first-party” behavioral and contextual advertising than other types of behavioral targeting that include the storage of more potentially sensitive, data or that collects information outside of the “traditional Web site context” (such as through a mobile device or by an ISP), the FTC has stated that it will continue to evaluate self-regulatory programs. In the event of additional legislation in this area, our ability to effectively target advertising to our users may be limited. We believe that we are in compliance with the consumer protection standards that apply to us, but a determination by a state or federal agency or court that any of our practices do not meet these standards could create liability to us, result in adverse publicity and affect negatively our businesses. New interpretations of these standards could also require us to incur additional costs and restrict our business operations. In addition, several foreign governmental bodies, including the European Union, the United Kingdom and Canada have regulations dealing with the collection and use of personal information obtained from their citizens, some of which we may be subject to as a result of the expansion of our business internationally. We believe that we are in compliance with the regulations that apply to us, however, such laws may be modified and new laws may be enacted in the future. Any such developments (or developments stemming from enactment or modification of other laws) or the failure to anticipate accurately the application or interpretation of these laws could create liability to us, result in adverse publicity and affect negatively our businesses.

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

We have license and other arrangements in various countries and maintain direct presences in the United Kingdom and India. In addition to facing many of the same challenges we face domestically, there are additional risks and costs inherent in expanding our business in international markets, including:

•	limitations on our activities in foreign countries where we have granted rights to existing business partners;

•	the adaptation of our websites and advertising programs to meet local needs and to comply with local legal regulatory requirements;

•	varied, unfamiliar and unclear legal and regulatory restrictions, as well as unforeseen changes in, legal and regulatory requirements;

•	more restrictive data protection regulation, which may vary by country;

•	difficulties in building brand awareness and attracting or migrating users;

•	difficulties in staffing and managing multinational operations;

•	difficulties in finding appropriate foreign licensees or joint venture partners;

•	distance, language and cultural differences in doing business with foreign entities;

•	foreign political and economic uncertainty;

•	less extensive adoption of the Internet as an information source and increased restriction on the content of websites;

•	currency exchange-rate fluctuations; and

•	potential adverse tax requirements.

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

We received two deficiency letters from The Nasdaq Stock Market in 2009 relating to our failure to maintain compliance with Nasdaq’s Listing Rule 5520(c)(1) as a result of our failure to timely file Securities and Exchange Commission reports. Nasdaq granted us an exception from the rule in each of these cases, but if we fail to comply with Nasdaq’s listing rules in the future, Nasdaq may decide not to grant an additional exception. If we are unable to comply with Nasdaq’s listing rules in the future and they do not grant an exception, we may be delisted by Nasdaq, which would have a material adverse effect on the trading volume of our stock and, likely, our stock price.

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

In the course of our operating history, we have acquired assets and businesses. Some of our acquisitions have resulted in the recording of a significant amount of goodwill and/or intangible assets on our financial statements. We had approximately $102 million of goodwill and net intangible assets as of June 30, 2010. The goodwill and/or intangible assets were recorded because the fair value of the net tangible assets acquired was less than the purchase price. We may not realize the full value of the goodwill and/or intangible assets. As such, we evaluate goodwill and other intangible assets with indefinite useful lives for impairment on an annual basis or more frequently if events or circumstances suggest that the asset may be impaired. We evaluate other intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. If goodwill or other intangible assets are determined to be impaired, we will write off the unrecoverable portion as a charge to our earnings. If we acquire new assets and businesses in the future, as we intend to do, we may record additional goodwill and/or intangible assets. The possible write-off of the goodwill and/or intangible assets could negatively impact our future earnings and, as a result, the market price of our common stock could decline.

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

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. A large portion of our outstanding shares of common stock are held by our officers, directors and affiliates. Two of our affiliates are venture capital funds, which are typically structured to have a finite life. As these venture capital funds approach or pass the life of the fund, their decision to sell or hold our stock may be based not only on the underlying investment merits of our stock, but also on the requirements of their internal fund structure. Our directors, executive officers and affiliates beneficially own approximately 28 million shares of our common stock, which represents 65% of our shares outstanding as of June 30, 2010. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline substantially.

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

As a result of the IPO, we raised a total of $83.2 million in net proceeds after deducting underwriting discounts and commissions of approximately $6.4 million and offering expenses of approximately $2.3 million. In May 2007 we repaid $12.0 million that we had borrowed against our revolving credit facility in conjunction with the acquisition of TechnologyGuide.com in April 2007. In November 2007 we acquired KnowledgeStorm, Inc. for approximately $58 million, consisting of approximately $52 million in cash and 359,820 shares of unregistered common stock of the Company valued at $6.0 million. In November 2008 we acquired The Brian Madden Company LLC for approximately $1.3 million in cash.  On March 1, 2010, we acquired ebizQ.net and certain other assets of IT Quadrant, Inc. for $0.5 million in cash plus a potential future earnout valued at $0.6 million.  On April 12, 2010, we acquired certain assets of Powell Media LLC for $1.3 million in cash, with a potential future earnout valued at $0.9 million.

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

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

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

TECHTARGET, INC (Registrant)

Date: August 9, 2010	By:	/s/ Greg Strakosch
Greg Strakosch, Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2010	By:	/s/ JEFFREY WAKELY
Jeffrey Wakely, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)

Exhibit Index

Exhibit No.	Description of Exhibit

31.1	Certification of Greg Strakosch, Chief Executive Officer of TechTarget, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, dated August 9, 2010.
31.2	Certification of Jeffrey Wakely, Chief Financial Officer and Treasurer of TechTarget, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, dated August 9, 2010.
32.1
Certifications of Greg Strakosch, Chief Executive Officer of TechTarget, Inc. and Jeffrey Wakely, Chief Financial Officer and Treasurer of TechTarget, Inc. pursuant to 18 U.S.C. Section 1350, dated August 9, 2010.