Form 10-Q
period 2010-09-30
TechTarget Inc
filed 2010-11-09
CIK 1293282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The registrant had 42,652,132 shares of Common Stock, $0.001 par value per share, outstanding as of October 29, 2010.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
TECHTARGET, INC.
Consolidated Balance Sheets
(In thousands, except share data)

	September 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,810	$20,884
Short-term investments	42,877	50,496
Accounts receivable, net of allowance for doubtful accounts of $515 and $483 as of September 30, 2010 and December 31, 2009, respectively	23,593	16,623
Prepaid expenses and other current assets	1,423	1,929
Deferred tax assets	945	2,399

Total current assets	92,648	92,331
Property and equipment, net	6,087	3,760
Long-term investments	18,177	11,177
Goodwill	90,222	88,958
Intangible assets, net of accumulated amortization	10,841	12,528
Deferred tax assets	7,987	5,182
Other assets	119	127

Total assets	$226,081	$214,063

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,986	$3,106
Accrued expenses and other current liabilities	2,438	2,910
Accrued compensation expenses	1,347	808
Income taxes payable	812	398
Deferred revenue	9,083	8,402

Total current liabilities	16,666	15,624
Long-term liabilities:
Other liabilities	3,955	575

Total liabilities	20,621	16,199
Commitments and contingencies (Note 9)	—	—
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 42,647,623 and 42,109,965 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	43	42
Additional paid-in capital	243,733	233,555
Warrants	—	2
Accumulated other comprehensive (loss) income	(67)	8
Accumulated deficit	(38,249)	(35,743)

Total stockholders’ equity	205,460	197,864

Total liabilities and stockholders’ equity	$226,081	$214,063

See accompanying notes.

TECHTARGET, INC.
Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(Unaudited)
Revenues:
Online	$18,878	$18,191	$58,065	$52,274
Events	3,123	4,865	10,052	10,991

Total revenues	22,001	23,056	68,117	63,265
Cost of revenues:
Online(1)	4,574	4,789	13,902	14,445
Events(1)	1,084	1,741	3,250	4,277

Total cost of revenues	5,658	6,530	17,152	18,722
Gross profit	16,343	16,526	50,965	44,543
Operating expenses:
Selling and marketing(1)	8,568	9,157	26,472	24,696
Product development(1)	1,947	2,276	6,153	6,551
General and administrative(1)	4,535	4,973	14,834	12,956
Depreciation	592	510	1,759	1,544
Amortization of intangible assets	1,126	1,166	3,401	3,562

Total operating expenses	16,768	18,082	52,619	49,309
Operating loss	(425)	(1,556)	(1,654)	(4,766)
Interest income, net	79	130	270	194

Loss before provision for (benefit from) income taxes	(346)	(1,426)	(1,384)	(4,572)
Provision for (benefit from) income taxes	266	12	1,122	(283)

Net loss	$(612)	$(1,438)	$(2,506)	$(4,289)

Net loss per common share:
Basic and Diluted	$(0.01)	$(0.03)	$(0.06)	$(0.10)

Weighted average common shares outstanding:
Basic and Diluted	43,209	41,812	42,878	41,775

(1) Amounts include stock-based compensation expense as follows:
Cost of online revenues	$(38)	$95	$136	$407
Cost of events revenues	23	64	69	117
Selling and marketing	1,708	1,992	5,172	4,798
Product development	104	89	420	352
General and administrative	785	2,008	3,369	3,818
See accompanying notes.

TECHTARGET, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended
	September 30,
	2010	2009
	(Unaudited)
Operating Activities:
Net loss	$(2,506)	$(4,289)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,160	5,106
Provision for bad debt	74	105
Amortization of investment premiums	1,214	1,247
Stock-based compensation expense	9,166	9,492
Non-cash interest expense	—	7
Deferred tax benefit	(1,805)	(1,013)
Excess tax benefit — stock options	(211)	—
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	(6,266)	1,901
Prepaid expenses and other current assets	506	1,285
Other assets	8	39
Accounts payable	(120)	(79)
Income taxes payable	1,260	59
Accrued expenses and other current liabilities	(472)	(1,058)
Accrued compensation expenses	539	(65)
Deferred revenue	111	525
Other liabilities	1,936	283

Net cash provided by operating activities	8,594	13,545
Investing activities:
Purchases of property and equipment, and other assets	(4,041)	(1,141)
Purchases of investments	(38,256)	(39,575)
Proceeds from sales and maturities of investments	37,545	27,050
Acquisition of businesses	(1,790)	—

Net cash used in investing activities	(6,542)	(13,666)
Financing activities:
Payments on bank term loan payable	—	(2,250)
Excess tax benefit—stock options	211	—
Proceeds from exercise of stock options	663	125

Net cash provided by (used in) financing activities	874	(2,125)
Net increase (decrease) in cash and cash equivalents	2,926	(2,246)
Cash and cash equivalents at beginning of period	20,884	24,130

Cash and cash equivalents at end of period	$23,810	$21,884

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$102

Cash paid (refunded) for taxes	$1,341	$(959)

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
Principles of Consolidation
          The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, which include KnowledgeStorm, Inc., Bitpipe, Inc., TechTarget Securities Corporation, TechTarget Limited and TechTarget (HK) Limited. KnowledgeStorm, Inc. and Bitpipe, Inc. are leading websites providing in-depth vendor generated content targeted toward corporate IT professionals. TechTarget Securities Corporation is a Massachusetts Securities Corporation incorporated in 2004. TechTarget Limited is a subsidiary doing business principally in the United Kingdom. TechTarget (HK) Limited is a subsidiary incorporated in Hong Kong in August 2010 in order to facilitate the Company’s activities in Asia-Pac. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
Reclassifications
          Certain amounts in the prior years’ financial statements have been reclassified to conform with the current year presentation.

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
          Event Sponsorships. Sponsorship revenue from events is recognized upon completion of the event in the period the event occurs. The majority of the Company’s events are free to qualified attendees; however, certain events are based on a paid attendee model. The Company recognizes revenue for paid attendee events upon completion of the event and receipt of payment from the attendee. Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue.
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
          The Company offers customers the ability to purchase integrated ROI program offerings, which can include any of its online media offerings packaged together to address the particular customer’s specific advertising requirements. As part of these offerings, the Company will guarantee a minimum number of qualified sales leads to be delivered over the course of the advertising campaign. Scheduled end dates of advertising campaigns are sometimes extended to satisfy lead guarantees or fulfill all elements of the advertising campaign based on various factors, including delayed receipt of advertising media collateral from the customer. The Company estimates the revenue reserve necessary to properly defer revenue recognition for extended advertising campaigns. These estimates are based on the Company’s experience in managing and fulfilling these integrated ROI program offerings. Historically, shortfalls in fulfilling lead guarantees before the scheduled completion date of an advertising campaign are satisfied within an average of 35 days of such scheduled completion date. These integrated ROI program offerings represented approximately 46% and 51% of online revenues, and 40% of total revenues for each of the three month periods ended September 30, 2010 and 2009, respectively, and approximately 46% and 47% of online revenues, and 39% of total revenues for each of the nine month periods ended September 30, 2010 and 2009.
          Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue.
Fair Value of Financial Instruments
          Financial instruments consist of cash and cash equivalents, short and long-term investments, accounts receivable and accounts payable. The carrying value of these instruments approximates their estimated fair values.
Long-lived Assets
          Long-lived assets consist primarily of property and equipment, goodwill and other intangible assets. A specifically identified intangible asset must be recorded as a separate asset from goodwill if either of the following two criteria is met: (1) the intangible asset acquired arises from contractual or other legal rights; or (2) the intangible asset is separable. Accordingly, intangible assets consist of specifically identified intangible assets. Goodwill is the excess of any purchase price over the estimated fair market value of net tangible assets acquired not allocated to specific intangible assets.
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
Internal Use Software and Website Development Costs
          The Company capitalizes costs incurred during the development of its website applications and infrastructure as well as certain costs relating to internal use software. The estimated useful life of costs capitalized is evaluated for each specific project. Capitalized internal use software and website development costs are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss shall be recognized only if the carrying amount of the asset is not recoverable and exceeds its fair value. The Company capitalized internal-use software and website development costs of $0.6 million and $0.5 million for the three months ended September 30, 2010 and 2009, respectively, and $1.6 million and $0.8 million for the nine months ended September 30, 2010 and 2009, respectively.
Deferred Rent
          Certain of the Company’s operating leases provide for an initial period of free rent as an inducement to enter into the lease agreement (rent holidays). The Company recognizes rent expense for rent holidays on a straight-line basis over the terms of the underlying leases, without regard to when rent payments are made. The difference between the rent paid and the amounts expensed for operating leases is recorded as “deferred rent”.
Income Taxes
          The Company’s deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. If required, a valuation allowance is established against net deferred tax assets if, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company recognizes any interest and penalties related to uncertain tax positions in income tax expense.

Stock-Based Compensation
          At September 30, 2010, the Company had two stock-based employee compensation plans which are more fully described in Note 11. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized in the Statement of Operations using the straight-line method over the vesting period of the award or using the accelerated method if the award is contingent upon performance goals. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock option awards.
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
Recent Accounting Pronouncements
          In September 2009, the Financial Accounting Standards Board (FASB) ratified Accounting Standards Update (ASU) 2009-13 (ASU 2009-13) (previously Emerging Issues Task Force (EITF) Issue No. 08-1, Revenue Arrangements with Multiple Deliverables (EITF 08-1)), which updates the existing multiple-element revenue arrangements guidance currently included in Accounting Standards Codification (ASC) 605-25. ASU 2009-13 will require companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. ASU 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. The Company will be adopting the new standard on January 1, 2011 and is currently evaluating the potential impact of the adoption of ASU 2009-13 on its consolidated results of operations and financial condition.
          In October 2009, the FASB issued Accounting Standards Update 2009-14, Certain Revenue Arrangements That Include Software Elements (ASU 2009-14). ASU 2009-14 amends guidance included within ASC Topic 985-605 to exclude tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. Entities that sell joint hardware and software products that meet this scope exception will be required to follow the guidance of ASU 2009-13. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted. The Company has determined that adopting the provisions of ASU 2009-14 will not impact its consolidated financial statements.
          In December 2009, the FASB issued Accounting Standards Update 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (ASU 2009-17). ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The new standard requires a number of new disclosures, including additional disclosures about the reporting entity’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity is required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. ASU 2009-17 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. The Company is currently evaluating the impact of adopting the provisions of ASU 2009-17.
          Accounting Standards Update 2009-05, Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value allows entities determining the fair value of a liability to use the perspective of an investor that holds the related obligation as an asset. The ASU is effective for interim and annual periods beginning after August 27, 2009, and applies to all fair value measurements of liabilities required by GAAP. Additionally, effective January 1, 2010, the Company adopted ASU 2010-06, Improving Disclosures about Fair Value Measurements, which requires additional disclosures regarding assets and liabilities measured at fair value. The adoption of these requirements did not have a material impact on the Company’s consolidated financial statements.
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
          The fair value hierarchy of the Company’s financial assets and liabilities carried at fair value and measured on a recurring basis is as follows:

		Fair Value Measurements at Reporting
		Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
		(Unaudited)
Money market funds(1)	$13,761	$13,761	$—	$—
Short-term investments	42,877	—	42,877	—
Long-term investments	18,177	—	18,177	—

Total	$74,815	$13,761	$61,054	$—

		Fair Value Measurements at Reporting
		Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Money market funds(1)	$6,271	$6,271	$—	$—
Short-term investments	50,496	—	50,496	—
Long-term investments	11,177	—	11,177	—

Total	$67,944	$6,271	$61,673	$—

(1)	Included in cash and cash equivalents on the accompanying consolidated balance sheet.

4. Cash, Cash Equivalents and Investments
          Cash and cash equivalents consist of highly liquid investments with maturities of three months or less at date of purchase. Cash equivalents are carried at cost, which approximates their fair market value. Cash and cash equivalents consisted of the following:

	September 30,	December 31,
	2010	2009
	(Unaudited)
Cash	$10,049	$14,613
Money market funds	13,761	6,271

Total cash and cash equivalents	$23,810	$20,884

          The Company’s short and long-term investments are accounted for as available for sale securities. These investments are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive (loss) income, a component of stockholders’ equity, net of tax. The unrealized (loss) gain, net of taxes, was $(66) and $6 as of September 30, 2010 and December 31, 2009, respectively. Realized gains and losses on the sale of these investments are determined using the specific identification method. There were no realized gains during the three and nine months ended September 30, 2010 or during the three months ended September 30, 2009. Realized gains totaled $17 in the nine months ended September 30, 2009.
          Short and long-term investments consisted of the following:

	September 30, 2010
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
		(Unaudited)
Short and long-term investments:
Government agency bonds	$15,055	$9	$(3)	$15,061
Municipal bonds	46,105	7	(119)	45,993

Total short and long-term investments	$61,160	$16	$(122)	$61,054

	December 31, 2009
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short and long-term investments:
Government agency bonds	$8,168	$—	$(9)	$8,159
Municipal bonds	53,495	42	(23)	53,514

Total short and long-term investments	$61,663	$42	$(32)	$61,673

          The Company had 24 debt securities in an unrealized loss position at September 30, 2010. All of these securities have been in such a position for less than 12 months. The unrealized loss on those securities was approximately $0.1 million and the fair value was $31.6 million. As of September 30, 2010, the Company does not consider these investments to be other-than-temporarily impaired.
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
6. Intangible Assets
          Intangible assets subject to amortization as of September 30, 2010 and December 31, 2009 consist of the following:

		As of September 30, 2010
	Estimated	Gross
	Useful Lives	Carrying	Accumulated
	(Years)	Amount	Amortization	Net
			(Unaudited)
Customer, affiliate and advertiser relationships	1 — 9	$12,249	$(7,119)	$5,130
Developed websites, technology and patents	3 — 6	5,400	(3,075)	2,325
Trademark, trade name and domain name	1 — 7	2,373	(1,457)	916
Proprietary user information database and Internet traffic	3 — 5	5,340	(3,099)	2,241
Non-compete agreements	1 — 3	1,513	(1,284)	229

Total intangible assets		$26,875	$(16,034)	$10,841

		As of December 31, 2009
	Estimated	Gross
	Useful Lives	Carrying	Accumulated
	(Years)	Amount	Amortization	Net
Customer, affiliate and advertiser relationships	1 — 9	$11,508	$(5,619)	$5,889
Developed websites, technology and patents	3 — 6	5,400	(2,400)	3,000
Trademark, trade name and domain name	1 — 7	2,179	(1,261)	918
Proprietary user information database and Internet traffic	3 — 5	4,750	(2,257)	2,493
Non-compete agreements	1 — 3	1,323	(1,095)	228

Total intangible assets		$25,160	$(12,632)	$12,528

          Intangible assets are amortized over their estimated useful lives, which range from one to nine years, using methods of amortization that are expected to reflect the estimated pattern of economic use. The remaining amortization expense will be recognized over a weighted-average period of approximately 2.4 years. Amortization expense was $1.1 million and $1.2 million for the three months ended September 30, 2010 and 2009, respectively, and $3.4 million and $3.6 million for the nine months ended September 30, 2010 and 2009, respectively.

          The Company expects amortization expense of intangible assets to be as follows:

Amortization
Years Ending December 31:	Expense
2010 (October 1st — December 31st)	$1,088
2011	3,562
2012	2,798
2013	1,298
2014	934
Thereafter	1,161

$10,841

7. Net Loss Per Common Share
          A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(Unaudited)
Numerator:
Net loss	$(612)	$(1,438)	$(2,506)	$(4,289)

Denominator:
Basic:
Weighted average shares of common stock outstanding	43,209,433	41,811,821	42,877,631	41,775,152

Diluted:
Weighted average shares of common stock outstanding	42,209,433	41,811,821	42,877,631	41,775,152
Effect of potentially dilutive shares(1)	—	—	—	—

Total weighted average shares of common stock outstanding	43,209,433	41,811,821	42,877,631	41,775,152

Net Loss Per Common Share:
Basic and diluted net loss per common share	$(0.01)	$(0.03)	$(0.06)	$(0.10)

(1)	In calculating diluted earnings per share, shares related to outstanding stock options, unvested restricted stock awards and warrants were excluded for the three months ended September 30, 2010 and 2009 and the nine months ended September 30, 2010 and 2009 because they were anti-dilutive.
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
          The Revolving Credit Facility matures on August 30, 2011. Unless earlier payment is required by an event of default, all principal and unpaid interest will be due and payable on August 30, 2011. At the Company’s option, the Revolving Credit Facility bears interest at either the Prime Rate less 1.00% or the London Interbank Offered Rate (LIBOR) plus the applicable LIBOR margin. The applicable LIBOR margin is based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters. As of September 30, 2010, the applicable LIBOR margin, which was the operative rate during the quarter ended September 30, 2010, was 1.25%.
          The Company is also required to pay an unused line fee on the daily unused amount of its Revolving Credit

Facility at a per annum rate based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters. As of September 30, 2010, unused availability under the Revolving Credit Facility totaled $3.5 million and the per annum unused line fee rate was 0.20%.
     Borrowings under the Credit Agreement are collateralized by a security interest in substantially all assets of the Company. Covenants governing the Credit Agreement include the maintenance of certain financial ratios. At September 30, 2010 the Company was in compliance with all covenants under the Credit Agreement.
     At September 30, 2010 and December 31, 2009 there were no amounts outstanding under this revolving loan agreement. There was a $1.5 million standby letter of credit related to the Company’s corporate headquarters lease that was outstanding at September 30, 2010, bringing our available borrowings on the $5.0 million facility to $3.5 million.
9. Commitments and Contingencies
Operating Leases
     The Company conducts its operations in leased office facilities under various non-cancelable operating lease agreements that expire through March 2020. Future minimum lease payments under the Company’s non-cancelable operating leases at September 30, 2010, net of minimum sublease rental payments of $0.1 million, are as follows:

Minimum Lease
Years Ending December 31:	Payments
(Unaudited)
2010 (October 1st – December 31st)	$234
2011	3,050
2012	3,450
2013	2,874
2014	2,890
Thereafter	15,623

$28,121

     The Company has an irrevocable standby letter of credit outstanding in the aggregate amount of $1.5 million. This letter of credit supports the lease the Company entered into in 2009 for its corporate headquarters. This letter of credit extends annually through February 28, 2020 unless notification of termination is received.
Net Worth Tax Contingency
     In late March 2010, the Company received a letter from the Department of Revenue of the Commonwealth of Massachusetts (the MA DOR) requesting documentation demonstrating that TechTarget Securities Corporation (TSC), a wholly-owned subsidiary of the Company, has been classified by the MA DOR as a Massachusetts security corporation. Based on recent correspondence with the MA DOR, it is the Company’s current expectation that it is probable that the MA DOR will require an adjustment to correct TSC’s tax filings such that it will be treated as a Massachusetts business corporation for the applicable years. The tax benefits available to a Massachusetts security corporation are comprised of (i) lower income tax rate (1.32% vs. 9.5%) and (ii) exemption from the 0.26% excise tax on net worth. The Company believes that if this matter is not settled, it has meritorious defenses which it intends to vigorously assert. See note 13 for further discussion.
Litigation
     From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At September 30, 2010 and December 31, 2009, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

10. Comprehensive Income (Loss)
     Comprehensive loss includes all changes in equity during a period, except those resulting from investments by stockholders and distributions to stockholders. For the three and nine months ended September 30, 2010 and 2009 the Company’s comprehensive income (loss) is as follows:

	For the		For the
	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(Unaudited)
Net loss	$(612)	$(1,438)	$(2,506)	$(4,289)
Other comprehensive loss:
Change in fair value of cash flow hedge (net of tax effect of $0 for all periods)	—	16	—	70
Unrealized gain (loss) on investments (net of tax effect of $(13), $(26), $(44) and $19, respectively)	(27)	(40)	(72)	31
Unrealized gain (loss) on foreign currency exchange (net of tax effect of $0 for all periods)	3	(6)	(3)	12

Total other comprehensive loss	$(636)	$(1,468)	$(2,581)	$(4,176)

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
     In April 2007, the Board approved the 2007 Stock Option and Incentive Plan (the 2007 Plan), which was approved by the stockholders and became effective upon the consummation of the Company’s IPO in May 2007. Effective upon the consummation of the IPO, no further awards were made pursuant to the 1999 Plan, but any outstanding awards under the 1999 Plan will remain in effect and will continue to be subject to the terms of the 1999 Plan. The 2007 Plan allows the Company to grant ISOs, NSOs, stock appreciation rights, deferred stock awards, restricted stock and other awards. Under the 2007 Plan, stock options may not be granted at less than fair market value on the date of grant, and grants generally vest over a four year period. Stock options granted under the 2007 Plan expire no later than ten years after the grant date. The Company has reserved for issuance an aggregate of 2,911,667 shares of common stock under the 2007 Plan plus an additional annual increase to be added automatically on January 1 of each year, beginning on January 1, 2008, equal to the lesser of (a) 2% of the outstanding number of shares of common stock (on a fully-diluted basis) on the immediately preceding December 31 and (b) such lower number of shares as may be determined by the Company’s compensation committee. The number of shares available for issuance under the 2007 Plan is subject to adjustment in the event of a stock split, stock dividend or other change in capitalization. Generally, shares that are forfeited or canceled from awards under the 2007 Plan also will be available for future awards. In addition, shares subject to stock options returned to the 1999 Plan, as a result of their expiration, cancellation or termination, are automatically made available for issuance under the 2007 Plan. As of September 30, 2010 a total of 1,272,068 shares were available for grant under the 2007 Plan.

Accounting for Stock-Based Compensation
     The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The Company calculated the fair values of the options granted using the following estimated weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(Unaudited)
Expected volatility	*	79%	78%	75%—79%
Expected term	*	6.25 years	6.25 years	6.25 years
Risk-free interest rate	*	2.89%	2.85%	2.21—2.89%
Expected dividend yield	*	0.00%	0.00%	0.00%
Weighted-average grant date fair value per share	*	$4.49	$3.89	$2.23

*	The Company did not grant any stock option awards during the three months ended September 30, 2010.
     As there was no public market for the Company’s common stock prior to the Company’s IPO in May 2007, and limited historical information on the volatility of its common stock since the date of the Company’s IPO, the Company determined the volatility for options granted in the nine months ended September 30, 2010 and 2009 based on an analysis of the historical volatility of the Company’s stock and reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using a weighted average of the historical volatility of the Company’s stock and the peer group of companies for a period equal to the expected life of the option. The expected life of options has been determined utilizing the “simplified” method. The risk-free interest rate is based on a zero coupon United States treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero. The Company applied an estimated annual forfeiture rate based on its historical forfeiture experience of 2.00% in determining the expense recorded in the nine months ended September 30, 2010 and 2009.
     A summary of the stock option activity under the Company’s stock option plan for the nine months ended September 30, 2010 is presented below:

		Weighted-	Weighted-
		Average	Average
	Options	Exercise Price	Remaining Contractual
Year-to-Date Activity	Outstanding	Per Share	Term in Years	Aggregate Intrinsic Value
		(Unaudited)
Options outstanding at December 31, 2009	7,916,879	$6.40
Granted	20,000	5.57
Exercised	(233,143)	2.84
Forfeited	(181,731)	6.79
Cancelled	(427,887)	7.78

Options outstanding at September 30, 2010	7,094,118	$6.42	5.7	$4,460

Options exercisable at September 30, 2010	5,720,545	$6.40	5.0	$4,251

Options vested or expected to vest at September 30, 2010 (1)	7,023,419	$6.43	5.8	$4,451

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.
     During the nine months ended September 30, 2010 and 2009, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $631 and $1.5 million, respectively, and the total amount of cash received from exercise of these options was $663 and $125, respectively. The total grant date fair value of stock options granted after January 1, 2006 that vested during the nine months ended September 30, 2010 and 2009 was $4.2 million and $4.0 million, respectively.
     Unrecognized stock-based compensation expense of non-vested stock options of $5.8 million is expected to be recognized using the straight-line method over a weighted-average period of 1.3 years.

Restricted Stock Awards
     Restricted stock awards are valued at the market price of a share of the Company’s common stock on the date of grant. A summary of the restricted stock award activity under the 2007 Stock Plan for the nine months ended September 30, 2010 is presented below:

		Weighted-
		Average
		Grant Date
		Fair Value	Aggregate Intrinsic
Year-to-Date Activity	Shares	Per Share	Value
		(Unaudited)
Nonvested outstanding at December 31, 2009	2,216,900	$5.37
Granted	706,783	5.82
Vested	(824,283)	4.22
Forfeited	(22,499)	14.16

Nonvested outstanding at September 30, 2010	2,076,901	$5.89	$10,904

     The total grant-date fair value of restricted stock awards that vested during the nine months ended September 30, 2010 and 2009 was $3.5 million and $25, respectively.
     Unrecognized stock-based compensation expense of non-vested restricted stock awards of $6.9 million is expected to be recognized over a weighted-average period of 1.2 years.
12. Stockholders’ Equity
Warrants
     In connection with an acquisition in May 2000, the Company issued to the seller a warrant to purchase 40,625 shares of common stock at a price of $2.36 per share. The balance of the unexercised portion of the warrant expired in the second quarter of 2010.
Reserved Common Stock
     As of September 30, 2010, the Company has reserved 11,098,087 shares of common stock for options outstanding and available for grant under stock option plans.
13. Income Taxes
     In late March 2010, the Company received a letter from the Department of Revenue of the Commonwealth of Massachusetts (the MA DOR) requesting documentation demonstrating that TechTarget Securities Corporation (TSC), a wholly-owned subsidiary of the Company, has been classified by the MA DOR as a Massachusetts security corporation. Based on recent correspondence with the MA DOR, it is the Company’s current expectation that it is more likely than not that the MA DOR will require an adjustment to correct TSC’s tax filings such that it will be treated as a Massachusetts business corporation for the applicable years. The tax benefits available to a Massachusetts security corporation are comprised of (i) lower income tax rate (1.32% vs. 9.5%) and (ii) exemption from the 0.26% excise tax on net worth. In the quarters ended March 31, 2010 and September 30, 2010, the Company recorded tax reserves for approximately $0.3 million and $0.1 million, respectively, for the potential state income tax liability arising from the difference between the tax rates applicable to security corporations and business corporations in Massachusetts. Based on recent discussions with representatives of the MA DOR, management has concluded that it is now probable that the Company has a liability for some portion of the net worth tax due if the Company were to be taxed as a business corporation. As such, in the quarter ended September 30, 2010, the Company recorded a liability of approximately $0.2 million representing their best estimate of the potential net worth tax exposure. The Company believes that if this matter is not settled, it has meritorious defenses which it intends to vigorously assert.
     The Company may from time to time be assessed interest or penalties by major tax jurisdictions. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Company recognized interest and penalties totaling $19 and $5 in the nine months ended September 30, 2010 and September 30, 2009, respectively.
     Tax years 2006 through 2009 are subject to examination by the federal and state taxing authorities. The Internal Revenue Service completed an audit of the Company’s 2006 tax return without identifying any material adjustments.

There are no other income tax examinations currently in process with the exception of the matter noted above related to the MA DOR.
     The Company’s effective tax rate was (81)% and 6% for the nine months ended September 30, 2010 and 2009, respectively. The Company’s effective tax rate excluding the $0.4 million adjustment related to the uncertain income tax position was (54)% and 6% for the nine months ended September 30, 2010 and 2009, respectively. The change in the Company’s effective tax rate excluding the adjustment for the uncertain tax positions is primarily due to nondeductible stock-based compensation of $3.3 million and $3.2 million for the nine months ended September 30, 2010 and 2009, respectively.
14. Segment Information
     The Company views its operations and manages its business as one operating segment based on factors such as how the Company manages its operations and how its executive management team reviews results and makes decisions on how to allocate resources and assess performance.
     Geographic Data
     Net sales to unaffiliated customers by geographic area were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
		(Unaudited)
North America	$20,913	$22,202	$64,675	$60,890
International	1,088	854	3,442	2,375

Total	$22,001	$23,056	$68,117	$63,265

15. Subsequent Event
     Definitive Agreement to Obtain Operating Control of Keji Wangtuo Information Technology Co., Ltd.
     Pursuant to a definitive agreement dated October 1, 2010 the Company completed a transaction as a result of which it obtained operating control of Beijing-based Keji Wangtuo Information Technology Co. Ltd., an existing TechTarget partner that runs Chinese-language versions of some of the Company’s websites. The Company does not believe that this transaction will have a material impact on the Company’s consolidated financial statements.
     Tender Offer to Purchase Shares
     On November 9, 2010, the Company commenced a tender offer to purchase up to 10 million shares of its common stock at a price of $6.00 per share. The number of shares proposed to be purchased in the tender offer represents approximately 23.5% of the approximately 42.6 million shares of TechTarget’s common stock currently issued and outstanding. On November 5, 2010, the last full trading day prior to the announcement of the Company’s intention to make the tender offer, the last reported sale price of the Company’s common stock was $5.13 per share.
     The Company will pay for the shares tendered in the tender offer from cash and cash equivalents on hand. If the Company purchases more than approximately 6.7 million shares in the tender offer, then, following the closing of the tender offer and payment for the shares tendered in the offer, the Company expects to evaluate a possible debt financing. The Company believes that, if it pursues such a debt financing, it would be able to obtain up to $20 million of debt on commercially reasonable terms, though there can be no guarantee that the Company will be able to consummate a debt financing.

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
     On November 9, 2009, we filed a Form 8-K disclosing that we were delaying the filing of our Quarterly Report on Form 10-Q for the third quarter of 2009. We further disclosed that we had identified an improper accounting practice relating to certain customer credits that were improperly eliminated as liabilities on our balance sheet. As a result, the Audit Committee conducted an investigation and concluded that there were certain errors in our previously reported financial statements.
     To correct the customer credit errors, we recorded a net adjustment which increased accounts payable by $1.0 million and decreased income before provision for income taxes by $1.0 million during the quarter ended September 30, 2009. The aggregate net adjustment accumulated over several years and included $57,000 from 2004 to 2006, $0.4 million from 2007, $0.6 million from 2008 and ($13,000) from the nine months ended September 30, 2009.
     We also corrected an error totaling $1.1 million during the third quarter of 2009 related to stock-based compensation expense that should have been recorded in the first and second quarters of 2009. The additional stock-based compensation expense related to 1,925,000 restricted stock awards granted during the first quarter of 2009. The vesting for the restricted stock awards was contingent upon us achieving an annual financial performance goal. The stock-based compensation expense related to the restricted stock awards was initially recognized on a straight-line basis over the vesting period but should have been recognized using the accelerated attribution method.

     We assessed the materiality of these errors, both quantitatively and qualitatively, and concluded that the adjustments were not material to the prior annual financial statements or to the interim financial statements for 2009. As a result, we recorded the correction of the errors in the quarter ended September 30, 2009.
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
     Online. The majority of our revenue is derived from the delivery of our online offerings. Online revenue represented approximately 86% and 79% of total revenues for the three months ended September 30, 2010 and 2009, respectively, and approximately 85% and 83% of total revenues for the nine months ended September 30, 2010 and 2009, respectively. We expect the majority of our revenues to be derived through the delivery of online offerings for the foreseeable future. As a result of our customers’ advertising objectives and preferences, the specific allocation of online advertising offerings sold and delivered by us, on a period by period basis, can fluctuate.
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
     Events. Events revenue represented approximately 14% and 21% of total revenues for the three months ended September 30, 2010 and 2009, respectively, and approximately 15% and 17% of total revenues for the nine months ended September 30, 2010 and 2009, respectively. Most of our media groups operate revenue generating events. The majority of our events are free to IT professionals and are sponsored by IT vendors. Attendees are pre-screened based on event-specific criteria such as sector-specific budget size, company size, or job title. We offer three types of events: multi-day conferences, single-day seminars and custom events. Multi-day conferences provide independent expert content for our attendees and allow vendors to purchase exhibit space and other sponsorship offerings that enable interaction with the attendees. We also hold single-day seminars on various topics in major cities. These seminars provide independent content on key sub-topics in the sectors we serve, are free to qualified attendees, and offer multiple vendors the ability to interact with specific, targeted audiences actively focused on buying decisions. Our custom events differ from our conferences and seminars in that they are exclusively sponsored by a single IT vendor, and the content is driven primarily by the sole sponsor.
Cost of Revenues, Operating Expenses and Other
     Expenses consist of cost of revenues, selling and marketing, product development, general and administrative, depreciation, and amortization expenses. Personnel-related costs are a significant component of most of these expense categories except for depreciation and amortization.
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

     Interest Income (Expense), Net. Interest income (expense), net consists primarily of interest income earned on cash, cash equivalents and short and long term investments less interest expense incurred on bank term loan balances. We paid off the remaining balance of the term loan in December 2009. We historically have invested our cash in money market accounts, municipal bonds and government agency bonds.
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
     Event Sponsorships. We sell our events separately from our other service offerings, and recognize sponsorship revenue from events in the period in which the event occurs. The majority of our events are free to qualified attendees; however, certain events are based on a paid attendee model. We recognize revenue for paid attendee events upon completion of the event and receipt of payment from the attendee. Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue.
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
     We offer customers the ability to purchase integrated ROI program offerings, which can include any of our online media offerings packaged together to address the particular customer’s specific advertising requirements. As part of these offerings, we will guarantee a minimum number of qualified sales leads to be delivered over the course of the advertising campaign. We sometimes extend the scheduled end date of advertising campaigns to satisfy lead guarantees or to fulfill all elements of the campaign based on various factors, including delayed receipt of advertising media collateral from the customer. We estimate the revenue reserve necessary to properly defer revenue recognition for extended advertising campaigns. These estimates are based on our experience in managing and fulfilling these integrated ROI program offerings. Historically, shortfalls in fulfilling lead guarantees before the scheduled completion date of an advertising campaign are satisfied within an average of 35 days of such scheduled completion date. These integrated ROI program offerings represented approximately 46% and 51% of online revenues, and 40% of total revenues for each of the three month periods ended September 30, 2010 and 2009, respectively, and approximately 46% and 47% of online revenues and 39% of total revenues for each of the nine month periods ended September 30, 2010 and 2009, respectively.
     Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue.
Long-Lived Assets
     Our long-lived assets consist primarily of property and equipment, goodwill and other intangible assets. Goodwill and other intangible assets have arisen principally from our acquisitions. The amount assigned to intangible assets is subjective and based on our estimates of the future benefit of the intangible assets using accepted valuation techniques, such as discounted cash flow and replacement cost models. Our long-lived assets, other than goodwill, are amortized over their estimated useful lives, which we determined based on the consideration of several factors including the period of time the asset is expected to remain in service. Intangible assets are amortized over their estimated useful lives, which range from one to nine years, using methods of amortization that are expected to reflect the estimated pattern of economic use. We evaluate the carrying value and remaining useful lives of long-lived assets, other than goodwill, whenever indicators of impairment are present. We evaluate the carrying value of goodwill annually, and whenever indicators of impairment are present. We use a discounted cash flow approach to determine the fair value of goodwill.
Fair Value of Financial Instruments
     Financial instruments consist of cash and cash equivalents, short-term and long-term investments, accounts receivable and accounts payable. The carrying value of these instruments approximates their estimated fair values.
Allowance for Doubtful Accounts
     We offset gross trade accounts receivable with an allowance for doubtful accounts. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review our allowance for doubtful accounts on a regular basis, and all past due balances are reviewed individually for collectability. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions for allowance for doubtful accounts are recorded in general and administrative expense. If our historical collection experience does not reflect our future ability to collect outstanding accounts receivable, our future provision for doubtful accounts could be materially affected. To date, we have not incurred any write-offs of accounts receivable significantly different than the amounts reserved. The allowance for doubtful accounts was $0.5 million at September 30, 2010 and December 31, 2009.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
		(Unaudited)
Expected volatility	*	79%	78%	75%—79%
Expected term	*	6.25 years	6.25 years	6.25 years
Risk-free interest rate	*	2.89%	2.85%	2.21%—2.89%
Expected dividend yield	*	0.00%	0.00%	0.00%
Weighted-average grant date fair value per share	*	$4.49	$3.89	$2.23

*	We did not grant any stock option awards during the three months ended September 30, 2010.
     As there was no public market for our common stock prior to our initial public offering in May 2007, and there has been limited historical information on the volatility of our common stock since the date of our initial public offering, we determined the volatility for options granted in the nine months ended September 30, 2010 and 2009 based on an analysis of the historical volatility of our stock and reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using a weighted average of the historical volatility of our stock and the peer group of companies for a period equal to the expected life of the option. The risk-free interest rate is based on a zero coupon United States treasury instrument whose term is consistent with the expected life of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. We applied an estimated annual forfeiture rate based on our historical forfeiture experience of 2.0% in determining the expense recorded in the nine months ended September 30, 2010 and 2009.
Internal-Use Software and Website Development Costs
     We capitalize costs of materials, consultants and compensation and related expenses of employees who devote time to the development of internal-use software and website applications and infrastructure involving developing software to operate our websites. However, we expense as incurred website development costs for new features and functionalities since it is not probable that they will result in additional functionality until they are both developed and tested with confirmation that they are more effective than the current set of features and functionalities on our websites. Our judgment is required in determining the point at which various projects enter the states at which costs may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized, which is generally three years. To the extent that we change the manner in which we develop and test new features and functionalities related to our websites, assess the ongoing value of capitalized assets or determine the estimated useful lives over which the costs are amortized, the amount of website development costs we capitalize and amortize in future periods would be impacted. We review capitalized internal use software and website development costs for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We would recognize an impairment loss only if the carrying amount of the asset is not recoverable and exceeds its fair value. We capitalized internal-use software and website development costs of $0.6 million and $0.5 million for the three months ended September 30, 2010 and 2009, respectively, and $1.6 million and $0.8 million for the nine months ended September 30, 2010 and 2009, respectively.
Deferred Rent
     Certain of our operating leases provide for an initial period of free rent as an inducement to enter into the lease agreement (rent holidays). We recognize rent expense for rent holidays on a straight-line basis over the terms of the underlying leases, without regard to when rent payments are made. The difference between the rent paid and the amounts expensed for operating leases is recorded as “deferred rent”.
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
Results of Operations
     The following table sets forth our results of operations for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2010		2009		2010		2009
	(Unaudited)
	($ in thousands)
Revenues:
Online	$18,878	86%	$18,191	79%	$58,065	85%	$52,274	83%
Events	3,123	14	4,865	21	10,052	15	10,991	17

Total revenues	22,001	100	23,056	100	68,117	100	63,265	100
Cost of revenues:
Online	4,574	21	4,789	21	13,902	20	14,445	23
Events	1,084	5	1,741	7	3,250	5	4,277	7

Total cost of revenues	5,658	26	6,530	28	17,152	25	18,722	30

Gross profit	16,343	74	16,526	72	50,965	75	44,543	70
Operating expenses:
Selling and marketing	8,568	39	9,157	40	26,472	39	24,696	39
Product development	1,947	9	2,276	10	6,153	9	6,551	10
General and administrative	4,535	21	4,973	22	14,834	22	12,956	20
Depreciation	592	3	510	2	1,759	2	1,544	3
Amortization of intangible assets	1,126	5	1,166	5	3,401	5	3,562	6

Total operating expenses	16,768	77	18,082	78	52,619	77	49,309	78

Operating loss	(425)	(2)	(1,556)	(7)	(1,654)	(2)	(4,766)	(8)
Interest income, net	79	*	130	1	270	*	194	1

Loss before provision for (benefit from) income taxes	(346)	(2)	(1,426)	(6)	(1,384)	(2)	(4,572)	(7)
Provision for (benefit from) income taxes	266	1	12	—	1,122	2	(283)	—

Net loss	$(612)	(3)%	$(1,438)	(6)%	$(2,506)	(4)%	$(4,289)	(7)%

Comparison of Three Months Ended September 30, 2010 and 2009
     Revenues

	Three Months Ended September 30,
			Increase	Percent
	2010	2009	(Decrease)	Change
		(Unaudited)
		($ in thousands)
Revenues:
Online	$18,878	$18,191	$687	4%
Events	3,123	4,865	(1,742)	(36)

Total revenues	$22,001	$23,056	$(1,055)	(5)%

     Online. The increase in online revenue was primarily attributable to a $0.5 million increase in branding revenue due primarily to an increase in banner sales volume. Lead generation offerings increased by $0.2 million, primarily due to sponsorship and white paper sales volumes, offset in part by a decrease in webcast revenues. These increases were partially offset by a $0.4 million decrease in third party revenue. The change in online revenues also includes an increase of $0.2 million related to a 2009 adjustment to correct accounts payable related to customer credit errors by reducing revenue in the third quarter of 2009.
     Events. The decrease in events revenue was primarily attributable to a $1.2 million decrease in conference and attendee revenues, caused in part by the timing of the BriForum event, which was held in the third quarter of 2009 and the second quarter of 2010. Seminar series events revenue is also down by $0.4 million. These decreases are offset in part by an increase in our custom events due to the formation of our custom events group, which has increased our custom events volume.
     Cost of Revenues and Gross Profit

	Three Months Ended September 30,
			Increase	Percent
	2010	2009	(Decrease)	Change
		(Unaudited)
		($ in thousands)
Cost of revenues:
Online	$4,574	$4,789	$(215)	(4)%
Events	1,084	1,741	(657)	(38)

Total cost of revenues	$5,658	$6,530	$(872)	(13)%

Gross profit	$16,343	$16,526	$(183)	(1)%

Gross profit percentage	74%	72%
     Cost of Online Revenues. The decrease in cost of online revenues was primarily attributable to a $0.4 million decrease in member acquisition expenses, primarily related to keyword purchases, and $0.1 million decreases in both payroll-related and stock-based compensation expense, partially offset by a $0.4 million increase in hosting and production costs.
     Cost of Events Revenues. The decrease in cost of events revenues was primarily attributable to the decreased conference and seminar revenues and a $0.2 million decrease in payroll-related costs.
     Gross Profit. Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. Gross margin for the third quarter of 2010 was 74% as compared to 72% for the same period of 2009. The increase in online gross profit was $0.9 million, primarily attributable to the increase in online revenue as well as a decrease in member acquisition expenses as compared to the third quarter of 2009. Events gross profit decreased by $1.1 million, primarily as a result of the lower events revenues. Because the majority of our costs are labor-related, we expect our gross profit to fluctuate from period to period depending on the total revenues for the period as well as the relative contribution of online and events revenues to our total revenues.

Operating Expenses and Other

	Three Months Ended September 30,
			Increase	Percent
	2010	2009	(Decrease)	Change
		(Unaudited)
		($ in thousands)
Operating expenses:
Selling and marketing	$8,568	$9,157	$(589)	(6)%
Product development	1,947	2,276	(329)	(14)
General and administrative	4,535	4,973	(438)	(9)
Depreciation	592	510	82	16
Amortization of intangible assets	1,126	1,166	(40)	(3)

Total operating expenses	$16,768	$18,082	$(1,314)	(7)%

Interest income, net	$79	$130	$(51)	(39)%

Provision for income taxes	$266	$12	$254	2117%

     Selling and Marketing. The decrease in selling and marketing expense was primarily attributable to correcting entries that were recorded in the third quarter of 2009. These corrections consisted of a $0.5 million increase in stock-based compensation recorded in the third quarter of 2009 that should have been recorded in the first and second quarters of 2009 and a $0.4 million increase as a result of customer credit errors recorded in accounts payable. After taking out the effects of these accounting adjustments in 2009, the run rate selling and marketing expenses actually increased $0.4 million due to a $0.2 million increase in stock-based compensation and a $0.2 million increase in payroll related costs as a result of increased headcount, primarily due to international expansion.
     Product Development. The decrease in product development expense was primarily due to a reduction in payroll related costs. Additionally, 2009 results included an adjustment that increased product development expense by $0.1 million as a result of a correction of accounts payable related to customer credit errors.
     General and Administrative. The decrease in general and administrative expense was primarily attributable to accounting corrections made in the third quarter of 2009 that consisted of a $0.6 million increase in stock-based compensation and a $0.2 million increase as a result of customer credit errors recorded in accounts payable. After taking out the effects of these accounting adjustments in 2009 the run rate general and administrative expenses increased by $0.3 million. This increase was due to a $0.2 million accrual recorded for potential net worth tax liabilities, a $0.2 million increase in variable compensation, a $0.1 million increase in legal expenses related to acquisitions, a $0.2 million increase in payroll related expenses due to the hiring of certain key finance personnel and $0.1 million in facilities charges primarily related to the move into our new corporate headquarters on March 1, 2010. These increased expenses are offset in part by a $0.6 million decrease in stock-based compensation.
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
     Interest Income, Net. The decrease in interest income, net reflects a decrease in yield rates from the third quarter of 2009.
     Provision for Income Taxes. The provision for income taxes for the three months ended September 30, 2010 includes an adjustment of $0.1 million for an uncertain income tax position related to the classification of TechTarget Securities Corporation as a Massachusetts security corporation. Our effective tax rate excluding the adjustment was (47)% and (1)% for the three months ended September 30, 2010 and 2009, respectively. The change in our effective tax rate excluding the adjustment for the uncertain tax position is primarily due to nondeductible stock-based compensation of $0.9 million and $1.0 million for the three months ended September 30, 2010 and 2009, respectively.

Comparison of Nine Months Ended September 30, 2010 and 2009
Revenues

	Nine Months Ended September 30,
			Increase	Percent
	2010	2009	(Decrease)	Change
		(Unaudited)
		($ in thousands)
Revenues:
Online	$58,065	$52,274	$5,791	11%
Events	10,052	10,991	(939)	(9)

Total revenues	$68,117	$63,265	$4,852	8%

     Online. The increase in online revenue was primarily attributable to a $4.3 million increase in revenue from lead generation offerings due primarily to an increase in white paper and sponsorship sales volumes. Additionally, branding revenue increased $2.7 million primarily due to an increase in banner sales volume. These increases were partially offset by a $1.0 million decrease in third party revenue. The change in online revenues also includes an increase of $0.2 million related to a 2009 adjustment to correct accounts payable related to customer credit errors.
     Events. The decrease in events revenue was primarily attributable to a $1.2 million decrease in conference revenues and a $0.5 million decrease in seminar revenues, partially offset by a $1.4 million increase in our custom events revenues due to the continued efforts of our newly formed custom events group, which has increased our custom events volume.
Cost of Revenues and Gross Profit

	Nine Months Ended September 30,
			Increase	Percent
	2010	2009	(Decrease)	Change
		(Unaudited)
		($ in thousands)
Cost of revenues:
Online	$13,902	$14,445	$(543)	(4)%
Events	3,250	4,277	(1,027)	(24)

Total cost of revenues	$17,152	$18,722	$(1,570)	(8)%

Gross profit	$50,965	$44,543	$6,422	14%

Gross profit percentage	75%	70%
     Cost of Online Revenues. The decrease in cost of online revenue was primarily attributable to a $1.0 million decrease in member acquisition expenses, primarily related to keyword purchases, and a $0.3 million decrease in stock-based compensation expense, partially offset by a $0.7 million increase in hosting and production costs.
     Cost of Events Revenues. The decrease in cost of events revenue was primarily attributable to a decrease in conference and seminar series costs due to the decreased revenues and a $0.5 million decrease in payroll-related costs, offset in part by an increase in custom event costs.
     Gross Profit. Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. Gross margin for the first nine months of 2010 was 75% as compared to 70% for the same period of 2009. The increase in online gross profit was $6.3 million, primarily attributable to the increase in online revenue as well as a decrease in member acquisition expenses. Events gross profit was flat, primarily as a result of a higher proportion of our events revenues coming from higher margin custom events in the first nine months of 2010 and a reduction in costs due to reduced headcount, offset in part by lower overall events revenues. Because the majority of our costs are labor-related, we expect our gross profit to fluctuate from period to period depending on the total revenues for the period as well as the relative contribution of online and events revenue to our total revenues.

Operating Expenses and Other

	Nine Months Ended September 30,
			Increase	Percent
	2010	2009	(Decrease)	Change
		(Unaudited)
		($ in thousands)
Operating expenses:
Selling and marketing	$26,472	$24,696	$1,776	7%
Product development	6,153	6,551	(398)	(6)
General and administrative	14,834	12,956	1,878	14
Depreciation	1,759	1,544	215	14
Amortization of intangible assets	3,401	3,562	(161)	(5)

Total operating expenses	$52,619	$49,309	$3,310	7%

Interest income, net	$270	$194	$76	39%

Provision for (benefit from) income taxes	$1,122	$(283)	$1,405	(496)%

     Selling and Marketing. The increase in selling and marketing expense was primarily attributable to a $1.1 million increase in payroll related costs due to an increase in headcount, primarily due to international expansion, a $0.9 million increase in incentive compensation related to the increase in online revenue, and a $0.4 million increase in stock-based compensation. The effects of these increases were offset in part by an adjustment that increased sales and marketing expense in 2009 by $0.4 million as a result of a correction of accounts payable related to customer credit errors.
     Product Development. The decrease in product development expense was primarily due to a reduction in payroll related costs. Additionally, 2009 results included an adjustment that increased product development expense by $0.1 million as a result of a correction of accounts payable related to customer credit errors.
     General and Administrative. The increase in general and administrative expense was primarily attributable to an increase in payroll related costs of $0.7 million, primarily as a result of severance charges recorded and the hiring of certain key finance personnel in the second and third quarters of 2010. Also contributing were increases of $0.5 million in facilities related expenses primarily related to the move into a new corporate headquarters on March 1, 2010, a $0.2 million accrual recorded for potential net worth liabilities, $0.4 million in incentive compensation, and $0.1 million in legal fees related to acquisitions. These increases were offset in part by a $0.4 million reduction in stock-based compensation, a $0.2 million decrease in audit and tax fees and the $0.2 million effect of a correcting entry recorded in the third quarter of 2009 as a result of customer credit errors recorded in accounts payable.
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
     Provision for (Benefit from) Income Taxes. The provision for income taxes for the nine months ended September 30, 2010 includes an adjustment of $0.4 million for an uncertain income tax position related to the classification of TechTarget Securities Corporation as a Massachusetts security corporation. Our effective tax rate excluding the adjustment was (54)% and 6% for the nine months ended September 30, 2010 and 2009, respectively. The change in our effective tax rate excluding the adjustment for the uncertain tax position is primarily due to nondeductible stock-based compensation of $3.3 million and $3.2 million for the nine months ended September 30, 2010 and 2009, respectively.

Seasonality
     The timing of our revenues is affected by seasonal factors. Our revenues are seasonal primarily as a result of the annual budget approval process of many of our customers and the historical decrease in advertising and events activity in summer months. Events revenue may vary depending on which quarters we produce the event, which may vary when compared to previous periods. The timing of revenues in relation to our expenses, much of which does not vary directly with revenue, has an impact on the cost of online revenues, selling and marketing, product development, and general and administrative expenses as a percentage of revenue in each calendar quarter during the year.
     The majority of our expenses are personnel-related and include salaries, stock-based compensation, benefits and incentive-based compensation plan expenses. As a result, we have not experienced significant seasonal fluctuations in the timing of our expenses period to period.
Liquidity and Capital Resources
Resources
     We believe that our existing cash and cash equivalents, investments, our cash flow from operating activities and available bank borrowings will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion internationally, future acquisitions we might undertake, and the expansion into complementary businesses. To the extent that our cash and cash equivalents and cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more additional acquisitions of businesses.
     We will pay for the shares tendered in the tender offer from cash, cash equivalents and investments on hand. If we purchase more than approximately 6.7 million shares in the tender offer, then, following the closing of the tender offer and payment for the shares tendered in the offer, we expect to evaluate a possible debt financing. We believe that, if we pursue such a debt financing, we would be able to obtain up to $20 million of debt on commercially reasonable terms, though there can be no guarantee that we will be able to consummate a debt financing. We believe that even in the event that we were not able to obtain debt financing, our cash and cash equivalents, investments and cash flow from operating activities will be sufficient to fund our anticipated cash needs for the next twelve months.

	September 30,	December 31,
	2010	2009
	(Unaudited)
	($ in thousands)
Cash, cash equivalents and investments	$84,864	$82,557

Accounts receivable, net	$23,593	$16,623

Cash, Cash Equivalents and Investments
     Our cash, cash equivalents and investments at September 30, 2010 were held for working capital purposes and were invested primarily in money market accounts and municipal bonds. We do not enter into investments for trading or speculative purposes.
Accounts Receivable, Net
     Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our service delivery and billing activity, cash collections, and changes to our allowance for doubtful accounts. We use days’ sales outstanding, or DSO, as a measurement of the quality and status of our receivables. We define DSO as net accounts receivable divided by total revenue for the applicable period, multiplied by the number of days in the applicable period. DSO was 99 days for the quarter ended September 30, 2010 and 70 days at December 31, 2009.
     The increase in accounts receivable is largely due to delays in billing associated with the implementation of a new revenue system in the second quarter of fiscal 2010. While this new system provides enhancements to revenue accounting, it has caused some operational delays with respect to billing and collection activities. We have dedicated additional resources to collection efforts during the third quarter, which has resulted in a reduction in accounts receivable from the previous quarter and an improved cash position. We expect to continue these efforts into the fourth quarter as these operational issues are addressed.
Operating Activities

	Nine Months Ended
	September 30,
	2010	2009
	(Unaudited)
	($ in thousands)
Net cash provided by operating activities	$8,594	$13,545

Net cash used in investing activities(1)	$(5,831)	$(1,141)

Net cash provided by (used in) financing activities	$874	$(2,125)

(1)	Cash used in investing activities is shown net of investment activity of $(0.7) million and $(12.5) million for the nine months ended September 30, 2010 and 2009, respectively.
     Cash provided by operating activities primarily consists of a net loss adjusted for certain non-cash items including depreciation and amortization, the provision for bad debt, stock-based compensation, deferred income taxes, and the effect of changes in working capital and other activities. Cash provided by operating activities for the nine months ended September 30, 2010 was $8.6 million compared to $13.5 million in the nine months ended September 30, 2009. The decrease in cash provided by operating activities was a result of changes in operating assets and liabilities of $(2.5) million in the first nine months of 2010 compared to $2.9 million in 2009. Significant components of the changes in assets and liabilities included a $6.3 million increase in accounts receivable during the first nine months of 2010 compared to a decrease of $1.9 million in the first nine months of 2009 and a $1.9 million increase in other liabilities in the first nine months of 2010 compared to an increase of $0.3 million in the first nine months of 2009. The change in accounts receivable is the result of an increase in revenues in the second quarter of 2010 and an increase in unbilled receivables as a result of the timing of annual billing cycles with some of our larger customers; the change in other liabilities is primarily due to an increase in deferred rent. The decrease in changes in operating assets and liabilities was partially offset by a decrease in the net loss year to date of $1.8 million.
Investing Activities
     Cash used in investing activities in the nine months ended September 30, 2010, net of investment activity, was $4.0 million for the purchase of property and equipment, primarily leasehold improvements related to our new corporate headquarters, occupancy of which commenced on March 1, 2010, as well as website development costs, computer equipment and related software and internal-use development costs. Cash investments of $0.5 million and $1.3 million were also made for the purchase of certain tangible and intangible assets from IT Quadrant, Inc. and Powell Media LLC, respectively. Cash used in investing activities in the nine months ended September 30, 2009, net of investment activity, was $1.1 million for the purchase of property and equipment.
Equity Financing Activities
     We received proceeds from the exercise of stock options in the amounts of $0.7 million and $0.1 million in the nine months ended September 30, 2010 and 2009, respectively.
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
     The Revolving Credit Facility matures on August 30, 2011. Unless earlier payment is required by an event of default, all principal and unpaid interest will be due and payable on August 30, 2011. At our option, the Revolving Credit Facility bears interest at either the Prime Rate less 1.00% or the London Interbank Offered Rate (LIBOR) plus the applicable LIBOR margin. The applicable LIBOR margin is based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters. As of September 30, 2010, the applicable LIBOR margin, which was the operative rate during the quarter ended September 30, 2010, was 1.25%.
     We are also required to pay an unused line fee on the daily unused amount of our Revolving Credit Facility at a per annum rate based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters. As of September 30, 2010, unused availability under the Revolving Credit Facility totaled $3.5 million and the per annum unused line fee rate was 0.20%.
     Borrowings under the Credit Agreement are collateralized by a security interest in substantially all of our assets. Covenants governing the Credit Agreement include the maintenance of certain financial ratios. At September 30, 2010 we were in compliance with all covenants under the Credit Agreement.
     At September 30, 2010 and December 31, 2009 there was no amount outstanding under this revolving loan agreement. There is a $1.5 million standby letter of credit related to our corporate headquarters lease that is outstanding at September 30, 2010, bringing our available borrowings on the $5.0 million facility to $3.5 million.
Capital Expenditures
     We have made capital expenditures primarily for computer equipment and related software needed to host our websites, internal-use software development costs, as well as for leasehold improvements and other general purposes to support our growth. Our capital expenditures totaled $4.0 million and $1.1 million for the nine months ended September 30, 2010 and 2009, respectively. A majority of our capital expenditures in the first nine months of 2010 were leasehold improvements for our new corporate headquarters, which we occupied beginning on March 1, 2010, as well as website development costs, computer equipment and related software, and internal-use development costs. We are not currently party to any purchase contracts related to future capital expenditures.
Contractual Obligations and Commitments
     As of September 30, 2010, our principal commitments consist of obligations under leases for office space. The offices are leased under noncancelable operating lease agreements that expire through March 2020. The following table sets forth our commitments to settle contractual obligations in cash as of September 30, 2010:

	Payments Due By Period
		Less than			More than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	(Unaudited)
	($ in thousands)
Operating leases (1)	$28,121	$2,414	$6,489	$5,773	$13,445

(1)	Operating lease obligations are net of minimum sublease payments of $0.1 million due under a sublease agreement that expires in November 2010.
     At September 30, 2010, we had an irrevocable standby letter of credit outstanding in the aggregate amount of $1.5 million. This letter of credit supports the lease we entered into in 2009 for our new corporate headquarters. This letter of credit extends annually through February 28, 2020 unless notification of termination is received.
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
Foreign Currency Exchange Risk
     Our subsidiary, TechTarget Limited, was established in July 2006 and is located in London, England. As of September 30, 2010, most of our international agreements have been denominated in U.S. dollars and aggregate foreign currency payments made by us through this subsidiary approximate less than $0.4 million per fiscal quarter. We currently believe our exposure to foreign currency exchange rate fluctuations is financially immaterial and therefore have not entered into foreign currency hedging transactions. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in the future.
Interest Rate Risk
     At September 30, 2010, we had cash, cash equivalents and investments totaling $84.9 million. These amounts were invested primarily in money market accounts, government agency bonds and municipal bonds. The cash, cash equivalents and investments were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.
     Our exposure to market risk also relates to the amount of interest expense we must pay under our revolving credit facility. The advances under this credit facility bear a variable rate of interest determined as a function of the lender’s prime rate or LIBOR. At September 30, 2010, there were no amounts outstanding under our revolving credit facility.

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
     In connection with the preparation of the Form 10-K for the period ended December 31, 2009, management, under the supervision of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2009 due to the material weaknesses described in the Company’s Management Report on Internal Control over Financial Reporting included in Item 9A of its 2009 Form 10-K (the 2009 Form 10K) and outlined below. To date the material weaknesses identified in the 2009 Form 10-K have not been fully remediated. As a result, the Chief Executive Officer and Chief Financial Officer continue to conclude that the Company’s disclosure controls and procedures are not effective as of the filing date of this Form 10-Q.
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
Remediation Plans
     Management has identified the following measures to strengthen our internal control over financial reporting and to address the material weaknesses described above. We began implementing certain of these measures prior to the filing of this Form 10-Q but changes made to our internal controls have not yet been in place for a sufficient time to have had a significant effect. Management expects to continue to develop remediation plans and implement additional changes to our internal control over financial reporting during fiscal year 2010, described in detail hereafter. We believe that the actions taken to date, as well as our planned future actions, will adequately address the material weaknesses. :
1.	In order to improve controls over the accounting for certain complex transactions, we have initiated and intend to continue to:
•	Assess the expertise of our staff responsible for recording complex transactions and address any identified deficiencies in order to enhance and augment the depth of knowledge of our staff and reduce the risk of future accounting errors and financial statement misstatements.

•	Communicate revised accounting policies and procedures to appropriate accounting staff, and train them on their usage and application.

•	Ensure that finance management is routinely involved in oversight and monitoring of the recording and reporting of complex service revenue recognition transactions during current and future reporting periods.

•	Implement additional automation, trending analyses, and management reporting over potential complex transactions.

•	Review the controls over revenue recognition to ensure procedures exist to properly account for any changes in operations.
2.	In order to improve controls over ensuring the adequacy of staffing of the accounting group, we have initiated and intend to continue to:
•	Assess the depth and expertise of our staff responsible for complex transactions and revenue recognition and address any identified deficiencies.

•	Work with our Human Resources department in aggressively identifying and recruiting future capable executive leadership and technical accounting staff candidates. To date we have hired a new Chief Financial Officer, Vice President of Finance, Credit and Collection Manager and Assistant Controller, as well as created and filled the following additional roles in our Finance department: Manager of Financial Reporting, Manager of Internal Audit and Business Systems Analyst.

•	Provide training to address relevant technical accounting matters including updating the appropriate personnel on recent accounting pronouncements and other relevant accounting literature.
3.	In order to improve controls to ensure sufficient and effective review and supervision by management of certain accounting policies and procedures, we have initiated and intend to continue to:
•	Ensure that financial management is routinely reviewing and monitoring the application of and any changes to the accounting policies and procedures underlying complex transactions during future reporting periods.

•	Ensure the proper evidence of this review is consistently documented during future reporting periods.

•	Ensure that financial management is involved in oversight and monitoring of the recording and reporting of complex transactions during future reporting periods.

•	Implement a process, either formal or informal, whereby senior finance personnel are informed of all significant judgments made during the close process.
4.	In order to ensure the Company’s accounting and reporting systems are adequate to carry out the level and complexities associated with our service revenue transactions, we have:
•	Purchased and implemented in the first half of 2010 a software application which will enhance our revenue accounting and reporting systems. This system is expected to provide the additional controls needed over revenue recognition until we are able to implement a fully integrated platform supporting enterprise resource planning and data analysis.
5.	In order to improve controls over the use of debit memorandum to reclassify aged customer credits from the accounts receivable subsidiary ledger to the general accrual account we have initiated and intend to continue to:
•	Established clearly defined policies and procedures relating to the disposition of customer credits.

•	Established a policy whereby we disburse payment to customers or apply credits to customer invoices if an aged customer credit is not used by the customer within a reasonable time after the credit has been issued. If the Company determines that the customer is inactive for some reason, the Company will determine the applicable jurisdiction to which the credit is subject, and, if applicable and no exemption is available, the Company will escheat a payment in the amount of the credit to the appropriate state authority.

•	Establish clearly defined policies and procedures related to the general accrual account to ensure account activity is proper, the liability fairly states incurred but not reported liabilities and the period end reconciliation is prepared on a timely and consistent basis and is adequately reviewed by the appropriate finance management personnel.

6.	In order to improve education, training, and awareness of the process for reporting concerns with regard to accounting practices to finance management, management and/or the Audit Committee, we have initiated and intend to continue to:
•	Provide additional training and education to all employees of the reporting processes and protocols for communicating any concerns relating to accounting practices within the Company. The training will emphasize awareness of the process for reporting concerns, the confidential nature of the process, as well as the importance of timely reporting concerns to finance management, management and/or the Audit Committee. In addition separate training and education will be provided to address relevant technical accounting matters including updating the appropriate personnel on recent accounting pronouncements and other relevant accounting literature.
Changes in Internal Control over Financial Reporting
     Except for changes in connection with the remediation subsequent to December 31, 2009 of the material weaknesses described above, there were no changes in the Company’s internal control over financial reporting that occurred during the nine months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
     The primary source of our revenues is the sale of advertising to our customers. Our advertising revenues accounted for approximately 99% of our total revenues for the nine months ended September 30, 2010. We believe that advertising spending on the Internet, as in traditional media, fluctuates significantly as a result of a variety of factors, many of which are outside of our control. These factors include:
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
     The IT industry is characterized by, among other things, volatile quarterly results, uneven sales patterns, short product life cycles, rapid technological developments and frequent new product introductions and enhancements. As a result, our customers’ advertising budgets, which are often viewed as discretionary expenditures, may increase or decrease significantly over a short period of time. In addition, the advertising budgets of our customers may fluctuate as a result of:
•	weakness in corporate IT spending resulting in a decline in IT advertising spending;

•	increased concentration in the IT industry as a result of consolidations, leading to a decrease in the number of current and prospective customers, as well as an overall reduction in advertising;

•	reduced spending by combined entities following such consolidations;

•	the timing of advertising campaigns around new product introductions and initiatives; and

•	economic conditions specific to the IT industry.

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
     We believe that the lingering effects of the instability continuing to affect the business climate within the United States and/or other geographic regions in which we do business have had, and could continue to have, a negative impact on our revenue and operating results. Because all of our clients are in the IT industry, the success of our business is intrinsically linked to the health, and subject to market conditions, of the IT industry. Regional, domestic and global economic weakness and uncertainty have resulted in some companies continuing to inhibit their spending, including for technology projects. In turn, many of our customers have reassessed and will, for the foreseeable future, be likely to continue to scrutinize, their spending on advertising campaigns. Prior market downturns in the IT industry have resulted in declines in advertising spending, which can cause longer sales cycles, deferral or delay of purchases by IT vendors and generally reduced expenditures for advertising and related services. Our revenues and profitability depend on the overall demand for advertising services from our customers. We believe that demand for our offerings has been in the past, and could be in the future, disproportionately affected by fluctuations, disruptions, instability or downturns in the economy and the IT industry, which may cause customers and potential customers to exit the industry or delay, cancel or reduce any planned expenditures for our advertising offerings. Furthermore, competitors may respond to market conditions by lowering prices and attempting to lure away our customers and prospects to lower cost offerings. In addition, the slowdown in the formation of new IT companies, the decline in the growth of existing IT companies, and the consolidation that the industry continues to experience, may continue to cause a decline in demand for our offerings.
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
     Our future success depends on our continued ability to deliver original and compelling content and services to attract and retain users. Our user base is comprised of corporate IT professionals who demand specialized websites and events tailored to the sectors of the IT products for which they are responsible and that they purchase. Our content and services may not be attractive to a sufficient number of users to attract advertisers and generate revenues consistent with our estimates. We also may not develop new content or services in a timely or cost-effective manner. Our ability to develop and produce this specialized content successfully is subject to numerous uncertainties, including our ability to:
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
     We compete for potential advertisers with a number of different types of offerings and companies, including: broad-based media outlets, such as television, newspapers and business periodicals that are designed to reach a wide audience; general purpose portals and search engines; and offline and online offerings of media companies that produce content specifically for IT professionals, including International Data Group, United Business Media, CNet, QuinStreet and Ziff Davis Enterprise. Advertisers may choose our competitors over us not only because they prefer our competitors’ online and events offerings to ours, but also because advertisers prefer to utilize other forms of advertising offered by our competitors that are not offered by us and/or to diversify their advertising expenditures. Although less than 5% of our revenues for the quarter ended September 30, 2010 were derived from advertisers located outside of North America, as we continue to expand internationally, as we did by initiating operation of our own websites in the United Kingdom in 2008, in India and Spain in 2009, in Australia earlier in 2010 and, subsequent to the quarter ended September 30, 2010, in China, we expect to compete with many of the competitors mentioned above, as well as with established media companies based in particular countries or geographical regions. Many of these foreign-based media companies will be larger than we are and will have established relationships with local advertisers. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. As a result, we could lose market share to our competitors in one or more of our businesses and our revenues could decline.

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
     Our growth and success depends to a significant extent on our ability to retain Greg Strakosch, our Chief Executive Officer, and Don Hawk, our President, who co-founded the company and have developed, engineered and stewarded the growth and operation of our business since its inception. The loss of the services of either of these persons could inhibit our growth or impair our operations and cause our stock price to decline.
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
     We collect information from our users who register on our websites or for services, or respond to surveys. Subject to each user’s permission (or right to decline, which we refer to as an “opt-out”), we may use this information to inform our users of offerings that they have indicated may be of interest to them. We may also share this information with our advertising clients for registered members who have elected to receive additional promotional materials and have allowed us to share their information with third parties. We also collect information on our registered members based on their activity on our sites. The U.S. federal and various state governments have adopted or proposed limitations on the collection, distribution and use of personal information of Internet users. Several foreign jurisdictions, including the European Union, the United Kingdom and Canada, have adopted legislation (including directives or regulations) that may increase the requirements for collecting, or limit our collection and use of, information from Internet users in these jurisdictions. In addition, growing public concern about privacy, data security and the collection, distribution and use of personal information has led to self-regulation of these practices by the Internet advertising and direct marketing industry, and to increased federal and state regulation. Because many of the proposed laws or regulations remain in their early stages, we cannot yet determine the impact these regulations may have on our business over time. Although, to date, our efforts to comply with applicable federal and state laws and regulations have not hurt our business, additional, more burdensome laws or regulations, including consumer privacy and data security laws, could be enacted or applied to us or our customers. Such laws or regulations could impair our ability to collect user information that helps us to provide more targeted advertising to our users, thereby impairing our ability to maintain and grow our audience and maximize advertising revenue from our advertising clients. Additionally, the US Federal Trade Commission (the “FTC”) and many state attorneys general are applying federal and state consumer protection laws to require that the online collection, use and dissemination of data, and the presentation of Web site content, comply with certain standards for notice, choice, security and access. Courts may also adopt these developing standards. In many cases, the specific limitations imposed by these standards are subject to interpretation by courts and other governmental authorities. In addition, on December 20, 2007, the FTC published for public comment proposed principles to address consumer privacy issues that may arise from so-called “behavioral targeting” (i.e. the tracking of a user’s online activities in order to deliver advertising tailored to his or her interests) and to encourage industry self-regulation. On February 12, 2009, following public comment, the FTC released a Staff Report with its revised principles for self-regulation of behavioral targeting. Although the FTC currently appears to be less concerned with “first-party” behavioral and contextual advertising than other types of behavioral targeting that include the storage of more potentially sensitive data or that collects information outside of the “traditional Web site context” (such as through a mobile device or by an ISP), the FTC has stated that it will continue to evaluate self-regulatory programs. In the event of additional legislation in this area, our ability to effectively target advertising to our users may be limited. We believe that we are in compliance with the consumer protection standards that apply to us, but a determination by a state or federal agency or court that any of our practices do not meet these standards could create liability to us, result in adverse publicity and affect negatively our businesses. New interpretations of these standards could also require us to incur additional costs and restrict our business operations. In addition, several foreign governmental bodies, including the European Union, the United Kingdom and Canada have regulations dealing with the collection and use of personal information obtained from their citizens, some of which we have become subject to as a result of the expansion of our business internationally. We believe that we are in material compliance with the regulations that apply to us, however, such laws may be modified and new laws may be enacted in the future. Any such developments (or developments stemming from enactment or modification of other laws) or the failure to anticipate accurately the application or interpretation of these laws could create liability to us, result in adverse publicity and affect negatively our businesses.
There are a number of risks associated with expansion of our business internationally that could adversely affect our business.
     We have license and other arrangements in various countries and maintain direct presences in the United Kingdom, India, Australia and China. In addition to facing many of the same challenges we face domestically, there are additional risks and costs inherent in expanding our business in international markets, including:
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
     With respect to the People’s Republic of China (“PRC”), there are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business in the PRC, and the enforcement and performance of the contractual arrangements between our wholly-owned subsidiary, TechTarget (HK) Limited (“TTGT HK”), and our affiliated Chinese entity, Keji Wangtuo (Beijing) Information Technology Co., Ltd (“Keji Wangtuo”), and its shareholders. We and TTGT HK are considered foreign persons under PRC law. As a result, we and TTGT HK are subject to PRC law limitations on foreign ownership of companies engaged in value-added telecommunications services, including internet-related services, and advertising. Accordingly, we operate our websites and our online advertising business in China through Keji Wangtuo, a company wholly-owned by two PRC citizens; we have no equity ownership interest in Keji Wangtuo. Keji Wangtuo holds the licenses and approvals necessary to operate our websites and online advertising business in China. Through our wholly-owned subsidiary, TTGT HK, we have contractual arrangements with Keji Wangtuo and its shareholders, including a Management and Consulting Services Agreement, a Voting Proxy Agreement, an Equity Pledge Agreement and an Option Agreement, that allow us to substantially control and operate Keji Wangtuo, and give us the economic benefit of those operations. We cannot assure you, however, that we will be able to enforce these contracts. These contractual arrangements may not be as effective in providing control over Keji Wangtuo as direct ownership. For example, Keji Wangtuo could fail to take actions required for our business or fail to maintain our websites in China despite its contractual obligation to do so. If Keji Wangtuo fails to perform under their agreements with us, we may have to rely on legal remedies under PRC law, which may not be effective. In addition, we cannot assure you that either of Keji Wangtuo’s shareholders will always act in accordance with their contractual obligation to us.
     Although we believe we comply with current PRC regulations, we cannot assure you that the PRC Government would agree that these operating and equity arrangements comply with PRC licensing, registration or other regulatory requirements, with existing policies or with requirements or policies that may be adopted in the future. If the PRC government determines that we do not comply with applicable law, it could revoke our business and operating licenses, require us to discontinue or restrict our operations, restrict our right to collect revenues, block our websites in China, require us to restructure our Chinese operations, impose additional conditions or requirements with which we may not be able to comply, impose restrictions on our business operations or on our customers, or take other regulatory or enforcement actions against us that could be harmful to our business in China.
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
Future deficiencies in our internal controls over financial reporting could cause our stock price to decline and subject us to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities.
     The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC and the Nasdaq Stock Market, or Nasdaq, has imposed various additional requirements on public companies, including, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, although we have completed our system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, and have recently hired an internal audit resource, we continue to engage outside accounting and advisory services with appropriate public company experience and technical accounting knowledge to assist with these ongoing compliance efforts. If we or our independent registered public accounting firm identifies future deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, as was the case for the year-end audits of 2008 and 2009, the market price of our stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which would require additional financial and management resources.
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
     In the course of our operating history, we have acquired assets and businesses. Some of our acquisitions have resulted in the recording of a significant amount of goodwill and/or intangible assets on our financial statements. We had approximately $101 million of goodwill and net intangible assets as of September 30, 2010. The goodwill and/or intangible assets were recorded because the fair value of the net tangible assets acquired was less than the purchase price. We may not realize the full value of the goodwill and/or intangible assets. As such, we evaluate goodwill and other intangible assets with indefinite useful lives for impairment on an annual basis or more frequently if events or circumstances suggest that the asset may be impaired. We evaluate other intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. If goodwill or other intangible assets are determined to be impaired, we will write off the unrecoverable portion as a charge to our earnings. If we acquire new assets and businesses in the future, as we intend to do, we may record additional goodwill and/or intangible assets. The possible write-off of the goodwill and/or intangible assets could negatively impact our future earnings and, as a result, the market price of our common stock could decline.
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
     If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. A large portion of our outstanding shares of common stock are held by our officers, directors and affiliates. Two of our affiliates are venture capital funds, which are typically structured to have a finite life. As these venture capital funds approach or pass the life of the fund, their decision to sell or hold our stock may be based not only on the underlying investment merits of our stock, but also on the requirements of their internal fund structure. Our directors, executive officers and affiliates beneficially own approximately 28 million shares of our common stock, which represents 65% of our shares outstanding as of September 30, 2010. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline substantially.
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

TECHTARGET, INC (Registrant)
Date: November 9, 2010	By:	/s/ GREG STRAKOSCH
Greg Strakosch,
Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2010	By:	/s/ JEFFREY WAKELY
Jeffrey Wakely,
Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)

Exhibit Index

Exhibit No.	Description of Exhibit
31.1	Certification of Greg Strakosch, Chief Executive Officer of TechTarget, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, dated November 9, 2010.

31.2	Certification of Jeffrey Wakely, Chief Financial Officer and Treasurer of TechTarget, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, dated November 9, 2010.

32.1	Certifications of Greg Strakosch, Chief Executive Officer of TechTarget, Inc. and Jeffrey Wakely, Chief Financial Officer and Treasurer of TechTarget, Inc. pursuant to 18 U.S.C. Section 1350, dated November 9, 2010.