Form 10-K
period 2010-12-31
TechTarget Inc
filed 2011-03-16
CIK 1293282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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
Registrant’s telephone number, including area code: (617) 431-9200
Securities registered pursuant to Section 12(b) of the Exchange Act:
None.
Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $0.001 Par Value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $79.7 million as of June 30, 2010 (based on a closing price of $5.38 per share as quoted by the Nasdaq Global Market as of such date). In determining the market value of non-affiliate common stock, shares of the registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. The determination of affiliate status is not necessarily a conclusive determination for other purposes.
The registrant had 37,260,778 shares of Common Stock, $0.001 par value per share, outstanding as of February 25, 2011.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report incorporates by reference certain information from the registrant’s definitive proxy statement for the 2011 annual meeting of shareholders.

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
Overview
TechTarget, Inc. (“we” or “the Company”) is a Delaware corporation incorporated on September 14, 1999. We are a leading provider of specialized online content that brings together buyers and sellers of corporate information technology (“IT”) products. We sell customized marketing programs that enable IT vendors to reach corporate IT decision makers who are actively researching specific IT purchases. We operate a network of 91 websites, each of which focuses on a specific IT sector, such as storage, security or networking.
IT professionals rely on our websites for key decision support information tailored to their specific areas of responsibility. We complement our online offerings with targeted in-person events that enable advertisers to engage buyers directly at critical stages of their decision-making process for IT purchases. We work with our advertiser customers to develop customized marketing programs, often providing them with multiple offerings in order to target more effectively their desired audience. Our service offerings address both lead generation and branding objectives of our advertising customers. The majority of our 2010 revenues are associated with lead generation advertising campaigns.
As IT professionals have become increasingly specialized, they have come to rely on our sector-specific websites for purchasing decision support. Our content strategy enables IT professionals to navigate the complex and rapidly changing IT landscape where purchasing decisions can have significant financial and operational consequences. Our content strategy includes three primary sources which IT professionals use to assist them in their pre-purchase research: independent content provided by our professionals, vendor-generated content provided by our customers and user or peer-to-peer-generated content. As of December 31, 2010, we employed over 100 full-time editors who create original content tailored for specific audiences, which we complement with content through our association with outside industry experts. In addition to utilizing our independent content, registered members are able to conduct their pre-purchase research by accessing vendor content such as white papers, webcasts, videocasts, virtual events and podcasts, across our network of websites. Our network of websites also allows users to seamlessly interact and contribute content which is highly valued by IT professionals during their research process.
We have a large and growing base of registered members, which totaled approximately 9 million as of December 31, 2010. The targeted nature of our user base enables IT vendors to reach a specialized audience efficiently because our content is highly segmented and aligned with the IT vendors’ specific products. Since our founding in 1999, we have developed a broad customer base. During 2010 we delivered advertising campaigns for approximately 1,100 customers. No one customer represented more than 10% of revenues and the quarterly renewal rate of our top 100 customers in 2010 has consistently exceeded 95%. We generated revenues of approximately $95.0 million in 2010, up from approximately $86.5 million in 2009. Over the same period, our Adjusted EBITDA increased from approximately $13.9 million in 2009 to approximately $19.8 million in 2010. Adjusted EBITDA represents net income (loss) before interest and other income (expense) net, provision for (benefit from) income taxes, depreciation and amortization, as further adjusted to exclude stock-based compensation and restructuring charges.

Available Information
Our website address is www.techtarget.com. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (“SEC”). Our reports filed with the SEC are also available at the SEC’s website at www.sec.gov. Our Code of Business Conduct and Ethics, and any amendments to our Code of Business Conduct and Ethics Corporate Governance Guidelines and Board Committee Charters, are also available on our website. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reading Reference Room at 100 F Street NE, Washington, DC 20549, and the public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
Industry Background
The ongoing shift from traditional print and broad-based advertising (i.e. television, radio, etc.) to targeted online advertising that the media business has been experiencing continues to accelerate. We believe the three major trends driving this shift continue to be:
•	Targeted Content Channels Lead to Greater Efficiency for Advertisers. The desire of advertisers to reach customers efficiently has led to the development and proliferation of market-specific content channels throughout all forms of media. Targeted content channels increase advertising efficiency by enabling advertisers to market specifically to the audience they are trying to reach. Content providers are finding new ways, such as specialized cable television channels, magazines and events, to offer increasingly targeted content to their audience and advertisers. The Internet has enabled even more market-specific content offerings, and the proliferation of market-specific websites provides advertisers with efficient and targeted media to reach their customers.
•	The Internet Improves Advertisers’ Ability to Increase and Measure Return on Investment. Advertisers are increasingly focused on measuring and improving their return on investment, or ROI. Before the advent of Internet-based marketing, there were limited tools for accurately measuring the results of marketing campaigns in a timely fashion. The Internet has enabled advertisers to track individual users and their responses to their marketing programs. With the appropriate technology, vendors now have the ability to assess and benchmark the efficacy of their online advertising campaigns cost-effectively and in real-time. As a result, advertisers are now increasingly demanding a measurable ROI across all forms of media.
•	The Internet Is Increasingly Critical in Researching Large, Complex and Costly Purchases. The Internet has improved the efficiency and effectiveness of researching purchases. The vast quantity of information available on the Internet, together with search engines and directories that facilitate information discovery, enables potential purchasers to draw information from many sources, including independent experts, peers and vendors, in an efficient manner. These benefits are most apparent in the research of complex and costly purchases which require information from a variety of sources. By improving the efficiency of product research, the Internet enables potential purchasers to save significant time and review a wider range of product selections most effectively.

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
In view of the complexities, high cost and importance of IT decision-making, corporate IT purchasing decisions are increasingly being researched by teams of functional experts with specialized knowledge in their particular areas, rather than by one central IT professional, such as a chief information officer. The corporate IT purchasing process typically requires a lengthy sales cycle. The “sales cycle” is the sequence of stages that a typical customer goes through when deciding to purchase a product or service from a particular vendor. Key stages of a sales cycle typically consist of a customer recognizing or identifying a need; identifying possible solutions and vendors through research and evaluation; and finally, making a decision to purchase the product or service. Through various stages of this sales cycle, IT professionals rely upon multiple inputs from independent experts, peers and IT vendors. Although there is a vast amount of information available, the aggregation and validation of these inputs from various sources can be difficult and time-consuming.
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
The Opportunity
Corporate IT professionals increasingly are demanding specialized websites and events tailored to the sub-sectors of IT solutions that they purchase. Prior to widespread Internet adoption, corporate IT buyers researching purchases relied largely on traditional IT media, consisting of broad print publications and large industry trade shows. As technology, vendors and IT professionals have all become much more specialized, the Internet has emerged as a preferred purchase research medium, a fact which has drastically reduced and improved research time. Despite this, most traditional IT media remains general in nature and disproportionately oriented towards print. Consequently, IT professionals continue to expend time searching inefficiently for information that is appropriate to their more specialized IT purchase requirements.
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

Our Solution
Our specialized content strategy enables IT vendors to reach corporate IT professionals who are actively researching purchases in specific IT sectors. Our online network of websites is complemented by conferences, seminars and other in-person events. IT professionals rely on our platform for decision support information tailored to their specific purchasing needs. Our solution benefits from the following competitive advantages:
•	Large and Growing Community of Registered Members. We have built a registered member database with detailed business information on over 9 million IT professionals as of December 31, 2010. We have collected detailed business and technology profiles with respect to our registered members, a fact which allows us to provide these registered members with more specialized content and our advertisers with highly targeted audiences and sales leads.
•	Strong Advertiser Relationships. Since our founding in 1999, we have developed a broad customer base that now comprises approximately 1,100 active advertisers and the quarterly renewal rate of our top 100 customers has consistently exceeded 95%.
•	Substantial Experience in Online Media. We have over eleven years of experience in developing our online media content, with a focus on providing targeted information to IT professionals and a targeted audience to vendors. Our experience enables us to develop new online properties rapidly, and to acquire and efficiently integrate select properties that further serve IT professionals. We have also developed an expertise in implementing integrated, targeted marketing campaigns designed to maximize the measurability of, and improvement in, ROI.
•	Proprietary Data on the Research Behavior of our Registered Members and Site Visitors. Through our Activity Intelligence™ product platform, we collect information on millions of interactions that our members and visitors have with the content on our websites and in our e-mails. This allows us to increase the relevance of our informational offerings to our members, and improves our advertisers’ ROI by allowing us to deliver more qualified prospects.
•	Significant Brand Recognition Among Advertisers and IT Professionals. Our brand is well-recognized by advertisers who value our integrated marketing capabilities and high-ROI advertising programs. At the same time, our sector-specific websites command brand recognition among IT professionals, who rely on these websites because of their specificity and depth of content.
•	Favorable Search Engine Rankings. Due to our long history of using a targeted approach toward online publishing, our network of websites has produced a large repository of archived content that allows us to appear on search result pages when users perform targeted searches on search engines such as Google. We are successful in attracting traffic from search engines, which, in turn, increases our registered membership.
•	Proprietary Lead Management Technology. Our proprietary lead management technology enables IT vendors to prioritize and manage efficiently the leads we provide, improving the efficacy of their sales teams and optimizing the ROI on their marketing expenditures with us.

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
Benefits to IT Professionals
•	Provides Access to Integrated, Sector-Specific Content. Our websites provide IT professionals with sector-specific content from the three fundamental sources they value in researching IT purchasing decisions: industry experts, peers and vendors. Our independent staff of editors creates content specific to the sectors we serve and the key sub-sectors within them. This content is integrated with other content generated by our network of third-party industry experts, member-generated content and content from IT vendors. The reliability, breadth and depth, and accessibility of our content offering enable IT professionals to make more informed purchases.
•	Increases Efficiency of Purchasing Decisions. By accessing targeted and specialized information, IT professionals are able to research important purchasing decisions more effectively. Our integrated content offering minimizes the time spent searching for and evaluating content, and maximizes the time available for consuming quality information. Furthermore, we provide this specialized, targeted content through a variety of media that together address critical stages of the purchase decision process.
Benefits to IT Vendors
•	Targets Active Buyers Efficiently. Our highly targeted content attracts specific, targeted audiences that are actively researching purchasing decisions. Using our registered member database and information we collect about their product interests, we are able to target further those registered members most likely to be of value to IT vendors. Advertising to a targeted audience already engaged in a potential buying decision minimizes advertiser expenditures on irrelevant audiences, increasing advertising efficiency.
•	Generates Measurable, High ROI. Our targeted online content offerings enable us to generate and collect valuable business information about each user and his or her technology preferences. This information is provided by users prior to accessing specific content and may be further customized to advertisers’ needs to support their advertising programs. As users access sponsored content, we register and process this information, and deliver qualified actionable leads in real-time. As a result, our advertisers are able to measure and improve the ROI on their advertising expenditures with us.
•	Generates and Prioritizes Qualified Sales Leads. Our IT vendors also use our detailed member database and integrated advertising campaigns to identify and market to the audience members they consider to have the highest potential value. Once the leads have been delivered, our proprietary lead management technology enables customers to categorize, prioritize and market more effectively to these leads.

•	Maximizes Awareness and Shortens the Sales Cycle. As a leading distributor of vendor-provided IT white papers, webcasts, videocasts, virtual events and podcasts, we offer IT vendors the opportunity to educate IT professionals during the research process, prior to any direct interaction with vendor salespeople. By distributing proprietary content and reaching their target audiences via our platform, IT vendors can educate audiences, demonstrate much of their product capabilities and proactively brand themselves as specific product leaders. As a result, an IT professional is more knowledgeable about the vendors’ specifications and product by the time he or she engages with the vendor. This reduces sales time and cost that would have been otherwise expended by the vendor’s direct sales force.
•	Reaches IT Professionals at Critical Stages of the Purchase Decision Process. Because our content platform includes online and event offerings, IT vendors can market to IT professionals at critical stages of the purchase decision process through multiple touch points. In addition to targeting IT professionals as they conduct purchase research on our website, IT vendors can have face-to-face interactions with qualified buyers seeking to finalize purchase decisions at our in-person events.
Our Strategy
Our goal is to deliver superior performance by enhancing our position as a leading provider of specialized content that connects IT professionals with IT vendors in the sectors and sub-sectors that we serve. In order to achieve this goal, we intend to:
•	Continue to Develop Our Content Platform and Service Offerings. We intend to continue to launch additional websites and develop our platform in order to capitalize on the ongoing shift from traditional broad-based media toward more focused online content that increases the efficiency of advertising spending. We intend to capture additional revenues from existing and new customers by continuing to develop our content and to segment it to deliver an increasingly specialized audience to the IT vendors who advertise across our media. We also intend to continue to deliver a highly engaged and growing audience to advertisers and to develop innovative marketing programs.
•	Expand into Complementary Sectors. We intend to complement our current offerings by continuing to expand our business in order to capitalize on strategic opportunities in existing, adjacent, or new sectors that we believe to be well-suited to our business model and core competencies. Based on our experience, we believe we are able to capitalize rapidly and cost-effectively on new market opportunities.
•	Expand Our International Presence. We intend to expand our reach into our addressable market by continuing to increase our presence in countries outside the United States. Having launched our own websites in the United Kingdom in 2008, and in India and Spain in 2009, as well as businesses in China and Australia in 2010, we expect to penetrate foreign markets further by directly launching additional sector specific websites in these foreign locales and in additional international markets, as well as by licensing our content in new foreign territories and, if deemed appropriate, making strategic acquisitions and investments in overseas entities. During 2010, approximately 8% of our revenues were derived from international geo-targeted campaigns. We believe many of the current trends contributing to our domestic online revenue opportunity also are occurring in international markets and, therefore, present a future revenue opportunity.
•	Selectively Acquire or Partner with Complementary Businesses. We have used acquisitions in the past as a means of expanding our content and service offerings, web traffic and registered members. Historically, our acquisitions can be classified into three categories; content-rich blogs or other individually published sites, typically generating less than one million dollars in revenues; early stage revenue sites, typically generating between one and five million dollars in annual revenues; and later stage revenue sites, typically generating greater than five million dollars in annual revenues. We intend to continue to pursue selected acquisition or partnership opportunities in our core markets and in adjacent markets for products with similar characteristics.

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
The diagram below provides a representation of the media services provided by our platform and the media groups we currently use to categorize our content offerings:

The Most Targeted IT Media *Where Serious Technology Buyers Decide*

Opt-in E-Newsletters
Contextual Advertising
Sponsorship and Banners
Video
White Papers
Webcasts
Podcasts
Virtual Events
List Rentals
Software Comparisons
TechTarget
Where Serious Technology Buyers Decide
IT Resources
ITKnowledgeExchange.com
Whatis.com
Bitpipe.com
KnowledgeStorm.com
CIO/IT Strategy
SearchCIO.com
SearchCIO-Midmarket.com
SearchHealthIT.com
SearchCompliance.com
SearchCIO.in
SearchCIO.com.cn
SearchSMB.com.cn
SearchCIO.com.au
Storage
SearchStorage.com
SearchDataBackup.com
SearchSMBStorage.com
SearchDisasterRecovery.com
SearchStorage.co.uk
SearchStorage.es
SearchStorage.com.cn
SearchStorage.com.au
Vertical Software (2020software.com)
Construction
Accounting
Manufacturing
Medical
HR
Data Center/Platforms
SearchDataCenter.com
SearchEnterpriseLinux.com
SearchWindowsServer.com
SearchWinIT.com
SearchEnterpriseDesktop.com
Search400.com
SearchDataCenter.in
SearchDataCenter.com.cn
Business Applications and Analytics
SearchCRM.com
SearchContentManagement.com
SearchDataManagement.com
BeyeNETWORK
SearchBusinessAnalytics.com
SearchSAP.com
SearchManufacturingERP.com
SearchOracle.com
SearchSQLServer.com
SearchExchange.com
SearchDomino.com
SearchDataManagement.co.uk
SearchBusinessIntelligence.in
SearchDatabase.com.cn
Virtualization
SearchServerVirtualization.com
SearchVMware.com
SearchCloudComputing.com
SearchVirtualDesktop.com
BrianMadden.com
SearchVirtualDataCentre.co.uk
SearchCloudComputing.com.cn
SearchSV.com.cn
SearchVirtual.com.cn
Channel
SearchITChannel.com
SearchStorageChannel.com
SearchSecurityChannel.com
SearchSystemsChannel.com
SearchNetworkingChannel.com
Application Architecture and Development
SearchSOA.com
ebizQ.net
SearchSoftwareQuality.com
TheServerSide.com
TheServerSide.NET
Ajaxian.com
SearchWinDevelopment.com
SearchSOA.com.cn
Security
SearchSecurity.com
SearchCloudSecurity.com
SearchFinancialSecurity.com
SearchMidmarketSecurity.com
SearchSecurity.co.uk
SearchSecurity.in
SearchSecurity.com.cn
SearchSecurity.com.au
Networking
SearchNetworking.com
SearchEnterpriseWAN.com
SearchUnifiedCommunications.com
SearchMobileComputing.com
SearchTelecom.com
SearchNetworking.co.uk
SearchNetworking.com.cn
Product Reviews
NotebookReview.com
DesktopReview.com
PrinterComparison.com
TabletPCReview.com
Brighthand.com
DigitalCameraReview.com

Updated 2-9-2011

Media Groups
Based upon the logical clustering of our users’ respective job responsibilities and the marketing focus of the products that our customers are advertising, we currently categorize our content offerings across nine distinct media groups. Each of these media groups services a wide range of IT vendor sectors and sub-sectors and is driven by the key areas of IT professionals’ interests described below:
•	Security. Every aspect of enterprise computing now depends on secure connectivity, data and applications. The security sector is constantly growing to adapt to new forms of threats and to secure new technologies such as mobile devices, wireless networks and virtualized systems (“cloud”). Compliance regulations, cloud computing adoption, and highly publicized identity and intellectual property thefts are driving interest and investment in increasingly sophisticated security solutions that supplement common “perimeter” security solutions such as firewalls and antivirus software. Our online properties in this sector, SearchSecurity.com, SearchFinancialSecurity.com, SearchMidMarketSecurity.com and SearchSecurity.co.uk offer navigable and structured guides on IT vendor and technology solutions in key sub-sectors such as network security, intrusion defense, identity management and authentication, data and application security, security-as-a-service, cloud security and security information management software. Our annual Financial Information Security Decisions conference anchors a calendar of topically-focused regional seminars on issues such as compliance monitoring and data protection.
•	Networking. Broadly defined, the networking market includes the hardware, software and services involved in the infrastructure and management of both Enterprise and Carrier voice and data networks. As new sub-sectors of networking have emerged and grown in importance, IT networking professionals have increasingly focused their investments in such technologies as VoIP, wireless and mobile computing, and telecommunication technologies. Our online properties in this sector, SearchNetworking.com, SearchEnterpriseWAN.com, SearchUnifiedCommunications.com, SearchMobileComputing.com and SearchTelecom.com aim to address the specialized needs of these IT networking professionals by offering content targeted specifically to these emerging growth areas as well as key initiatives such as network security and access control, application visibility and performance monitoring, WAN acceleration and optimization, voice/data/video convergence, and remote office management and connectivity.
•	Storage. The storage sector consists of the market for disk storage systems and tape hardware and software that store and manage data. Growth is fueled by trends inherent in the industry, such as the ongoing need to maintain and supplement data stores, and by external factors, such as expanded compliance regulations and increased focus on disaster recovery solutions. These latter trends have driven overall storage growth and led to new specialized solutions such as remote replication software and information life cycle management solutions. At the same time, established storage sub-sectors, such as backup and SANs have been invigorated by new technologies such as disk-based backup, continuous data protection and storage virtualization. Our online properties in this sector, SearchStorage.com, SearchDataBackup.com, SearchSMBStorage.com, SearchDisasterRecovery.com and SearchStorage.co.uk address IT professionals seeking solutions in key sub-sectors such as fibre channel SANs, IP & iSCSI SANs, NAS, backup hardware and software, and storage management software. The audiences at our in-person Storage Decision conferences are comprised almost exclusively of storage decision makers from within IT organizations. These events are supplemented by regional seminars on topics such as backup, storage efficiency, virtual storage and disaster recovery.

•	Data Center and Virtualization Technologies. Data centers house the systems and components, such as servers, storage devices, routers and switches, utilized in large-scale, mission-critical computing environments. A variety of trends and new technologies have reinvigorated the data center as a priority among IT professionals. Technologies, such as blade servers and server virtualization, have driven renewed investment in data center-class computing solutions. Server consolidation is now a focus, driven by the decline in large-scale computing prices relative to distributed computing models. These trends have put pressure on existing data center infrastructure and are driving demand for solutions that address this. For example, the deployment of high-density servers has led to increased heat output and energy consumption in data centers. Power and cooling have thus become a significant cost in IT budgets, making data center energy efficiency a priority. Our key online properties in this sector provide targeted information on the IT vendors, technologies and solutions that serve these sub-sectors. Our properties in this sector include SearchDataCenter.com, covering disaster recovery, power and cooling, mainframe and UNIX servers, systems management, and server consolidation; SearchEnterpriseLinux.com, focused on Linux migration and infrastructures; Search400.com, covering mid-range computing and SearchCloudComputing.com which covers private and public cloud infrastructure. SearchServerVirtualization.com covers the decision points and alternatives for implementing server virtualization, while SearchVMware.com and RTFM-ed.co.uk focus on managing and building out virtual environments on the most widely-installed server virtualization platform.
We also cover servers, application and desktop solutions deployed in distributed computing environments. The dominant platform, Windows®, no longer represents an offering of discrete operating systems, but rather a diverse computing environment with its own areas of specialization around IT functions such as database administration and security. As Windows servers have become more stable and scalable, they have taken share in data centers, and currently represent one of the largest server sub-sectors. Given the breadth of the Windows market, we have segmented our Windows-focused media based on IT professionals’ infrastructure responsibilities and purchasing focus. Our online properties in this sector include SearchWindowsServer.com, covering servers, storage, and systems management; SearchDomino.com, SearchExchange.com and SearchWinIT.com, each targeted toward senior management for distributed computing environments. This network of sites provides resources and advice to IT professionals pursuing solutions related to such topics as Windows backup and storage, server consolidation, and upgrade planning. SearchEnterpriseDesktop.com, SearchVirtualDesktop.com, BrianMadden.com and LabMice.net all focus on the deployment and management of end-user computing environments. Combined with our two properties that focus on server virtualization, SearchDesktopVirtualization.com and BrianMadden.com, each focusing on desktop virtualization, gives us a comprehensive offering addressing the fast-growing area of virtualization technologies. Our online offerings in this sector are supplemented by in-person regional seminars. Our two BriForum conferences focus on desktop virtualization and related technologies.
•	CIO/IT Strategy. Our CIO/IT Strategy media group provides content targeted at Chief Information Officers, or CIOs, and senior IT executives, enabling them to make informed IT purchases throughout the critical stages of the purchase decision process. CIOs’ areas of interest generally align with the major sectors of the IT market; however, CIOs increasingly are focused on the alignment between IT and their businesses’ operations. Because businesses’ IT strategies vary significantly based upon company size, we have segmented the CIO market by providing specific guidance to CIOs of large enterprises, mid-market enterprises and small to mid-sized businesses (“SMB”s). Data center consolidation, compliance, ITIL/ IT service management, disaster recovery/business continuity, risk management and outsourcing (including software-as-a-service and cloud computing) have all drawn the attention of IT executives who need to understand the operational and strategic implications of these issues and technologies on their businesses. Accordingly, our targeted information resources for senior IT executives focus on ROI, implementation strategies, best practices and comparative assessment of vendor solutions related to these initiatives. Our online properties in this sector include SearchCIO.com, which provides CIOs in large enterprises with strategic information focused on critical purchasing decisions; SearchCIO-Midmarket.com, which targets IT managers at small to medium-sized businesses; and SearchCompliance.com, which provides advice on IT-focused regulations and standards to IT and business executives and other senior IT managers. The CIO/IT Strategy Group also includes online resources and events targeted to IT decision makers in prominent vertical industries. SearchHealthIT.com provides strategic IT purchasing information and advice to senior IT and clinical professionals in hospitals, medical centers, university health centers and other care delivery organizations, as well as organizations in the life sciences sector.

•	Business Applications and Analytics. Our Business Applications and Analytics media group focuses on mission critical software such as databases and business intelligence, enterprise resource planning, and customer facing applications such as CRM software for mid-sized and large companies. Because these applications are critical to the overall success of the businesses that use them, there is a high demand for specialized information by IT and business professionals involved in their purchase, implementation, and ongoing support. Our properties in this sector include SearchCRM.com, BeyeNETWORK.com, SearchBusinessAnalytics.com, SearchDataManagement.com, SearchOracle.com, SearchSAP.com and SearchManufacturingERP.com. These sites are leading online resources that provide this specialized information to support mission critical business applications such as customer relationship management (“CRM”), business intelligence, data management, content management, sales force automation, databases and ERP software.
The SMB market supports a high degree of specialization by software vendors, as applications are offered that address the business requirements of specific industry verticals such as construction, manufacturing, and many others. The purchase of these applications requires extensive up-front research by companies that, in many cases, may not have large or highly specialized IT staffs. Our web-site 2020software.com helps decision-makers from small to mid-sized companies evaluate specialized business applications by providing side-by-side comparisons of the leading software providers in categories such as manufacturing, human resources, financial and accounting, and construction software. Users of the site can request further information and trial software downloads from multiple vendors in a single transaction, simplifying their research process.
•	Application Architecture and Development. The application architecture and development sector is comprised of a broad landscape of tools and languages that enable developers, architects and project managers to build, customize and integrate software for their businesses. Our application architecture and development online properties focus on development in enterprise environments, the underlying languages such as .NET, Java and XML as well as related application development tools and integrated development environments or IDEs. Several trends have had a profound impact on this sector and are driving growth. The desire for more flexible and interoperable applications architecture continues to propel interest in SOA, BPM and web services technologies. Application integration, application testing and security, as well as AJAX and rich Internet applications are also key areas of continuing focus for vendors and developers. Our online properties in this sector include TheServerSide.com and TheServerSide.NET which host independent communities of developers and architects using Java and .NET respectively. Ajaxian.com serves web developers of rich internet applications and SearchWinDevelopment.com serves Windows developers who use the .Net platform. SearchSoftwareQuality.com offers content focused on application testing and quality assurance while SearchSOA.com and eBizQ.net serve Architects, IT Managers and Line of Business Executives who are interested in building out service oriented architectures, BPM and working with related technologies. Our online properties are supplemented by conferences on enterprise application development technologies.

•	Channel. Our Channel properties address the information needs of channel professionals—classified as resellers, value added resellers, solution providers, systems integrators, service providers, managed service providers, and consultants—in the IT market. As IT professionals have become more specialized, IT vendors have actively sought resellers with specific expertise in the vendors’ sub-sectors. Like IT professionals, channel professionals require more focused technical content in order to operate successful businesses in the markets in which they compete. The resulting dynamics in the IT channel are well-suited to our integrated, targeted content strategy. Our online properties in this sector include SearchITChannel.com, SearchStorageChannel.com, SearchSecurityChannel.com, SearchNetworkingChannel.com and SearchSystemsChannel.com. In addition to these websites, TechTarget channel media is able to profile channel professionals accessing information on any website within the TechTarget Network. As channel professionals resell, service and support hardware, software and services from vendors in a particular IT sector, the key areas of focus tend to parallel those for the sub-sectors addressed by our IT-focused properties: for storage, backup, storage virtualization and network storage solutions such as fibre channel SANs, NAS, IP SANs; for security, intrusion defense, compliance and identity management; for networking, wireless, network security and VoIP; for systems, blade servers, consolidation and server virtualization.
•	TechnologyGuide.com. We operate a portfolio of Internet content sites that provide product reviews, price comparisons and user forums for technology products such as laptops, desktops and smartphones. Sites include NotebookReview.com™, Brighthand.com™ (covering smartphones) and TabletPCReview.com™, PrinterComparison.com, DesktopReview. com and DigitalCameraReview.com. These sites represent an ideal complement to our enterprise-IT-focused TechTarget sites because IT professionals purchase a large volume of laptops, desktops, smartphones and mobile computing devices. Thus, these sites offer additional, complementary, in-depth content for our IT audience, as well as access for our advertisers to the broader audiences that visit these sites for information.
User Generated Content and Vendor Content
ITKnowledgeExchange.com is a site devoted entirely to user generated content, and represents our most concerted effort to date to facilitate peer to peer interaction amongst our users via blogs and a Question and Answer section. The site incorporates a number of important Web 2.0 features, such as the use of tag-based navigation that allows users to self-classify content, and wiki-based Q&A functionality that allows them to collaborate with one another to respond to technical questions and product recommendations submitted by other users.
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

Media Offerings
We use the following online and event offerings to provide IT vendors with numerous touch points to reach key IT decision makers and to provide IT professionals with highly specialized content across multiple forms of media. We are experienced in assisting advertisers to develop custom advertising programs that maximize branding and ROI. The following is a description of the services we offer:
•	Online. Our network of websites forms the core of our content platform. Our websites provide IT professionals with comprehensive decision support information tailored to their specific areas of responsibility and purchasing decisions. Through our websites, we offer a variety of online media offerings to connect IT vendors to IT professionals. Our lead generation offerings allow IT vendors to maximize ROI by capturing qualified sales leads from the distribution and promotion of content to our audience of IT professionals. Our branding offerings provide IT vendors exposure to targeted audiences of IT professionals actively researching information related to their product and services. Our branding offerings include banners, e-newsletters, and custom offerings. Banner advertising can be purchased on specific websites within our network. We also offer the ability to advertise in e-newsletters focused on key site sub-topics. Our custom offerings allow customers to have content or entire “micro-sites” created that focus on topics related to their marketing objectives, and include promotion of these vehicles to the TechTarget audience. These offerings give IT vendors the ability to increase their brand awareness to highly specialized IT sectors.
Our lead generation offerings include the following:
•	White Papers. White papers are technical documents created by IT vendors to describe business or technical problems which are addressed by the vendors’ products or services. IT vendors pay us to have their white papers distributed to our users and receive targeted promotion on our relevant websites. Prior to viewing white papers, our registered members and visitors supply their corporate contact information and agree to receive further information from the vendor. The corporate contact and other qualification information for these leads are supplied to the vendor in real time through our proprietary lead management software.
•	Webcasts, Podcasts and Videocasts. IT vendors pay us to sponsor and host webcasts, podcasts, and videocasts that bring informational sessions directly to attendees’ desktops and, in the case of podcasts, directly to their mobile devices. As is the case with white papers, our users supply their corporate contact and qualification information to the webcast, podcast or videocast sponsor when they view or download the content. Sponsorship includes access to the registrant information and visibility before, during and after the event.
•	Promotional E-mails. IT vendors pay us to further target the promotion of their white papers, webcasts, podcasts or downloadable trial software by including their content in our periodic e-mail updates to registered users of our websites. Users who have voluntarily registered on our websites receive an e-mail update from us when vendor content directly related to their interests is listed on our sites.
•	List Rentals. We also offer IT vendors the ability to message relevant registered members on topics related to their interests. IT vendors can rent our e-mail and postal lists of registered members using specific criteria such as company size, geography or job title.

•	Contextual Advertising. Our contextual advertising programs associate IT vendor white papers, webcasts or other content on a particular topic with our related sector-specific content. IT vendors have the option to purchase exclusive sponsorship of content related to their product or category.
•	Third Party Revenue Sharing Arrangements. We have arrangements with certain third parties, including for the licensing of our online content, for the renting of our database of opted-in e-mail subscribers and for which advertising from customers of certain third parties is made available to our website visitors. In each of these arrangements we are paid a share of the resulting revenue.
•	Events. Our in-person events bring together IT professionals to hear from industry experts and to talk to IT vendors about key topics of interest in the sectors we serve. The majority of our events are free to IT professionals and sponsored by IT vendors. Attendees are pre-screened based on event-specific criteria such as sector-specific budget size, company size, or job title. Our sponsors value the ability to meet with an audience of qualified IT decision makers who all have been pre-screened to determine a high level of buying interest and the ability to execute a purchase decision. We offer three types of events: multi-day conferences, seminars and custom events. Multi-day conferences provide independent expert content for our attendees, and allow vendors to purchase exhibit space and other sponsorship offerings that enable interaction with the attendees. We also hold single-day seminars on various topics in major cities. These seminars provide independent content on key sub-topics in the sectors we serve, are free to qualified attendees and offer multiple vendors the ability to interact with specific, targeted audiences actively focused on buying decisions. Our custom events differ from our seminars in that they are exclusively sponsored by a single IT vendor, and the content is driven primarily by the sole sponsor.
Customers
We market to IT vendors targeting a specific audience within an IT sector or sub-sector. We maintain multiple points of contact with our customers in order to provide support throughout a given organization and during critical stages of the sales cycle. As a result, individual customers often run multiple advertising programs with us in order to reach discrete portions of our targeted audience. Our services are generally delivered under short-term contracts that run for the length of a given advertising program, typically less than 6 months in length. Since our founding in 1999, we have developed a broad customer base that now comprises approximately 1,100 active advertisers. During 2010, no one customer represented more than 10% of revenues and the quarterly renewal rate of our top 100 customers has consistently exceeded 95%.
Sales and Marketing
Since our inception in 1999, we have maintained an internal direct sales department that works closely with existing and potential customers to develop customized marketing programs that provide highly targeted access to IT professionals. We organize the sales force by the sector-specific media groups that we operate, as well as a national accounts team that works with our largest advertisers. We believe that our sector-specific sales organization and integrated approach to our service offerings allows our sales personnel to develop a high level of expertise in the specific sectors they cover, and to create effective marketing programs tailored to the customer’s specific objectives. As of December 31, 2010, our sales and marketing staff consisted of approximately 245 people. The majority of our sales staff is located in our Newton, Massachusetts headquarters and our office in San Francisco, California.

We pursue a variety of marketing initiatives designed to support our sales activities by building awareness of our brand to IT vendors, and positioning ourselves as a “thought leader” in ROI-based marketing. These initiatives include purchasing online and event sponsorships in media vehicles that target the technology advertising market, as well as engaging in direct communications with the database of advertising contacts we have built since inception. Examples of our direct communications include selected direct mail updates on new product launches and initiatives. We also produce in-person events, videocasts and white papers for technology marketers where we provide information on the latest best practices in the field of online marketing. Additionally, we publish a blog for marketers entitled “My Educated Guess”, which we use as a thought leadership vehicle to promote our ideas and viewpoints on a myriad of online subjects.
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
Technological Infrastructure
We have developed an expandable operations infrastructure using hardware and software systems from established IT vendors to maintain our websites and online offerings. Our system hardware is co-located at an offsite data center. All of the critical components of the system are redundant, allowing us to withstand unexpected component failure and to undergo maintenance and upgrades. Our infrastructure is scalable, enabling us to make incremental additions that fit into the existing environment as our system requirements grow based on traffic and member growth. Our critical data is copied daily to backup tapes, which are sent to an off-site storage facility. We maintain a quality assurance process to monitor constantly our servers, processes and network connectivity. We have implemented these various redundancies and backup systems in order to minimize the risk associated with damage from fire, power loss, telecommunications failure, break-ins, computer viruses and other events beyond our control. We believe that continued development of our technological infrastructure is critical to our success. We have made, and expect to continue to make, technological improvements in this infrastructure to improve our ability to service our users and customers.
Competition
We compete for potential advertisers with a number of different types of companies, including: broad-based media outlets, such as television, newspapers and business periodicals that are designed to reach a wide audience; general purpose portals and search engines; and offline and online offerings of media companies that produce content specifically for IT professionals. The market for advertisers is highly competitive, and in each of the sectors we serve as well as across the services we offer, our primary competitors are the media companies that produce content specifically for IT professionals. Our primary competitors for advertisers, each of which possess substantial resources to compete, are United Business Media, QuinStreet, International Data Group, CBS Interactive/CNet and Ziff Davis Enterprise, Inc. In the online market we generally compete on the basis of target audience, quality and uniqueness of information content, ease of use of our websites for IT professionals, and the quality and quantity of sales leads generated for advertisers. Our events generally compete on the basis of the quality and integrity of our content offerings, the quality of our attendees, and the ability to provide events that meet the needs of particular sector segments. As with the competition for advertisers, we compete for the users who comprise our target audiences primarily with the media companies that produce content specifically for IT professionals such as United Business Media, QuinStreet, International Data Group, CBS Interactive/CNet and Ziff Davis Enterprise, Inc.

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
CAN-SPAM Act. The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the CAN-SPAM Act, became effective on January 1, 2004. The CAN-SPAM Act regulates commercial e-mails and provides a right on the part of the recipient to request the sender to stop sending messages, and establishes penalties for the sending of e-mail messages that are intended to deceive the recipient as to source or content. Under the CAN-SPAM Act, senders of commercial e-mails (and other persons who initiate those e-mails) are required to make sure that those e-mails do not contain false or misleading transmission information. Commercial e-mails are required to include a valid return e-mail address and other subject heading information so that the sender and the Internet location from which the message has been sent are accurately identified. Recipients must be furnished with an electronic method of informing the sender of the recipient’s decision not to receive further commercial e-mails. In addition, the e-mail must include a postal address of the sender and notice that the e-mail is an advertisement. The CAN-SPAM Act may apply to the e-newsletters that our websites distribute to registered members and to some of our other commercial e-mail communications. However, on May 12, 2008, the FTC issued additional regulations related to the CAN-SPAM Act, including interpretations of the Act that indicate that e-newsletters, such as those we distribute to our registered members, would be exempt from most of the provisions of the CAN-SPAM Act. At this time, we are applying the CAN-SPAM requirements to these e-mail communications, and believe that our e-mail practices comply with the requirements of the CAN-SPAM Act.

Other Consumer Protection Regulation. The FTC and many state attorneys general are applying federal and state consumer protection laws to require that the online collection, use and dissemination of data, and the presentation of Web site content, comply with certain standards for notice, choice, security and access. Courts may also adopt these developing standards. In many cases, the specific limitations imposed by these standards are subject to interpretation by courts and other governmental authorities. In addition, on December 20, 2007, the FTC published for public comment proposed principles to address consumer privacy issues that may arise from so-called “behavioral targeting” (i.e. the tracking of a user’s online activities in order to deliver advertising tailored to his or her interests) and to encourage industry self-regulation. On February 12, 2009, following public comment, the FTC released a Staff Report with its revised principles for self-regulation of behavioral targeting. Although the FTC excluded from the principles both “first-party” behavioral advertising and contextual advertising (each being the types of behavioral targeting activities in which we are currently primarily engaged), with respect to other types of behavioral targeting that include the storage of more, and potentially sensitive, data or that collects information outside of the “traditional Web site context” (such as through a mobile device or by an ISP), the FTC has stated that it will continue to evaluate self-regulatory programs. Further, through a preliminary Staff Report published on December 1, 2010, the FTC indicated that it is considering regulations regarding behavioral targeting which may include implementation of a more rigorous opt-in regime. An opt-in policy would prohibit businesses from collecting and using information obtained through behavioral targeting activities from individuals who have not voluntarily consented. A few states have also introduced legislation that, if enacted, would restrict or prohibit behavioral advertising within the state. In the absence of a federal law pre-empting their enforcement, such state legislation would likely have the practical effect of regulating behavioral advertising nationwide because of the difficulties behind implementing state-specific policies or identifying the location of a particular consumer.
We believe that we are in compliance with applicable consumer protection laws, but a determination by a state or federal agency or court that any of our practices do not meet these standards could create liability to us, result in adverse publicity and affect negatively our businesses. Further, changes to existing regulations or laws or the passage of new regulations or laws such as the federal and state proposed legislation described above could also require us to incur additional costs and restrict our business operations.
In addition, several foreign governmental bodies, including the European Union, the United Kingdom and Canada have regulations dealing with the collection and use of personal information obtained from their citizens, some of which we may be subject to as a result of the expansion of our business internationally. Regulations in these territories have focused on the collection, use, disclosure and security of information that may be used to identify or that actually identifies an individual, such as an e-mail address or a name. Further, within the European Union, certain member state data protection authorities regard IP addresses as personal information, and legislation adopted recently in the European Union requires informed consent for the placement of a cookie on a user device. We believe that we are in compliance with the regulations that apply to us, however, such laws may be modified and new laws may be enacted in the future.
Intellectual Property
We regard our copyrights, domain names, trademarks, trade secrets and similar intellectual property as critical to our success, and rely upon copyright, trademark and trade secrets laws, as well as confidentiality agreements with our employees and others, and protective contractual provisions to protect the proprietary technologies and content that we have developed. We pursue the registration of our material trademarks in the United States and elsewhere. Currently, our TechTarget trademark and logo, as well as the KnowledgeStorm and certain other marks and logos are registered federally in the United States and selected foreign jurisdictions and we have applied for U.S. and foreign registrations for various other marks. In addition, we have registered over 1,200 domain names that are or may be relevant to our business, including “www.techtarget.com,” “www.knowledgestorm.com,” “www.bitpipe.com,” “www.technologyguide.com” and those leveraging the “search” prefix used in the branding of many of our websites. We also incorporate a number of third-party software products into our technology platform pursuant to relevant licenses. Some of this software is proprietary and some is open source. We use third-party software to maintain and enhance, among other things, the content generation and delivery, and support our technology infrastructure. We are not substantially dependent upon these third-party software licenses and we believe the licensed software is generally replaceable, by either licensing or purchasing similar software from another vendor or building the software functions ourselves.

Employees
As of December 31, 2010, we had 577 employees. Our current employees are not represented by a labor union and are not the subject of a collective bargaining agreement.

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
The primary source of our revenues is the sale of advertising to our customers. Our advertising revenues accounted for approximately 99% of our total revenues for the year ended December 31, 2010. We believe that advertising spending on the Internet, as in traditional media, fluctuates significantly as a result of a variety of factors, many of which are outside of our control. These factors include:
•	variations in expenditures by advertisers due to budgetary constraints;
•	the cancellation or delay of projects by advertisers;
•	the cyclical and discretionary nature of advertising spending;
•	general macro-economic conditions, as well as economic conditions specific to the Internet and online and offline media industry; and
•	the occurrence of extraordinary events, such as natural disasters, international or domestic terrorist attacks or armed conflict.
Because all of our customers are in the IT industry, our revenues are subject to characteristics of the IT industry that can affect advertising spending by IT vendors.
The IT industry is characterized by, among other things, volatile quarterly results, uneven sales patterns, short product life cycles, rapid technological developments, a heightened level of product obsolescence and frequent new product introductions and enhancements. As a result, our customers’ advertising budgets, which are often viewed as discretionary expenditures, may increase or decrease significantly over a short period of time. In addition, the advertising budgets of our customers may fluctuate as a result of:
•	weakness in corporate IT spending resulting in a decline in IT advertising spending;
•	increased concentration in the IT industry as a result of consolidations or bankruptcies, leading to a decrease in the number of current and prospective customers, as well as an overall reduction in advertising;

•	reduced spending by combined entities following such consolidations;
•	the timing of advertising campaigns around new product introductions and initiatives; and
•	economic conditions specific to the IT industry.
The continuing general economic, business, or industry conditions may adversely affect the business of the Company, as well as our ability to forecast financial results.
The domestic and international economies continue to experience ongoing instability and limited growth. This period of instability has been magnified by factors including changes in the availability of credit, decreased business and consumer confidence and continuing high unemployment. These and other macro-economic conditions, including recent political unrest in the Middle East, have contributed to increased volatility and diminished expectations for the global economy and expectations of future global economic growth. If the economic climate in the U.S. and abroad does not improve or deteriorates, our customers or potential customers could reduce or delay their purchases of our offerings, which would adversely impact our revenues and our ability to sell our offerings, collect customer receivables and, ultimately, our profitability. Additionally, future economic conditions currently continue to have a high degree of inherent uncertainty. As a result, it continues to be difficult to estimate the level of growth or contraction for the economy as a whole, as well as for the various sectors of the economy, such as the IT market. Because all components of our budgeting and forecasting are dependent upon estimates of growth or contraction in the IT market and demand for our offerings, the prevailing economic uncertainties continue to render accurate estimates of future income and expenditures very difficult to make. We cannot predict the effect or duration of current economic conditions or the timing or strength of the economic recovery, worldwide or in the IT industry. Further adverse changes may occur as a result of soft global, domestic or regional economic conditions, wavering consumer confidence, unemployment, declines in stock markets, or other factors affecting economic conditions generally. These changes may negatively affect the sales of our offerings, increase exposure to losses from bad debts, increase the cost and decrease the availability of financing, or increase the risk of loss on investments.
Lingering effects of financial market instability and continued uncertain conditions in the United States and global economies have in the past and could in the future adversely affect our revenues and operating results.
We believe that the lingering effects of the instability affecting the financial markets and a further deterioration in the current business climate within the United States and/or other geographic regions in which we do business have had, and could continue to have, a negative impact on our revenue and operating results. Because all of our clients are in the IT industry, the success of our business is intrinsically linked to the health, and subject to market conditions, of the IT industry as well as regional, domestic and global economic weakness and uncertainty. In turn, many of our customers have reassessed and will, for the foreseeable future, be likely to continue to carefully scrutinize their spending on advertising campaigns. Prior market downturns in the IT industry have resulted in declines in advertising spending, which can cause longer sales cycles, deferral or delay of purchases by IT vendors and generally reduced expenditures for advertising and related services. Our revenues and profitability depend on the overall demand for advertising services from our customers. We believe that demand for our offerings has been in the past, and could be in the future, disproportionately affected by fluctuations, disruptions, instability or downturns in the economy and the IT industry, which may cause customers and potential customers to exit the industry or delay, cancel or reduce any planned expenditures for our advertising offerings. Furthermore, competitors may respond to market conditions by lowering prices and attempting to lure away our customers and prospects to lower cost offerings. In addition, the slowdown in the formation of new IT companies, and the decline in the growth of existing IT companies, may continue to cause a decline in demand for our offerings.

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
We have experienced and expect to continue to experience fluctuations in our quarterly revenues and operating results. Our quarterly revenues and operating results may fluctuate from quarter to quarter due to a number of factors, many of which are outside of our control. In addition to the factors described elsewhere in this “Risk Factors” section, these factors include:
•	the spending priorities and advertising budget cycles of specific advertisers;
•	the addition or loss of advertisers;
•	the addition of new sites and services by us or our competitors; and
•	normal seasonal fluctuations in advertising spending.
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
We compete for potential advertisers with a number of different types of offerings and companies, including: broad-based media outlets, such as television, newspapers and business periodicals that are designed to reach a wide audience; general purpose portals and search engines; and offline and online offerings of media companies that produce content specifically for IT professionals, including International Data Group, United Business Media, QuinStreet, CNet and Ziff Davis Enterprise. Advertisers may choose our competitors over us not only because they prefer our competitors’ online and events offerings to ours, but also because advertisers prefer to utilize other forms of advertising offered by our competitors that are not offered by us and/or to diversify their advertising expenditures. Although less than 6% of our revenues for the year ended December 31, 2010 were derived from advertisers located outside of North America, as we continue to expand internationally, as we did in 2008 by operating our own websites in the United Kingdom, in 2009 in India and Spain and, in 2010, operating in both China and Australia, we expect to compete with many of the competitors mentioned above, as well as with established media companies based in particular countries or geographical regions. Many of these foreign-based media companies will be larger than we are and will have established relationships with local advertisers. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. As a result, we could lose market share to our competitors in one or more of our businesses and our revenues could decline.
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
Our ability to build and maintain brand recognition is critical to attracting and expanding our online user base and attendance at our events. We intend to continue to build existing brands and introduce new brands that we hope will resonate with our targeted audiences, but we may not be successful. In order to promote these brands, in response to competitive pressures or otherwise, we may find it necessary to increase our marketing budget, hire additional marketing and public relations personnel or otherwise increase our financial commitment to creating and maintaining brand loyalty among our clients. If we fail to promote and maintain our brands effectively, or incur excessive expenses attempting to promote and maintain our brands, our business and financial results may suffer.
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
Our success depends on our ability to attract, hire and retain at commercially reasonable rates qualified technical, editorial, sales and marketing, customer support, financial and accounting, legal and other managerial personnel. The competition for personnel in the industries and geographies in which we operate is intense. Our personnel may terminate their employment at any time for any reason. Loss of personnel may also result in increased costs for replacement hiring and training. If we fail to attract and hire new personnel or retain and motivate our current personnel, we may not be able to operate our businesses effectively or efficiently, serve our customers properly or maintain the quality of our content and services. In particular, our success depends in significant part on maintaining and growing an effective sales force. This dependence involves a number of challenges, including:
•	the need to hire, integrate, motivate and retain additional sales and sales support personnel;

•	the need to train new sales personnel, many of whom lack sales experience when they are hired; and
•	competition from other companies in hiring and retaining qualified sales personnel.
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
We have acquired, and in the future may acquire or invest in, complementary businesses, products or technologies. Acquisitions and investments involve numerous risks including:
•	difficulty in assimilating the operations and personnel of acquired businesses;
•	potential disruption of our ongoing businesses and distraction of our management and the management of acquired companies;
•	difficulty in incorporating acquired technology and rights into our offerings and services;
•	unanticipated expenses related to technology and other integration;
•	potential failure to achieve additional sales and enhance our customer bases through cross marketing of the combined company’s services to new and existing customers;
•	potential detrimental impact to our pricing based on the historical pricing of any acquired business with common clients and the market generally;
•	application of complex accounting rules;
•	potential litigation resulting from our business combinations or acquisition activities; and
•	potential unknown liabilities associated with the acquired businesses.
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
We collect information from our users who register on our websites or for services, or respond to surveys. Subject to each user’s permission (or right to decline, which we refer to as an “opt-out”), we may use this information to inform our users of services that have indicated may be of interest to them. We may also share this information with our advertising clients for registered members who have elected to receive additional promotional materials and have granted us permission to share their information with third parties. We also collect information on our registered members/users based on their activity on our sites. The U.S. federal and various state governments have adopted or proposed limitations on the collection, distribution and use of personal information of Internet users. Several foreign jurisdictions, including the European Union, the United Kingdom and Canada, have adopted legislation (including directives or regulations) that may increase the requirements for collecting, or limit our collection and use of, information from Internet users in these jurisdictions. In addition, growing public concern about privacy, data security and the collection, distribution and use of personal information has led to self-regulation of these practices by the Internet advertising and direct marketing industry, and to increased federal and state regulation. Because many of the proposed laws or regulations are in their early stages, we cannot yet determine the impact these regulations may have on our business over time. Although, to date, our efforts to comply with applicable federal and state laws and regulations have not hurt our business, additional, more burdensome laws or regulations, including more restrictive consumer privacy and data security laws, could be enacted or applied to us or our customers. Such laws or regulations could impair our ability to collect user information that helps us to provide more targeted advertising to our users, thereby impairing our ability to maintain and grow our audience and maximize advertising revenue from our advertising clients. Additionally, the US Federal Trade Commission (the “FTC”) and many state attorneys general are applying federal and state consumer protection laws to require that the online collection, use and dissemination of data, and the presentation of Web site content, comply with certain standards for notice, choice, security and access. Courts may also adopt these developing standards. In many cases, the specific limitations imposed by these standards are subject to interpretation by courts and other governmental authorities. In addition, on December 20, 2007, the FTC published for public comment proposed principles to address consumer privacy issues that may arise from so-called “behavioral targeting” (i.e. the tracking of a user’s online activities in order to deliver advertising tailored to his or her interests) and to encourage industry self-regulation. On February 12, 2009, following public comment, the FTC released a Staff Report with its revised principles for self-regulation of behavioral targeting. Although the FTC currently appears to be less concerned with “first-party” behavioral and contextual advertising (each being the types of behavioral targeting activities in which we are currently primarily engaged) than other types of behavioral targeting that include the storage of more potentially sensitive data or that collects information outside of the “traditional Web site context” (such as through a mobile device or by an ISP), the FTC has stated that it will continue to evaluate self-regulatory programs. Further, through a preliminary staff report published on October 1, 2010, the FTC indicated that it is considering regulations regarding behavioral targeting which may include implementation of a more rigorous opt-in regime. An opt-in policy would prohibit businesses from collecting and using information obtained through behavioral targeting activities from individuals who have not voluntarily consented. Among other things, the implementation of an opt-in regime could require substantial technical support and negatively impact the market for our services. Prompted by the FTC’s preliminary staff report, several legislators have introduced various online consumer privacy bills that would provide the FTC with the rulemaking authority it currently lacks to establish standards for an online opt-out mechanism to prohibit the collection of certain information. Additionally, Senators John McCain (R-Az.) and John Kerry (D-Mass.) are circulating proposed legislation to create an “online privacy bill of rights,” which will require companies to seek an individual’s permission to share his/her data. The senators plan to introduce the bill before a Senate hearing on “The State of Online Consumer Privacy” scheduled for March 16, 2011. A few states have also introduced legislation that, if enacted, would restrict or prohibit behavioral advertising within the state. In the absence of a federal law pre-empting their enforcement, such state legislation would likely have the practical effect of regulating behavioral advertising nationwide because of the difficulties behind implementing state-specific policies or identifying the location of a particular consumer. In the event of additional legislation in this area, our ability to effectively target our users may be limited. We believe that we are in compliance with applicable consumer protection laws that apply to us, but a determination by a state or federal agency or court that any of our practices do not meet these regulations could create liability to us, result in adverse publicity and affect negatively our businesses. New interpretations of these standards could also require us to incur additional costs and restrict our business operations. In addition, several foreign governmental bodies, including the European Union, the United Kingdom and Canada have regulations dealing with the collection and use of personal information obtained from their citizens, some of which we have become subject to as a result of the expansion of our business internationally. Regulations in these territories have focused on the collection, use, disclosure and security of information that may be used to identify or that actually identifies an individual, such as an email address or a name. Further, within the European Union, certain member state data protection authorities regard IP addresses as personal information, and legislation adopted recently in the European Union requires informed consent for the placement of a cookie on a user device. We believe that we are in material compliance with such regulations, as applicable to us, however, such regulations and laws may be modified and new regulations and laws may be enacted in the future. Any such developments (or developments stemming from enactment or modification of other laws) or the failure to anticipate accurately the application or interpretation of these laws could create liability to us, result in adverse publicity and affect negatively our businesses.

Increased exposure from loss of personal information could impose significant additional costs on us.
Many states in which we operate have enacted regulations requiring us to notify customers in the event that certain customer information is accessed, or believed to have been accessed, without authorization and in some cases also develop proscriptive policies to protect against such unauthorized access. Such notifications can result in private causes of action being filed against us. Additionally, increasing regulatory demands are requiring us to provide protection of personal information to prevent identity theft. Should we experience a loss of protected data, efforts to regain compliance and address penalties imposed by such regulatory regimes could increase our costs.
There are a number of risks associated with expansion of our business internationally that could adversely affect our business.
We have license and other arrangements in various countries and maintain direct presences in the United Kingdom and India, as well as operations in China and Australia. In addition to facing many of the same challenges we face domestically, there are additional risks and costs inherent in expanding our business in international markets, including:
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
There are substantial uncertainties regarding the interpretation and application of the laws and regulations of the People’s Republic of China (“PRC”), including, but not limited to, the laws and regulations governing our business in the PRC, and the enforcement and performance of the contractual arrangements between our wholly-owned subsidiary, TechTarget (HK) Limited (“TTGT HK”), and our affiliated Chinese entity, Keji Wangtuo (Beijing) Information Technology Co., Ltd (“Keji Wangtuo”), and its shareholders. The Company and TTGT HK are considered foreign persons under PRC law. As a result, the Company and TTGT HK are subject to PRC law limitations on foreign ownership of companies engaged in value-added telecommunications services, including internet-related services, and advertising. Accordingly, we operate our websites and our online advertising business in China through Keji Wangtuo, a company wholly-owned by two citizens of the PRC; we have no equity ownership interest in Keji Wangtuo. Keji Wangtuo holds the licenses and approvals necessary to operate our websites and online advertising business in China. Through our wholly-owned subsidiary, TTGT HK, we have contractual arrangements with Keji Wangtuo and its shareholders, including a Management and Consulting Services Agreement, a Voting Proxy Agreement, an Equity Pledge Agreement and an Option Agreement, that allow us to substantially control and operate Keji Wangtuo, and give us the economic benefit of those operations. We cannot be sure that we will be able to enforce these contracts. In addition, such contractual arrangements may not prove as effective in exercising control over Keji Wangtuo as direct ownership.
Although we believe we are in compliance with current PRC regulations, we cannot be sure that the Chinese Government would agree that our operating and equity arrangements with Keiji Wangtuo comply with Chinese law. If the Chinese government determines that we are not in compliance with applicable law, it could revoke our business and operating licenses, require us to discontinue or restrict our operations, restrict our right to collect revenues, block our websites in China, require us to restructure our Chinese operations, impose additional conditions or requirements with which we may not be able to comply, impose restrictions on our business operations or on our customers, or take other regulatory or enforcement actions against us that could be harmful to our business in China.
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
Our operations are dependent on our communications systems and computer hardware, all of which are located in data centers operated by third parties. These systems could be damaged by fire, floods, earthquakes, power loss, telecommunication failures and other similar events and natural disasters. Our insurance policies have limited coverage levels for loss or damages in these events and may not adequately compensate us for any losses that may occur. In addition, terrorist acts or acts of war may cause harm to our employees or damage our facilities, our clients, our clients’ customers and vendors, or cause us to postpone or cancel, or result in dramatically reduced attendance at, our events, which could adversely impact our revenues, costs and expenses and financial position. We are predominantly uninsured for losses and interruptions to our systems or cancellations of events caused by terrorist acts and acts of war.
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
We may experience service disruptions for the following reasons:
•	occasional scheduled maintenance;
•	equipment failure;
•	traffic volume to our websites that exceed our infrastructure’s capacity; and
•	natural disasters, telecommunications failures, power failures, other system failures, maintenance, viruses, hacking or other events outside of our control.
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
We have identified a material weakness in our internal controls over financial reporting, which has not been fully remediated. In addition, we may experience additional material weaknesses in the future. Any material weaknesses in our internal control over financial reporting or our failure to remediate such material weaknesses could result in a material misstatement in our financial statements not being prevented or detected and could adversely affect investor confidence in the accuracy and completeness of our financial statements, as well as our stock price.
We have identified a material weakness in our internal control over financial reporting. Our current accounting and financial reporting system and related internal controls are inadequate to carry out the volume and level of complexities associated with our online service revenue transactions. There exists a reasonable possibility that a material error related to revenue and revenue-related accounts would not be detected on a timely basis. This material weakness and our remediation plans are described further in Item 9A in this Annual Report on Form 10-K. Material weaknesses in our internal control over financial reporting could result in material misstatements in our financial statements not being prevented or detected. Although we have implemented a Sarbanes-Oxley Remediation Plan, we may experience difficulties or delays in achieving goals under this plan and completing remediation, or may not be able to successfully remediate material weaknesses at all. Any material weakness or unsuccessful remediation could harm investor confidence in the accuracy and completeness of our financial statements, which in turn could harm our business and have an adverse effect on our stock price and our ability to raise additional funds.

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
In the course of our operating history, we have acquired assets and businesses. Some of our acquisitions have resulted in the recording of a significant amount of goodwill and/or intangible assets on our financial statements. We had approximately $102.9 million of goodwill and net intangible assets as of December 31, 2010. The goodwill and/or intangible assets were recorded because the fair value of the net tangible assets acquired was less than the purchase price. We may not realize the full value of the goodwill and/or intangible assets. As such, we evaluate goodwill and other intangible assets with indefinite useful lives for impairment on an annual basis or more frequently if events or circumstances suggest that the asset may be impaired. We evaluate other intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. If goodwill or other intangible assets are determined to be impaired, we will write off the unrecoverable portion as a charge to our earnings. If we acquire new assets and businesses in the future, as we intend to do, we may record additional goodwill and/or intangible assets. The possible write-off of the goodwill and/or intangible assets could negatively impact our future earnings and, as a result, the market price of our common stock could decline.
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
If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. A large portion of our outstanding shares of common stock are held by our officers, directors and affiliates. Two of the largest percentages of our shares are owned by venture capital funds, which are typically structured to have a finite life. As these venture capital funds approach or pass the respective terms of the fund, the decision to sell or hold our stock may be based not only on the underlying investment merits of our stock, but also on the requirements of their internal fund structure. Our directors, executive officers and significant stockholders beneficially own approximately 23.8 million shares of our common stock, which represents 64% of our shares outstanding as of December 31, 2010. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline substantially.

A limited number of stockholders will have the ability to influence the outcome of director elections and other matters requiring stockholder approval.
Our directors, executive officers and significant stockholders beneficially own approximately 64% of our outstanding common stock. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the election of directors, the amendment of our certificate of incorporation and bylaws and the approval of mergers or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by other stockholders.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
In the first quarter of 2010, we relocated our corporate headquarters from Needham, Massachusetts to Newton, Massachusetts for which we entered into an agreement to lease approximately 87,875 square feet of office space. The lease commenced in February 2010 and has a term of 10 years. In November 2010, we signed an amendment to the Newton lease for approximately 8,400 square feet of additional space beginning in late March 2011. We also have leases for several sales offices located in other parts of the United States and internationally. We do not own any real property. We believe that our leased facilities are, in general, in good operating condition and adequate for our current operations and that additional leased space can be obtained if needed.

Item 3.	Legal Proceedings
We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened litigation against us that could have a material adverse effect on our business, operating results or financial condition.

Item 4.	Removed and Reserved.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the Nasdaq Global Market under the trading symbol “TTGT”. The following table sets forth the high and low sales prices of our common stock, as reported by the Nasdaq Global Market, for each quarterly period in 2010 and 2009:

	High	Low
Fiscal 2010
Quarter ended March 31, 2010	$6.48	$5.01
Quarter ended June 30, 2010	$6.36	$4.35
Quarter ended September 30, 2010	$6.48	$4.26
Quarter ended December 31, 2010	$8.10	$5.03

Fiscal 2009
Quarter ended March 31, 2009	$4.99	$2.30
Quarter ended June 30, 2009	$5.38	$2.13
Quarter ended September 30, 2009	$8.00	$3.98
Quarter ended December 31, 2009	$6.94	$5.20
The closing sale price of our common stock, as reported by the Nasdaq Global Market, was $7.88 on February 25, 2011.
Holders
As of February 25, 2011 there were approximately 185 stockholders of record of our common stock based on the records of our transfer agent.
Dividends
We did not declare or pay any cash dividends on our common stock during the two most recent fiscal years. We currently intend to retain earnings, if any, to fund the development and growth of our business and do not anticipate paying other cash dividends on our common stock in the foreseeable future. Our payment of any future dividends will be at the sole discretion of our board of directors after taking into account various factors, including our financial condition, operating results, cash needs and growth plans.
Recent Sales of Unregistered Securities
Since January 1, 2008, we have issued the following securities that were not registered under the Securities Act:
(a) Grants and Exercises of Stock Options
During 2010, 2009 and 2008, pursuant to our 2007 Stock Option and Incentive plan we granted stock options to purchase shares of common stock of 200,000, 755,000 and 1,127,295, respectively, with a weighted average exercise price per share of $7.04, $5.82 and $5.24, respectively. During 2010, 2009 and 2008, options exercised were 325,547, 304,349 and 463,082, respectively.
During 2010, 2009 and 2008, we granted restricted stock awards of 1,592,588, 1,962,954 and 55,667, respectively, with a weighted average grant date fair value of $6.55, $4.03 and $7.83, respectively.
The issuance of common stock upon exercise of the options was exempt either pursuant to Rule 701, as a transaction pursuant to a compensatory benefit plan, or pursuant to Section 4(2), as a transaction by an issuer not involving a public offering.
(b) Exercises of Warrants
During 2008, we issued 6,886 shares of our common stock upon the cashless exercise of warrants. We did not receive any consideration from the cashless exercises apart from the surrender of the underlying warrants.

The issuances of common stock upon the exercise of the warrants were made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.
Use of Proceeds from Public Offering of Common Stock
In May 2007, we completed our initial public offering (“IPO”) pursuant to a registration statement on Form S-1 (File No. 333-140503) that was declared effective by the SEC on May 16, 2007. Under the registration statement, we registered the offering and sale of an aggregate of 7,700,000 shares of our common stock, $0.001 par value, of which 6,427,152 shares were sold by the Company and 1,272,848 were sold by certain selling stockholders. All of the shares of common stock issued pursuant to the registration statement, including the shares sold by the selling stockholders, were sold at a price to the public of $13.00 per share.
As a result of the IPO, we raised a total of $83.2 million in net proceeds after deducting underwriting discounts and commissions of approximately $6.4 million and offering expenses of approximately $2.3 million. In May 2007 we repaid $12.0 million that we had borrowed against our revolving credit facility in conjunction with the acquisition of TechnologyGuide.com in April 2007. In November 2007 we acquired KnowledgeStorm, Inc. for approximately $58.0 million, consisting of approximately $52.0 million in cash and 359,820 shares of unregistered common stock of TechTarget valued at $6.0 million. In November 2008 we acquired The Brian Madden Company LLC for approximately $1.3 million in cash. In March 2010 we acquired ebizQ.net and certain other assets from IT Quadrant, Inc. using $0.5 million of cash; in April 2010 we acquired certain assets of Powell Media LLC, who operates the BeyeNETWORK, using $1.3 million of cash and in October 2010 we obtained operating control of Beijing-based Keji Wangtuo Information Technology Co., Ltd. (“KWIT”) for $3.2 million in cash.
In November 2010, we commenced a tender offer to purchase up to 10 million shares of our common stock. Upon expiration of the offer in December 2010, we accepted for purchase 5,857,878 shares of our common stock at a purchase price of $6.00 per share. The total cost of the tender offer was $35.3 million, which includes $0.2 million of expenses directly attributable to the tender offer.
With the exception of amounts paid to one stockholder affiliate in the tender offer, none of the net proceeds were paid, directly or indirectly, to directors, officers, persons owning ten percent or more of our equity securities, or any of our other affiliates.
Equity Compensation Plan Information
Information relating to compensation plans under which our equity securities are authorized for issuance is set forth under “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in Item 12 below.
Stock Performance Graph
The following graph compares the cumulative total return to stockholders of our common stock for the period from May 16, 2007, the date of our initial public offering, to December 31, 2010, to the cumulative total return of the Russell 2000 Index and the S&P 500 Media Industry Index for the same period. This graph assumes the investment of $100.00 on May 16, 2007 in our common stock, the Russell 2000 Index and the S&P 500 Media Industry Index and assumes any dividends are reinvested.

COMPARATIVE STOCK PERFORMANCE
Among TechTarget, Inc.
The Russell 2000 Index and
The S&P 500 Media Industry Index

	5/16/07	6/30/07	9/30/07	12/31/07	3/31/08	6/30/08	9/30/08	12/31/08	3/31/09	6/30/09	9/30/09	12/31/09	3/31/10	6/30/10	9/30/10	12/31/10

TechTarget Inc	100.00	98.85	130.00	113.69	109.00	81.23	53.85	33.23	18.46	30.77	43.85	43.31	40.23	41.38	40.38	61.00
Russell 2000	100.00	101.82	98.67	94.15	84.83	85.33	84.38	62.34	53.02	63.99	76.32	79.28	86.30	77.73	86.51	100.57
S&P 500 Media Industry	100.00	98.51	91.63	84.46	75.67	72.47	64.24	48.04	40.69	53.70	65.96	73.80	80.75	73.13	80.19	90.62
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

Issuer Purchases of Equity Securities
The following table provides information about purchases by the Company during the quarter ended December 31, 2010 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:
ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Maximum
Number (or
			Total	Approximate
			Number of	Dollar
			Shares (or	Value) of
			Units)	Shares (or
			Purchased	Units) that
	Total	Average	as Part of	May Yet Be
	Number	Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
	(or Units)	Share	Plans or	Plans or
	Purchased	(or	Programs	Programs
Period	(1)	Unit)	(2)	(2)
October 2010	—	—	—	—
November 2010	—	—	—	—
December 2010	5,857,878	$6.00	5,857,878	—

(1)	We repurchased an aggregate of 5,857,878 shares of our common stock pursuant to the tender offer that we publicly announced on November 8, 2010 (the “Tender Offer”).

(2)	Our board of directors approved the repurchase by us of up to an aggregate of 10,000,000 shares of our common stock having a value of up to $60,000,000 in the aggregate pursuant to the Tender Offer. This Tender Offer expired on December 9, 2010.

Item 6.	Selected Consolidated Financial Data
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

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Revenues:
Online	$82,330	$72,345	$77,373	$61,353	$51,372
Events	12,679	14,152	22,786	24,254	19,708
Print	—	—	4,385	6,643	8,119

Total revenues	95,009	86,497	104,544	92,250	79,199

Cost of revenues:
Online(1)	19,033	19,378	21,404	15,575	12,988
Events(1)	4,066	5,600	9,531	8,611	6,493
Print(1)	—	—	2,156	3,788	5,339

Total cost of revenues	23,099	24,978	33,091	27,974	24,820

Gross profit	71,910	61,519	71,453	64,276	54,379
Operating expenses:
Selling and marketing(1)	35,667	32,685	33,481	28,048	20,305
Product development(1)	8,103	8,664	10,995	7,320	6,295
General and administrative(1)	19,328	18,844	14,663	12,592	8,756
Depreciation	2,389	2,219	2,406	1,610	1,144
Amortization of intangible assets	4,523	4,714	5,306	4,740	5,029
Restructuring charge	—	—	1,494	—	—

Total operating expenses	70,010	67,126	68,345	54,310	41,529

Operating (loss) income	1,900	(5,607)	3,108	9,966	12,850
Interest and other income, net	176	267	1,440	1,831	321

(Loss) income before (benefit from) provision for income taxes	2,076	(5,340)	4,548	11,797	13,171
Provision for (benefit from) income taxes	3,258	(224)	2,784	5,252	5,658

Net (loss) income	$(1,182)	$(5,116)	$1,764	$6,545	$7,513

Net (loss) income per common share(2):
Basic	$(0.03)	$(0.12)	$0.04	$0.09	$(0.42)

Diluted	$(0.03)	$(0.12)	$0.04	$0.08	$(0.42)

Weighted average common shares outstanding:
Basic	42,771	41,865	41,425	28,384	7,824

Diluted	42,771	41,865	43,440	31,347	7,824

Other Data:
Adjusted EBITDA (unaudited)(3)	$19,813	$13,949	$20,985	$22,150	$20,273

	As of December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$50,134	$82,557	$69,568	$62,001	$30,830
Total assets	$193,758	$214,063	$210,012	$202,488	$94,156
Total liabilities	$19,898	$16,199	$19,075	$25,155	$24,309
Treasury stock	$(35,343)	$—	$—	$—	$—
Total redeemable convertible preferred stock	$—	$—	$—	$—	$136,766
Total stockholders’ equity (deficit)	$173,860	$197,864	$190,937	$177,334	$(66,919)

(1) Amounts include stock-based compensation expense as follows:

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands)

Cost of online revenue	$173	$454	$407	$189	$87
Cost of events revenue	87	94	91	53	31
Cost of print revenue	—	—	6	15	12
Selling and marketing	6,380	6,025	4,813	2,999	606
Product development	520	535	473	334	90
General and administrative	3,841	5,515	2,881	2,244	424

Total	$11,001	$12,623	$8,671	$5,834	$1,250

(2)	Basic and diluted net (loss) income per common share is computed by dividing the net (loss) income applicable to common stockholders by the basic and diluted weighted-average number of common shares outstanding for the fiscal period. See Note 2 of our “Notes to Consolidated Financial Statements.”

(3)	The following table reconciles net (loss) income to adjusted EBITDA for the periods presented and is unaudited:

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Net (loss) income	$(1,182)	$(5,116)	$1,764	$6,545	$7,513
Interest and other income, net	176	267	1,440	1,831	321
Provision for (benefit from) income taxes	3,258	(224)	2,784	5,252	5,658
Depreciation	2,389	2,219	2,406	1,610	1,144
Amortization of intangible assets	4,523	4,714	5,306	4,740	5,029

EBITDA	8,812	1,326	10,820	16,316	19,023
Stock-based compensation	11,001	12,623	8,671	5,834	1,250
Restructuring charge	—	—	1,494	—	—

Adjusted EBITDA	$19,813	$13,949	$20,985	$22,150	$20,273

Adjusted EBITDA is a metric used by management when reviewing the company’s performance. EBITDA represents net income (loss) before interest and other income (expense) net, provision for (benefit from) income taxes, depreciation and amortization. Adjusted EBITDA represents EBITDA as further adjusted to exclude stock-based compensation and restructuring charges. We present Adjusted EBITDA as a supplemental performance measure because we believe it facilitates operating performance comparisons from period to period and company to company by backing out potential differences caused by variations in capital structures (affecting interest expense), tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses), the age and book depreciation of fixed assets (affecting relative depreciation expense), and the impact of non-cash stock-based compensation expense costs. Because Adjusted EBITDA facilitates internal comparisons of operating performance on a more consistent basis, we also use Adjusted EBITDA in measuring our performance relative to that of our competitors. We also use Adjusted EBITDA in connection with our compensation of our executive officers and senior management. Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net (loss) income, operating income or any other performance measures derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our profitability or liquidity. We understand that although Adjusted EBITDA is frequently used by securities analysts, lenders and others in their evaluation of companies, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:
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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly under the heading “Risk Factors.”
Overview
Background
We are a leading provider of specialized online content that brings together buyers and sellers of corporate IT products. We sell customized marketing programs that enable IT vendors to reach corporate IT decision makers who are actively researching specific IT purchases.
Our integrated content platform consists of a network of websites that we complement with targeted in-person events. Throughout the critical stages of the purchase decision process, our content offerings meet Information Technology (“IT”) professionals’ needs for expert, peer and IT vendor information, and provide a platform on which IT vendors can launch targeted marketing campaigns that generate measurable, high Return on Investment (“ROI”). As IT professionals have become increasingly specialized, they have come to rely on our sector-specific websites for purchasing decision support. Our content enables IT professionals to navigate the complex and rapidly changing IT landscape where purchasing decisions can have significant financial and operational consequences. Based upon the logical clustering of our users’ respective job responsibilities and the marketing focus of the products that our customers are advertising, we currently categorize our content offerings across nine distinct media groups: Application Architecture and Development; Business Applications and Analytics; Channel; CIO/IT Strategy; Data Center and Virtualization Technologies; Networking; Security; Storage; and TechnologyGuide.com.
On March 1, 2010, we acquired ebizQ.net and certain other assets from IT Quadrant, Inc. for $0.5 million in cash plus a potential future earnout valued at $0.6 million at the time of the acquisition. ebizQ.net is a leading website for business and IT decision makers focused on Business Process Management (“BPM”) and Service-Oriented Architecture (“SOA”). ebizQ.net maintains an online community with more than 100,000 members that provides original editorial and independent content from leading industry analysts and experts via blogs, webinars, podcasts, white papers, and virtual events.
On April 12, 2010, we acquired certain assets of Powell Media LLC for $1.3 million in cash plus a potential future earnout valued at $0.9 million at the time of the acquisition. Powell Media LLC operated the BeyeNETWORK, a group of online technology sites that provide news, expert information and exclusive resources on the business information management lifecycle, including business intelligence (“BI”) best practices, business analytics, data integration, and data governance. All of the sites’ content is written by industry experts who share their experiences and research in a collection of articles, podcasts, and blogs focused on specific vertical industries.
As of October 1, 2010, through our wholly-owned subsidiary, TechTarget (HK) Limited (“TTGT HK”), we obtained effective control of a variable interest entity (“VIE”), Keji Wangtuo Information Technology Co., Ltd, (“KWIT”), which was incorporated under the laws of the People’s Republic of China (“PRC”) on November 27, 2007, for $3.2 million in cash. KWIT was an existing TechTarget partner that operates Chinese-language versions of some of our websites.
PRC laws and regulations prohibit or restrict foreign ownership of Internet-related services and advertising businesses. To comply with these foreign ownership restrictions, we operate our websites and provide online advertising services in the PRC through this VIE. We have entered into certain exclusive agreements with the VIE and its shareholders through TTGT HK, which obligate TTGT HK to absorb a majority of the risk of loss from the VIE’s activities and entitles TTGT HK to receive a majority of their residual returns. In addition, we have entered into certain agreements with the authorized parties through TTGT HK, including Management and Consulting Services, Voting Proxy, Equity Pledge and Option Agreements.

Based on these contractual arrangements, we consolidate the VIE as required by Accounting Standards Codification (“ASC”) subtopic 810-10 (“ASC 810-10”), Consolidation: Overall (Pre-Codification: Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51), because we hold all the variable interests of the VIE through TTGT HK, which is the primary beneficiary of the VIE. Despite the lack of technical majority ownership, there exists a parent-subsidiary relationship between us and the VIE through the aforementioned agreements, whereby the equity holders of the VIEs effectively assigned all of their voting rights underlying their equity interest in the VIE to TTGT HK. In addition, through the other aforementioned agreements, we demonstrate our ability and intention to continue to exercise the ability to obtain substantially all of the profits and absorb all of the expected losses of the VIE.
On November 9, 2009, we filed a Form 8-K disclosing that we were delaying the filing of our Quarterly Report on Form 10-Q for the third quarter of 2009. We further disclosed that we had identified an improper accounting practice relating to certain customer credits that were improperly eliminated as liabilities on our balance sheet. As a result, our Audit Committee conducted an investigation into this matter and concluded that there were certain errors in our previously reported financial statements.
To correct the customer credit errors, we recorded a net adjustment which increased accounts payable by $1.0 million and decreased income before provision for income taxes by $1.0 million in 2009. The aggregate net adjustment accumulated over several years and included $57,000 from 2004 to 2006, $0.4 million from 2007, $0.6 million from 2008 and ($13,000) from 2009.
In addition to the customer credit matter mentioned above, we disclosed in our Quarterly Report on Form 10-Q for the first quarter of 2009 that we corrected in the first quarter of 2009 an error in the amount of $0.3 million related to interest income which should have been recorded in the fourth quarter of 2008. Whereas the error was previously corrected in Q1 2009, the $0.3 million adjustment is not included in the adjustments described above.
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
Online. The majority of our revenue is derived from the delivery of our online offerings from our media groups. Online revenue represented 87%, 84%, and 74% of total revenues for the years ended December 31, 2010, 2009, and 2008, respectively. We expect the majority of our revenues to be derived through the delivery of online offerings for the foreseeable future. As a result of our customers’ advertising objectives and preferences, the specific allocation of online advertising offerings sold and delivered by us, on a period by period basis, can fluctuate.
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
Our branding offerings include banners, e-newsletters and custom offerings. Banner advertising can be purchased on specific websites within our network. We also offer the ability to advertise in e-newsletters focused on key site sub-topics across our portfolio of websites. Our custom offerings allow customers to have content or entire “micro-sites” created that focus on topics related to their marketing objectives, and include promotion of these vehicles to the TechTarget audience. These offerings give IT vendors the ability to increase their brand awareness to highly specialized IT sectors.
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

Events. Events revenue represented 13%, 16%, and 22% of total revenues for the years ended December 31, 2010, 2009, and 2008, respectively. This decline is due to the growth in our online revenues as well as a decline in events revenues resulting from a proactive reduction in lower margin, multi-day conference events. Most of our media groups operate revenue generating events. The majority of our events are free to IT professionals and are sponsored by IT vendors. Attendees are pre-screened based on event-specific criteria such as sector-specific budget size, company size, or job title. We offer three types of events: multi-day conferences, seminars and custom events. Multi-day conferences provide independent expert content for our attendees and allow vendors to purchase exhibit space and other sponsorship offerings that enable interaction with the attendees. We also hold single-day seminars on various topics in major cities. These seminars provide independent content on key sub-topics in the sectors we serve, are free to qualified attendees, and offer multiple vendors the ability to interact with specific, targeted audiences actively focused on buying decisions. Our custom events differ from our conferences and seminars in that they are exclusively sponsored by a single IT vendor, and the content is driven primarily by the sole sponsor.
Print. Print revenue represented 4% of total revenues for the year ended December 31, 2008. During certain portions of fiscal year 2008, we published monthly two controlled-circulation magazines that were free to subscribers and generated revenue solely based on advertising fees. We began publishing Storage magazine in 2002, Information Security magazine in 2003; and CIO Decisions magazine in 2005. We discontinued publishing CIO Decisions magazine in November 2007 and both Storage and Information Security magazines in December 2008.
Cost of Revenues, Operating Expenses and Other
Expenses consist of cost of revenues, selling and marketing, product development, general and administrative, depreciation, amortization and restructuring charges. Personnel-related costs are a significant component of most of these expense categories except depreciation and amortization.
Cost of Online Revenue. Cost of online revenue consists primarily of: salaries and related personnel costs; member acquisition expenses (primarily keyword purchases from leading Internet search sites); freelance writer expenses; website hosting costs; vendor expenses associated with the delivery of webcast, podcast, videocast and list rental offerings; stock-based compensation expense and related overhead.
Cost of Events Revenue. Cost of events revenue consists primarily of: facility expenses, including food and beverages for the event attendees; salaries and related personnel costs; event speaker expenses; stock-based compensation expense; and related overhead.
Cost of Print Revenue. Cost of print revenue consists primarily of: printing and graphics expenses; mailing costs; salaries and related personnel costs; freelance writer expenses; subscriber acquisition expenses (primarily telemarketing); and stock-based compensation expense.
Selling and Marketing. Selling and marketing expense consists primarily of: salaries and related personnel costs; sales commissions; travel, lodging and other out-of-pocket expenses; stock-based compensation expense and related overhead. Sales commissions are recorded as expense when earned by the employee.
Product Development. Product development includes the creation and maintenance of our network of websites, advertiser offerings and technical infrastructure. Product development expense consists primarily of salaries and related personnel costs; stock-based compensation expense and related overhead.

General and Administrative. General and administrative expense consists primarily of: salaries and related personnel costs; facilities expenses; accounting, legal and other professional fees; stock-based compensation expense and related overhead.
Depreciation. Depreciation expense consists of the depreciation of our property and equipment. Depreciation of property and equipment is calculated using the straight-line method over their estimated useful lives ranging from two to five years.
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
Interest Income (Expense), Net. Interest income (expense), net consists primarily of interest income earned on cash, cash equivalents and short and long-term investments less interest expense incurred on bank term loan balances. We paid off the remaining balance of the term loan in December 2009. We historically have invested our cash in money market accounts, municipal bonds and government agency bonds.
Other Income (Expense), Net. Other income (expense), net consists primarily of realized gains (losses) on the sale of short and long-term investments.
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
Although each of our online media offerings can be sold separately, most of our online media sales involve multiple online offerings. Because objective evidence of fair value does not exist for all elements in our bundled advertising campaigns, no allocation can be made to individual line items, and thus we recognize revenue on all services over the term of the arrangement.

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
We offer customers the ability to purchase integrated ROI program offerings, which can include any of our online media offerings packaged together to address the particular customer’s specific advertising requirements. As part of these offerings, we will guarantee a minimum number of qualified sales leads to be delivered over the course of the advertising campaign. We sometimes extend the scheduled end date of advertising campaigns to satisfy lead guarantees or to fulfill all elements of the campaign based on various factors, including delayed receipt of advertising media collateral from the customer. We estimate the revenue reserve necessary to properly defer revenue recognition for extended advertising campaigns. These estimates are based on our experience in managing and fulfilling these integrated ROI program offerings. Shortfalls in fulfilling lead guarantees before the scheduled completion date of an advertising campaign are satisfied within an average of 32 days of such scheduled completion date. These integrated ROI program offerings represented approximately 43%, 49% and 41% of our online revenues, and 37%, 41% and 31% of our total revenues for the years ended December 31, 2010, 2009, and 2008, respectively.
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
Allowance for Doubtful Accounts
We offset gross trade accounts receivable with an allowance for doubtful accounts. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review our allowance for doubtful accounts on a regular basis, and all past due balances are reviewed individually for collectability. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions for allowance for doubtful accounts are recorded in general and administrative expense. If our historical collection experience does not reflect our future ability to collect outstanding accounts receivable, our future provision for doubtful accounts could be materially affected. To date, we have not incurred any write-offs of accounts receivable significantly different than the amounts reserved. The allowance for doubtful accounts was $1.0 million and $0.5 million at December 31, 2010 and 2009, respectively.
Stock-Based Compensation
We measure stock-based compensation at the grant date based on the fair value of the award and recognize stock-based compensation in the Statement of Operations using the straight-line method over the vesting period of the award or using the accelerated method if the award is contingent upon performance goals. We use the Black-Scholes option pricing model to determine the fair value of stock option awards. We calculated the fair values of the options granted using the following estimated weighted average assumptions:

	Years Ended December 31,
	2010	2009	2008
Expected volatility	78%–79%	75%–79%	41%–71%
Expected term	6.25 years	6.25 years	6.25 years
Risk-free interest rate	2.3%–2.85%	2.21%–2.89%	1.71%–3.15%
Expected dividend yield	—%	—%	—%
Weighted-average grant date fair value per share	$4.92	$4.06	$3.28
As there was no public market for our common stock prior to our initial public offering in May 2007, and there has been limited historical information on the volatility of our common stock since the date of our initial public offering, we determined the volatility for options granted in 2010, 2009 and 2008 based on an analysis of the historical volatility of our stock and reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using a weighted average of the historical volatility of our stock and the peer group of companies for a period equal to the expected life of the option. The risk-free interest rate is based on a zero coupon United States treasury instrument whose term is consistent with the expected life of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. We applied an estimated annual forfeiture rate based on our historical forfeiture experience of 2.0% in determining the expense recorded in the years ended December 31, 2010, 2009 and 2008.

Internal Use Software and Website Development Costs
We capitalize costs of materials, consultants and compensation and related expenses of employees who devote time to the development of internal use software and website applications and infrastructure involving developing software to operate our websites. However, we expense as incurred website development costs for new features and functionalities since it is not probable that they will result in additional functionality until they are both developed and tested with confirmation that they are more effective than the current set of features and functionalities on our websites and infrastructure. Our judgment is required in determining the point at which various projects enter the states at which costs may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized, which is generally three years. To the extent that we change the manner in which we develop and test new features and functionalities related to our websites, assess the ongoing value of capitalized assets or determine the estimated useful lives over which the costs are amortized, the amount of website development costs we capitalize and amortize in future periods would be impacted. We review capitalized internal use software and website development costs for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We would recognize an impairment loss only if the carrying amount of the asset is not recoverable and exceeds its fair value. We capitalized internal use software and website development costs of $2.1 million, $1.5 million and $0.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.
Income Taxes
We are subject to income taxes in both the United States and foreign jurisdictions, and we use estimates in determining our provision for income taxes. We recognize deferred tax assets and liabilities based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates.
Our deferred tax assets are comprised primarily of net operating loss (“NOL”) carryforwards. As of December 31, 2010, we had state NOL carryforwards of approximately $17.7 million, which may be used to offset future taxable income. The NOL carryforwards expire through 2029.
Net Income (Loss) Per Share
We calculate basic earnings per share (“EPS”) by dividing earnings available to common shareholders for the period by the weighted average number of common shares and vested restricted stock awards outstanding. Because the holders of unvested restricted stock awards do not have nonforfeitable rights to dividends or dividend equivalents, we do not consider these awards to be participating securities that should be included in our computation of earnings per share under the two-class method. Diluted EPS is computed using the weighted-average number of common shares and vested restricted stock awards outstanding during the period, plus the dilutive effect of potential future issuances of common stock relating to stock option programs and other potentially dilutive securities using the treasury stock method. In calculating diluted EPS, the dilutive effect of stock options is computed using the average market price for the respective period. In addition, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense and assumed tax benefit of stock options that are in-the-money. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of stock options.

Results of Operations
The following table sets forth our results of operations for the periods indicated:

	Years Ended December 31,
	2010		2009		2008
	($ in thousands)
Revenues:
Online	$82,330	87%	$72,345	84%	$77,373	74%
Events	12,679	13	14,152	16	22,786	22
Print	—	—	—	—	4,385	4

Total revenues	95,009	100	86,497	100	104,544	100

Cost of revenues:
Online	19,033	20	19,378	23	21,404	21
Events	4,066	4	5,600	6	9,531	9
Print	—	—	—	—	2,156	2

Total cost of revenues	23,099	24	24,978	29	33,091	32

Gross profit	71,910	76	61,519	71	71,453	68

Operating expenses:
Selling and marketing	35,667	38	32,685	38	33,481	32
Product development	8,103	9	8,664	10	10,995	11
General and administrative	19,328	20	18,844	22	14,663	14
Depreciation	2,389	3	2,219	3	2,406	2
Amortization of intangible assets	4,523	5	4,714	5	5,306	5
Restructuring charge	—	—	—	—	1,494	1

Total operating expenses	70,010	74	67,126	78	68,345	65

Operating income (loss)	1,900	2	(5,607)	(7)	3,108	3
Interest and other income, net	176	—	267	—	1,440	1

Income (loss) before provision for (benefit from) income taxes	2,076	2	(5,340)	(7)	4,548	4
Provision for (benefit from) income taxes	3,258	3	(224)	—	2,784	2

Net (loss) income	$(1,182)	(1)%	$(5,116)	(7)%	$1,764	2%

Comparison of Fiscal Years Ended December 31, 2010 and 2009
Revenues

	Years Ended December 31,
			Increase	Percent
	2010	2009	(Decrease)	Change
	($ in thousands)
Revenues:
Online	$82,330	$72,345	$9,985	14%
Events	12,679	14,152	(1,473)	(10)

Total revenues	$95,009	$86,497	$8,512	10%

Online. The increase in online revenue was primarily attributable to a $7.4 million increase in revenue from lead generation offerings, due principally to an increase in white paper and sponsorship sales volumes. Additionally, branding revenue increased by approximately $3.6 million, due primarily to an increase in banner sales volume. These increases were partially offset by a $1.0 million decrease in third party revenue. The change in online revenues also includes an increase of $0.2 million related to a 2009 adjustment to correct accounts payable related to customer credit errors.
Events. The decrease in events revenue was primarily attributable to a $1.8 million decrease in conference revenues and a $0.8 million decrease in seminar revenues, partially offset by a $1.6 million increase in our custom events revenues due to the continued efforts of our newly formed custom events group, which has increased our custom events volume. In 2010, in response to market conditions, we proactively reduced the number of multi-day conference events to focus on higher margin, single day and custom events. This reduction resulted in the 10% decrease in events revenue in 2010.
Cost of Revenues and Gross Profit

	Years Ended December 31,
			Increase	Percent
	2010	2009	(Decrease)	Change
	($ in thousands)
Cost of revenues:
Online	$19,033	$19,378	$(345)	(2)%
Events	4,066	5,600	(1,534)	(27)

Total cost of revenues	$23,099	$24,978	$(1,879)	(8)%

Gross profit	$71,910	$61,519	$10,391	17%
Gross profit percentage	76%	71%
Cost of Online Revenue. The decrease in cost of online revenue was primarily attributable to a $1.2 million decrease in member acquisition expenses, primarily related to keyword purchases, a $0.3 million decrease in stock-based compensation expense and a $0.2 million decrease in consulting and payroll-related expenses, partially offset by a $1.3 million increase in hosting and production costs.
Cost of Events Revenue. The decrease in cost of events revenue was primarily attributable to a $1.0 million decrease in conference and seminar series costs due to the decreased number of events and a $0.7 million decrease in payroll-related costs, offset in part by a $0.1 million increase in custom event costs.
Gross Profit. Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. Gross margin for 2010 was 76% as compared to 71% for 2009. The increase in online gross profit was $10.4 million, primarily attributable to the increase in online revenue as well as a decrease in member acquisition expenses. Online gross profit percentage was 77% in 2010 as compared to 73% in 2009. This 4% increase was due to the increased revenue resulting in additional leverage when combined with the expense savings from member acquisition costs. Events gross profit was flat, primarily as a result of a higher proportion of our events revenues coming from higher margin custom events in 2010 and a reduction in costs due to reduced headcount, offset in part by lower overall events revenues. Events gross profit percentage increased 8 points to 68% in 2010 as compared to 60% in 2009. This was again a result of reducing the number of multi-day events and focusing on our higher margin event offerings. Because the majority of our costs are labor-related, we typically expect our gross profit to fluctuate from period to period depending on the total revenues for the period and the relative contribution of online and events revenue to our total revenues.

Operating Expenses and Other

	For the Years Ended December 31,
			Increase	Percent
	2010	2009	(Decrease)	Change
	($ in thousands)
Operating expenses:
Selling and marketing	$35,667	$32,685	$2,982	9%
Product development	8,103	8,664	(561)	(6)
General and administrative	19,328	18,844	484	3
Depreciation	2,389	2,219	170	8
Amortization of intangible assets	4,523	4,714	(191)	(4)

Total operating expenses	$70,010	$67,126	$2,884	4%

Interest and other income, net	$176	$267	$(91)	(34)%

Provision for (benefit from) income taxes	$3,258	$(224)	$3,482	* %

*	Percentage is not meaningful
Selling and Marketing. The increase in selling and marketing expense was primarily attributable to a $1.6 million increase in payroll-related costs due to an increase in headcount, primarily due to international expansion, a $1.3 million increase in incentive compensation related to the increase in online revenue, and a $0.4 million increase in stock-based compensation. The effects of these increases were offset in part by an adjustment that increased sales and marketing expense in 2009 by $0.4 million as a result of a correction of accounts payable related to customer credit errors.
Product Development. The decrease in product development expense was primarily due to a reduction in payroll-related costs. Additionally, 2009 results included an adjustment that increased product development expense by $0.1 million as a result of a correction of accounts payable related to customer credit errors, which we did not experience in 2010.
General and Administrative. Included in the prior year’s results are $1.4 million of professional fees related to a forensic audit that took place during that year as well as a one-time correcting accounting entry that increased expense by $0.2 million as a result of customer credit errors in accounts payable. After taking out the effects of these accounting entries and adjustments in 2009, the run rate general and administrative expenses increased by $2.1 million. This increase was primarily attributable to an increase in personnel-related costs, including incentive compensation, hiring expenses and use of outside services during the recruitment process of $2.0 million. The increased costs were primarily as a result of improved operating results that drive incentive compensation calculations, severance charges recorded, temporary help and the hiring of certain key finance personnel in 2010. Also contributing were increases of $0.5 million in facilities related expenses primarily related to the move into a new corporate headquarters on March 1, 2010, a $0.6 million accrual recorded for potential tax and net worth-related liabilities, a $0.3 million increase in legal fees, primarily related to acquisitions and $0.3 million in expenses related to international expansion. These increases were offset in part by a $1.7 million reduction in stock-based compensation, primarily caused by the accelerated vesting in 2009 of some performance-based equity awards.
Depreciation and Amortization of Intangible Assets. The increase in depreciation expense was primarily due to additional depreciation required on our increased fixed asset base as a result of the increased leasehold improvements due to our move to a new corporate headquarters on March 1, 2010 as well as continued investment in internal-use software development costs and computer equipment as well as accelerated depreciation related to asset retirements. The decrease in amortization of intangible assets expense was primarily attributable to certain intangible assets becoming fully amortized during 2009. These decreases were partially offset by amortization on newly acquired intangible assets.
Interest Income, Net. The increase in interest income, net reflects an adjustment to interest income of ($0.3) million in the first quarter of 2009 related to interest income recognized in error in the fourth quarter of 2008 as well as a decrease in interest expense due to payment of our outstanding debt balance in the fourth quarter of 2009.

Other Income (Expense), Net. Other income (expense), net consists of $0.1 million in realized losses on the sale of short and long-term investments in order to cover expenses related to the approximately $35 million needed to complete the Tender Offer in the fourth quarter of 2010.
Provision for (Benefit From) Income Taxes. The provision for income taxes for the year ended December 31, 2010 includes an accrual of $0.4 million for an uncertain income tax position related to the classification of TechTarget Securities Corporation as a Massachusetts security corporation. Our effective tax rate excluding the adjustment was 139% and 4% for years ended December 31, 2010 and 2009, respectively. The change in our effective tax rate excluding the adjustment for the uncertain tax position is primarily due to the large increase to pre-tax income in 2010 from a pre-tax loss in 2009 as well as the permanent difference of nondeductible stock-based compensation expense of $3.8 million and $4.1 million for the years ended December 31, 2010 and 2009, respectively.
Comparison of Fiscal Years Ended December 31, 2009 and 2008
Revenues

	Years Ended December 31,
			Increase	Percent
	2009	2008	(Decrease)	Change
	($ in thousands)
Revenues:
Online	$72,345	$77,373	$(5,028)	(6)%
Events	14,152	22,786	(8,634)	(38)
Print	—	4,385	(4,385)	(100)

Total revenues	$86,497	$104,544	$(18,047)	(17)%

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
Events. The decrease was attributable in part to a $4.6 million decrease in seminar series and custom event revenue due to a decrease in the number of seminar series and custom events produced in 2009 as compared to 2008. The decrease was also attributable to a $3.9 million decrease in revenue from multi-day conferences due to a decrease in the number of conferences produced in 2009 as compared to 2008.
Print. We did not recognize any print revenue in 2009 because we discontinued publishing both of our print publications, Storage and Information Security magazines, in December 2008.

Cost of Revenues and Gross Profit

	Years Ended December 31,
			Increase	Percent
	2009	2008	(Decrease)	Change
	($ in thousands)
Cost of revenues:
Online	$19,378	$21,404	$(2,026)	(9)%
Events	5,600	9,531	(3,931)	(41)
Print	—	2,156	(2,156)	(100)

Total cost of revenues	$24,978	$33,091	$(8,113)	(25)%

Gross profit	$61,519	$71,453	$(9,934)	(14)%
Gross profit percentage	71%	68%
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

Operating Expenses and Other

	For the Years Ended December 31,
			Increase	Percent
	2009	2008	(Decrease)	Change
	($ in thousands)
Operating expenses:
Selling and marketing	$32,685	$33,481	$(796)	(2)%
Product development	8,664	10,995	(2,331)	(21)
General and administrative	18,844	14,663	4,181	29
Depreciation	2,219	2,406	(187)	(8)
Amortization of intangible assets	4,714	5,306	(592)	(11)
Restructuring charge	—	1,494	(1,494)	*

Total operating expenses	$67,126	$68,345	$(1,219)	(2)%

Interest income, net	$267	$1,440	$(1,173)	(81)%

(Benefit from) provision for income taxes	$(224)	$2,784	$(3,008)	(108)%

*	Percentage is not meaningful
Selling and Marketing. The decrease in selling and marketing expense was attributable in part to a $1.7 million decrease in salaries, commissions, bonuses and benefits due to a decrease in headcount in our sales and marketing organizations resulting from the expense reduction program implemented in December 2008. The decrease also reflects a $0.5 million decrease in travel costs. The decrease is partially offset by an increase of $1.2 million in stock-based compensation due to expenses related to performance-based restricted stock awards issued in fiscal year 2009 and additional expense of $0.4 million to increase accounts payable related to customer credit errors.
Product Development. The decrease in product development expense was attributable to a $2.3 million decrease in salaries and benefits due to a decrease in headcount in our product development organization resulting from the expense reduction program implemented in December 2008.
General and Administrative. The increase in general and administrative expense was attributable in part to a $2.6 million increase in stock-based compensation due to expenses related to performance-based restricted stock awards issued in fiscal year 2009. The increase also reflects a $1.4 million increase in professional fees primarily as a result of the investigation costs incurred in the fourth quarter of 2009 and a $0.6 million increase in other employee compensation. These increases were partially offset by a $0.3 million decrease in various contracted services and a $0.2 million decrease in bad debt expense.
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
Interest Income, Net. The decrease in interest income, net reflects an adjustment to interest income of ($0.3) million in 2009 related to interest income recognized in error in the fourth quarter of 2008, as well as lower interest rates during 2009 compared to 2008. The decreases were partially offset by a decrease in interest expense on our outstanding debt balance over that same period.

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
Selected Quarterly Results of Operations
The following table presents our unaudited quarterly consolidated results of operations and our unaudited quarterly consolidated results of operations as a percentage of revenue for the eight quarters ended December 31, 2010. The unaudited quarterly consolidated information has been prepared on the same basis as our audited consolidated financial statements. You should read the following table presenting our quarterly consolidated results of operations in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this Annual Report. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

	For the Three Months Ended
	2010				2009
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31
	(in thousands, except per share data)
Revenues:
Online	$18,561	$20,626	$18,878	$24,265	$16,282	$17,801	$18,191	$20,071
Events	2,482	4,447	3,123	2,627	2,190	3,936	4,865	3,161

Total revenues	21,043	25,073	22,001	26,892	18,472	21,737	23,056	23,232

Cost of revenues:
Online	4,536	4,792	4,574	5,131	4,880	4,776	4,789	4,933
Events	864	1,302	1,084	816	1,081	1,455	1,741	1,323

Total cost of revenues	5,400	6,094	5,658	5,947	5,961	6,231	6,530	6,256

Gross profit	15,643	18,979	16,343	20,945	12,511	15,506	16,526	16,976
Operating expenses:
Selling and marketing	8,913	8,991	8,568	9,195	7,516	8,023	9,157	7,989
Product development	2,185	2,021	1,947	1,950	2,081	2,194	2,276	2,113
General and administrative	5,495	4,804	4,535	4,494	3,919	4,064	4,973	5,888
Depreciation	525	642	592	630	536	498	510	675
Amortization of intangible assets	1,135	1,140	1,126	1,122	1,215	1,181	1,166	1,152

Total operating expenses	18,253	17,598	16,768	17,391	15,267	15,960	18,082	17,817

Operating (loss) income	(2,610)	1,381	(425)	3,554	(2,756)	(454)	(1,556)	(841)
Interest and other income (loss), net	107	84	79	(94)	(110)	174	130	73

(Loss) income before (benefit from) provision for income taxes	(2,503)	1,465	(346)	3,460	(2,866)	(280)	(1,426)	(768)
(Benefit from) provision for income taxes	(163)	1,019	266	2,136	(558)	263	12	59

Net (loss) income	$(2,340)	$446	$(612)	$1,324	$(2,308)	$(543)	$(1,438)	$(827)

Net (loss) income per share basic	$(0.06)	$0.01	$(0.01)	$0.03	$(0.06)	$(0.01)	$(0.03)	$(0.02)

Net (loss) income per share diluted	$(0.06)	$0.01	$(0.01)	$0.03	$(0.06)	$(0.01)	$(0.03)	$(0.02)

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
Liquidity and Capital Resources
Resources
At December 31, 2010, we had $61.8 million of working capital, and our cash and cash equivalents totaled $32.6 million. Our cash and cash equivalents increased $11.7 million during fiscal 2010, primarily from cash generated from our operations and proceeds from the exercise of stock options. These cash sources were partially offset by our investing activities, primarily for purchases of property and equipment and for the acquisition of businesses. Additional financing activities during fiscal 2010 included $35.3 million for the purchase of 5.9 million shares of our outstanding common stock in the Tender Offer. All payments related to the Tender Offer were made from our cash, cash equivalents and investments. We believe that our existing cash and cash equivalents, investments, our cash flow from operating activities and available bank borrowings will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion internationally, future acquisitions we might undertake, and the expansion into complementary businesses. To the extent that our cash and cash equivalents, investments and cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more additional acquisitions of businesses.

	As of December 31,
	2010	2009	2008
	(in thousands)
Cash, cash equivalents and investments	$50,134	$82,557	$69,568
Accounts receivable, net	$24,678	$16,623	$18,778
Cash, Cash Equivalents and Investments
Our cash, cash equivalents and investments at December 31, 2010 were held for working capital purposes and were invested primarily in money market accounts and municipal bonds. We do not enter into investments for trading or speculative purposes.
Accounts Receivable, Net
Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our service delivery and billing activity, cash collections, and changes to our allowance for doubtful accounts. We use days’ sales outstanding (“DSO”) as a measurement of the status of our receivables. We define DSO as net accounts receivable at period end divided by total revenue for the applicable period, multiplied by the number of days in the applicable period. DSO was 84 days at December 31, 2010, 70 days at December 31, 2009, and 62 days at December 31, 2008.

Operating Activities

	For the Years Ended December 31,
	2010	2009	2008
	(in thousands)
Cash provided by operating activities	$12,879	$19,733	$10,746
Cash used in investing activities(1)	$(9,756)	$(2,075)	$(3,271)
Cash used in financing activities	$(33,991)	$(2,997)	$94

(1)	Cash used in investing activities shown net of investment activity of $42.6 million, $(17.9) million and $5.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.
Cash provided by operating activities primarily consists of net (loss) income adjusted for certain non-cash items including depreciation and amortization, the provision for bad debt, stock-based compensation, deferred income taxes, and the effect of changes in working capital and other activities. Cash provided by operating activities for the year ended December 31, 2010 was $12.9 million compared to $19.7 million and $10.7 million in the years ended December 31, 2009 and 2008, respectively. The decrease in cash provided by operations in 2010 compared to 2009 was primarily a result of net cash used by changes in operating assets and liabilities of $3.7 million as compared to net cash provided by changes in operating assets and liabilities of $4.5 million in 2009. Significant components of the changes in assets and liabilities included an increase in accounts receivable of $7.5 million in 2010 compared to a decrease of $1.9 million in 2009, a decrease in prepaid expenses and other current assets of $0.9 million in 2010 compared to a decrease of $2.4 million in 2009 and a decrease in deferred revenue of $2.4 million in 2010 compared to a decrease of $0.3 million in 2009. These changes were offset in part by an increase in other liabilities, primarily comprised of deferred rent and earnouts payable, of $2.4 million in 2010 compared to $0.3 million in 2009. The decrease in cash provided by changes in operating assets and liabilities in 2010 was partially offset by a $1.3 million increase in net (loss) income adjusted for non-cash related items.
Investing Activities
Cash used in investing activities in the year ended December 31, 2010, net of investment activity, was $4.8 million for the purchase of property and equipment, primarily leasehold improvements related to our new corporate headquarters, occupancy of which commenced on March 1, 2010, as well as website development costs, computer equipment and related software and internal-use development costs. Cash investment of $5.0 million was also made for the purchase of certain tangible and intangible assets from IT Quadrant, Inc. and Powell Media LLC, and to obtain operating control of Keji Wangtuo Information Technology Co., Ltd. Cash used in investing activities in the year ended December 31, 2009, net of investment activity, was $2.1 million for the purchase of property and equipment as well as website development costs.
We expect to spend approximately $3.5 million in capital expenditures in 2011 primarily for internal-use software development costs, computer equipment and related software. We are not currently party to any purchase contracts related to future capital expenditures.
Equity Financing Activities
We received proceeds from the exercise of common stock options and warrants totaling $1.0 million, $0.1 million and $2.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. In May 2007, we completed our initial public offering of 8.9 million shares of our common stock, of which 7.1 million shares were sold by us and 1.8 million shares were sold by stockholders of ours, all at a price to the public of $13.00 per share. We raised a total of $91.9 million in gross proceeds from the offering, or $83.2 million in net proceeds after deducting underwriting discounts and commissions of $6.4 million and other offering costs of approximately $2.3 million.

On November 9, 2010, we commenced a tender offer to purchase up to 10 million shares of our common stock, representing approximately 23% of the shares of TechTarget’s common stock issued and outstanding at that time, at a price of $6.00 per share. On November 5, 2010, the last full trading day prior to the announcement of our intention to make the tender offer, the last reported sale price of our common stock was $5.13 per share.
The tender offer expired on December 9, 2010. Based on the final tabulation by Computershare Trust Company, N.A., the Depositary for the tender offer, we accepted for purchase 5,857,878 shares of our common stock at a purchase price of $6.00 per share, for a total cost of $35.1 million. The total cost of the tender offer was $35.3 million, which includes $0.2 million of costs directly attributable to the purchase.
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
The Revolving Credit Facility matures on August 30, 2011. Unless earlier payment is required by an event of default, all principal and unpaid interest will be due and payable on August 30, 2011. At our option, the Revolving Credit Facility bears interest at either the Prime Rate less 1.00% or the London Interbank Offered Rate (“LIBOR”) plus the applicable LIBOR margin. The applicable LIBOR margin is based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters. As of December 31, 2010, the applicable LIBOR margin, which was the operative rate during the year ended December 31, 2010, was 1.25%.
We are also required to pay an unused line fee on the daily unused amount of our Revolving Credit Facility at a per annum rate based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters. As of December 31, 2010, unused availability under the Revolving Credit Facility totaled $3.5 million and the per annum unused line fee rate was 0.20%.
Borrowings under the Credit Agreement are collateralized by a security interest in substantially all of our assets. Covenants governing the Credit Agreement include the maintenance of certain financial ratios. At December 31, 2010 we were in compliance with all covenants under the Credit Agreement.
At December 31, 2010 and December 31, 2009 there was no amount outstanding under this revolving loan agreement. There is a $1.5 million standby letter of credit related to our corporate headquarters lease that is outstanding at December 31, 2010, bringing our available borrowings on the $5.0 million facility to $3.5 million.
Capital Expenditures
We have made capital expenditures primarily for computer equipment and related software needed to host our websites, internal-use software development costs, as well as for leasehold improvements and other general purposes to support our growth. Our capital expenditures totaled $4.8 million. $2.1 million and $2.0 million for the year ended December 31, 2010, 2009 and 2008, respectively. A majority of our capital expenditures in 2010 were leasehold improvements for our new corporate headquarters, which we occupied beginning on March 1, 2010, as well as website development costs, computer equipment and related software, and internal-use development costs. We are not currently party to any purchase contracts related to future capital expenditures.

Contractual Obligations and Commitments
As of December 31, 2010, our principal commitments consist of obligations under leases for office space. The offices are leased under noncancelable operating lease agreements that expire through 2020.
The following table sets forth our commitments to settle contractual obligations in cash as of December 31, 2010:

	Payments Due By Period
		Less than			More than
Contractual Obligations	Total	1 Year	1–3 Years	3–5 Years	5 Years
Operating leases (1)	$30,471	$3,718	$10,145	$9,747	$7,401

At December 31, 2010, we had an irrevocable standby letter of credit outstanding in the aggregate amount of $1.5 million. This letter of credit supports the lease we entered into in 2009 for our new corporate headquarters. This letter of credit extends annually through February 28, 2020 unless notification of termination is received.

(1)	See Note 10 to the Consolidated Financial Statements for further information with respect to our operating leases.
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
Foreign Currency Exchange Risk
Our subsidiary, TechTarget Limited, was established in July 2006 and is located in London, England. In August 2010 our Hong Kong subsidiary, TechTarget (HK) Limited, was formed in order to facilitate the Company’s activities in Asia-Pac. We also have a sales office in India and a VIE in Beijing, China. As of December 31, 2010, most of our international customer agreements had been denominated in U.S. dollars, and aggregate foreign currency payments made by us through these entities have not been significant. We currently believe our exposure to foreign currency exchange rate fluctuations is financially immaterial and therefore have not entered into foreign currency hedging transactions. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in the future.
Interest Rate Risk
At December 31, 2010, we had cash, cash equivalents and investments totaling $50.1 million. These amounts were invested primarily in money market accounts, government agency bonds and municipal bonds. The cash, cash equivalents and investments were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.
Our exposure to market risk also relates to the amount of interest expense we must pay under our revolving credit facility. The advances under this credit facility bear a variable rate of interest determined as a function of the lender’s prime rate or LIBOR. At December 31, 2010, there were no amounts outstanding under our revolving credit facility.

Item 8.	Financial Statements and Supplementary Data
Index to Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm	62

Consolidated Balance Sheets as of December 31, 2010 and 2009	63

Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008	64

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Years Ended December 31, 2010, 2009 and 2008	65

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008	66

Notes to Consolidated Financial Statements	67

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
TechTarget, Inc.

We have audited the accompanying consolidated balance sheets of TechTarget, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TechTarget, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2009, TechTarget, Inc. adopted guidance originally issued in Statement of Financial Accounting Standards No. 141(revised 2007), Business Combinations (codified primarily in FASB ASC Topic 805, “Business Combinations”).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TechTarget, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2011 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 16, 2011

TechTarget, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$32,584	$20,884
Short-term investments	17,550	50,496
Accounts receivable, net of allowance for doubtful accounts of $1,026 and $483 as of December 31, 2010 and 2009, respectively	24,678	16,623
Prepaid expenses and other current assets	1,021	1,929
Deferred tax assets	729	2,399

Total current assets	76,562	92,331
Property and equipment, net	6,235	3,760
Long-term investments	—	11,177
Goodwill	92,382	88,958
Intangible assets, net of accumulated amortization	10,469	12,528
Deferred tax assets	7,985	5,182
Other assets	125	127

Total assets	$193,758	$214,063

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,797	$3,106
Accrued expenses and other current liabilities	2,181	2,910
Accrued compensation expenses	1,979	808
Income taxes payable	226	398
Deferred revenue	6,603	8,402

Total current liabilities	14,786	15,624
Long-term liabilities:
Other liabilities	5,112	575

Total liabilities	19,898	16,199
Commitments (Note 10)	—	—
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized; 42,901,926 shares issued and 37,044,048 shares outstanding at December 31, 2010; 42,109,965 shares issued and outstanding at December 31, 2009	43	42
Treasury stock	(35,343)	—
Additional paid-in capital	246,080	233,555
Warrants	—	2
Accumulated other comprehensive income	5	8
Accumulated deficit	(36,925)	(35,743)

Total stockholders’ equity	173,860	197,864

Total liabilities and stockholders’ equity	$193,758	$214,063

See accompanying notes.

TechTarget, Inc.
Consolidated Statements of Operations
(in thousands, except share and per share data)

	For the Years Ended December 31,
	2010	2009	2008
Revenues:
Online	$82,330	$72,345	$77,373
Events	12,679	14,152	22,786
Print	—	—	4,385

Total revenues	95,009	86,497	104,544

Cost of revenues:
Online(1)	19,033	19,378	21,404
Events(1)	4,066	5,600	9,531
Print(1)	—	—	2,156

Total cost of revenues	23,099	24,978	33,091

Gross profit	71,910	61,519	71,453
Operating expenses:
Selling and marketing(1)	35,667	32,685	33,481
Product development(1)	8,103	8,664	10,995
General and administrative(1)	19,328	18,844	14,663
Depreciation	2,389	2,219	2,406
Amortization of intangible assets	4,523	4,714	5,306
Restructuring charge	—	—	1,494

Total operating expenses	70,010	67,126	68,345

Operating income (loss)	1,900	(5,607)	3,108
Interest and other income, net	176	267	1,440

Income (loss) before provision for (benefit from) income taxes	2,076	(5,340)	4,548
Provision for (benefit from) income taxes	3,258	(224)	2,784

Net (loss) income	$(1,182)	$(5,116)	$1,764

Net (loss) income per common share:
Basic	$(0.03)	$(0.12)	$0.04

Diluted	$(0.03)	$(0.12)	$0.04

Weighted average common shares outstanding:
Basic	42,771	41,865	41,425

Diluted	42,771	41,865	43,440

(1)	Amounts include stock-based compensation expense as follows:

Cost of online revenue	$173	$454	$407
Cost of events revenue	87	94	91
Cost of print revenue	—	—	6
Selling and marketing	6,380	6,025	4,813
Product development	520	535	473
General and administrative	3,841	5,515	2,881
See accompanying notes.

TechTarget, Inc.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity
(in thousands, except share and per share data)

	Redeemable Convertible								Accumulated
	Preferred Stock		Common Stock		Treasury Stock		Additional		Other		Total
	Number of	Redemption	Number of	$0.001	Number of		Paid-In		Comprehensive	Accumulated	Stockholders’
	Shares	Value	Shares	Par Value	Shares	Value	Capital	Warrants	Income (Loss)	Deficit	Equity

Balance, December 31, 2007	—	$—	41,081,616	$41	—	$—	$209,773	$13	$(102)	$(32,391)	$177,334

Issuance of common stock from warrants, stock options and restricted stock awards			535,347	1			2,214	(11)			2,204
Excess tax benefit — stock options							939				939
Stock-based compensation expense							8,671				8,671
Comprehensive income:
Change in fair value of interest rate swap									26		26
Unrealized gain on investments (net of tax expense of $10)									10		10
Unrealized loss on foreign currency translation									(11)		(11)
Net income										1,764	1,764

Comprehensive income											1,789

Balance, December 31, 2008	—	$—	41,616,963	$42	—	$—	$221,597	$2	$(77)	$(30,627)	$190,937

Issuance of common stock from stock options and restricted stock awards			493,002	—			133				133
Excess tax benefit — stock options							(778)				(778)
Stock-based compensation expense							12,623				12,623
Other							(20)				(20)
Comprehensive loss:
Change in fair value of interest rate swap									77		77
Unrealized loss on investments (net of tax benefit of $5)									(4)		(4)
Unrealized gain on foreign currency translation									12		12
Net loss										(5,116)	(5,116)

Comprehensive loss											(5,031)

Balance, December 31, 2009	—	$—	42,109,965	$42	—	$—	$233,555	$2	$8	$(35,743)	$197,864

Issuance of common stock from stock options and restricted stock awards			791,961	1			1,014				1,015
Purchase of common stock through tender offer					5,857,878	(35,343)					(35,343)
Excess tax benefit — stock options							508				508
Stock-based compensation expense							11,001				11,001
Expiration of warrants							2	(2)			—
Comprehensive loss:
Unrealized loss on investments (net of tax benefit of $8)									(11)		(11)
Unrealized gain on foreign currency translation									8		8
Net loss										(1,182)	(1,182)

Comprehensive loss											(1,185)

Balance, December 31, 2010	—	$—	42,901,926	$43	5,857,878	$(35,343)	$246,080	$—	$5	$(36,925)	$173,860

See accompanying notes.

TechTarget, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended December 31,
	2010	2009	2008
Operating Activities:
Net (loss) income	$(1,182)	$(5,116)	$1,764
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	6,912	6,933	7,712
Provision for bad debt	348	221	441
Amortization of investment premiums	1,538	1,668	181
Stock-based compensation	11,001	12,623	8,671
Non-cash interest expense	—	13	9
Deferred tax benefit	(1,748)	(1,253)	1,746
Excess tax benefit—stock options	(337)	130	(891)
Non-cash portion of restructuring charge	—	—	49
Other non-cash items	—	(20)	85
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	(7,523)	1,944	(3,358)
Prepaid expenses and other current assets	931	2,388	(2,525)
Other assets	2	(1)	55
Accounts payable	648	(296)	476
Income taxes payable	1,819	398	(1,330)
Accrued expenses and other current liabilities	(737)	2	305
Accrued compensation expenses	1,171	106	(1,898)
Deferred revenue	(2,379)	(347)	(629)
Other liabilities	2,415	340	(117)

Net cash provided by operating activities	12,879	19,733	10,746
Investing activities:
Purchases of property and equipment, and other assets	(4,805)	(2,075)	(2,037)
Purchases of investments	(43,486)	(59,868)	(77,398)
Proceeds from sales and maturities of investments	86,054	41,961	83,266
Acquisition of assets	—	—	(50)
Acquisition of businesses, net of cash acquired	(4,951)	—	(1,184)

Net cash provided by (used in) investing activities	32,812	(19,982)	2,597
Financing activities:
Purchase of treasury shares	(35,343)	—	—
Payments on bank term loan payable	—	(3,000)	(3,000)
Excess tax benefit—stock options	337	(130)	891
Proceeds from exercise of warrants and stock options	1,015	133	2,203

Net cash (used in) provided by financing activities	(33,991)	(2,997)	94
Net increase (decrease) in cash and cash equivalents	11,700	(3,246)	13,437
Cash and cash equivalents at beginning of period	20,884	24,130	10,693

Cash and cash equivalents at end of period	$32,584	$20,884	$24,130

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$139	$318

Cash paid (refunded) for income taxes	$3,157	$(1,942)	$4,561

Supplemental disclosure of non-cash investing activities:
Accrual for contingent consideration and cash to be paid in connection with an acquisition	$1,063	$—	$131

See accompanying notes.

TechTarget, Inc.
Notes to Consolidated Financial Statements
Years Ended December 31, 2010, 2009 and 2008
(In thousands, except share and per share data)
1. Organization and Operations
TechTarget, Inc. (the “Company”) is a leading provider of specialized online content that brings together buyers and sellers of corporate information technology (“IT”) products. The Company sells customized marketing programs that enable IT vendors to reach corporate IT decision makers who are actively researching specific IT purchases.
The Company’s integrated content platform consists of a network of websites that are complemented with targeted in-person events and, until December 2008, specialized IT magazines. At the critical stages of the purchase decision process, these content offerings meet IT professionals’ needs for expert, peer and IT vendor information, and provide a platform on which IT vendors can launch targeted marketing campaigns that generate measurable, high return on investment (“ROI”). As IT professionals have become increasingly specialized, they have come to rely on the Company’s sector-specific websites for purchasing decision support. The Company’s content enables IT professionals to navigate the complex and rapidly changing IT landscape where purchasing decisions can have significant financial and operational consequences. Based upon the logical clustering of users’ respective job responsibilities and the marketing focus of the products that the Company’s customers are advertising, the Company currently categorizes its content offerings across nine distinct media groups: Application Architecture and Development; Channel; CIO/IT Strategy; Data Center and Virtualization Technologies; Business Applications and Analysis; Networking; Security; Storage; and TechnologyGuide.com.
2. Summary of Significant Accounting Policies
The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these Notes to the Consolidated Financial Statements.
Principles of Consolidation
The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, which include KnowledgeStorm, Inc., Bitpipe, Inc., TechTarget Securities Corporation, TechTarget Limited and TechTarget (HK) Limited. KnowledgeStorm, Inc. and Bitpipe, Inc. are leading websites providing in-depth vendor generated content targeted toward corporate IT professionals. TechTarget Securities Corporation is a Massachusetts Securities Corporation incorporated in 2004. TechTarget Limited is a subsidiary doing business principally in the United Kingdom. TechTarget (HK) Limited is a subsidiary incorporated in Hong Kong in August 2010 in order to facilitate the Company’s activities in Asia-Pac. Additionally, as of October 1, 2010, through its wholly-owned subsidiary, TechTarget (HK) Limited (“TTGT HK”), the Company effectively controls a variable interest entity (“VIE”), Keji Wangtuo Information Technology Co., Ltd, (“KWIT”), which was incorporated under the laws of the People’s Republic of China (“PRC”) on November 27, 2007.
PRC laws and regulations prohibit or restrict foreign ownership of Internet-related services and advertising businesses. To comply with these foreign ownership restrictions, the Company operates its websites and provides online advertising services in the PRC through this VIE. The Company has entered into certain exclusive agreements with the VIE and its shareholders through TTGT HK, which obligate TTGT HK to absorb a majority of the risk of loss from the VIE’s activities and entitles TTGT HK to receive a majority of their residual returns. In addition, the Company has entered into certain agreements with the authorized parties through TTGT HK, including Management and Consulting Services, Voting Proxy, Equity Pledge and Option Agreements.

Based on these contractual arrangements, the Company consolidates the VIE as required by Accounting Standards Codification (“ASC”) subtopic 810-10 (“ASC 810-10”), Consolidation: Overall (Pre-Codification: Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51), because the Company holds all the variable interests of the VIE through TTGT HK, which is the primary beneficiary of the VIE. Despite the lack of technical majority ownership, there exists a parent-subsidiary relationship between the Company and the VIE through the aforementioned agreements, whereby the equity holders of the VIEs effectively assigned all of their voting rights underlying their equity interest in the VIE to TTGT HK. In addition, through the other aforementioned agreements, the Company demonstrates its ability and intention to continue to exercise the ability to obtain substantially all of the profits and absorb all of the expected losses of the VIE. All significant intercompany accounts and transactions between the Company, its subsidiaries, and the VIE have been eliminated in consolidation.
Reclassifications
The Company reclassified stock-based compensation expenses of $0.7 million in fiscal 2009 from general and administrative to sales and marketing in its Consolidated Statement of Operations to conform to the current period presentation. Additionally, the Company reclassified $0.8 million on its 2009 Consolidated Balance Sheet from Prepaid Expenses and Other Current Assets to Accounts Receivable, Net in order to conform to the current period presentation.
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
Although each of the Company’s online media offerings can be sold separately, the majority of the Company’s online media sales involve multiple online offerings. Because objective evidence of fair value does not exist for all elements in the Company’s bundled advertising campaigns, no allocation can be made to individual line items, and thus the Company recognizes revenue on all items ratably over the term of the arrangement.
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
•
Promotional E-mails and E-newsletters. Promotional e-mail revenue is recognized ratably over the period in which the related content asset is available on the Company’s websites because promotional e-mails do not have standalone value from the related content asset. E-newsletter revenue is recognized in the period in which the e-newsletter is sent.

•	List Rentals. List rental revenue is recognized in the period in which the e-mail is sent to the list of registered members.
•	Banners. Banner revenue is recognized in the period in which the banner impressions occur.
•	Third Party Revenue Sharing Arrangements. Revenue from third party revenue sharing arrangements is recognized on a net basis in the period in which the services are performed.
The Company offers customers the ability to purchase integrated ROI program offerings, which can include any of its online media offerings packaged together to address the particular customer’s specific advertising requirements. As part of these offerings, the Company will guarantee a minimum number of qualified sales leads to be delivered over the course of the advertising campaign. Scheduled end dates of advertising campaigns are sometimes extended to satisfy lead guarantees or fulfill all elements of the advertising campaign based on delayed receipt of advertising media collateral from the customer. The Company estimates the revenue reserve necessary to properly defer revenue recognition for extended advertising campaigns. These estimates are based on the Company’s experience in managing and fulfilling these integrated ROI program offerings. Shortfalls in fulfilling lead guarantees before the scheduled completion date of an advertising campaign are satisfied within an average of 32 days of such scheduled completion date. These integrated ROI program offerings represented approximately 43%, 49% and 41% of the Company’s online revenues, and 37%, 41% and 31% of the Company’s total revenues for the years ended December 31, 2010, 2009 and 2008, respectively.
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

Allowance for Doubtful Accounts
The Company reduces gross trade accounts receivable by an allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company reviews its allowance for doubtful accounts on a regular basis and all past due balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions for allowance for doubtful accounts are recorded in general and administrative expenses.
Below is a summary of the changes in the Company’s allowance for doubtful accounts for the years ended December 31, 2010, 2009 and 2008.

	Balance at		Acquired in	Write-offs,	Balance at
	Beginning		Business	Net of	End of
	of Period	Provision	Combinations	Recoveries	Period
Year ended December 31, 2008	$424	$441	$—	$(223)	$642

Year ended December 31, 2009	$642	$221	$—	$(380)	$483

Year ended December 31, 2010	$483	$348	$238	$(43)	$1,026
Property and Equipment
Property and equipment is stated at cost. Property and equipment acquired through acquisitions of businesses are initially recorded at fair value. Depreciation is calculated on the straight-line method based on the month the asset is placed in service over the following estimated useful lives:

Estimated Useful Life
Furniture and fixtures	5 years
Computer equipment and software	2–3 years
Internal-use software and website development costs	3–4 years
Leasehold improvements	Shorter of useful life or remaining duration of lease
Property and equipment consists of the following:

	As of December 31,
	2010	2009
Furniture and fixtures	$703	$1,155
Computer equipment and software	4,033	4,868
Leasehold improvements	1,490	1,090
Internal-use software and website development costs	6,666	4,515

	12,892	11,628
Less: Accumulated depreciation and amortization	(6,657)	(7,868)

	$6,235	$3,760

Depreciation expense was $2.4 million, $2.2 million and $2.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. Repairs and maintenance charges that do not increase the useful life of the assets are charged to operations as incurred. The Company wrote off approximately $3.6 million, $0.6 million and $1.9 million of fully depreciated assets that were no longer in service during 2010, 2009 and 2008, respectively.

Internal Use Software and Website Development Costs
The Company capitalizes costs incurred during the development of its website applications and infrastructure as well as certain costs relating to internal use software. The estimated useful life of costs capitalized is evaluated for each specific project. Capitalized internal use software and website development costs are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss shall be recognized only if the carrying amount of the asset is not recoverable and exceeds its fair value. The Company capitalized internal use software and website development costs of $2.1 million, $1.5 million and $0.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.
Concentrations of Credit Risk and Off-Balance Sheet Risk
Financial instruments that potentially expose the Company to concentrations of credit risk consist mainly of cash and cash equivalents, investments and accounts receivable. The Company maintains its cash and cash equivalents and investments principally in accredited financial institutions of high credit standing. The Company routinely assesses the credit worthiness of its customers. The Company generally has not experienced any significant losses related to individual customers or groups of customers in any particular industry or area. The Company does not require collateral. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be probable in the Company’s accounts receivable.
No single customer represented 10% or more of total accounts receivable at December 31, 2010 and 2009. No single customer accounted for more than 10% of revenue for the years ended December 31, 2010, 2009 and 2008.
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
Stock-Based Compensation
At December 31, 2010, the Company had two stock-based employee compensation plans which are more fully described in Note 11. Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized in the Statement of Operations using the straight-line method over the vesting period of the award or using the accelerated attribution method if vesting of the award is contingent upon attaining performance goals. The Company uses the Black-Scholes option pricing model to determine the fair value of stock option awards.
Comprehensive Income (Loss)
Comprehensive income (loss) includes all changes in equity during a period, except those resulting from investments by stockholders and distributions to stockholders. Other comprehensive income (loss) includes changes in the fair value of the Company’s unrealized gains (losses) on available for sale securities and foreign currency translation as well as, in prior years, interest rate swaps.

Net (Loss) Income Per Share
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
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net (loss) income per share is as follows:

	For the Years Ended December 31,
	2010	2009	2008
Numerator:
Net (loss) income	$(1,182)	$(5,116)	$1,764

	For the Years Ended December 31,
	2010	2009	2008
Denominator:
Basic:
Weighted average shares of common stock and vested restricted stock awards outstanding	42,770,741	41,864,789	41,424,920

Diluted:
Weighted average shares of common stock and vested restricted stock awards outstanding	42,770,741	41,864,789	41,424,920
Effect of potentially dilutive shares	—	—	2,014,699

Total weighted average shares of common stock and vested restricted stock awards outstanding	42,770,741	41,864,789	43,439,619

Calculation of Net (Loss) Income Per Common Share:
Basic:
Net (loss) income applicable to common stockholders	$(1,182)	$(5,116)	$1,764

Weighted average shares of stock outstanding	42,770,741	41,864,789	41,424,920

Net (loss) income per common share	$(0.03)	$(0.12)	$0.04

Diluted:
Net (loss) income applicable to common stockholders	$(1,182)	$(5,116)	$1,764

Weighted average shares of stock outstanding	42,770,741	41,864,789	43,439,619

Net (loss) income per common share(1)	$(0.03)	$(0.12)	$0.04

(1)
In calculating diluted earnings per share, shares related to outstanding stock options, unvested restricted stock awards and warrants were excluded for the years ended December 31, 2010 and 2009 because the effect of including them would be anti-dilutive. Diluted net (loss) income per common share does not include the weighted-average effect of anti-dilutive common equivalent shares from stock options outstanding of 1,942,258 for 2008.

Recent Accounting Pronouncements
Effective January 1, 2009, the Company adopted SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”) which was primarily codified into FASB Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”). Under current guidance, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. The current guidance is effective on a prospective basis for all business combinations for which the acquisition date is on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired contingencies. With the adoption of the current guidance, any tax related adjustments associated with acquisitions that closed prior to January 1, 2009 will be recorded through income tax expense, whereas the previous accounting treatment would require any adjustment to be recognized through goodwill. All 2010 acquisitions were accounted for in accordance with ASC 805; the adoption of this guidance had no impact on the Company’s consolidated financial statements for the year ended December 31, 2009.
In September 2009, the Financial Accounting Standards Board (“FASB”) ratified Accounting Standards Update (“ASU”) 2009-13 (“ASU 2009-13”) (previously Emerging Issues Task Force (“EITF”) Issue No. 08-1, Revenue Arrangements with Multiple Deliverables (“EITF 08-1”)), which updates the existing multiple-element revenue arrangements guidance currently included in Accounting Standards Codification (“ASC”) 605-25. ASU 2009-13 will require companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. ASU 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. The Company will be adopting the new standard on January 1, 2011 and does not anticipate that the adoption of the new standard will have an overall material impact to the financial statements.
In October 2009, the FASB issued Accounting Standards Update 2009-14, Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”). ASU 2009-14 amends guidance included within ASC Topic 985-605 to exclude tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. Entities that sell joint hardware and software products that meet this scope exception will be required to follow the guidance of ASU 2009-13. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted. The Company has determined that adopting the provisions of ASU 2009-14 will not impact its consolidated financial statements.
In December 2009, the FASB issued Accounting Standards Update 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The new standard requires a number of new disclosures, including additional disclosures about the reporting entity’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity is required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. ASU 2009-17 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. The adoption of the new standard did not have an overall material impact to the Company’s financial statements.
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
3. Fair Value Measurements
The Company measures certain financial assets at fair value on a recurring basis, including cash equivalents, short and long-term investments, and equity investments. The fair value of these financial assets was determined based on three levels of input as follows:
•	Level 1. Quoted prices in active markets for identical assets and liabilities;
•	Level 2. Observable inputs other than quoted prices in active markets; and
•	Level 3. Unobservable inputs.
The fair value hierarchy of the Company’s financial assets and liabilities carried at fair value and measured on a recurring basis is as follows:

		Fair Value Measurements at
		Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Money market funds(1)	$23,375	$23,375	$—	$—
Short-term investments	17,550	—	17,550	—
Long-term investments	—	—	—	—

Total	$40,925	$23,375	$17,550	$—

		Fair Value Measurements at
		Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Money market funds(1)	$6,271	$6,271	$—	$—
Short-term investments	50,496	—	50,496	—
Long-term investments	11,177	—	11,177	—

Total	$67,944	$6,271	$61,673	$—

(1)	Included in cash and cash equivalents on the accompanying Consolidated Balance Sheet.
4. Acquisitions
Keji Wangtuo Information Technology Co., Ltd.
On October 1, 2010, the Company obtained operating control of Beijing-based Keji Wangtuo Information Technology Co., Ltd. (“KWIT”), an existing TechTarget partner that operates Chinese-language versions of some of the Company’s websites, for $3.2 million in cash. The Chinese websites add to the Company’s media across the Asia-Pacific region.

In connection with this acquisition, the Company recorded $2.5 million of goodwill and $0.7 million of intangible assets related to customer relationships, a non-compete agreement and a member database with estimated useful lives ranging from three to six years.
The estimated fair value of $0.7 million of acquired intangible assets is assigned as follows:

		Estimated
	Useful Life	Fair Value
Customer relationship intangible asset	72 months	$630
Non-compete agreement intangible asset	36 months	60
Member database intangible asset	60 months	60

Total intangible assets		$750

The Company engaged a third party valuation specialist to assist management in determining the fair value of the intangible assets related to the acquisition of operating control of KWIT. To value the customer relationship asset, an income approach was used, specifically a variation of the discounted cash-flow method known as the multi-period excess earnings method. The projected net cash flows for KWIT were tax affected using an effective rate of 25% and then discounted using a discount rate of 28% to calculate the value of the customer relationship asset. To value the non-compete agreement a comparative business valuation method was used. Based on a non-compete term of 36 months, management projected net cash flows for the Company with and without the non-compete agreement in place. The present value of the sum of the difference between the net cash flows with and without the non-compete agreement in place was calculated, based on a discount rate of 28%. The member database intangible asset was valued using the replacement cost approach. The calculated cost per new member acquired was used to calculate the cost to acquire the members in the KWIT member database. The purchase accounting for KWIT is not yet completed as the Company is still assessing certain assumptions used to value the assets acquired and liabilities assumed.
BeyeNETWORK
On April 12, 2010, the Company acquired certain assets of Powell Media LLC for $1.3 million in cash plus a potential future earnout valued at $0.9 million at the time of the acquisition. Powell Media LLC operates the BeyeNETWORK, a group of online technology sites that provide news, expert information and exclusive resources on the business information management lifecycle, including business intelligence (“BI”) best practices, business analytics, data integration, and data governance. All of the sites’ content is written by industry experts who share their experiences and research in a collection of articles, podcasts, and blogs focused on specific vertical industries. The addition of the BeyeNETWORK complements the Company’s coverage of the business intelligence market.
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

The Company engaged a third party valuation specialist to assist management in determining the fair value of the earnout and the intangible assets of Powell Media LLC. The potential future earnout was valued using a probability approach under which the earnout was calculated based on the weighted probability of several forecasted outcomes. The estimated earnout was then discounted using a rate of 23%. To value the customer relationship assets, an income approach was used, specifically a variation of the discounted cash-flow method known as the multi-period excess earnings method. The projected net cash flows for Powell Media LLC were tax affected using an effective rate of 41% and then discounted using a discount rate of 23% to calculate the value of the customer relationship asset. Additionally, the present value of the sum of projected tax benefits was added to arrive at the total fair value of the customer relationship asset. The member database intangible asset was valued using the replacement cost approach. The calculated cost per new member acquired was used to calculate the cost to acquire the members in the Powell Media LLC member database. Additionally, the present value of the sum of projected tax benefits was added to the calculated replacement cost to calculate the total fair value of the member database asset. To value the non-compete agreement a comparative business valuation method was used. Based on a non-compete term of 36 months, management projected net cash flows for the Company with and without the non-compete agreement in place. The present value of the sum of the difference between the net cash flows with and without the non-compete agreement in place was calculated, based on a discount rate of 23%. To value the trade name intangible asset a relief from royalty method was used to estimate the pre-tax royalty savings to the Company related to the Powell Media LLC trade names. The projected net cash flows from the pre-tax royalty savings were tax affected using an effective rate of 41% and then discounted using a discount rate of 23% to calculate the value of the trade name intangible asset.
ebizQ.net
On March 1, 2010, the Company acquired ebizQ.net and certain other assets from IT Quadrant, Inc. for $0.5 million in cash plus a potential future earnout valued at $0.6 million at the time of the acquisition. ebizQ.net is a leading website for business and IT decision makers focused on Business Process Management (“BPM”) and Service-Oriented Architecture (“SOA”). ebizQ.net maintains an online community with more than 100,000 members that provides original editorial and independent content from leading industry analysts and experts via blogs, webinars, podcasts, white papers, and virtual events. The addition of ebizQ.net to the Company’s network of technology complements the Company’s existing web properties, providing access to both IT and Line of Business professionals researching new products and technologies around these disciplines.
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

The Company engaged a third party valuation specialist to assist management in determining the fair value of the earnout and the intangible assets of IT Quadrant, Inc. The potential future earnout was valued using a probability approach under which the earnout was calculated based on the weighted probability of several forecasted outcomes. The estimated earnout was then discounted using a rate of 23%. To value the customer relationship assets, an income approach was used, specifically a variation of the discounted cash-flow method known as the multi-period excess earnings method. The projected net cash flows for IT Quadrant, Inc. were tax affected using an effective rate of 41% and then discounted using a discount rate of 23% to calculate the value of the customer relationship asset. Additionally, the present value of the sum of projected tax benefits was added to arrive at the total fair value of the customer relationship asset. The member database intangible asset was valued using the replacement cost approach. The calculated cost per new member acquired was used to calculate the cost to acquire the members in the IT Quadrant, Inc. member database. Additionally, the present value of the sum of projected tax benefits was added to the calculated replacement cost to calculate the total fair value of the member database asset. To value the non-compete agreement a comparative business valuation method was used. Based on a non-compete term of 36 months, management projected net cash flows for the Company with and without the non-compete agreement in place. The present value of the sum of the difference between the net cash flows with and without the non-compete agreement in place was calculated, based on a discount rate of 23%. To value the trade name intangible asset a relief from royalty method was used to estimate the pre-tax royalty savings to the Company related to the IT Quadrant, Inc. trade names. The projected net cash flows from the pre-tax royalty savings were tax affected using an effective rate of 41% and then discounted using a discount rate of 23% to calculate the value of the trade name intangible asset.
The Brian Madden Company
On November 19, 2008, the Company acquired substantially all of the assets of The Brian Madden Company LLC (“BMC”), for $1.3 million in cash, of which $1.2 million was paid on November 19, 2008 and the remaining balance of $0.1 million was paid on September 11, 2009. BMC operates a website (BrianMadden.com) and an event addressing the topics of desktop virtualization, terminal services, and application virtualization. The acquisition provides the Company with an opportunity for growth within segments and in other markets in which it currently does not have a presence, primarily desktop and application virtualization.
In connection with this acquisition, the Company purchased $79 of property and equipment, $40 of prepaid expenses, recorded $636 of goodwill and recorded $560 of intangible assets related to customer relationships, a non-compete agreement and trade names with estimated useful lives ranging from three to five years.
The estimated fair value of $560 of acquired intangible assets is assigned as follows:

		Estimated
	Useful Life	Fair Value
Customer relationship intangible asset	48 months	$227
Non-compete agreement intangible asset	36 months	198
Trade name intangible asset	60 months	135

Total intangible assets		$560

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

5. Restructuring Charges
In December 2008, the Company implemented an expense reduction program that included (i) a reduction in workforce, (ii) a reduction in certain office leases, (iii) the elimination of its two print publications, and (iv) a continuation of strict controls on discretionary spending. The Company implemented the cost reductions to lower its operating expenses in order to align its costs with the current business conditions with the goal of maintaining its profitability and investing as appropriate to gain market share. The Company’s restructuring charge was comprised principally of employee severance and associated termination costs, costs associated with a reduction in certain office leases, contract termination costs in connection with the elimination of its two print publications and write-offs of leasehold improvements associated with the exit of facilities. The Company had no restructuring charges or reserves in 2010 and 2009.
The activity in the Company’s restructuring accrual for the years ended December 31, 2009 and 2008 is summarized as follows (in thousands):

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

6. Cash, Cash Equivalents and Investments
Cash and cash equivalents consist of highly liquid investments with maturities of three months or less at date of purchase. Cash equivalents are carried at cost, which approximates their fair market value. Cash and cash equivalents consisted of the following:

	As of December 31,
	2010	2009
Cash	$9,209	$14,613
Money market funds	23,375	6,271

Total cash and cash equivalents	$32,584	$20,884

The Company’s short and long-term investments are accounted for as available for sale securities. These investments are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax. The unrealized (loss) gain, net of taxes, was $(5) and $6 as of December 31, 2010 and 2009, respectively. Realized gains and losses on the sale of these investments are determined using the specific identification method. Realized (loss) gains totaled $(146) and $17 in the years ended December 31, 2010 and 2009, respectively. There were no realized gains or losses in 2008.

Short and long-term investments consisted of the following:

	December 31, 2010
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short and long-term investments:
Government agency bonds	$2,008	$1	$—	$2,009
Municipal bonds	15,550	2	(11)	15,541

Total short and long-term investments	$17,558	$3	$(11)	$17,550

	December 31, 2009
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short and long-term investments:
Government agency bonds	$8,168	$—	$(9)	$8,159
Municipal bonds	53,495	42	(23)	53,514

Total short and long-term investments	$61,663	$42	$(32)	$61,673

The Company had eight debt securities in an unrealized loss position at December 31, 2010. Six of these securities have been in such a position for less than 12 months; the unrealized loss on these securities was $10 and the fair value was $8.4 million. As of December 31, 2010, the Company does not consider these investments to be other-than-temporarily impaired. Two of these securities have been in such a position for more than 12 months, and may be permanently impaired. The unrealized loss on these securities was $1 and the fair value was $3.3 million.
Municipal bonds have contractual maturity dates within eighteen months. All income generated from these investments is recorded as interest income.
7. Goodwill
The changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2009 are as follows:

	As of December 31,
	2010	2009
Balance as of beginning of period	$88,958	$88,958
Goodwill acquired during the period	3,424	—

Balance as of end of period	$92,382	$88,958

8. Intangible Assets
The following table summarizes the Company’s intangible assets, net:

		As of December 31, 2010
	Estimated	Gross
	Useful Lives	Carrying	Accumulated
	(Years)	Amount	Amortization	Net
Customer, affiliate and advertiser relationships	1-9	$12,879	$(7,654)	$5,225
Developed websites, technology and patents	3-6	5,400	(3,300)	2,100
Trademark, trade name and domain name	1-7	2,373	(1,526)	847
Proprietary user information database and internet traffic	3-5	5,400	(3,354)	2,046
Non-compete agreements	1-3	1,573	(1,322)	251

Total intangible assets		$27,625	$(17,156)	$10,469

		As of December 31, 2009
	Estimated	Gross
	Useful Lives	Carrying	Accumulated
	(Years)	Amount	Amortization	Net
Customer, affiliate and advertiser relationships	1-9	$11,508	$(5,619)	$5,889
Developed websites, technology and patents	3-6	5,400	(2,400)	3,000
Trademark, trade name and domain name	1-7	2,179	(1,261)	918
Proprietary user information database and internet traffic	3-5	4,750	(2,257)	2,493
Non-compete agreements	1-3	1,323	(1,095)	228

Total intangible assets		$25,160	$(12,632)	$12,528

Intangible assets are amortized over their estimated useful lives, which range from one to nine years, using methods of amortization that are expected to reflect the estimated pattern of economic use. The remaining amortization expense will be recognized over a weighted-average period of approximately 2.0 years. Amortization expense was $4.5 million, $4.7 million and $5.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.
The Company expects amortization expense of intangible assets to be as follows:

Amortization
Years Ending December 31:	Expense
2011	$3,699
2012	2,935
2013	1,430
2014	1,051
2015	804
Thereafter	550

$10,469

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
The Revolving Credit Facility matures on August 30, 2011. Unless earlier payment is required by an event of default, all principal and unpaid interest will be due and payable on August 30, 2011. At the Company’s option, the Revolving Credit Facility bears interest at either the Prime Rate less 1.00% or the London Interbank Offered Rate (“LIBOR”) plus the applicable LIBOR margin. The applicable LIBOR margin is based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters. As of December 31, 2010, the applicable LIBOR margin, which was the operative rate during the year ended December 31, 2010, was 1.25%.
The Company is also required to pay an unused line fee on the daily unused amount of its Revolving Credit Facility at a per annum rate based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters. As of December 31, 2010, unused availability under the Revolving Credit Facility totaled $3.5 million and the per annum unused line fee rate was 0.20%.
Borrowings under the Credit Agreement are collateralized by a security interest in substantially all assets of the Company. Covenants governing the Credit Agreement include the maintenance of certain financial ratios. At December 31, 2010 the Company was in compliance with all covenants under the Credit Agreement.

At December 31, 2010 and December 31, 2009 there were no amounts outstanding under this revolving loan agreement. There was a $1.5 million standby letter of credit related to the Company’s corporate headquarters lease that was outstanding at December 31, 2010, bringing our available borrowings on the $5.0 million facility to $3.5 million.
10. Commitments and Contingencies
Operating Leases
The Company conducts its operations in leased office facilities under various noncancelable operating lease agreements that expire through March 2020. In August 2009, the Company entered into an agreement to lease approximately 87,875 square feet of office space in Newton, Massachusetts. The lease commenced in February 2010 and has a term of 10 years. The Company is receiving certain rent concessions over the life of the lease. In November 2010, the Newton lease was amended to include an additional 8,400 square feet of office space. The amended lease is expected to commence in March 2011 and runs concurrently with the term of the original lease. The Company is receiving certain rent concessions over the life of the amended lease.
Certain of the Company’s operating leases include lease incentives and escalating payment amounts and are renewable for varying periods. The Company is recognizing the related rent expense on a straight-line basis over the term of the lease taking into account the lease incentives and escalating lease payments. Total rent expense under the Company’s leases was approximately $3.7 million, $3.1 million and $3.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.
Future minimum lease payments under the Company’s noncancelable operating leases at December 31, 2010 are as follows:

Minimum
Lease
Years Ending December 31:	Payments
2011	$3,178
2012	3,812
2013	3,161
2014	3,172
2015	3,191
Thereafter	13,957

$30,471

At December 31, 2010, the Company had an irrevocable standby letter of credit outstanding in the aggregate amount of $1.5 million. This letter of credit supports the lease the Company entered into in 2009 for its corporate headquarters. This letter of credit extends annually thru February 28, 2020 unless notification of termination is received.
Net Worth Tax Contingency
In late March 2010, the Company received a letter from the Department of Revenue of the Commonwealth of Massachusetts (the “MA DOR”) requesting documentation demonstrating that TechTarget Securities Corporation (“TSC”), a wholly-owned subsidiary of the Company, has been classified by the MA DOR as a Massachusetts security corporation. Based on recent correspondence with the MA DOR, it is the Company’s current expectation that it is probable that the MA DOR will require an adjustment to correct TSC’s tax filings such that it will be treated as a Massachusetts business corporation for the applicable years. As such, for the year ended December 31, 2010, the Company recorded a liability of approximately $0.2 million representing their best estimate of the potential net worth tax exposure. The tax benefits available to a Massachusetts security corporation are comprised of (i) lower income tax rate (1.32% vs. 9.5%) and (ii) exemption from the 0.26% excise tax on net worth. The Company and the MA DOR have a settlement conference scheduled for March 22, 2011. The Company believes that if this matter is not settled, it has meritorious defenses which it intends to vigorously assert.

Litigation
From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At December 31, 2010 and 2009, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.
11. Stock-Based Compensation
Stock Option Plans
In September 1999, the Company approved a stock option plan (the “1999 Plan”) that provided for the issuance of up to 12,384,646 shares of common stock incentives. The 1999 Plan provides for the granting of incentive stock options (“ISOs”), nonqualified stock options (“NSOs”), and stock grants. These incentives may be offered to the Company’s employees, officers, directors, consultants, and advisors, as defined. ISOs may be granted at no less than fair market value on the date of grant, as determined by the Company’s Board of Directors (the “Board”). Each option shall be exercisable at such times and subject to such terms as determined by the Board; grants generally vest over a four year period, and expire no later than ten years after the grant date.
In April 2007, the Board approved the 2007 Stock Option and Incentive Plan (the “2007 Plan”), which was approved by the stockholders and became effective upon the consummation of the Company’s IPO in May 2007. Effective upon the consummation of the IPO, no further awards will be made pursuant to the 1999 Plan, but any outstanding awards under the 1999 Plan will remain in effect and will continue to be subject to the terms of the 1999 Plan. The 2007 Plan allows the Company to grant ISOs, NSOs, stock appreciation rights, deferred stock awards, restricted stock and other awards. Under the 2007 Plan, stock options may not be granted at less than fair market value on the date of grant, and grants generally vest over a four year period. Stock options granted under the 2007 Plan expire no later than ten years after the grant date. The Company has reserved for issuance an aggregate of 2,911,667 shares of common stock under the 2007 Plan plus an additional annual increase to be added automatically on January 1 of each year, beginning on January 1, 2008, equal to the lesser of (a) 2% of the outstanding number of shares of common stock (on a fully-diluted basis) on the immediately preceding December 31 and (b) such lower number of shares as may be determined by the Company’s compensation committee. The number of shares available for issuance under the 2007 Plan is subject to adjustment in the event of a stock split, stock dividend or other change in capitalization. Generally, shares that are forfeited or canceled from awards under the 2007 Plan also will be available for future awards. In addition, shares subject to stock options returned to the 1999 Plan, as a result of their expiration, cancellation or termination, are automatically made available for issuance under the 2007 Plan. As of December 31, 2010 a total of 292,887 shares were available for grant under the 2007 Plan.

Accounting for Stock-Based Compensation
The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The Company calculated the fair values of the options granted using the following estimated weighted-average assumptions:

	Years Ended December 31,
	2010	2009	2008
Expected volatility	78%-79%	75%-79%	41%-71%
Expected term	6.25 years	6.25 years	6.25 years
Risk-free interest rate	2.3%-2.85%	2.21%-2.89%	1.71%-3.15%
Expected dividend yield	—%	—%	—%
Weighted-average grant date fair value per share	$4.92	$4.06	$3.28
As there was no public market for the Company’s common stock prior to the Company’s IPO in May 2007, and limited historical information on the volatility of its common stock since the date of the Company’s IPO, the Company determined the volatility for options granted in 2010, 2009 and 2008 based on an analysis of the Company’s stock and reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using a weighted average of the historical volatility of the Company’s stock and the peer group of companies for a period equal to the expected life of the option. The expected life of options has been determined utilizing the “simplified” method. The risk-free interest rate is based on a zero coupon United States treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero. The Company applied an estimated annual forfeiture rate based on its historical forfeiture experience of 2.00% in determining the expense recorded in 2010, 2009, and 2008.
A summary of the stock option activity under the Company’s stock option plan for the year ended December 31, 2010 is presented below:

			Weighted-Average
			Remaining
		Weighted-Average	Contractual	Aggregate
	Options	Exercise	Term	Intrinsic
	Outstanding	Price Per Share	in Years	Value
Options outstanding at December 31, 2009	7,916,879	$6.40
Granted	200,000	7.04
Exercised	(325,547)	3.12
Forfeited	(184,075)	6.89
Canceled	(512,167)	8.45

Options outstanding at December 31, 2010	7,095,090	$6.41	5.7	$14,632

Options exercisable at December 31, 2010	5,815,924	$6.38	5.0	$12,091

Options vested or expected to vest at December 31, 2010(1)	7,030,662	$6.41	5.6	$14,507

(1)
In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

During the years ended December 31, 2010, 2009 and 2008, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $0.8 million, $1.6 million and $3.7 million, respectively, and the total amount of cash received by the Company from exercise of these options was $1.0 million, $0.1 million and $2.2 million, respectively. The total grant date fair value of stock options granted after January 1, 2006 that vested during the years ended December 31, 2010, 2009 and 2008 was $5.4 million, $6.1 million and $4.2 million, respectively.
Unrecognized stock-based compensation expense of non-vested stock options of $5.8 million is expected to be recognized using the straight-line method over a weighted-average period of 1.3 years.

Restricted Stock Awards
Restricted stock awards are valued at the market price of a share of the Company’s common stock on the date of the grant. A summary of the restricted stock award activity under the 2007 Plan for the year ended December 31, 2010 is presented below:

		Weighted-Average
		Grant Date	Aggregate
		Fair Value	Intrinsic
	Shares	Per Share	Value
Nonvested outstanding at December 31, 2009	2,216,900	$5.37
Granted	1,592,588	6.55
Vested	(1,093,536)	4.96
Forfeited	(22,499)	14.16

Nonvested outstanding at December 31, 2010	2,693,453	$5.92	$21,359

The total grant-date fair value of restricted stock awards that vested during the years ended December 31, 2010, 2009 and 2008 was $5.4 million, $2.4 million and $2.5 million, respectively.
Unrecognized stock-based compensation expense of non-vested restricted stock awards of $11.6 million is expected to be recognized over a weighted-average period of 1.6 years.
12. Stockholders’ Equity
Tender Offer
On November 9, 2010, the Company commenced a tender offer to purchase up to 10 million shares of its common stock, representing approximately 23% of the shares of TechTarget’s common stock issued and outstanding at that time, at a price of $6.00 per share. On November 5, 2010, the last full trading day prior to the announcement of the Company’s intention to make the tender offer, the last reported sale price of the Company’s common stock was $5.13 per share.
The tender offer expired on December 9, 2010. Based on the final tabulation by Computershare Trust Company, N.A., the Depositary for the tender offer, the Company accepted for purchase 5,857,878 shares of its common stock at a purchase price of $6.00 per share, for a total cost of $35.1 million. Repurchased shares are recorded under the cost method and are reflected as treasury stock in the accompanying Consolidated Balance Sheets. The total cost of the tender offer was $35.3 million, which includes $0.2 million of costs directly attributable to the purchase.
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
At December 31, 2009, there were 1,269 shares of the Company’s common stock reserved for the exercise of all warrants. There were no shares reserved for the exercise of warrants at December 31, 2010.

Reserved Common Stock
As of December 31, 2010, the Company has reserved 10,843,784 shares of common stock for options outstanding and available for grant under the stock option plans.
13. Income Taxes
The income tax provision for the years ended December 31, 2010, 2009 and 2008 consisted of the following:

	Years Ended December 31,
	2010	2009	2008
Current:
Federal	$2,794	$465	$88
State	2,180	1,223	950
Foreign	32	—	—

Total current	5,006	1,688	1,038
Deferred:
Federal	(984)	(1,314)	1,782
State	(719)	(598)	(36)
Foreign	(45)	—	—

Total deferred	(1,748)	(1,912)	1,746

	$3,258	$(224)	$2,784

The income tax provision for the years ended December 31, 2010, 2009 and 2008 differs from the amounts computed by applying the statutory federal income tax rate to the consolidated income (loss) before income taxes as follows:

	Years Ended December 31,
	2010	2009	2008
Provision computed at statutory rate	$726	$(1,869)	$1,592
Increase (reduction) resulting from:
Tax exempt interest income	(105)	(133)	(440)
Stock-based compensation	1,336	1,426	1,012
Other non-deductible expenses	132	136	137
Non-deductible transaction costs	42	—	—
State income tax provision	1,055	197	581
Other	72	19	(98)

Provision for income taxes	$3,258	$(224)	$2,784

Significant components of the Company’s net deferred tax assets and liabilities are as follows:

	As of December 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$716	$2,797
Deferred revenue	279	241
Accruals and allowances	728	432
Stock-based compensation	7,221	5,904
Deferred rent expense	1,244	191

Gross deferred tax assets	10,188	9,565
Less valuation allowance	(678)	(1,020)

Total deferred tax assets	9,510	8,545
Deferred tax liabilities:
Intangible asset amortization	(241)	(873)
Depreciation	(698)	(91)

Total deferred tax liabilities	(939)	(964)

Net deferred tax assets	$8,571	$7,581

As reported:
Current deferred tax assets	$729	$2,399

Non-current deferred tax assets	$7,985	$5,182

Non-current deferred tax liabilities (included in other liabilities)	$(142)	$—

In evaluating the ability to realize the net deferred tax asset, the Company considers all available evidence, both positive and negative, including past operating results, the existence of cumulative losses in the most recent fiscal years, tax planning strategies that are prudent, and feasible and forecasts of future taxable income. In considering sources of future taxable income, the Company makes certain assumptions and judgments that are based on the plans and estimates that are used to manage the underlying business of the Company. Changes in the Company’s assumptions and estimates may materially impact income tax expense for the period. The valuation allowance of $678 and $1.0 million at December 31, 2010 and 2009, respectively, relates to deferred tax assets for state net operating losses acquired from KnowledgeStorm that the Company determined were not more likely than not to be realized based on projections of future taxable income in Georgia. The valuation allowance decreased by $342 during the year. To the extent realization of the deferred tax assets for the state net operating losses becomes more likely than not, recognition of these acquired tax benefits would reduce income tax expense.
The Company considers the excess of its financial reporting over its tax basis in its investment in foreign subsidiaries essentially permanent in duration and as such has not recognized a deferred tax liability related to this difference.
The amount of unrecognized tax benefits at December 31, 2010 was approximately $0.6 million. The amount of unrecognized tax benefits that impact the effective tax rate, if recognized, is approximately $0.4 million.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2010 and 2009 is as follows:

2010
Balance at beginning of year	$—
Gross increases related to positions taken in prior periods	397

Balance at end of year	$397

In March 2010, the Company received a letter from the Department of Revenue of the Commonwealth of Massachusetts (the “MA DOR”) requesting documentation demonstrating that TechTarget Securities Corporation (“TSC”), a wholly-owned subsidiary of the Company, has been classified by the MA DOR as a Massachusetts security corporation. Based on recent correspondence with the MA DOR, it is the Company’s current expectation that it is more likely than not that the MA DOR will require an adjustment to correct TSC’s tax filings such that it will be treated as a Massachusetts business corporation for the applicable years. The tax benefit available to a Massachusetts security corporation is a lower income tax rate. For the year ended December 31, 2010, the Company recorded a tax reserve for approximately $0.4 million for the potential state income tax liability arising from the difference between the income tax rates applicable to security corporations and business corporations in Massachusetts. The Company and the MA DOR have a settlement conference scheduled for March 22, 2011. The Company believes that if this matter is not settled, it has meritorious defenses which it intends to vigorously assert.
The Company recognizes interest and penalties totaling $8 on its uncertain tax positions in income tax expense in 2010. Tax years 2007 through 2010 are subject to examination by the federal and state taxing authorities. There are no income tax examinations currently in process with the exception of the matter noted above related to the MA DOR.
As of December 31, 2010, the Company had state net operating loss (“NOL”) carryforwards of approximately $17.7 million, which may be used to offset future taxable income. The NOL carryforwards expire through 2029.
14. Segment Information
The Company views its operations and manages its business as one operating segment based on factors such as how the Company manages its operations and how its executive management team reviews results and makes decisions on how to allocate resources and assess performance.
Geographic Data
Net sales to unaffiliated customers by geographic area were as follows:

	Years Ended December 31,
	2010	2009	2008
North America	$89,767	$83,233	$101,401
International	5,242	3,264	3,143

Total	$95,009	$86,497	$104,544

15. 401(k) Plan
The Company maintains a 401(k) retirement savings plan (the “Plan”) whereby employees may elect to defer a portion of their salary and contribute the deferred portion to the Plan. The Company contributes an amount equal to 50% of the employee’s contribution to the Plan, up to an annual limit of two thousand dollars. The Company contributed $0.8 million, $0.7 million and $0.8 million to the Plan for the years ended December 31, 2010, 2009 and 2008, respectively. Employee contributions and the Company’s matching contributions are invested in one or more collective investment funds at the participant’s direction. The Company’s matching contributions vest 25% annually and are 100% vested after four consecutive years of service.
16. Quarterly Financial Data (unaudited)

	For the Three Months Ended
	2010				2009
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Total revenues	$21,043	$25,073	$22,001	$26,892	$18,472	$21,737	$23,056	$23,232
Total cost of revenues	5,400	6,094	5,658	5,947	5,961	6,231	6,530	6,256
Total gross profit	15,643	18,979	16,343	20,945	12,511	15,506	16,526	16,976
Total operating expenses	18,253	17,598	16,768	17,391	15,267	15,960	18,082	17,817
Operating (loss) income	(2,610)	1,381	(425)	3,554	(2,756)	(454)	(1,556)	(841)
Net (loss) income	$(2,340)	$446	$(612)	$1,324	$(2,308)	$(543)	$(1,438)	$(827)
Net (loss) income per common share:
Basic	$(0.06)	$0.01	$(0.01)	$0.03	$(0.06)	$(0.01)	$(0.03)	$(0.02)
Diluted	$(0.06)	$0.01	$(0.01)	$0.03	$(0.06)	$(0.01)	$(0.03)	$(0.02)
17. Subsequent Events
Subsequent events have been evaluated through the date the financial statements were issued and no events or transactions have occurred that require disclosure or adjustment to these consolidated financial statements.

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
In connection with the preparation of the Form 10-K for the period ended December 31, 2010, management, under the supervision of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of disclosure controls and procedures. Based on that evaluation, and due to the material weakness in our internal control over financial reporting described in our accompanying Management’s Report on Internal Controls over Financial Reporting below, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level. As further discussed below under Remediation Plans, management is implementing measures that we believe will address the material weakness in our internal control over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act, as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:
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
As discussed in Note 4 to the Consolidated Financial Statements, on October 1, 2010, the Company acquired Keji Wangtuo Information Technology Co., Ltd. (“KWIT”). For purposes of evaluating internal controls over financial reporting, we determined that the internal controls of KWIT would be excluded from the internal control assessment as of December 31, 2010, due to the timing of the closing of the acquisition. For the year ended December 31, 2010, KWIT constituted $3.6 million and $3.0 million of total and net assets, respectively.
Our management conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. This evaluation included a review of the documentation of controls, evaluation of the design effectiveness of controls, and testing of the operating effectiveness of controls. Because the Company has not fully remediated one of the six material weaknesses identified in 2009 and discussed below, management concluded that our internal control over financial reporting was not effective as of December 31, 2010.
The independent registered public accounting firm, Ernst & Young LLP, has audited our consolidated financial statements and has issued an attestation report on our internal controls over financial reporting as of December 31, 2010, which is included herein.
Management identified the following material weakness surrounding our internal controls over financial reporting:
Inadequate and ineffective accounting and reporting system for the processing and reporting of certain complex service revenue transactions. Our current accounting and financial reporting system and related internal controls are inadequate to carry out the volume and level of complexities associated with our online service revenue transactions. As such, there exists the reasonable possibility that a material error would not be prevented or detected on a timely basis.
Changes in Internal Control over Financial Reporting
There have been changes in the Company’s internal control over financial reporting in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that occurred during the year ended December 31, 2010 to remediate the material weaknesses identified and communicated in the Company’s Annual Report on Form 10K for fiscal year 2009.
These material weaknesses related to:
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

Throughout fiscal year 2010, the Company implemented the following measures to strengthen our internal control over financial reporting and to address these material weaknesses:
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

•
Work with our Human Resources department in aggressively identifying and recruiting future capable executive leadership and technical accounting staff candidates. In June 2010 we hired a new Chief Financial Officer who has subsequently recruited and hired a new Vice President of Finance, Revenue Operations Manager and Credit and Collection Manager. Additionally, throughout 2010 we have created and filled the following roles in our Finance Department: Assistant Controller, Manager of Financial Reporting, Manager of Internal Audit and Business Systems Analyst.

•	Provide training to address relevant technical accounting matters including updating the appropriate personnel on recent accounting pronouncements and other relevant accounting literature.
3.	In order to improve controls to ensure sufficient and effective review and supervision by management of certain accounting policies and procedures, we have initiated and intend to continue to:
•	Ensure that financial management is routinely reviewing and monitoring the application of and any changes to the accounting policies and procedures underlying complex transactions.

•	Ensure the proper evidence of this review is consistently documented.

•	Ensure that financial management is involved in oversight and monitoring of the recording and reporting of complex transactions.

•	Implement a process whereby senior finance personnel are informed of all significant judgments made during the close process.
4.	In order to ensure the Company’s accounting and reporting systems are adequate to carry out the level and complexities associated with our service revenue transactions, we have:
•
Purchased and implemented in the first half of 2010 a software application intended to enhance our revenue accounting and reporting systems. This system was purchased with the intention that it would provide the additional controls needed over revenue recognition until we are able to implement a fully integrated platform supporting enterprise resource planning and data analysis.

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

Except for the material weakness that has not been fully remediated as discussed above, the Company has tested the effectiveness of the newly implemented measures and found them to be operating effectively as of December 31, 2010.
Remediation Plans
Management has identified the following measures to strengthen our internal control over financial reporting and to address the material weakness described above. We believe that these planned actions will adequately address the material weakness.
In order to ensure the Company’s accounting and reporting systems are adequate to carry out the level and complexities associated with our service revenue transactions, we have initiated and intend to continue to:
•
Improve the effectiveness of the software application implemented in 2010 and make the appropriate enhancements to its role in providing control over revenue transactions until we are able to implement a new fully integrated financial accounting and reporting platform containing adequate system level controls to support an appropriate control environment.

•
Enhance other control activities including exception reporting and detailed reconciliations included as manual controls within the month end closing process to further mitigate process risks not addressed by the current accounting and reporting systems.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

TechTarget, Inc.

We have audited TechTarget, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TechTarget, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Keji Wangtuo Information Technology Co., Ltd, which is included in the 2010 consolidated financial statements of TechTarget, Inc. and constituted $3.6 million and $3.0 million of total and net assets, respectively, as of December 31, 2010. Our audit of internal controls over financial reporting of TechTarget, Inc. also did not include an evaluation of the internal control over financial reporting of Keji Wangtuo Information Technology Co., Ltd.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.

The Company’s current accounting and financial reporting system and related internal controls are inadequate to carry out the volume and level of complexities associated with its revenue transactions. This material weakness results in a reasonable possibility that a material misstatement of the Company’s revenue, deferred revenue and accounts receivable could occur and not be prevented or detected on a timely basis.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TechTarget, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2010 financial statements and this report does not affect our report dated March 16, 2011, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, TechTarget, Inc. has not maintained effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 16, 2011

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Incorporated by reference from the information in the Company’s proxy statement for the 2011 annual meeting of stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

Item 11.	Executive Compensation.
Incorporated by reference from the information in the Company’s proxy statement for the 2011 annual meeting of stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Incorporated by reference from the information in the Company’s proxy statement for the 2011 annual meeting of stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Incorporated by reference from the information in the Company’s proxy statement for the 2011 annual meeting of stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

Item 14.	Principal Accounting Fees and Services.
Incorporated by reference from the information in the Company’s proxy statement for the 2011 annual meeting of stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year to which this report relates.
PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a)(1) Financial Statements are filed as part of this Annual Report on Form 10-K. The following consolidated financial statements are included in Item 8:
•	Consolidated Balance Sheets as of December 31, 2010 and 2009
•	Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008
•	Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Years Ended December 31, 2010, 2009 and 2008
•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008
•	Notes to Consolidated Financial Statements
(a)(2) Financial statement schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto.
(a)(3) Exhibit Index.
The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Annual Report on Form 10-K and are incorporated into this item by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHTARGET, INC.
Date: March 16, 2011

By:	/s/ GREG STRAKOSCH Greg Strakosch
Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREG STRAKOSCH Greg Strakosch	Chief Executive Officer and Director (Principal executive officer)	March 16, 2011

/s/ JEFFREY WAKELY Jeffrey Wakely	Chief Financial Officer and Treasurer (Principal financial and accounting officer)	March 16, 2011

/s/ LEONARD FORMAN Leonard Forman	Director	March 16, 2011

/s/ JAY C. HOAG Jay C. Hoag	Director	March 16, 2011

/s/ BRUCE LEVENSON Bruce Levenson	Director	March 16, 2011

/s/ ROGER M. MARINO Roger M. Marino	Director	March 16, 2011

EXHIBIT INDEX

				Incorporated by Reference to
					Filing
Exhibit			Form or	Exhibit	Date	SEC File
Number		Description	Schedule	No.	with SEC	Number
		Articles of Incorporation and By-Laws
3.1		Fourth Amended and Restated Certificate of Incorporation of the Registrant	10-Q	3.1	11/13/2007	001-33472
3.2		Amended and Restated Bylaws of the Registrant	S-1/A	3.3	03/20/2007	333-140503

		Instruments Defining the Rights of Security Holders
4.1		Specimen Stock Certificate for shares of the Registrant’s Common Stock	S-1/A	4.1	04/10/2007	333-140503

		Material Contracts
10.1		Second Amended and Restated Investors’ Rights Agreement by and among the Registrant, the Investors named therein and SG Cowen Securities Corporation, dated as of December 17, 2004	S-1	10.1	02/07/2007	333-140503
10.2		Form of Indemnification Agreement between the Registrant and its Directors and Officers	S-1/A	10.2	05/15/2007	333-140503
10.3	#	2007 Stock Option and Incentive Plan	S-1/A	10.3	04/20/2007	333-140503
10.4	#	Form of Incentive Stock Option Agreement under the 2007 Stock Option and Incentive Plan	S-1/A	10.4	04/20/2007	333-140503
10.5	#	Form of Non-Qualified Stock Option Agreement under the 2007 Stock Option and Incentive Plan	S-1/A	10.5	04/20/2007	333-140503
10.6	#	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors	S-1/A	10.5.1	04/27/2007	333-140503
10.7	#	Form of Restricted Stock Agreement under the 2007 Stock Option and Incentive Plan	S-1/A	10.6	04/20/2007	333-140503
10.8	#	Form of Restricted Stock Unit Agreement under the 2007 Stock Option and Incentive Plan	10-K	10.8	3/31/2008	001-33472
10.9	#	Restricted Stock Unit Agreement, dated December 18, 2007, by and between the Registrant and Kevin Beam	10-K	10.9	3/31/2008	001-33472
10.10	#	Restricted Stock Unit Agreement, dated December 18, 2007, by and between the Registrant and Don Hawk	10-K	10.10	3/31/2008	001-33472
10.11	#	Restricted Stock Unit Agreement, dated December 18, 2007, by and between the Registrant and Rick Olin	10-K	10.11	3/31/2008	001-33472
10.12	#	Restricted Stock Unit Agreement, dated December 18, 2007, by and between the Registrant and Greg Strakosch	10-K	10.13	3/31/2008	001-33472
10.13	#	Executive Incentive Bonus Plan	S-1/A	10.7	04/20/2007	333-140503
10.14	#	1999 Stock Option Plan	S-1	10.8	02/07/2007	333-140503

				Incorporated by Reference to
					Filing
Exhibit			Form or	Exhibit	Date	SEC File
Number		Description	Schedule	No.	with SEC	Number
10.15	#	Form of Incentive Stock Option Grant Agreement under the 1999 Stock Option Plan (for grants prior to September 27, 2006)	S-1	10.9	02/07/2007	333-140503
10.16	#	Form of Incentive Stock Option Grant Agreement under the 1999 Stock Option Plan (for grants on or after September 27, 2006)	S-1	10.10	02/07/2007	333-140503
10.17	#	Form of Incentive Stock Option Grant Agreement under the 1999 Stock Option Plan (for grants to executives)	S-1/A	10.10.1	05/01/2007	333-140503
10.18	#	Form of Nonqualified Stock Option Grant Agreement under the 1999 Stock Option Plan	S-1	10.11	02/07/2007	333-140503
10.19	#	Credit Facility Agreement between the Registrant and Citizens Bank of Massachusetts, dated August 30, 2006	S-1	10.16	02/07/2007	333-140503
10.20	#	Amended and Restated Employment Agreement, dated January 17, 2008, by and between the Registrant and Greg Strakosch	10-K	10.25	3/31/2008	001-33472
10.21	#	Amended and Restated Employment Agreement, dated January 17, 2008, by and between the Registrant and Don Hawk	10-K	10.26	3/31/2008	001-33472
10.22	#	Amended and Restated Employment Agreement, dated January 17, 2008, by and between the Registrant and Kevin Beam	10-K	10.28	3/31/2008	001-33472
10.23	#	Amended and Restated Employment Agreement, dated January 17, 2008, by and between the Registrant and Rick Olin	10-K	10.29	3/31/2008	001-33472
10.24	#	Employment Agreement, by and between the Registrant and Jeffrey Wakely	8-K	10.1	5/3/2010	001-33472
10.25		Lease Agreement by and between MA-Riverside Project L.L.C., as landlord and TechTarget, Inc., as tenant	8-K	10.1	8/7/2009	001-33472
10.26		First Amendment to Lease Agreement, by and between the Registrant and MA-Riverside Project L.L.C. for the premises located at One Riverside Center, 275 Grove Street, Newton, Massachusetts, dated November 18, 2010	8-K	10.1	11/22/10	001-33472
10.27		First Amendment (dated August 30, 2007) to Credit Facility Agreement dated August 30, 2006 between the Registrant and Citizens Bank of Massachusetts	10-Q	10.1	2/8/2010	001-33472
10.28		Second Amendment (dated December 18, 2008) to Credit Facility Agreement between the Registrant and Citizens Bank of Massachusetts, dated August 30, 2006	10-Q	10.2	2/8/2010	001-33472
10.29		Third Amendment (dated December 17, 2009) to Credit Facility Agreement dated August 30, 2006 between the Registrant and Citizens Bank of Massachusetts	10-Q	10.3	2/8/2010	001-33472

			Incorporated by Reference to
				Filing
Exhibit		Form or	Exhibit	Date	SEC File
Number	Description	Schedule	No.	with SEC	Number
10.30	First Amendment (dated December 17, 2009) to Revolving Promissory Note dated August 30, 2006 between the Registrant and Citizens Bank of Massachusetts	10-Q	10.4	2/8/2010	001-33472
10.31	Waiver of Specified Covenants (dated December 17, 2009) for Credit Facility Agreement dated August 30, 2006 between the Registrant and Citizens Bank of Massachusetts, now known as RBS Citizens, National Association	10-Q	10.5	2/8/2010	001-33472
10.32	Waiver of Specified Covenants (dated January 28, 2010) for Credit Facility Agreement dated August 30, 2006 between the Registrant and Citizens Bank of Massachusetts, now known as RBS Citizens, National Association	10-Q	10.6	2/8/2010	001-33472
*10.33	Amended and Restated Restricted Stock Unit Agreement, dated August 10, 2009, by and between the Registrant and Michael Cotoia

	Additional Exhibits
*21.1	List of Subsidiaries
*23.1	Consent of Ernst & Young LLP
*31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
*31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.
*32.1	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Agreement and Plan of Merger by and among the Registrant, Catapult Acquisition Corp. and KnowledgeStorm, Inc. dated November 1, 2007	8-K	99.1	11/07/2007	001-33472

*	Filed herewith.

#	Management contract or compensatory plan or arrangement filed as an Exhibit to this report pursuant to 15(a) and 15(c) of Form 10-K.