Form 10-Q
period 2011-03-31
TechTarget Inc
filed 2011-05-10
CIK 1293282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had 37,622,439 shares of Common Stock, $0.001 par value per share, outstanding as of April 29, 2011.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
TECHTARGET, INC.
Consolidated Balance Sheets
(In thousands, except share data)

	March 31,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$34,579	$32,584
Short-term investments	9,092	17,550
Accounts receivable, net of allowance for doubtful accounts of $1,156 and $1,026 as of March 31, 2011 and December 31, 2010, respectively	25,809	24,678
Prepaid expenses and other current assets	2,794	1,021
Deferred tax assets	853	729

Total current assets	73,127	76,562
Property and equipment, net	6,756	6,235
Long-term investments	6,840	—
Goodwill	92,382	92,382
Intangible assets, net of accumulated amortization	9,384	10,469
Deferred tax assets	7,825	7,985
Other assets	193	125

Total assets	$196,507	$193,758

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,888	$3,797
Accrued expenses and other current liabilities	2,767	2,181
Accrued compensation expenses	627	1,979
Income taxes payable	—	226
Deferred revenue	7,208	6,603

Total current liabilities	14,490	14,786
Long-term liabilities:
Other liabilities	5,492	5,112

Total liabilities	19,982	19,898
Commitments and contingencies (Note 8)	—	—
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 43,365,962 shares issued and 37,508,084 shares outstanding at March 31, 2011 and 42,901,926 shares issued and 37,044,048 shares outstanding at December 31, 2010	44	43
Treasury stock	(35,343)	(35,343)
Additional paid-in capital	248,799	246,080
Accumulated other comprehensive income	25	5
Accumulated deficit	(37,000)	(36,925)

Total stockholders’ equity	176,525	173,860

Total liabilities and stockholders’ equity	$196,507	$193,758

See accompanying notes.

TECHTARGET, INC.
Consolidated Statements of Operations
(In thousands, except per share data)

	For the Three Months Ended March 31,
	2011	2010
	(Unaudited)
Revenues:
Online	$20,380	$18,561
Events	2,186	2,482

Total revenues	22,566	21,043

Cost of revenues:
Online (1)	5,606	4,942
Events (1)	877	938

Total cost of revenues	6,483	5,880

Gross profit	16,083	15,163

Operating expenses:
Selling and marketing (1)	8,631	9,411
Product development (1)	1,946	2,355
General and administrative (1)	3,799	4,347
Depreciation	641	525
Amortization of intangible assets	1,086	1,135

Total operating expenses	16,103	17,773

Operating loss	(20)	(2,610)

Interest income, net	6	107

Loss before provision for (benefit from) income taxes	(14)	(2,503)

Provision for (benefit from) income taxes	61	(163)

Net loss	$(75)	$(2,340)

Net loss per common share:
Basic and Diluted	$(0.00)	$(0.06)

Weighted average common shares outstanding:
Basic and Diluted	37,940	42,480

(1) Amounts include stock-based compensation expense as follows:
Cost of online revenue	$70	$88
Cost of events revenue	22	26
Selling and marketing	1,158	1,929
Product development	106	161
General and administrative	644	1,225
See accompanying notes.

TECHTARGET, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)
Operating Activities:
Net loss	$(75)	$(2,340)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,727	1,660
Provision for bad debt	130	95
Amortization of investment premiums	117	427
Stock-based compensation expense	2,000	3,429
Deferred tax benefit	(219)	(336)
Excess tax benefit — stock options	(403)	107
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	(1,255)	(1,845)
Prepaid expenses and other current assets	(572)	(237)
Other assets	(68)	(22)
Accounts payable	91	1,392
Income taxes payable	(1,016)	(432)
Accrued expenses and other current liabilities	586	(1,437)
Accrued compensation expenses	(1,351)	383
Deferred revenue	605	780
Other liabilities	381	681

Net cash provided by operating activities	678	2,305
Investing activities:
Purchases of property and equipment, and other assets	(1,162)	(2,397)
Purchases of investments	(6,829)	(13,375)
Proceeds from sales and maturities of investments	8,345	10,450
Acquisition of businesses	—	(484)

Net cash provided by (used in) investing activities	354	(5,806)
Financing activities:
Excess tax benefit—stock options	403	(107)
Proceeds from exercise of stock options	560	215

Net cash provided by financing activities	963	108
Net increase (decrease) in cash and cash equivalents	1,995	(3,393)
Cash and cash equivalents at beginning of period	32,584	20,884

Cash and cash equivalents at end of period	$34,579	$17,491

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—

Cash paid for taxes	$1,330	$487

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
The Company’s integrated content platform consists of a network of more than 90 websites that are complemented with targeted in-person events. During the critical stages of the purchase decision process, these content offerings meet IT professionals’ needs for expert, peer and IT vendor information, and provide a platform on which IT vendors can launch targeted marketing campaigns that generate measurable, high return on investment (“ROI”). As IT professionals have become increasingly specialized, they have come to rely on the Company’s sector-specific websites for purchasing decision support. The Company’s content enables IT professionals to navigate the complex and rapidly changing IT landscape where purchasing decisions can have significant financial and operational consequences. Based upon the logical clustering of users’ respective job responsibilities and the marketing focus of the products that the Company’s customers are advertising, content offerings are currently categorized across nine distinct media groups: Application Architecture and Development; Channel; CIO/IT Strategy; Data Center and Virtualization Technologies; Business Applications and Analytics; Networking; Security; Storage; and TechnologyGuide.com.
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

Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (generally accepted accounting principles, or “GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown, are of a normal recurring nature and have been reflected in the consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of results to be expected for any other interim periods or for the full year. The information included in these consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report and the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
Reclassifications
In 2011, the Company changed the manner in which it allocates real estate facilities costs to align with actual departmental headcount. Previously, these costs were all included as a part of general and administrative expenses. Amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation. In Q1 2010 this resulted in additional online cost of sales, events cost of sales, sales and marketing and product development expense of $406, $73, $498 and $170, respectively, offset by a decrease in general and administrative expense of $1.1 million.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Revenue Recognition
The Company generates substantially all of its revenue from the sale of targeted advertising campaigns that are delivered via its network of websites and events. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.
Although each of the Company’s online media offerings can be sold separately, the majority of the Company’s online media sales involve multiple online offerings, which are described in more detail below. During fiscal 2010 and prior, because objective evidence of fair value did not exist for all elements in the Company’s bundled advertising campaigns, no allocation could be made among the various elements, so the Company recognized revenue on all units of accounting ratably over the term of the arrangement. In September 2009, the FASB ratified Accounting Standards Update (“ASU”) 2009-13, Revenue Arrangements with Multiple Deliverables, which updates the existing multiple-element revenue arrangements guidance included in ASC 605-25. ASU 2009-13 requires companies to allocate the overall consideration to each deliverable by using a best estimate of selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third party evidence of selling price. The Company adopted the new standard, beginning on January 1, 2011, on a prospective basis. Because neither vendor-specific objective evidence of fair value nor third party evidence of selling price exists for all elements in the Company’s bundled advertising campaigns, the Company uses an estimated selling price which represents management’s best estimate of the stand-alone selling price of deliverables for each deliverable in an arrangement. The Company uses the relative selling price method to allocate consideration at the inception of the arrangement to each deliverable in a multiple element arrangement. The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of the deliverable’s selling price. Revenue is then recognized as delivery occurs. For content assets posted on websites, revenue recognition is generally over the period the content asset is available.
The Company has concluded that adoption of this standard did not materially affect results in the first quarter of 2011, nor is it expected to materially affect future periods.
Event Sponsorships. Revenue from vendor-sponsored events, whether sponsored exclusively by a single vendor or in a multi-vendor sponsored event, is recognized upon completion of the event in the period the event occurs. The majority of the Company’s events are free to qualified attendees; however, certain events are based on a paid attendee model. The Company recognizes revenue for paid attendee events upon completion of the event and receipt of payment from the attendee. Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue.

Online Media. Revenue for online media offerings is recognized for specific online media offerings as follows when these items are sold separately:
•	White Papers. White paper revenue is recognized ratably over the period in which the white paper is available on the Company’s websites.

•	Webcasts, Podcasts, Videocasts and Virtual Trade Shows. Webcast, podcast, videocast, virtual trade show and similar content revenue is recognized ratably over the period in which the webcast, podcast, videocast or virtual trade show is available on the Company’s websites.

•	Custom Media. Custom media revenue is recognized ratably over the period in which the custom media asset is available on the Company’s websites.

•	Promotional E-mails and E-newsletters. Promotional e-mail revenue is recognized ratably over the period in which the related content asset is available on its websites because promotional e-mails do not have standalone value from the related content asset. E-newsletter revenue is recognized in the period in which the e-newsletter is sent.

•	List Rentals. List rental revenue is recognized in the period in which the e-mail is sent to the list of registered members.

•	Banners. Banner revenue is recognized in the period in which the banner impressions occur.

•	Third Party Revenue Sharing Arrangements. Revenue from third party revenue sharing arrangements is recognized on a net basis in the period in which the services are performed.
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
Internal-Use Software and Website Development Costs
The Company capitalizes costs incurred during the development of its website applications and infrastructure as well as certain costs relating to internal-use software. The estimated useful life of costs capitalized is evaluated for each specific project. Capitalized internal-use software and website development costs are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss shall be recognized only if the carrying amount of the asset is not recoverable and exceeds its fair value. The Company capitalized internal-use software and website development costs of $0.8 million and $0.5 million for the three months ended March 31, 2011 and 2010, respectively.

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
Stock-Based Compensation
At March 31, 2011, the Company had two stock-based employee compensation plans which are more fully described in Note 10. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized in the Statement of Operations using the straight-line method over the vesting period of the award or using the accelerated method if the award is contingent upon performance goals. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock option awards.
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
Recent Accounting Pronouncements
In September 2009, the Financial Accounting Standards Board (“FASB”) ratified Accounting Standards Update (“ASU”) 2009-13 (“ASU 2009-13”) (previously Emerging Issues Task Force (“EITF”) Issue No. 08-1, Revenue Arrangements with Multiple Deliverables (“EITF 08-1”)), which updates the existing multiple-element revenue arrangements guidance currently included in Accounting Standards Codification (“ASC”) 605-25. ASU 2009-13 requires companies to allocate the overall consideration to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption is permitted. The Company has adopted the new standard on January 1, 2011 and has concluded that adoption of this standard did not have a material impact on its consolidated results of operations and financial condition.
In October 2009, the FASB issued Accounting Standards Update 2009-14, Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”). ASU 2009-14 amends guidance included within ASC Topic 985-605 to exclude tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. Entities that sell joint hardware and software products that meet this scope exception will be required to follow the guidance of ASU 2009-13. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted. The Company determined that adopting the provisions of ASU 2009-14 did not impact its consolidated financial statements.
In December 2009, the FASB issued Accounting Standards Update 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. The new standard requires a number of new disclosures, including additional disclosures about the reporting entity’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity is required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. ASU 2009-17 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. The adoption of the new standard did not have an overall impact to the Company’s financial statements.

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
In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (Topic 805), which specifies that if a public entity presents financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the year occurred as of the beginning of the comparable prior annual reporting period only. This ASU also expands the supplemental pro forma disclosure. The ASU is effective for business combinations for which the acquisition date is on or after the annual reporting period beginning on or after December 15, 2010.
3. Fair Value Measurements
The Company measures certain financial assets at fair value on a recurring basis, including cash equivalents, and short and long-term investments. The fair value of these financial assets was determined based on three levels of input as follows:
•	Level 1. Quoted prices in active markets for identical assets and liabilities;
•	Level 2. Observable inputs other than quoted prices in active markets; and
•	Level 3. Unobservable inputs.
The fair value hierarchy of the Company’s financial assets and liabilities carried at fair value and measured on a recurring basis is as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
	(Unaudited)
Money market funds(1)	$25,095	$25,095	$—	$—
Short-term investments(2)	9,092	—	9,092	—
Long-term investments(2)	6,840	—	6,840	—

Total	$41,027	$25,095	$15,932	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Money market funds(1)	$23,375	$23,375	$—	$—
Short-term investments(2)	17,550	—	17,550	—
Long-term investments(2)	—	—	—	—

Total	$40,925	$23,375	$17,550	$—

(1)	Included in cash and cash equivalents on the accompanying consolidated balance sheets; valued at quoted market prices in active markets.

(2)	Our short and long-term investments consist of government agency and municipal bonds; their fair value is calculated using an interest rate yield curve for similar instruments.

4. Cash, Cash Equivalents and Investments
Cash and cash equivalents consist of highly liquid investments with maturities of three months or less at date of purchase. Cash equivalents are carried at cost, which approximates their fair market value. Cash and cash equivalents consisted of the following:

	March 31,	December 31,
	2011	2010
	(Unaudited)
Cash	$9,484	$9,209
Money market funds	25,095	23,375

Total cash and cash equivalents	$34,579	$32,584

The Company’s short and long-term investments are accounted for as available for sale securities. These investments are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive (loss) income, a component of stockholders’ equity, net of tax. The unrealized (loss) gain, net of taxes, was $(1) and $(5) as of March 31, 2011 and December 31, 2010, respectively. Realized gains and losses on the sale of these investments are determined using the specific identification method. There were no realized gains during the three months ended March 31, 2011 or 2010.
Short and long-term investments consisted of the following:

	March 31, 2011
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(Unaudited)
Short and long-term investments:
Government agency bonds	$—	$—	$—	$—
Municipal bonds	15,933	6	(7)	15,932

Total short and long-term investments	$15,933	$6	$(7)	$15,932

	December 31, 2010
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short and long-term investments:
Government agency bonds	$2,008	$1	$—	$2,009
Municipal bonds	15,550	2	(11)	15,541

Total short and long-term investments	$17,558	$3	$(11)	$17,550

The Company had 7 debt securities in an unrealized loss position at March 31, 2011. All of these securities have been in such a position for less than 12 months. The unrealized loss on those securities was approximately $7 thousand and the fair value was $11.4 million. As of March 31, 2011, the Company does not consider these investments to be other-than-temporarily impaired.
Municipal bonds have contractual maturity dates within eighteen months. All income generated from these investments is recorded as interest income.

5. Intangible Assets
Intangible assets subject to amortization as of March 31, 2011 and December 31, 2010 consist of the following:

		As of March 31, 2011
	Estimated	Gross
	Useful Lives	Carrying	Accumulated
	(Years)	Amount	Amortization	Net
		(Unaudited)
Customer, affiliate and advertiser relationships	1 - 9	$12,879	$(8,179)	$4,700
Developed websites	3 - 6	5,400	(3,525)	1,875
Trademark, trade name and domain name	1 - 7	2,373	(1,589)	784
Proprietary user information database and Internet traffic	3 - 5	5,400	(3,589)	1,811
Non-compete agreements	1 - 3	1,573	(1,359)	214

Total intangible assets		$27,625	$(18,241)	$9,384

		As of December 31, 2010
	Estimated	Gross
	Useful Lives	Carrying	Accumulated
	(Years)	Amount	Amortization	Net
Customer, affiliate and advertiser relationships	1 - 9	$12,879	$(7,654)	$5,225
Developed websites	3 - 6	5,400	(3,300)	2,100
Trademark, trade name and domain name	1 - 7	2,373	(1,526)	847
Proprietary user information database and Internet traffic	3 - 5	5,400	(3,354)	2,046
Non-compete agreements	1 - 3	1,573	(1,322)	251

Total intangible assets		$27,625	$(17,156)	$10,469

Intangible assets are amortized over their estimated useful lives, which range from one to nine years, using methods of amortization that are expected to reflect the estimated pattern of economic use. The remaining amortization expense will be recognized over a weighted-average period of approximately 2.34 years. Amortization expense was $1.1 million for each of the three month periods ended March 31, 2011 and 2010. Amortization expense is recorded within operating expenses as the intangible assets consist of customer-related assets and website traffic that the Company considers to be in support of selling and marketing activities.
The Company expects amortization expense of intangible assets to be as follows:

Amortization
Years Ending December 31:	Expense
(Unaudited)
2011 (April 1st — December 31st)	$2,613
2012	2,935
2013	1,430
2014	1,051
2015	804
Thereafter	551

$9,384

6. Net Loss Per Common Share
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share is as follows:

	For the Three Months Ended March 31,
	2011	2010
	(Unaudited)
Numerator:
Net loss	$(75)	$(2,340)

Denominator:
Basic:
Weighted average shares of common stock outstanding	37,940,422	42,479,994

Diluted:
Weighted average shares of common stock outstanding	37,940,422	42,479,994
Effect of potentially dilutive shares (1)	—	—

Total weighted average shares of common stock outstanding	37,940,422	42,479,994

Net Loss Per Common Share:
Basic net loss per common share	$(0.00)	$(0.06)

Diluted net loss per common share	$(0.00)	$(0.06)

(1)	In calculating diluted earnings per share, shares related to outstanding stock options, unvested restricted stock awards and warrants were excluded for the three months ended March 31, 2011 and 2010 because they were anti-dilutive.
7. Bank Term Loan Payable
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
The Revolving Credit Facility matures on August 30, 2011. Unless earlier payment is required by an event of default, all principal and unpaid interest will be due and payable on August 30, 2011. At the Company’s option, the Revolving Credit Facility bears interest at either the Prime Rate less 1.00% or the London Interbank Offered Rate (“LIBOR”) plus the applicable LIBOR margin. The applicable LIBOR margin is based on the ratio of total funded debt to earnings before interest, other income and expense, income taxes, depreciation, and amortization (“EBITDA”) for the preceding four fiscal quarters. As of March 31, 2011, the applicable LIBOR margin, which was the operative rate during the quarter ended March 31, 2011, was 1.25%.
The Company is also required to pay an unused line fee on the daily unused amount of its Revolving Credit Facility at a per annum rate based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters. As of March 31, 2011, unused availability under the Revolving Credit Facility totaled $3.5 million and the per annum unused line fee rate was 0.20%.
Borrowings under the Credit Agreement are collateralized by a security interest in substantially all assets of the Company. Covenants governing the Credit Agreement include the maintenance of certain financial ratios. At March 31, 2011 the Company was in compliance with all covenants under the Credit Agreement.
At March 31, 2011 and December 31, 2010 there were no amounts outstanding under this revolving loan agreement. There was a $1.5 million standby letter of credit related to the Company’s corporate headquarters lease that was outstanding at March 31, 2011, bringing our available borrowings on the $5.0 million facility to $3.5 million.

8. Commitments and Contingencies
Operating Leases
The Company conducts its operations in leased office facilities under various non-cancelable operating lease agreements that expire through March 2020. Future minimum lease payments under the Company’s non-cancelable operating leases at March 31, 2011 are as follows:

Minimum Lease
Years Ending December 31:	Payments
(Unaudited)
2011 (April 1st — December 31st)	$2,987
2012	4,068
2013	3,161
2014	3,172
2015	3,191
Thereafter	13,957

$30,536

The Company has an irrevocable standby letter of credit outstanding in the aggregate amount of $1.5 million. This letter of credit supports the lease the Company entered into in 2009 for its corporate headquarters. This letter of credit extends, subject to certain reductions, annually through February 28, 2020 unless notification of termination is received.
Net Worth Tax Contingency
In late March 2010, the Company received a letter from the Department of Revenue of the Commonwealth of Massachusetts (the “MA DOR”) requesting documentation demonstrating that TechTarget Securities Corporation (“TSC”), a wholly-owned subsidiary of the Company, has been classified by the MA DOR as a Massachusetts security corporation. Based on subsequent correspondence with the MA DOR, it is the Company’s current expectation that it is probable that the MA DOR will require an adjustment to correct TSC’s tax filings such that it will be treated as a Massachusetts business corporation for the applicable years. As such, for the year ended December 31, 2010, the Company recorded a liability of approximately $200, representing their best estimate of the potential net worth tax exposure. The tax benefits available to a Massachusetts security corporation are comprised of (i) lower income tax rate (1.32% vs. 9.5%) and (ii) exemption from the 0.26% excise tax on net worth. The Company attended a settlement conference with the MA DOR on March 22, 2011. As of the date of this filing, the Company is awaiting a response from the MA DOR on the positions it presented at that conference. The Company believes that if this matter is not settled, it has meritorious defenses which it intends to vigorously assert.
Litigation
From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At March 31, 2011 and December 31, 2010, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

9. Comprehensive Loss
Comprehensive loss includes all changes in equity during a period, except those resulting from investments by stockholders and distributions to stockholders. For the three months ended March 31, 2011 and 2010 the Company’s comprehensive loss is as follows:

	For the Three Months Ended
	March 31,
	2011	2010
	(Unaudited)
Net loss	$(75)	$(2,340)
Other comprehensive loss:
Unrealized gain (loss) on investments (net of tax effect of $2 and ($29), respectively)	4	(41)
Unrealized gain (loss) on foreign currency exchange	17	(14)

Total other comprehensive loss	$(54)	$(2,395)

10. Stock-Based Compensation
Stock Option Plans
In September 1999, the Company approved a stock option plan (the “1999 Plan”) that provides for the issuance of up to 12,384,646 shares of common stock incentives. The 1999 Plan provides for the granting of incentive stock options (“ISOs”), nonqualified stock options (“NSOs”), and stock grants. These incentives may be offered to the Company’s employees, officers, directors, consultants, and advisors, as defined. ISOs may not be granted at less than fair market value on the date of grant, as determined by the Company’s Board of Directors (the “Board”). Each option shall be exercisable at such times and subject to such terms as determined by the Board; grants generally vest over a four year period, and expire no later than ten years after the grant date.
In April 2007, the Board approved the 2007 Stock Option and Incentive Plan (the “2007 Plan”), which was approved by the stockholders and became effective upon the consummation of the Company’s IPO in May 2007. Effective upon the consummation of the IPO, no further awards were made pursuant to the 1999 Plan, but any outstanding awards under the 1999 Plan will remain in effect and will continue to be subject to the terms of the 1999 Plan. The 2007 Plan allows the Company to grant ISOs, NSOs, stock appreciation rights, deferred stock awards, restricted stock and other awards. Under the 2007 Plan, stock options may not be granted at less than fair market value on the date of grant, and grants generally vest over a four year period. Stock options granted under the 2007 Plan expire no later than ten years after the grant date. The Company has reserved for issuance an aggregate of 2,911,667 shares of common stock under the 2007 Plan plus an additional annual increase to be added automatically on January 1 of each year, beginning on January 1, 2008, equal to the lesser of (a) 2% of the outstanding number of shares of common stock (on a fully-diluted basis) on the immediately preceding December 31 and (b) such lower number of shares as may be determined by the Company’s compensation committee. The number of shares available for issuance under the 2007 Plan is subject to adjustment in the event of a stock split, stock dividend or other change in capitalization. Generally, shares that are forfeited or canceled from awards under the 2007 Plan also will be available for future awards. In addition, shares subject to stock options returned to the 1999 Plan, as a result of their expiration, cancellation or termination, are automatically made available for issuance under the 2007 Plan. As of March 31, 2011 a total of 1,296,705 shares were available for grant under the 2007 Plan.
Accounting for Stock-Based Compensation
The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The Company calculated the fair values of the options granted using the following estimated weighted-average assumptions:

	Three Months Ended March 31,
	2011	2010
Expected volatility	79%	78%
Expected term	6.25 years	6.25 years
Risk-free interest rate	2.30%	2.85%
Expected dividend yield	0.00%	0.00%
Weighted-average grant date fair value per share	$5.16	$3.89

As there was no public market for the Company’s common stock prior to the Company’s IPO in May 2007, and limited historical information on the volatility of its common stock since the date of the Company’s IPO, the Company determined the volatility for options granted in the three months ended March 31, 2011 and 2010 based on an analysis of the historical volatility of the Company’s stock and reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using a weighted average of the historical volatility of the Company’s stock and the peer group of companies for a period equal to the expected life of the option. The expected life of options has been determined utilizing the “simplified” method. The risk-free interest rate is based on a zero coupon United States treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero. The Company applied an estimated annual forfeiture rate based on its historical forfeiture experience of 2.00% in determining the expense recorded in the three months ended March 31, 2011 and 2010.
A summary of the stock option activity under the Company’s stock option plan for the three months ended March 31, 2011 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Options	Exercise Price	Contractual	Aggregate
Year-to-Date Activity	Outstanding	Per Share	Term in Years	Intrinsic Value
	(Unaudited)
Options outstanding at December 31, 2010	7,095,090	$6.41
Granted	20,000	7.37
Exercised	(103,618)	5.40
Forfeited	(35,000)	5.18
Cancelled	(7,282)	10.84

Options outstanding at March 31, 2011	6,969,190	$6.43	5.4	$20,502

Options exercisable at March 31, 2011	5,836,098	$6.42	4.8	$17,274

Options vested or expected to vest at March 31, 2011(1)	6,915,538	$6.43	5.4	$20,352

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.
During the three months ended March 31, 2011 and 2010, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $284 and $283, respectively, and the total amount of cash received from exercise of these options was $560 and $215, respectively. The total grant date fair value of stock options granted after January 1, 2006 that vested during the three months ended March 31, 2011 and 2010 was $595 and $1.5 million, respectively.
Restricted Stock Awards
Restricted stock awards are valued at the market price of a share of the Company’s common stock on the date of grant. A summary of the restricted stock award activity under the 2007 Stock Plan for the three months ended March 31, 2011 is presented below:

		Weighted-
		Average
		Grant Date
		Fair Value	Aggregate Intrinsic
Year-to-Date Activity	Shares	Per Share	Value
	(Unaudited)
Nonvested outstanding at December 31, 2010	2,693,453	$5.92
Granted	60,000	7.37
Vested	(266,667)	5.10
Forfeited	(89,638)	7.29

Nonvested outstanding at March 31, 2011	2,397,148	$5.99	$21,359

The total grant-date fair value of restricted stock awards that vested during the three months ended March 31, 2011 and 2010 was $1.4 million and $1.9 million, respectively.
11. Stockholders’ Equity
Reserved Common Stock
As of March 31, 2011, the Company has reserved 11,331,647 shares of common stock for options outstanding and available for grant under stock option plans.

12. Income Taxes
Our effective tax rate was (436%) and 7% for the three months ended March 31, 2011 and 2010, respectively. The provision for income taxes for the three months ended March 31, 2011 includes a discrete tax expense of $71,000 related to a state tax assessment for a prior period. Our effective tax rate excluding the discrete tax expense was 71% for the three months ended March 31, 2011. The change in the effective tax rate excluding the discrete tax expense was as a result of applying the provision of ASC 740, Income Taxes, as it relates to interim periods. For the three months ended March 31, 2011, we calculated the provision for income taxes using a forecasted tax rate for the year ended December 31, 2011. For the three months ended March 31, 2010, we calculated the benefit from income taxes using a period-to-date approach. The Company recognized interest and penalties totaling $7 in income tax expense in the three months ended March 31, 2011.
For the year ended December 31, 2010, the Company had recorded a tax reserve of approximately $400 for the potential state income tax liability arising from the difference between the income tax rates applicable for security corporations and business corporations in Massachusetts, relating to the matter described in Footnote 8. There were no changes to the reserve assessment as of March 31, 2011.
Tax years 2007 through 2010 are subject to examination by the federal and state taxing authorities. There are no income tax examinations currently in process with the exception of the matter noted above related to the MA DOR.
13. Segment Information
The Company views its operations and manages its business as one operating segment based on factors such as how the Company manages its operations and how its CEO and President review results and make decisions on how to allocate resources and assess performance.
Geographic Data
Net sales to unaffiliated customers by geographic area were as follows:

	Three Months Ended
	March 31,
	(unaudited)
	2011	2010
North America	$20,790	$19,881
International	1,776	1,162

Total	$22,566	$21,043

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Our integrated content platform consists of a network of more than 90 websites that we complement with targeted in-person events. During the critical stages of the purchase decision process, these content offerings meet IT professionals’ needs for expert, peer and IT vendor information, and provide a platform on which IT vendors can launch targeted marketing campaigns that generate measurable, high Return on Investment (“ROI”). As IT professionals have become increasingly specialized, they have come to rely on our sector-specific websites for purchasing decision support. Our content enables IT professionals to navigate the complex and rapidly changing IT landscape where purchasing decisions can have significant financial and operational consequences. Based upon the logical clustering of our users’ respective job responsibilities and the marketing focus of the products that our customers are advertising, we currently categorize our content offerings across nine distinct media groups: Application Architecture and Development; Channel; CIO/IT Strategy; Data Center and Virtualization Technologies; Business Applications and Analytics; Networking; Security; Storage; and TechnologyGuide.com.
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
Online. The majority of our revenue is derived from the delivery of our online offerings. Online revenue represented approximately 90% and 88% of total revenues for the three months ended March 31, 2011 and 2010, respectively. We expect the majority of our revenues to be derived through the delivery of online offerings for the foreseeable future. As a result of our customers’ advertising objectives and preferences, the specific allocation of online advertising offerings sold and delivered by us, on a period by period basis, can fluctuate.
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

Our lead generation offerings include the following:
•	White Papers. White papers are technical documents created by IT vendors to describe business or technical problems that are addressed by the vendors’ products or services. IT vendors pay us to have their white papers distributed to our users and receive targeted promotions on our relevant websites. Prior to viewing white papers, our registered members and visitors supply their corporate contact and qualification information and agree to receive further information from the vendor. The corporate contact and other qualification information for these leads are supplied to the vendor in real time through our proprietary lead management software.

•	Webcasts, Podcasts, Videocasts, and Virtual Trade Shows. IT vendors pay us to sponsor and host webcasts, podcasts, videocasts, virtual trade shows and similar content that bring informational sessions directly to attendees’ desktops and, in the case of podcasts, directly to their mobile devices. As is the case with white papers, our users supply their corporate contact and qualification information to the webcast, podcast, videocast or virtual trade show sponsor when they view or download the content. Sponsorship includes access to the registrant information and visibility before, during and after the event.

•	Promotional E-mails. IT vendors pay us to further target the promotion of their white papers, webcasts, videocasts, podcasts or similar media by including their content in our periodic e-mail updates to the relevant registered users of our websites. Users who have voluntarily registered on our websites receive an e-mail update from us when vendor content directly related to their interests is listed on our sites.

•	List Rentals. We also offer IT vendors the ability to message relevant registered members on topics related to their interests. IT vendors can rent our e-mail and postal lists of registered members using specific criteria such as company size, geography or job title.

•	Contextual Advertising. Our contextual advertising programs associate IT vendor white papers, webcasts, podcasts, virtual trade shows or other content on a particular topic with our related sector-specific content. IT vendors have the option to purchase exclusive sponsorship of content related to their product or category.

•	Third Party Revenue Sharing Arrangements. We have arrangements with certain third parties, including for the licensing of our online content, for the renting of our database of opted-in e-mail subscribers and for which advertising from customers of certain third parties is made available to our website visitors. In each of these arrangements we are paid a share of the resulting revenue.
Events. Events revenue represented approximately 10% and 12% of total revenues for the three months ended March 31, 2011 and 2010, respectively. Most of our media groups operate revenue generating events. The majority of our events are free to IT professionals and are sponsored by IT vendors. Attendees are pre-screened based on event-specific criteria such as sector-specific budget size, company size, or job title. We offer three types of events: multi-day conferences, single-day seminars and custom events. Multi-day conferences provide independent expert content for our attendees and allow vendors to purchase exhibit space and other sponsorship offerings that enable interaction with the attendees. We also hold single-day seminars on various topics in major cities. These seminars provide independent content on key sub-topics in the sectors we serve, are free to qualified attendees, and offer multiple vendors the ability to interact with specific, targeted audiences actively focused on buying decisions. Our custom events differ from our conferences and seminars in that they are exclusively sponsored by a single IT vendor, and the content is driven primarily by the sole sponsor.
Cost of Revenues, Operating Expenses and Other
Expenses consist of cost of revenues, selling and marketing, product development, general and administrative, depreciation, and amortization expenses. Personnel-related costs are a significant component of most of these expense categories except for depreciation and amortization.
Cost of Online Revenue. Cost of online revenue consists primarily of: salaries and related personnel costs; member acquisition expenses (primarily keyword purchases from leading Internet search sites); freelance writer expenses; website hosting costs; vendor expenses associated with the delivery of webcast, podcast, videocast and similar content, and list rental offerings; stock-based compensation expenses; facilities and other related overhead.
Cost of Events Revenue. Cost of events revenue consists primarily of: facility expenses, including food and beverages for the event attendees as well as office space; salaries and related personnel costs; event speaker expenses; stock-based compensation expenses; and other related overhead.

Selling and Marketing. Selling and marketing expense consists primarily of: salaries and related personnel costs; sales commissions; travel, lodging and other out-of-pocket expenses; stock-based compensation expenses; facilities and related overhead. Sales commissions are recorded as expense when earned by the employee, based on recorded revenue.
Product Development. Product development includes the creation and maintenance of our network of websites, advertiser offerings and technical infrastructure. Product development expense consists primarily of salaries and related personnel costs; stock-based compensation expenses; facilities and other related overhead.
General and Administrative. General and administrative expense consists primarily of: salaries and related personnel costs; accounting, legal and other professional fees; stock-based compensation expenses; facilities and other related overhead.
Depreciation. Depreciation expense consists of the depreciation of our property and equipment. Depreciation of property and equipment is calculated using the straight-line method over their estimated useful lives, ranging from three to five years.
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
Interest Income (Expense), Net. Interest income (expense), net consists primarily of interest income earned on cash, cash equivalents and short and long-term investments less any interest expense incurred. We historically have invested our cash in money market accounts, municipal bonds and government agency bonds.
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
Although each of our online media offerings can be sold separately, most of our online media sales involve multiple online offerings. Because objective evidence of fair value does not exist for all elements in our bundled advertising campaigns, we use a best estimate of selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third party evidence of selling price. We apply a relative selling price method to allocate arrangement consideration at the inception of the arrangement to each deliverable in a multiple element arrangement. Revenue is then recognized as delivery occurs. For assets posted on websites, revenue recognition is generally over the period the asset is available.
Event Sponsorships. We sell our events separately from our other service offerings and recognize sponsorship revenue from events in the period in which the event occurs. The majority of our events are free to qualified attendees; however, certain events are based on a paid attendee model. We recognize revenue for paid attendee events upon completion of the event and receipt of payment from the attendee. Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue.

Online Media. We recognize revenue from our specific online media offerings as follows when these items are sold separately:
•	White Papers. We recognize white paper revenue ratably over the period in which the white paper is available on our websites.

•	Webcasts, Podcasts, Videocasts and Virtual Trade Shows. We recognize webcast, podcast, videocast, virtual trade show and similar content offerings revenue ratably over the period in which the webcast, podcast, videocast, virtual trade show or similar content offering is available on our websites.

•	Promotional E-mails and E-newsletters. We recognize promotional e-mail revenue ratably over the period in which the related content asset is available on our websites because promotional e-mails do not have standalone value from the related content asset. We recognize e-newsletter revenue in the period in which the e-newsletter is sent.

•	List Rentals. List rental revenue is recognized in the period in which the e-mail is sent to the list of registered members.

•	Banners. Banner revenue is recognized in the period in which the banner impressions occur.

•	Third Party Revenue Sharing Arrangements. Revenue from third party revenue sharing arrangements is recognized on a net basis in the period in which the services are performed.
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
Allowance for Doubtful Accounts
We offset gross trade accounts receivable with an allowance for doubtful accounts. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review our allowance for doubtful accounts on a regular basis, and all past due balances are reviewed individually for collectability. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions for the allowance for doubtful accounts are recorded in general and administrative expense. If our historical collection experience does not reflect our future ability to collect outstanding accounts receivable, our future provision for doubtful accounts could be materially affected. To date, we have not incurred any write-offs of accounts receivable significantly different than the amounts reserved. The allowance for doubtful accounts was $1.2 million at March 31, 2011 and $1.0 million at December 31, 2010.

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

	Three Months Ended March 31,
	2011	2010
Expected volatility	79%	78%
Expected term	6.25 years	6.25 years
Risk-free interest rate	2.30%	2.85%
Expected dividend yield	0.00%	0.00%
Weighted-average grant date fair value per share	$5.16	$3.89
As there was no public market for our common stock prior to our initial public offering in May 2007, and there has been limited historical information on the volatility of our common stock since the date of our initial public offering, we determined the volatility for options granted in the three months ended March 31, 2011 and 2010 based on an analysis of the historical volatility of our stock and reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using a weighted average of the historical volatility of our stock and the peer group of companies for a period equal to the expected life of the option. The risk-free interest rate is based on a zero coupon United States treasury instrument whose term is consistent with the expected life of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. We applied an estimated annual forfeiture rate based on our historical forfeiture experience of 2.0% in determining the expense recorded in the three months ended March 31, 2011 and 2010.
Internal-Use Software and Website Development Costs
We capitalize costs of materials, consultants and compensation and related expenses of employees who devote time to the development of internal-use software and website applications and infrastructure involving developing software to operate our websites. However, we expense as incurred website development costs for new features and functionalities since it is not probable that they will result in additional functionality until they are both developed and tested with confirmation that they are more effective than the current set of features and functionalities on our websites. Our judgment is required in determining the point at which various projects enter the states at which costs may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized, which is generally three years. To the extent that we change the manner in which we develop and test new features and functionalities related to our websites, assess the ongoing value of capitalized assets or determine the estimated useful lives over which the costs are amortized, the amount of website development costs we capitalize and amortize in future periods would be impacted. We review capitalized internal use software and website development costs for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We would recognize an impairment loss only if the carrying amount of the asset is not recoverable and exceeds its fair value. We capitalized internal-use software and website development costs of $0.8 million and $0.5 million for the three months ended March 31, 2011 and 2010, respectively.
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
Net Income (Loss) Per Share
We calculate basic earnings per share (“ EPS”) by dividing earnings available to common shareholders for the period by the weighted average number of common shares and vested restricted stock awards outstanding. Because the holders of unvested restricted stock awards do not have nonforfeitable rights to dividends or dividend equivalents, we do not consider these awards to be participating securities that should be included in our computation of earnings per share under the two-class method. Diluted EPS is computed using the weighted-average number of common shares and vested restricted stock awards outstanding during the period, plus the dilutive effect of potential future issuances of common stock relating to stock option programs and other potentially dilutive securities using the treasury stock method. In calculating diluted EPS, the dilutive effect of stock options is computed using the average market price for the respective period. In addition, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense and assumed tax benefit of stock options that are in-the-money. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of stock options.

Results of Operations
The following table sets forth our results of operations for the periods indicated:

	Three Months Ended
	March 31,
	2011			2010
	(Unaudited)
	($ in thousands)
Revenues:
Online	$20,380	90%		$18,561	88%
Events	2,186	10		2,482	12

Total revenues	22,566	100		21,043	100
Cost of revenues:
Online	5,606	25		4,942	23
Events	877	4		938	4

Total cost of revenues	6,483	29		5,880	28

Gross profit	16,083	71		15,163	72
Operating expenses:
Selling and marketing	8,631	38		9,411	45
Product development	1,946	9		2,355	11
General and administrative	3,799	17		4,347	21
Depreciation	641	3		525	2
Amortization of intangible assets	1,086	5		1,135	5

Total operating expenses	16,103	71		17,773	84

Operating loss	(20)	*		(2,610)	(12)
Interest income, net	6	*		107	1

Loss before provision for (benefit from) income taxes	(14)	*		(2,503)	(12)
Provision for (benefit from) income taxes	61	*		(163)	(1)

Net loss	$(75)	*	%	$(2,340)	(11)%

*	Not meaningful
Comparison of Three Months Ended March 31, 2011 and 2010
Revenues

	Three Months Ended March 31,
			Increase	Percent
	2011	2010	(Decrease)	Change
	(Unaudited)
	($ in thousands)
Revenues:
Online	$20,380	$18,561	$1,819	10%
Events	2,186	2,482	(296)	(12)

Total revenues	$22,566	$21,043	$1,523	7%

Online. The increase in online revenue was primarily attributable to a $1.6 million increase in lead generation offerings, primarily due to an increase in sponsorship and white paper sales volumes. Branding revenues also increased by $0.3 million, due primarily to an increase in banner sales volume.
Events. The decrease in events revenue is consistent with our stated focus on reducing overall events volume to focus on those events that we deem most profitable.

Cost of Revenues and Gross Profit

	Three Months Ended March 31,
			Increase	Percent
	2011	2010	(Decrease)	Change
	(Unaudited)
	($ in thousands)
Cost of revenues:
Online	$5,606	$4,942	$664	13%
Events	877	938	(61)	(7)

Total cost of revenues	$6,483	$5,880	$603	10%

Gross profit	$16,083	$15,163	$920	6%

Gross profit percentage	71%	72%
Cost of Online Revenues. The increase in cost of online revenues was primarily attributable to a $0.4 million increase in hosting and production costs, primarily related to increased international partner activity and freelancer costs, and a $0.3 million increase in payroll-related expenses due to increased headcount.
Cost of Events Revenues. Cost of events revenues decreased slightly in the first quarter as compared to the same period a year ago, primarily due to decreases in compensation and variable direct costs as a result of lower revenues.
Gross Profit. Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. Gross profit for the first quarter of 2011 was 71% as compared to 72% for the same period of 2010. The increase in online gross profit was $1.2 million, attributable to the increase in online revenue offset by increases in hosting and production and compensation costs as compared to the first quarter of 2010. Events gross profit decreased by $0.2 million, primarily as a result of the lower events revenues. Because the majority of our costs are labor-related, we expect our gross profit to fluctuate from period to period depending on the total revenues for the period, as well as the relative contribution of online and events revenues to our total revenues.
Operating Expenses and Other

	Three Months Ended March 31,
			Increase	Percent
	2011	2010	(Decrease)	Change
	(Unaudited)
	($ in thousands)
Operating expenses:
Selling and marketing	$8,631	$9,411	$(780)	(8)%
Product development	1,946	2,355	(409)	(17)
General and administrative	3,799	4,347	(548)	(13)
Depreciation	641	525	116	22
Amortization of intangible assets	1,086	1,135	(49)	(4)

Total operating expenses	$16,103	$17,773	$(1,670)	(9)%

Interest income, net	$6	$107	$(101)	(94)%

Provision for (benefit from) income taxes	$61	$(163)	$224	(137)%

Selling and Marketing. Selling and marketing expenses decreased $0.8 million, primarily due to a $0.8 million decrease in stock-based compensation due to the accelerated vesting of performance-based awards as well as the completion of vesting of certain equity awards in the first quarter of 2010 and a $0.2 million decrease in incentive compensation, offset in part by a $0.2 million increase in compensation and travel costs, due primarily to increased headcount.
Product Development. The decrease in product development expense was primarily due to a reduction in payroll related costs.
General and Administrative. The decrease in general and administrative expense was primarily attributable to a $0.6 million reduction in stock-based compensation, primarily due to the accelerated vesting of performance-based awards as well as the completion of vesting of certain equity awards in the first quarter of 2010.

Depreciation and Amortization of Intangible Assets. The increase in depreciation expense is related to our increased fixed asset base, primarily as a result of leasehold improvements associated with our move to the new corporate headquarters on March 1, 2010, as well as continued investment in internal-use software development costs and computer equipment. The decrease in amortization of intangible assets expense was primarily attributable to certain intangible assets becoming fully amortized during 2010, partially offset by amortization on newly acquired intangible assets.
Interest Income, Net. The decrease in interest income, net primarily reflects our lower cash balances in the three months ended March 31, 2011 as compared to the same period in 2010, as well as a continued deterioration in the available yield for these types of investments.
Provision for Income Taxes. Our effective tax rate was (436%) and 7% for the three months ended March 31, 2011 and 2010, respectively. The provision for income taxes for the three months ended March 31, 2011 includes a discrete tax expense of $71,000 related to a state tax assessment for a prior period. Our effective tax rate excluding the discrete tax expense was 71% for the three months ended March 31, 2011. The change in the effective tax rate excluding the discrete tax expense was as a result of applying the provision of ASC 740, Income Taxes, as it relates to interim periods. For the three months ended March 31, 2011, we calculated the provision for income taxes using a forecasted tax rate for the year ended December 31, 2011. For the three months ended March 31, 2010, we calculated the benefit from income taxes using a period-to-date approach.
Seasonality
The timing of our revenues is affected by seasonal factors. Our revenues are seasonal primarily as a result of the annual budget approval process of many of our customers and the historical decrease in advertising and events activity in summer months. Consequently, our fiscal second and fourth quarters tend to have larger online revenue in relative terms when compared to our fiscal first and third quarters. Events revenue may vary depending on which quarters we produce the event, which may vary when compared to previous periods. The timing of revenues in relation to our expenses, much of which does not vary directly with revenue, has an impact on the cost of online revenues, selling and marketing, product development, and general and administrative expenses as a percentage of revenue in each calendar quarter during the year.
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

	March 31,	December 31,
	2011	2010
	(Unaudited)
	($ in thousands)

Cash, cash equivalents and investments	$50,511	$50,134

Accounts receivable, net	$25,809	$24,678

Cash, Cash Equivalents and Investments
Our cash, cash equivalents and investments at March 31, 2011 were held for working capital purposes and were invested primarily in money market accounts and municipal bonds. We do not enter into investments for trading or speculative purposes. At March 31, 2011, we held long-term investments of $6,840 in instruments not exceeding maturities of eighteen months. Due to the liquidation of investments in the fourth quarter of 2010 in connection with the Company’s tender offer, no amounts were invested in longer-term instruments at December 31, 2010.

Accounts Receivable, Net
Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our service delivery and billing activity, cash collections, and changes to our allowance for doubtful accounts. We use days’ sales outstanding, or DSO, as a measurement of the quality and status of our receivables. We define DSO as net accounts receivable divided by total revenue for the applicable period, multiplied by the number of days in the applicable period. DSO was 102 days for the quarter ended March 31, 2011 and 84 days at December 31, 2010. The increase in DSO is primarily the result of lower cash collections during the quarter due to a large portion of our revenue being billed in the third month of the quarter, thereby increasing the quarter end accounts receivable balance, as compared to the quarter ended December 31, 2010.
Cash Flows

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)
	($ in thousands)
Net cash provided by operating activities	$678	$2,305

Net cash used in investing activities(1)	$1,162	$2,881

Net cash provided by financing activities	$963	$108

(1)	Cash used in investing activities is shown net of investment activity of $1.5 million and $2.9 million for the three months ended March 31, 2011 and 2010, respectively.
Operating Activities
Cash provided by operating activities primarily consists of a net loss adjusted for certain non-cash items including depreciation and amortization, the provision for bad debt, stock-based compensation, deferred income taxes, and the effect of changes in working capital and other activities. Cash provided by operating activities for the three months ended March 31, 2011 was $0.7 million compared to $2.3 million in the three months ended March 31, 2010. The decrease in cash provided by operating activities was a result of changes in operating assets and liabilities of $2.6 million in the first three months of 2011 compared to $0.7 million in 2010. Significant components of the changes in assets and liabilities included a $0.1 million increase in accounts payable during the first three months of 2011 compared to an increase of $1.4 million in the first three months of 2010. The increase in accounts payable in 2010 was driven by amounts owed for office furniture and fixtures associated with the move to the Newton office space as well as amounts owed for the forensic audit. In addition, there was a $0.4 million increase in other liabilities in the first three months of 2011 compared to an increase of $0.7 million in the first three months of 2010, partially offset by an increase of $1.1 million in accounts receivable during the first three months of 2011 compared to an increase of $1.8 million during the first three months of 2010. The change in other liabilities is primarily due to deferred rent. The decrease in changes in operating assets and liabilities was partially offset by a decrease in the net loss year to date, adjusted for non-cash items, of $0.2 million.
Investing Activities
Cash used in investing activities in the three months ended March 31, 2011, net of investment activity, was $1.2 million for the purchase of property and equipment made up primarily of website development costs, computer equipment and related software and internal-use development costs.
Equity Financing Activities
We received proceeds from the exercise of stock options in the amounts of $0.6 million and $0.2 million in the three months ended March 31, 2011 and 2010, respectively.
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

The Revolving Credit Facility matures on August 30, 2011. Unless earlier payment is required by an event of default, all principal and unpaid interest will be due and payable on August 30, 2011. At our option, the Revolving Credit Facility bears interest at either the Prime Rate less 1.00% or the London Interbank Offered Rate (“LIBOR”) plus the applicable LIBOR margin. The applicable LIBOR margin is based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters. As of March 31, 2011, the applicable LIBOR margin, which was the operative rate during the quarter ended March 31, 2011, was 1.25%.
We are also required to pay an unused line fee on the daily unused amount of our Revolving Credit Facility at a per annum rate based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters. As of March 31, 2011, unused availability under the Revolving Credit Facility totaled $3.5 million and the per annum unused line fee rate was 0.20%.
Borrowings under the Credit Agreement are collateralized by a security interest in substantially all of our assets. Covenants governing the Credit Agreement include the maintenance of certain financial ratios. At March 31, 2011 we were in compliance with all covenants under the Credit Agreement.
At March 31, 2011 and December 31, 2010 there was no amount outstanding under this revolving loan agreement. There is a $1.5 million standby letter of credit related to our corporate headquarters lease that is outstanding at March 31, 2011, bringing our available borrowings on the $5.0 million facility to $3.5 million.
Capital Expenditures
We have made capital expenditures primarily for computer equipment and related software needed to host our websites, internal-use software development costs, as well as for leasehold improvements and other general purposes to support our growth. Our capital expenditures totaled $1.2 million and $2.4 million for the three months ended March 31, 2011 and 2010, respectively. A majority of our capital expenditures in the first three months of 2011 were internal-use development costs and, to a lesser extent, computer equipment and related software. A majority of our capital expenditures for the first three months of 2010 were leasehold improvements for our new corporate headquarters, which we occupied beginning on March 1, 2010, as well as website development costs, computer equipment and related software, and internal-use development costs. We are not currently party to any purchase contracts related to future capital expenditures.
Contractual Obligations and Commitments
As of March 31, 2011, our principal commitments consist of obligations under leases for office space. The offices are leased under noncancelable operating lease agreements that expire through March 2020. The following table sets forth our commitments to settle contractual obligations in cash as of March 31, 2011:

	Payments Due By Period
		Less than			More than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	(Unaudited)
	($ in thousands)
Operating leases	$30,536	$4,020	$10,166	$9,783	$6,567

At March 31, 2011, we had an irrevocable standby letter of credit outstanding in the aggregate amount of $1.5 million. This letter of credit supports the lease we entered into in 2009 for our corporate headquarters. This letter of credit, subject to certain reductions, extends annually through February 28, 2020 unless notification of termination is received.
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
Foreign Currency Exchange Risk
Our subsidiary, TechTarget Limited, was established in July 2006 and is located in London, England. In August 2010, our Hong Kong subsidiary, TechTarget (HK) Limited, was formed in order to facilitate our activities in Asia-Pac. We also have a branch office in India and a VIE in Beijing, China. As of March 31, 2011, most of our international agreements have been denominated in U.S. dollars and aggregate foreign currency payments made by us through these entities have not been significant. We currently believe our exposure to foreign currency exchange rate fluctuations is financially immaterial and therefore have not entered into foreign currency hedging transactions. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in the future.
Interest Rate Risk
At March 31, 2011, we had cash, cash equivalents and investments totaling $50.5 million. These amounts were invested primarily in money market accounts and municipal bonds. The cash, cash equivalents and investments were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.
Our exposure to market risk also relates to the amount of interest expense we must pay under our revolving credit facility. The advances under this credit facility bear a variable rate of interest determined as a function of the lender’s prime rate or LIBOR. At March 31, 2011, there were no amounts outstanding under our revolving credit facility.

Item 4.	Controls and Procedures — Disclosure Controls and Procedures
The Company is required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.
In connection with the preparation of the Form 10-K for the period ended December 31, 2010, management, under the supervision of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of disclosure controls and procedures. Based on that evaluation, and due to the material weakness in our internal control over financial reporting described in our accompanying Management’s Report on Internal Controls over Financial Reporting below, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level. To date, the material weakness identified in the 2010 Form 10-K has not been fully remediated. As a result, the Chief Executive Officer and Chief Financial Officer continue to conclude that the Company’s disclosure controls and procedures are not effective as of the filing date of this Form 10-Q.
As disclosed in the 2010 Form 10-K, management identified the following material weakness in connection with its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010:
Inadequate and ineffective accounting and reporting system for processing and reporting of certain complex service revenue transactions.

Remediation Plans
Management has identified the following measures to strengthen our internal control over financial reporting and to address the material weakness identified above. We believe that these planned actions will adequately address the material weakness.
In order to ensure that the Company’s accounting and reporting systems are adequate to carry out the level and complexities associated with our service revenue transactions, we have initiated and continue to:
Evaluate the effectiveness of the software application implemented in 2010 and make improvements to its role in providing control over revenue transactions until we are able to implement a new fully integrated financial accounting and reporting platform containing adequate system level controls to support an appropriate control environment. Additionally, a cross-functional committee has been convened to review the current processes and systems and to make detailed recommendations for improvement. Such recommendations will be reviewed by the Company’s executive team, and are expected to include short-term upgrades to the existing financial system as well as longer ranging initiatives that could include full replacement of the existing system.
Enhance other control activities to further mitigate process risks not addressed by the current accounting and reporting systems. These enhancements include the periodic review of system exception reports, as well as the use of analytic procedures to increase the effectiveness of the account reconciliation process.
Changes in Internal Control over Financial Reporting
Except for changes in connection with the remediation plan subsequent to December 31, 2010 of the material weakness described above, there were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
We are not currently a party to any material litigation, and we are not aware of any pending or threatened litigation against us that could have a material adverse effect on our business, operating results or financial condition.

Item 1A.	Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under the heading, “Risk Factors” in our Annual Report filed on Form 10-K for the year ended December 31, 2010. These are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Because of these factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. These risks are not the only ones facing us.
Risks Relating to Our Business
Because we depend on our ability to generate revenues from the sale of advertising, fluctuations in advertising spending could have an adverse effect on our operating results.
The primary source of our revenues is the sale of advertising to our customers. Our advertising revenues accounted for approximately 98% of our total revenues for the three months ended March 31, 2011. We believe that advertising spending on the Internet, as in traditional media, fluctuates significantly as a result of a variety of factors, many of which are outside of our control. These factors include:
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
The continuing general economic, business, or industry conditions may continue to adversely affect the business of the Company, as well as our ability to forecast financial results.
The domestic and international economies continue to experience ongoing instability and inconsistent, unpredictable growth. This period of instability has been magnified by factors including changes in the availability of credit, decreased business and consumer confidence and continuing high unemployment. These and other macro-economic conditions, including growing political unrest in the Middle East, have contributed to increased volatility and diminished expectations for the global economy and expectations of future global economic growth. If the economic climate in the U.S. and abroad does not improve or deteriorates, our customers or potential customers could reduce or delay their purchases of our offerings, which would adversely impact our revenues and our ability to sell our offerings, collect customer receivables and, ultimately, our profitability. Additionally, future economic conditions currently continue to have a high degree of inherent uncertainty. As a result, it continues to be difficult to estimate the level of growth or contraction for the economy as a whole, as well as for the various sectors of the economy, such as the IT market. Because all components of our budgeting and forecasting are dependent upon estimates of growth or contraction in the IT market and demand for our offerings, the prevailing economic uncertainties continue to render accurate estimates of future income and expenditures very difficult to make. We cannot predict the effect or duration of current economic conditions or the duration or strength of an economic recovery, worldwide or in the IT industry. Further adverse changes may occur as a result of soft global, domestic or regional economic conditions, wavering consumer confidence, unemployment, declines in stock markets, or other factors affecting economic conditions generally. These changes may negatively affect the sales of our offerings, increase exposure to losses from bad debts, increase the cost and decrease the availability of financing, or increase the risk of loss on investments.
Lingering effects of financial market instability and continued uncertain conditions in the United States and global economies have in the past and could in the future adversely affect our revenues and operating results.
We believe that the lingering effects of the instability affecting the financial markets and a further deterioration in the current business climate within the United States and/or certain other geographic regions in which we do business have had, and could continue to have, a negative impact on our revenue and operating results. Because all of our clients are in the IT industry, the success of our business is intrinsically linked to the health, and subject to market conditions, of the IT industry, and regional, domestic and global economic conditions. In turn, many of our customers have reassessed and will, for the foreseeable future, be likely to continue to scrutinize their spending on advertising campaigns. Prior market downturns in the IT industry have resulted in declines in advertising spending, which can cause longer sales cycles, deferral or delay of purchases by IT vendors and generally reduced expenditures for advertising and related services. Our revenues and profitability depend on the overall demand for advertising services from our customers. We believe that demand for our offerings has been in the past, and could be in the future, disproportionately affected by fluctuations, disruptions, instability or downturns in the economy and the IT industry, which may cause customers and potential customers to exit the industry or delay, cancel or reduce any planned expenditures for our advertising offerings. Furthermore, competitors may respond to market conditions by lowering prices and attempting to lure away our customers and prospects to lower cost offerings. In addition, the slowdown in the formation of new IT companies, and the decline in the growth of existing IT companies, may continue to cause a decline in demand for our offerings.
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
We compete for potential advertisers with a number of different types of offerings and companies, including: broad-based media outlets, such as television, newspapers and business periodicals that are designed to reach a wide audience; general purpose portals and search engines; and offline and online offerings of media companies that produce content specifically for IT professionals, including International Data Group, United Business Media, QuinStreet, CNet and Ziff Davis Enterprise. Advertisers may choose our competitors over us not only because they prefer our competitors’ online and events offerings to ours, but also because advertisers prefer to utilize other forms of advertising offered by our competitors that are not offered by us and/or to diversify their advertising expenditures. Although less than 8% of our revenues for the three months ended March 31, 2011 were derived from advertisers located outside of North America, as we continue to expand internationally, as we did in 2008 by commencing operations of our own websites in the United Kingdom, in 2009 in India and Spain, in 2010 operating in both China and Australia and, most recently by acquiring the Computer Weekly and Microscope properties from Reed Business Information Limited in the UK in April 2011, we expect to compete with many of the competitors mentioned above, as well as with established media companies based in particular countries or geographical regions. Many of these foreign-based media companies will be larger than we are and will have established relationships with local advertisers. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. As a result, we could lose market share to our competitors in one or more of our businesses and our revenues could decline.
We depend upon Internet search engines to attract a significant portion of the users who visit our websites, and if we were listed less prominently in search result listings, our business and operating results would be harmed.
We derive a significant portion of our website traffic from users who search for IT purchasing content through Internet search engines, such as Google, MSN, Bing and Yahoo! A critical factor in attracting users to our websites is whether we are prominently displayed in response to an Internet search relating to IT content. Search result listings are determined and displayed in accordance with a set of formulas or algorithms developed by the particular Internet search engine. The algorithms determine the order of the listing of results in response to the user’s Internet search. From time to time, as Google has done again recently, search engines revise their algorithms. In some instances, these modifications may cause our websites to be listed less prominently in unpaid search results, which will result in decreased traffic from search engine users to our websites. Our websites may also become listed less prominently in unpaid search results for other reasons, such as search engine technical difficulties, search engine technical changes and changes we make to our websites. In addition, search engines have deemed the practices of some companies to be inconsistent with search engine guidelines and have decided not to list their websites in search result listings at all. If we are listed less prominently or not at all in search result listings for any reason, the traffic to our websites likely will decline, which could harm our operating results. If we decide to attempt to replace this traffic, we may be required to increase our marketing expenditures, which also could harm our operating results.
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
We collect information from our users who register on our websites or for services, or respond to surveys. Subject to each user’s permission (or right to decline, which we refer to as an “opt-out”, a practice that may differ based on the applicable regulatory requirements of different countries’ laws), we may use this information to inform our users of services that they have indicated may be of interest to them. We may also share this information with our advertising clients for registered members who have elected to receive additional promotional materials and have granted us permission to share their information with third parties. We also collect information on our registered members/users based on their activity on our sites. The U.S. federal and various state governments have adopted or proposed limitations on the collection, distribution and use of personal information of Internet users. Several foreign jurisdictions, including the European Union, the United Kingdom and Canada, have adopted legislation (including directives or regulations) that may increase the requirements for collecting, or limit our collection and use of, information from Internet users in these jurisdictions. In addition, growing public concern about privacy, data security and the collection, distribution and use of personal information has led to self-regulation of these practices by the Internet advertising and direct marketing industry, and to increased federal and state regulation. Because many of the proposed laws or regulations are in their early stages, we cannot yet determine the impact these regulations may have on our business over time. Although, to date, our efforts to comply with applicable federal and state laws and regulations have not hurt our business, additional, more burdensome laws or regulations, including more restrictive consumer privacy and data security laws, could be enacted or applied to us or our customers. Such laws or regulations could impair our ability to collect user information that helps us to provide more targeted advertising to our users, thereby impairing our ability to maintain and grow our audience and maximize advertising revenue from our advertising clients. Additionally, the U.S. Federal Trade Commission (the “FTC”) and many state attorneys general are applying federal and state consumer protection laws to require that the online collection, use and dissemination of data, and the presentation of Web site content, comply with certain standards for notice, choice, security and access. Courts may also adopt these developing standards. In many cases, the specific limitations imposed by these standards are subject to interpretation by courts and other governmental authorities. In addition, on December 20, 2007, the FTC published for public comment proposed principles to address consumer privacy issues that may arise from so-called “behavioral targeting” (i.e. the tracking of a user’s online activities in order to deliver advertising tailored to his or her interests) and to encourage industry self-regulation. On February 12, 2009, following public comment, the FTC released a Staff Report with its revised principles for self-regulation of behavioral targeting. Although the FTC currently appears to be less concerned with “first-party” behavioral and contextual advertising (each being the type of behavioral targeting activities in which we are currently primarily engaged) than other types of behavioral targeting that include the storage of more potentially sensitive, data or that collects information outside of the “traditional Web site context” (such as through a mobile device or by an ISP), the FTC has stated that it will continue to evaluate self-regulatory programs. Further, through preliminary staff reports published in October and December, 2010, the FTC indicated that it is considering regulations regarding behavioral targeting which may include implementation of a more rigorous opt-in regime. An opt-in policy would prohibit businesses from collecting and using information obtained through behavioral targeting activities from individuals who have not voluntarily consented. Among other things, the implementation of an opt-in regime could require substantial technical support and negatively impact the market for our services. Prompted by the FTC reports, several legislators have introduced various online consumer privacy bills that would provide the FTC with the rulemaking authority it currently lacks to establish standards for an online mechanism to prohibit the collection of certain information. Additionally, Senators John McCain (R-Az.) and John Kerry (D-Mass.) introduced a “Commercial Privacy Bill of Rights” on April 12, 2011, creating an “online privacy bill of rights,” which will require companies to seek an individual’s permission to collect sensitive personally identifiable information. The bill also requires that companies allow individuals to opt-out of unauthorized use of covered information. A few states have also introduced legislation that, if enacted, would restrict or prohibit behavioral advertising within the state. In the absence of a federal law pre-empting their enforcement, such state legislation would likely have the practical effect of regulating behavioral advertising nationwide because of the difficulties behind implementing state-specific policies or identifying the location of a particular user. In the event of additional legislation in this area, our ability to effectively target our users may be limited. We believe that we are in compliance with applicable consumer protection laws that apply to us, but a determination by a state or federal agency or court that any of our practices do not meet these regulations could create liability to us, result in adverse publicity and affect negatively our businesses. New interpretations of these standards could also require us to incur additional costs and restrict our business operations. In addition, several foreign governmental bodies, including the European Union, the United Kingdom and Canada have regulations dealing with the collection and use of personal information obtained from their citizens, some of which we have become subject to as a result of the expansion of our business internationally. Regulations in these territories have focused on the collection, use, disclosure and security of information that may be used to identify or that actually identifies an individual, such as an email address or a name. Further, within the European Union, certain member state data protection authorities regard IP addresses as personal information, and legislation adopted recently in the European Union requires informed consent for the placement of a cookie on a user device. We believe that we are in material compliance with such regulations as applicable to us, however, such regulations and laws may be modified and new laws may be enacted in the future. Any such developments (or developments stemming from enactment or modification of other laws) or the failure to anticipate accurately the application or interpretation of these laws could create liability to us, result in adverse publicity and affect negatively our businesses.

Industry developments could also impair our ability to collect user information that helps us provide more targeted advertising to our users. Microsoft’s Internet Explorer 9 contains a tracking protection device that allows users to create lists of websites with which they do not wish to share personal information. If a user lists our websites in a no-tracking list, we will not be able to collect online activity data about the user. Internet Explorer 9 also includes Do Not Track headers, which allow users to configure their browsers to send a header to every website that transmits a user’s preferences not to be tracked. Mozilla’s Firefox 4 Beta web browser contains a similar “Do Not Track” mechanism. Google’s Chrome browser also allows users to opt-out of ad-tracking cookies. In the event users implement these developments, they have the potential to negatively affect our business.
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
We have license and other arrangements in various countries, and maintain direct presences in the United Kingdom and India, as well as operations in China and Australia. In addition to facing many of the same challenges we face domestically, there are additional risks and costs inherent in expanding our business in international markets, including:
•	limitations on our activities in foreign countries where we have granted rights to existing business partners;
•	the adaptation of our websites and advertising programs to meet local needs and to comply with local legal regulatory requirements;
•	varied, unfamiliar and unclear legal and regulatory restrictions, as well as unforeseen changes in, legal and regulatory requirements;
•	more restrictive data protection regulation, which may vary by country;
•	more extensive labor regulation, which may vary by country;
•	difficulties in staffing and managing multinational operations;

•	difficulties in finding appropriate foreign licensees or joint venture partners;
•	distance, language and cultural differences in doing business with foreign entities;
•	foreign political and economic uncertainty;
•	less extensive adoption of the Internet as an information source and increased restriction on the content of websites;
•	currency exchange-rate fluctuations; and
•	potential adverse tax requirements.
As a result, we may face difficulties and unforeseen expenses in expanding our business internationally and, even if we attempt to do so, we may be unsuccessful, which could harm our business, operating results and financial condition.
There are substantial uncertainties regarding the interpretation and application of the laws and regulations of the People’s Republic of China, or PRC, including, but not limited to, the laws and regulations governing our business in the PRC, and the enforcement and performance of the contractual arrangements between our wholly-owned subsidiary, TechTarget (HK) Limited, or TTGT HK, and our affiliated Chinese entity, Keji Wangtuo (Beijing) Information Technology Co., Ltd, or Keji Wangtuo, and its shareholders. The Company and TTGT HK are considered foreign persons under PRC law. As a result, the Company and TTGT HK are subject to PRC law limitations on foreign ownership of companies engaged in value-added telecommunications services, including internet-related services, and advertising. Accordingly, we operate our websites and our online advertising business in China through Keji Wangtuo, a company wholly-owned by two citizens of the PRC; we have no equity ownership interest in Keji Wangtuo. Keji Wangtuo holds the licenses and approvals necessary to operate our websites and online advertising business in China. Through our wholly-owned subsidiary, TTGT HK, we have contractual arrangements with Keji Wangtuo and its shareholders that allow us to substantially control and operate Keji Wangtuo, and give us the economic benefit of those operations. We cannot be sure that we will be able to enforce these contracts. In addition, such contractual arrangements may not prove as effective in exercising control over Keji Wangtuo as direct ownership. Although we believe we are in compliance with current PRC regulations, we cannot be sure that the Chinese government would agree that our operating and equity arrangements with Keiji Wangtuo comply with Chinese law. If the Chinese government determines that we are not in compliance with applicable law, it could revoke our business and operating licenses, require us to discontinue or restrict our operations, restrict our right to collect revenues, block our websites in China, require us to restructure our Chinese operations, impose additional conditions or requirements with which we may not be able to comply, impose restrictions on our business operations or on our customers, or take other regulatory or enforcement actions against us that could be harmful to our business in China.
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
We have identified a material weakness in our internal control over financial reporting. Our current accounting and financial reporting system and related internal controls are inadequate to carry out the volume and level of complexities associated with our online service revenue transactions. There exists a reasonable possibility that a material error related to revenue and revenue-related accounts would not be detected on a timely basis. This material weakness and our remediation plans are described further in Item 4 of Part I in this Quarterly Report on Form 10-Q. Material weaknesses in our internal control over financial reporting could result in material misstatements in our financial statements not being prevented or detected. Although we have implemented a Sarbanes-Oxley Remediation Plan, we may experience difficulties or delays in achieving goals under this plan and completing remediation, or may not be able to successfully remediate material weaknesses at all. Any material weakness or unsuccessful remediation could harm investor confidence in the accuracy and completeness of our financial statements, which in turn could harm our business and have an adverse effect on our stock price and our ability to raise additional funds.
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
In the course of our operating history, we have acquired assets and businesses. Some of our acquisitions have resulted in the recording of a significant amount of goodwill and/or intangible assets on our financial statements. We had approximately $101.8 million of goodwill and net intangible assets as of March 31, 2011. The goodwill and/or intangible assets were recorded because the fair value of the net tangible assets acquired was less than the purchase price. We may not realize the full value of the goodwill and/or intangible assets. As such, we evaluate goodwill and other intangible assets with indefinite useful lives for impairment on an annual basis or more frequently if events or circumstances suggest that the asset may be impaired. We evaluate other intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. If goodwill or other intangible assets are determined to be impaired, we will write off the unrecoverable portion as a charge to our earnings. If we acquire new assets and businesses in the future, as we intend to do, we may record additional goodwill and/or intangible assets. The possible write-off of the goodwill and/or intangible assets could negatively impact our future earnings and, as a result, the market price of our common stock could decline.

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
If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. A large portion of our outstanding shares of common stock are held by our officers, directors and significant stockholders. Two of the largest percentages of our shares are owned by venture capital funds, which are typically structured to have a finite life. As these venture capital funds approach or pass the respective terms of the fund, the decision to sell or hold our stock may be based not only on the underlying investment merits of our stock, but also on the requirements of their internal fund structure. Our directors, executive officers and significant stockholders beneficially own approximately 23 million shares of our common stock, which represents 61% of our shares outstanding as of March 31, 2011. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline substantially.
A limited number of stockholders will have the ability to influence the outcome of director elections and other matters requiring stockholder approval.
Our directors, executive officers and significant stockholders beneficially own approximately 61% of our outstanding common stock. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the election of directors, the amendment of our certificate of incorporation and bylaws and the approval of mergers or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by other stockholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities
None.

(b)	Use of Proceeds from Public Offering of Common Stock
None.

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

TECHTARGET, INC
(Registrant)

Date: May 10, 2011	By:	/s/ GREG STRAKOSCH Greg Strakosch, Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2011	By:	/s/ JEFFREY WAKELY Jeffrey Wakely, Chief Financial Officer and Treasurer
(Principal Accounting and Financial Officer)

Exhibit Index

Exhibit No.	Description of Exhibit

31.1	Certification of Greg Strakosch, Chief Executive Officer of TechTarget, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, dated May 10, 2011.
31.2	Certification of Jeffrey Wakely, Chief Financial Officer and Treasurer of TechTarget, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, dated May 10, 2011.
32.1
Certifications of Greg Strakosch, Chief Executive Officer of TechTarget, Inc. and Jeffrey Wakely, Chief Financial Officer and Treasurer of TechTarget, Inc. pursuant to 18 U.S.C. Section 1350, dated May 10, 2011.