Form 10-Q
period 2011-06-30
TechTarget Inc
filed 2011-08-09
CIK 1293282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had 37,787,656 shares of Common Stock, $0.001 par value per share, outstanding as of July 30, 2011.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
TECHTARGET, INC.
Consolidated Balance Sheets
(In thousands, except share data)

	June 30,	December 31,
	2011	2010
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$21,817	$32,584
Short-term investments	10,474	17,550
Accounts receivable, net of allowance for doubtful accounts of $1,148 and $1,026 as of June 30, 2011 and December 31, 2010, respectively	28,961	24,678
Prepaid expenses and other current assets	1,550	1,021
Deferred tax assets	849	729

Total current assets	63,651	76,562
Property and equipment, net	7,289	6,235
Long-term investments	22,094	—
Goodwill	92,470	92,382
Intangible assets, net of accumulated amortization	10,208	10,469
Deferred tax assets	7,675	7,985
Other assets	214	125

Total assets	$203,601	$193,758

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,066	$3,797
Accrued expenses and other current liabilities	3,934	2,181
Accrued compensation expenses	960	1,979
Income taxes payable	443	226
Deferred revenue	9,050	6,603

Total current liabilities	18,453	14,786
Long-term liabilities:
Other liabilities	4,494	5,112

Total liabilities	22,947	19,898
Commitments and contingencies (Note 9)	—	—
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 43,533,368 shares issued and 37,675,490 shares outstanding at June 30, 2011 and 42,901,926 shares issued and 37,044,048 shares outstanding at December 31, 2010	44	43
Treasury stock	(35,343)	(35,343)
Additional paid-in capital	251,205	246,080
Accumulated other comprehensive (loss) income	(70)	5
Accumulated deficit	(35,182)	(36,925)

Total stockholders’ equity	180,654	173,860

Total liabilities and stockholders’ equity	$203,601	$193,758

See accompanying notes.

TECHTARGET, INC.
Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Unaudited)
Revenues:
Online	$24,151	$20,626	$44,531	$39,187
Events	3,951	4,447	6,137	6,929

Total revenues	28,102	25,073	50,668	46,116
Cost of revenues:
Online(1)	5,720	5,180	11,326	10,122
Events(1)	1,242	1,373	2,119	2,311

Total cost of revenues	6,962	6,553	13,445	12,433

Gross profit	21,140	18,520	37,223	33,683
Operating expenses:
Selling and marketing(1)	10,184	9,420	18,815	18,831
Product development(1)	1,870	2,180	3,816	4,535
General and administrative(1)	3,458	3,757	7,257	8,104
Restructuring charge	384	—	384	—
Depreciation	668	642	1,309	1,167
Amortization of intangible assets	989	1,140	2,075	2,275

Total operating expenses	17,553	17,139	33,656	34,912
Operating income (loss)	3,587	1,381	3,567	(1,229)
Interest income, net	6	84	12	191

Income (loss) before provision for income taxes	3,593	1,465	3,579	(1,038)
Provision for income taxes	1,775	1,019	1,836	856

Net income (loss)	$1,818	$446	$1,743	$(1,894)

Net income (loss) per common share:
Basic	$0.05	$0.01	$0.05	$(0.04)

Net income (loss) per common share:
Diluted	$0.04	$0.01	$0.04	$(0.04)

Weighted average common shares outstanding:
Basic	38,332	42,944	38,136	42,712

Weighted average common shares outstanding:
Diluted	40,691	45,053	40,863	42,712

(1)	Amounts include stock-based compensation expense as follows:

Cost of online revenues	$62	$86	$132	$174
Cost of events revenues	20	20	42	46
Selling and marketing	1,082	1,535	2,240	3,464
Product development	100	155	206	316
General and administrative	682	1,359	1,326	2,584
See accompanying notes.

TECHTARGET, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended
	June 30,
	2011	2010
	(Unaudited)
Operating Activities:
Net income (loss)	$1,743	$(1,894)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,384	3,442
Provision for bad debt	302	93
Amortization of investment premiums	349	852
Stock-based compensation expense	3,946	6,584
Deferred tax benefit	(217)	(415)
Excess tax benefit — stock options	(471)	(121)
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	(4,319)	(9,607)
Prepaid expenses and other current assets	(538)	110
Other assets	(89)	2
Accounts payable	269	175
Income taxes payable	689	121
Accrued expenses and other current liabilities	1,761	(735)
Accrued compensation expenses	(1,019)	563
Deferred revenue	2,189	365
Other liabilities	(618)	1,310

Net cash provided by operating activities	7,361	845
Investing activities:
Purchases of property and equipment, and other assets	(2,357)	(3,278)
Purchases of investments	(28,487)	(21,707)
Proceeds from sales and maturities of investments	13,145	23,175
Acquisition of businesses	(2,006)	(1,790)

Net cash used in investing activities	(19,705)	(3,600)
Financing activities:
Excess tax benefit—stock options	471	121
Proceeds from exercise of stock options	1,106	273

Net cash provided by financing activities	1,577	394
Net decrease in cash and cash equivalents	(10,767)	(2,361)
Cash and cash equivalents at beginning of period	32,584	20,884

Cash and cash equivalents at end of period	$21,817	$18,523

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—

Cash paid for taxes	$1,347	$825

See accompanying notes.

TECHTARGET, INC.
Notes to Consolidated Financial Statements
(In thousands, except share and per share data, or as otherwise stated)
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
The Company’s integrated content platform consists of a network of more than 100 websites that are complemented with targeted in-person events. During the critical stages of the purchase decision process, these content offerings meet IT professionals’ needs for expert, peer and IT vendor information, and provide a platform on which IT vendors can launch targeted marketing campaigns that generate measurable, high return on investment (“ROI”). As IT professionals have become increasingly specialized, they have come to rely on the Company’s sector-specific websites for purchasing decision support. The Company’s content enables IT professionals to navigate the complex and rapidly changing IT landscape where purchasing decisions can have significant financial and operational consequences. Based upon the logical clustering of users’ respective job responsibilities and the marketing focus of the products that the Company’s customers are advertising, content offerings are currently categorized across nine distinct media groups: Application Architecture and Development; Channel; CIO/IT Strategy; Data Center and Virtualization Technologies; Business Applications and Analytics; Networking; Security; Storage; and TechnologyGuide.com.
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
Reclassifications
In 2011, the Company changed the manner in which it allocates real estate facilities costs to align with actual departmental headcount. Previously, these costs were all included as a part of general and administrative expenses. Amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation. In the three months ended June 30, 2010 this resulted in additional online cost of sales, events cost of sales, sales and marketing and product development expense of $388, $71, $429 and $159, respectively, offset by a decrease in general and administrative expense of $1.0 million. In the six months ended June 30, 2010 this resulted in additional online cost of sales, events cost of sales, sales and marketing and product development expense of $794, $144, $927 and $330, respectively, offset by a decrease in general and administrative expense of $2.2 million.
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
Although each of the Company’s online media offerings can be sold separately, the majority of the Company’s online media sales involve multiple online offerings, which are described in more detail below. During fiscal 2010 and prior, because objective evidence of fair value did not exist for all elements in the Company’s bundled advertising campaigns, no allocation could be made among the various elements, so the Company recognized revenue on all units of accounting ratably over the term of the arrangement. In September 2009, the FASB ratified Accounting Standards Update (“ASU”) 2009-13, Revenue Arrangements with Multiple Deliverables, which updates the existing multiple-element revenue arrangements guidance included in ASC 605-25. ASU 2009-13 requires companies to allocate the overall consideration to each deliverable by using a best estimate of selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third party evidence of selling price. The Company adopted the new standard, beginning on January 1, 2011, on a prospective basis. Because neither vendor-specific objective evidence of fair value nor third party evidence of selling price exists for all elements in the Company’s bundled advertising campaigns, the Company uses an estimated selling price which represents management’s best estimate of the stand-alone selling price of deliverables for each deliverable in an arrangement. The Company uses the relative selling price method to allocate consideration at the inception of the arrangement to each deliverable in a multiple element arrangement. The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of the deliverable’s selling price. Revenue is then recognized as delivery occurs. For content posted on websites, revenue recognition is generally over the period the content is available.
The Company has concluded that adoption of this standard did not materially affect results in the first half of 2011, nor is it expected to materially affect future periods.

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
Online Media. Revenue for online media offerings is recognized for specific online media offerings as follows when these items are sold separately:
•	White Papers. White paper revenue is recognized ratably over the period in which the white paper is available on the Company’s websites.
•	Webcasts, Podcasts, Videocasts and Virtual Trade Shows. Webcast, podcast, videocast, virtual trade show and similar content revenue is recognized ratably over the period in which the webcast, podcast, videocast or virtual trade show is available on the Company’s websites.
•	Custom Media. Custom media revenue is recognized ratably over the period in which the custom media is available on the Company’s websites.
•	Promotional E-mails and E-newsletters. Promotional e-mail revenue is recognized ratably over the period in which the related content is available on its websites because promotional e-mails do not have standalone value from the related content. E-newsletter revenue is recognized in the period in which the e-newsletter is sent.
•	List Rentals. List rental revenue is recognized in the period in which the e-mail is sent to the list of registered members.
•	Banners. Banner revenue is recognized in the period in which the banner impressions occur.
•	Third Party Revenue Sharing Arrangements. Revenue from third party revenue sharing arrangements is recognized on a net basis in the period in which the services are performed. For certain third party agreements where the Company is the primary obligor, revenue is recognized on a gross basis in the period in which the services are performed.
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
Goodwill and indefinite-lived intangible assets are not amortized, but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life are amortized over their estimated useful lives, which range from one to nine years, using methods of amortization that are expected to reflect the estimated pattern of economic use, and are reviewed for impairment when events or changes in circumstances suggest that the assets may not be recoverable. The Company performs its annual test of impairment of goodwill as of December 31st of each year and whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. Based on this evaluation, the Company believes that, as of each of the balance sheet dates presented, none of the Company’s goodwill or other long-lived assets was impaired.

Internal-Use Software and Website Development Costs
The Company capitalizes costs incurred during the development of its website applications and infrastructure as well as certain costs relating to internal-use software. The estimated useful life of costs capitalized is evaluated for each specific project. Capitalized internal-use software and website development costs are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss shall be recognized only if the carrying amount of the asset is not recoverable and exceeds its fair value. The Company capitalized internal-use software and website development costs of $0.8 million and $0.5 million for the three months ended June 30, 2011 and 2010, respectively, and $1.6 million and $1.0 million for the six months ended June 30, 2011 and 2010, respectively.
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
Stock-Based Compensation
At June 30, 2011, the Company had two stock-based employee compensation plans which are more fully described in Note 11. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized in the Statement of Operations on a straight-line basis over the vesting period of the award or using the accelerated method if the award is contingent upon performance goals. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock option awards.
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
Recent Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-14, Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”). ASU 2009-14 amends guidance included within Accounting Standards Codification (“ASC”) Topic 985-605 to exclude tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. Entities that sell joint hardware and software products that meet this scope exception will be required to follow the guidance of ASU 2009-13. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted. The Company determined that adopting the provisions of ASU 2009-14 did not impact its consolidated financial statements.
In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations (Topic 805), which specifies that if a public entity presents financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the year occurred as of the beginning of the comparable prior annual reporting period only. This ASU also expands the supplemental pro forma disclosure. The ASU is effective for business combinations for which the acquisition date is on or after the annual reporting period beginning on or after December 15, 2010. The adoption of this standard did not affect the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”), which provides common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands ASC 820 disclosure requirements, particularly for Level 3 fair value measurements. ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011. Early application is prohibited. The Company is currently assessing the potential impact of this standard but does not expect the adoption of the standard to have a material impact on the Company’s consolidated financial statements.
In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which requires entities to present reclassification adjustments included in other comprehensive income on the face of the financial statements and allows entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It also eliminates the option for entities to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. For public companies, ASU 2011-05 is effective for fiscal years (and interim periods within those years) beginning after December 15, 2011, with earlier adoption permitted. Adoption of this ASU is not expected to have a material effect on the Company’s consolidated financial statements.
3. Fair Value Measurements
The Company measures certain financial assets at fair value on a recurring basis, including cash equivalents, and short and long-term investments. The fair value of these financial assets was determined based on three levels of input as follows:
•	Level 1. Quoted prices in active markets for identical assets and liabilities;
•	Level 2. Observable inputs other than quoted prices in active markets; and
•	Level 3. Unobservable inputs.
The fair value hierarchy of the Company’s financial assets and liabilities carried at fair value and measured on a recurring basis is as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
	(Unaudited)
Money market funds(1)	$8,173	$8,173	$—	$—
Short-term investments(2)	10,474	—	10,474	—
Long-term investments(2)	22,094	—	22,094	—

Total	$40,741	$8,173	$32,568	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Money market funds(1)	$23,375	$23,375	$—	$—
Short-term investments(2)	17,550	—	17,550	—

Total	$40,925	$23,375	$17,550	$—

(1)	Included in cash and cash equivalents on the accompanying consolidated balance sheets; valued at quoted market prices in active markets.

(2)	Our short and long-term investments consist of government agency and municipal bonds; their fair value is calculated using an interest rate yield curve for similar instruments.

4. Cash, Cash Equivalents and Investments
Cash and cash equivalents consist of highly liquid investments with maturities of three months or less at date of purchase. Cash equivalents are carried at cost, which approximates their fair market value. Cash and cash equivalents consisted of the following:

	June 30,	December 31,
	2011	2010
	(Unaudited)
Cash	$13,644	$9,209
Money market funds	8,173	23,375

Total cash and cash equivalents	$21,817	$32,584

The Company’s short and long-term investments are accounted for as available for sale securities. These investments are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax. The unrealized gain (loss), net of taxes, was $5 and $(5) as of June 30, 2011 and December 31, 2010, respectively. Realized gains and losses on the sale of these investments are determined using the specific identification method. There were no realized gains or losses during the three or six months ended June 30, 2011 or 2010.
Short and long-term investments consisted of the following:

	June 30, 2011
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(Unaudited)
Short and long-term investments:
Municipal bonds	$32,560	$26	$(18)	$32,568

Total short and long-term investments	$32,560	$26	$(18)	$32,568

	December 31, 2010
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short and long-term investments:
Government agency bonds	$2,008	$1	$—	$2,009
Municipal bonds	15,550	2	(11)	15,541

Total short and long-term investments	$17,558	$3	$(11)	$17,550

The Company had seven debt securities in an unrealized loss position at June 30, 2011. Six of these securities have been in such a position for less than 12 months; the unrealized loss on those securities was approximately $17 and the fair value was $13.1 million. As of June 30, 2011, the Company does not consider these investments to be other-than-temporarily impaired. One of these securities has been in such a position for more than 12 months and may be permanently impaired. The unrealized loss on that security was approximately $1 and the fair value was $2.0 million.
Municipal bonds have contractual maturity dates within 18 months. All income generated from these investments is recorded as interest income.
5. Acquisitions
On April 26, 2011 the Company acquired the websites, product offerings, and events associated with Computer Weekly and its sister channel-targeted brand, MicroScope, from Reed Business Information Limited for $2.0 million in cash plus the payment of approximately $0.4 million in restructuring costs relating to redundancy costs of Computer Weekly employees not brought over as part of the acquisition.
In connection with this acquisition, the Company’s preliminary allocation of purchase price is approximately $40 of net tangible assets, $90 of goodwill and $1.9 million of intangible assets related to customer relationships, a member database, a non-compete agreement and trade names with estimated useful lives ranging from two to five years.

The estimated fair value of the $1.9 million of acquired intangible assets is assigned as follows:

		Estimated Fair
	Useful Life	Value (in 000’s)
Customer relationship	60 months	$825
Member database	60 months	512
Non-compete agreement	24 months	100
Trade name	60 months	430

Total intangible assets		$1,867

The Company engaged a third party valuation specialist to assist management in determining the fair value of the intangible assets of the Computer Weekly and MicroScope businesses. To value the customer relationship assets, an income approach was used, specifically a variation of the discounted cash-flow method known as the multi-period excess earnings method. The projected net cash flows were discounted using a discount rate of 28.3%. To value the member database, a replacement cost approach was used, specifically a calculation of costs to acquire new members based on the cost to acquire new members in 2010 divided by new members acquired. Additionally, the present value of the sum of projected lost profits was added to the calculated replacement cost to calculate the total fair value of the member database asset. To value the non-compete agreement, a comparative business valuation method was used. Based on a non-compete term of 24 months, management projected net cash flows for the Company with and without the non-compete agreement in place. The present value of the sum of the difference between the net cash flows with and without the non-compete agreement in place was calculated, based on a discount rate of 28.3%. To value the trade name intangible asset, a relief from royalty method was used to estimate the pre-tax royalty savings to the Company related to the Computer Weekly and MicroScope trade names. The projected net cash flows from the pre-tax royalty savings were tax affected using an effective rate of 26% and then discounted using a discount rate of 28.3% to calculate the value of the trade name intangible asset.
6. Intangible Assets
Intangible assets subject to amortization as of June 30, 2011 and December 31, 2010 consist of the following:

		As of June 30, 2011
	Estimated	Gross
	Useful Lives	Carrying	Accumulated
	(Years)	Amount	Amortization	Net
		(Unaudited)
Customer, affiliate and advertiser relationships	1 - 9	$8,958	$(3,846)	$5,112
Developed websites	3 - 6	5,400	(3,750)	1,650
Trademark, trade name and domain name	1 - 7	1,938	(812)	1,126
Proprietary user information database and Internet traffic	3 - 5	5,207	(3,152)	2,055
Non-compete agreements	1 - 3	544	(279)	265

Total intangible assets		$22,047	$(11,839)	$10,208

		As of December 31, 2010
	Estimated	Gross
	Useful Lives	Carrying	Accumulated
	(Years)	Amount	Amortization	Net
Customer, affiliate and advertiser relationships	1 - 9	$12,879	$(7,654)	$5,225
Developed websites	3 - 6	5,400	(3,300)	2,100
Trademark, trade name and domain name	1 - 7	2,373	(1,526)	847
Proprietary user information database and Internet traffic	3 - 5	5,400	(3,354)	2,046
Non-compete agreements	1 - 3	1,573	(1,322)	251

Total intangible assets		$27,625	$(17,156)	$10,469

Intangible assets are amortized over their estimated useful lives, which range from one to nine years, using methods of amortization that are expected to reflect the estimated pattern of economic use. The remaining amortization expense will be recognized over a weighted-average period of approximately 2.36 years. Amortization expense was $1.0 and $1.1 million for the three month periods ended June 30, 2011 and 2010, respectively, and $2.1 million and $2.3 million for the six months ended June 30, 2011 and 2010, respectively. Amortization expense is recorded within operating expenses as the intangible assets consist of customer-related assets and website traffic that the Company considers to be in support of selling and marketing activities. The Company wrote off $7.5 million of fully amortized intangible assets in the first half of 2011.
The Company expects amortization expense of intangible assets to be as follows:

Amortization
Years Ending December 31:	Expense
(Unaudited)
2011 (July 1st — December 31st)	$1,887
2012	3,326
2013	1,789
2014	1,394
2015	1,147
Thereafter	665

$10,208

7. Net Income (Loss) Per Common Share
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per common share is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Unaudited)
Numerator:
Net income (loss)	$1,818	$446	$1,743	$(1,894)

Denominator:
Basic:
Weighted average shares of common stock outstanding	38,331,895	42,943,465	38,136,159	42,711,730

Diluted:
Weighted average shares of common stock outstanding	38,331,895	42,943,465	38,136,159	42,711,730
Effect of potentially dilutive shares(1)	2,358,984	2,109,169	2,726,364	—

Total weighted average shares of common stock outstanding	40,690,879	45,052,635	40,862,523	42,711,730

Net Income (Loss) Per Common Share:
Basic net income (loss) per common share	$0.05	$0.01	$0.05	$(0.04)

Net Income (Loss) Per Common Share:
Diluted net income (loss) per common share	$0.04	$0.01	$0.04	$(0.04)

(1)	In calculating diluted earnings per share, shares related to outstanding stock options, unvested restricted stock awards and warrants were excluded for the six months ended June 30, 2010 because they were anti-dilutive.
8. Bank Term Loan Payable
The Company has a $5.0 million revolving credit facility that matures on August 30, 2011. Unless earlier payment is required by an event of default, all principal and unpaid interest will be due and payable on August 30, 2011. At the Company’s option, the Revolving Credit Facility bears interest at either the Prime Rate less 1.00% or the London Interbank Offered Rate (“LIBOR”) plus the applicable LIBOR margin. The applicable LIBOR margin is based on the ratio of total funded debt to earnings before interest, other income and expense, income taxes, depreciation, and amortization (“EBITDA”) for the preceding four fiscal quarters. As of June 30, 2011, the applicable LIBOR margin, which was the operative rate during the quarter ended June 30, 2011, was 1.25%.

The Company is also required to pay an unused line fee on the daily unused amount of its Revolving Credit Facility at a per annum rate based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters. As of June 30, 2011, unused availability under the Revolving Credit Facility totaled $3.5 million and the per annum unused line fee rate was 0.20%.
Borrowings under the Credit Agreement are collateralized by a security interest in substantially all assets of the Company. Covenants governing the Credit Agreement include the maintenance of certain financial ratios. At June 30, 2011 the Company was in compliance with all covenants under the Credit Agreement.
The Company is currently in negotiations to renew its Revolving Credit Facility when it becomes due.
At June 30, 2011 and December 31, 2010 there were no amounts outstanding under this revolving loan agreement. There was a $1.5 million standby letter of credit related to the Company’s corporate headquarters lease that was outstanding at June 30, 2011, bringing our available borrowings on the $5.0 million facility to $3.5 million.
9. Commitments and Contingencies
Operating Leases
The Company conducts its operations in leased office facilities under various non-cancelable operating lease agreements that expire through March 2020. Future minimum lease payments under the Company’s non-cancelable operating leases at June 30, 2011 are as follows:

Minimum Lease
Years Ending December 31:	Payments
(Unaudited)
2011 (July 1st — December 31st)	$2,010
2012	4,084
2013	3,170
2014	3,172
2015	3,191
Thereafter	13,957

$29,584

The Company has an irrevocable standby letter of credit outstanding in the aggregate amount of $1.5 million. This letter of credit supports the lease the Company entered into in 2009 for its corporate headquarters. This letter of credit extends, subject to certain reductions, annually through February 28, 2020 unless notification of termination is received.
Net Worth Tax Contingency
In late March 2010, the Company received a letter from the Department of Revenue of the Commonwealth of Massachusetts (the “MA DOR”) requesting documentation demonstrating that TechTarget Securities Corporation (“TSC”), a wholly-owned subsidiary of the Company, has been classified by the MA DOR as a Massachusetts security corporation. Following subsequent correspondence with the MA DOR and a settlement conference on March 22, 2011, the Company received on July 16, 2011 a Notice of Assessment from MA DOR for 2006 and 2007 in the amount of approximately $198 (which amount included all interest and penalties to date) with respect to additional excise taxes on net worth related to TSC. Based on the Company’s previous assessment that it was probable that the MA DOR would require an adjustment to correct TSC’s tax filings such that it will be treated as a Massachusetts business corporation for the applicable years, for the year ended December 31, 2010, the Company recorded a liability of approximately $200, representing its best estimate at that time of the potential net worth tax exposure. The tax benefits available to a Massachusetts security corporation are comprised of (i) lower income tax rate (1.32% vs. 9.5%) and (ii) exemption from the 0.26% excise tax on net worth. The Company intends to dispute the assessment and believes it has meritorious defenses which it intends to vigorously assert. There were no changes to the net worth tax reserve assessment as of June 30, 2011.
Litigation
From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At June 30, 2011 and December 31, 2010, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

10. Comprehensive Income (Loss)
Comprehensive income (loss) includes all changes in equity during a period, except those resulting from investments by stockholders and distributions to stockholders. For the three and six months ended June 30, 2011 and 2010 the Company’s comprehensive income (loss) is as follows:

	For the		For the
	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Unaudited)
Net income (loss)	$1,818	$446	$1,743	$(1,894)
Other comprehensive income (loss):
Unrealized gain (loss) on investments (net of tax effect of $2, $(3), $4 and $(32), respectively)	5	(4)	9	(45)
Unrealized (loss) gain on foreign currency exchange	(101)	8	(84)	(6)

Other comprehensive (loss) income	(96)	4	(75)	(51)

Total comprehensive income (loss)	$1,722	$450	$1,668	$(1,945)

11. Stock-Based Compensation
Stock Option Plans
In September 1999, the Company approved a stock option plan (the “1999 Plan”) that provides for the issuance of up to 12,384,646 shares of common stock incentives. The 1999 Plan provides for the granting of incentive stock options (“ISOs”), nonqualified stock options (“NSOs”), and stock grants. These incentives may be offered to the Company’s employees, officers, directors, consultants, and advisors, as defined. ISOs may not be granted at less than fair market value on the date of grant, as determined by the Company’s Board of Directors (the “Board”). Each option shall be exercisable at such times and subject to such terms as determined by the Board; grants generally vest over a four year period and expire no later than ten years after the grant date.
In April 2007, the Board approved the 2007 Stock Option and Incentive Plan (the “2007 Plan”), which was approved by the stockholders and became effective upon the consummation of the Company’s IPO in May 2007. Effective upon the consummation of the IPO, no further awards were made pursuant to the 1999 Plan, but any outstanding awards under the 1999 Plan will remain in effect and will continue to be subject to the terms of the 1999 Plan. The 2007 Plan allows the Company to grant ISOs, NSOs, stock appreciation rights, deferred stock awards, restricted stock and other awards. Under the 2007 Plan, stock options may not be granted at less than fair market value on the date of grant, and grants generally vest over a four year period. Stock options granted under the 2007 Plan expire no later than ten years after the grant date. The Company has reserved an aggregate of 2,911,667 shares of common stock for issuance under the 2007 Plan plus an additional annual increase to be added automatically on January 1 of each year, beginning on January 1, 2008, equal to the lesser of (a) 2% of the outstanding number of shares of common stock (on a fully-diluted basis) on the immediately preceding December 31 and (b) such lower number of shares as may be determined by the Company’s compensation committee. The number of shares available for issuance under the 2007 Plan is subject to adjustment in the event of a stock split, stock dividend or other change in capitalization. Generally, shares that are forfeited or canceled from awards under the 2007 Plan also will be available for future awards. In addition, shares subject to stock options returned to the 1999 Plan, as a result of their expiration, cancellation or termination, are automatically made available for issuance under the 2007 Plan. As of June 30, 2011 a total of 1,290,238 shares were available for grant under the 2007 Plan.
Accounting for Stock-Based Compensation
The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The Company calculated the fair values of the options granted using the following estimated weighted-average assumptions:

			Six Months Ended
	Three Months Ended June 30,		June 30,
	2011	2010	2011	2010
	(Unaudited)
Expected volatility	*	*	79%	78%
Expected term	*	*	6.25 years	6.25 years
Risk-free interest rate	*	*	2.30%	2.85%
Expected dividend yield	*	*	0.00%	0.00%
Weighted-average grant date fair value per share	*	*	$5.16	$3.89

*	There were no grants during the second quarter of 2011 or 2010.

As there was no public market for the Company’s common stock prior to the Company’s IPO in May 2007, and limited historical information on the volatility of its common stock since the date of the Company’s IPO, the Company determined the volatility for options granted in the six months ended June 30, 2011 and 2010 based on an analysis of the historical volatility of the Company’s stock and reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using a weighted average of the historical volatility of the Company’s stock and the peer group of companies for a period equal to the expected life of the option. The expected life of options has been determined utilizing the “simplified” method. The risk-free interest rate is based on a zero coupon United States treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero. The Company applied estimated annual forfeiture rates of 3.6% and 2% for the six months ended June 30, 2011 and 2010, respectively based on its historical forfeiture experience in determining the expense recorded in those periods.
A summary of the stock option activity under the Company’s stock option plan for the six months ended June 30, 2011 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Options	Exercise Price	Contractual	Aggregate
Year-to-Date Activity	Outstanding	Per Share	Term in Years	Intrinsic Value
	(Unaudited)
Options outstanding at December 31, 2010	7,095,090	$6.41
Granted	20,000	7.37
Exercised	(189,933)	5.82
Forfeited	(43,750)	5.70
Cancelled	(7,282)	10.84

Options outstanding at June 30, 2011	6,874,125	$6.43	5.2	$11,880

Options exercisable at June 30, 2011	5,878,463	$6.45	4.6	$10,268

Options vested or expected to vest at June 30, 2011 (1)	6,797,658	$6.43	5.1	$11,756

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.
During the six months ended June 30, 2011 and 2010, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $425 and $333, respectively, and the total amount of cash received from exercise of these options was $1,106 and $272, respectively. The total grant date fair value of stock options granted after January 1, 2006 that vested during the six months ended June 30, 2011 and 2010 was $1.2 million and $3.0 million, respectively.
Restricted Stock Awards
Restricted stock awards are valued at the market price of a share of the Company’s common stock on the date of grant. A summary of the restricted stock award activity under the 2007 Stock Plan for the six months ended June 30, 2011 is presented below:

		Weighted-Ave.
		Grant Date
		Date Fair Value	Aggregate Intrinsic
Year-to-Date Activity	Shares	Value Per Share	Value
	(Unaudited)
Nonvested outstanding at December 31, 2010	2,693,453	$5.92
Granted	85,217	7.27
Vested	(392,715)	4.80
Forfeited	(99,640)	7.28

Nonvested outstanding at June 30, 2011	2,286,315	$6.23	$17,307

The total grant-date fair value of restricted stock awards that vested during the six months ended June 30, 2011 and 2010 was $1.9 million and $3.0 million, respectively.
12. Stockholders’ Equity
Reserved Common Stock
As of June 30, 2011, the Company has reserved 11,209,990 shares of common stock for options outstanding and available for grant under stock option plans.
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
13. Income Taxes
The Company’s effective tax rate was 51% and (82)% for the six months ended June 30, 2011 and 2010, respectively. The provision for income taxes for the six months ended June 30, 2011 includes a discrete tax expense of $75 related to a state tax assessment for a prior period. The effective tax rate excluding the discrete tax expense was 50% for the six months ended June 30, 2011. The change in the effective tax rate excluding the discrete tax expense was as a result of applying the provision of ASC 740, Income Taxes, as it relates to interim periods. For the six months ended June 30, 2011, the Company calculated the provision for income taxes using a forecasted tax rate for the year ended December 31, 2011. For the six months ended June 30, 2010, the Company calculated the benefit from income taxes using a period-to-date approach. The Company recognized interest and penalties totaling $8 in income tax expense in the six months ended June 30, 2011.
For the year ended December 31, 2010, the Company had recorded a tax reserve of approximately $400 for the potential state income tax liability arising from the difference between the income tax rates applicable for security corporations and business corporations in Massachusetts, relating to the matter described in Note 9. In connection with such matter, on July 21, 2011, the Company received a Notice of Assessment from MA DOR for 2006 and 2007 in the amount of approximately $345 (which amount included all interest and penalties to date) with respect to additional income taxes related to TechTarget, Inc. The Company increased the reserve assessment as of June 30, 2011 to $422 in order to reflect additional interest accrued. The Company intends to dispute the assessment and believes it has meritorious defenses which it intends to vigorously assert.
Tax years 2007 through 2010 are subject to examination by the federal and state taxing authorities. There are no income tax examinations currently in process with the exception of the TSC matter noted above related to the MA DOR.
14. Segment Information
The Company views its operations and manages its business as one operating segment based on factors such as how the Company manages its operations and how its CEO and President review results and make decisions on how to allocate resources and assess performance.
Geographic Data
Net sales to unaffiliated customers by geographic area were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Unaudited)
North America	$25,876	$23,881	$46,666	$43,762
International	2,226	1,192	4,002	2,354

Total	$28,102	$25,073	$50,668	$46,116

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Our integrated content platform consists of a network of approximately 100 websites that we complement with targeted in-person events. During the critical stages of the purchase decision process, these content offerings meet IT professionals’ needs for expert, peer and IT vendor information, and provide a platform on which IT vendors can launch targeted marketing campaigns that generate measurable, high Return on Investment (“ROI”). As IT professionals have become increasingly specialized, they have come to rely on our sector-specific websites for purchasing decision support. Our content enables IT professionals to navigate the complex and rapidly changing IT landscape where purchasing decisions can have significant financial and operational consequences. Based upon the logical clustering of our users’ respective job responsibilities and the marketing focus of the products that our customers are advertising, we currently categorize our content offerings across nine distinct media groups: Application Architecture and Development; Channel; CIO/IT Strategy; Data Center and Virtualization Technologies; Business Applications and Analytics; Networking; Security; Storage; and TechnologyGuide.com.
Recent Acquisition
On April 26, 2011 we announced that we had completed the acquisition of the websites, product offerings, and events associated with Computer Weekly and its sister channel-targeted brand, MicroScope, from Reed Business Information Limited. Computer Weekly, through its websites and events (and print properties, which will not be continued), has served UK Managers, Directors and CIOs monitoring the technology landscape, and the advertisers looking to reach them. Computer Weekly and MicroScope also serve UK IT decision makers by bringing technology news and IT management focused content. These two websites will complement our established offerings in the region, including SearchDataManagement.co.uk, SearchNetworking.co.uk, SearchSecurity.co.uk, SearchStorage.co.uk, and SearchVirtualDataCentre.co.uk, by giving advertisers new ways to reach key UK and European IT decision makers.
Sources of Revenues
We sell advertising programs to IT vendors targeting a specific audience within a particular IT sector or sub-sector. We maintain multiple points of contact with our customers to provide support throughout their organizations and the sales cycle. As a result, our customers often run multiple advertising programs with us in order to reach discrete portions of our targeted audience. There are multiple factors that can impact our customers’ advertising objectives and spending with us, including but not limited to, product launches, increases or decreases to their advertising budgets, the timing of key industry marketing events, responses to competitor activities and efforts to address specific marketing objectives such as creating brand awareness or generating sales leads. Our services are generally delivered under short-term contracts that run for the length of a given advertising program, typically less than six months in length.
We generate substantially all of our revenues from the sale of targeted advertising campaigns that we deliver via our network of websites and in-person events.

Online. The majority of our revenue is derived from the delivery of our online offerings. Online revenue represented approximately 86% and 82% of total revenues for the three months ended June 30, 2011 and 2010, and approximately 88% and 85% of total revenues for the six months ended June 30, 2011 and 2010. We expect the majority of our revenues to be derived through the delivery of online offerings for the foreseeable future. As a result of our customers’ advertising objectives and preferences, the specific allocation of online advertising offerings sold and delivered by us, on a period by period basis, can fluctuate.
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
Events. Events revenue represented approximately 14% and 18% of total revenues for the three months ended June 30, 2011 and 2010, and approximately 12% and 15% of total revenues for the six months ended June 30, 2011 and 2010. Most of our media groups operate revenue generating events. The majority of our events are free to IT professionals and are sponsored by IT vendors. Attendees are pre-screened based on event-specific criteria such as sector-specific budget size, company size, or job title. We offer three types of events: multi-day conferences, single-day seminars and custom events. Multi-day conferences provide independent expert content for our attendees and allow vendors to purchase exhibit space and other sponsorship offerings that enable interaction with the attendees. We also hold single-day seminars on various topics in major cities. These seminars provide independent content on key sub-topics in the sectors we serve, are free to qualified attendees, and offer multiple vendors the ability to interact with specific, targeted audiences actively focused on buying decisions. Our custom events differ from our conferences and seminars in that they are exclusively sponsored by a single IT vendor, and the content is driven primarily by the sole sponsor.

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
Online Media. We recognize revenue from our specific online media offerings as follows when these items are sold separately:
•	White Papers. We recognize white paper revenue ratably over the period in which the white paper is available on our websites.
•	Webcasts, Podcasts, Videocasts and Virtual Trade Shows. We recognize webcast, podcast, videocast, virtual trade show and similar content offerings revenue ratably over the period in which the webcast, podcast, videocast, virtual trade show or similar content offering is available on our websites.
•	Promotional E-mails and E-newsletters. We recognize promotional e-mail revenue ratably over the period in which the related content asset is available on our websites because promotional e-mails do not have standalone value from the related content asset. We recognize e-newsletter revenue in the period in which the e-newsletter is sent.
•	List Rentals. List rental revenue is recognized in the period in which the e-mail is sent to the list of registered members.
•	Banners. Banner revenue is recognized in the period in which the banner impressions occur.
•	Third Party Revenue Sharing Arrangements. Revenue from third party revenue sharing arrangements is recognized on a net basis in the period in which the services are performed. For certain third party agreements where we are the primary obligor, revenue is recognized on a gross basis in the period in which the services are performed.
Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue.
Long-Lived Assets
Our long-lived assets consist primarily of property and equipment, goodwill and other intangible assets. Goodwill and other intangible assets have arisen principally from our acquisitions. The amount assigned to intangible assets is subjective and based on our estimates of the future benefit of the intangible assets using accepted valuation techniques, such as discounted cash flow and replacement cost models. Our long-lived assets, other than goodwill, are amortized over their estimated useful lives, which we determined based on the consideration of several factors including the period of time the asset is expected to remain in service. Intangible assets are amortized over their estimated useful lives, which range from one to nine years, using methods of amortization that are expected to reflect the estimated pattern of economic use. We evaluate the carrying value and remaining useful lives of long-lived assets, other than goodwill, whenever indicators of impairment are present. We evaluate the carrying value of goodwill annually and whenever indicators of impairment are present. We use a discounted cash flow approach to determine the fair value of goodwill.

Fair Value of Financial Instruments
Financial instruments consist of cash and cash equivalents, short-term and long-term investments, accounts receivable and accounts payable. The carrying value of these instruments approximates their estimated fair value.
Allowance for Doubtful Accounts
We offset gross trade accounts receivable with an allowance for doubtful accounts. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review our allowance for doubtful accounts on a regular basis, and all past due balances are reviewed individually for collectability. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions for the allowance for doubtful accounts are recorded in general and administrative expense. If our historical collection experience does not reflect our future ability to collect outstanding accounts receivable, our future provision for doubtful accounts could be materially affected. To date, we have not incurred any write-offs of accounts receivable significantly different than the amounts reserved. The allowance for doubtful accounts was $1.1 million at June 30, 2011 and $1.0 million at December 31, 2010.
Stock-Based Compensation
We measure stock-based compensation at the grant date based on the fair value of the award and recognize stock-based compensation expense in the Statement of Operations on a straight-line basis over the vesting period of the award or using the accelerated method if the award is contingent upon performance goals. We use the Black-Scholes option-pricing model to determine the fair-value of stock option awards. We calculated the fair values of the options granted using the following estimated weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Expected volatility	*	*	79%	78%
Expected term	*	*	6.25 years	6.25 years
Risk-free interest rate	*	*	2.30%	2.85%
Expected dividend yield	*	*	0.00%	0.00%
Weighted-average grant date fair value per share	*	*	$5.16	$3.89

*	There were no grants made in the second quarter of 2011 or 2010.
As there was no public market for our common stock prior to our initial public offering in May 2007, and there has been limited historical information on the volatility of our common stock since the date of our initial public offering, we determined the volatility for options granted in the three and six months ended June 30, 2011 and 2010 based on an analysis of the historical volatility of our stock and reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using a weighted average of the historical volatility of our stock and the peer group of companies for a period equal to the expected life of the option. The risk-free interest rate is based on a zero coupon United States treasury instrument whose term is consistent with the expected life of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. We applied estimated annual forfeiture rates of 3.6% and 2% for the six months ended June 30, 2011 and June 30, 2010, respectively based on our historical forfeiture experience in determining the expense recorded in those periods.
Internal-Use Software and Website Development Costs
We capitalize costs of materials, consultants and compensation and related expenses of employees who devote time to the development of internal-use software and website applications and infrastructure involving developing software to operate our websites. However, we expense as incurred website development costs for new features and functionalities since it is not probable that they will result in additional functionality until they are both developed and tested with confirmation that they are more effective than the current set of features and functionalities on our websites. Our judgment is required in determining the point at which various projects enter the states at which costs may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized, which is generally three years. To the extent that we change the manner in which we develop and test new features and functionalities related to our websites, assess the ongoing value of capitalized assets or determine the estimated useful lives over which the costs are amortized, the amount of website development costs we capitalize and amortize in future periods would be impacted. We review capitalized internal use software and website development costs for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We would recognize an impairment loss only if the carrying amount of the asset is not recoverable and exceeds its fair value. We capitalized internal-use software and website development costs of $0.8 million and $0.5 million for the three and six months ended June 30, 2011 and 2010, respectively, and $1.6 million and $1.0 million for the three and six months ended June 30, 2011 and 2010, respectively.

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
Results of Operations
The following table sets forth our results of operations for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2011		2010		2011		2010
	($ in thousands)
Revenues:
Online	$24,151	86%	$20,626	82%	$44,531	88%	$39,187	85%
Events	3,951	14	4,447	18	6,137	12	6,929	15

Total revenues	28,102	100	25,073	100	50,668	100	46,116	100
Cost of revenues:
Online	5,720	20	5,180	21	11,326	22	10,122	22
Events	1,242	4	1,373	5	2,119	4	2,311	5

Total cost of revenues	6,962	25	6,553	26	13,445	27	12,433	27

Gross profit	21,140	75	18,520	74	37,223	73	33,683	73
Operating expenses:
Selling and marketing	10,184	36	9,420	38	18,815	37	18,831	41
Product development	1,870	7	2,180	9	3,816	8	4,535	10
General and administrative	3,458	12	3,757	15	7,257	14	8,104	18
Restructuring	384	1	—		384	1	—
Depreciation	668	2	642	3	1,309	3	1,167	3
Amortization of intangible assets	989	4	1,140	5	2,075	4	2,275	5

Total operating expenses	17,553	62	17,139	68	33,656	66	34,912	76

Operating income (loss)	3,587	13	1,381	6	3,567	7	(1,229)	(3)
Interest income, net	6	*	84	*	12	*	191	*

Income (loss) before provision for income taxes	3,593	13	1,465	6	3,579	7	(1,038)	(2)
Provision for income taxes	1,775	6	1,019	4	1,836	4	856	2

Net income (loss)	$1,818	6%	$446	2%	$1,743	3%	$(1,894)	(4)%

*	Not meaningful

Comparison of Three Months Ended June 30, 2011 and 2010
Revenues

	Three Months Ended June 30,
			Increase	Percent
	2011	2010	(Decrease)	Change
	($ in thousands)
Revenues:
Online	$24,151	$20,626	$3,525	17%
Events	3,951	4,447	(496)	(11)

Total revenues	$28,102	$25,073	$3,029	12%

Online. The increase in online revenue was primarily attributable to a $2.9 million increase in lead generation offerings, primarily due to an increase in sponsorship and white paper sales volumes. Branding revenues also increased by $0.7 million, due primarily to an increase in banner sales volume.
Events. The decrease in events revenue is due to the timing of a major multi-day conference held in the second quarter of 2010 that will be held in the third quarter of 2011.
Cost of Revenues and Gross Profit

	Three Months Ended June 30,
			Increase	Percent
	2011	2010	(Decrease)	Change
	($ in thousands)
Cost of revenues:
Online	$5,720	$5,180	$540	10%
Events	1,242	1,373	(131)	(10)

Total cost of revenues	$6,962	$6,553	$409	6%

Gross profit	$21,140	$18,520	$2,620	14%

Gross profit percentage	75%	74%
Cost of Online Revenues. The increase in cost of online revenues was primarily attributable to a $0.4 million increase in hosting and production costs, primarily related to increased international partner activity and freelancer costs, and a $0.2 million increase in payroll-related expenses due to increased headcount.
Cost of Events Revenues. Cost of events revenues decreased in the second quarter as compared to the same period a year ago, primarily due to decreases in compensation and variable direct costs as a result of lower revenues.
Gross Profit. Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. Gross profit for the second quarter of 2011 was 75% as compared to 74% for the same period of 2010. The increase in online gross profit was $3.0 million, attributable to the increase in online revenue offset by increases in hosting and production and compensation costs as compared to the second quarter of 2010. Events gross profit decreased by $0.4 million, primarily as a result of the lower events revenues. Because the majority of our costs are labor-related, we expect our gross profit to fluctuate from period to period depending on the total revenues for the period, as well as the relative contribution of online and events revenues to our total revenues.

Operating Expenses and Other

	Three Months Ended June 30,
			Increase	Percent
	2011	2010	(Decrease)	Change
	($ in thousands)
Operating expenses:
Selling and marketing	$10,184	$9,420	$764	8%
Product development	1,870	2,180	(310)	(14)
General and administrative	3,458	3,757	(299)	(8)
Restructuring charge	384	—	384	—
Depreciation	668	642	26	4
Amortization of intangible assets	989	1,140	(151)	(13)

Total operating expenses	$17,553	$17,139	$414	2%

Interest income, net	$6	$84	$(78)	(93)%

Provision for income taxes	$1,775	$1,019	$756	74%

Selling and Marketing. Selling and marketing expenses increased $0.8 million, primarily due to a $0.8 million increase in compensation and related benefits costs due to increased headcount, including hiring expenses and the use of temporary help during the recruitment process, and a $0.3 million increase in facilities and employee-related costs due primarily to international expansion. These increases were offset in part by a $0.4 million decrease in stock-based compensation due to the accelerated vesting of performance-based awards as well as the completion of vesting of certain equity awards in the second quarter of 2010.
Product Development. The decrease in product development expense was primarily due to a reduction in payroll related costs due to lower headcount and, to a lesser extent, a reduction in stock-based compensation, primarily due to the accelerated vesting of performance-based awards as well as the completion of vesting of certain equity awards in the second quarter of 2010.
General and Administrative. The decrease in general and administrative expense was primarily attributable to a $0.7 million reduction in stock-based compensation, primarily due to the accelerated vesting of performance-based awards as well as the completion of vesting of certain equity awards in the second quarter of 2010 and a $0.2 million decrease in audit and compliance fees. These decreases were offset in part by a $0.3 million increase in personnel-related costs, including hiring expenses and the use of consultants during the recruitment process, and $0.1 million increases to our bad debt reserve and legal fees, primarily related to the acquisition of Computer Weekly.
Restructuring Charge. The restructuring charge was for redundancy costs related to the Computer Weekly acquisition.
Depreciation and Amortization of Intangible Assets. The slight increase in depreciation expense is related to our increased fixed asset base, primarily as a result of leasehold improvements associated with our move to the new corporate headquarters on March 1, 2010, as well as continued investment in internal-use software development costs and computer equipment. The decrease in amortization of intangible assets expense was primarily attributable to certain intangible assets becoming fully amortized during 2010, partially offset by amortization on newly acquired intangible assets.
Interest Income, Net. The decrease in interest income, net primarily reflects our lower cash balances in the three months ended June 30, 2011 as compared to the same period in 2010 resulting from the completed tender offer in the fourth quarter of 2010.
Provision for Income Taxes. Our effective tax rate was 49% and 70% for the three months ended June 30, 2011 and 2010, respectively. For the three months ended June 30, 2011, we calculated the provision for income taxes using a forecasted tax rate for the year ended December 31, 2011. For the three months ended June 30, 2010, due to net operating losses, we calculated the benefit from income taxes using a period-to-date approach.
Comparison of Six Months Ended June 30, 2011 and 2010
Revenues

	Six Months Ended June 30,
			Increase	Percent
	2011	2010	(Decrease)	Change
	($ in thousands)
Revenues:
Online	$44,531	$39,187	$5,344	14%
Events	6,137	6,929	(792)	(11)

Total revenues	$50,668	$46,116	$4,552	10%

Online. The increase in online revenue was primarily attributable to a $4.5 million increase in lead generation offerings, primarily due to an increase in sponsorship and white paper sales volumes. Branding revenues also increased by $1.0 million, due primarily to an increase in banner sales volume.
Events. The decrease in events revenue is consistent with our stated focus on reducing overall events volume in the first half of 2011 to focus on those events that we deem most profitable as well as the timing of a major multi-day conference held in the first half of 2010 that will be held in the third quarter of 2011.
Cost of Revenues and Gross Profit

	Six Months Ended June 30,
			Increase	Percent
	2011	2010	(Decrease)	Change
	($ in thousands)
Cost of revenues:
Online	$11,326	$10,122	$1,204	12%
Events	2,119	2,311	(192)	(8)

Total cost of revenues	$13,445	$12,433	$1,012	8%

Gross profit	$37,223	$33,683	$3,540	11%

Gross profit percentage	73%	73%
Cost of Online Revenues. The increase in cost of online revenues was primarily attributable to a $0.8 million increase in hosting and production costs, primarily related to increased international partner activity and freelancer costs, and a $0.5 million increase in payroll-related expenses due to increased headcount.
Cost of Events Revenues. Cost of events revenues decreased in the first half of the year as compared to the same period a year ago, primarily due to decreases in compensation and variable direct costs as a result of lower revenues.
Gross Profit. Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. Gross profit for the first half of 2011 and 2010 was 73%. The increase in online gross profit was $4.1 million, attributable to the increase in online revenue offset by increases in hosting and production and compensation costs as compared to the first half of 2010. Events gross profit decreased by $0.6 million, primarily as a result of the lower events revenues. Because the majority of our costs are labor-related, we expect our gross profit to fluctuate from period to period depending on the total revenues for the period, as well as the relative contribution of online and events revenues to our total revenues.
Operating Expenses and Other

	Six Months Ended June 30,
			Increase	Percent
	2011	2010	(Decrease)	Change
	($ in thousands)
Operating expenses:
Selling and marketing	$18,815	$18,831	$(16)	(0)%
Product development	3,816	4,535	(719)	(16)
General and administrative	7,257	8,104	(847)	(10)
Restructuring charge	384	—	384	—
Depreciation	1,309	1,167	142	12
Amortization of intangible assets	2,075	2,275	(200)	(9)

Total operating expenses	$33,656	$34,912	$(1,256)	(5)%

Interest income, net	$12	$191	$(179)	(94)%

Provision for income taxes	$1,836	$856	$980	114%

Selling and Marketing. Selling and marketing expenses decreased slightly in the first half of 2011 as compared with the first half of 2010. Stock-based compensation decreased $1.2 million due to the accelerated vesting of performance-based awards as well as the completion of vesting of certain equity awards in the first half of 2010. This decrease was offset in part by a $0.8 million increase in compensation and related benefits costs due to increased headcount, including hiring expenses and the use of temporary help during the recruitment process, and a $0.3 million increase in facilities and employee-related costs related primarily to international expansion.
Product Development. The decrease in product development expense was primarily due to a $0.4 million reduction in payroll related costs due to reduced headcount, a $0.1 million reduction in consulting costs and a $0.1 million reduction in stock-based compensation, primarily due to the accelerated vesting of performance-based awards as well as the completion of vesting of certain equity awards in the second quarter of 2010.
General and Administrative. The decrease in general and administrative expense was primarily attributable to a $1.3 million reduction in stock-based compensation, primarily due to the accelerated vesting of performance-based awards as well as the completion of vesting of certain equity awards in the first half of 2010 and a $0.5 million decrease in audit and compliance fees. These decreases were offset in part by a $0.3 million increase in personnel-related costs, including hiring expenses and the use of consultants during the recruitment process, a $0.2 million increase to our bad debt reserve, a $0.3 million increase in legal fees, primarily related to acquisitions and a $0.2 million accrual recorded for a net worth tax liability related to TechTarget Securities Corporation’s tax status for the current period (see note 9 to our consolidated financial statements for additional information).
Restructuring Charge. The restructuring charge was for redundancy costs related to the Computer Weekly acquisition.
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
Interest Income, Net. The decrease in interest income, net primarily reflects our lower cash balances in the six months ended June 30, 2011 as compared to the same period in 2010 resulting from the completed tender offer in the fourth quarter of 2010.
Provision for Income Taxes. Our effective tax rate was 51% and (82%) for the six months ended June 30, 2011 and 2010, respectively. The provision for income taxes for the six months ended June 30, 2011 includes a discrete tax expense of $75,000 related to a state tax assessment for a prior period. Our effective tax rate excluding the discrete tax expense was 50% for the six months ended June 30, 2011. The change in the effective tax rate excluding the discrete tax expense was as a result of applying the provision of ASC 740, Income Taxes, as it relates to interim periods. For the six months ended June 30, 2011, we calculated the provision for income taxes using a forecasted tax rate for the year ended December 31, 2011. For the six months ended June 30, 2010, due to net operating losses, we calculated the benefit from income taxes using a period-to-date approach.
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

Liquidity and Capital Resources
Resources
We believe that our existing cash and cash equivalents, investments, cash flow from operating activities and available bank borrowings will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion internationally, future acquisitions we might undertake, and the expansion into complementary businesses. To the extent that our cash and cash equivalents and cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more additional acquisitions of businesses.

	June 30,	December 31,
	2011	2010
	($ in thousands)

Cash, cash equivalents and investments	$54,385	$50,134

Accounts receivable, net	$28,961	$24,678

Cash, Cash Equivalents and Investments
Our cash, cash equivalents and investments at June 30, 2011 were held for working capital purposes and were invested primarily in money market accounts and municipal bonds. We do not enter into investments for trading or speculative purposes. At June 30, 2011, we held long-term investments of $22.1 million in instruments not exceeding maturities of eighteen months. Due to the liquidation of investments in the fourth quarter of 2010 in connection with the Company’s tender offer, no amounts were invested in long-term instruments at December 31, 2010.
Accounts Receivable, Net
Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our service delivery and billing activity, cash collections, and changes to our allowance for doubtful accounts. We use days’ sales outstanding, or DSO, as a measurement of the quality and status of our receivables. We define DSO as net accounts receivable divided by total revenue for the applicable period, multiplied by the number of days in the applicable period. DSO was 93 days for the quarter ended June 30, 2011 and 84 days at December 31, 2010.
Cash Flows

	Six Months Ended
	June 30,
	2011	2010
	($ in thousands)
Net cash provided by operating activities	$7,361	$845

Net cash used in investing activities(1)	$(4,363)	$(5,068)

Net cash provided by financing activities	$1,577	$394

(1)	Cash used in investing activities is shown net of investment activity of $15.3 million and $1.5 million for the six months ended June 30, 2011 and 2010, respectively.
Operating Activities
Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, the provision for bad debt, stock-based compensation, deferred income taxes, and the effect of changes in working capital and other activities. Cash provided by operating activities for the six months ended June 30, 2011 was $7.4 million compared to $0.8 million in the six months ended June 30, 2010. The increase in cash provided by operating activities was primarily a result of changes in operating assets and liabilities of $(1.7) million in the first half of 2011 compared to $(7.7) million in the first half of 2010. The change in operating assets and liabilities was primarily caused by a $4.3 million increase in accounts receivable during the first half of 2011 compared to an increase of $9.6 million during the first half of 2010 and a $2.0 million increase in deferred revenue during the first half of 2011 compared to an increase of $0.4 million in the first half of 2010. The change in accounts receivable is primarily caused by an increase in unbilled during the six months ended June 30, 2010 due to the timing of annual billing cycles with some of our larger customers. The change in deferred revenue is primarily due to increased advanced billings during the six months ended June 30, 2011. Cash provided by operations also increased because of an increase in net income of $1.7 million in the first half of 2011 compared with a net loss of $1.9 million in the first half of 2010, offset in part by a decrease in non-cash stock-based compensation from $6.6 million in 2010 to $3.9 million in 2011 due to the accelerated vesting of performance-based awards in 2010.

Investing Activities
Cash used in investing activities in the six months ended June 30, 2011, net of investment activity, was $2.4 million for the purchase of property and equipment made up primarily of website development costs, computer equipment and related software and internal-use development costs. Cash investment of $2.0 million was also made for the websites, product offerings and events associated with Computer Weekly and its sister channel-targeted brand, MicroScope, from Reed Business Information Limited in April 2011.
Equity Financing Activities
We received proceeds from the exercise of stock options in the amounts of $1.1 million and $0.3 million in the six months ended June 30, 2011 and 2010, respectively.
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
The Revolving Credit Facility matures on August 30, 2011. Unless earlier payment is required by an event of default, all principal and unpaid interest will be due and payable on August 30, 2011. At our option, the Revolving Credit Facility bears interest at either the Prime Rate less 1.00% or the London Interbank Offered Rate (“LIBOR”) plus the applicable LIBOR margin. The applicable LIBOR margin is based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters. As of June 30, 2011, the applicable LIBOR margin, which was the operative rate during the six months ended June 30, 2011, was 1.25%.
We are also required to pay an unused line fee on the daily unused amount of our Revolving Credit Facility at a per annum rate based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters. As of June 30, 2011, unused availability under the Revolving Credit Facility totaled $3.5 million and the per annum unused line fee rate was 0.20%.
Borrowings under the Credit Agreement are collateralized by a security interest in substantially all of our assets. Covenants governing the Credit Agreement include the maintenance of certain financial ratios. At June 30, 2011 we were in compliance with all covenants under the Credit Agreement.
We are currently in negotiations to renew our Revolving Credit Facility when it becomes due.
At June 30, 2011 and December 31, 2010 there was no amount outstanding under this revolving loan agreement. There is a $1.5 million standby letter of credit related to our corporate headquarters lease that is outstanding at June 30, 2011, bringing our available borrowings on the $5.0 million facility to $3.5 million.
Capital Expenditures
We have made capital expenditures primarily for computer equipment and related software needed to host our websites, internal-use software development costs, as well as for leasehold improvements and other general purposes to support our growth. Our capital expenditures totaled $2.4 million and $3.3 million for the six months ended June 30, 2011 and 2010, respectively. A majority of our capital expenditures in the first half of 2011 were internal-use development costs and, to a lesser extent, computer equipment and related software. A majority of our capital expenditures for the first half of 2010 were leasehold improvements for our new corporate headquarters, which we occupied beginning on March 1, 2010, as well as website development costs, computer equipment and related software, and internal-use development costs. We are not currently party to any purchase contracts related to future capital expenditures.

Contractual Obligations and Commitments
As of June 30, 2011, our principal commitments consist of obligations under leases for office space. The offices are leased under noncancelable operating lease agreements that expire through March 2020. The following table sets forth our commitments to settle contractual obligations in cash as of June 30, 2011:

	Payments Due By Period
		Less than			More than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	($ in thousands)
Operating leases	$29,584	$4,091	$6,752	$6,412	$12,329

At June 30, 2011, we had an irrevocable standby letter of credit outstanding in the aggregate amount of $1.5 million. This letter of credit supports the lease we entered into in 2009 for our corporate headquarters. This letter of credit, subject to certain reductions, extends annually through February 28, 2020 unless notification of termination is received.
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
Foreign Currency Exchange Risk
Our subsidiary, TechTarget Limited, was established in July 2006 and is located in London, England. In August 2010, our Hong Kong subsidiary, TechTarget (HK) Limited, was formed in order to facilitate our activities in Asia-Pac. We also have a branch office in India and a VIE in Beijing, China. As of June 30, 2011, most of our international agreements have been denominated in U.S. dollars and aggregate foreign currency payments made by us through these entities have not been significant. We currently believe our exposure to foreign currency exchange rate fluctuations is financially immaterial and therefore have not entered into foreign currency hedging transactions. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in the future.
Interest Rate Risk
At June 30, 2011, we had cash, cash equivalents and investments totaling $54.4 million. These amounts were invested primarily in money market accounts and municipal bonds. The cash, cash equivalents and investments were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.
Our exposure to market risk also relates to the amount of interest expense we must pay under our revolving credit facility. The advances under this credit facility bear a variable rate of interest determined as a function of the lender’s prime rate or LIBOR. At June 30, 2011, there were no amounts outstanding under our revolving credit facility.

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
Changes in Internal Control over Financial Reporting
Except for changes in connection with the remediation plan subsequent to December 31, 2010 of the material weakness described above, there were no changes in the Company’s internal control over financial reporting that occurred during the six months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
The primary source of our revenues is the sale of advertising to our customers. Our advertising revenues accounted for approximately 99% of our total revenues for the six months ended June 30, 2011. We believe that advertising spending on the Internet, as in traditional media, fluctuates significantly as a result of a variety of factors, many of which are outside of our control. These factors include:
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
The continuing general economic, business or industry conditions may continue to adversely affect the business of the Company, as well as our ability to forecast financial results.
The domestic and international economies continue to experience ongoing instability and inconsistent, unpredictable growth. This period of instability has been magnified by factors including changes in the availability of credit, decreased business and consumer confidence and continuing high unemployment. These and other macro-economic conditions,, have contributed to increased volatility and diminished expectations for the global economy and expectations of future global economic growth. If the economic climate in the U.S. and abroad does not improve or deteriorates, our customers or potential customers could reduce or delay their purchases of our offerings, which would adversely impact our revenues and our ability to sell our offerings, collect customer receivables and, ultimately, our profitability. Additionally, future economic conditions currently continue to have a high degree of inherent uncertainty. As a result, it continues to be difficult to estimate the level of growth or contraction for the economy as a whole, as well as for the various sectors of the economy, such as the IT market. Because all components of our budgeting and forecasting are dependent upon estimates of growth or contraction in the IT market and demand for our offerings, the prevailing economic uncertainties continue to render accurate estimates of future income and expenditures very difficult to make. We cannot predict the effect or duration of current economic conditions or the duration or strength of an economic recovery, worldwide or in the IT industry. Further adverse changes may occur as a result of soft global, domestic or regional economic conditions, wavering consumer confidence, unemployment, declines in stock markets, or other factors affecting economic conditions generally. These changes may negatively affect the sales of our offerings, increase exposure to losses from bad debts, increase the cost and decrease the availability of financing, or increase the risk of loss on investments.
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
We compete for potential advertisers with a number of different types of offerings and companies, including: broad-based media outlets, such as television, newspapers and business periodicals that are designed to reach a wide audience; general purpose portals and search engines; and offline and online offerings of media companies that produce content specifically for IT professionals, including International Data Group, United Business Media, QuinStreet, CNet and Ziff Davis Enterprise. Advertisers may choose our competitors over us not only because they prefer our competitors’ online and events offerings to ours, but also because advertisers prefer to utilize other forms of advertising offered by our competitors that are not offered by us and/or to diversify their advertising expenditures. Although less than 9% of our revenues for the six months ended June 30, 2011 were derived from advertisers located outside of North America, as we continue to expand internationally, as we did in 2008 by commencing operations of our own websites in the United Kingdom, in 2009 in India and Spain, in 2010 operating in both China and Australia and, most recently by acquiring the Computer Weekly and Microscope properties from Reed Business Information Limited in the UK in April 2011, we expect to compete with many of the competitors mentioned above, as well as with established media companies based in particular countries or geographical regions. Many of these foreign-based media companies will be larger than we are and will have established relationships with local advertisers. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. As a result, we could lose market share to our competitors in one or more of our businesses and our revenues could decline.

We depend upon Internet search engines to attract a significant portion of the users who visit our websites, and if we were listed less prominently in search result listings, our business and operating results would be harmed.
We derive a significant portion of our website traffic from users who search for IT purchasing content through Internet search engines, such as Google, MSN, Bing and Yahoo! A critical factor in attracting users to our websites is whether we are prominently displayed in response to an Internet search relating to IT content. Search result listings are determined and displayed in accordance with a set of formulas or algorithms developed by the particular Internet search engine. The algorithms determine the order of the listing of results in response to the user’s Internet search. From time to time, as Google did in February of this year, search engines revise their algorithms. In some instances, these modifications may cause our websites to be listed less prominently in unpaid search results, which will result in decreased traffic from search engine users to our websites. Our websites may also become listed less prominently in unpaid search results for other reasons, such as search engine technical difficulties, search engine technical changes and changes we make to our websites. In addition, search engines have deemed the practices of some companies to be inconsistent with search engine guidelines and have decided not to list their websites in search result listings at all. If we are listed less prominently or not at all in search result listings for any reason, the traffic to our websites likely will decline, which could harm our operating results. If we decide to attempt to replace this traffic, we may be required to increase our marketing expenditures, which also could harm our operating results.
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
Our success depends on our ability to attract, hire and retain at commercially reasonable rates qualified technical, editorial, sales and marketing, customer support, financial and accounting and other managerial personnel. The competition for personnel in the industries in which we operate is intense. Our personnel may terminate their employment at any time for any reason. Loss of personnel may also result in increased costs for replacement hiring and training. If we fail to attract and hire new personnel or retain and motivate our current personnel, we may not be able to operate our businesses effectively or efficiently, serve our customers properly or maintain the quality of our content and services. In particular, our success depends in significant part on maintaining and growing an effective sales force. This dependence involves a number of challenges, including:
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
Our success and ability to compete are dependent in part on the strength of our proprietary rights, on the goodwill associated with our trademarks, trade names and service marks, and on our ability to use U.S. and foreign laws to protect them. Our intellectual property includes, among other things, our original content, our editorial features, logos, brands, domain names, the technology that we use to deliver our services, the various databases of information that we maintain and make available by license, and the appearances of our websites. We claim common law protection on certain names and marks that we have used in connection with our business activities. Although we have applied for and obtained registration of some of our marks in countries outside of the United States where we do business, we have not been able to obtain registration of all of our key marks in such jurisdictions, in some cases due to prior registration or use by third parties employing similar marks. In addition to U.S. and foreign laws, we rely on confidentiality agreements with our employees and third parties and protective contractual provisions to safeguard our intellectual property. Policing our intellectual property rights worldwide is a difficult task, and we may not be able to identify infringing users. We cannot be certain that third party licensees of our content will always take actions to protect the value of our proprietary rights and reputation. Intellectual property laws and our agreements may not be sufficient to prevent others from copying or otherwise obtaining and using our content or technologies. In addition, others may develop non-infringing technologies that are similar or superior to ours. In seeking to protect our marks, copyrights, domain names and other proprietary rights, or in defending ourselves against claims of infringement that may be with or without merit, we could face costly litigation and the diversion of our management’s attention and resources. These claims could result in the need to develop alternative trademarks, content or technology or to enter into costly royalty or licensing agreements, which could have a material adverse effect on our business, results of operations and financial condition. We may not have, in all cases, conducted formal evaluations to confirm that our technology and services do not or will not infringe upon the intellectual property rights of third parties. As a result, we cannot be certain that our technology, offerings, services or online content do not or will not infringe upon the intellectual property rights of third parties. If we were found to have infringed on a third party’s intellectual property rights, the value of our brands and our business reputation could be impaired, and our business could suffer.

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
We collect information from our users who register on our websites or for services, or respond to surveys. Subject to each user’s permission (or right to decline, which we refer to as an “opt-out”, a practice that may differ based on the applicable regulatory requirements of different countries’ laws), we may use this information to inform our users of services that they have indicated may be of interest to them. We may also share this information with our advertising clients for registered members who have elected to receive additional promotional materials and have granted us permission to share their information with third parties. We also collect information on our registered members and users based on their activity on our sites. The U.S. federal and various state governments have adopted or proposed limitations on the collection, distribution and use of personal information of Internet users. Additionally, several foreign jurisdictions, including the European Union, the United Kingdom and Canada, have adopted legislation (including directives or regulations) that may increase the requirements for collecting, or limit our collection and use of, information from Internet users in these jurisdictions. In addition, growing public concern about privacy, data security and the collection, distribution and use of personal information has led to self-regulation of these practices by the Internet advertising and direct marketing industry, and to increased federal and state regulation. Because many of the proposed laws or regulations are in their early stages, we cannot yet determine the impact these regulations may have on our business over time. Although, to date, our efforts to comply with applicable federal and state laws and regulations have not hurt our business, additional, more burdensome laws or regulations, including more restrictive consumer privacy and data security laws, could be enacted or applied to us or our customers. Such laws or regulations could impair our ability to collect user information that helps us to provide more targeted advertising to our users and detailed lead data to our advertising clients, thereby impairing our ability to maintain and grow our audience and maximize advertising revenue from our clients. Additionally, the U.S. Federal Trade Commission (the “FTC”) and many state attorneys general are applying federal and state consumer protection laws to require that the online collection, use and dissemination of data, and the presentation of Web site content, comply with certain standards for notice, choice, security and access. Courts may also adopt these developing standards. In many cases, the specific limitations imposed by these standards are subject to interpretation by courts and other governmental authorities. In addition, on December 20, 2007, the FTC published for public comment proposed principles to address consumer privacy issues that may arise from so-called “behavioral targeting” (i.e. the tracking of a user’s online activities in order to deliver advertising tailored to his or her interests) and to encourage industry self-regulation. On February 12, 2009, following public comment, the FTC released a Staff Report with its revised principles for self-regulation of behavioral targeting. Although the FTC currently appears to be less concerned with “first-party” behavioral and contextual advertising (each being the type of behavioral targeting activities in which we are currently primarily engaged) than other types of behavioral targeting that include the storage of more potentially sensitive, data or that collects information outside of the “traditional Web site context” (such as through a mobile device or by an ISP), the FTC has stated that it will continue to evaluate self-regulatory programs. Further, through preliminary staff reports published in October and December, 2010, the FTC indicated that it is considering regulations regarding behavioral targeting which may include implementation of a more rigorous opt-in regime. An opt-in policy would prohibit businesses from collecting and using information obtained through behavioral targeting activities from individuals who have not voluntarily consented. Among other things, the implementation of an opt-in regime could require substantial technical support and negatively impact the market for our services. Prompted by the FTC reports, several legislators have introduced various online consumer privacy bills that would provide the FTC with the rulemaking authority it currently lacks to establish standards for an online mechanism to prohibit the collection of certain information. Additionally, Senators John McCain (R-Az.) and John Kerry (D-Mass.) introduced a “Commercial Privacy Bill of Rights” on April 12, 2011, creating an “online privacy bill of rights,” which will require companies to seek an individual’s permission to collect sensitive personally identifiable information. The bill also requires that companies allow individuals to opt-out of unauthorized use of covered information. A few states have also introduced legislation that, if enacted, would restrict or prohibit behavioral advertising within the state. In the absence of a federal law pre-empting their enforcement, such state legislation would likely have the practical effect of regulating behavioral advertising nationwide because of the difficulties behind implementing state-specific policies or identifying the location of a particular user. In the event of additional legislation in this area, our ability to effectively target our users may be limited. We believe that we are in compliance with applicable consumer protection laws that apply to us, but a determination by a state or federal agency or court that any of our practices do not meet these regulations could create liability to us, result in adverse publicity and affect negatively our businesses. New interpretations of these standards could also require us to incur additional costs and restrict our business operations. In addition, several foreign governmental bodies, including the European Union, the United Kingdom and Canada have regulations dealing with the collection and use of personal information obtained from their citizens, some of which we have become subject to as a result of the expansion of our business internationally. Regulations in these territories have focused on the collection, use, disclosure and security of information that may be used to identify or that actually identifies an individual, such as an email address or a name. Further, within the European Union, certain member state data protection authorities regard IP addresses as personal information, and legislation adopted recently in the European Union requires informed consent for the placement of a cookie on a user device. We believe that we are in material compliance with such regulations as applicable to us, however, such regulations and laws may be modified and new laws may be enacted in the future. Any such developments (or developments stemming from enactment or modification of other laws) or the failure to anticipate accurately the application or interpretation of these laws could create liability to us, result in adverse publicity and affect negatively our businesses.
U.S. and European lawmakers and regulators recently have expressed concern over the use of third party cookies or web beacons for the purpose of online behavioral advertising and efforts to address these uses may result in broader requirements that would apply to research activities, including understanding our user’s Internet usage. Such actions may have a chilling effect on businesses that collect or use online usage information generally or substantially increase the cost of maintaining a business that collects or uses online usage information, increase regulatory scrutiny and increase the potential of class action lawsuits. In response to marketplace concerns about the usage of third party cookies and web beacons to track user behaviors, the major browsers have enabled features that allow the user to limit the collection of certain data. These developments could impair our ability to collect user information that helps us provide more targeted advertising to our users. Microsoft’s Internet Explorer 9 contains a tracking protection device that allows users to create lists of websites with which they do not wish to share personal information. If a user lists our websites in a no-tracking list, we will not be able to collect online activity data about the user. Internet Explorer 9 also includes Do Not Track headers, which allow users to configure their browsers to send a header to every website that transmits a user’s preferences not to be tracked. Mozilla’s Firefox 4 Beta web browser contains a similar “Do Not Track” mechanism. Google’s Chrome browser also allows users to opt-out of ad-tracking cookies. In the event users implement these developments, they have the potential to negatively affect our business.
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
In the course of our operating history, we have acquired assets and businesses. Some of our acquisitions have resulted in the recording of a significant amount of goodwill and/or intangible assets on our financial statements. We had approximately $103.1 million of goodwill and net intangible assets as of June 30, 2011. The goodwill and/or intangible assets were recorded because the fair value of the net tangible assets acquired was less than the purchase price. We may not realize the full value of the goodwill and/or intangible assets. As such, we evaluate goodwill and other intangible assets with indefinite useful lives for impairment on an annual basis or more frequently if events or circumstances suggest that the asset may be impaired. We evaluate other intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. If goodwill or other intangible assets are determined to be impaired, we will write off the unrecoverable portion as a charge to our earnings. If we acquire new assets and businesses in the future, as we intend to do, we may record additional goodwill and/or intangible assets. The possible write-off of the goodwill and/or intangible assets could negatively impact our future earnings and, as a result, the market price of our common stock could decline.

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
If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. A large portion of our outstanding shares of common stock are held by our officers, directors and significant stockholders. Two of the largest percentages of our shares are owned by venture capital funds, which are typically structured to have a finite life. As these venture capital funds approach or pass the respective terms of the fund, the decision to sell or hold our stock may be based not only on the underlying investment merits of our stock, but also on the requirements of their internal fund structure. Our directors, executive officers and significant stockholders beneficially own approximately 23 million shares of our common stock, which represents 61% of our shares outstanding as of June 30, 2011. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline substantially.

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

TECHTARGET, INC (Registrant)
Date: August 9, 2011	By:	/s/ GREG STRAKOSCH
Greg Strakosch, Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2011	By:	/s/ JEFFREY WAKELY
Jeffrey Wakely, Chief Financial Officer and Treasurer
(Principal Accounting and Financial Officer)

Exhibit Index

Exhibit No.		Description of Exhibit

31.1		Certification of Greg Strakosch, Chief Executive Officer of TechTarget, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, dated August 9, 2011.
31.2		Certification of Jeffrey Wakely, Chief Financial Officer and Treasurer of TechTarget, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, dated August 9, 2011.
32.1
Certifications of Greg Strakosch, Chief Executive Officer of TechTarget, Inc. and Jeffrey Wakely, Chief Financial Officer and Treasurer of TechTarget, Inc. pursuant to 18 U.S.C. Section 1350, dated August 9, 2011.

101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.