Form 10-Q
period 2011-09-30
TechTarget Inc
filed 2011-11-09
CIK 1293282

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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
(Former name, former address and formal fiscal year, if changed since last report): Not applicable
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had 38,549,094 shares of Common Stock, $0.001 par value per share, outstanding as of October 31, 2011.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
TECHTARGET, INC.
Consolidated Balance Sheets
(In thousands, except share data)

	September 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,301	$32,584
Short-term investments	21,148	17,550
Accounts receivable, net of allowance for doubtful accounts of $1,185 and $1,026 as of September 30, 2011 and December 31, 2010, respectively	27,100	24,678
Prepaid expenses and other current assets	2,000	1,021
Deferred tax assets	1,245	729

Total current assets	76,794	76,562
Property and equipment, net	7,836	6,235
Long-term investments	9,844	—
Goodwill	92,528	92,382
Intangible assets, net of accumulated amortization	9,336	10,469
Deferred tax assets	7,907	7,985
Other assets	207	125

Total assets	$204,452	$193,758

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,662	$3,797
Accrued expenses and other current liabilities	3,812	2,181
Accrued compensation expenses	1,006	1,979
Income taxes payable	—	226
Deferred revenue	7,948	6,603

Total current liabilities	16,428	14,786
Long-term liabilities:
Other liabilities	4,471	5,112

Total liabilities	20,899	19,898
Commitments and contingencies (Note 9)	—	—
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 43,660,157 shares issued and 37,802,279 shares outstanding at September 30, 2011 and 42,901,926 shares issued and 37,044,048 shares outstanding at December 31, 2010	44	43
Treasury stock	(35,343)	(35,343)
Additional paid-in capital	253,137	246,080
Accumulated other comprehensive (loss) income	(64)	5
Accumulated deficit	(34,221)	(36,925)

Total stockholders’ equity	183,553	173,860

Total liabilities and stockholders’ equity	$204,452	$193,758

See accompanying notes.

TECHTARGET, INC.
Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)
Revenues:
Online	$21,763	$18,878	$66,294	$58,065
Events	4,129	3,123	10,266	10,052

Total revenues	25,892	22,001	76,560	68,117
Cost of revenues:
Online(1)	5,547	4,921	16,873	15,043
Events(1)	1,488	1,149	3,607	3,459

Total cost of revenues	7,035	6,070	20,480	18,502

Gross profit	18,857	15,931	56,080	49,615
Operating expenses:
Selling and marketing(1)	10,182	8,984	28,997	27,815
Product development(1)	1,874	2,087	5,690	6,623
General and administrative(1)	3,105	3,567	10,362	11,671
Restructuring charge	—	—	384	—
Depreciation	692	592	2,001	1,759
Amortization of intangible assets	955	1,126	3,030	3,401

Total operating expenses	16,808	16,356	50,464	51,269
Operating income (loss)	2,049	(425)	5,616	(1,654)
Interest income, net	20	79	32	270

Income (loss) before provision for income taxes	2,069	(346)	5,648	(1,384)
Provision for income taxes	1,106	266	2,942	1,122

Net income (loss)	$963	$(612)	$2,706	$(2,506)

Net income (loss) per common share:
Basic	$0.03	$(0.01)	$0.07	$(0.06)

Net income (loss) per common share:
Diluted	$0.02	$(0.01)	$0.07	$(0.06)

Weighted average common shares outstanding:
Basic	38,511	43,209	38,261	42,878

Weighted average common shares outstanding:
Diluted	40,008	43,209	40,578	42,878

(1) Amounts include stock-based compensation expense as follows:

Cost of online revenues	$65	$(38)	$197	$136
Cost of events revenues	22	23	64	69
Selling and marketing	1,149	1,708	3,389	5,172
Product development	111	104	317	420
General and administrative	361	785	1,687	3,369
See accompanying notes.

TECHTARGET, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended
	September 30,
	2011	2010
	(Unaudited)
Operating Activities:
Net income (loss)	$2,706	$(2,506)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,031	5,160
Provision for bad debt	286	74
Amortization of investment premiums	648	1,214
Stock-based compensation expense	5,654	9,166
Deferred tax benefit	(891)	(1,805)
Excess tax benefit — stock options	(708)	(211)
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	(2,491)	(6,266)
Prepaid expenses and other current assets	(977)	506
Other assets	(82)	8
Accounts payable	(133)	(120)
Income taxes payable	478	1,260
Accrued expenses and other current liabilities	1,580	(472)
Accrued compensation expenses	(973)	539
Deferred revenue	1,085	111
Other liabilities	(641)	1,936

Net cash provided by operating activities	10,572	8,594
Investing activities:
Purchases of property and equipment, and other assets	(3,596)	(4,041)
Purchases of investments	(31,436)	(38,256)
Proceeds from sales and maturities of investments	17,370	37,545
Acquisition of businesses	(2,049)	(1,790)

Net cash used in investing activities	(19,711)	(6,542)
Financing activities:
Excess tax benefit—stock options	708	211
Proceeds from exercise of stock options	1,148	663

Net cash provided by financing activities	1,856	874
Net (decrease) increase in cash and cash equivalents	(7,283)	2,926
Cash and cash equivalents at beginning of period	32,584	20,884

Cash and cash equivalents at end of period	$25,301	$23,810

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—

Cash paid for taxes	$3,601	$1,341

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
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, which include KnowledgeStorm, Inc., Bitpipe, Inc., TechTarget Securities Corporation, TechTarget Limited and TechTarget (HK) Limited (“TTGT HK”). KnowledgeStorm, Inc. and Bitpipe, Inc. are leading websites providing in-depth vendor generated content targeted toward corporate IT professionals. TechTarget Securities Corporation is a Massachusetts Securities Corporation incorporated in 2004. TechTarget Limited is a subsidiary doing business principally in the United Kingdom. TechTarget (HK) Limited is a subsidiary incorporated in Hong Kong in August 2010 in order to facilitate the Company’s activities in Asia-Pac. Additionally, as of October 1, 2010, through its wholly-owned subsidiary, TTGT HK, the Company effectively controls a variable interest entity (“VIE”), Keji Wangtuo Information Technology Co., Ltd, (“KWIT”), which was incorporated under the laws of the People’s Republic of China (“PRC”) on November 27, 2007.
PRC laws and regulations prohibit or restrict foreign ownership of Internet-related services and advertising businesses. To comply with these foreign ownership restrictions, the Company operates its websites and provides online advertising services in the PRC through this VIE. The Company has entered into certain exclusive agreements with the VIE and its shareholders through TTGT HK, which obligate TTGT HK to absorb the risk of loss from the VIE’s activities and entitles TTGT HK to receive their residual returns. In addition, the Company has entered into certain agreements with the authorized parties through TTGT HK, including Management and Consulting Services, Voting Proxy, Equity Pledge and Option Agreements.
Based on these contractual arrangements, the Company consolidates the VIE as required by Accounting Standards Codification (“ASC”) subtopic 810-10 (“ASC 810-10”), Consolidation: Overall, because the Company holds all the variable interests of the VIE through TTGT HK, which is the primary beneficiary of the VIE. Despite the lack of technical majority ownership, there exists a parent-subsidiary relationship between the Company and the VIE through the aforementioned agreements, whereby the equity holders of the VIEs effectively assigned all of their voting rights underlying their equity interest in the VIE to TTGT HK. In addition, through the other aforementioned agreements, the Company demonstrates its ability and intention to continue to exercise the ability to obtain substantially all of the profits and absorb all of the expected losses of the VIE. All significant intercompany accounts and transactions between the Company, its subsidiaries, and the VIE have been eliminated in consolidation.

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
Reclassifications
In 2011, the Company changed the manner in which it allocates real estate facilities costs to align with actual departmental headcount. Previously, these costs were all included as a part of general and administrative expenses. Amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation. In the three months ended September 30, 2010 this resulted in additional online cost of sales, events cost of sales, sales and marketing and product development expense of $347, $65, $416 and $140, respectively, offset by a decrease in general and administrative expense of $968. In the nine months ended September 30, 2010 this resulted in additional online cost of sales, events cost of sales, sales and marketing and product development expense of $1.1 million, $0.2 million, $1.4 million and $0.5 million, respectively, offset by a decrease in general and administrative expense of $3.2 million.
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
Although each of the Company’s online media offerings can be sold separately, the majority of the Company’s online media sales involve multiple online offerings, which are described in more detail below. During fiscal 2010 and prior, because objective evidence of fair value did not exist for all elements in the Company’s bundled advertising campaigns, no allocation could be made among the various elements, so the Company recognized revenue on all units of accounting ratably over the term of the arrangement. In September 2009, the FASB ratified Accounting Standards Update (“ASU”) 2009-13, Revenue Arrangements with Multiple Deliverables, which updates the existing multiple-element revenue arrangements guidance included in ASC 605-25. ASU 2009-13 requires companies to allocate the overall consideration to each deliverable by using a best estimate of selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third party evidence of selling price. The Company adopted the new standard, beginning on January 1, 2011, on a prospective basis. Because neither vendor-specific objective evidence of fair value nor third party evidence of selling price exists for all elements in the Company’s bundled advertising campaigns, the Company uses an estimated selling price which represents management’s best estimate of the stand-alone selling price of deliverables for each deliverable in an arrangement. The Company uses the relative selling price method to allocate consideration at the inception of the arrangement to each deliverable in a multiple element arrangement. The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of the deliverable’s best estimated selling price. Revenue is then recognized as delivery occurs. For content posted on websites, revenue recognition is generally over the period the content is available.
The Company has concluded that adoption of this standard did not materially affect results in the first nine months of 2011, nor is it expected to materially affect future periods.

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
Online Media. Revenue for specific online media offerings is recognized as follows:
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
Long-lived Assets
Long-lived assets consist primarily of property and equipment, goodwill and other intangible assets. A specifically identified intangible asset must be recorded as a separate asset from goodwill if either of the following two criteria is met: (1) the intangible asset acquired arises from contractual or other legal rights; or (2) the intangible asset is separable. Accordingly, intangible assets consist of specifically identified intangible assets. Goodwill is the excess of any purchase price over the estimated fair market value of net tangible assets acquired.
Goodwill and indefinite-lived intangible assets are not amortized, but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life are amortized over their estimated useful lives, which range from one to nine years, using methods of amortization that are expected to reflect the estimated pattern of economic use, and are reviewed for impairment when events or changes in circumstances suggest that the assets may not be recoverable. The Company performs its annual test of impairment of goodwill as of December 31st of each year and whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. Based on this evaluation, the Company believes that, as of each of the balance sheet dates presented, none of the Company’s goodwill or other long-lived assets was impaired. The Company did not have any intangible assets with indefinite lives as of September 30, 2011 or December 31, 2010.

Internal-Use Software and Website Development Costs
The Company capitalizes costs incurred during the development of its website applications and infrastructure as well as certain costs relating to internal-use software. The estimated useful life of costs capitalized is evaluated for each specific project. Capitalized internal-use software and website development costs are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss shall be recognized only if the carrying amount of the asset is not recoverable and exceeds its fair value. The Company capitalized internal-use software and website development costs of $1.0 million and $0.6 million for the three months ended September 30, 2011 and 2010, respectively, and $2.6 million and $1.6 million for the nine months ended September 30, 2011 and 2010, respectively.
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
Stock-Based Compensation
At September 30, 2011, the Company had two stock-based employee compensation plans which are more fully described in Note 11. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized in the Statement of Operations on a straight-line basis over the vesting period of the award or using the accelerated method if the award is contingent upon performance goals. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock option awards.
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

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS ("ASU 2011-04"), which provides common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands ASC 820 disclosure requirements, particularly for Level 3 fair value measurements. ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011. Early application is prohibited. The Company is currently assessing the potential impact of this standard but does not expect the adoption of the standard to have a material impact on the Company’s consolidated financial statements.
In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which requires entities to present reclassification adjustments included in other comprehensive income on the face of the financial statements and allows entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It also eliminates the option for entities to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. For public companies, ASU 2011-05 is effective for fiscal years (and interim periods within those years) beginning after December 15, 2011, with earlier adoption permitted. ASU 2011-05 impacts disclosure only and, therefore, is not expected to have a material effect on the Company’s consolidated financial statements.
In December 2010, the FASB issued ASC update No. 2010-28, Intangibles-Goodwill and Other (Topic 350), When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts a consensus of the FASB Emerging Issues Task Force, which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The qualitative factors that an entity should consider when evaluating whether it is more likely than not that a goodwill impairment exists are consistent with the existing guidance for determining whether an impairment exists between annual tests. The adoption of this update did not have a material impact on the Company’s financial statements. This update was effective for fiscal periods beginning after December 15, 2010.
In September 2011, the FASB issued ASU 2011-08: Testing for Goodwill Impairment, which amends current goodwill impairment testing guidance by providing entities with an option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 will be effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company is currently assessing the potential impact of this standard but does not expect the adoption of the standard to have a material impact on the Company’s consolidated financial statements.
3. Fair Value Measurements
The Company measures certain financial assets at fair value on a recurring basis, including cash equivalents, and short and long-term investments. The fair value of these financial assets was determined based on three levels of input as follows:
•	Level 1. Quoted prices in active markets for identical assets and liabilities;

•	Level 2. Observable inputs other than quoted prices in active markets; and

•	Level 3. Unobservable inputs.

The fair value hierarchy of the Company’s financial assets and liabilities carried at fair value and measured on a recurring basis is as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
	(Unaudited)
Money market funds(1)	$9,823	$9,823	$—	$—
Short-term investments(2)	21,148	—	21,148	—
Long-term investments(2)	9,844	—	9,844	—

Total	$40,815	$9,823	$30,992	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Money market funds(1)	$23,375	$23,375	$—	$—
Short-term investments(2)	17,550	—	17,550	—

Total	$40,925	$23,375	$17,550	$—

(1)	Included in cash and cash equivalents on the accompanying consolidated balance sheets; valued at quoted market prices in active markets.

(2)	Our short and long-term investments consist of government agency and municipal bonds; their fair value is calculated using an interest rate yield curve for similar instruments.
4. Cash, Cash Equivalents and Investments
Cash and cash equivalents consist of highly liquid investments with maturities of three months or less at date of purchase. Cash equivalents are carried at cost, which approximates their fair market value. Cash and cash equivalents consisted of the following:

	September 30,	December 31,
	2011	2010
	(Unaudited)
Cash	$15,478	$9,209
Money market funds	9,823	23,375

Total cash and cash equivalents	$25,301	$32,584

The Company’s short and long-term investments are accounted for as available for sale securities. These investments are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax. The unrealized gain (loss), net of taxes, was $10 and $(5) as of September 30, 2011 and December 31, 2010, respectively. Realized gains and losses on the sale of these investments are determined using the specific identification method. There were no realized gains or losses during the three or nine months ended September 30, 2011 or 2010.
Short and long-term investments consisted of the following:

	September 30, 2011
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(Unaudited)
Short and long-term investments:
Municipal bonds	$30,976	$27	$(11)	$30,992

Total short and long-term investments	$30,976	$27	$(11)	$30,992

	December 31, 2010
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Short and long-term investments:
Government agency bonds	$2,008	$1	$—	$2,009
Municipal bonds	15,550	2	(11)	15,541

Total short and long-term investments	$17,558	$3	$(11)	$17,550

The Company had eight debt securities in an unrealized loss position at September 30, 2011. All of these securities have been in such a position for less than 12 months; the unrealized loss on those securities was approximately $11 and the fair value was $15.9 million. As of September 30, 2011, the Company does not consider these investments to be other-than-temporarily impaired. All income generated from these investments is recorded as interest income.
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
In connection with this acquisition, the Company’s preliminary allocation of purchase price is approximately $40 of net tangible assets, $147 of goodwill and $1.9 million of intangible assets related to customer relationships, a member database, a non-compete agreement and trade names with estimated useful lives ranging from two to five years.
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

6. Intangible Assets
Intangible assets subject to amortization as of September 30, 2011 and December 31, 2010 consist of the following:

		As of September 30, 2011
	Estimated	Gross
	Useful Lives	Carrying	Accumulated
	(Years)	Amount	Amortization	Net
	(Unaudited)
Customer, affiliate and advertiser relationships	1 - 9	$8,982	$(4,178)	$4,804
Developed websites	3 - 6	5,400	(3,975)	1,425
Trademark, trade name and domain name	1 - 7	1,970	(894)	1,076
Proprietary user information database and Internet traffic	3 - 5	5,222	(3,410)	1,812
Non-compete agreements	1 - 3	547	(328)	219

Total intangible assets		$22,121	$(12,785)	$9,336

		As of December 31, 2010
	Estimated	Gross
	Useful Lives	Carrying	Accumulated
	(Years)	Amount	Amortization	Net
Customer, affiliate and advertiser relationships	1 - 9	$12,879	$(7,654)	$5,225
Developed websites	3 - 6	5,400	(3,300)	2,100
Trademark, trade name and domain name	1 - 7	2,373	(1,526)	847
Proprietary user information database and Internet traffic	3 - 5	5,400	(3,354)	2,046
Non-compete agreements	1 - 3	1,573	(1,322)	251

Total intangible assets		$27,625	$(17,156)	$10,469

Intangible assets are amortized over their estimated useful lives, which range from one to nine years, using methods of amortization that are expected to reflect the estimated pattern of economic use. The remaining amortization expense will be recognized over a weighted-average period of approximately 2.3 years. Amortization expense was $1.0 million and $1.1 million for the three month periods ended September 30, 2011 and 2010, respectively, and $3.0 million and $3.4 million for the nine months ended September 30, 2011 and 2010, respectively. Amortization expense is recorded within operating expenses as the intangible assets consist of customer-related assets and website traffic that the Company considers to be in support of selling and marketing activities. The Company wrote off $7.5 million of fully amortized intangible assets to date in 2011.
The Company expects amortization expense of intangible assets to be as follows:

Amortization
Years Ending December 31:	Expense
(Unaudited)
2011 (October 1st – December 31st)	$946
2012	3,351
2013	1,800
2014	1,405
2015	1,157
Thereafter	677

$9,336

7. Net Income (Loss) Per Common Share
A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per common share is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)
Numerator:
Net income (loss)	$963	$(612)	$2,706	$(2,506)

Denominator:
Basic:
Weighted average shares of common stock outstanding	38,510,512	43,209,433	38,260,943	42,877,631

Diluted:
Weighted average shares of common stock outstanding	38,510,512	43,209,433	38,260,943	42,877,631
Effect of potentially dilutive shares(1)	1,497,772	—	2,316,833	—

Total weighted average shares of common stock outstanding	40,008,284	43,209,433	40,577,776	42,877,631

Net Income (Loss) Per Common Share:
Basic net income (loss) per common share	$0.03	$(0.01)	$0.07	$(0.06)

Net Income (Loss) Per Common Share:
Diluted net income (loss) per common share	$0.02	$(0.01)	$0.07	$(0.06)

(1)	In calculating diluted earnings per share, all shares related to outstanding stock options, unvested restricted stock awards and warrants were excluded for the three and nine months ended September 30, 2010 because they were anti-dilutive due to the Company’s loss position for those periods. Additionally, outstanding stock options and unvested restricted stock awards having an exercise price in excess of the average market value of the Company’s common stock during the respective period were excluded for the three and nine months ended September 30, 2011 because they were anti-dilutive.
8. Credit Facility
The Company’s $5.0 million revolving credit facility was amended in August 2011, extending its term and adjusting certain other financial terms and covenants. Unless earlier payment is required by an event of default, all principal and unpaid interest will be due and payable on August 31, 2016. At the Company’s option, the Revolving Credit Facility (“Credit Agreement”) bears interest at either the prime rate less 1.00% or the London Interbank Offered Rate (“LIBOR”) plus the applicable LIBOR margin. The applicable LIBOR margin is based on the ratio of total funded debt to earnings before interest, other income and expense, income taxes, depreciation, and amortization (“EBITDA”) for the preceding four fiscal quarters. As of September 30, 2011, the applicable LIBOR margin, which was the operative rate during the quarter ended September 30, 2011, was 1.25%.
The Company is also required to pay an unused line fee on the daily unused amount of its Revolving Credit Facility at a per annum rate based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters. As of September 30, 2011, the per annum unused line fee rate was 0.20%.
At September 30, 2011 and December 31, 2010 there were no amounts outstanding under this Credit Agreement. There was a $1.5 million standby letter of credit related to the Company’s corporate headquarters lease that was outstanding at September 30, 2011, bringing our available borrowings on the $5.0 million facility to $3.5 million.
Borrowings under the Credit Agreement are collateralized by a security interest in substantially all assets of the Company. Covenants governing the Credit Agreement include the maintenance of certain financial ratios. At September 30, 2011 the Company was in compliance with all covenants under the Credit Agreement.

9. Commitments and Contingencies
Operating Leases
The Company conducts its operations in leased office facilities under various non-cancelable operating lease agreements that expire through February 2020. Future minimum lease payments under the Company’s non-cancelable operating leases at September 30, 2011 are as follows:

Minimum Lease
Years Ending December 31:	Payments
(Unaudited)
2011 (October 1st – December 31st)	$1,030
2012	4,084
2013	3,170
2014	3,172
2015	3,191
Thereafter	13,957

$28,604

The Company has an irrevocable standby letter of credit outstanding in the aggregate amount of $1.5 million. This letter of credit supports the lease the Company entered into in 2009 for its corporate headquarters. This letter of credit extends, subject to certain reductions, annually through February 28, 2020 unless notification of termination is received.
Net Worth Tax Contingency
In late March 2010, the Company received a letter from the Department of Revenue of the Commonwealth of Massachusetts (the “MA DOR”) requesting documentation demonstrating that TechTarget Securities Corporation (“TSC”), a wholly-owned subsidiary of the Company, has been classified by the MA DOR as a Massachusetts security corporation. Following subsequent correspondence with the MA DOR and a settlement conference on March 22, 2011, the Company received on July 16, 2011 a Notice of Assessment from MA DOR for 2006 and 2007 in the amount of approximately $198 (which amount included all interest and penalties to date) with respect to additional excise taxes on net worth related to TSC. Based on the Company’s previous assessment that it was probable that the MA DOR would require an adjustment to correct TSC’s tax filings such that it will be treated as a Massachusetts business corporation for the applicable years, for the year ended December 31, 2010, the Company recorded a liability of approximately $200, representing its best estimate at that time of the potential net worth tax exposure. The tax benefits available to a Massachusetts security corporation are comprised of (i) lower income tax rate (1.32% vs. 9.5%) and (ii) exemption from the 0.26% excise tax on net worth. On August 17, 2011, the Company filed Applications for Abatement with the MA DOR and intends to continue to dispute the assessment and believes it has meritorious defenses which it intends to vigorously assert. There were no changes to the net worth tax reserve assessment as of September 30, 2011.
Litigation
From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At September 30, 2011 and December 31, 2010, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.
10. Comprehensive Income (Loss)
Comprehensive income (loss) includes all changes in equity during a period, except those resulting from investments by stockholders and distributions to stockholders. For the three and nine months ended September 30, 2011 and 2010 the Company’s comprehensive income (loss) is as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(Unaudited)
Net income (loss)	$963	$(612)	$2,706	$(2,506)
Other comprehensive income (loss):
Unrealized gain (loss) on investments (net of tax effect of $7, $(13), $12 and $(44), respectively)	14	(27)	23	(72)
Unrealized (loss) gain on foreign currency exchange	(8)	3	(92)	(3)

Other comprehensive income (loss)	6	(24)	(69)	(75)

Total comprehensive income (loss)	$969	$(636)	$2,637	$(2,581)

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
In April 2007, the Board approved the 2007 Stock Option and Incentive Plan (the “2007 Plan”), which was approved by the stockholders and became effective upon the consummation of the Company’s IPO in May 2007. Effective upon the consummation of the IPO, no further awards were made pursuant to the 1999 Plan, but any outstanding awards under the 1999 Plan will remain in effect and will continue to be subject to the terms of the 1999 Plan. The 2007 Plan allows the Company to grant ISOs, NSOs, stock appreciation rights, deferred stock awards, restricted stock and other awards. Under the 2007 Plan, stock options may not be granted at less than fair market value on the date of grant, and grants generally vest over a four year period. Stock options granted under the 2007 Plan expire no later than ten years after the grant date. The Company has reserved an aggregate of 2,911,667 shares of common stock for issuance under the 2007 Plan plus an additional annual increase to be added automatically on January 1 of each year, beginning on January 1, 2008, equal to the lesser of (a) 2% of the outstanding number of shares of common stock (on a fully-diluted basis) on the immediately preceding December 31 and (b) such lower number of shares as may be determined by the Company’s compensation committee. The number of shares available for issuance under the 2007 Plan is subject to adjustment in the event of a stock split, stock dividend or other change in capitalization. Generally, shares that are forfeited or cancelled from awards under the 2007 Plan also will be available for future awards. In addition, shares subject to stock options returned to the 1999 Plan, as a result of their expiration, cancellation or termination, are automatically made available for issuance under the 2007 Plan. As of September 30, 2011 a total of 1,342,042 shares were available for grant under the 2007 Plan.
Accounting for Stock-Based Compensation
The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The Company calculated the fair values of the options granted using the following estimated weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)
Expected volatility	79.83%	*	79.41%	78%
Expected term	6.25 years	*	6.25 years	6.25 years
Risk-free interest rate	1.54%	*	1.92%	2.85%
Expected dividend yield	0.00%	*	0.00%	0.00%
Weighted-average grant date fair value per share	$4.39	*	$4.77	$3.89

*	There were no grants during the third quarter of 2010.
As there was no public market for the Company’s common stock prior to the Company’s IPO in May 2007, and limited historical information on the volatility of its common stock since the date of the Company’s IPO, the Company determined the volatility for options granted in the three and nine months ended September 30, 2011 and 2010 based on an analysis of the historical volatility of the Company’s stock and reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using a weighted average of the historical volatility of the Company’s stock and the peer group of companies for a period equal to the expected life of the option. The expected life of options has been determined utilizing the “simplified” method. The risk-free interest rate is based on a zero coupon United States treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero. The Company applied estimated annual forfeiture rates of 3.6% and 2% for the nine months ended September 30, 2011 and 2010, respectively based on its historical forfeiture experience in determining the expense recorded in those periods.

A summary of the stock option activity under the Company’s stock option plan for the nine months ended September 30, 2011 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining
	Options	Exercise Price	Contractual	Aggregate
Year-to-Date Activity	Outstanding	Per Share	Term in Years	Intrinsic Value
	(Unaudited)
Options outstanding at December 31, 2010	7,095,090	$6.41
Granted	40,000	6.84
Exercised	(200,285)	5.73
Forfeited	(51,836)	5.69
Cancelled	(51,000)	9.85

Options outstanding at September 30, 2011	6,831,969	$6.41	4.9	$5,377

Options exercisable at September 30, 2011	5,953,999	$6.45	4.5	$5,146

Options vested or expected to vest at September 30, 2011 (1)	6,764,541	$6.42	4.9	$5,359

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.
During the nine months ended September 30, 2011 and 2010, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $482 and $631, respectively, and the total amount of cash received from exercise of these options was $1,148 and $663, respectively. The total grant date fair value of stock options granted after January 1, 2006 that vested during the nine months ended September 30, 2011 and 2010 was $1.7 million and $4.2 million, respectively.
Restricted Stock Awards
Restricted stock awards are valued at the market price of a share of the Company’s common stock on the date of grant. A summary of the restricted stock award activity under the 2007 Stock Plan for the nine months ended September 30, 2011 is presented below:

		Weighted-Ave.
		Grant Date
		Fair Value	Aggregate Intrinsic
Year-to-Date Activity	Shares	Per Share	Value
	(Unaudited)
Nonvested outstanding at December 31, 2010	2,693,453	$5.92
Granted	85,217	7.27
Vested	(513,839)	4.68
Forfeited	(119,640)	6.98

Nonvested outstanding at September 30, 2011	2,145,191	$5.69	$12,249

The total grant-date fair value of restricted stock awards that vested during the nine months ended September 30, 2011 and 2010 was $2.4 million and $3.5 million, respectively.
12. Stockholders’ Equity
Reserved Common Stock
As of September 30, 2011, the Company has reserved 11,037,452 shares of common stock for options outstanding and available for grant under stock option plans.
Warrants
In connection with an acquisition in May 2000, the Company issued to the seller a warrant to purchase 40,625 shares of common stock at a price of $2.36 per share. In 2007, the seller exercised warrants to purchase 30,981 shares of common stock using the conversion rights in the warrants. As result of the exercise using the conversion rights, the Company issued 26,024 shares of common stock to the seller and cancelled the 4,957 shares received in lieu of payment of the exercise price. In 2008, the seller exercised additional warrants to purchase 8,375 shares of common stock using the conversion rights in the warrants. As a result of the exercise using the conversion rights, the Company issued 6,886 shares of common stock to the seller and cancelled the 1,489 shares received in lieu of payment of the exercise price. The balance of the unexercised portion of the warrant expired in the second quarter of 2010.

13. Income Taxes
The Company’s effective tax rate was 52% and (81)% for the nine months ended September 30, 2011 and 2010, respectively. The provision for income taxes for the nine months ended September 30, 2011 includes a discrete tax expense of $65 related to a state tax assessment for a prior period. The effective tax rate excluding the discrete tax expense was 51% for the nine months ended September 30, 2011. The change in the effective tax rate excluding the discrete tax expense was as a result of applying the provision of ASC 740, Income Taxes, as it relates to interim periods. For the nine months ended September 30, 2011, the Company calculated the provision for income taxes using a forecasted tax rate for the year ended December 31, 2011. For the nine months ended September 30, 2010, due to net operating losses, the Company calculated the provision for income taxes using a period-to-date approach. The Company recognized interest and penalties totaling $21 in income tax expense in the nine months ended September 30, 2011.
For the year ended December 31, 2010, the Company had recorded a tax reserve of approximately $400 for the potential state income tax liability arising from the difference between the income tax rates applicable for security corporations and business corporations in Massachusetts, relating to the matter described in Note 9. In connection with such matter, on July 21, 2011, the Company received a Notice of Assessment from MA DOR for 2006 and 2007 in the amount of approximately $345 (which amount included all interest and penalties to date) with respect to additional income taxes related to TechTarget, Inc. The Company increased the reserve assessment to reflect additional interest accrued through the third quarter of 2011. The balance of the reserve assessment as of September 30, 2011 was $426. On August 17, 2011, the Company filed Applications for Abatement with the MA DOR and intends to continue to dispute the assessment and believes it has meritorious defenses which it intends to vigorously assert.
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
Geographic Data
Net sales to unaffiliated customers by geographic area were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)
North America	$23,508	$20,913	$70,174	$64,675
International	2,384	1,088	6,386	3,442

Total	$25,892	$22,001	$76,560	$68,117

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
Background
We are a leading provider of specialized online content that brings together buyers and sellers of corporate information technology ("IT”) products. We sell customized marketing programs that enable IT vendors to reach corporate IT decision makers who are actively researching specific IT purchases.
Our integrated content platform consists of a network of approximately 100 websites that we complement with targeted in-person events. During the critical stages of the purchase decision process, these content offerings meet IT professionals’ needs for expert, peer and IT vendor information, and provide a platform on which IT vendors can launch targeted marketing campaigns that generate measurable, high Return on Investment ("ROI”). As IT professionals have become increasingly specialized, they have come to rely on our sector-specific websites for purchasing decision support. Our content enables IT professionals to navigate the complex and rapidly changing IT landscape where purchasing decisions can have significant financial and operational consequences. Based upon the logical clustering of our users’ respective job responsibilities and the marketing focus of the products that our customers are advertising, we currently categorize our content offerings across nine distinct media groups: Application Architecture and Development; Channel; CIO/IT Strategy; Data Center and Virtualization Technologies; Business Applications and Analytics; Networking; Security; Storage; and TechnologyGuide.com.
Recent Acquisition
On April 26, 2011 we announced that we had completed the acquisition of the websites, product offerings, and events associated with Computer Weekly and its sister channel-targeted brand, MicroScope, from Reed Business Information Limited. Computer Weekly, through its websites and events (and print properties, which were not continued), has served UK Managers, Directors and CIOs monitoring the technology landscape, and the advertisers looking to reach them. Computer Weekly and MicroScope also serve UK IT decision makers by bringing technology news and IT management focused content. These two websites will complement our established offerings in the region, including SearchDataManagement.co.uk, SearchNetworking.co.uk, SearchSecurity.co.uk, SearchStorage.co.uk, and SearchVirtualDataCentre.co.uk, by giving advertisers new ways to reach key UK and European IT decision makers.
Sources of Revenues
We sell advertising programs to IT vendors targeting a specific audience within a particular IT sector or sub-sector. We maintain multiple points of contact with our customers to provide support throughout their organizations and the sales cycle. As a result, our customers often run multiple advertising programs with us in order to reach discrete portions of our targeted audience. There are multiple factors that can impact our customers’ advertising objectives and spending with us, including but not limited to, product launches, increases or decreases to their advertising budgets, the timing of key industry marketing events, responses to competitor activities and efforts to address specific marketing objectives such as creating brand awareness or generating sales leads. Our services are generally delivered under short-term contracts that run for the length of a given advertising program, typically less than six months.

We generate substantially all of our revenues from the sale of targeted advertising campaigns that we deliver via our network of websites and in-person events.
Online. The majority of our revenue is derived from the delivery of our online offerings. Online revenue represented approximately 84% and 86% of total revenues for the three months ended September 30, 2011 and 2010, and approximately 87% and 85% of total revenues for the nine months ended September 30, 2011 and 2010. We expect the majority of our revenues to be derived through the delivery of online offerings for the foreseeable future. As a result of our customers’ advertising objectives and preferences, the specific allocation of online advertising offerings sold and delivered by us, on a period by period basis, can fluctuate.
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
Events. Events revenue represented approximately 16% and 14% of total revenues for the three months ended September 30, 2011 and 2010, and approximately 13% and 15% of total revenues for the nine months ended September 30, 2011 and 2010. Most of our media groups operate revenue generating events. The majority of our events are free to IT professionals and are sponsored by IT vendors. Attendees are pre-screened based on event-specific criteria such as sector-specific budget size, company size, or job title. We offer three types of events: multi-day conferences, single-day seminars and custom events. Multi-day conferences provide independent expert content for our attendees and allow vendors to purchase exhibit space and other sponsorship offerings that enable interaction with the attendees. We also hold single-day seminars on various topics in major cities. These seminars provide independent content on key sub-topics in the sectors we serve, are free to qualified attendees, and offer multiple vendors the ability to interact with specific, targeted audiences actively focused on buying decisions. Our custom events differ from our conferences and seminars in that they are exclusively sponsored by a single IT vendor, and the content is driven primarily by the sole sponsor.

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
Depreciation. Depreciation expense consists of the depreciation of our property and equipment. Depreciation of property and equipment is calculated using the straight-line method over their estimated useful lives, ranging from three to five years, with the exception of leasehold improvements, which are depreciated over the shorter of their useful life or the remaining duration of the lease.
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
Although each of our online media offerings can be sold separately, most of our online media sales involve multiple online offerings. Because objective evidence of fair value does not exist for all elements in our bundled advertising campaigns, we use a best estimate of selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third party evidence of selling price. We apply a relative selling price method to allocate arrangement consideration at the inception of the arrangement to each deliverable in a multiple element arrangement. Revenue is then recognized as delivery occurs. For content posted on websites, revenue recognition is generally over the period the asset is available.
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

Allowance for Doubtful Accounts
We offset gross trade accounts receivable with an allowance for doubtful accounts. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review our allowance for doubtful accounts on a regular basis, and all past due balances are reviewed individually for collectability. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions for the allowance for doubtful accounts are recorded in general and administrative expense. If our historical collection experience does not reflect our future ability to collect outstanding accounts receivable, our future provision for doubtful accounts could be materially affected. To date, we have not incurred any write-offs of accounts receivable significantly different than the amounts reserved. The allowance for doubtful accounts was $1.2 million at September 30, 2011 and $1.0 million at December 31, 2010.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Expected volatility	79.83%	*	79.41%	78%
Expected term	6.25 years	*	6.25 years	6.25 years
Risk-free interest rate	1.54%	*	1.92%	2.85%
Expected dividend yield	0.00%	*	0.00%	0.00%
Weighted-average grant date fair value per share	$4.39	*	$4.77	$3.89

*	There were no grants made in the third quarter of 2010.
As there was no public market for our common stock prior to our initial public offering in May 2007, and there has been limited historical information on the volatility of our common stock since the date of our initial public offering, we determined the volatility for options granted in the three and nine months ended September 30, 2011 and 2010 based on an analysis of the historical volatility of our stock and reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using a weighted average of the historical volatility of our stock and the peer group of companies for a period equal to the expected life of the option. The risk-free interest rate is based on a zero coupon United States treasury instrument whose term is consistent with the expected life of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. We applied estimated annual forfeiture rates of 3.6% and 2% for the nine months ended September 30, 2011 and 2010, respectively based on our historical forfeiture experience in determining the expense recorded in those periods.
Internal-Use Software and Website Development Costs
We capitalize costs of materials, consultants and compensation and related expenses of employees who devote time to the development of internal-use software and website applications and infrastructure involving developing software to operate our websites. However, we expense as incurred website development costs for new features and functionalities since it is not probable that they will result in additional functionality until they are both developed and tested with confirmation that they are more effective than the current set of features and functionalities on our websites. Our judgment is required in determining the point at which various projects enter the states at which costs may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized, which is generally three years. To the extent that we change the manner in which we develop and test new features and functionalities related to our websites, assess the ongoing value of capitalized assets or determine the estimated useful lives over which the costs are amortized, the amount of website development costs we capitalize and amortize in future periods would be impacted. We review capitalized internal-use software and website development costs for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We would recognize an impairment loss only if the carrying amount of the asset is not recoverable and exceeds its fair value. We capitalized internal-use software and website development costs of $1.0 million and $0.6 million for the three months ended September 30, 2011 and 2010, respectively, and $2.6 million and $1.6 million for the nine months ended September 30, 2011 and 2010, respectively.

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
Results of Operations
The following table sets forth our results of operations for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
	($ in thousands)
Revenues:
Online	$21,763	84%	$18,878	86%	$66,294	87%	$58,065	85%
Events	4,129	16	3,123	14	10,266	13	10,052	15

Total revenues	25,892	100	22,001	100	76,560	100	68,117	100
Cost of revenues:
Online	5,547	21	4,921	23	16,873	22	15,043	22
Events	1,488	6	1,149	5	3,607	5	3,459	5

Total cost of revenues	7,035	27	6,070	28	20,480	27	18,502	27

Gross profit	18,857	73	15,931	72	56,080	73	49,615	73
Operating expenses:
Selling and marketing	10,182	39	8,984	41	28,997	38	27,815	41
Product development	1,874	7	2,087	9	5,690	7	6,623	10
General and administrative	3,105	12	3,567	16	10,362	14	11,671	17
Restructuring	—	—	—	—	384	1	—	—
Depreciation	692	3	592	3	2,001	3	1,759	2
Amortization of intangible assets	955	4	1,126	5	3,030	4	3,401	5

Total operating expenses	16,808	65	16,356	74	50,464	66	51,269	75

Operating income (loss)	2,049	8	(425)	(2)	5,616	7	(1,654)	(2)
Interest income, net	20	*	79	*	32	*	270	*

Income (loss) before provision for income taxes	2,069	8	(346)	(2)	5,648	7	(1,384)	(2)
Provision for income taxes	1,106	4	266	1	2,942	4	1,122	2

Net income (loss)	$963	4%	$(612)	(3)%	$2,706	4%	$(2,506)	(4)%

*	Not meaningful

Comparison of Three Months Ended September 30, 2011 and 2010
Revenues

	Three Months Ended September 30,
			Increase	Percent
	2011	2010	(Decrease)	Change
	($ in thousands)
Revenues:
Online	$21,763	$18,878	$2,885	15%
Events	4,129	3,123	1,006	32

Total revenues	$25,892	$22,001	$3,891	18%

Online. The increase in online revenue was primarily attributable to a $2.0 million increase in lead generation offerings, primarily due to an increase in sponsorship and white paper sales volumes. Branding revenues also increased by $0.7 million, due primarily to an increase in banner sales volume.
Events. The increase in events revenue is due to the timing of a major multi-day conference held in the third quarter of 2011 that was held in the second quarter of 2010.
Cost of Revenues and Gross Profit

	Three Months Ended September 30,
			Increase	Percent
	2011	2010	(Decrease)	Change
	($ in thousands)
Cost of revenues:
Online	$5,547	$4,921	$626	13%
Events	1,488	1,149	339	30

Total cost of revenues	$7,035	$6,070	$965	16%

Gross profit	$18,857	$15,931	$2,926	18%

Gross profit percentage	73%	72%
Cost of Online Revenues. The increase in cost of online revenues reflects the increase in online revenues and was primarily attributable to a $0.3 million increase in payroll-related expenses due to increased headcount, a $0.2 million increase in hosting and production costs, primarily related to increased international partner activity, and a $0.1 million increase in stock-based compensation.
Cost of Events Revenues. The increase in events cost of revenues is due to the cost of a major multi-day conference held in the third quarter of 2011 that was held in the second quarter of 2010.
Gross Profit. Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. Gross profit for the third quarter of 2011 was 73% as compared to 72% for the same period of 2010. The increase in online gross profit was $2.3 million, attributable to the increase in online revenue offset by increases in hosting and production and compensation costs as compared to the third quarter of 2010. Events gross profit increased by $0.6 million, primarily as a result of the higher events revenues. Because the majority of our costs are labor-related, we expect our gross profit to fluctuate from period to period depending on the total revenues for the period, as well as the relative contribution of online and events revenues to our total revenues.

Operating Expenses and Other

	Three Months Ended September 30,
			Increase	Percent
	2011	2010	(Decrease)	Change
	($ in thousands)
Operating expenses:
Selling and marketing	$10,182	$8,984	$1,198	13%
Product development	1,874	2,087	(213)	(10)
General and administrative	3,105	3,567	(462)	(13)
Depreciation	692	592	100	17
Amortization of intangible assets	955	1,126	(171)	(15)

Total operating expenses	$16,808	$16,356	$452	3%

Interest income, net	$20	$79	$(59)	(75)%

Provision for income taxes	$1,106	$266	$840	316%

Selling and Marketing. The increase in selling and marketing expenses is primarily due to a $1.2 million increase in compensation and related benefits costs due to increased headcount, including hiring expenses and the use of temporary help during the recruitment process, and a $0.5 million increase in allocated facilities, travel and employee-related costs due primarily to international expansion. These increases were offset in part by a $0.5 million decrease in stock-based compensation due to the accelerated vesting of performance-based awards in 2010.
Product Development. The decrease in product development expense was primarily due to a reduction in payroll related costs due to additional payroll related software costs being capitalized.
General and Administrative. The decrease in general and administrative expense was primarily attributable to a $0.4 million reduction in stock-based compensation, primarily due to the accelerated vesting of performance-based awards in 2010, and a $0.2 million decrease in corporate taxes due to a potential net worth tax liability recorded in the third quarter of 2010. These decreases were offset in part by a $0.2 million increase in personnel-related costs, including hiring expenses and the use of consultants during the recruitment process.
Certain amounts in the prior years’ financial statements have been reclassified to conform with the current year presentation.
Depreciation and Amortization of Intangible Assets. The increase in depreciation expense is related to our increased fixed asset base, primarily as a result of our continued investment in internal-use software development costs and computer equipment. The decrease in amortization of intangible assets expense was primarily attributable to certain intangible assets becoming fully amortized during 2010, partially offset by amortization on newly acquired intangible assets.
Interest Income, Net. The decrease in interest income, net primarily reflects our lower cash balances in the three months ended September 30, 2011 as compared to the same period in 2010, primarily resulting from the completed tender offer in the fourth quarter of 2010.
Provision for Income Taxes. Our effective tax rate was 53% for the three months ended September 30, 2011. The provision for income taxes for the three months ended September 30, 2010 included an adjustment of $0.1 million for an uncertain income tax position related to the classification of TechTarget Securities Corporation as a Massachusetts security corporation. Our effective tax rate excluding the adjustment was (47)% for that period. For the three months ended September 30, 2011, we calculated the provision for income taxes using a forecasted tax rate for the year ended December 31, 2011. For the three months ended September 30, 2010, due to net operating losses, we calculated the provision for income taxes using a period-to-date approach.
Comparison of Nine Months Ended September 30, 2011 and 2010
Revenues

	Nine Months Ended September 30,
			Increase	Percent
	2011	2010	(Decrease)	Change
	($ in thousands)
Revenues:
Online	$66,294	$58,065	$8,229	14%
Events	10,266	10,052	214	2

Total revenues	$76,560	$68,117	$8,443	12%

Online. The increase in online revenue was primarily attributable to a $6.5 million increase in lead generation offerings, primarily due to an increase in sponsorship and white paper sales volumes. Branding revenues also increased by $1.6 million, due primarily to an increase in banner sales volume.
Events. The increase in events revenue is due to an additional multi-day conference held in the second quarter, offset in part by a reduction in custom events and seminars as we continue to focus on those events that we deem most profitable.
Cost of Revenues and Gross Profit

	Nine Months Ended September 30,
			Increase	Percent
	2011	2010	(Decrease)	Change
	($ in thousands)
Cost of revenues:
Online	$16,873	$15,043	$1,830	12%
Events	3,607	3,459	148	4

Total cost of revenues	$20,480	$18,502	$1,978	11%

Gross profit	$56,080	$49,615	$6,465	13%

Gross profit percentage	73%	73%
Cost of Online Revenues. The increase in cost of online revenues was primarily attributable to a $1.0 million increase in hosting and production costs, primarily related to increased international partner activity and freelancer costs, and a $0.8 million increase in payroll-related expenses due to increased headcount.
Cost of Events Revenues. Cost of events revenues increased in the first nine months of 2011 as compared to the same period a year ago, primarily due to costs related to a new multi-day conference that was added in the second quarter of 2011.
Gross Profit. Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. Gross profit for the first nine months of both 2011 and 2010 was 73%. Online gross profit increased $6.4 million, attributable to the increase in online revenue offset by increases in hosting and production and compensation costs as compared to the first nine months of 2010. Events gross profit was flat. Because the majority of our costs are labor-related, we expect our gross profit to fluctuate from period to period depending on the total revenues for the period, as well as the relative contribution of online and events revenues to our total revenues.
Operating Expenses and Other

	Nine Months Ended September 30,
			Increase	Percent
	2011	2010	(Decrease)	Change
	($ in thousands)
Operating expenses:
Selling and marketing	$28,997	$27,815	$1,182	4%
Product development	5,690	6,623	(933)	(14)
General and administrative	10,362	11,671	(1,309)	(11)
Restructuring charge	384	—	384	—
Depreciation	2,001	1,759	242	14
Amortization of intangible assets	3,030	3,401	(371)	(11)

Total operating expenses	$50,464	$51,269	$(805)	(2)%

Interest income, net	$32	$270	$(238)	(88)%

Provision for income taxes	$2,942	$1,122	$1,820	162%

Selling and Marketing. The increase in selling and marketing expenses is primarily due to a $1.7 million increase in compensation and related benefits costs due to increased headcount, including hiring expenses and the use of temporary help during the recruitment process, a $0.9 million increase in allocated facilities, travel and employee-related costs due primarily to international expansion and, to a lesser extent, increased direct marketing and consulting costs. These increases were offset in part by a $1.8 million decrease in stock-based compensation due to the accelerated vesting of performance-based awards in 2010.

Product Development. The decrease in product development expense was primarily caused by a $0.6 million reduction in payroll and allocated costs due to additional payroll related software costs being capitalized, a $0.1 million reduction in consulting costs and a $0.1 million reduction in stock-based compensation, primarily due to the accelerated vesting of performance-based awards in 2010.
General and Administrative. The decrease in general and administrative expense was primarily attributable to a $1.7 million reduction in stock-based compensation, primarily due to the accelerated vesting of performance-based awards in the first nine months of 2010, a $0.5 million decrease in audit and compliance fees and a $0.1 million decrease in corporate taxes due to a potential net worth tax liability recorded in 2010. These decreases were offset in part by a $0.5 million increase in personnel-related costs, including hiring expenses and the use of consultants during the recruitment process, a $0.2 million increase to our bad debt reserve and a $0.2 million increase in legal fees, primarily related to acquisitions.
Certain amounts in the prior years’ financial statements have been reclassified to conform with the current year presentation.
Restructuring Charge. The restructuring charge was for redundancy costs related to the Computer Weekly acquisition.
Depreciation and Amortization of Intangible Assets. The increase in depreciation expense is related to our increased fixed asset base, primarily as a result of our continued investment in internal-use software development costs and computer equipment as well as leasehold improvements associated with our move to the new corporate headquarters on March 1, 2010. The decrease in amortization of intangible assets expense was primarily attributable to certain intangible assets becoming fully amortized during 2010, partially offset by amortization on newly acquired intangible assets.
Interest Income, Net. The decrease in interest income, net primarily reflects our lower cash balances in the nine months ended September 30, 2011 as compared to the same period in 2010 resulting from the completed tender offer in the fourth quarter of 2010.
Provision for Income Taxes. Our effective tax rate was 52% and (81%) for the nine months ended September 30, 2011 and 2010, respectively. The provision for income taxes for the nine months ended September 30, 2011 includes a discrete tax expense of $65,000 related to a state tax assessment for a prior period. Our effective tax rate excluding the discrete tax expense was 51% for the nine months ended September 30, 2011. The change in the effective tax rate excluding the discrete tax expense was as a result of applying the provision of ASC 740, Income Taxes, as it relates to interim periods. For the nine months ended September 30, 2011, we calculated the provision for income taxes using a forecasted tax rate for the year ended December 31, 2011. For the nine months ended September 30, 2010, due to net operating losses, we calculated the provision for income taxes using a period-to-date approach.
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

	September 30,	December 31,
	2011	2010
	($ in thousands)

Cash, cash equivalents and investments	$56,293	$50,134

Accounts receivable, net	$27,100	$24,678

Cash, Cash Equivalents and Investments
Our cash, cash equivalents and investments at September 30, 2011 were held for working capital purposes and were invested primarily in money market accounts and municipal bonds. We do not enter into investments for trading or speculative purposes. At September 30, 2011, we held long-term investments of $9.8 million in instruments not exceeding maturities of eighteen months. Due to the liquidation of investments in the fourth quarter of 2010 in connection with our tender offer, no amounts were invested in long-term instruments at December 31, 2010.
Accounts Receivable, Net
Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our service delivery and billing activity, cash collections, and changes to our allowance for doubtful accounts. We use days’ sales outstanding, or DSO, as a measurement of the quality and status of our receivables. We define DSO as net accounts receivable divided by total revenue for the applicable period, multiplied by the number of days in the applicable period. DSO was 96 and 99 days for the quarters ended September 30, 2011 and 2010, respectively.
Cash Flows

	Nine Months Ended
	September 30,
	2011	2010
	($ in thousands)
Net cash provided by operating activities	$10,572	$8,594

Net cash used in investing activities(1)	$(5,645)	$(5,831)

Net cash provided by financing activities	$1,856	$874

(1)	Cash used in investing activities is shown net of investment activity of $(14.1) million and $(0.7) million for the nine months ended September 30, 2011 and 2010, respectively.
Operating Activities
Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, the provision for bad debt, stock-based compensation, deferred income taxes, and the effect of changes in working capital and other activities. Cash provided by operating activities for the nine months ended September 30, 2011 was $10.6 million compared to $8.6 million in the nine months ended September 30, 2010. The increase in cash provided by operating activities was primarily a result of an increase in net income of $2.7 million in the nine months ended September 30, 2011 compared with a net loss of $2.5 million during the same period in 2010, offset in part by a decrease in non-cash stock-based compensation from $9.2 million in 2010 to $5.7 million in 2011 due to the accelerated vesting of performance-based awards in 2010. Also contributing to the increase were a $2.5 million increase in accounts receivable during the nine months ended September 30, 2011 compared to an increase of $6.3 million during the same period in 2010, offset in part by a decrease in other liabilities of $0.6 million in the nine months ended September 30, 2011 compared to an increase of $1.9 million during that period in 2010. The change in accounts receivable is primarily caused by an increase in unbilled during the nine months ended September 30, 2010 due to the timing of annual billing cycles with some of our larger customers. The change in other liabilities is caused by a reduction of our deferred rent balance, which had increased in 2010 after moving into our new corporate headquarters.

Investing Activities
Cash used in investing activities in the nine months ended September 30, 2011, net of investment activity, was $3.6 million for the purchase of property and equipment made up primarily of website development costs, computer equipment and related software and internal-use development costs. Cash investment of $2.0 million was also made for the websites, product offerings and events associated with Computer Weekly and its sister channel-targeted brand, MicroScope, from Reed Business Information Limited in April 2011.
Equity Financing Activities
We received proceeds from the exercise of stock options in the amounts of $1.1 million and $0.7 million in the nine months ended September 30, 2011 and 2010, respectively.
Term Loan and Credit Facility Borrowings
In August 2006, we entered into a credit agreement (the “Credit Agreement”) with a commercial bank, which included a $10.0 million term loan (the “Term Loan”) and a $20.0 million revolving credit facility (the “Revolving Credit Facility”). The Credit Agreement was amended in August 2007, in December 2008, in December 2009 and again in August 2011. The amendment in 2009 reduced the Revolving Credit Facility to $5.0 million. We paid off the remaining balance of the Term Loan in December 2009. The amendment in August 2011 extended the term of the facility and adjusted certain other financial terms and covenants.
The Revolving Credit Facility matures on August 31, 2016. Unless earlier payment is required by an event of default, all principal and unpaid interest will be due and payable on August 31, 2016. At our option, the Revolving Credit Facility bears interest at either the prime rate less 1.00% or the London Interbank Offered Rate (“LIBOR”) plus the applicable LIBOR margin. The applicable LIBOR margin is based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters. As of September 30, 2011, the applicable LIBOR margin, which was the operative rate during the nine months ended September 30, 2011, was 1.25%.
We are also required to pay an unused line fee on the daily unused amount of our Revolving Credit Facility at a per annum rate based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters. As of September 30, 2011, unused availability under the Revolving Credit Facility totaled $3.5 million and the per annum unused line fee rate was 0.20%.
At September 30, 2011 and December 31, 2010 there was no amount outstanding under this revolving loan agreement. There is a $1.5 million standby letter of credit related to our corporate headquarters lease that is outstanding at September 30, 2011, bringing our available borrowings on the $5.0 million facility to $3.5 million.
Borrowings under the Credit Agreement are collateralized by a security interest in substantially all of our assets. Covenants governing the Credit Agreement include the maintenance of certain financial ratios. At September 30, 2011 we were in compliance with all covenants under the Credit Agreement.
Capital Expenditures
We have made capital expenditures primarily for computer equipment and related software needed to host our websites, internal-use software development costs, as well as for leasehold improvements and other general purposes to support our growth. Our capital expenditures totaled $3.6 million and $4.0 million for the nine months ended September 30, 2011 and 2010, respectively. A majority of our capital expenditures in the first nine months of 2011 were internal-use development costs and, to a lesser extent, computer equipment and related software. A majority of our capital expenditures for the first nine months of 2010 were leasehold improvements for our new corporate headquarters, which we occupied beginning on March 1, 2010, as well as website development costs, computer equipment and related software, and internal-use development costs. We are not currently party to any purchase contracts related to future capital expenditures.

Contractual Obligations and Commitments
As of September 30, 2011, our principal commitments consist of obligations under leases for office space. The offices are leased under noncancelable operating lease agreements that expire through February 2020. The following table sets forth our commitments to settle contractual obligations in cash as of September 30, 2011:

	Payments Due By Period
		Less than			More than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
	($ in thousands)
Operating leases	$28,604	$4,155	$6,505	$6,436	$11,508

At September 30, 2011, we had an irrevocable standby letter of credit outstanding in the aggregate amount of $1.5 million. This letter of credit supports the lease we entered into in 2009 for our corporate headquarters. This letter of credit, subject to certain reductions, extends annually through February 28, 2020 unless notification of termination is received.
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
Foreign Currency Exchange Risk
Our subsidiary, TechTarget Limited, was established in July 2006 and is located in London, England. In August 2010, our Hong Kong subsidiary, TechTarget (HK) Limited, was formed in order to facilitate our activities in Asia-Pac. We also have a branch office in India and a VIE in Beijing, China. As of September 30, 2011, most of our international agreements have been denominated in U.S. dollars and aggregate foreign currency payments made by us through these entities have not been significant. We currently believe our exposure to foreign currency exchange rate fluctuations is financially immaterial and therefore have not entered into foreign currency hedging transactions. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in the future.
Interest Rate Risk
At September 30, 2011, we had cash, cash equivalents and investments totaling $56.3 million. These amounts were invested primarily in money market accounts and municipal bonds. The cash, cash equivalents and investments were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.
Our exposure to market risk also relates to the amount of interest expense we must pay under our revolving credit facility. The advances under this credit facility bear a variable rate of interest determined as a function of the lender’s prime rate or LIBOR. At September 30, 2011, there were no amounts outstanding under our revolving credit facility.

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
In connection with the preparation of the Form 10-K for the period ended December 31, 2010, management, under the supervision of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of disclosure controls and procedures. Based on that evaluation, and due to the material weakness in our internal control over financial reporting described in Changes in Internal Control over Financial Reporting below, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level. To date, the material weakness identified in the 2010 Form 10-K has not been fully remediated. As a result, the Chief Executive Officer and Chief Financial Officer continue to conclude that the Company’s disclosure controls and procedures are not effective as of the filing date of this Form 10-Q.
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
Changes in Internal Control over Financial Reporting
Except for changes in connection with the remediation plan subsequent to December 31, 2010 of the material weakness described above, there were no changes in the Company’s internal control over financial reporting that occurred during the nine months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
The primary source of our revenues is the sale of advertising to our customers. Our advertising revenues accounted for approximately 99% of our total revenues for the nine months ended September 30, 2011. We believe that advertising spending on the Internet, as in traditional media, fluctuates significantly as a result of a variety of factors, many of which are outside of our control. These factors include:
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
We compete for potential advertisers with a number of different types of offerings and companies, including: broad-based media outlets, such as television, newspapers and business periodicals that are designed to reach a wide audience; general purpose portals and search engines; and offline and online offerings of media companies that produce content specifically for IT professionals, including International Data Group, United Business Media, QuinStreet, CNet and Ziff Davis Enterprise. Advertisers may choose our competitors over us not only because they prefer our competitors’ online and events offerings to ours, but also because advertisers prefer to utilize other forms of advertising offered by our competitors that are not offered by us and/or to diversify their advertising expenditures. Although less than 9% of our revenues for the nine months ended September 30, 2011 were derived from advertisers located outside of North America, as we continue to expand internationally, as we did in 2008 by commencing operations of our own websites in the United Kingdom, in 2009 in India and Spain, in 2010 operating in both China and Australia and, most recently by acquiring the Computer Weekly and MicroScope properties from Reed Business Information Limited in the UK in April 2011, we expect to compete with many of the competitors mentioned above, as well as with established media companies based in particular countries or geographical regions. Many of these foreign-based media companies will be larger than we are and will have established relationships with local advertisers. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. As a result, we could lose market share to our competitors in one or more of our businesses and our revenues could decline.
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

U.S. and European lawmakers and regulators recently have expressed concern over the use of third party cookies or web beacons for the purpose of online behavioral advertising and efforts to address these uses may result in broader requirements that would apply to research activities, including understanding our user’s Internet usage. Such actions may have a chilling effect on businesses that collect or use online usage information generally or substantially increase the cost of maintaining a business that collects or uses online usage information, increase regulatory scrutiny and increase the potential of class action lawsuits. In response to marketplace concerns about the usage of third party cookies and web beacons to track user behaviors, the major browsers have enabled features that allow the user to limit the collection of certain data. These developments could impair our ability to collect user information that helps us provide more targeted advertising to our users. Microsoft’s Internet Explorer 9 contains a tracking protection device that allows users to create lists of websites with which they do not wish to share personal information. If a user lists our websites in a no-tracking list, we will not be able to collect online activity data about the user. Internet Explorer 9 also includes Do Not Track headers, which allow users to configure their browsers to send a header to every website that transmits a user’s preferences not to be tracked. Mozilla’s Firefox 4 web browser contains a similar “Do Not Track” mechanism. Google’s Chrome browser also allows users to opt-out of ad-tracking cookies. In the event users implement these developments, they have the potential to negatively affect our business.
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
It is possible that new laws and regulations or new interpretations of existing laws and regulations in the United States and elsewhere will be adopted covering issues affecting our business, including:
•	privacy, data security and use of personally identifiable information;
•	copyrights, trademarks and domain names; and
•	marketing practices such as behavioral advertising, e-mail or direct marketing.
Increased government regulation, or the application of existing laws to online activities, could:
•	decrease the growth rate of the Internet;
•	reduce our revenues;
•	increase our operating expenses; or
•	expose us to significant liabilities.
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
In the course of our operating history, we have acquired assets and businesses. Some of our acquisitions have resulted in the recording of a significant amount of goodwill and/or intangible assets on our financial statements. We had approximately $101.9 million of goodwill and net intangible assets as of September 30, 2011. The goodwill and/or intangible assets were recorded because the fair value of the net tangible assets acquired was less than the purchase price. We may not realize the full value of the goodwill and/or intangible assets. As such, we evaluate goodwill and other intangible assets with indefinite useful lives for impairment on an annual basis or more frequently if events or circumstances suggest that the asset may be impaired. We evaluate other intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. If goodwill or other intangible assets are determined to be impaired, we will write off the unrecoverable portion as a charge to our earnings. If we acquire new assets and businesses in the future, as we intend to do, we may record additional goodwill and/or intangible assets. The possible write-off of the goodwill and/or intangible assets could negatively impact our future earnings and, as a result, the market price of our common stock could decline.
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
If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. A large portion of our outstanding shares of common stock are held by our officers, directors and significant stockholders. Two of the largest percentages of our shares are owned by venture capital funds, which are typically structured to have a finite life. As these venture capital funds approach or pass the respective terms of the fund, the decision to sell or hold our stock may be based not only on the underlying investment merits of our stock, but also on the requirements of their internal fund structure. Our directors, executive officers and significant stockholders beneficially own approximately 23 million shares of our common stock, which represents 61% of our shares outstanding as of September 30, 2011. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline substantially.
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

TECHTARGET, INC
(Registrant)

Date: November 9, 2011	By:	/s/ GREG STRAKOSCH Greg Strakosch, Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2011	By:	/s/ JEFFREY WAKELY Jeffrey Wakely, Chief Financial Officer and
Treasurer
(Principal Accounting and Financial Officer)

Exhibit Index

Exhibit
No.		Description of Exhibit

31.1		Certification of Greg Strakosch, Chief Executive Officer of TechTarget, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, dated November 9, 2011.
31.2		Certification of Jeffrey Wakely, Chief Financial Officer and Treasurer of TechTarget, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, dated November 9, 2011.
32.1
Certifications of Greg Strakosch, Chief Executive Officer of TechTarget, Inc. and Jeffrey Wakely, Chief Financial Officer and Treasurer of TechTarget, Inc. pursuant to 18 U.S.C. Section 1350, dated November 9, 2011.

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