Form 10-K
period 2011-12-31
TechTarget Inc
filed 2012-03-15
CIK 1293282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $111.1 million as of June 30, 2011 (based on a closing price of $7.57 per share as quoted by the Nasdaq Global Market as of such date). In determining the market value of non-affiliate common stock, shares of the registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had 38,821,224 shares of Common Stock, $0.001 par value per share, outstanding as of February 24, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report incorporates by reference certain information from the registrant’s definitive proxy statement for the 2012 annual meeting of shareholders.

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

Overview

TechTarget, Inc. (“we” or “the Company”) is a Delaware corporation incorporated on September 14, 1999. We are a leading provider of specialized online content and brand advertising that brings together buyers and sellers of corporate information technology (“IT”) products. We sell customized marketing programs that enable IT vendors to reach corporate IT decision makers who are actively researching specific IT purchases. We operate a network of approximately 115 websites, each of which focuses on a specific IT sector, such as storage, security or networking.

IT professionals rely on our websites for key decision support information tailored to their specific areas of responsibility. We complement our online offerings with targeted in-person events that enable advertisers to engage buyers directly at critical stages of their decision-making process for IT purchases. We work with our advertiser customers to develop customized marketing programs, often providing them with multiple offerings in order to target their desired audience more effectively. Our service offerings address both lead generation and branding objectives of our advertising customers. The majority of our 2011 revenues is associated with lead generation advertising campaigns.

As IT professionals have become increasingly specialized, they have come to rely on our sector-specific websites for purchasing decision support. Our content strategy enables IT professionals to navigate the complex and rapidly changing IT landscape where purchasing decisions can have significant financial and operational consequences. Our content strategy includes three primary sources which IT professionals use to assist them in their pre-purchase research: independent content provided by our professionals, vendor-generated content provided by our customers and user-generated (or peer-to-peer) content. As of December 31, 2011, we employed over 125 full-time editors who create original content tailored for specific audiences, which we complement with content through our association with outside industry experts. In addition to utilizing our independent content, registered members are able to conduct their pre-purchase research by accessing vendor content such as white papers, webcasts, videocasts, virtual events and podcasts, across our network of websites. Our network of websites also allows users to seamlessly interact and contribute content, which is highly valued by IT professionals during their research process.

We have a large and growing base of registered members, which totaled over 10 million as of December 31, 2011. The targeted nature of our user base enables IT vendors to reach a specialized audience efficiently because our content is highly segmented and aligned with the IT vendors’ specific products. Since our founding in 1999, we have developed a broad customer base. During 2011 we delivered advertising campaigns for approximately 1,300 customers. One customer represented 12.8% of revenues during 2011; no other customer represented 10% or more of total revenues during that period. The quarterly renewal rate of our top 100 customers in 2011 has consistently met or exceeded 95%. We generated revenues of approximately $105.5 million in 2011, up from approximately $95.0 million in 2010. Over the same period, our Adjusted EBITDA increased from approximately $19.8 million in 2010 to approximately $25.3 million in 2011. Adjusted EBITDA represents net income (loss) before interest and other income (expense) net, provision for (benefit from) income taxes, depreciation and amortization, as further adjusted to exclude stock-based compensation and restructuring charges.

Available Information

Our website address is www.techtarget.com. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, available free of charge through our website as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (“SEC”). The SEC maintains an Internet website, at www.sec.gov, that contains reports, proxy and information statements and other information regarding issuers that are filed electronically. Our Code of Business Conduct and Ethics, and any amendments to our Code of Business Conduct and Ethics Corporate Governance Guidelines and Board Committee Charters, are also available on our website. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reading Reference Room at 100 F Street NE, Washington, DC 20549, and the public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

IT advertisers seek high-ROI marketing platforms that provide access to the specific sectors of IT buyers that align with the solutions they sell. Traditional IT media companies with historically print-based revenue models service a large audience with broad content. This minimizes the likelihood of a vendor reaching a buyer while he or she is actively researching the purchase of a solution that falls within the vendor’s particular market sector. Although the Internet now offers advertisers a superior means to reach IT buyers while they are conducting research, the web properties operated by these traditional IT media companies offer online content and audiences that are in many cases derivative of their existing print efforts. Without a more targeted marketing platform oriented to IT professionals’ need for decision support for specialized IT purchases, traditional IT media companies have faced difficulty meeting the ROI needs of IT marketers.

Our Solution

Our specialized content strategy enables IT vendors to reach corporate IT professionals who are actively researching purchases in specific IT sectors. Our online network of websites is complemented by conferences, seminars and other in-person events. IT professionals rely on our platform for decision support information tailored to their specific purchasing needs. Our solution benefits from the following competitive advantages:

•

Large and Growing Community of Registered Members. We have built a registered member database with detailed business information on over 10 million IT professionals as of December 31, 2011. We have collected detailed business and technology profiles with respect to our registered members, a fact which allows us to provide these registered members with more specialized content and our advertisers with highly targeted audiences and sales leads.

•

Strong Advertiser Relationships. Since our founding in 1999, we have developed a broad customer base that now comprises approximately 1,300 active advertisers and the quarterly renewal rate of our top 100 customers has consistently met or exceeded 95%.

•

Substantial Experience in Online Media. We have over twelve years of experience in developing our online media content, with a focus on providing targeted information to IT professionals and a targeted audience to vendors. Our experience enables us to develop new online properties rapidly and to acquire and efficiently integrate select properties that further serve IT professionals. We have also developed an expertise in implementing integrated, targeted marketing campaigns designed to maximize the measurability of, and improvement in, ROI.

•

Proprietary Data on the Research Behavior of our Registered Members and Site Visitors. Through our Activity Intelligence™ product platform, we collect information on millions of interactions that our members and visitors, and the companies that they are associated with, have with the content on our websites and in our e-mails. This allows us to increase the relevance of our informational offerings to our members, and improves our advertisers’ ROI by allowing us to deliver more qualified prospects.

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

Our solution increases efficiency for both IT professionals and IT vendors. It facilitates the ability of IT professionals to find specific information related to their purchase decisions, while enabling IT vendors to reach IT buyers who are actively researching specific solutions related to vendors’ products and services. Set forth below are several ways our solution benefits IT professionals and IT vendors:

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

•

Generates Measurable, High ROI. Our targeted online content offerings enable us to generate and collect valuable business information about each user and his or her technology preferences. As registered users access content, we are able to build a profile of their technology interests, and that of their company. When users access sponsored content, we are able to deliver both actionable leads and contextual intelligence to our advertisers. As a result, our advertisers are able to better prioritize and follow up with the qualified sales leads we send them, which improves the ROI on their advertising expenditures with us.

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

•

Continue to Expand Our International Presence. We intend to continue to expand our reach into our addressable market by increasing our presence in countries outside the United States. We have pursued this strategy by launching our own websites in the United Kingdom in 2008 and in India and Spain in 2009, as well as by acquiring control of our partners’ businesses in China and Australia in 2010 and by acquiring the Computer Weekly and MicroScope online properties in the United Kingdom in 2011. We expect to further penetrate foreign markets by directly launching additional sector specific websites in these foreign locales and in additional international markets and, if deemed appropriate, making strategic acquisitions and investments in overseas entities. During 2011, approximately 14% of our revenues were derived from international geo-targeted campaigns. We believe many of the current trends contributing to our domestic online revenue opportunity also are occurring in international markets and, therefore, present a future revenue opportunity.

•

Selectively Acquire or Partner with Complementary Businesses. We have used acquisitions in the past as a means of expanding our content and service offerings, web traffic and registered members. Historically, our acquisitions can be classified into three categories: content-rich blogs or other individually published sites, typically generating less than one million dollars in revenues; early stage revenue sites, typically generating between one and five million dollars in annual revenues; and later stage revenue sites, typically generating greater than five million dollars in annual revenues. We intend to continue to pursue selected acquisition or partnership opportunities in our core markets and in adjacent markets for products with similar characteristics.

Platform & Content

Our integrated content platform consists of a network of websites that we complement with targeted in-person events. At critical stages of the purchase decision process, these content offerings meet IT professionals’ needs for expert, peer and IT vendor information and provide a platform on which IT vendors can launch targeted marketing campaigns that generate measurable, high ROI.

The diagram below provides a representation of the media services provided by our platform and the media groups we currently use to categorize our content offerings:

The TechTarget Universe

Where serious technology buyers decide

Data Center Management
SearchDataCenter
SearchEnterpriseDesktop
SearchEnterpriseLinux
SearchWindowsServer
SearchWinIT
Search400
SearchSystemsChannel

Storage Architecture
SearchStorage
SearchCloudStorage
SearchDataBackup
SearchSMBStorage
SearchSolidStateStorage
SearchVirtualStorage
SearchStorageChannel

Networking
SearchNetworking
SearchCloudProvider
SearchEnterpriseWAN
SearchMobileComputing
SearchTelecom
SearchUnifiedCommunications
SearchNetworkingChannel

Security
SearchSecurity
SearchCloudSecurity
SearchFinancialSecurity
SearchMidmarketSecurity
SearchSecurityChannel

Disaster Recovery/ Compliance
SearchCompliance
SearchDisasterRecovery
SearchContentManagement
SearchDataBackup

Data Center Management
Virtualization
Cloud
Application Development
Business Intelligence/ Applications
Disaster Recovery/ Compliance
Security
Networking
Storage Architecture
TechTarget

Virtualization
SearchServerVirtualization
SearchVirtualDesktop
SearchVirtualStorage
SearchVMware
BrianMadden

Cloud
SearchCloudComputing
SearchCloudProvider
SearchCloudSecurity
SearchCloudStorage

Application Development
SearchSOA
SearchSoftwareQuality
SearchWinDevelopment
Ajaxian
ebizQ.net
TheServerSide
TheServerSide.NET

Business Intelligence/ Applications
SearchBusinessAnalytics
SearchContentManagement
SearchCRM
SearchDataManagement
SearchDomino
SearchExchange
SearchManufacturingERP
SearchOracle
SearchSAP
SearchSQLServer
BeyeNetwork
2020software

Audience Extensions

CIO Strategies
SearchCIO
SearchCIO-Midmarket
SearchConsumerization
ComputerWeekly

Social Media
IT Knowledge Exchange
Health IT Exchange

Emerging Technologies
SearchConsumerization
ConsumerizeIT

Channel Resources
SearchITChannel
SearchNetworkingChannel
SearchSecurityChannel
SearchStorageChannel
SearchSystemsChannel
Microscope.co.uk

Healthcare IT
SearchHealthIT
Health IT Exchange

Technology Content Libraries
Bitpipe
KnowledgeStorm
Whatis

Technology Product Reviews
TechnologyGuide
Brighthand
DesktopReview
DigitalCameraReview
NotebookReview
PrinterComparison
TabletPCReview

Updated 1/19/2012

©2012 TechTarget | www.techtarget.com

Media Groups

Based upon the logical clustering of our users’ respective job responsibilities and the marketing focus of the products that our customers are advertising, we currently categorize our content offerings across nine distinct media groups. Each of these media groups services a wide range of IT vendor sectors and sub-sectors and is driven by the key areas of IT professionals’ interests described below:

•

Security. Every aspect of enterprise computing now depends on secure connectivity, data and applications. The security sector is constantly growing to adapt to new forms of threats and to secure new technologies such as mobile devices, wireless networks and virtualized systems (“cloud”). Compliance regulations, cloud computing adoption, and highly publicized identity and intellectual property thefts are driving interest and investment in increasingly sophisticated security solutions that supplement common “perimeter” security solutions such as firewalls and antivirus software. Our online properties in this sector, SearchSecurity.com, SearchCloudSecurity.com, SearchFinancialSecurity.com, SearchMidMarketSecurity.com and SearchSecurity.co.uk offer navigable and structured guides on IT vendor and technology solutions in key sub-sectors such as network security, intrusion defense, identity management and authentication, data and application security, security-as-a-service, cloud security and security information management software. Our annual Information Security Decisions conference anchors a calendar of topically-focused regional seminars on issues such as compliance monitoring, data protection, and advanced threat management.

•

Networking. Broadly defined, the networking market includes the hardware, software and services involved in the infrastructure and management of both Enterprise and Carrier voice and data networks. As new sub-sectors of networking have emerged and grown in importance, IT networking professionals have increasingly focused their investments in such technologies as VoIP, wireless and mobile computing, social networking and collaboration, application performance, data center fabrics, convergence, and providing cloud services. Our online properties in this sector, SearchNetworking.com, SearchEnterpriseWAN.com, SearchUnifiedCommunications.com, SearchMobileComputing.com and SearchCloudProvider.com, aim to address the specialized needs of these IT networking professionals by offering content targeted specifically to these emerging growth areas.

•

Storage. The storage sector consists of the market for disk storage systems and tape hardware and software that store and manage data. Growth is fueled by trends inherent in the industry, such as the ongoing need to maintain and supplement data stores, and by external factors, such as expanded compliance regulations and increased focus on disaster recovery solutions. These latter trends have driven overall storage growth and led to new specialized solutions such as remote replication software and information life cycle management solutions. At the same time, established storage sub-sectors, such as backup and Storage Area Networks (“SAN”s) have been invigorated by new technologies such as disk-based backup, continuous data protection and storage virtualization. Our online properties in this sector, SearchStorage.com, SearchDataBackup.com, SearchSMBStorage.com, SearchDisasterRecovery.com, SearchVirtualStorage.com, SearchCloudStorage.com, SearchSolidStateStorage.com and SearchStorage.co.uk address IT professionals seeking solutions in key sub-sectors such as fibre channel SANs, solid state storage, virtualization IP & iSCSI SANs, Network Attached Storage (“NAS”), backup hardware and software, and storage management software. The audiences at our in-person Storage Decision conferences are comprised almost exclusively of storage decision makers from within IT organizations. These events are supplemented by regional seminars on topics such as backup, cloud storage, solid state storage, virtual storage and disaster recovery.

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

•

CIO/IT Strategy. Our CIO/IT Strategy media group provides content targeted at Chief Information Officers, or CIOs, and senior IT executives, enabling them to make informed IT purchases throughout the critical stages of the purchase decision process. CIOs’ areas of interest generally align with the major sectors of the IT market; however, CIOs increasingly are focused on the alignment between IT and their businesses’ operations. Because businesses’ IT strategies vary significantly based upon company size, we have segmented the CIO market by providing specific guidance to CIOs of large enterprises, mid-market enterprises and small to mid-sized businesses (“SMB”s). Data center consolidation, compliance, ITIL/IT service management, disaster recovery/business continuity, risk management and outsourcing (including software-as-a-service and cloud computing) have all drawn the attention of IT executives who need to understand the operational and strategic implications of these issues and technologies on their businesses. Accordingly, our targeted information resources for senior IT executives focus on ROI, implementation strategies, best practices and comparative assessment of vendor solutions related to these initiatives. Our online properties in this sector include SearchCIO.com, which provides CIOs in large enterprises with strategic information focused on critical purchasing decisions; SearchCIO-Midmarket.com, which targets IT managers at small to medium-sized businesses; and SearchCompliance.com, which provides advice on IT-focused regulations and standards to IT and business executives and other senior IT managers. The CIO/IT Strategy Group also includes online resources and events targeted to IT decision makers in prominent vertical industries. SearchHealthIT.com provides strategic IT purchasing information and advice to senior IT and clinical professionals in hospitals, medical centers, university health centers and other care delivery organizations, as well as organizations in the life sciences sector.

•

Business Applications and Analytics. Our Business Applications and Analytics media group focuses on mission critical software such as databases and business intelligence, content management enterprise resource planning, and customer facing applications such as CRM software for mid-sized and large companies. Because these applications are critical to the overall success of the businesses that use them, there is a high demand for specialized information by IT and business professionals involved in their purchase, implementation, and ongoing support. Our properties in this sector include SearchCRM.com, BeyeNETWORK.com, SearchBusinessAnalytics.com, SearchDataManagement.com, SearchContentManagement.com, SearchOracle.com, SearchSAP.com and SearchManufacturingERP.com. These sites are leading online resources that provide this specialized information to support mission critical business applications such as customer relationship management (“CRM”), business intelligence, data management, content management, collaboration, sales force automation, databases and ERP software.

The SMB market supports a high degree of specialization by software vendors, as applications are offered that address the business requirements of specific industry verticals such as construction, manufacturing, and many others. The purchase of these applications requires extensive up-front research by companies that, in many cases, may not have large or highly specialized IT staffs. Our website 2020software.com helps decision-makers from small to mid-sized companies evaluate specialized business applications by providing side-by-side comparisons of the leading software providers in categories such as manufacturing, human resources, financial and accounting, and construction software. Users of the site can request further information and trial software downloads from multiple vendors in a single transaction, simplifying their research process.

•

Application Architecture and Development. The application architecture and development sector is comprised of a broad landscape of tools and languages that enable developers, architects and project managers to build, customize and integrate software for their businesses. Our application architecture and development online properties focus on development in enterprise environments, the underlying languages such as .NET, Java and XML as well as related application development tools and integrated development environments or IDEs. Several trends have had a profound impact on this sector and are driving growth. The desire for business agility with more flexible and interoperable applications architecture continues to propel interest in Service-Oriented Architecture (“SOA”), Business Process Management (“BPM”) and web services technologies. Application integration, application testing and security, as well as AJAX and rich Internet applications are also key areas of continuing focus for vendors and developers. Our online properties in this sector include TheServerSide.com and TheServerSide.NET which host independent communities of developers and architects using Java and .NET respectively. Ajaxian.com serves web developers of rich internet applications and SearchWinDevelopment.com serves Windows developers who use the ..Net platform. SearchSoftwareQuality.com offers content focused on application testing and quality assurance while SearchSOA.com and eBizQ.net serve Architects, IT Managers and Line of Business Executives who are interested in building out service oriented architectures, BPM and working with related technologies. Our online properties are supplemented by conferences on enterprise application development technologies.

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

•

TechnologyGuide.com. We operate a portfolio of Internet content sites that provide product reviews, price comparisons and user forums for technology products such as laptops, desktops and smartphones. Sites include NotebookReview.com™, Brighthand.com™ (covering smartphones) and TabletPCReview.com™, PrinterComparison.com, DesktopReview.com and DigitalCameraReview.com. These sites represent an ideal complement to our enterprise-IT-focused TechTarget sites because IT professionals purchase a large volume of laptops, desktops, smartphones and mobile computing devices. Thus, these sites offer additional, complementary, in-depth content for our IT audience, as well as access for our advertisers to the broader audiences that visit these sites for information.

User Generated Content and Vendor Content

ITKnowledgeExchange.com is a site devoted entirely to user generated content, and represents our most concerted effort to date to facilitate peer-to-peer interaction amongst our users via blogs and a Question and Answer section. The site incorporates a number of important social media features, such as the use of tag-based navigation that allows users to self-classify content, and wiki-based Q&A functionality that allows them to collaborate with one another to respond to technical questions and product recommendations submitted by other users.

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

Media Offerings

We use the following online and event offerings to provide IT vendors with numerous touch points to reach key IT decision makers and to provide IT professionals with highly specialized content across multiple forms of media. We are experienced in assisting advertisers to develop custom advertising programs that maximize branding and ROI. The following is a description of the services we offer:

•

Online. Our network of websites forms the core of our content platform. Our websites provide IT professionals with comprehensive decision support information tailored to their specific areas of responsibility and purchasing decisions. Through our websites, we offer a variety of online media offerings to connect IT vendors to IT professionals. Our lead generation offerings allow IT vendors to maximize ROI by capturing qualified sales leads from the distribution and promotion of content to our audience of IT professionals. Our branding offerings provide IT vendors exposure to targeted audiences of IT professionals actively researching information related to their products and services. Our branding offerings include display advertising and custom offerings. Display advertising can be purchased on specific websites within our network, and against specific technology segments. Our custom offerings allow customers to have content or entire “micro-sites” created that focus on topics related to their marketing objectives and include promotion of these vehicles to our users. These offerings give IT vendors the ability to increase their brand awareness to highly specialized IT sectors.

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

•

Custom Content Creation. In support of our advertisers lead generation programs, we will sometimes create white papers, case studies, webcasts, or videos to our customers’ specifications through our Custom Media team. These content assets are then promoted to our audience in the context of the advertisers’ lead generation programs.

•

Content Sponsorships. IT vendors pay us to sponsor editorially created content vehicles on specific technology topics, such as “e-Zines,” “e-Books,” and “e-Guides.” In some cases, these vehicles are supported by multiple sponsors in a single segment, with the registrant information provided to all participating sponsors. Because these offerings are editorially driven, advertisers get the benefit of association with independently created content, and access to qualified sales leads that are researching the topic.

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

Customers

We market to IT vendors targeting a specific audience within an IT sector or sub-sector. We maintain multiple points of contact with our customers in order to provide support throughout a given organization and during critical stages of the sales cycle. As a result, individual customers often run multiple advertising programs with us in order to reach discrete portions of our targeted audience. Our services are generally delivered under short-term contracts that run for the length of a given advertising program, typically less than six months. Since our founding in 1999, we have developed a broad customer base that now comprises approximately 1,300 active advertisers. During 2011, one customer represented 12.8% of total revenue. No other customer represented more than 10% of revenues and the quarterly renewal rate of our top 100 customers has consistently met or exceeded 95%.

Sales and Marketing

Since our inception in 1999, we have maintained an internal direct sales department that works closely with existing and potential customers to develop customized marketing programs that provide highly targeted access to IT professionals. We organize the sales force by the sector-specific media groups that we operate, as well as a global accounts team that works with our largest advertisers. We believe that our sector-specific sales organization and integrated approach to our service offerings allows our sales personnel to develop a high level of expertise in the specific sectors they cover and to create effective marketing programs tailored to the customer’s specific objectives. As of December 31, 2011, our sales and marketing staff consisted of approximately 270 people. The majority of our sales staff is located in our Newton, Massachusetts headquarters and our office in San Francisco, California.

We pursue a variety of marketing initiatives designed to support our sales activities by building awareness of our brand to IT vendors, and positioning ourselves as a “thought leader” in ROI-based marketing. These initiatives include purchasing online and event sponsorships in media vehicles that target the technology advertising market, as well as engaging in direct communications with the database of advertising contacts we have built since inception. Examples of our direct communications include selected direct mail updates on new product launches and initiatives. We also produce in-person events, videocasts and white papers for technology marketers where we provide information on the latest best practices in the field of online marketing. Additionally, we publish a blog for marketers entitled “The Informed Marketer”, which we use as a thought leadership vehicle to promote our ideas and viewpoints on a myriad of online subjects.

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

Technological Infrastructure

We have developed an expandable operations infrastructure using hardware and software systems from established IT vendors to maintain our websites and online offerings. Our system hardware is co-located at an offsite data center. All of the critical components of the system are redundant, allowing us to withstand unexpected component failure and to undergo maintenance and upgrades. Our infrastructure is scalable, enabling us to make additions that fit into the existing environment as our system requirements grow based on traffic and member growth. Our critical data is copied daily to backup tapes, which are sent to an off-site storage facility. We maintain a quality assurance process to monitor constantly our servers, processes and network connectivity. We have implemented these various redundancies and backup systems in order to minimize the risk associated with damage from fire, power loss, telecommunications failure, break-ins, computer viruses and other events beyond our control. We believe that continued development of our technological infrastructure is critical to our success. We have made, and expect to continue to make, technological improvements in this infrastructure to improve our ability to service our users and customers.

Competition

We compete for potential advertisers with a number of different types of companies, including: broad-based media outlets, such as television, newspapers and business periodicals that are designed to reach a wide audience; general purpose portals and search engines; and offline and online offerings of media companies that produce content specifically for IT professionals. The market for advertisers is highly competitive, and in each of the sectors we serve as well as across the services we offer, our primary competitors are the media companies that produce content specifically for IT professionals. Our primary competitors for advertisers, each of which possess substantial resources to compete, are United Business Media, QuinStreet, International Data Group, and CBS Interactive/ CNet. In the online market we generally compete on the basis of target audience, quality and uniqueness of information content, ease of use of our websites for IT professionals, and the quality and quantity of sales leads generated for advertisers. Our events generally compete on the basis of the quality and integrity of our content offerings, the quality of our attendees, and the ability to provide events that meet the needs of particular sector segments. As with the competition for advertisers, we compete for the users who comprise our target audiences primarily with the media companies that produce content specifically for IT professionals such as United Business Media, QuinStreet, International Data Group, and CBS Interactive/CNet.

Although less than 10% of our revenues for the twelve months ended December 31, 2011 were derived from advertisers located outside of North America, as we continue to expand internationally, as we did in 2008 by commencing operations of our own websites in the United Kingdom, in 2009 in India and Spain, in 2010 operating in both China and Australia and, most recently by acquiring the Computer Weekly and MicroScope properties from Reed Business Information Limited in the United Kingdom in April 2011, we expect to compete with many of the competitors mentioned above, as well as with established media companies based in particular countries or geographical regions.

User Privacy

We gather in-depth business information about our registered members who elect to provide us such information through one or more of the online registration forms displayed on our websites, as well as through tracking certain behavioral activity of users on our sites. We post applicable privacy policies on our websites so that our users can access and understand the terms and conditions applicable to the collection and use of information we collect from them. Our privacy policies also disclose the types of information we gather, how we use it, and how a user can correct or change this information. Further, our privacy policies explain the circumstances under which we share this information and with whom. Users who register for our websites have the option of indicating specific areas of interest in which they are willing to receive offers via e-mail or postal mail; these offers contain content created either by us or our third-party IT vendor customers. To protect our disclosures and obligations to our users, we impose constraints that are generally consistent with our privacy policies on the customers to whom we provide user data. Additionally, when we provide lists to third parties, including to our advertiser customers, it is under contractual terms that are generally consistent with our obligations to our privacy policies and with applicable laws and regulations.

Consumer Protection Regulation

General. Advertising and promotional activities presented to visitors on our websites are subject to federal and state consumer protection laws that regulate unfair and deceptive practices. We are also subject to various other federal and state consumer protection laws, including the ones described below.

CAN-SPAM Act. The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the CAN-SPAM Act, became effective on January 1, 2004. The CAN-SPAM Act regulates commercial e-mails and provides a right on the part of the recipient to request the sender to stop sending messages, and establishes penalties for the sending of e-mail messages that are intended to deceive the recipient as to source or content. Under the CAN-SPAM Act, senders of commercial e-mails (and other persons who initiate those e-mails) are required to make sure that those e-mails do not contain false or misleading transmission information. Commercial e-mails are required to include a valid return e-mail address and other subject heading information so that the sender and the Internet location from which the message has been sent are accurately identified. Recipients must be furnished with an electronic method of informing the sender of the recipient’s decision not to receive further commercial e-mails. In addition, the e-mail must include a postal address of the sender and notice that the e-mail is an advertisement. The CAN-SPAM Act may apply to the e-newsletters that our websites distribute to registered members and to some of our other commercial e-mail communications. However, on May 12, 2008, the U.S. Federal Trade Commission (the “FTC”) issued additional regulations related to the CAN-SPAM Act, including interpretations of the Act that indicate that e-newsletters, such as those we distribute to our registered members, would be exempt from most of the provisions of the CAN-SPAM Act. At this time, we are applying the CAN-SPAM requirements to e-newsletters and all other e-mail communications, and believe that our e-mail practices comply with the requirements of the CAN-SPAM Act.

Other Consumer Protection Regulation. The FTC and many state attorneys general are applying federal and state consumer protection laws to require that the online collection, use and dissemination of data, and the presentation of Web site content, comply with certain standards for notice, choice, security and access. Courts may also adopt these developing standards. In many cases, the specific limitations imposed by these standards are subject to interpretation by courts and other governmental authorities. In addition, on December 20, 2007, the FTC published for public comment proposed principles to address consumer privacy issues that may arise from so-called “behavioral targeting” (i.e. the tracking of a user’s online activities in order to deliver advertising tailored to his or her interests) and to encourage industry self-regulation for public content. On February 12, 2009, following public comment, the FTC released a Staff Report with its revised principles for self-regulation of behavioral targeting. Although the FTC excluded from the principles both “first-party” behavioral advertising and contextual advertising (each being the types of behavioral targeting activities in which we are currently primarily engaged), with respect to other types of behavioral targeting that include the storage of more, and potentially sensitive, data or that collects information outside of the “traditional Web site context” (such as through a mobile device or by an ISP), the FTC has stated that it will continue to evaluate self-regulatory programs. Further, through a preliminary Staff Report published on December 1, 2010, the FTC indicated that it is considering regulations regarding behavioral targeting which may include implementation of a more rigorous opt-in regime. An opt-in policy would prohibit businesses from collecting and using information obtained through behavioral targeting activities from individuals who have not voluntarily consented. A few states have also introduced legislation that, if enacted, would restrict or prohibit behavioral advertising within the state. In the absence of a federal law pre-empting their enforcement, such state legislation would likely have the practical effect of regulating behavioral advertising nationwide because of the difficulties behind implementing state-specific policies or identifying the location of a particular consumer.

We believe that we are in compliance with applicable consumer protection laws, but a determination by a state or federal agency or court that any of our practices do not meet these standards could create liability to us, result in adverse publicity and negatively affect our businesses. Further, changes to existing regulations or laws or the passage of new regulations or laws such as the federal and state proposed legislation described above could also require us to incur additional costs and restrict our business operations.

In addition, several foreign governmental bodies, including the European Union, the United Kingdom and Canada have regulations dealing with the collection and use of personal information obtained from their citizens, some of which we may be subject to as a result of the expansion of our business internationally. Regulations in these territories have focused on the collection, use, disclosure and security of information that may be used to identify or that actually identifies an individual, such as an e-mail address or a name. Further, within the European Union, certain member state data protection authorities regard IP addresses as personal information, and legislation adopted recently in the European Union requires informed consent for the placement of a cookie on a user device. We believe that we are in compliance with the regulations that apply to us; however, such laws may be modified and new laws may be enacted in the future.

Intellectual Property

We regard our copyrights, domain names, trademarks, trade secrets and similar intellectual property as critical to our success, and we rely upon copyright, trademark and trade secrets laws, as well as confidentiality agreements with our employees and others, and protective contractual provisions to protect the proprietary technologies and content that we have developed. We pursue the registration of our material trademarks in the United States and elsewhere. Currently, our TechTarget trademark and logo, as well as the KnowledgeStorm and certain other marks and logos are registered federally in the United States and selected foreign jurisdictions and we have applied for U.S. and foreign registrations for various other marks. In addition, we have registered over 1,200 domain names that are or may be relevant to our business, including “www.techtarget.com,” “www.knowledgestorm.com,” “www.bitpipe.com,” “www.technologyguide.com” and those leveraging the “search” prefix used in the branding of many of our websites. We also incorporate a number of third-party software products into our technology platform pursuant to relevant licenses. Some of this software is proprietary and some is open source. We use third-party software to maintain and enhance, among other things, the content generation, delivery, and support our technology infrastructure. We are not substantially dependent upon these third-party software licenses, and we believe the licensed software is generally replaceable, by either licensing or purchasing similar software from another vendor or building the software functions ourselves.

Employees

As of December 31, 2011, we had 647 employees. Other than a small number of editorial staff in the UK, none of our current employees is represented by a labor union or are the subject of a collective bargaining agreement.

Item 1A.	Risk Factors

The following discussion highlights certain risks that may affect future operating results and share price. These are the risks and uncertainties we believe are most important for our existing and potential stockholders to consider. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks or uncertainties actually occurs, our business, financial condition and operating results would likely suffer.

Risks Relating to Our Business

Because we depend on our ability to generate revenues from the sale of advertising, fluctuations in advertising spending could have an adverse effect on our operating results.

The primary source of our revenues is the sale of advertising to our customers. Our advertising revenues accounted for approximately 99% of our total revenues for the year ended December 31, 2011. We believe that advertising spending on the Internet, as in traditional media, fluctuates significantly as a result of a variety of factors, many of which are outside of our control. These factors include:

•	variations in expenditures by advertisers due to budgetary constraints;

•	the cancellation or delay of projects by advertisers;

•	the cyclical and discretionary nature of advertising spending;

•	general economic conditions, as well as economic conditions specific to the Internet and online and offline media industry; and

•	the occurrence of extraordinary events, such as natural disasters and international or domestic political and economic unrest.

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

The IT industry is characterized by, among other things, volatile quarterly results, uneven sales patterns, short product life cycles, rapid technological developments and frequent new product introductions and enhancements. As a result, our customers’ advertising budgets, which are often viewed as discretionary expenditures, may increase or decrease significantly over a short period of time. In addition, the advertising budgets of our customers may fluctuate as a result of:

•	weakness in corporate IT spending, resulting in a decline in IT advertising spending;

•	increased concentration in the IT industry as a result of consolidations, leading to a decrease in the number of current and prospective customers, as well as an overall reduction in advertising;

•	reduced spending by combined entities following such consolidations;

•	the timing of advertising campaigns around new product introductions and initiatives; and

•	economic conditions specific to the IT industry.

The continuing general economic, business or industry conditions may adversely affect the business of the Company, as well as our ability to forecast financial results.

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

We believe that the lingering effects of the instability affecting the financial markets and a further deterioration in the current business climate within the United States and/or certain other geographic regions in which we do business have had, and could continue to have, a negative impact on our revenue growth and operating results. Because all of our clients are in the IT industry, the success of our business is intrinsically linked to the health, and subject to market conditions, of the IT industry, and regional, domestic and global economic conditions. In turn, many of our customers have reassessed and will, for the foreseeable future, be likely to continue to scrutinize their spending on advertising campaigns. Prior market downturns in the IT industry have resulted in declines in advertising spending, which can cause longer sales cycles, deferral or delay of purchases by IT vendors and generally reduced expenditures for advertising and related services. Our revenues and profitability depend on the overall demand for advertising services from our customers. We believe that demand for our offerings has been in the past, and could be in the future, disproportionately affected by fluctuations, disruptions, instability or downturns in the economy and the IT industry, which may cause customers and potential customers to exit the industry or delay, cancel or reduce any planned expenditures for our advertising offerings. Furthermore, competitors may respond to market conditions by lowering prices and attempting to lure away our customers and prospects to lower cost offerings. In addition, the slowdown in the formation of new IT companies, and the decline in the growth of existing IT companies, may cause a decline in demand for our offerings.

Our quarterly operating results are subject to fluctuations, and these fluctuations may adversely affect the trading price of our common stock.

We have experienced fluctuations in our quarterly revenues and operating results. Our quarterly revenues and operating results may fluctuate from quarter to quarter due to a number of factors, many of which are outside of our control. In addition to the factors described elsewhere in this “Risk Factors” section, these factors include:

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

The primary source of our revenues is the sale of advertising to our customers, and we expect that this will continue to be the case for the foreseeable future. Our advertising contracts are primarily short-term, typically less than six months, and are generally subject to termination without substantial penalty by the customer at any time, generally with minimal notice requirements. We cannot assure you that our current customers will fulfill their obligations under their existing contracts, continue to participate in our existing programs beyond the terms of their existing contracts or enter into any additional contracts for new programs that we offer. If a significant number of advertisers or a few large advertisers decided not to continue advertising on our websites or conducting or sponsoring events, we could experience a rapid decline in our revenues over a relatively short period of time.

If we are unable to deliver content and services that attract and retain users, our ability to attract advertisers may be affected, which could in turn have an adverse effect on our revenues.

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

If we are not successful in maintaining and growing our user base, our ability to retain and attract advertisers may be affected, which could in turn have an adverse effect on our revenues.

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

We compete for potential advertisers with a number of different types of offerings and companies, including: broad-based media outlets, such as television, newspapers and business periodicals that are designed to reach a wide audience; general purpose portals and search engines; and offline and online offerings of media companies that produce content specifically for IT professionals, including International Data Group, United Business Media, QuinStreet and CNet. Advertisers may choose our competitors over us not only because they prefer our competitors’ online and events offerings to ours but also because advertisers prefer to utilize other forms of advertising offered by our competitors that are not offered by us and/or to diversify their advertising expenditures. Although less than 10% of our revenues for the year ended December 31, 2011 were derived from advertisers located outside of North America, as we continue to expand internationally, as we did in 2008 by commencing operations of our own websites in the United Kingdom, in 2009 in India and Spain, in 2010 in both China and Australia and, most recently by acquiring the Computer Weekly and MicroScope properties from Reed Business Information Limited in the United Kingdom in April 2011, we expect to compete with many of the competitors mentioned above, as well as with established media companies based in particular countries or geographical regions. Many of these foreign-based media companies will be larger than we are and will have established relationships with local advertisers. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. As a result, we could lose market share to our competitors in one or more of our businesses and our revenues could decline.

We depend upon Internet search engines to attract a significant portion of the users who visit our websites, and if we were listed less prominently in search result listings, our business and operating results would be harmed.

We derive a significant portion of our website traffic from users who search for IT purchasing content through Internet search engines, such as Google, MSN, Bing and Yahoo!. A critical factor in attracting users to our websites is whether we are prominently displayed in response to an Internet search relating to IT content. Search result listings are determined and displayed in accordance with a set of formulas or algorithms developed by the particular Internet search engine. The algorithms determine the order of the listing of results in response to the user’s Internet search. From time to time, search engines revise their algorithms. In some instances, these modifications may cause our websites to be listed less prominently in unpaid search results, which will result in decreased traffic from search engine users to our websites. Our websites may also become listed less prominently in unpaid search results for other reasons, such as search engine technical difficulties, search engine technical changes and changes we make to our websites. In addition, search engines have deemed the practices of some companies to be inconsistent with search engine guidelines and have decided not to list their websites in search result listings at all. If we are listed less prominently or not at all in search result listings for any reason, the traffic to our websites likely will decline, which could harm our operating results. If we decide to attempt to replace this traffic, we may be required to increase our marketing expenditures, which also could harm our operating results.

We may not innovate at a successful pace, which could harm our operating results.

Our industry is rapidly adopting new technologies and standards to create and satisfy the demands of users and advertisers. It is critical that we continue to innovate by anticipating and adapting to these changes to ensure that our content-delivery and lead generation platforms and services remain effective and interesting to our users, advertisers and partners. In addition, we may discover that we must make significant expenditures to achieve these goals. If we fail to accomplish these goals, we may lose users and the advertisers that seek to reach those users, which could harm our operating results.

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

If we do not retain our key personnel, our ability to execute our business strategy will be adversely affected.

Our continued success depends to a significant extent upon the recruitment, retention and effective succession of our executive officers and key management. Our management team has significant industry experience and would be difficult to replace. These individuals possess sales, marketing, financial and administrative skills that are critical to the operation of our business. The competition for these employees is intense. The loss of the services of one or more of our key personnel could have a material adverse effect on our operating results.

We may not be able to attract, hire and retain qualified personnel cost-effectively, which could impact the quality of our content and services and the effectiveness and efficiency of our management, resulting in increased costs and losses in revenues.

Our success depends on our ability to attract, hire and retain qualified technical, editorial, sales and marketing, customer support, financial and accounting and other managerial personnel at commercially reasonable rates. The competition for personnel in the industries in which we operate is intense. Our personnel may terminate their employment at any time for any reason. Loss of personnel may also result in increased costs for replacement hiring and training. If we fail to attract and hire new personnel or retain and motivate our current personnel, we may not be able to operate our businesses effectively or efficiently, serve our customers properly or maintain the quality of our content and services. In particular, our success depends in significant part on maintaining and growing an effective sales force. This dependence involves a number of challenges, including:

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

We use e-mail as a significant means of communicating with our existing users. The laws and regulations governing the use of e-mail for marketing purposes continue to evolve, and the growth and development of the market for commerce over the Internet may lead to the adoption of additional legislation and/or changes to existing laws. If new laws or regulations are adopted, or existing laws and regulations are interpreted and/or amended or modified to impose additional restrictions on our ability to send e-mail to our users or potential users, we may not be able to communicate with them in a cost-effective manner. In addition to legal restrictions on the use of e-mail, Internet service providers and others typically attempt to block the transmission of unsolicited e-mail, commonly known as “spam.” If an Internet service provider or software program identifies e-mail from us as “spam,” we could be placed on a restricted list that would block our e-mail to users or potential users who maintain e-mail accounts with these Internet service providers or who use these software programs. If we are unable to communicate by e-mail with our users and potential users as a result of legislation, blockage or otherwise, our business, operating results and financial condition could be harmed.

Changes in laws and standards relating to data collection and use, and the privacy of Internet users and other data could impair our efforts to maintain and grow our audience and thereby decrease our advertising revenue.

We collect information from our users who register on our websites or for services or respond to surveys. Subject to each user’s permission (or right to decline, which we refer to as an “opt-out”, a practice that may differ across our various websites, depending on the applicable regulatory requirements of different countries’ laws), we may use this information to inform our users of services that they have indicated may be of interest to them. We may also share this information with our advertising clients for registered members who have elected to receive additional promotional materials and have granted us permission to share their information with third parties.

We also collect information on our registered members and users based on their activity on our sites. The U.S. federal and various state governments have adopted or proposed limitations on the collection, distribution and use of personal information of Internet users. Additionally, several foreign jurisdictions, including the European Union, the United Kingdom and Canada, have adopted legislation (including directives or regulations) that may increase the requirements for collecting, or limit our collection and use of, information from Internet users in these jurisdictions. In addition, growing public concern about privacy, data security and the collection, distribution and use of personal information has led to self-regulation of these practices by the Internet advertising and direct marketing industry, and to increased federal and state regulation. In addition, on January 23, 2012, the Obama administration released a report that proposes a framework to address online consumer privacy. The administration’s framework consists of four key elements including a Consumer Privacy Bill of Rights, a multi-stakeholder process to specify how the principles in the Consumer Privacy Bill of Rights apply in particular business contexts, effective FTC enforcement, and a commitment to increase interoperability with international privacy frameworks. The proposed Consumer Bill of Rights would notably allow consumers the right to exercise control over the collection and use of personal data, including the ability to access and correct personal data, for such personal data to be collected and used in accordance with easily understandable privacy and security policies and expect the secure and responsible handling of personal data. The Obama administration has asked the U.S. Department of Commerce to work with industry, privacy advocates and other stakeholders to create and implement enforceable codes of conduct based on the White House report. Because many of the proposed laws or regulations are in their early stages, we cannot yet determine the impact these regulations may have on our business over time. Although, to date, our efforts to comply with applicable federal and state laws and regulations have not hurt our business, additional, more burdensome laws or regulations, including more restrictive consumer privacy and data security laws, could be enacted or applied to us or our customers. Such laws or regulations could impair our ability to collect user information that helps us to provide more targeted advertising to our users and detailed lead data to our advertising clients, thereby impairing our ability to maintain and grow our audience and maximize advertising revenue from our clients. Additionally, the FTC and many state attorneys general are applying federal and state consumer protection laws to require that the online collection, use and dissemination of data, and the presentation of Web site content, comply with certain standards for notice, choice, security and access. Courts may also adopt these developing standards. In many cases, the specific limitations imposed by these standards are subject to interpretation by courts and other governmental authorities. A few states have also introduced legislation that, if enacted, would restrict or prohibit behavioral advertising within the state. In the absence of a federal law pre-empting their enforcement, such state legislation would likely have the practical effect of regulating behavioral advertising nationwide because of the difficulties behind implementing state-specific policies or identifying the location of a particular user. In the event of additional legislation in this area, our ability to effectively target our users may be limited. We believe that we are in compliance with applicable consumer protection laws that apply to us, but a determination by a state or federal agency or court that any of our practices do not meet these regulations could create liability to us, result in adverse publicity and affect negatively our businesses. New interpretations of these standards could also require us to incur additional costs and restrict our business operations. In addition, several foreign governmental bodies, including the European Union, the United Kingdom and Canada have regulations dealing with the collection and use of personal information obtained from their citizens, some of which we have become subject to as a result of the expansion of our business internationally. Regulations in these territories have focused on the collection, use, disclosure and security of information that may be used to identify or that actually identifies an individual, such as an email address or a name. Further, within the European Union, certain member state data protection authorities regard IP addresses as personal information, and legislation adopted recently in the European Union requires informed consent for the placement of a cookie on a user device. We believe that we are in material compliance with such regulations as applicable to us; however, such regulations and laws may be modified and new laws may be enacted in the future. Any such developments (or developments stemming from enactment or modification of other laws) or the failure to anticipate accurately the application or interpretation of these laws could create liability to us, result in adverse publicity and negatively affect our businesses.

U.S. and European lawmakers and regulators have recently expressed concern over the use of third party cookies or web beacons for the purpose of online behavioral advertising, and efforts to address these uses may result in broader requirements that would apply to research activities, including understanding our users’ Internet usage. Such actions may have a chilling effect on businesses that collect or use online usage information generally or substantially increase the cost of maintaining a business that collects or uses online usage information, increase regulatory scrutiny and increase the potential of class action lawsuits. In response to marketplace concerns about the usage of third party cookies and web beacons to track user behaviors, the major browser applications have enabled features that allow the user to limit the collection of certain data. These developments could impair our ability to collect user information that helps us provide more targeted advertising to our users. In addition, several browser applications, including but not limited to Microsoft’s Internet Explorer, Mozilla Firefox, Google Chrome and Apple’s Safari browser contain tracking protection features and options that allow users to opt-out of ad-tracking cookies and in certain cases block behavioral tracking from specified websites. In the event users implement these tracking features and options, they have the potential to affect our business negatively.

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

We have license and other arrangements in various countries, and maintain direct presences in the United Kingdom, India and Australia, as well as operations in China. In addition to facing many of the same challenges we face domestically, there are additional risks and costs inherent in expanding our business in international markets, including:

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

There are substantial uncertainties regarding the interpretation and application of the laws and regulations of the People’s Republic of China, or PRC, including, but not limited to, the laws and regulations governing our business in the PRC, and the enforcement and performance of the contractual arrangements between our wholly-owned subsidiary, TechTarget (Beijing) Information Technology Consulting Co., Ltd, or TTGT China, and our affiliated Chinese entity, Keji Wangtuo (Beijing) Information Technology Co., Ltd, or Keji Wangtuo, and its shareholders. The Company is considered a foreign person under PRC law. As a result, the Company is subject to PRC law limitations on foreign ownership of companies engaged in value-added telecommunications services, including internet-related services, and advertising. Accordingly, we operate our websites and our online advertising business in China through Keji Wangtuo, a company wholly-owned by two citizens of the PRC; we have no equity ownership interest in Keji Wangtuo. Keji Wangtuo holds the licenses and approvals necessary to operate our websites and online advertising business in China. Through our wholly-owned subsidiary, TTGT China, we have contractual arrangements with Keji Wangtuo and its shareholders that allow us to substantially control and operate Keji Wangtuo and give us the economic benefit of those operations. We cannot be sure that we will be able to enforce these contracts. In addition, such contractual arrangements may not prove as effective in exercising control over Keji Wangtuo as direct ownership. Although we believe we are in compliance with current PRC regulations, we cannot be sure that the Chinese government would agree that our operating and equity arrangements with Keji Wangtuo comply with Chinese law. If the Chinese government determines that we are not in compliance with applicable law, it could revoke our business and operating licenses, require us to discontinue or restrict our operations, restrict our right to collect revenues, block our websites in China, require us to restructure our Chinese operations, impose additional conditions or requirements with which we may not be able to comply, impose restrictions on our business operations or on our customers, or take other regulatory or enforcement actions against us that could be harmful to our business in China.

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

Our ability to attract and maintain relationships with users, advertisers and strategic partners depends on the satisfactory performance, reliability and availability of our Internet infrastructure. Our Internet advertising revenues relate directly to the number of advertisements and other marketing opportunities delivered to our users. System interruptions or delays that result in the unavailability of Internet sites or slower response times for users would reduce the number of advertising impressions and leads delivered. This could reduce our revenues as the attractiveness of our sites to users and advertisers decreases. Our insurance policies provide only limited coverage for service interruptions and may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems. Further, we do not have multiple site capacity for all of our services in the event of any such occurrence.

We may experience service disruptions for the following reasons:

•	occasional scheduled maintenance;

•	equipment failure;

•	volume of visits to our websites that exceed our infrastructure’s capacity; and

•	natural disasters, telecommunications failures, power failures, other system failures, maintenance, viruses, hacking or other events outside of our control.

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

In the course of our operating history, we have acquired assets and businesses. Some of our acquisitions have resulted in the recording of a significant amount of goodwill and/or intangible assets on our financial statements. We had approximately $100.8 million of goodwill and net intangible assets as of December 31, 2011. The goodwill and/or intangible assets were recorded because the fair value of the net tangible assets acquired was less than the purchase price. We may not realize the full value of the goodwill and/or intangible assets. As such, we evaluate goodwill and other intangible assets with indefinite useful lives for impairment on an annual basis or more frequently if events or circumstances suggest that the asset may be impaired. We did not have any intangible assets with indefinite lives as of December 31, 2011 or 2010. We evaluate other intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. If goodwill or other intangible assets are determined to be impaired, we will write off the unrecoverable portion as a charge to our earnings. If we acquire new assets and businesses in the future, as we intend to do, we may record additional goodwill and/or intangible assets. The possible write-off of the goodwill and/or intangible assets could negatively impact our future earnings and, as a result, the market price of our common stock could decline.

The trading value of our common stock may be volatile and decline substantially.

The trading price of our common stock is likely to be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report, these factors include:

•	our operating performance and the operating performance of similar companies;

•	the overall performance of the equity markets;

•	announcements by us or our competitors of acquisitions, business plans or commercial relationships;

•	threatened or actual litigation;

•	changes in laws or regulations relating to the provision of Internet content;

•	any change in our board of directors or management;

•	publication of research reports about us, our competitors or our industry, or positive or negative recommendations or withdrawal of research coverage by securities analysts;

•	our sale of common stock or other securities in the future;

•	large volumes of sales of our shares of common stock by existing stockholders; and

•	general political and economic conditions.

In addition, the stock market in general, and historically the market for Internet-related companies in particular, has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. This litigation, if instituted against us, could result in substantial costs, divert our management’s attention and resources and harm our business, operating results and financial condition.

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

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. A large portion of our outstanding shares of common stock is held by our officers, directors and significant stockholders. Two of the largest percentages of our shares are owned by venture capital funds, which are typically structured to have a finite life. As these venture capital funds approach or pass the respective terms of the fund, the decision to sell or hold our stock may be based not only on the underlying investment merits of our stock but also on the requirements of their internal fund structure. Our directors, executive officers and significant stockholders beneficially own approximately 24 million shares of our common stock, which represents 62% of our shares outstanding as of December 31, 2011. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline substantially.

A limited number of stockholders will have the ability to influence the outcome of director elections and other matters requiring stockholder approval.

Our directors, executive officers and significant stockholders beneficially own approximately 62% of our outstanding common stock. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the election of directors, the amendment of our certificate of incorporation and bylaws and the approval of mergers or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by other stockholders.

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

We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened litigation against us that could have a material adverse effect on our business, operating results or financial condition. On January 6, 2012, the Company filed Petitions under Formal Procedure with the Massachusetts Appellate Tax Board in connection with the classification of the Company’s wholly-owned subsidiary, TechTarget Securities Corporation, and assessments made by the Massachusetts Department of Revenue. The Company intends to continue to dispute the assessment and believes it has meritorious claims which it intends to vigorously assert.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the Nasdaq Global Market under the trading symbol “TTGT”. The following table sets forth the high and low sales prices of our common stock, as reported by the Nasdaq Global Market, for each quarterly period in 2011 and 2010:

	September 30,	September 30,
	High	Low
Fiscal 2011
Quarter ended March 31, 2011	$9.77	$6.62
Quarter ended June 30, 2011	$9.01	$6.23
Quarter ended September 30, 2011	$7.87	$5.27
Quarter ended December 31, 2011	$7.52	$4.85

Fiscal 2010
Quarter ended March 31, 2010	$6.48	$5.01
Quarter ended June 30, 2010	$6.36	$4.35
Quarter ended September 30, 2010	$6.48	$4.26
Quarter ended December 31, 2010	$8.10	$5.03

The closing sale price of our common stock, as reported by the Nasdaq Global Market, was $7.07 on February 24, 2012.

Holders

As of February 24, 2012 there were approximately 144 stockholders of record of our common stock based on the records of our transfer agent.

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

Stock Performance Graph

The following graph compares the cumulative total return to stockholders of our common stock for the period from May 16, 2007, the date of our initial public offering, to December 31, 2011, to the cumulative total return of the Russell 2000 Index and the S&P 500 Media Industry Index for the same period. This graph assumes the investment of $100.00 on May 16, 2007 in our common stock, the Russell 2000 Index and the S&P 500 Media Industry Index and assumes any dividends are reinvested.

COMPARATIVE STOCK PERFORMANCE

Among TechTarget, Inc.

The Russell 2000 Index and

The S&P 500 Media Industry Index

	xx	xx	xx	xx	xx	xx	xx	xx	xx	xx	xx	xx	xx	xx	xx	xx	xx	xx	xx	xx
	5/07	6/07	9/07	12/07	3/08	6/08	9/08	12/08	3/09	6/09	9/09	12/09	3/10	6/10	9/10	12/10	3/11	6/11	9/11	12/11
TechTarget Inc	100.00	98.85	130.00	113.69	109.00	81.23	53.85	33.23	18.46	30.77	43.85	43.31	40.23	41.38	40.38	61.00	68.54	58.23	43.92	44.92
Russell 2000	100.00	101.82	98.67	94.15	84.83	85.33	84.38	62.34	53.02	63.99	76.32	79.28	86.30	77.73	86.51	100.57	108.56	106.81	83.46	96.37
S&P 500 Media Industry	100.00	99.03	91.94	83.02	77.01	74.61	68.36	53.14	45.54	56.66	68.39	76.11	82.85	76.11	84.09	94.30	107.19	109.01	87.73	102.34

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

For the quarter ended December 31, 2011, we made no purchases of shares of our common stock.

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

	September 30,	September 30,	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Consolidated Statement of Operations Data:

Revenues:
Online	$92,303	$82,330	$72,345	$77,373	$61,353
Events	13,195	12,679	14,152	22,786	24,254
Print(1)	—	—	—	4,385	6,643

Total revenues	105,498	95,009	86,497	104,544	92,250

Cost of revenues:
Online(2)	22,373	20,402	20,661	22,807	16,168
Events(2)	4,765	4,313	5,856	9,963	8,851
Print(1)(2)	—	—	—	2,156	3,788

Total cost of revenues	27,138	24,715	26,517	34,926	28,807

Gross profit	78,360	70,294	59,980	69,618	63,443

Operating expenses:
Selling and marketing(2)	39,586	37,291	34,125	35,158	29,304
Product development(2)	7,688	8,661	9,213	11,609	7,621
General and administrative(2)	13,680	15,530	15,316	10,537	10,202
Depreciation	2,759	2,389	2,219	2,406	1,610
Amortization of intangible assets	3,976	4,523	4,714	5,306	4,740
Restructuring charge	384	—	—	1,494	—

Total operating expenses	68,073	68,394	65,587	66,510	53,477

Operating income (loss)	10,287	1,900	(5,607)	3,108	9,966
Interest and other income, net	57	176	267	1,440	1,831

Income (loss) before provision for (benefit from) income taxes	10,344	2,076	(5,340)	4,548	11,797

Provision for (benefit from) income taxes	5,655	3,258	(224)	2,784	5,252

Net income (loss)	$4,689	$(1,182)	$(5,116)	$1,764	$6,545

Net income (loss) per common share(3):
Basic	$0.12	$(0.03)	$(0.12)	$0.04	$0.09

Diluted	$0.12	$(0.03)	$(0.12)	$0.04	$0.08

Weighted average common shares outstanding:
Basic	38,532	42,771	41,865	41,425	28,384

Diluted	40,567	42,771	41,865	43,440	31,347

Other Data:
Adjusted EBITDA (unaudited)(4)	$25,273	$19,813	$13,949	$20,985	$22,150

	September 30,	September 30,	September 30,	September 30,	September 30,
	As of December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Consolidated Balance Sheet Data:

Cash, cash equivalents and investments	$63,221	$50,134	$82,557	$69,568	$62,001
Total assets	$211,247	$193,758	$214,063	$210,012	$202,488
Total liabilities	$21,572	$19,898	$16,199	$19,075	$25,155
Treasury stock	$(35,343)	$(35,343)	$—	$—	$—
Total stockholders’ equity	$189,675	$173,860	$197,864	$190,937	$177,334

(1)

During 2007 and certain portions of 2008, we published monthly two controlled-circulation magazines that were free to subscribers and generated revenue solely based on advertising fees. We discontinued publishing these magazines in November 2007 and December 2008.

(2)	Amounts include stock-based compensation expense as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands)

Cost of online revenue	$273	$173	$454	$407	$189
Cost of events revenue	91	87	94	91	53
Cost of print revenue	—	—	—	6	15
Selling and marketing	4,713	6,380	6,025	4,813	2,999
Product development	443	520	535	473	334
General and administrative	1,949	3,841	5,515	2,881	2,244

Total	$7,469	$11,001	$12,623	$8,671	$5,834

(3)

Basic and diluted net income (loss) per common share is computed by dividing the net income (loss) applicable to common stockholders by the basic and diluted weighted-average number of common shares outstanding for the fiscal period. See Note 2 of our “Notes to Consolidated Financial Statements.”

(4)	The following table reconciles net income (loss) to adjusted EBITDA for the periods presented and is unaudited:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands)

Net income (loss)	$4,689	$(1,182)	$(5,116)	$1,764	$6,545
Interest and other income, net	(57)	(176)	(267)	(1,440)	(1,831)
Provision for (benefit from) income taxes	5,655	3,258	(224)	2,784	5,252
Depreciation	2,759	2,389	2,219	2,406	1,610
Amortization of intangible assets	3,976	4,523	4,714	5,306	4,740
Amortization of purchase price adjustment for earnouts	398	—	—	—	—

EBITDA	17,420	8,812	1,326	10,820	16,316
Stock-based compensation	7,469	11,001	12,623	8,671	5,834
Restructuring charge	384	—	—	1,494	—

Adjusted EBITDA	$25,273	$19,813	$13,949	$20,985	$22,150

Adjusted EBITDA is a metric used by management when reviewing our performance. EBITDA represents net income (loss) before interest and other income (expense) net, provision for (benefit from) income taxes, depreciation and amortization. Adjusted EBITDA represents EBITDA as further adjusted to exclude stock-based compensation and restructuring charges. We present Adjusted EBITDA as a supplemental performance measure because we believe it facilitates operating performance comparisons from period to period and company to company by backing out potential differences caused by variations in capital structures (affecting interest expense), tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses), the age and book depreciation of fixed assets (affecting relative depreciation expense), acquisition-related charges (such as amortization of intangible assets and earnouts) and the impact of non-cash stock-based compensation expense costs. Because Adjusted EBITDA facilitates internal comparisons of operating performance on a more consistent basis, we also use Adjusted EBITDA in measuring our performance relative to that of our competitors. We also use Adjusted EBITDA in connection with our compensation of our executive officers and senior management. Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income (loss), operating income (loss) or any other performance measures derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our profitability or liquidity. We understand that although Adjusted EBITDA is frequently used by securities analysts, lenders and others in their evaluation of companies, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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

Our integrated content platform consists of a network of approximately 115 websites that we complement with targeted in-person events. Throughout the critical stages of the purchase decision process, our content offerings meet IT professionals’ needs for expert, peer and IT vendor information, and provide a platform on which IT vendors can launch targeted marketing campaigns that generate measurable, high Return on Investment (“ROI”). As IT professionals have become increasingly specialized, they have come to rely on our sector-specific websites for purchasing decision support. Our content enables IT professionals to navigate the complex and rapidly changing IT landscape where purchasing decisions can have significant financial and operational consequences. Based upon the logical clustering of our users’ respective job responsibilities and the marketing focus of the products that our customers are advertising, we currently categorize our content offerings across nine distinct media groups: Application Architecture and Development; Channel; CIO/IT Strategy; Data Center and Virtualization Technologies; Business Applications and Analytics; Networking; Security; Storage; and TechnologyGuide.com.

On March 1, 2010, we acquired ebizQ.net and certain other assets from IT Quadrant, Inc. for $0.5 million in cash plus a potential future earnout valued at $0.6 million at the time of the acquisition. ebizQ.net is a leading website for business and IT decision makers focused on Business Process Management (“BPM”) and Service-Oriented Architecture (“SOA”). ebizQ.net maintains an online community with more than 100,000 members that provides original editorial and independent content from leading industry analysts and experts via blogs, webinars, podcasts, white papers, and virtual events. The earnout is expected to be paid in the first quarter of 2012; its current value is included in current liabilities on our balance sheet.

On April 12, 2010, we acquired certain assets of Powell Media LLC for $1.3 million in cash plus a potential future earnout valued at $0.9 million at the time of the acquisition. Powell Media LLC operated the BeyeNETWORK, a group of online technology sites that provide news, expert information and exclusive resources on the business information management lifecycle, including business intelligence (“BI”) best practices, business analytics, data integration, and data governance. All of the sites’ content is written by industry experts who share their experiences and research in a collection of articles, podcasts, and blogs focused on specific vertical industries. The earnout is expected to be paid in the first quarter of 2012; its current value is included in current liabilities on our balance sheet.

As of October 1, 2010, through our wholly-owned subsidiary, TechTarget (HK) Limited (“TTGT HK”), we obtained effective control of a variable interest entity (“VIE”), Keji Wangtuo Information Technology Co., Ltd, (“KWIT”), which was incorporated under the laws of the People’s Republic of China (“PRC”) on November 27, 2007, for $3.2 million in cash. KWIT was an existing TechTarget partner which operates Chinese-language versions of some of our websites.

PRC laws and regulations prohibit or restrict foreign ownership of Internet-related services and advertising businesses. To comply with these foreign ownership restrictions, we operate our websites and provide online advertising services in the PRC through this VIE. Initially, we entered into certain exclusive agreements with KWIT and its shareholders through TTGT HK, which obligated TTGT HK to absorb all of the risk of loss from KWIT’s activities and entitled TTGT HK to receive all of their residual returns. In addition, we initially entered into certain agreements with authorized parties through TTGT HK, including Management and Consulting Services, Voting Proxy, Equity Pledge and Option Agreements (the “VIE Agreements”). On December 31, 2011, TTGT HK assigned all of its rights and obligations under the VIE Agreements to a newly formed wholly foreign-owned enterprise (“WFOE”), TechTarget (Beijing) Information Technology Consulting Co., Ltd. The WFOE is established and existing under the laws of the PRC, and is a wholly owned subsidiary of TTGT HK.

Based on these contractual arrangements, we consolidate the financial results of KWIT as required by Accounting Standards Codification (“ASC”) subtopic 810-10 (“ASC 810-10”), Consolidation: Overall (Pre-Codification: Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51), because we hold all the variable interests of KWIT through TTGT HK and the WFOE, the latter of which is the primary beneficiary of the financial results of KWIT. Despite the lack of technical majority ownership, there exists a parent-subsidiary relationship between us and KWIT through certain of the VIE Agreements, whereby the equity holders of KWIT assigned all of their voting rights underlying their equity interest in KWIT to the WFOE. In addition, through the other aforementioned agreements, we demonstrate our ability and intention to continue to exercise the ability to obtain substantially all of the profits and absorb all of the expected losses of KWIT.

On April 26, 2011 we announced that we had completed the acquisition of the websites, product offerings, and events associated with Computer Weekly and its sister channel-targeted brand, MicroScope, from Reed Business Information Limited for $2.0 in cash. Computer Weekly, through its websites and events (and print properties, which were not continued), has served United Kingdom-based managers, directors and CIOs monitoring the technology landscape, and the advertisers looking to reach them. Computer Weekly and MicroScope also serve UK IT decision makers by bringing technology news and IT management focused content. These two websites complement our established offerings in the region, including SearchDataManagement.co.uk, SearchNetworking.co.uk, SearchSecurity.co.uk, SearchStorage.co.uk, and SearchVirtualDataCentre.co.uk, by giving advertisers new ways to reach key UK and European IT decision makers.

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

We generate substantially all of our revenues from the sale of targeted advertising campaigns which we deliver via our network of websites and in-person events.

Online. The majority of our revenue is derived from the delivery of our online offerings from our media groups. Online revenue represented 87%, 87% and 84% of total revenues for the years ended December 31, 2011, 2010 and 2009, respectively. We expect the majority of our revenues to be derived through the delivery of online offerings for the foreseeable future. As a result of our customers’ advertising objectives and preferences, the specific allocation of online advertising offerings sold and delivered by us, on a period by period basis, can fluctuate.

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

Our branding offerings include display advertising and custom offerings. Display advertising can be purchased on specific websites within our network and against specific technology segments. Our custom offerings allow customers to have content or entire “micro-sites” created that focus on topics related to their marketing objectives and include promotion of these vehicles to the TechTarget audience. These offerings give IT vendors the ability to increase their brand awareness to highly specialized IT sectors.

Our lead generation offerings include the following:

• White Papers. White papers are technical documents created by IT vendors to describe business or technical problems that are addressed by the vendors’ products or services. IT vendors pay us to have their white papers distributed to our users and receive targeted promotions on our relevant websites. Prior to viewing white papers, our registered members and visitors supply their corporate contact information and agree to receive further information from the vendor. The corporate contact and other qualification information for these leads are supplied to the vendor in real time through our proprietary lead management solution.

• Webcasts, Podcasts, Videocasts and Virtual Trade Shows. IT vendors pay us to sponsor and host webcasts, podcasts, videocasts, virtual trade shows and similar content which bring informational sessions directly to attendees’ desktops and, in the case of podcasts, directly to their mobile devices. As is the case with white papers, we supply our users’ corporate contact and qualification information to the webcast, podcast, videocast or virtual trade show sponsor after the users view or download the content. Sponsorship includes access to the registrant information and visibility before, during and after the event.

• Custom Content Creation. In support of our advertisers lead generation programs, we will sometimes create white papers, case studies, webcasts, or videos to our customers’ specifications through our Custom Media team. These content assets are then promoted to our audience in the context of the advertisers’ lead generation programs.

• Content Sponsorships. IT vendors pay us to sponsor editorially created content vehicles on specific technology topics, such as “e-Zines,” “e-Books,” and “e-Guides.” In some cases, these vehicles are supported by multiple sponsors in a single segment, with the registrant information provided to all participating sponsors. Because these offerings are editorially driven, advertisers get the benefit of association with independently created content, and access to qualified sales leads that are researching the topic.

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

Events. Events revenue represented 13%, 13% and 16% of total revenues for the years ended December 31, 2011, 2010 and 2009, respectively. Most of our media groups operate revenue generating events. The majority of our events are free to IT professionals and are sponsored by IT vendors. Attendees are pre-screened based on event-specific criteria such as sector-specific budget size, company size, or job title. We offer three types of events: multi-day conferences, single-day seminars and custom events. Multi-day conferences provide independent expert content for our attendees and allow vendors to purchase exhibit space and other sponsorship offerings that enable interaction with the attendees. We also hold single-day seminars on various topics in major cities. These seminars provide independent content on key sub-topics in the sectors we serve, are free to qualified attendees, and offer multiple vendors the ability to interact with specific, targeted audiences actively focused on buying decisions. Our custom events differ from our seminars in that they are exclusively sponsored by a single IT vendor, and the content is driven primarily by the sole sponsor.

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

Cost of Events Revenue. Cost of events revenue consists primarily of: facility expenses, including food and beverages for the event attendees as well as space rental; salaries and related personnel costs; event speaker expenses; stock-based compensation expenses; and other related overhead.

Selling and Marketing. Selling and marketing expense consists primarily of: salaries and related personnel costs; sales commissions; travel, lodging and other out-of-pocket expenses; stock-based compensation expenses; facilities and other related overhead. Sales commissions are recorded as expense when earned by the employee, based on recorded revenue.

Product Development. Product development includes the creation and maintenance of our network of websites, advertiser offerings and technical infrastructure. Product development expense consists primarily of salaries and related personnel costs; stock-based compensation expenses; and facilities and other related overhead.

General and Administrative. General and administrative expense consists primarily of: salaries and related personnel costs; facilities expenses; accounting, legal and other professional fees; and stock-based compensation expenses.

Depreciation. Depreciation expense consists of the depreciation of our property and equipment. Depreciation of property and equipment is calculated using the straight-line method over their estimated useful lives, ranging from two to ten years.

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

Restructuring Charges. Restructuring charges consist of employee severance and associated termination costs.

Interest Income (Expense), Net. Interest income (expense), net consists primarily of interest income earned on cash, cash equivalents and short and long-term investments less interest expense incurred. We historically have invested our cash in money market accounts, municipal bonds and government agency bonds.

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

Revenue Recognition

We generate substantially all of our revenue from the sale of targeted advertising campaigns which we deliver via our network of websites and events. In all cases, we recognize revenue only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

During fiscal 2010 and prior, because objective evidence of fair value did not exist for all elements in our bundled advertising campaigns, no allocation could be made among the various elements, so we recognized revenue as one unit of accounting ratably over the term of the arrangement. In September 2009, the Financial Accounting Standards Board (“FASB”) ratified Accounting Standards Update (“ASU”) 2009-13, Revenue Arrangements with Multiple Deliverables, which updates the existing multiple-element revenue arrangements guidance included in ASC 605-25. ASU 2009-13 requires companies to allocate the overall consideration to each deliverable by using a best estimate of selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third party evidence of selling price. We adopted the new standard, beginning on January 1, 2011, on a prospective basis. Although each of our online media offerings can be sold separately, most of our online media sales involve multiple online offerings. Because objective evidence of fair value does not exist for all elements in our bundled advertising campaigns, we use a best estimate of selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third party evidence of selling price. We establish best estimates considering multiple factors including, but not limited to, class of client, size of transaction, available media inventory, pricing strategies and market conditions. We believe the use of the best estimate of selling price allows revenue recognition in a manner consistent with the underlying economics of the transaction. We apply a relative selling price method to allocate arrangement consideration at the inception of the arrangement to each deliverable in a multiple element arrangement. Revenue is then recognized as delivery occurs. For content assets posted on websites, revenue recognition is generally over the period the content asset is available.

We evaluate all deliverables of an arrangement at inception and each time an item is delivered, to determine whether they represent separate units of accounting. Based on this evaluation, once we have determined that elements for lead generation, branding and events have separate stand alone value, the arrangement consideration is measured and allocated to each of these elements.

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

• Custom Content Creation. Custom content revenue is recognized when the creation is completed and delivered to the customer.

• Content Sponsorships. We recognize content sponsorship revenue ratably over the period in which the related content vehicle is available on our websites.

• List Rentals. We recognize list rental revenue in the period in which the list is sent to our customers.

• Banners. We recognize banner revenue in the period in which the banner impressions or clicks occur.

• Third Party Revenue Sharing Arrangements. Revenue from third party revenue sharing arrangements is recognized on a net basis in the period in which the services are performed. For certain third party agreements where we are the primary obligor, revenue is recognized on a gross basis in the period in which the services are performed.

We recognize revenue from cost per lead advertising in the period during which the leads are delivered.

We offer customers the ability to purchase integrated ROI program offerings, which can include any of our online media offerings described above packaged together to address the particular customer’s specific advertising requirements. As part of these offerings, we will guarantee a minimum number of qualified sales leads to be delivered over the course of the advertising campaign. We sometimes need to extend the scheduled end date of advertising campaigns to satisfy lead guarantees or to fulfill all elements of the campaign based on various factors, including delayed receipt of advertising media collateral from the customer. We estimate the revenue reserve necessary to properly defer revenue recognition for extended advertising campaigns. These estimates are based on our experience in managing and fulfilling these integrated ROI program offerings. Our services are generally delivered under short-term contracts that run for the length of a given advertising program, typically less than six months. Our standard terms and conditions do not provide for a general right of return on any items that have been delivered.

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

Allowance for Doubtful Accounts

We offset gross trade accounts receivable with an allowance for doubtful accounts. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review our allowance for doubtful accounts on a regular basis, and all past due balances are reviewed individually for collectability. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions for allowance for doubtful accounts are recorded in general and administrative expense. If our historical collection experience does not reflect our future ability to collect outstanding accounts receivable, our future provision for doubtful accounts could be materially affected. To date, we have not incurred any write-offs of accounts receivable significantly different than the amounts reserved. The allowance for doubtful accounts was $1.1 million and $1.0 million at December 31, 2011 and 2010, respectively.

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

	Years Ended December 31,
	2011	2010	2009
Expected volatility	79%–81.4%	78%–79%	75%–79%
Expected term	6.25 years	6.25 years	6.25 years
Risk-free interest rate	0.9%–2.3%	2.3%–2.85%	2.21%–2.89%
Expected dividend yield	— %	— %	— %
Weighted-average grant date fair value per share	$4.72	$4.92	$4.06

As there was no public market for our common stock prior to our initial public offering in May 2007, and there has been limited historical information on the volatility of our common stock since the date of our initial public offering, we determined the volatility for options granted in 2011, 2010 and 2009 based on an analysis of the historical volatility of our stock and reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using a weighted average of the historical volatility of our stock and the peer group of companies for a period equal to the expected life of the option. The risk-free interest rate is based on a zero coupon United States treasury instrument whose term is consistent with the expected life of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. We applied an estimated annual forfeiture rate based on our historical forfeiture experience of 3.6%, 2% and 2% in determining the expense recorded in the years ended December 31, 2011, 2010 and 2009, respectively.

Internal-Use Software and Website Development Costs

We capitalize costs of materials, consultants and compensation and related expenses of employees who devote time to the development of internal-use software and website applications and infrastructure involving developing software to operate our websites. However, we expense as incurred website development costs for new features and functionalities since it is not probable that they will result in additional functionality until they are both developed and tested with confirmation that they are more effective than the current set of features and functionalities on our websites. Our judgment is required in determining the point at which various projects enter the states at which costs may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized, which is generally three years. To the extent that we change the manner in which we develop and test new features and functionalities related to our websites, assess the ongoing value of capitalized assets or determine the estimated useful lives over which the costs are amortized, the amount of website development costs we capitalize and amortize in future periods would be impacted. We review capitalized internal-use software and website development costs for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We would recognize an impairment loss only if the carrying amount of the asset is not recoverable and exceeds its fair value. We capitalized internal-use software and website development costs of $3.2 million, $2.1 million and $1.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Income Taxes

We are subject to income taxes in both the United States and foreign jurisdictions, and we use estimates in determining our provision for income taxes. We recognize deferred tax assets and liabilities based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates.

Our deferred tax assets are comprised primarily of book to tax differences on stock-based compensation and net operating loss (“NOL”) carryforwards. As of December 31, 2011, we had state NOL carryforwards of approximately $17.6 million, which may be used to offset future taxable income. The NOL carryforwards expire through 2029.

Net Income (Loss) Per Share

We calculate basic earnings per share (“EPS”) by dividing earnings available to common shareholders for the period by the weighted average number of common shares and vested, undelivered restricted stock awards. Because the holders of unvested restricted stock awards do not have nonforfeitable rights to dividends or dividend equivalents, we do not consider these awards to be participating securities that should be included in our computation of earnings per share under the two-class method. Diluted EPS is computed using the weighted-average number of common shares and vested, undelivered restricted stock awards during the period, plus the dilutive effect of potential future issuances of common stock relating to stock option programs and other potentially dilutive securities using the treasury stock method. In calculating diluted EPS, the dilutive effect of stock options and restricted stock awards is computed using the average market price for the respective period. In addition, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense and assumed tax benefit of stock options and restricted stock awards that are in-the-money. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of stock options.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011		2010		2009
	($ in thousands)
Revenues:
Online	$92,303	87%	$82,330	87%	$72,345	84%
Events	13,195	13	12,679	13	14,152	16

Total revenues	105,498	100	95,009	100	86,497	100

Cost of revenues:
Online	22,373	21	20,402	21	20,661	24
Events	4,765	5	4,313	5	5,856	7

Total cost of revenues	27,138	26	24,715	26	26,517	31

Gross profit	78,360	74	70,294	74	59,980	69

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011		2010		2009
	($ in thousands)
Operating expenses:
Selling and marketing	39,586	38	37,291	39	34,125	39
Product development	7,688	7	8,661	9	9,213	11
General and administrative	13,680	13	15,530	16	15,316	18
Depreciation	2,759	3	2,389	3	2,219	3
Amortization of intangible assets	3,976	4	4,523	5	4,714	5
Restructuring charge	384	—	—	—	—	—

Total operating expenses	68,073	65	68,394	72	65,587	76

Operating income (loss)	10,287	9	1,900	2	(5,607)	(7)
Interest and other income, net	57	—	176	—	267	—

Income (loss) before provision for (benefit from) income taxes	10,344	9	2,076	2	(5,340)	(7)
Provision for (benefit from) income taxes	5,655	5	3,258	3	(224)	—

Net income (loss)	$4,689	4%	$(1,182)	(1)%	$(5,116)	(7)%

Comparison of Fiscal Years Ended December 31, 2011 and 2010

Revenues

	September 30,	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	Increase (Decrease)	Percent Change
	($ in thousands)
Revenues:
Online	$92,303	$82,330	$9,973	12%
Events	13,195	12,679	516	4

Total revenues	$105,498	$95,009	$10,489	11%

Online. The increase in online revenue was primarily attributable to a $7.5 million increase in lead generation offerings, primarily due to an increase in sponsorship and white paper sales volumes. Branding revenues also increased by $2.2 million, due primarily to an increase in banner sales volume, and third party revenue increased by $0.3 million.

Events. The increase in events revenue is due to the addition of a new multi-day conference in 2011 that was not held in 2010, offset in part by an overall reduction in custom events and seminars.

Cost of Revenues and Gross Profit

	September 30,	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	Increase (Decrease)	Percent Change
	($ in thousands)
Cost of revenues:
Online	$22,373	$20,402	$1,971	10%
Events	4,765	4,313	452	10

Total cost of revenues	$27,138	$24,715	$2,423	10%

Gross profit	$78,360	$70,294	$8,066	11%
Gross profit percentage	74%	74%

Cost of Online Revenue. The increase in cost of online revenues was a result of the 12% increase in online revenue and was primarily attributable to a $1.0 million increase in hosting and production costs, primarily related to increased international partner activity and freelancer costs, and a $1.0 million increase in payroll-related expenses due to increased headcount.

Cost of Events Revenue. Cost of events revenues increased in 2011 as compared to 2010, primarily due to costs related to the new multi-day conference added in 2011 as well as an overall increase in the number of single-day events and change in the overall mix of event types.

Gross Profit. Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. Gross margin for 2011 and 2010 was 74%. Online gross profit increased $8.0 million, attributable to the increase in online revenue offset by increases in hosting and production and compensation costs as compared to 2010. Events gross profit was flat. Because the majority of our costs are labor-related, we expect our gross profit to fluctuate from period to period depending on the total revenues for the period, as well as the relative contribution of online and events revenues to our total revenues.

Operating Expenses and Other

	September 30,	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	Increase (Decrease)	Percent Change
	($ in thousands)
Operating expenses:
Selling and marketing	$39,586	$37,291	$2,295	6%
Product development	7,688	8,661	(973)	(11)
General and administrative	13,680	15,530	(1,850)	(12)
Restructuring	384	—	384	—
Depreciation	2,759	2,389	370	15
Amortization of intangible assets	3,976	4,523	(547)	(12)

Total operating expenses	$68,073	$68,394	$(321)	—%

Interest and other income, net	$57	$176	$(119)	(68)%

Provision for income taxes	$5,655	$3,258	$2,397	74%

Selling and Marketing. The increase in selling and marketing expenses is primarily due to a $2.3 million increase in compensation and related benefits costs due to increased headcount, including hiring expenses and the use of temporary labor during the recruitment process, and a $1.6 million increase in facilities, travel and employee-related costs due primarily to increased headcount and the costs associated with international expansion. In April 2011 we acquired the operations of Computer Weekly and MicroScope from Reed Business Information Limited and inherited as a result of this acquisition additional headcount and ongoing expenses that have mainly been composed of sales and marketing expenses. These increases were offset in part by a $1.7 million decrease in stock-based compensation due to the accelerated vesting of performance-based awards in 2010.

Product Development. The decrease in product development expense was primarily caused by a $0.7 million reduction in payroll and allocated costs due to these costs being capitalized at higher levels resulting from our ongoing internal development projects, specifically Activity Intelligence and J2EE upgrade, a $0.1 million reduction in consulting costs and a $0.1 million reduction in stock-based compensation, primarily due to the accelerated vesting of performance-based awards in 2010.

General and Administrative. The decrease in general and administrative expense was primarily attributable to a $1.9 million reduction in stock-based compensation, primarily due to the accelerated vesting of performance-based awards in 2010, a $0.4 million decrease in audit and compliance fees and a $0.1 million decrease in corporate taxes due to a potential net worth tax liability recorded in 2010. These decreases were offset in part by a $0.5 million change in the fair value adjustments related to the earnout provisions of the two 2010 acquisitions and a $0.2 million increase in legal fees, primarily related to acquisitions.

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

Interest and Other Income, Net. The decrease in interest and other income, net, is primarily caused by our lower cash balances in the year ended December 31, 2011 as compared to the same period in 2010 resulting from the tender offer completed in the fourth quarter of 2010.

Provision for (Benefit from) Income Taxes. Our effective tax rate was 55% and 157% for the year ended December 31, 2011 and 2010, respectively. The provision for income taxes for the year ended December 31, 2010 includes an accrual of $0.4 million for an uncertain income tax position related to the classification of TechTarget Securities Corporation as a Massachusetts security corporation. Our effective tax rate excluding the adjustment was 139%. The effective tax rate differs from the statutory rate primarily due to the permanent difference of nondeductible stock-based compensation expense of $2.2 million and $3.8 million for the years ended December 31, 2011 and 2010, respectively.

Reclassifications. In 2011, the Company changed the manner in which it allocates real estate facilities costs to align with actual departmental headcount. Previously, such costs were all included as a part of general and administrative expenses. Amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation. In the year ended December 31, 2010 the reclassification resulted in additional online cost of sales, events cost of sales, sales and marketing and product development expense of $1.4 million, $0.2 million, $1.6 million and $0.6 million, respectively, offset by a decrease in general and administrative expense of $3.8 million.

Comparison of Fiscal Years Ended December 31, 2010 and 2009

Revenues

	September 30,	September 30,	September 30,	September 30,
	Years Ended December 31,
	2010	2009	Increase (Decrease)	Percent Change
	($ in thousands)
Revenues:
Online	$82,330	$72,345	$9,985	14%
Events	12,679	14,152	(1,473)	(10)

Total revenues	$95,009	$86,497	$8,512	10%

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

Events. The decrease in events revenue was primarily attributable to a $1.8 million decrease in conference revenues and a $0.8 million decrease in seminar revenues, partially offset by a $1.6 million increase in our custom events revenues due to the continued efforts of our newly formed custom events group, which has increased our custom events volume. In 2010, in response to market conditions, we proactively reduced the number of multi-day conference events to focus on higher margin, single-day and custom events. This reduction resulted in the 10% decrease in events revenue in 2010.

Cost of Revenues and Gross Profit

	September 30,	September 30,	September 30,	September 30,
	Years Ended December 31,
	2010	2009	Increase (Decrease)	Percent Change
	($ in thousands)
Cost of revenues:
Online	$20,402	$20,661	$(259)	(1)%
Events	4,313	5,856	(1,543)	(26)

Total cost of revenues	$24,715	$26,517	$(1,802)	(7)%

Gross profit	$70,294	$59,980	$10,314	17%
Gross profit percentage	74%	69%

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

Gross Profit. Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. Gross margin for 2010 was 74% as compared to 69% for 2009. The increase in online gross profit was $10.2 million, primarily attributable to the increase in online revenue as well as a decrease in member acquisition expenses. Online gross profit percentage was 75% in 2010 as compared to 71% in 2009. This 4% increase was due to the increased revenue resulting in additional leverage when combined with the expense savings from member acquisition costs. Events gross profit was flat, primarily as a result of a higher proportion of our events revenues coming from higher margin custom events in 2010 and a reduction in costs due to reduced headcount, offset in part by lower overall events revenues. Events gross profit percentage increased 7 points to 66% in 2010 as compared to 59% in 2009. This was again a result of reducing the number of multi-day events and focusing on our higher margin event offerings. Because the majority of our costs are labor-related, we typically expect our gross profit to fluctuate from period to period depending on the total revenues for the period and the relative contribution of online and events revenue to our total revenues.

Operating Expenses and Other

	September 30,	September 30,	September 30,	September 30,
	Years Ended December 31,
	2010	2009	Increase (Decrease)	Percent Change
	($ in thousands)
Operating expenses:
Selling and marketing	$37,291	$34,125	$3,166	9%
Product development	8,661	9,213	(552)	(6)
General and administrative	15,530	15,316	214	1
Depreciation	2,389	2,219	170	8
Amortization of intangible assets	4,523	4,714	(191)	(4)

Total operating expenses	$68,394	$65,587	$2,807	4%

Interest and other income, net	$176	$267	$(91)	(34)%

Provision for (benefit from) income taxes	$3,258	$(224)	$3,482	* %

*	Percentage is not meaningful

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

General and Administrative. Included in the prior year’s results are $1.4 million of professional fees related to a forensic audit that took place during that year as well as a one-time correcting accounting entry that increased expense by $0.2 million as a result of customer credit errors in accounts payable. After taking out the effects of these accounting entries and adjustments in 2009, the run rate general and administrative expenses increased by $1.8 million. This increase was primarily attributable to an increase in personnel-related costs, including incentive compensation, hiring expenses and use of outside services during the recruitment process of $2.0 million. The increased costs were primarily as a result of improved operating results that drive incentive compensation calculations, severance charges recorded, temporary help and the hiring of certain key finance personnel in 2010. Also contributing were increases of $0.5 million in facilities related expenses primarily related to the move into a new corporate headquarters on March 1, 2010, a $0.6 million accrual recorded for potential tax and net worth-related liabilities, a $0.3 million increase in legal fees, primarily related to acquisitions, and $0.3 million in expenses related to international expansion. These increases were offset in part by a $1.7 million reduction in stock-based compensation, primarily caused by the accelerated vesting in 2009 of some performance-based equity awards.

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

Interest and Other Income, Net. The increase in interest income, net reflects an adjustment to interest income of ($0.3) million in the first quarter of 2009 related to interest income recognized in error in the fourth quarter of 2008 as well as a decrease in interest expense due to payment of our outstanding debt balance in the fourth quarter of 2009. Other income (expense), net consists of $0.1 million in realized losses on the sale of short and long-term investments in order to cover expenses related to the approximately $35 million needed to complete the tender offer in the fourth quarter of 2010.

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

Reclassifications. In 2011, the Company changed the manner in which it allocates real estate facilities costs to align with actual departmental headcount. Previously, such costs were all included as a part of general and administrative expenses. Amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation. In the year ended December 31, 2010 the reclassification resulted in additional online cost of sales, events cost of sales, sales and marketing and product development expense of $1.4 million, $0.2 million, $1.6 million and $0.6 million, respectively, offset by a decrease in general and administrative expense of $3.8 million. In the year ended December 31, 2009 the reclassification resulted in additional online cost of sales, events cost of sales, sales and marketing and product development expense of $1.3 million, $0.3 million, $1.4 million and $0.5 million, respectively, offset by a decrease in general and administrative expense of $3.5 million.

Selected Quarterly Results of Operations

The following table presents our unaudited quarterly consolidated results of operations for the eight quarters ended December 31, 2011. The unaudited quarterly consolidated information has been prepared on the same basis as our audited consolidated financial statements. You should read the following table presenting our quarterly consolidated results of operations in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this Annual Report. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

	For the Three Months Ended
	2011				2010
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31
	(in thousands, except per share data)
Revenues:
Online	$20,380	$24,151	$21,763	$26,009	$18,561	$20,626	$18,878	$24,265
Events	2,186	3,951	4,129	2,929	2,482	4,447	3,123	2,627

Total revenues	22,566	28,102	25,892	28,938	21,043	25,073	22,001	26,892

Cost of revenues:
Online	5,606	5,720	5,547	5,500	4,942	5,180	4,921	5,359
Events	877	1,242	1,488	1,158	938	1,373	1,149	854

Total cost of revenues	6,483	6,962	7,035	6,658	5,880	6,553	6,070	6,213

Gross profit	16,083	21,140	18,857	22,280	15,163	18,520	15,931	20,679
Operating expenses:
Selling and marketing	8,631	10,184	10,182	10,589	9,411	9,420	8,984	9,476
Product development	1,946	1,870	1,874	1,998	2,355	2,180	2,087	2,038
General and administrative	3,799	3,458	3,105	3,319	4,347	3,757	3,567	3,859
Restructuring	—	384	—	—	—	—	—	—
Depreciation	641	668	692	758	525	642	592	630
Amortization of intangible assets	1,086	989	955	946	1,135	1,140	1,126	1,122

Total operating expenses	16,103	17,553	16,808	17,610	17,773	17,139	16,356	17,125

	For the Three Months Ended
	2011				2010
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31
	(in thousands, except per share data)
Operating (loss) income	(20)	3,587	2,049	4,670	(2,610)	1,381	(425)	3,554
Interest and other income (loss), net	6	6	20	25	107	84	79	(94)

(Loss) income before provision for (benefit from) income taxes	(14)	3,593	2,069	4,695	(2,503)	1,465	(346)	3,460
Provision for (benefit from) income taxes	61	1,775	1,106	2,713	(163)	1,019	266	2,136

Net (loss) income	$(75)	$1,818	$963	$1,982	$(2,340)	$446	$(612)	$1,324

Net (loss) income per share—basic	$(0.00)	$0.05	$0.03	$0.05	$(0.06)	$0.01	$(0.01)	$0.03

Net (loss) income per share—diluted	$(0.00)	$0.04	$0.02	$0.05	$(0.06)	$0.01	$(0.01)	$0.03

Seasonality

The timing of our revenues is affected by seasonal factors. Our revenues are seasonal primarily as a result of the annual budget approval process of many of our customers, the normal timing at which our customers have their new product introductions and the historical decrease in advertising and events activity in summer months. Events revenue may vary depending on in which quarters we produce the event, which may vary when compared to previous periods. The timing of revenues in relation to our expenses, much of which does not vary directly with revenue, has an impact on the cost of online revenues, selling and marketing, product development, and general and administrative expenses as a percentage of revenue in each calendar quarter during the year.

The majority of our expenses are personnel-related and include salaries, stock-based compensation, benefits and incentive-based compensation plan expenses. As a result, we have not experienced significant seasonal fluctuations in the timing of our expenses period to period.

Liquidity and Capital Resources

Resources

At December 31, 2011, we had $70.7 million of working capital, and our cash and cash equivalents totaled $25.8 million. Our cash, cash equivalents and investments increased $13.1 million during fiscal 2011, primarily from cash generated from our operations and proceeds from the exercise of stock options. These cash sources were partially offset by our investing activities, primarily for purchases of property and equipment and for the acquisition of businesses. We believe that our existing cash, cash equivalents, and investments, our cash flow from operating activities and available bank borrowings will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion internationally, future acquisitions we might undertake, and the expansion into complementary businesses. To the extent that our cash and cash equivalents, investments and cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more additional acquisitions of businesses.

	September 30,	September 30,	September 30,
	As of December 31,
	2011	2010	2009
	(in thousands)
Cash, cash equivalents and investments	$63,221	$50,134	$82,557
Accounts receivable, net	$26,272	$24,678	$16,623

Cash, Cash Equivalents and Investments

Our cash, cash equivalents and investments at December 31, 2011 were held for working capital purposes and were invested primarily in money market accounts and municipal bonds. We do not enter into investments for trading or speculative purposes.

Accounts Receivable, Net

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our service delivery and billing activity, cash collections, and changes to our allowance for doubtful accounts. We use days’ sales outstanding (“DSO”) as a measurement of the status of our receivables. We define DSO as net accounts receivable at period end divided by total revenue for the applicable period, multiplied by the number of days in the applicable period. DSO was 84 days at December 31, 2011 and 2010, and 70 days at December 31, 2009.

Operating Activities

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Cash provided by operating activities	$15,858	$12,879	$19,733
Cash used in investing activities(1)	$(6,530)	$(9,756)	$(2,075)
Cash provided by (used in) financing activities	$4,871	$(33,991)	$(2,997)

(1)	Cash used in investing activities shown net of investment activity of $(20.8) million, $42.6 million and $(17.9) million for the years ended December 31, 2011, 2010 and 2009, respectively.

Cash provided by operating activities primarily consists of net income (loss) adjusted for certain non-cash items including depreciation and amortization, the provision for bad debt, stock-based compensation, deferred income taxes, and the effect of changes in working capital and other activities. Cash provided by operating activities for the year ended December 31, 2011 was $15.9 million compared to $12.9 million and $19.7 million in the years ended December 31, 2010 and 2009, respectively. The increase in cash provided by operations in 2011 compared to 2010 was primarily a result of net cash used by changes in operating assets and liabilities of $1.0 million as compared to net cash used by changes in operating assets and liabilities of $3.7 million in 2010. Significant components of the changes in assets and liabilities included an increase in accounts receivable of $1.7 million in 2011 compared to an increase of $7.5 million in 2010, an increase in accrued liabilities, including compensation and income taxes, of $4.3 million in 2011 as compared with an increase of $2.3 million in 2010, and a decrease in deferred revenue of $1.2 million in 2011 as compared with a decrease of $2.4 million in 2010. These changes were offset in part by an increase in prepaid expenses and other current assets of $0.8 million in 2011 compared to a decrease of $0.9 million in 2010, a decrease in accounts payable of $0.9 million in 2011 compared to an increase of $0.6 million in 2010, and a decrease in other liabilities, primarily comprised of deferred rent and contingent compensation, of $0.7 million in 2011 compared to an increase of $2.4 million in 2010. Additionally, there was a $0.2 million increase in net income (loss) adjusted for non-cash related items.

Investing Activities

Cash used in investing activities in the year ended December 31, 2011, net of investment activity, was $4.5 million for the purchase of property and equipment, primarily website development costs, computer equipment and related software and internal-use development costs. Cash investment of $2.0 million was also made for the websites, product offerings and events associated with Computer Weekly and its sister channel-targeted brand, MicroScope, from Reed Business Information Limited in April 2011.

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

We expect to spend approximately $4.4 million in capital expenditures in 2012, primarily for internal-use software development costs, computer equipment and related software. We are not currently party to any purchase contracts related to future capital expenditures.

Equity Financing Activities

We received proceeds from the exercise of common stock options and warrants totaling $2.8 million, $1.0 million and $0.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

In 2010, we commenced a tender offer to purchase up to 10 million shares of our common stock.

Based on the final tabulation by Computershare Trust Company, N.A., the Depositary for the tender offer, we accepted for purchase 5,857,878 shares of our common stock at a purchase price of $6.00 per share, for a total cost of $35.1 million. The total cost of the tender offer was $35.3 million, which included $0.2 million of costs directly attributable to the purchase.

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

The Revolving Credit Facility matures on August 31, 2016. Unless earlier payment is required by an event of default, all principal and unpaid interest will be due and payable on August 31, 2016. At our option, the Revolving Credit Facility bears interest at either the prime rate less 1.00% or the London Interbank Offered Rate (“LIBOR”) plus the applicable LIBOR margin. The applicable LIBOR margin is based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters. As of December 31, 2011, the applicable LIBOR margin was 1.25%, for a rate of 1.83%.

We are also required to pay an unused line fee on the daily unused amount of our Revolving Credit Facility at a per annum rate based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters. As of December 31, 2011, unused availability under the Revolving Credit Facility totaled $3.5 million and the per annum unused line fee rate was 0.20%.

At December 31, 2011 and 2010 there were no amounts outstanding under this revolving loan agreement. There is a $1.5 million standby letter of credit related to our corporate headquarters lease that is outstanding at December 31, 2011, bringing our available borrowings on the $5.0 million facility to $3.5 million.

Borrowings under the Credit Agreement are collateralized by a security interest in substantially all of our assets. Covenants governing the Credit Agreement include the maintenance of certain financial ratios. At December 31, 2011 we were in compliance with all covenants under the Credit Agreement.

Capital Expenditures

We have made capital expenditures primarily for computer equipment and related software needed to host our websites, internal-use software development costs, as well as for leasehold improvements and other general purposes to support our growth. Our capital expenditures totaled $4.5 million, $4.8 million and $2.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. A majority of our capital expenditures in 2011 were internal-use development costs and, to a lesser extent, computer equipment and related software. We are not currently party to any purchase contracts related to future capital expenditures.

Contractual Obligations and Commitments

As of December 31, 2011, our principal commitments consist of obligations under leases for office space. The offices are leased under non-cancelable operating lease agreements that expire through 2020.

The following table sets forth our commitments to settle contractual obligations in cash as of December 31, 2011:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years
Operating leases (1)	$28,568	$4,154	$6,802	$6,888	$10,724

At December 31, 2011, we had an irrevocable standby letter of credit outstanding in the aggregate amount of $1.5 million. This letter of credit supports the lease we entered into in 2009 for our new corporate headquarters. This letter of credit extends annually through February 28, 2020 unless notification of termination is received.

(1)	See Note 9 to the Consolidated Financial Statements for further information with respect to our operating leases.

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

Foreign Currency Exchange Risk

Our subsidiary, TechTarget Limited, was established in July 2006 and is located in London, England. In August 2010 our Hong Kong subsidiary, TechTarget (HK) Limited, was formed in order to facilitate the Company’s activities in the Asia-Pacific region. We also have a sales office in India and a VIE in Beijing, China. Less than 10% of our revenues for the twelve months ended December 31, 2011 were derived from advertisers located outside of North America and our foreign exchange gains/losses were not significant. We currently believe our exposure to foreign currency exchange rate fluctuations is financially immaterial and therefore have not entered into foreign currency hedging transactions. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in the future.

Interest Rate Risk

At December 31, 2011, we had cash, cash equivalents and investments totaling $63.2 million. These amounts were invested primarily in money market accounts and municipal bonds. The cash, cash equivalents and investments were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

Our exposure to market risk also relates to the amount of interest expense we must pay under our revolving credit facility. The advances under this credit facility bear a variable rate of interest determined as a function of the lender’s prime rate or LIBOR. At December 31, 2011, there were no amounts outstanding under our revolving credit facility.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

TechTarget, Inc.

Newton, Massachusetts

We have audited the accompanying consolidated balance sheet of TechTarget, Inc. as of December 31, 2011 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TechTarget, Inc. at December 31, 2011, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TechTarget Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2012 expressed an adverse opinion.

/s/ BDO USA, LLP

Boston, Massachusetts

March 15, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

TechTarget, Inc.

We have audited the accompanying consolidated balance sheet of TechTarget, Inc. as of December 31, 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the two years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TechTarget, Inc. at December 31, 2010, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 16, 2011

TechTarget, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	September 30,
	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$25,786	$32,584
Short-term investments	30,684	17,550
Accounts receivable, net of allowance for doubtful accounts of $1,062 and $1,026 as of December 31, 2011 and 2010, respectively	26,272	24,678
Prepaid expenses and other current assets	1,782	1,021
Deferred tax assets	1,287	729

Total current assets	85,811	76,562
Property and equipment, net	7,942	6,235
Long-term investments	6,751	—
Goodwill	92,519	92,382
Intangible assets, net of accumulated amortization	8,277	10,469
Deferred tax assets	9,743	7,985
Other assets	204	125

Total assets	$211,247	$193,758

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,941	$3,797
Accrued expenses and other current liabilities	2,698	2,131
Accrued compensation expenses	1,199	1,979
Income taxes payable	1,287	226
Contingent consideration	1,405	50
Deferred revenue	5,610	6,603

Total current liabilities	15,140	14,786
Long-term liabilities:
Deferred rent	3,474	3,061
Deferred tax liabilities	2,060	142
Other liabilities	898	1,909

Total liabilities	21,572	19,898
Commitments and Contingencies (Note 9)	—	—
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized; 44,501,390 shares issued and 38,643,512 shares outstanding at December 31, 2011; 42,901,926 shares issued and 37,044,048 shares outstanding at December 31, 2010	45	43
Treasury stock, 5,857,878 shares, at cost	(35,343)	(35,343)
Additional paid-in capital	257,459	246,080
Accumulated other comprehensive (loss) income	(250)	5
Accumulated deficit	(32,236)	(36,925)

Total stockholders’ equity	189,675	173,860

Total liabilities and stockholders’ equity	$211,247	$193,758

See accompanying notes.

TechTarget, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	September 30,	September 30,	September 30,
	For the Years Ended December 31,
	2011	2010	2009
Revenues:
Online	$92,303	$82,330	$72,345
Events	13,195	12,679	14,152

Total revenues	105,498	95,009	86,497

Cost of revenues:
Online(1)	22,373	20,402	20,661
Events(1)	4,765	4,313	5,856

Total cost of revenues	27,138	24,715	26,517

Gross profit	78,360	70,294	59,980

Operating expenses:
Selling and marketing(1)	39,586	37,291	34,125
Product development(1)	7,688	8,661	9,213
General and administrative(1)	13,680	15,530	15,316
Depreciation	2,759	2,389	2,219
Amortization of intangible assets	3,976	4,523	4,714
Restructuring charge	384	—	—

Total operating expenses	68,073	68,394	65,587

Operating income (loss)	10,287	1,900	(5,607)
Interest and other income, net	57	176	267

Income (loss) before provision for (benefit from) income taxes	10,344	2,076	(5,340)
Provision for (benefit from) income taxes	5,655	3,258	(224)

Net income (loss)	$4,689	$(1,182)	$(5,116)

Net income (loss) per common share:
Basic	$0.12	$(0.03)	$(0.12)

Diluted	$0.12	$(0.03)	$(0.12)

Weighted average common shares outstanding:
Basic	38,532	42,771	41,865

Diluted	40,567	42,771	41,865

(1)	Amounts include stock-based compensation expense as follows:

	September 30,	September 30,	September 30,
Cost of online revenue	$273	$173	$454
Cost of events revenue	91	87	94
Selling and marketing	4,713	6,380	6,025
Product development	443	520	535
General and administrative	1,949	3,841	5,515

See accompanying notes.

TechTarget, Inc.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(in thousands, except share and per share data)

	0000	0000	0000	0000	0000	0000	0000	0000	0000
	Common Stock		Treasury Stock				Accumulated
	Number of Shares	$0.001 Par Value	Number of Shares	Cost	Additional Paid-In Capital	Warrants	Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2008	41,616,963	$42	—	$—	$221,597	$2	$(77)	$(30,627)	$190,937

Issuance of common stock from stock options and restricted stock awards	493,002	—			133				133
Excess tax benefit — stock options					(778)				(778)
Stock-based compensation expense					12,623				12,623
Other					(20)				(20)
Comprehensive loss:
Change in fair value of interest rate swap							77		77
Unrealized loss on investments (net of tax benefit of $5)							(4)		(4)
Unrealized gain on foreign currency translation							12		12
Net loss								(5,116)	(5,116)

Comprehensive loss									(5,031)

Balance, December 31, 2009	42,109,965	$42	—	$—	$233,555	$2	$8	$(35,743)	$197,864

Issuance of common stock from stock options and restricted stock awards	791,961	1			1,014				1,015
Purchase of common stock through tender offer			5,857,878	(35,343)					(35,343)
Excess tax benefit — stock options					508				508
Stock-based compensation expense					11,001				11,001
Expiration of warrants					2	(2)			—
Comprehensive loss:
Unrealized loss on investments (net of tax benefit of $8)							(11)		(11)
Unrealized gain on foreign currency translation							8		8
Net loss								(1,182)	(1,182)

Comprehensive loss									(1,185)

Balance, December 31, 2010	42,901,926	$43	5,857,878	$(35,343)	$246,080	$—	$5	$(36,925)	$173,860

Issuance of common stock from stock options and restricted stock awards	1,599,464	2			2,815				2,817
Excess tax benefit — stock options					1,095				1,095
Stock-based compensation expense					7,469				7,469
Comprehensive income:
Unrealized gain on investments (net of tax provision of $10)							14		14
Unrealized loss on foreign currency translation							(269)		(269)
Net income								4,689	4,689

Comprehensive income									4,434

Balance, December 31, 2011	44,501,390	$45	5,857,878	$(35,343)	$257,459	$—	$(250)	$(32,236)	$189,675

See accompanying notes.

TechTarget, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	September 30,	September 30,	September 30,
	For the Years Ended December 31,
	2011	2010	2009
Operating Activities:
Net income (loss)	$4,689	$(1,182)	$(5,116)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,735	6,912	6,933
Provision for bad debt	316	348	221
Amortization of investment premiums	983	1,538	1,668
Stock-based compensation	7,469	11,001	12,623
Non-cash interest expense	—	—	13
Deferred tax benefit	(1,374)	(1,748)	(1,253)
Excess tax benefit—stock options	(2,054)	(337)	130
Other non-cash items	—	—	(20)
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	(1,661)	(7,523)	1,944
Prepaid expenses and other current assets	(760)	931	2,388
Other assets	(81)	2	(1)
Accounts payable	(853)	648	(296)
Income taxes payable	3,174	1,819	398
Accrued expenses and other current liabilities	1,921	(737)	2
Accrued compensation expenses	(779)	1,171	106
Deferred revenue	(1,210)	(2,379)	(347)
Other liabilities	(657)	2,415	340

Net cash provided by operating activities	15,858	12,879	19,733

Investing activities:
Purchases of property and equipment, and other assets	(4,481)	(4,805)	(2,075)
Purchases of investments	(38,211)	(43,486)	(59,868)
Proceeds from sales and maturities of investments	17,370	86,054	41,961
Acquisition of businesses, net of cash acquired	(2,049)	(4,951)	—

Net cash (used in) provided by investing activities	(27,371)	32,812	(19,982)

Financing activities:
Purchase of treasury shares	—	(35,343)	—
Payments on bank term loan payable	—	—	(3,000)
Excess tax benefit—stock options	2,054	337	(130)
Proceeds from exercise of warrants and stock options	2,817	1,015	133

Net cash provided by (used in) financing activities	4,871	(33,991)	(2,997)

Effect of exchange rate changes on cash and cash equivalents	(156)	—	—

Net (decrease) increase in cash and cash equivalents	(6,798)	11,700	(3,246)
Cash and cash equivalents at beginning of period	32,584	20,884	24,130

Cash and cash equivalents at end of period	$25,786	$32,584	$20,884

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$139

Cash paid (refunded) for income taxes	$4,153	$3,157	$(1,942)

Supplemental disclosure of non-cash investing activities:
Accrual for contingent consideration and cash to be paid in connection with an acquisition	$—	$1,063	$—

See accompanying notes.

TechTarget, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2011, 2010 and 2009

(In thousands, except share and per share data, where otherwise noted or instances where expressed in millions)

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

The Company’s integrated content platform consists of a network of approximately 115 websites that are complemented with targeted in-person events. During the critical stages of the purchase decision process, these content offerings meet IT professionals’ needs for expert, peer and IT vendor information, and provide a platform on which IT vendors can launch targeted marketing campaigns which generate measurable, high return on investment (“ROI”). As IT professionals have become increasingly specialized, they have come to rely on the Company’s sector-specific websites for purchasing decision support. The Company’s content enables IT professionals to navigate the complex and rapidly changing IT landscape where purchasing decisions can have significant financial and operational consequences. Based upon the logical clustering of users’ respective job responsibilities and the marketing focus of the products that the Company’s customers are advertising, content offerings are currently categorized across nine distinct media groups: Application Architecture and Development; Channel; CIO/IT Strategy; Data Center and Virtualization Technologies; Business Applications and Analysis; Networking; Security; Storage; and TechnologyGuide.com.

2. Summary of Significant Accounting Policies

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these Notes to the Consolidated Financial Statements.

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, which include KnowledgeStorm, Inc., Bitpipe, Inc., TechTarget Securities Corporation (“TSC”), TechTarget Limited, TechTarget (HK) Limited, TechTarget (Beijing) Information Technology Consulting Co., Ltd. and TechTarget (Australia) Pty Ltd. KnowledgeStorm, Inc. and Bitpipe, Inc. feature websites that provide in-depth vendor generated content targeted to corporate IT professionals. TechTarget Securities Corporation is a Massachusetts Securities Corporation incorporated in 2004. TechTarget Limited is a subsidiary doing business principally in the United Kingdom. TechTarget (HK) Limited (“TTGT HK”) is a subsidiary incorporated in Hong Kong in August 2010 in order to facilitate the Company’s activities in Asia-Pacific. Additionally, as of October 1, 2010, through its wholly-owned subsidiaries, TTGT HK and TechTarget (Beijing) Information Technology Consulting Co., Ltd. (“TTGT Consulting”, incorporated on December 16, 2011), the Company effectively controls a variable interest entity (“VIE”), Keji Wangtuo Information Technology Co., Ltd, (“KWIT”), which was incorporated under the laws of the People’s Republic of China (“PRC”) on November 27, 2007. TechTarget (Australia) Pty Ltd. (incorporated on December 15, 2011) is the entity through which the Company does business in Australia.

PRC laws and regulations prohibit or restrict foreign ownership of Internet-related services and advertising businesses. To comply with these foreign ownership restrictions, the Company operates its websites and provides online advertising services in the PRC through KWIT. The Company entered into certain exclusive agreements with KWIT and its shareholders through TTGT HK, which obligated TTGT HK to absorb all of the risk of loss from KWIT’s activities and entitled TTGT HK to receive all of their residual returns. In addition, the Company entered into certain agreements with the authorized parties through TTGT HK, including Management and Consulting Services, Voting Proxy, Equity Pledge and Option Agreements. On December 31, 2011, TTGT HK assigned all of its rights and obligations to the newly formed wholly foreign-owned enterprise (“WFOE”), TTGT Consulting. The WFOE is established and existing under the laws of the PRC, and is wholly owned by TTGT HK.

Based on these contractual arrangements, the Company consolidates the financial results of KWIT as required by Accounting Standards Codification (“ASC”) subtopic 810-10 (“ASC 810-10”), Consolidation: Overall (Pre-Codification: Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51),

because the Company holds all the variable interests of KWIT through the WFOE, which is the primary beneficiary of KWIT. Despite the lack of technical majority ownership, there exists a parent-subsidiary relationship between the Company and the VIE through the aforementioned agreements, whereby the equity holders of KWIT assigned all of their voting rights underlying their equity interest in KWIT to the WFOE. In addition, through the other aforementioned agreements, the Company demonstrates its ability and intention to continue to exercise the ability to obtain substantially all of the profits and absorb all of the expected losses of KWIT. All significant intercompany accounts and transactions between the Company, its subsidiaries, and KWIT have been eliminated in consolidation.

Reclassifications

In 2011, the Company changed the manner in which it allocates real estate facilities costs to align with actual departmental headcount. Previously, such costs were all included as a part of general and administrative expenses. Amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation. In the year ended December 31, 2010 the reclassification resulted in additional online cost of sales, events cost of sales, sales and marketing and product development expense of $1.4 million, $0.2 million, $1.6 million and $0.6 million, respectively, offset by a decrease in general and administrative expense of $3.8 million. In the year ended December 31, 2009 the reclassification resulted in additional online cost of sales, events cost of sales, sales and marketing and product development expense of $1.3 million, $0.3 million, $1.4 million and $0.5 million, respectively, offset by a decrease in general and administrative expense of $3.5 million.

The Company reclassified stock-based compensation expenses of $0.7 million in fiscal 2009 from general and administrative to sales and marketing in its Consolidated Statement of Operations to conform to the current period presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to revenue, long-lived assets, the allowance for doubtful accounts, stock-based compensation, and income taxes. Estimates of the carrying value of certain assets and liabilities are based on historical experience and on various other assumptions that the Company believes to be reasonable. Actual results could differ from those estimates.

Revenue Recognition

The Company generates substantially all of its revenue from the sale of targeted advertising campaigns which are delivered via its network of websites and events. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

Although each of the Company’s online media offerings can be sold separately, the majority of the Company’s online media sales involve multiple online offerings, which are described in more detail below. During fiscal 2010 and prior, because objective evidence of fair value did not exist for all elements in the Company’s bundled advertising campaigns, no allocation could be made among the various elements, so the Company recognized revenue as one unit of accounting ratably over the term of the arrangement. In September 2009, the Financial Accounting Standards Board (“FASB”) ratified Accounting Standards Update (“ASU”) 2009-13, Revenue Arrangements with Multiple Deliverables, which updates the existing multiple-element revenue arrangements guidance included in ASC 605-25. ASU 2009-13 requires companies to allocate the overall consideration to each deliverable by using a best estimate of selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third party evidence of selling price. The Company adopted the new standard, beginning on January 1, 2011, on a prospective basis. Because neither vendor-specific objective evidence of fair value nor third party evidence of selling price exists for all elements in the Company’s bundled advertising campaigns, the Company uses an estimated selling price which represents management’s best estimate of the stand-alone selling price of deliverables for each deliverable in an arrangement. The Company establishes best estimates considering multiple factors including, but not limited to, class of client, size of transaction, available media inventory, pricing strategies and market conditions. The Company believes the use of the best estimate of selling price allows revenue recognition in a manner consistent with the underlying economics of the transaction. The Company uses the relative selling price method to allocate consideration at the inception of the arrangement to each deliverable in a multiple element arrangement. The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of the deliverable’s best estimated selling price. Revenue is then recognized as delivery occurs. For content posted on websites, revenue recognition is generally over the period the content is available.

The Company evaluates all deliverables of an arrangement at inception and each time an item is delivered, to determine whether they represent separate units of accounting. Based on this evaluation, once the Company has determined that elements for lead generation, branding and events have separate stand-alone value, the arrangement consideration is measured and allocated to each of these elements.

The Company has concluded that adoption of this standard did not materially affect results in the year ended December 31, 2011, nor is it expected to materially affect future periods.

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

•	Custom Content Creation. Custom content revenue is recognized when the creation is completed and delivered to the customer.

•	Content Sponsorships. Content sponsorship revenue is recognized ratably over the period in which the related content vehicle is available on the Company’s websites.

•	List Rentals. List rental revenue is recognized in the period in which the list is sent to our customers.

•	Banners. Banner revenue is recognized in the period in which the banner impressions or clicks occur.

•

Third Party Revenue Sharing Arrangements. Revenue from third party revenue sharing arrangements is recognized on a net basis in the period in which the services are performed. For certain third party agreements where the Company is the primary obligor, revenue is recognized on a gross basis in the period in which the services are performed.

The Company recognizes revenue from cost per lead advertising in the period during which the leads are delivered.

The Company offers customers the ability to purchase integrated Return on Investment (“ROI”) program offerings, which can include any of its online media offerings described above packaged together to address the particular customer’s specific advertising requirements. As part of these offerings, the Company will guarantee a minimum number of qualified sales leads to be delivered over the course of the advertising campaign. Scheduled end dates of advertising campaigns sometimes need to be extended to satisfy lead guarantees or fulfill all elements of the advertising campaign based on delayed receipt of advertising media collateral from the customer. The Company estimates the revenue reserve necessary to properly defer revenue recognition for extended advertising campaigns. These estimates are based on the Company’s experience in managing and fulfilling these integrated ROI program offerings. The Company’s services are generally delivered under short-term contracts that run for the length of a given advertising program, typically less than six months. In general, the Company does not provide for a general right of return on any items that have been delivered.

Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue.

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, short-term and long-term investments, accounts receivable and accounts payable. Due to their short-term nature and liquidity, the carrying value of these instruments approximates their estimated fair values.

Long-Lived Assets

Long-lived assets consist primarily of property and equipment, goodwill and other intangible assets. The Company reviews long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset or an adverse action or a significant decrease in the market price. A specifically identified intangible asset must be recorded as a separate asset from goodwill if either of the following two criteria is met: (1) the intangible asset acquired arises from contractual or other legal rights; or (2) the intangible asset is separable. Accordingly, intangible assets consist of specifically identified intangible assets. Goodwill is the excess of any purchase price over the estimated fair market value of net tangible and intangible assets acquired.

Goodwill and indefinite-lived intangible assets are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life are amortized over their estimated useful lives, which range from one to nine years, using methods of amortization that are expected to reflect the estimated pattern of economic use, and are reviewed for impairment when events or changes in circumstances suggest that the assets may not be recoverable. The Company performs its annual test of impairment of goodwill as of December 31st of each year, and whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. Based on this evaluation, the Company believes that, as of each of the balance sheet dates presented, none of the Company’s goodwill or other long-lived assets were impaired. The Company did not have any intangible assets with indefinite lives as of December 31, 2011 or 2010.

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

Below is a summary of the changes in the Company’s allowance for doubtful accounts for the years ended December 31, 2011, 2010 and 2009.

	September 30,	September 30,	September 30,	September 30,	September 30,
	Balance at Beginning of Period	Provision	Acquired in Business Combinations	Write-offs, Net of Recoveries	Balance at End of Period
Year ended December 31, 2009	$642	$221	$—	$(380)	$483
Year ended December 31, 2010	$483	$348	$238	$(43)	$1,026
Year ended December 31, 2011	$1,026	$593	$(227)	$(330)	$1,062

Property and Equipment

Property and equipment is stated at cost. Property and equipment acquired through acquisitions of businesses are initially recorded at fair value. Depreciation is calculated on the straight-line method based on the month the asset is placed in service over the following estimated useful lives:

September 30,
Estimated Useful Life
Furniture and fixtures	5 years
Computer equipment and software	2–3 years
Internal-use software and website development costs	3–4 years
Leasehold improvements	Shorter of useful life or remaining duration of lease

Property and equipment consists of the following:

	September 30,	September 30,
	As of December 31,
	2011	2010
Furniture and fixtures	$1,217	$703
Computer equipment and software	3,766	4,033
Leasehold improvements	1,263	1,490
Internal-use software and website development costs	9,831	6,666

	16,077	12,892
Less: Accumulated depreciation and amortization	(8,135)	(6,657)

	$7,942	$6,235

Depreciation expense was $2.8 million, $2.4 million and $2.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. Repairs and maintenance charges that do not increase the useful life of the assets are charged to operations as incurred. The Company wrote off approximately $1.3 million, $3.6 million and $0.6 million of fully depreciated assets that were no longer in service during 2011, 2010 and 2009, respectively.

Depreciation expense is classified as a component of Operating Expense in our Consolidated Statements of Operations.

Internal-Use Software and Website Development Costs

The Company capitalizes costs incurred during the development of its website applications and infrastructure as well as certain costs relating to internal-use software. The estimated useful life of costs capitalized is evaluated for each specific project. Capitalized internal-use software and website development costs are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss shall be recognized only if the carrying amount of the asset is not recoverable and exceeds its fair value. The Company capitalized internal-use software and website development costs of $3.2 million, $2.1 million and $1.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

No single customer represented 10% or more of total accounts receivable at December 31, 2011 or 2010. For the year ended December 31, 2011, one customer accounted for 12.8% of total revenue. No single customer accounted for more than 10% of revenue for the years ended December 31, 2010 or 2009.

Income Taxes

The Company’s deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. A valuation allowance is established against net deferred tax assets if, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company records a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return using a “more likely than not” threshold as required by the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes.

The Company recognizes any interest and penalties related to unrecognized tax benefits in income tax expense.

Stock-Based Compensation

At December 31, 2011, the Company had two stock-based employee compensation plans which are more fully described in Note 10. Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized in the Consolidated Statements of Operations using the straight-line method over the vesting period of the award or using the accelerated attribution method if vesting of the award is contingent upon attaining performance goals. The Company uses the Black-Scholes option pricing model to determine the fair value of stock option awards.

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

Foreign Currency

The functional currency for each of the Company’s subsidiaries is each country’s local currency. All assets and liabilities are translated into U.S. dollar equivalents at the exchange rate in effect on the balance sheet date. Revenues and expenses are translated at the average exchange rates for the year. Translation gains or losses are recorded in stockholders’ equity as an element of accumulated other comprehensive income (loss).

Net Income (Loss) Per Share

Basic earnings per share is computed based on the weighted average number of common shares and vested restricted stock awards outstanding during the period. Because the holders of unvested restricted stock awards do not have nonforfeitable rights to dividends or dividend equivalents, the Company does not consider these awards to be participating securities that should be included in its computation of earnings per share under the two-class method. Diluted earnings per share is computed using the weighted average number of common shares and vested restricted stock awards outstanding during the period, plus the dilutive effect of potential future issuances of common stock relating to stock option programs and other potentially dilutive securities using the treasury stock method. In calculating diluted earnings per share, the dilutive effect of stock options and restricted stock awards is computed using the average market price for the respective period. In addition, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense and assumed tax benefit of stock options and restricted stock awards that are in-the-money. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of stock options and restricted stock awards.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share is as follows:

	September 30,	September 30,	September 30,
	For the Years Ended December 31,
	2011	2010	2009
Numerator:
Net income (loss)	$4,689	$(1,182)	$(5,116)

	For the Years Ended December 31,
	2011	2010	2009
Denominator:
Basic:
Weighted average shares of common stock and vested restricted stock awards outstanding	38,531,645	42,770,741	41,864,789

Diluted:
Weighted average shares of common stock and vested restricted stock awards outstanding	38,531,645	42,770,741	41,864,789
Effect of potentially dilutive shares	2,035,806	—	—

Total weighted average shares of common stock and vested restricted stock awards outstanding	40,567,451	42,770,741	41,864,789

Calculation of Net Income (Loss) Per Common Share:
Basic:
Net income (loss) applicable to common stockholders	$4,689	$(1,182)	$(5,116)

Weighted average shares of stock outstanding	38,531,645	42,770,741	41,864,789

Net income (loss) per common share	$0.12	$(0.03)	$(0.12)

Diluted:
Net income (loss) applicable to common stockholders	$4,689	$(1,182)	$(5,116)

Weighted average shares of stock outstanding	40,567,451	42,770,741	41,864,789

Net income (loss) per common share(1)	$0.12	$(0.03)	$(0.12)

(1)

In calculating diluted earnings per share, shares related to outstanding stock options, unvested restricted stock awards and warrants totaling 6.6 million and 6.3 million were excluded for the years ended December 31, 2010 and 2009, respectively, because the effect of including them would be anti-dilutive due to the Company’s loss position for those periods. Additionally, outstanding stock options and unvested restricted stock awards totaling 2.7 million were excluded for the year ended December 31, 2011 because they were anti-dilutive.

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

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which requires entities to present reclassification adjustments included in other comprehensive income on the face of the financial statements and allows entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It also eliminates the option for entities to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. For public companies, ASU 2011-05 is effective for fiscal years (and interim periods within those years) beginning after December 15, 2011, with earlier adoption permitted. ASU 2011-05 impacts disclosure only and, therefore, is not expected to have a material effect on the Company’s consolidated financial statements. In December 2011, the FASB issued ASU No. 2011-12, Topic 220—Comprehensive Income (“ASU 2011-12”), which indefinitely deferred certain provisions of ASU 2011-05, including the requirement to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. This amendment is effective for both annual and interim financial statements beginning after December 15, 2011. The Company’s adoption of ASU 2011-12 will not have an impact on its consolidated results of operations or financial condition.

In December 2010, the FASB issued ASC update No. 2010-28, Intangibles-Goodwill and Other (Topic 350), When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (a consensus of the FASB Emerging Issues Task Force), which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The qualitative factors that an entity should consider when evaluating whether it is more likely than not that a goodwill impairment exists are consistent with the existing guidance for determining whether an impairment exists between annual tests. The adoption of this update did not have a material impact on the Company’s financial statements. This update was effective for fiscal periods beginning after December 15, 2010.

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

3. Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, short-term and long-term investments and contingent consideration. The fair value of these financial assets and liabilities was determined based on three levels of input as follows:

•	Level 1. Quoted prices in active markets for identical assets and liabilities;

•	Level 2. Observable inputs other than quoted prices in active markets; and

•	Level 3. Unobservable inputs.

The fair value hierarchy of the Company’s financial assets and liabilities carried at fair value and measured on a recurring basis is as follows:

	September 30,	September 30,	September 30,	September 30,
		Fair Value Measurements at Reporting Date Using
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$8,361	$8,361	$—	$—
Short-term investments	30,684	—	30,684	—
Long-term investments	6,751	—	6,751	—

Total assets	$45,796	$8,361	$37,435	$—

Liabilities:
Contingent consideration	$1,405	$—	$—	$1,405

Total liabilities	$1,405	$—	$—	$1,405

		Fair Value Measurements at Reporting Date Using
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$23,375	$23,375	$—	$—
Short-term investments	17,550	—	17,550	—
Long-term investments	—	—	—	—

Total assets	$40,925	$23,375	$17,550	$—

Liabilities:
Contingent consideration	$1,007	$—	$—	$1,007

Total liabilities	$1,007	$—	$—	$1,007

(1)	Included in cash and cash equivalents on the accompanying Consolidated Balance Sheet.

Our valuation techniques and Level 3 inputs used to estimate the fair value of contingent consideration payable in connection with acquisitions are described in Note 4.

4. Acquisitions

Computer Weekly

On April 26, 2011 the Company acquired the websites, product offerings, and events associated with Computer Weekly and its sister channel-targeted brand, MicroScope, from Reed Business Information Limited for approximately $2.0 million in cash. Additionally, the Company incurred approximately $0.4 million in restructuring costs relating to redundancy costs of Computer Weekly employees not brought over as part of the acquisition.

In connection with this acquisition, the Company’s allocation of purchase price was approximately $40 of net tangible assets, $0.1 million of goodwill and $1.9 million of intangible assets related to customer relationships, a member database, a non-compete agreement and trade names with estimated useful lives ranging from two to five years.

The estimated fair value of the $1.9 million of acquired intangible assets is assigned as follows:

	September 30,	September 30,
	Useful Life	Estimated Fair Value (in 000’s)
Customer relationship	60 months	$825
Member database	60 months	512
Non-compete agreement	24 months	100
Trade name	60 months	430

Total intangible assets		$1,867

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

Keji Wangtuo Information Technology Co., Ltd.

On October 1, 2010, the Company obtained operating control of Beijing-based Keji Wangtuo Information Technology Co., Ltd. (“KWIT”), an existing TechTarget partner that operates Chinese-language versions of some of the Company’s websites, for $3.2 million in cash. The Chinese websites added to the Company’s media across the Asia-Pacific region.

In connection with this acquisition, the Company recorded $2.5 million of goodwill and $0.7 million of intangible assets related to customer relationships, a non-compete agreement and a member database with estimated useful lives ranging from three to six years.

The estimated fair value of $0.7 million of acquired intangible assets is assigned as follows:

	September 30,	September 30,
	Useful Life	Estimated Fair Value
Customer relationship intangible asset	72 months	$630
Non-compete agreement intangible asset	36 months	60
Member database intangible asset	60 months	60

Total intangible assets		$750

The Company engaged a third party valuation specialist to assist management in determining the fair value of the intangible assets related to the acquisition of operating control of KWIT. To value the customer relationship asset, an income approach was used, specifically a variation of the discounted cash-flow method known as the multi-period excess earnings method. The projected net cash flows for KWIT were tax affected using an effective rate of 25% and then discounted using a discount rate of 28% to calculate the value of the customer relationship asset. To value the non-compete agreement a comparative business valuation method was used. Based on a non-compete term of 36 months, management projected net cash flows for the Company with and without the non-

compete agreement in place. The present value of the sum of the difference between the net cash flows with and without the non-compete agreement in place was calculated, based on a discount rate of 28%. The member database intangible asset was valued using the replacement cost approach. The calculated cost per new member acquired was used to calculate the cost to acquire the members in the KWIT member database.

BeyeNETWORK

On April 12, 2010, the Company acquired certain assets of Powell Media LLC for $1.3 million in cash plus a potential future earnout valued at $0.9 million at the time of the acquisition. Powell Media LLC operated the BeyeNETWORK, a group of online technology sites that provide news, expert information and exclusive resources on the business information management lifecycle, including business intelligence (“BI”) best practices, business analytics, data integration, and data governance. All of the sites’ content is written by industry experts who share their experiences and research in a collection of articles, podcasts, and blogs focused on specific vertical industries. The addition of the BeyeNETWORK complemented the Company’s coverage of the business intelligence market.

In connection with this acquisition, the Company purchased $0.3 million of net tangible assets and recorded $0.9 million of goodwill and $1.0 million of intangible assets related to customer relationships, a member database, a non-compete agreement and trade names with estimated useful lives ranging from three to six years.

The estimated fair value of the $1.0 million of acquired intangible assets is assigned as follows:

	September 30,	September 30,
	Useful Life	Estimated Fair Value
Customer relationship intangible asset	72 months	$460
Member database intangible asset	60 months	350
Non-compete agreement intangible asset	36 months	110
Trade name intangible asset	60 months	100

Total intangible assets		$1,020

The Company engaged a third party valuation specialist to assist management in determining the fair value of the earnout and the intangible assets of Powell Media LLC. The potential future earnout was valued using a probability approach under which the earnout was calculated based on the weighted probability of several forecasted outcomes. The estimated earnout was then discounted using a rate of 23%. Subsequent to the date of acquisition, the estimated fair value of the earnout decreased to $0.8 million as of December 31, 2010 and increased to $1.2 million in 2011 as a result of the passage of time and revised estimates. These balances were included in non-current liabilities and current liabilities on our balance sheet at December 31, 2010 and 2011, respectively, and the earnout was paid in the first quarter of 2012. To value the customer relationship assets, an income approach was used, specifically a variation of the discounted cash-flow method known as the multi-period excess earnings method. The projected net cash flows for Powell Media LLC were tax affected using an effective rate of 41% and then discounted using a discount rate of 23% to calculate the value of the customer relationship asset. Additionally, the present value of the sum of projected tax benefits was added to arrive at the total fair value of the customer relationship asset. The member database intangible asset was valued using the replacement cost approach. The calculated cost per new member acquired was used to calculate the cost to acquire the members in the Powell Media LLC member database. Additionally, the present value of the sum of projected tax benefits was added to the calculated replacement cost to calculate the total fair value of the member database asset. To value the non-compete agreement a comparative business valuation method was used. Based on a non-compete term of 36 months, management projected net cash flows for the Company with and without the non-compete agreement in place. The present value of the sum of the difference between the net cash flows with and without the non-compete agreement in place was calculated, based on a discount rate of 23%. To value the trade name intangible asset a relief from royalty method was used to estimate the pre-tax royalty savings to the Company related to the Powell Media LLC trade names. The projected net cash flows from the pre-tax royalty savings were tax affected using an effective rate of 41% and then discounted using a discount rate of 23% to calculate the value of the trade name intangible asset.

ebizQ.net

On March 1, 2010, the Company acquired ebizQ.net and certain other assets from IT Quadrant, Inc. for $0.5 million in cash plus a potential future earnout valued at $0.6 million at the time of the acquisition. ebizQ.net is a leading website for business and IT decision makers focused on Business Process Management (“BPM”) and Service-Oriented Architecture (“SOA”). ebizQ.net maintains an online community with more than 100,000 members that provides original editorial and independent content from leading industry analysts and experts via blogs, webinars, podcasts, white papers, and virtual events. The addition of ebizQ.net to the Company’s network of technology complemented the Company’s existing web properties, providing access to both IT and Line of Business professionals researching new products and technologies around these disciplines.

In connection with this acquisition, the Company purchased $0.1 million of tangible assets and recorded $0.3 million of goodwill and $0.7 million of intangible assets related to customer relationships, a member database, a non-compete agreement and trade names with estimated useful lives ranging from three to six years.

The estimated fair value of $0.7 million of acquired intangible assets is assigned as follows:

	September 30,	September 30,
	Useful Life	Estimated Fair Value
Customer relationship intangible asset	72 months	$280
Member database intangible asset	60 months	240
Non-compete agreement intangible asset	36 months	80
Trade name intangible asset	60 months	60

Total intangible assets		$660

The Company engaged a third party valuation specialist to assist management in determining the fair value of the earnout and the intangible assets of IT Quadrant, Inc. The potential future earnout was valued using a probability approach under which the earnout was calculated based on the weighted probability of several forecasted outcomes. The estimated earnout was then discounted using a rate of 23%. Subsequent to the date of acquisition, the estimated fair value of the earnout decreased to $0.2 million as of December 31, 2010 as a result of the passage of time and revised estimates. That balance is included in current liabilities on our balance sheet at December 31, 2011, and was paid in the first quarter of 2012. To value the customer relationship assets, an income approach was used, specifically a variation of the discounted cash-flow method known as the multi-period excess earnings method. The projected net cash flows for IT Quadrant, Inc. were tax affected using an effective rate of 41% and then discounted using a discount rate of 23% to calculate the value of the customer relationship asset. Additionally, the present value of the sum of projected tax benefits was added to arrive at the total fair value of the customer relationship asset. The member database intangible asset was valued using the replacement cost approach. The calculated cost per new member acquired was used to calculate the cost to acquire the members in the IT Quadrant, Inc. member database. Additionally, the present value of the sum of projected tax benefits was added to the calculated replacement cost to calculate the total fair value of the member database asset. To value the non-compete agreement a comparative business valuation method was used. Based on a non-compete term of 36 months, management projected net cash flows for the Company with and without the non-compete agreement in place. The present value of the sum of the difference between the net cash flows with and without the non-compete agreement in place was calculated, based on a discount rate of 23%. To value the trade name intangible asset a relief from royalty method was used to estimate the pre-tax royalty savings to the Company related to the IT Quadrant, Inc. trade names. The projected net cash flows from the pre-tax royalty savings were tax affected using an effective rate of 41% and then discounted using a discount rate of 23% to calculate the value of the trade name intangible asset.

5. Cash, Cash Equivalents and Investments

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less at date of purchase. Cash equivalents are carried at cost, which approximates their fair market value. Cash and cash equivalents consisted of the following:

	September 30,	September 30,
	As of December 31,
	2011	2010
Cash	$17,425	$9,209
Money market funds	8,361	23,375

Total cash and cash equivalents	$25,786	$32,584

The Company’s short and long-term investments are accounted for as available for sale securities. These investments are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax. The unrealized gain (loss), net of taxes, was $12 and ($5) as of December 31, 2011 and 2010, respectively. Realized gains and losses on the sale of these investments are determined using the specific identification method. There were no realized gains or losses in 2011. Realized (loss) gains totaled $(146) and $17 in the years ended December 31, 2010 and 2009, respectively. Long-term investments have contractual maturities through December 2013.

Short and long-term investments consisted of the following:

	September 30,	September 30,	September 30,	September 30,
	December 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short and long-term investments:
Municipal bonds	$37,416	$29	$(10)	$37,435

Total short and long-term investments	$37,416	$29	$(10)	$37,435

	December 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short and long-term investments:
Government agency bonds	$2,008	$1	$—	$2,009
Municipal bonds	15,550	2	(11)	15,541

Total short and long-term investments	$17,558	$3	$(11)	$17,550

The Company had nine debt securities in an unrealized loss position at December 31, 2011. All of these securities have been in such a position for less than 12 months; the unrealized loss on these securities was approximately $10 and the fair value was $18.8 million. As of December 31, 2011, the Company does not consider these investments to be other-than-temporarily impaired. All income generated from these investments is recorded as interest income.

6. Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2010 are as follows:

	September 30,	September 30,
	As of December 31,
	2011	2010
Balance as of beginning of period	$92,382	$88,958
Goodwill acquired during the period	147	3,424
Effect of exchange rate changes	(10)	—

Balance as of end of period	$92,519	$92,382

7. Intangible Assets

The following table summarizes the Company’s intangible assets, net:

	September 30,	September 30,	September 30,	September 30,
		As of December 31, 2011
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer, affiliate and advertiser relationships	4-9	$8,928	$(4,509)	$4,419
Developed websites, technology and patents	3	5,400	(4,200)	1,200
Trademark, trade name and domain name	1-7	1,942	(978)	964
Proprietary user information database and internet traffic	5	5,188	(3,669)	1,519
Non-compete agreements	2-3	343	(168)	175

Total intangible assets		$21,801	$(13,524)	$8,277

		As of December 31, 2010
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer, affiliate and advertiser relationships	1-9	$12,879	$(7,654)	$5,225
Developed websites, technology and patents	3-6	5,400	(3,300)	2,100
Trademark, trade name and domain name	1-7	2,373	(1,526)	847
Proprietary user information database and internet traffic	3-5	5,400	(3,354)	2,046
Non-compete agreements	1-3	1,573	(1,322)	251

Total intangible assets		$27,625	$(17,156)	$10,469

Intangible assets are amortized over their estimated useful lives, which range from one to nine years, using methods of amortization that are expected to reflect the estimated pattern of economic use. The remaining amortization expense will be recognized over a weighted-average period of approximately 2.3 years. Amortization expense was $4.0 million, $4.5 million and $4.7 million for the years ended December 31, 2011, 2010 and 2009, respectively. Amortization expense is recorded within operating expenses as the intangible assets consist of customer-related assets and website traffic that the Company considers to be in support of selling and marketing activities. The Company wrote off $7.6 million of fully amortized intangible assets in 2011.

The Company expects amortization expense of intangible assets to be as follows:

September 30,
Years Ending December 31:	Amortization Expense
2012	$3,325
2013	1,776
2014	1,381
2015	1,134
2016	661
Thereafter	—

$8,277

8. Credit Facility

The Company’s $5.0 million revolving credit facility was amended in August 2011, extending its term and adjusting certain other financial terms and covenants. Unless earlier payment is required by an event of default, all principal and unpaid interest will be due and payable on August 31, 2016. At the Company’s option, the Revolving Credit Facility (the “Credit Agreement”) bears interest at either the prime rate less 1.00% or the London Interbank Offered Rate (“LIBOR”) plus the applicable LIBOR margin. The applicable LIBOR margin is based on the ratio of total funded debt to earnings before interest, other income and expense, income taxes, depreciation, and amortization (“EBITDA”) for the preceding four fiscal quarters. As of December 31, 2011, the applicable LIBOR margin was 1.25%, for a rate of 1.83%.

The Company is also required to pay an unused line fee on the daily unused amount of its Revolving Credit Facility at a per annum rate based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters. As of December 31, 2011, the per annum unused line fee rate was 0.20%.

At December 31, 2011 and December 31, 2010 there were no amounts outstanding under the Credit Agreement. There was a $1.5 million standby letter of credit related to the Company’s corporate headquarters lease that was outstanding at December 31, 2011, bringing the Company’s available borrowings on the $5.0 million facility to $3.5 million.

Borrowings under the Credit Agreement are collateralized by a security interest in substantially all assets of the Company. Covenants governing the Credit Agreement include the maintenance of certain financial ratios. At December 31, 2011 the Company was in compliance with all covenants under the Credit Agreement.

9. Commitments and Contingencies

Operating Leases

The Company conducts its operations in leased office facilities under various noncancelable operating lease agreements that expire through March 2020. In August 2009, the Company entered into an agreement to lease approximately 87,875 square feet of office space in Newton, Massachusetts. The lease commenced in February 2010 and has a term of ten years. The Company is receiving certain rent concessions over the life of the lease. In November 2010, the Newton lease was amended to include an additional 8,400 square feet of office space. The amended lease commenced in March 2011 and runs concurrently with the term of the original lease. The Company is receiving certain rent concessions over the life of the amended lease.

Certain of the Company’s operating leases include lease incentives and escalating payment amounts and are renewable for varying periods. The Company is recognizing the related rent expense on a straight-line basis over the term of the lease taking into account the lease incentives and escalating lease payments. Total rent expense under the Company’s leases was approximately $4.0 million, $3.7 million and $3.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Future minimum lease payments under the Company’s noncancelable operating leases at December 31, 2011 are as follows:

September 30,
Years Ending December 31:	Minimum Lease Payments
2012	$4,154
2013	3,416
2014	3,386
2015	3,405
2016	3,483
Thereafter	10,724

$28,568

At December 31, 2011, the Company had an irrevocable standby letter of credit outstanding in the aggregate amount of $1.5 million. This letter of credit supports the lease the Company entered into in 2009 for its corporate headquarters. This letter of credit extends annually through February 28, 2020 unless notification of termination is received.

Net Worth Tax Contingency

In late March 2010, the Company received a letter from the Department of Revenue of the Commonwealth of Massachusetts (the “MA DOR”) requesting documentation demonstrating that TSC has been classified by the MA DOR as a Massachusetts security corporation. Following subsequent correspondence with the MA DOR and a settlement conference on March 22, 2011, the Company received on July 16, 2011 a Notice of Assessment from MA DOR for 2006 and 2007 in the amount of approximately $198 (which amount included all interest and penalties to date) with respect to additional excise taxes on net worth related to TSC. Based on the Company’s previous assessment that it was probable that the MA DOR would require an adjustment to correct TSC’s tax filings such that it will be treated as a Massachusetts business corporation for the applicable years, for the year ended December 31, 2010, the Company recorded a liability of approximately $200, representing its best estimate at that time of the potential net worth tax exposure. The tax benefits available to a Massachusetts security corporation are comprised of (i) a different rate structure (1.32% on gross investment income vs. 9.5% on net income) and (ii) exemption from the 0.26% excise tax on net worth. On January 6, 2012, the Company filed Petitions for Formal Procedure with the Massachusetts Appellate Tax Board and intends to continue to dispute the assessment and believes it has meritorious defenses which it intends to vigorously assert. There were no changes to the net worth tax reserve assessment as of December 31, 2011.

Litigation

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At December 31, 2011 and 2010, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

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

In April 2007, the Board approved the 2007 Stock Option and Incentive Plan (the “2007 Plan”), which was approved by the stockholders and became effective upon the consummation of the Company’s IPO in May 2007. Effective upon the consummation of the IPO, no further awards will be made pursuant to the 1999 Plan, but any outstanding awards under the 1999 Plan will remain in effect and will continue to be subject to the terms of the 1999 Plan. The 2007 Plan allows the Company to grant ISOs, NSOs, stock appreciation rights, deferred stock awards, restricted stock and other awards. Under the 2007 Plan, stock options may not be granted at less than fair market value on the date of grant, and grants generally vest over a four year period. Stock options granted under the 2007 Plan expire no later than ten years after the grant date. The Company has reserved for issuance an aggregate of 2,911,667 shares of common stock under the 2007 Plan plus an additional annual increase to be added automatically on January 1 of each year, beginning on January 1, 2008, equal to the lesser of (a) 2% of the outstanding number of shares of common stock (on a fully-diluted basis) on the immediately preceding December 31 and (b) such lower number of shares as may be determined by the Company’s compensation committee. The number of shares available for issuance under the 2007 Plan is subject to adjustment in the event of a stock split, stock dividend or other change in capitalization. Generally, shares that are forfeited or canceled from awards under the 2007 Plan also will be available for future awards. To date, approximately 4.0 million shares have been added to the plan in accordance with the automatic annual increase. In addition, shares subject to stock options returned to the 1999 Plan, as a result of their expiration, cancellation or termination, are automatically made available for issuance under the 2007 Plan. As of December 31, 2011 a total of 1,437,935 shares were available for grant under the 2007 Plan.

Accounting for Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The Company calculated the fair values of the options granted using the following estimated weighted-average assumptions:

	September 30,	September 30,	September 30,
Years Ended December 31,
	2011	2010	2009
Expected volatility	79%–81.4%	78%-79%	75%-79%
Expected term	6.25 years	6.25 years	6.25 years
Risk-free interest rate	0.9%–2.3%	2.3%-2.85%	2.21%-2.89%
Expected dividend yield	—%	—%	—%
Weighted-average grant date fair value per share	$4.72	$4.92	$4.06

As there was no public market for the Company’s common stock prior to the Company’s IPO in May 2007, and limited historical information on the volatility of its common stock since the date of the Company’s IPO, the Company determined the volatility for options granted in 2011, 2010 and 2009 based on an analysis of the Company’s stock and reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using a weighted average of the historical volatility of the Company’s stock and the peer group of companies for a period equal to the expected life of the option. The expected life of options has been determined utilizing the “simplified” method. The risk-free interest rate is based on a zero coupon United States treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero. The Company applied an estimated annual forfeiture rate based on its historical forfeiture experience of 3.6%, 2.00% and 2.00% in determining the expense recorded in 2011, 2010, and 2009, respectively.

A summary of the stock option activity under the Company’s stock option plan for the year ended December 31, 2011 is presented below:

	September 30,	September 30,	September 30,	September 30,
	Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2010	7,095,090	$6.41
Granted	50,000	6.77
Exercised	(945,473)	2.98
Forfeited	(51,835)	5.69
Canceled	(137,782)	9.16

Options outstanding at December 31, 2011	6,010,000	$6.90	5.3	$3,029

Options exercisable at December 31, 2011	5,296,333	$7.03	4.9	$2,815

Options vested or expected to vest at December 31, 2011(1)	5,955,190	$6.91	5.2	$3,013

(1)

In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

During the years ended December 31, 2011, 2010 and 2009, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $3.8 million, $0.8 million and $1.6 million, respectively, and the total amount of cash received by the Company from exercise of these options was $2.8 million, $1.0 million and $0.1 million, respectively. The total grant date fair value of stock options granted after January 1, 2006 that vested during the years ended December 31, 2011, 2010 and 2009 was $2.5 million, $5.4 million and $6.1 million, respectively.

Restricted Stock Awards

Restricted stock awards are valued at the market price of a share of the Company’s common stock on the date of the grant. A summary of the restricted stock award activity under the 2007 Plan for the year ended December 31, 2011 is presented below:

	September 30,	September 30,	September 30,
	Shares	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Nonvested outstanding at December 31, 2010	2,693,453	$5.92
Granted	118,605	6.87
Vested	(976,169)	6.18
Forfeited	(172,138)	6.77

Nonvested outstanding at December 31, 2011	1,663,751	$5.66	$6,334

The total grant-date fair value of restricted stock awards that vested during the years ended December 31, 2011, 2010 and 2009 was $6.0 million, $5.4 million and $2.4 million, respectively. As of December 31, 2011, there was $9.6 million of total unrecognized compensation expense related to stock options and restricted stock awards which is expected to be recognized over a weighted average period of 2.0 years.

11. Stockholders’ Equity

Preferred Shares Authorized

In April 2007, the Board of Directors authorized 5,000,000 shares of undesignated preferred stock, par value $0.001 per share. No preferred shares have been issued as of December 31, 2011.

Reserved Common Stock

As of December 31, 2011, the Company has reserved 10,196,219 shares of common stock for options outstanding and available for grant under the stock option plans.

Tender Offer

On November 9, 2010, the Company commenced a tender offer to purchase up to 10 million shares of its common stock, representing approximately 23% of the shares of the Company’s common stock issued and outstanding at that time, at a price of $6.00 per share. On November 5, 2010, the last full trading day prior to the announcement of the Company’s intention to make the tender offer, the last reported sale price of the Company’s common stock was $5.13 per share.

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

Warrants

In connection with an acquisition in May 2000, the Company issued to the seller a warrant to purchase 40,625 shares of common stock at a price of $2.36 per share. In 2007, the seller exercised warrants to purchase 30,981 shares of common stock using the conversion rights in the warrants. As a result of the exercise using the conversion rights, the Company issued 26,024 shares of common stock to the seller and cancelled the 4,957 shares received in lieu of payment of the exercise price. In 2008, the seller exercised additional warrants to purchase 8,375 shares of common stock using the conversion rights in the warrants. As result of the exercise using the conversion rights, the Company issued 6,886 shares of common stock to the seller and cancelled the 1,489 shares received in lieu of payment of the exercise price. The balance of the unexercised portion of the warrant expired in the second quarter of 2010.

At December 31, 2009, there were 1,269 shares of the Company’s common stock reserved for the exercise of all warrants. There were no shares reserved for the exercise of warrants at December 31, 2010 or 2011.

12. Income Taxes

The income tax provision for the years ended December 31, 2011, 2010 and 2009 consisted of the following:

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009

Current:
Federal	$5,094	$2,794	$465
State	1,747	2,180	1,223
Foreign	188	32	—

Total current	7,029	5,006	1,688

Deferred:
Federal	(1,025)	(984)	(1,314)
State	(349)	(719)	(598)
Foreign	—	(45)	—

Total deferred	(1,374)	(1,748)	(1,912)

	$5,655	$3,258	$(224)

The income tax provision for the years ended December 31, 2011, 2010 and 2009 differs from the amounts computed by applying the statutory federal income tax rate to the consolidated income (loss) before income taxes as follows:

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
Provision computed at statutory rate	$3,620	$726	$(1,869)
Increase (reduction) resulting from:
Tax exempt interest income	(15)	(105)	(133)
Stock-based compensation	992	1,336	1,426
Other non-deductible expenses	169	132	136
Non-deductible transaction costs	—	42	—
State income tax provision	596	1,055	197
Valuation allowance	149	—	—
Other	144	72	19

Provision for income taxes	$5,655	$3,258	$(224)

Significant components of the Company’s net deferred tax assets and liabilities are as follows:

	September 30,	September 30,
	As of December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$843	$716
Deferred revenue	609	279
Accruals and allowances	812	728
Intangible asset amortization	411	—
Stock-based compensation	7,731	7,221
Deferred rent expense	1,453	1,244

Gross deferred tax assets	11,858	10,188
Less valuation allowance	(827)	(678)

Total deferred tax assets	11,031	9,510
Deferred tax liabilities:
Intangible asset amortization	—	(241)
Depreciation	(2,060)	(698)

Total deferred tax liabilities	(2,060)	(939)

Net deferred tax assets	$8,971	$8,571

As reported:
Current deferred tax assets	$1,431	$729

Non-current deferred tax assets, net	$7,540	$7,842

In evaluating the ability to realize the net deferred tax asset, the Company considers all available evidence, both positive and negative, including past operating results, the existence of cumulative losses in the most recent fiscal years, tax planning strategies that are prudent and feasible, and forecasts of future taxable income. In considering sources of future taxable income, the Company makes certain assumptions and judgments which are based on the plans and estimates used to manage the underlying business of the Company. Changes in the Company’s assumptions and estimates may materially impact income tax expense for the period. The valuation allowance of $827 and $678 at December 31, 2011 and 2010, respectively, relates to China net operating losses (“NOL’s”) and state NOL’s acquired from KnowledgeStorm that the Company determined were not more likely than not to be realized based on projections of future taxable income in California and Georgia. The valuation allowance increased by $149 during the year. To the extent realization of the deferred tax assets for China and the state net operating losses becomes more likely than not, recognition of these acquired tax benefits would reduce income tax expense.

The Company considers the excess of its financial reporting over its tax basis in its investment in foreign subsidiaries essentially permanent in duration and as such has not recognized a deferred tax liability related to this difference.

The amount of unrecognized tax benefits at December 31, 2011 was approximately $0.6 million. The amount of unrecognized tax benefits that impact the effective tax rate, if recognized, is approximately $0.5 million.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2011 and 2010 is as follows:

	September 30,	September 30,
	2011	2010
Balance at beginning of year	$397	$—
Gross increases related to positions taken in prior periods	—	397

Balance at end of year	$397	$397

In March 2010, the Company received a letter from the Department of Revenue of the Commonwealth of Massachusetts (the “MA DOR”) requesting documentation demonstrating that TechTarget Securities Corporation (“TSC”), a wholly-owned subsidiary of the Company, has been classified by the MA DOR as a Massachusetts security corporation. Following subsequent correspondence with the MA DOR and a settlement conference on March 22, 2011, the Company received on July 16, 2011 a Notice of Assessment from MA DOR for 2006 and 2007 in the amount of approximately $198 (which amount included all interest and penalties to date) with respect to additional excise taxes on net worth related to TSC. Based on the Company’s previous assessment that it was probable that the MA DOR would require an adjustment to correct TSC’s tax filings such that it will be treated as a Massachusetts business corporation for the applicable years, for the year ended December 31, 2010, the Company recorded a liability of approximately $200, representing its best estimate at that time of the potential net worth tax exposure. The tax benefits available to a Massachusetts security corporation are comprised of (i) a different rate structure (1.32% on gross investment income vs. 9.5% on net income) and (ii) exemption from the 0.26% excise tax on net worth. On August 17, 2011, the Company filed Applications for Abatement with the MA DOR. On January 6, 2012, the Company filed Petitions under Formal Procedure with the Massachusetts Appellate Tax Board and intends to continue to dispute the assessment and believes it has meritorious defenses which it intends to vigorously assert. There were no changes to the net worth tax reserve assessment as of December 31, 2011.

The Company recognized interest and penalties totaling $59 on its uncertain tax positions in income tax expense in 2011. Tax years 2008 through 2011 are subject to examination by the federal and state taxing authorities. There are no income tax examinations currently in process with the exception of the TSC matter noted above related to the MA DOR.

As of December 31, 2011, the Company had state NOL carryforwards of approximately $17.6 million, which may be used to offset future taxable income. The NOL carryforwards expire at various dates through 2029.

13. Segment Information

The Company views its operations and manages its business as one operating segment based on factors such as how the Company manages its operations and how its executive management team reviews results and makes decisions on how to allocate resources and assess performance.

Geographic Data

Net sales to unaffiliated customers by geographic area were as follows:

	September 30,	September 30,	September 30,
	Years Ended December 31,
	2011	2010	2009
North America	$96,132	$89,767	$83,233
International	9,366	5,242	3,264

Total	$105,498	$95,009	$86,497

14. 401(k) Plan

The Company maintains a 401(k) retirement savings plan (the “Plan”) whereby employees may elect to defer a portion of their salary and contribute the deferred portion to the Plan. The Company contributes an amount equal to 50% of the employee’s contribution to the Plan, up to an annual limit of two thousand dollars. The Company contributed $0.7 million, $0.8 million and $0.7 million to the Plan for the years ended December 31, 2011, 2010 and 2009, respectively. Employee contributions and the Company’s matching contributions are invested in one or more collective investment funds at the participant’s direction. The Company’s matching contributions vest 25% annually and are 100% vested after four consecutive years of service.

15. Quarterly Financial Data (unaudited)

	For the Three Months Ended
	2011				2010
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Total revenues	$22,566	$28,102	$25,892	$28,938	$21,043	$25,073	$22,001	$26,892
Total cost of revenues	6,483	6,962	7,035	6,658	5,880	6,553	6,070	6,213
Total gross profit	16,083	21,140	18,857	22,280	15,163	18,520	15,931	20,679
Total operating expenses	16,103	17,553	16,808	17,610	17,773	17,139	16,356	17,125
Operating (loss) income	(20)	3,587	2,049	4,670	(2,610)	1,381	(425)	3,554
Net (loss) income	$(75)	$1,818	$963	$1,982	$(2,340)	$446	$(612)	$1,324
Net (loss) income per common share:
Basic	$(0.00)	$0.05	$0.03	$0.05	$(0.06)	$0.01	$(0.01)	$0.03
Diluted	$(0.00)	$0.04	$0.02	$0.05	$(0.06)	$0.01	$(0.01)	$0.03

16. Subsequent Events

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

In connection with the preparation of the Form 10-K for the period ended December 31, 2011, management, under the supervision of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), conducted an evaluation of disclosure controls and procedures. Based on that evaluation, and due to the material weakness identified in our internal control over financial reporting described in our accompanying Management’s Annual Report on Internal Controls over Financial Reporting below, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level. As further discussed below under Remediation Plans, management continues to implement measures that we believe will address the material weakness in our internal control over financial reporting.

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

Our management conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. This evaluation included a review of the documentation of controls, evaluation of the design effectiveness of controls, and testing of the operating effectiveness of controls. Because the Company has not fully remediated one of the material weaknesses identified in 2009 and discussed below, management concluded that our internal control over financial reporting was not effective as of December 31, 2011.

The independent registered public accounting firm, BDO USA, LLP, has audited our consolidated financial statements and has issued an attestation report on our internal controls over financial reporting as of December 31, 2011, which is included herein.

Management identified the following material weakness surrounding our internal controls over financial reporting:

Inadequate staffing as well as inadequate and ineffective accounting and reporting system for the processing and reporting of certain complex service revenue transactions. Our staffing inadequacies, coupled with our current accounting and financial reporting system and related internal controls, are inadequate to carry out the volume and level of complexities associated with our online service revenue transactions including the implementation of ASU 2009-13. As such, there exists the reasonable possibility that a material error would not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

There have been changes in the Company’s internal control over financial reporting in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that occurred during the years ended December 31, 2011 to remediate the material weakness identified and communicated in the Company’s Annual Report on Form 10-K for fiscal year 2010 as noted above.

The Company implemented the following measures to strengthen our internal control over financial reporting and to address this material weakness:

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

Remediation Plans

Management identified the following measures to strengthen our internal control over financial reporting and to address the material weakness described above. We believe that these planned actions will adequately address the material weakness.

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

•	Enhance procedures and analyses relating to best estimate of selling price.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

TechTarget, Inc.

Newton, Massachusetts

We have audited TechTarget, Inc.’s (“TechTarget” or the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TechTarget’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to adequately staff as well as design and maintain controls over accounting for revenue arrangements with multiple deliverables has been identified and described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2011 financial statements, and this report does not affect our report dated March 15, 2012 on those financial statements.

In our opinion, TechTarget, Inc. did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of TechTarget, Inc. as of December 31, 2011 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the period ended December 31, 2011 and our report dated March 15, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Boston, Massachusetts

March 15, 2012

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Incorporated by reference from the information in the Company’s proxy statement for the 2012 annual meeting of stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

Item 11.	Executive Compensation.

Incorporated by reference from the information in the Company’s proxy statement for the 2012 annual meeting of stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference from the information in the Company’s proxy statement for the 2012 annual meeting of stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference from the information in the Company’s proxy statement for the 2012 annual meeting of stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

Item 14.	Principal Accounting Fees and Services.

Incorporated by reference from the information in the Company’s proxy statement for the 2012 annual meeting of stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements are filed as part of this Annual Report on Form 10-K. The following consolidated financial statements are included in Item 8:

•	Consolidated Balance Sheets as of December 31, 2011 and 2010

•	Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009

•	Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2011, 2010 and 2009

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009

•	Notes to Consolidated Financial Statements

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

TECHTARGET, INC. Date: March 15, 2012

By:	/s/ GREG STRAKOSCH
Greg Strakosch Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREG STRAKOSCH	Chief Executive Officer and Director	March 15, 2012
Greg Strakosch	(Principal executive officer)

/s/ JEFFREY WAKELY	Chief Financial Officer and Treasurer	March 15, 2012
Jeffrey Wakely	(Principal financial and accounting officer)

/s/ LEONARD FORMAN	Director	March 15, 2012
Leonard Forman

/s/ JAY C. HOAG	Director	March 15, 2012
Jay C. Hoag

/s/ BRUCE LEVENSON	Director	March 15, 2012
Bruce Levenson

/s/ ROGER M. MARINO	Director	March 15, 2012
Roger M. Marino

EXHIBIT INDEX

			Incorporated by Reference to
Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

	Articles of Incorporation and By-Laws

3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant	10-Q	3.1	11/13/2007	001-33472

3.2	Amended and Restated Bylaws of the Registrant	S-1/A	3.3	3/20/2007	333-140503

	Instruments Defining the Rights of Security Holders

4.1	Specimen Stock Certificate for shares of the Registrant’s Common Stock	S-1/A	4.1	4/10/2007	333-140503

	Material Contracts

10.1	Second Amended and Restated Investors’ Rights Agreement by and among the Registrant, the Investors named therein and SG Cowen Securities Corporation, dated as of December 17, 2004	S-1	10.1	2/07/2007	333-140503

10.2	Form of Indemnification Agreement between the Registrant and its Directors and Officers	S-1/A	10.2	5/15/2007	333-140503

10.3#	2007 Stock Option and Incentive Plan	S-1/A	10.3	4/20/2007	333-140503

10.4#	Form of Incentive Stock Option Agreement under the 2007 Stock Option and Incentive Plan	S-1/A	10.4	4/20/2007	333-140503

10.5#	Form of Non-Qualified Stock Option Agreement under the 2007 Stock Option and Incentive Plan	S-1/A	10.5	4/20/2007	333-140503

10.6#	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors	S-1/A	10.5.1	4/27/2007	333-140503

10.7#	Form of Restricted Stock Agreement under the 2007 Stock Option and Incentive Plan	S-1/A	10.6	4/20/2007	333-140503

10.8#	Form of Restricted Stock Unit Agreement under the 2007 Stock Option and Incentive Plan	10-K	10.8	3/31/2008	001-33472

10.9#	Restricted Stock Unit Agreement, dated December 18, 2007, by and between the Registrant and Kevin Beam	10-K	10.9	3/31/2008	001-33472

10.10#	Restricted Stock Unit Agreement, dated December 18, 2007, by and between the Registrant and Don Hawk	10-K	10.10	3/31/2008	001-33472

			Incorporated by Reference to
Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

10.11#	Restricted Stock Unit Agreement, dated December 18, 2007, by and between the Registrant and Rick Olin	10-K	10.11	3/31/2008	001-33472

10.12#	Restricted Stock Unit Agreement, dated December 18, 2007, by and between the Registrant and Greg Strakosch	10-K	10.13	3/31/2008	001-33472

10.13#	Executive Incentive Bonus Plan	S-1/A	10.7	4/20/2007	333-140503

10.14#	1999 Stock Option Plan	S-1	10.8	2/07/2007	333-140503

10.15#	Form of Incentive Stock Option Grant Agreement under the 1999 Stock Option Plan (for grants prior to September 27, 2006)	S-1	10.9	2/07/2007	333-140503

10.16#	Form of Incentive Stock Option Grant Agreement under the 1999 Stock Option Plan (for grants on or after September 27, 2006)	S-1	10.10	2/07/2007	333-140503

10.17#	Form of Incentive Stock Option Grant Agreement under the 1999 Stock Option Plan (for grants to executives)	S-1/A	10.10.1	5/01/2007	333-140503

10.18#	Form of Nonqualified Stock Option Grant Agreement under the 1999 Stock Option Plan	S-1	10.11	2/07/2007	333-140503

10.19	Credit Facility Agreement between the Registrant and Citizens Bank of Massachusetts, dated August 30, 2006	S-1	10.16	2/07/2007	333-140503

10.20#	Amended and Restated Employment Agreement, dated January 17, 2008, by and between the Registrant and Greg Strakosch	10-K	10.25	3/31/2008	001-33472

10.21#	Amended and Restated Employment Agreement, dated January 17, 2008, by and between the Registrant and Don Hawk	10-K	10.26	3/31/2008	001-33472

10.22#	Amended and Restated Employment Agreement, dated January 17, 2008, by and between the Registrant and Kevin Beam	10-K	10.28	3/31/2008	001-33472

10.23#	Amended and Restated Employment Agreement, dated January 17, 2008, by and between the Registrant and Rick Olin	10-K	10.29	3/31/2008	001-33472

10.24#	Employment Agreement, by and between the Registrant and Jeffrey Wakely	8-K	10.1	5/3/2010	001-33472

10.25	Lease Agreement by and between MA-Riverside Project L.L.C., as landlord and TechTarget, Inc., as tenant	8-K	10.1	8/7/2009	001-33472

			Incorporated by Reference to
Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

10.26	First Amendment to Lease Agreement, by and between the Registrant and MA-Riverside Project L.L.C. for the premises located at One Riverside Center, 275 Grove Street, Newton, Massachusetts, dated November 18, 2010	8-K	10.1	11/22/10	001-33472

10.27	First Amendment (dated August 30, 2007) to Credit Facility Agreement dated August 30, 2006 between the Registrant and Citizens Bank of Massachusetts	10-Q	10.1	2/8/2010	001-33472

10.28	Second Amendment (dated December 18, 2008) to Credit Facility Agreement between the Registrant and Citizens Bank of Massachusetts, dated August 30, 2006	10-Q	10.2	2/8/2010	001-33472

10.29	Third Amendment (dated December 17, 2009) to Credit Facility Agreement dated August 30, 2006 between the Registrant and Citizens Bank of Massachusetts	10-Q	10.3	2/8/2010	001-33472

10.30	First Amendment (dated December 17, 2009) to Revolving Promissory Note dated August 30, 2006 between the Registrant and Citizens Bank of Massachusetts	10-Q	10.4	2/8/2010	001-33472

10.31	Waiver of Specified Covenants (dated December 17, 2009) for Credit Facility Agreement dated August 30, 2006 between the Registrant and Citizens Bank of Massachusetts, now known as RBS Citizens, National Association	10-Q	10.5	2/8/2010	001-33472

10.32	Waiver of Specified Covenants (dated January 28, 2010) for Credit Facility Agreement dated August 30, 2006 between the Registrant and Citizens Bank of Massachusetts, now known as RBS Citizens, National Association	10-Q	10.6	2/8/2010	001-33472

10.33	Fourth Amendment (dated August 30, 2011) to Credit Facility Agreement dated August 30, 2006 between the Registrant and Citizens Bank of Massachusetts	8-K	10.1	9/2/2011	001-33472

10.34#	Amended and Restated Restricted Stock Unit Agreement, dated August 10, 2009, by and between the Registrant and Michael Cotoia	10-K	10.33	3/16/2011	001-33472

10.35#	Employment Agreement dated as of January 1, 2012 between the Registrant and Michael Cotoia	8-K	10.1	1/10/2012	001-33472

*10.36#	Amendment and Waiver to Amended and Restated Employment Agreement between the Registrant and Kevin Beam (dated January 10, 2012)

Incorporated by Reference to
Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

*10.37#	Amendment and Waiver to Amended and Restated Employment Agreement between the Registrant and Don Hawk (dated January 10, 2012)

Additional Exhibits

*21.1	List of Subsidiaries

*23.1	Consent of BDO USA, LLP

*23.2	Consent of Ernst & Young LLP

*31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

*31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

Incorporated by Reference to
Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

*32.1	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Agreement and Plan of Merger by and among the Registrant, Catapult Acquisition Corp. and KnowledgeStorm, Inc. dated November 1, 2007	8-K	99.1	11/07/2007	001-33472

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

#	Management contract or compensatory plan or arrangement filed as an Exhibit to this report pursuant to 15(a) and 15(c) of Form 10-K.

†

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.