Form 10-Q
period 2012-03-31
TechTarget Inc
filed 2012-05-10
CIK 1293282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The registrant had 39,350,338 shares of Common Stock, $0.001 par value per share, outstanding as of April 30, 2012.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TECHTARGET, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,682	$25,786
Short-term investments	28,397	30,684
Accounts receivable, net of allowance for doubtful accounts of $1,322 and $1,062 as of March 31, 2012 and December 31, 2011, respectively	29,612	26,272
Prepaid expenses and other current assets	3,252	1,782
Deferred tax assets	1,283	1,287

Total current assets	87,226	85,811
Property and equipment, net	8,658	7,942
Long-term investments	7,759	6,751
Goodwill	92,524	92,519
Intangible assets, net of accumulated amortization	7,395	8,277
Deferred tax assets	9,502	9,743
Other assets	353	204

Total assets	$213,417	$211,247

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,531	$2,941
Accrued expenses and other current liabilities	3,391	2,698
Accrued compensation expenses	649	1,199
Income taxes payable	—	1,287
Contingent consideration	—	1,405
Deferred revenue	7,564	5,610

Total current liabilities	15,135	15,140
Long-term liabilities:
Deferred rent	3,414	3,474
Deferred tax liabilities	2,060	2,060
Other liabilities	891	898

Total liabilities	21,500	21,572
Commitments and contingencies (Note 8)	—	—
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 45,126,345 shares issued and 39,268,467 shares outstanding at March 31, 2012 and 44,501,390 shares issued and 38,643,512 shares outstanding at December 31, 2011	45	45
Treasury stock	(35,343)	(35,343)
Additional paid-in capital	259,206	257,459
Accumulated other comprehensive loss	(121)	(250)
Accumulated deficit	(31,870)	(32,236)

Total stockholders’ equity	191,917	189,675

Total liabilities and stockholders’ equity	$213,417	$211,247

See accompanying notes.

TECHTARGET, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share data)

	For the Three Months Ended March 31,
	2012	2011
	(Unaudited)
Revenues:
Online	$22,071	$20,380
Events	1,643	2,186

Total revenues	23,714	22,566

Cost of revenues:
Online (1)	6,041	5,606
Events (1)	764	877

Total cost of revenues	6,805	6,483

Gross profit	16,909	16,083
Operating expenses:
Selling and marketing (1)	9,163	8,631
Product development (1)	1,855	1,946
General and administrative (1)	3,649	3,799
Depreciation	767	641
Amortization of intangible assets	937	1,086

Total operating expenses	16,371	16,103

Operating income (loss)	538	(20)

Interest income, net	25	6

Income (loss) before provision for income taxes	563	(14)

Provision for income taxes	198	61

Net income (loss)	$365	$(75)

Net income (loss) per common share:
Basic	$0.01	$(0.00)

Diluted	$0.01	$(0.00)

Weighted average common shares outstanding:
Basic	39,862	37,940

Diluted	40,853	37,940

Comprehensive income (loss)	$494	$(54)

(1) Amounts include stock-based compensation expense as follows:
Cost of online revenue	$53	$70
Cost of events revenue	4	22
Selling and marketing	731	1,158
Product development	65	106
General and administrative	441	644

See accompanying notes.

TECHTARGET, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
Operating Activities:
Net income (loss)	$365	$(75)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,704	1,727
Provision for bad debt	271	130
Amortization of investment premiums	330	117
Stock-based compensation expense	1,294	2,000
Deferred tax benefit	(5)	(219)
Excess tax benefit – stock options	(198)	(403)
Changes in operating assets and liabilities:
Accounts receivable	(3,536)	(1,255)
Prepaid expenses and other current assets	(1,462)	(572)
Other assets	(141)	(68)
Accounts payable	585	91
Income taxes payable	(1,089)	(1,016)
Accrued expenses and other current liabilities	(905)	586
Accrued compensation expenses	(379)	(1,351)
Deferred revenue	1,738	605
Other liabilities	(66)	381

Net cash (used in) provided by operating activities	(1,494)	678

Investing activities:
Purchases of property and equipment, and other assets	(1,481)	(1,162)
Purchases of investments	(1,040)	(6,829)
Proceeds from sales and maturities of investments	2,000	8,345

Net cash (used in) provided by investing activities	(521)	354

Financing activities:
Excess tax benefit—stock options	198	403
Proceeds from exercise of stock options	497	560

Net cash provided by financing activities	695	963
Effect of exchange rate changes on cash and cash equivalents	216	—
Net (decrease) increase in cash and cash equivalents	(1,104)	1,995
Cash and cash equivalents at beginning of period	25,786	32,584

Cash and cash equivalents at end of period	$24,682	$34,579

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—

Cash paid for taxes	$1,979	$1,330

See accompanying notes.

TECHTARGET, INC.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data, where otherwise noted or instances where expressed in millions)

1. Organization and Operations

TechTarget, Inc. (the “Company”) is a leading provider of specialized online content and brand advertising that brings together buyers and sellers of corporate information technology (“IT”) products. The Company sells customized marketing programs that enable IT vendors to reach corporate IT decision makers who are actively researching specific IT purchases. Online content is specifically defined as those advertising and media offerings being available to users via Internet websites as opposed to traditional “offline” media offerings available in print, radio and television advertising.

The Company’s integrated content platform consists of a network of over 115 websites that are complemented with targeted in-person events. During the critical stages of the purchase decision process, these content offerings meet IT professionals’ needs for expert, peer and IT vendor information, and provide a platform on which IT vendors can launch targeted marketing campaigns which generate measurable, high return on investment (“ROI”). As IT professionals have become increasingly specialized, they have come to rely on the Company’s sector-specific websites for purchasing decision support. The Company’s content enables IT professionals to navigate the complex and rapidly changing IT landscape where purchasing decisions can have significant financial and operational consequences. Based upon the logical clustering of users’ respective job responsibilities and the marketing focus of the products that the Company’s customers are advertising, content offerings are currently categorized across nine distinct media groups: Application Architecture and Development; Channel; CIO/IT Strategy; Data Center and Virtualization Technologies; Business Applications and Analytics; Networking; Security; Storage; and TechnologyGuide.com.

2. Summary of Significant Accounting Policies

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these Notes to Consolidated Financial Statements.

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, which include KnowledgeStorm, Inc., Bitpipe, Inc., TechTarget Securities Corporation (“TSC”), TechTarget Limited, TechTarget (HK) Limited, TechTarget (Beijing) Information Technology Consulting Co., Ltd., TechTarget (Australia) Pty Ltd. and TechTarget (Singapore) Pte Ltd. KnowledgeStorm, Inc. and Bitpipe, Inc. feature websites that provide in-depth vendor generated content targeted to corporate IT professionals. TechTarget Securities Corporation is a Massachusetts security corporation incorporated in 2004. TechTarget Limited is a subsidiary doing business principally in the United Kingdom. TechTarget (HK) Limited (“TTGT HK”) is a subsidiary incorporated in Hong Kong in order to facilitate the Company’s activities in Asia-Pacific. Additionally, through its wholly-owned subsidiaries, TTGT HK and TechTarget (Beijing) Information Technology Consulting Co., Ltd. (“TTGT Consulting”, incorporated on December 16, 2011), the Company effectively controls a variable interest entity (“VIE”), Keji Wangtuo Information Technology Co., Ltd., (“KWIT”), which was incorporated under the laws of the People’s Republic of China (“PRC”) on November 27, 2007. TechTarget (Australia) Pty Ltd. (incorporated on December 15, 2011), and TechTarget (Singapore) Pte Ltd. (incorporated on February 12, 2012) are the entities through which the Company does business in Australia and Singapore, respectively.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (generally accepted accounting principles, or “GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown, are of a normal recurring nature and have been reflected in the consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of results to be expected for any other interim periods or for the full year. The information included in these consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report and the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

The majority of the Company’s online media sales involve multiple product offerings, which are described in more detail below. Because neither vendor-specific objective evidence of fair value nor third party evidence of selling price exists for all elements in the Company’s bundled product offerings, the Company uses an estimated selling price which represents management’s best estimate of the stand-alone selling price of deliverables for each deliverable in an arrangement. The Company establishes best estimates considering multiple factors including, but not limited to, class of client, size of transaction, available media inventory, pricing strategies and market conditions. The Company believes the use of the best estimate of selling price allows revenue recognition in a manner consistent with the underlying economics of the transaction. The Company uses the relative selling price method to allocate consideration at the inception of the arrangement to each deliverable in a multiple element arrangement. The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of the deliverable’s best estimated selling price. Revenue is then recognized as delivery occurs.

The Company evaluates all deliverables of an arrangement at inception and each time an item is delivered, to determine whether they represent separate units of accounting. Based on this evaluation, the arrangement consideration is measured and allocated to each of these elements.

Event Sponsorships. Revenue from vendor-sponsored events, whether sponsored exclusively by a single vendor or in a multi-vendor sponsored event, is recognized upon completion of the event in the period the event occurs. The majority of the Company’s events are free to qualified attendees; however, certain events are based on a paid attendee model. The Company recognizes revenue for paid attendee events upon completion of the event.

Online Media. Revenue for lead generation campaigns is recognized as follows:

•

Beginning in the period ending March 31, 2012, the Company’s lead generation campaigns all offer the Activity Intelligence Dashboard. Accordingly, in order to manage the lead generation component, the Company has changed its operational approach and the manner in which it sells its products. Instead of selling individual elements, it sells various lead generation campaigns with the Dashboard. Revenue is recognized ratably over the duration of the campaigns. As part of these offerings, the Company will guarantee a minimum number of qualified leads to be delivered over the course of the advertising campaign. The Company determines the content necessary to achieve performance guarantees. Scheduled end dates of advertising campaigns sometimes need to be extended to satisfy lead guarantees.

•	In 2011, revenue for elements of lead generation campaigns was recognized as follows:

•	White Papers. White paper revenue was recognized ratably over the period in which the white paper was available on the Company’s websites.

•

Webcasts, Podcasts, Videocasts and Virtual Trade Shows. Webcast, podcast, videocast, virtual trade show and similar content revenue was recognized ratably over the period in which the webcast, podcast, videocast or virtual trade show was available on the Company’s websites.

As part of these offerings, the Company will guarantee a minimum number of qualified leads to be delivered over the course of the advertising campaign. Scheduled end dates of advertising campaigns sometimes need to be extended to satisfy lead guarantees or fulfill all elements of the advertising campaign based on delayed receipts of advertising media collateral from the customer.

Revenue for other online media offerings is recognized as follows for both 2011 and the period ending March 31, 2012:

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

The Company recognizes revenue from cost per lead advertising in the period during which the leads are delivered to our customers.

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

Goodwill and indefinite-lived intangible assets are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life are amortized over their estimated useful lives, which range from one to nine years, using methods of amortization that are expected to reflect the estimated pattern of economic use, and are reviewed for impairment when events or changes in circumstances suggest that the assets may not be recoverable. The Company performs its annual test of impairment of goodwill as of December 31st of each year, and whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. Based on this evaluation, the Company believes that, as of each of the balance sheet dates presented, none of the Company’s goodwill or other long-lived assets were impaired. The Company did not have any intangible assets with indefinite lives as of March 31, 2012 or December 31, 2011.

Internal-Use Software and Website Development Costs

The Company capitalizes costs incurred during the development of its website applications and infrastructure as well as certain costs relating to internal-use software. The estimated useful life of costs capitalized is evaluated for each specific project. Capitalized internal-use software and website development costs are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized only if the carrying amount of the asset is not recoverable and exceeds its fair value. The Company capitalized internal-use software and website development costs of $0.9 million and $0.8 million for the three months ended March 31, 2012 and 2011, respectively.

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

Stock-Based Compensation

The Company has two stock-based employee compensation plans which are more fully described in Note 10. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized in the Statement of Operations using the straight-line method over the vesting period of the award or using the accelerated method if the award is contingent upon performance goals. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock option awards.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”), which provides common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands ASC 820 disclosure requirements, particularly for Level 3 fair value measurements. ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011. The adoption of this standard in the first quarter of 2012 did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which requires entities to present reclassification adjustments included in other comprehensive income on the face of the financial statements and allows entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It also eliminates the option for entities to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. For public companies, ASU 2011-05 is effective for fiscal years (and interim periods within those years) beginning after December 15, 2011, with earlier adoption permitted. In December 2011, the FASB issued ASU No. 2011-12, Topic 220—Comprehensive Income (“ASU 2011-12”), which indefinitely deferred certain provisions of ASU 2011-05, including the requirement to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. This amendment is effective for both annual and interim financial statements beginning after December 15, 2011. Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under existing guidance. The Company adopted these ASUs using a single continuous statement in Q1 2012 for all periods presented. The Company’s adoption of ASU 2011-12 did not have an impact on its consolidated results of operations or financial condition.

In September 2011, the FASB issued ASU 2011-08, Testing for Goodwill Impairment, which amends current goodwill impairment testing guidance by providing entities with an option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

3. Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, short and long-term investments and contingent consideration. The fair value of these financial assets and liabilities was determined based on three levels of input as follows:

•	Level 1. Quoted prices in active markets for identical assets and liabilities;

•	Level 2. Observable inputs other than quoted prices in active markets; and

•	Level 3. Unobservable inputs.

The fair value hierarchy of the Company’s financial assets and liabilities carried at fair value and measured on a recurring basis is as follows:

		Fair Value Measurements at Reporting Date Using
	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Unaudited)
Assets:
Money market funds(1)	$9,660	$9,660	$—	$—
Short-term investments(2)	28,397	—	28,397	—
Long-term investments(2)	7,759	—	7,759	—

Total	$45,816	$9,660	$36,156	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$8,361	$8,361	$—	$—
Short-term investments(2)	30,684	—	30,684	—
Long-term investments(2)	6,751	—	6,751	—

Total	$45,796	$8,361	$37,435	$—

Liabilities:
Contingent consideration(3)	$1,405	$—	$—	$1,405

Total liabilities	$1,405	$—	$—	$1,405

(1)	Included in cash and cash equivalents on the accompanying consolidated balance sheets; valued at quoted market prices in active markets.
(2)	Our short and long-term investments consist of municipal bonds; their fair value is calculated using an interest rate yield curve for similar instruments.
(3)	The fair value of contingent consideration payable in connection with acquisitions was determined using a probability approach under which the contingent consideration was calculated based on the weighted probability of several forecasted outcomes and discounted using an applicable rate.

4. Cash, Cash Equivalents and Investments

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less at date of purchase. Cash equivalents are carried at cost, which approximates their fair market value. Cash and cash equivalents consisted of the following:

	March 31, 2012	December 31, 2011
	(Unaudited)
Cash	$15,022	$17,425
Money market funds	9,660	8,361

Total cash and cash equivalents	$24,682	$25,786

The Company’s short and long-term investments are accounted for as available for sale securities. These investments are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive (loss) income, a component of stockholders’ equity, net of tax. The unrealized (loss) gain, net of taxes, was $(7) and $12 as of March 31, 2012 and December 31, 2011, respectively. Realized gains and losses on the sale of these investments are determined using the specific identification method. There were no realized gains or losses during the three months ended March 31, 2012 or 2011.

Short and long-term investments consisted of the following:

	March 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Unaudited)
Short and long-term investments:
Municipal bonds	$36,126	$37	$(7)	$36,156

Total short and long-term investments	$36,126	$37	$(7)	$36,156

	December 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short and long-term investments:
Municipal bonds	$37,416	$29	$(10)	$37,435

Total short and long-term investments	$37,416	$29	$(10)	$37,435

The Company had five debt securities in an unrealized loss position at March 31, 2012. All of these securities have been in such a position for less than 12 months. The unrealized loss on those securities was approximately $7 and the fair value was $9.7 million. As of March 31, 2012, the Company does not consider these investments to be other-than-temporarily impaired.

Municipal bonds have contractual maturity dates within twenty-nine months. All income generated from these investments is recorded as interest income.

5. Intangible Assets

Intangible assets subject to amortization as of March 31, 2012 and December 31, 2011 consist of the following:

		As of March 31, 2012
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
			(Unaudited)
Customer, affiliate and advertiser relationships	4 – 9	$8,956	$(4,847)	$4,109
Developed websites	3	5,400	(4,425)	975
Trademark, trade name and domain name	1 - 7	1,831	(938)	893
Proprietary user information database and Internet traffic	5	5,206	(3,933)	1,273
Non-compete agreements	2 - 3	346	(201)	145

Total intangible assets		$21,739	$(14,344)	$7,395

		As of December 31, 2011
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer, affiliate and advertiser relationships	4 - 9	$8,928	$(4,509)	$4,419
Developed websites	3	5,400	(4,200)	1,200
Trademark, trade name and domain name	1 - 7	1,942	(978)	964
Proprietary user information database and Internet traffic	5	5,188	(3,669)	1,519
Non-compete agreements	2 - 3	343	(168)	175

Total intangible assets		$21,801	$(13,524)	$8,277

Intangible assets are amortized over their estimated useful lives, which range from one to nine years, using methods of amortization that are expected to reflect the estimated pattern of economic use. The remaining amortization expense will be recognized over a weighted-average period of approximately 2.19 years. Amortization expense was $0.9 million and $1.1 million for the three month periods ended March 31, 2012 and 2011. Amortization expense is recorded within operating expenses as the intangible assets consist of customer-related assets and website traffic that the Company considers to be in support of selling and marketing activities.

The Company expects amortization expense of intangible assets to be as follows:

Years Ending December 31:	Amortization Expense
(Unaudited)
2012 (April 1st – December 31st)	$2,404
2013	1,788
2014	1,393
2015	1,146
2016	664
Thereafter	—

$7,395

6. Net Income (Loss) Per Common Share

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per common share is as follows:

	For the Three Months Ended March 31,
	2012	2011
	(Unaudited)
Numerator:
Net income (loss)	$365	$(75)

Denominator:
Basic:
Weighted average shares of common stock outstanding	39,862,329	37,940,422

Diluted:
Weighted average shares of common stock outstanding	39,862,329	37,940,422
Effect of potentially dilutive shares (1)	990,509	—

Total weighted average shares of common stock outstanding	40,852,838	37,940,422

Net Income (Loss) Per Common Share:
Basic net income (loss) per common share	$0.01	$(0.00)

Diluted net income (loss) per common share	$0.01	$(0.00)

(1)	In calculating diluted earnings per share, 4,065,883 and 3,093,744 shares related to outstanding stock options and unvested restricted stock awards were excluded for the three months ended March 31, 2012 and 2011, respectively, because they were anti-dilutive.

7. Bank Term Loan Payable

The Company’s $5.0 million revolving credit facility was amended in August 2011, extending its term and adjusting certain other financial terms and covenants. Unless earlier payment is required by an event of default, all principal and unpaid interest will be due and payable on August 31, 2016. At the Company’s option, the Revolving Credit Facility (the “Credit Agreement”) bears interest at either the prime rate less 1.00% or the London Interbank Offered Rate (“LIBOR”) plus the applicable LIBOR margin. The applicable LIBOR margin is based on the ratio of total funded debt to earnings before interest, other income and expense, income taxes, depreciation, and amortization (“EBITDA”) for the preceding four fiscal quarters. As of March 31, 2012, the applicable LIBOR margin was 1.25%.

The Company is also required to pay an unused line fee on the daily unused amount of its Revolving Credit Facility at a per annum rate based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters. As of March 31, 2012, the per annum unused line fee rate was 0.20%.

At March 31, 2012 and December 31, 2011 there were no amounts outstanding under the Credit Agreement. There was a $1.5 million standby letter of credit related to the Company’s corporate headquarters lease that was outstanding at March 31, 2012, bringing the Company’s available borrowings on the $5.0 million facility to $3.5 million.

Borrowings under the Credit Agreement are collateralized by a security interest in substantially all assets of the Company. Covenants governing the Credit Agreement include the maintenance of certain financial ratios. At March 31, 2012 the Company was in compliance with all covenants under the Credit Agreement.

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

Future minimum lease payments under the Company’s noncancelable operating leases at March 31, 2012 are as follows:

Years Ending December 31:	Minimum Lease Payments
(Unaudited)
2012 (April 1st – December 31st)	$3,091
2013	3,424
2014	3,394
2015	3,413
2016	3,490
Thereafter	10,722

$27,534

The Company has an irrevocable standby letter of credit outstanding in the aggregate amount of $1.5 million. This letter of credit supports the lease the Company entered into in 2009 for its corporate headquarters. This letter of credit extends, subject to certain reductions, annually through February 28, 2020 unless notification of termination is received.

Net Worth Tax Contingency

In late March 2010, the Company received a letter from the Department of Revenue of the Commonwealth of Massachusetts (the “MA DOR”) requesting documentation demonstrating that TSC has been classified by the MA DOR as a Massachusetts security corporation. Following subsequent correspondence with the MA DOR and a settlement conference on March 22, 2011, the Company received on July 16, 2011 a Notice of Assessment from MA DOR for 2006 and 2007 in the amount of approximately $198 (which amount included all interest and penalties to date) with respect to additional excise taxes on net worth related to TSC. Based on the Company’s previous assessment that it was probable that the MA DOR would require an adjustment to correct TSC’s tax filings such that it will be treated as a Massachusetts business corporation for the applicable years, for the year ended December 31, 2010, the Company recorded a liability of approximately $200, representing its best estimate at that time of the potential net worth tax exposure. The tax benefits available to a Massachusetts security corporation are comprised of (i) a different rate structure (1.32% on gross investment income vs. 9.5% on net income) and (ii) exemption from the 0.26% excise tax on net worth. On August 17, 2011, the Company filed Applications for Abatement with the MA DOR. On January 6, 2012, the Company filed Petitions for Formal Procedure with the Massachusetts Appellate Tax Board and intends to continue to dispute the assessment and believes it has meritorious defenses which it intends to vigorously assert. There were no changes to the net worth tax reserve assessment as of March 31, 2012.

Litigation

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At March 31, 2012 and December 31, 2011, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

9. Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during a period, except those resulting from investments by stockholders and distributions to stockholders. For the three months ended March 31, 2012 and 2011 the Company’s comprehensive income (loss) is as follows:

	For the Three Months Ended March 31,
	2012	2011
	(Unaudited)
Net income (loss)	$365	$(75)
Other comprehensive income:
Unrealized gain on investments (net of tax effect of $4 and $2, respectively)	7	4
Unrealized gain on foreign currency exchange	122	17

Other comprehensive income	129	21

Total comprehensive income (loss)	$494	$(54)

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

In April 2007, the Board approved the 2007 Stock Option and Incentive Plan (the “2007 Plan”), which was approved by the stockholders and became effective upon the consummation of the Company’s IPO in May 2007. Effective upon the consummation of the IPO, no further awards were made pursuant to the 1999 Plan, but any outstanding awards under the 1999 Plan will remain in effect and will continue to be subject to the terms of the 1999 Plan. The 2007 Plan allows the Company to grant ISOs, NSOs, stock appreciation rights, deferred stock awards, restricted stock and other awards. Under the 2007 Plan, stock options may not be granted at less than fair market value on the date of grant, and grants generally vest over a four year period. Stock options granted under the 2007 Plan expire no later than ten years after the grant date. The Company has reserved for issuance an aggregate of 2,911,667 shares of common stock under the 2007 Plan plus an additional annual increase to be added automatically on January 1 of each year, beginning on January 1, 2008, equal to the lesser of (a) 2% of the outstanding number of shares of common stock (on a fully-diluted basis) on the immediately preceding December 31 and (b) such lower number of shares as may be determined by the Company’s compensation committee. The number of shares available for issuance under the 2007 Plan is subject to adjustment in the event of a stock split, stock dividend or other change in capitalization. Generally, shares that are forfeited or canceled from awards under the 2007 Plan also will be available for future awards. To date, approximately 4.9 million shares have been added to the plan in accordance with the automatic annual increase. In addition, shares subject to stock options returned to the 1999 Plan, as a result of their expiration, cancellation or termination, are automatically made available for issuance under the 2007 Plan. As of March 31, 2012 a total of 2,023,159 shares were available for grant under the 2007 Plan.

Accounting for Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The Company calculated the fair values of the options granted using the following estimated weighted-average assumptions:

	Three Months Ended March 31,
	2012*	2011
Expected volatility	—	79%
Expected term	—	6.25 years
Risk-free interest rate	—	2.30%
Expected dividend yield	—	0.00%
Weighted-average grant date fair value per share	—	$5.16

*	there were no options granted in the first quarter of 2012

As there was no public market for the Company’s common stock prior to the Company’s IPO in May 2007, and limited historical information on the volatility of its common stock since the date of the Company’s IPO, the Company determined the volatility for options granted in the three months ended March 31, 2012 and 2011 based on an analysis of the historical volatility of the Company’s stock and reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using a weighted average of the historical volatility of the Company’s stock and the peer group of companies for a period equal to the expected life of the option. The expected life of options has been determined utilizing the “simplified” method. The risk-free interest rate is based on a zero coupon United States treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero. The Company applied an estimated annual forfeiture rate based on its historical forfeiture experience of 2.00% in determining the expense recorded in the three months ended March 31, 2011. There were no stock options granted in the three months ended March 31, 2012.

A summary of the stock option activity under the Company’s stock option plan for the three months ended March 31, 2012 is presented below:

Year-to-Date Activity	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
	(Unaudited)
Options outstanding at December 31, 2011	6,010,000	$6.90
Granted	—	—
Exercised	(99,985)	4.97
Forfeited	(54,688)	5.53
Cancelled	(3,750)	3.89

Options outstanding at March 31, 2012	5,851,577	$6.95	5.0	$5,354

Options exercisable at March 31, 2012	5,297,748	$7.04	4.7	$4,807

Options vested or expected to vest at March 31, 2012 (1)	5,790,678	$6.95	4.9	$5,294

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

During the three months ended March 31, 2012 and 2011, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $198 and $284, respectively, and the total amount of cash received from exercise of these options was $497 and $560, respectively. The total grant date fair value of stock options granted after January 1, 2006 that vested during the three months ended March 31, 2012 and 2011 was $398 and $595, respectively.

Restricted Stock Awards

Restricted stock awards are valued at the market price of a share of the Company’s common stock on the date of grant. A summary of the restricted stock award activity under the 2007 Stock Plan for the three months ended March 31, 2012 is presented below:

Year-to-Date Activity	Shares	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
	(Unaudited)
Nonvested outstanding at December 31, 2011	1,663,751	$5.66
Granted	570,000	6.16
Vested	(255,001)	5.11
Forfeited	(148,750)	6.27

Nonvested outstanding at March 31, 2012	1,830,000	$5.44	$5,645

The total grant-date fair value of restricted stock awards that vested during the three months ended March 31, 2012 and 2011 was $1.3 million and $1.4 million, respectively. As of March 31, 2012, there was $10.7 million of total unrecognized compensation expense related to stock options and restricted stock awards which is expected to be recognized over a weighted average period of 2.3 years.

11. Stockholders’ Equity

Preferred Shares Authorized

In April 2007, the Board of Directors authorized 5,000,000 shares of undesignated preferred stock, par value $0.001 per share. No preferred shares have been issued as of March 31, 2012.

Reserved Common Stock

As of March 31, 2012, the Company has reserved 10,519,300 shares of common stock for options and restricted stock awards outstanding and available for grant under stock option plans.

12. Income Taxes

The Company’s effective income tax rate was 35.1% and (436%) for the three months ended March 31, 2012 and 2011, respectively. The effective income tax rate is based upon the estimated annual effective tax rate in compliance with ASC 740, Income Taxes, and other related guidance. The Company updates the estimate of its annual effective tax rate at the end of each quarterly period. The Company’s estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and its interpretations of tax laws.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company recognized interest and penalties totaling $3 in income tax expense in the three months ended March 31, 2012.

For the year ended December 31, 2010, the Company had recorded a tax reserve of approximately $400 for the potential state income tax liability arising from the difference between the income tax rates applicable for security corporations and business corporations in Massachusetts, relating to the matter described in Note 8. In connection with such matter, on July 21, 2011, the Company received a Notice of Assessment from MA DOR for 2006 and 2007 in the amount of approximately $345 (which amount included all interest and penalties to date) with respect to additional income taxes related to TechTarget, Inc. The Company increased the reserve assessment to reflect additional interest accrued through the first quarter of 2012. The balance of the reserve assessment as of March 31, 2012 was $433. On August 17, 2011, the Company filed Applications for Abatement with the MA DOR. On January 6, 2012, the Company filed Petitions under Formal Procedure with the Massachusetts Appellate Tax Board and intends to continue to dispute the assessment and believes it has meritorious defenses which it intends to vigorously assert.

Tax years 2008 through 2011 are subject to examination by the federal and state taxing authorities. There are no income tax examinations currently in process with the exception of the matter noted above related to the MA DOR.

13. Segment Information

The Company views its operations and manages its business as one operating segment based on factors such as how the Company manages its operations and how its CEO, COO and President review results and make decisions on how to allocate resources and assess performance.

Geographic Data

Net sales to unaffiliated customers by geographic area were as follows:

	Three Months Ended March 31,
	(unaudited)
	2012	2011
North America	$20,482	$20,790
International	3,232	1,776

Total	$23,714	$22,566

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

Our integrated content platform consists of a network of over 115 websites that we complement with targeted in-person events. Throughout the critical stages of the purchase decision process, our content offerings meet IT professionals’ needs for expert, peer and IT vendor information, and provide a platform on which IT vendors can launch targeted marketing campaigns that generate measurable, high Return on Investment (“ROI”). As IT professionals have become increasingly specialized, they have come to rely on our sector-specific websites for purchasing decision support. Our content enables IT professionals to navigate the complex and rapidly changing IT landscape where purchasing decisions can have significant financial and operational consequences. Based upon the logical clustering of our users’ respective job responsibilities and the marketing focus of the products that our customers are advertising, we currently categorize our content offerings across nine distinct media groups: Application Architecture and Development; Channel; CIO/IT Strategy; Data Center and Virtualization Technologies; Business Applications and Analytics; Networking; Security; Storage; and TechnologyGuide.com.

Executive Summary

During 2011 and the period ended March 31, 2012, we made significant progress on our strategy to grow our business and increase the reach of our offerings. Central to these efforts is the progress that we have made with our new product platform, Activity Intelligence™, and the continued expansion of our direct international capabilities.

Key strategic activities during the period ended March 31, 2012 included:

•

Activity Intelligence – Over 300 of our customers are using the Activity Intelligence dashboard and approximately 175 have now integrated our Activity Intelligence dashboard with their internal CRM system. We are now turning our focus to getting more in-depth penetration at existing accounts. We have also received positive feedback from customers with our new Nurture and Notify™ product launch, with customers reporting seeing a material increase in conversion rates on their leads, which leads to improved ROI. In addition, we have several new products in development that we currently plan to introduce later this year that we expect will provide recurring revenue streams that are not directly tied to our marketing campaigns.

•

International Update – We continue to grow our international business. Geo-targeted revenues contributed 18% of overall revenue in the three-month period ended March 31, 2012, while all regions (EMEA, APAC, LATAM) grew revenue by more than 75%. Although the macro-economy in EMEA is extremely challenging, we continue to make very good in-roads into the market, as evidenced by the results.

•

International Offices – We established an office in Singapore to help better manage Southeast Asian sales operations and work more closely with Asia-Pacific (APAC) regional marketers. TechTarget has approximately 363,000 registered members from Southeast Asia and serves more than 8 million Southeast Asian ad impressions each quarter across its network of sites focused on enterprise information technology topics such as data centers, virtualization, cloud computing, storage, networking and business applications. The new Singapore office adds to the established operational bases TechTarget has across APAC, including offices in China, India and Australia.

•	Site launches: In the three-month period ended March 31, 2012, we launched the following new websites:

•

SearchFinancialApplications.com™, a new website designed to assist business and information technology professionals using technology to manage finance and human resources (HR) functions. Launching with over 25,000 active, registered members, SearchFinancialApplications.com publishes articles, tutorials and other resources to help organizations make smarter technology purchasing decisions in areas such as accounting/general ledger (GL), procurement, analytics, employee financials, payroll, HR/HCM, talent management, workforce analytics and more.

•

SearchSolidStateStorage.com™, a new website designed to assist information technology professionals with technical research on solid state storage products including flash technologies. Solid state storage is made from silicon microchips and — unlike traditional spinning hard disk drives and tape media — stores data electronically instead of magnetically, so it has no mechanical parts. Solid state storage is gaining rapid deployment as the latest in a wave of technology innovations intended to add efficiency to storage infrastructures, innovations that include data deduplication, automated tiering, thin provisioning and storage virtualization.

Business Trends

The following discussion highlights key trends affecting our business.

•

Macro-economic Conditions and Industry Trends. Because all of our customers are IT vendors, the success of our business is intrinsically linked to the health, and subject to market conditions, of the IT industry. In addition to the ongoing instability and unpredictable growth continuing to affect the domestic and international economies, generally, in the three-month period ended March 31, 2012, we saw a growing weakness in the IT market. Using the six largest Global IT vendors by revenue (HP, IBM, Dell, Microsoft, Cisco, Oracle) as a barometer, their aggregate revenue for their most recently reported public quarter decreased approximately $200 million compared to the same quarter in the prior year, which is flat on a percentage basis. When comparing that same prior quarter to 2010, revenue was up almost $10 billion in that quarter, equal to a 9.8% increase. This is a clear indication that there has been a material deceleration in the growth in the Global IT market. As a result, recently, we have started to see evidence that some IT vendors’ North American advertising budgets are being cut, which is negatively affecting our growth rate. Additionally, unlike previous periods, this deceleration has affected all segments of our customer base. As a result, until management is able to better determine if the pullback in spending by our customers is a temporary condition or a new level of spending, although we will continue to invest in growth areas, management will carefully control discretionary spending such as travel and entertainment, and the filling of new and replacement positions, in an effort to maintain profit margins and cash flow.

•

Customer Segments. In the three-month period ended March 31, 2012, revenue from our top 12 global customers grew in the double digits, while mid-sized customers (our next largest 100 customers) and our smaller customers grew in the single digits. All three of our customer segments report seeing a weak environment with lower demand and customers delaying IT purchases, which is resulting in elongated purchase cycles. This translates into our customers being very cautious with their marketing expenditures.

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

Online. Our network of websites forms the core of our content platform. Our websites provide IT professionals with comprehensive decision support information tailored to their specific areas of responsibility and purchasing decisions. Through our websites, we offer a variety of online media offerings to connect IT vendors to IT professionals. Our lead generation offerings allow IT vendors to maximize ROI by capturing qualified sales leads from the distribution and promotion of content to our audience of IT professionals. In August of 2011, TechTarget released a major upgrade to its Activity Intelligence platform. Beginning in 2012, all of our lead generation campaigns offer the Activity Intelligence Dashboard. In March 2012, we introduced Nurture & Notify as a new service of the Activity Intelligence platform. Our branding offerings provide IT vendors exposure to targeted audiences of IT professionals actively researching information related to their products and services. Our branding offerings include display advertising and custom offerings. Display advertising can be purchased on specific websites within our network, and against specific technology segments. Our custom offerings allow customers to have content or entire “micro-sites” created that focus on topics related to their marketing objectives and include promotion of these vehicles to our users. These offerings give IT vendors the ability to increase their brand awareness to highly specialized IT sectors.

Our lead generation offerings include the following:

•

Activity Intelligence Dashboard. This new technology platform gives TechTarget’s customer’s marketers and sales representatives, a real-time view of their prospects, which includes insights on the research activities of technology buying teams, including at an account level.

•

White Papers. White papers are technical documents created by IT vendors to describe business or technical problems which are addressed by the vendors’ products or services. As part of a lead generation campaign, we post white papers on our relevant websites and our users receive targeted promotions about these content assets. Prior to viewing white papers, our registered members and visitors supply their corporate contact information and agree to receive further information from the vendor. The corporate contact and other qualification information for these leads are supplied to the vendor in real time through our proprietary lead management software.

•

Webcasts, Podcasts, Videocasts and Virtual Trade Shows. Webcasts, podcasts, videocasts, virtual trade shows and similar content bring informational sessions directly to attendees’ desktops and, in the case of podcasts, directly to their mobile devices. As is the case with white papers, our users supply their corporate contact and qualification information to the webcast, podcast or videocast sponsor when they view or download the content. Sponsorship includes access to the registrant information and visibility before, during and after the event.

Our other offerings include the following:

•

Nurture and Notify. This new service, using the Activity Intelligence platform, helps both technology marketers and their sales teams to identify highly active prospects, detect emerging projects, retarget interested buying teams, and accelerate engagement with specific accounts.

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

Events. Events revenue represented approximately 7% and 10% of total revenues for the three months ended March 31, 2012 and 2011, respectively. Most of our media groups operate revenue generating events. The majority of our events are free to IT professionals and are sponsored by IT vendors. Attendees are pre-screened based on event-specific criteria such as sector-specific budget size, company size, or job title. We offer three types of events: multi-day conferences, single-day seminars and custom events. Multi-day conferences provide independent expert content for our attendees and allow vendors to purchase exhibit space and other sponsorship offerings that enable interaction with the attendees. We also hold single-day seminars on various topics in major cities. These seminars provide independent content on key sub-topics in the sectors we serve, are free to qualified attendees, and offer multiple vendors the ability to interact with specific, targeted audiences actively focused on buying decisions. Our custom events differ from our seminars in that they are exclusively sponsored by a single IT vendor, and the content is driven primarily by the sole sponsor.

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

The majority of our online media sales involve multiple product offerings. Although each of our online media offerings can be sold separately, most of our online media sales involve multiple online offerings. Because objective evidence of fair value does not exist for all elements in our bundled product offerings, we use a best estimate of selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third party evidence of selling price. We establish best estimates considering multiple factors including, but not limited to, class of client, size of transaction, available media inventory, pricing strategies and market conditions. We believe the use of the best estimate of selling price allows revenue recognition in a manner consistent with the underlying economics of the transaction. We apply a relative selling price method to allocate arrangement consideration at the inception of the arrangement to each deliverable in a multiple element arrangement. Revenue is then recognized as delivery occurs.

We evaluate all deliverables of an arrangement at inception and each time an item is delivered, to determine whether they represent separate units of accounting. Based on this evaluation, the arrangement consideration is measured and allocated to each of these elements.

Event Sponsorships. We sell our events separately from our other service offerings and recognize sponsorship revenue from events in the period in which the event occurs. The majority of our events are free to qualified attendees; however, certain events are based on a paid attendee model. We recognize revenue for paid attendee events upon completion of the event. Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue.

Online Media. Revenue for lead generation campaigns is recognized as follows:

•

Beginning in the period ended March 31, 2012, our lead generation campaigns all offer the Activity Intelligence Dashboard. Accordingly, in order to manage the lead generation component, we have changed our operational approach and the manner in which we sell our products. Instead of selling individual elements, we sell various lead generation campaigns with the dashboard. Revenue is recognized ratably over the duration of the campaigns. As part of these offerings, we will guarantee a minimum number of qualified leads to be delivered over the course of the advertising campaign. We determine the content necessary to achieve performance guarantees. Scheduled end dates of advertising campaigns sometimes need to be extended to satisfy lead guarantees.

•	In 2011, revenue for elements of lead generation campaigns was recognized as follows:

•	White Papers. White paper revenue was recognized ratably over the period in which the white paper was available on our websites.

•

Webcasts, Podcasts, Videocasts and Virtual Trade Shows. Webcast, podcast, videocast, virtual trade show and similar content revenue was recognized ratably over the period in which the webcast, podcast, videocast or virtual trade show was available on our websites.

As part of these offerings, we will guarantee a minimum number of qualified leads to be delivered over the course of the advertising campaign. Scheduled end dates of advertising campaigns sometimes need to be extended to satisfy lead guarantees or fulfill all elements of the advertising campaign based on delayed receipts of advertising media collateral from the customer.

Revenue for other online media offerings is recognized as follows for the three-month period ended March 31, 2012:

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

We recognize revenue from cost per lead advertising in the period during which the leads are delivered, which is typically less than six months.

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

Allowance for Doubtful Accounts

We offset gross trade accounts receivable with an allowance for doubtful accounts. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review our allowance for doubtful accounts on a regular basis, and all past due balances are reviewed individually for collectability. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions for doubtful accounts are recorded in general and administrative expense. If our historical collection experience does not reflect our future ability to collect outstanding accounts receivable, our future provision for doubtful accounts could be materially affected. To date, we have not incurred any write-offs of accounts receivable significantly different than the amounts reserved.

The allowance for doubtful accounts was $1.3 million at March 31, 2012 and $1.1 million at December 31, 2011.

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

	Three Months Ended March 31,
	2012 *	2011
Expected volatility	—	79%
Expected term	—	6.25 years
Risk-free interest rate	—	2.30%
Expected dividend yield	—	0.00%
Weighted-average grant date fair value per share	—	$5.16

*	there were no options granted in the first quarter of 2012

As there was no public market for our common stock prior to our initial public offering in May 2007, and there has been limited historical information on the volatility of our common stock since the date of our initial public offering, we determined the volatility for options granted in the three months ended March 31, 2012 and 2011 based on an analysis of the historical volatility of our stock and reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using a weighted average of the historical volatility of our stock and the peer group of companies for a period equal to the expected life of the option. The risk-free interest rate is based on a zero coupon United States treasury instrument whose term is consistent with the expected life of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. We applied an estimated annual forfeiture rate based on our historical forfeiture experience of 2.0% in determining the expense recorded in the three months ended March 31, 2011. There were no options granted during the three months ended March 31, 2012.

Internal-Use Software and Website Development Costs

We capitalize costs of materials, consultants and compensation and related expenses of employees who devote time to the development of internal-use software and website applications and infrastructure involving developing software to operate our websites. However, we expense as incurred website development costs for new features and functionalities since it is not probable that they will result in additional functionality until they are both developed and tested with confirmation that they are more effective than the current set of features and functionalities on our websites. Our judgment is required in determining the point at which various projects enter the states at which costs may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized, which is generally three years. To the extent that we change the manner in which we develop and test new features and functionalities related to our websites, assess the ongoing value of capitalized assets or determine the estimated useful lives over which the costs are amortized, the amount of website development costs we capitalize and amortize in future periods would be impacted. We review capitalized internal-use software and website development costs for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We would recognize an impairment loss only if the carrying amount of the asset is not recoverable and exceeds its fair value. We capitalized internal-use software and website development costs of $0.9 million and $0.8 million for the three months ended March 31, 2012 and 2011, respectively.

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

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended March 31,
	2012		2011
	(Unaudited)
	($ in thousands)
Revenues:
Online	$22,071	93%	$20,380	90%
Events	1,643	7	2,186	10

Total revenues	23,714	100	22,566	100
Cost of revenues:
Online	6,041	26	5,606	25
Events	764	3	877	4

Total cost of revenues	6,805	29	6,483	29

Gross profit	16,909	71	16,083	71
Operating expenses:
Selling and marketing	9,163	39	8,631	38
Product development	1,855	8	1,946	9
General and administrative	3,649	15	3,799	17
Depreciation	767	3	641	3
Amortization of intangible assets	937	4	1,086	5

Total operating expenses	16,371	69	16,103	71

Operating income (loss)	538	2	(20)	*
Interest income, net	25	*	6	*

Income (loss) before provision for income taxes	563	2	(14)	*
Provision for income taxes	198	1	61	*

Net income (loss)	$365	2%	$(75)	*	%

*	Not meaningful

Comparison of Three Months Ended March 31, 2012 and 2011

Revenues

	Three Months Ended March 31,
	2012	2011	Increase (Decrease)	Percent Change
	(Unaudited)
	($ in thousands)
Revenues:
Online	$22,071	$20,380	$1,691	8%
Events	1,643	2,186	(543)	(25)

Total revenues	$23,714	$22,566	$1,148	5%

Online. The increase in online revenue was primarily attributable to a $1.7 million increase in delivery of lead generation offerings.

Events. The decrease in events revenue is due to an event that took place in the first quarter of 2011 that was not held in the first quarter of 2012.

Cost of Revenues and Gross Profit

	Three Months Ended March 31,
	2012	2011	Increase (Decrease)	Percent Change
	(Unaudited)
	($ in thousands)
Cost of revenues:
Online	$6,041	$5,606	$435	8%
Events	764	877	(113)	(13)

Total cost of revenues	$6,805	$6,483	$322	5%

Gross profit	$16,909	$16,083	$826	5%

Gross profit percentage	71%	71%

Cost of Online Revenues. The increase in cost of online revenues was primarily attributable to a $0.4 million increase in payroll-related expenses due to increased headcount.

Cost of Events Revenues. Cost of events revenues decreased in the first quarter as compared to the same period a year ago, primarily due to decreases in variable direct costs as a result of the decrease in the number of events that we conducted.

Gross Profit. Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. Gross profit for the first quarter of both 2012 and 2011 was 71%. The increase in online gross profit was $1.3 million, attributable to the increase in online revenue offset by increases in compensation costs as compared to the first quarter of 2011. Events gross profit decreased by $0.4 million, primarily as a result of the lower events revenues. Because the majority of our costs are labor-related, we expect our gross profit to fluctuate from period to period depending on the total revenues for the period, as well as the relative contribution of online and events revenues to our total revenues.

Operating Expenses and Other

	Three Months Ended March 31,
	2012	2011	Increase (Decrease)	Percent Change
	(Unaudited)
	($ in thousands)
Operating expenses:
Selling and marketing	$9,163	$8,631	$532	6%
Product development	1,855	1,946	(91)	(5)
General and administrative	3,649	3,799	(150)	(4)
Depreciation	767	641	126	20
Amortization of intangible assets	937	1,086	(149)	(14)

Total operating expenses	$16,371	$16,103	$268	2%

Interest income, net	$25	$6	$19	317%

Provision for income taxes	$198	$61	$137	225%

Selling and Marketing. Selling and marketing expenses increased $0.5 million, primarily due to a $0.7 million increase in compensation and travel costs, due primarily to increased headcount, and a $0.2 million increase in facilities and other costs related to international expansion, offset in part by a $0.4 million decrease in stock-based compensation due to the completion of vesting of certain equity awards.

Product Development. The decrease in product development expense was primarily caused by a reduction in payroll and allocated costs due to these costs being capitalized at higher levels resulting from our ongoing internal development projects.

General and Administrative. The decrease in general and administrative expense was primarily attributable to a $0.2 million reduction in stock-based compensation, primarily due to the completion of vesting of certain equity awards and a decrease in professional fees, primarily acquisition-related legal and audit fees in the first quarter of 2011. These decreases were partially offset by increases in bad debt and corporate tax-related expenses.

Depreciation and Amortization of Intangible Assets. The increase in depreciation expense is related to our increased fixed asset base, primarily as a result of our continued investment in internal-use software development costs and computer equipment. The decrease in amortization of intangible assets expense was primarily attributable to certain intangible assets becoming fully amortized during 2011, partially offset by amortization on newly acquired intangible assets.

Interest Income, Net. The increase in interest income, net, reflects our higher cash balances in the three months ended March 31, 2012 as compared to the same period in 2011.

Provision for Income Taxes. Our effective income tax rate was 35.1% and (436%) for the three months ended March 31, 2012 and 2011, respectively. The effective income tax rate is based upon the estimated annual effective tax rate in compliance with ASC 740, Income Taxes, and other related guidance. We update the estimate of our annual effective tax rate at the end of each quarterly period. Our estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and interpretations of tax laws.

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

Liquidity and Capital Resources

Resources

We believe that our existing cash, cash equivalents and investments, our cash flow from operating activities and available bank borrowings will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion internationally, future acquisitions we might undertake, and the expansion into complementary businesses. To the extent that our cash, cash equivalents and investments, our cash flow from operating activities and available bank borrowings are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more additional acquisitions of businesses.

	March 31, 2012	December 31, 2011
	(Unaudited)
	($ in thousands)
Cash, cash equivalents and investments	$60,838	$63,221

Accounts receivable, net	$29,612	$26,272

Cash, Cash Equivalents and Investments

Our cash, cash equivalents and investments at March 31, 2012 were held for working capital purposes and were invested primarily in money market accounts and municipal bonds. We do not enter into investments for trading or speculative purposes.

Accounts Receivable, Net

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our service delivery and billing activity, cash collections, and changes to our allowance for doubtful accounts. We use days’ sales outstanding, or DSO, as a measurement of the quality and status of our receivables. We define DSO as net accounts receivable at period end divided by total revenue for the applicable period, multiplied by the number of days in the applicable period. DSO was 114 days for the quarter ended March 31, 2012 and 84 days at December 31, 2011. The increase in DSO is primarily the result of lower cash collections during the quarter as it compared to billings. Collections decreased quarter over quarter by approximately 16.5% versus a billings decrease of 4.7%. Collections are, however, consistent with prior first quarters collections activities.

Cash Flows

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
	($ in thousands)
Net cash (used in) provided by operating activities	$(1,494)	$678

Net cash used in investing activities(1)	$1,481	$1,162

Net cash provided by financing activities	$695	$963

(1)	Cash used in investing activities is shown net of investment activity of $1.0 million and $1.5 million for the three months ended March 31, 2012 and 2011, respectively.

Operating Activities

Cash (used in) provided by operating activities primarily consists of net income (loss) adjusted for certain non-cash items including depreciation and amortization, the provision for bad debt, stock-based compensation, deferred income taxes, and the effect of changes in working capital and other activities. Cash used in operating activities for the three months ended March 31, 2012 was $1.5 million compared to cash provided by operating activities of $0.7 million in the three months ended March 31, 2011. The decrease in cash provided by operating activities was a result of changes in operating assets and liabilities of $(5.3) million in the first three months of 2012 compared to $(2.6) million in the first three months of 2011. Significant components of the changes in assets and liabilities included a $3.5 million increase in accounts receivable during the first three months of 2012 compared to an increase of $1.3 million in the first three months of 2011, caused by lower cash collections in the quarter as compared to billings; an increase in prepaids and other current assets of $1.5 million in 2012 as compared with an increase of $0.6 million in 2011, primarily caused by tax and benefits-related receivables; and a slight decrease in other liabilities, primarily deferred rent, in 2012 as compared with an increase of $0.4 million in 2011. These changes were offset in part by an increase in deferred revenue of $1.7 million in 2012 compared to an increase of $0.6 million in 2011. Additionally, there was a $0.5 million increase in net income (loss) adjusted for non-cash related items.

Investing Activities

Cash used in investing activities in the three months ended March 31, 2012, net of investment activity, was $1.5 million for the purchase of property and equipment made up primarily of website development costs, computer equipment and related software and internal-use development costs.

Equity Financing Activities

We received proceeds from the exercise of stock options in the amounts of $0.5 million and $0.6 million in the three months ended March 31, 2012 and 2011, respectively.

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

The Revolving Credit Facility matures on August 31, 2016. Unless earlier payment is required by an event of default, all principal and unpaid interest will be due and payable on August 31, 2016. At our option, the Revolving Credit Facility bears interest at either the prime rate less 1.00% or the London Interbank Offered Rate (“LIBOR”) plus the applicable LIBOR margin. The applicable LIBOR margin is based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters. As of March 31, 2012, the applicable LIBOR margin was 1.25%.

We are also required to pay an unused line fee on the daily unused amount of our Revolving Credit Facility at a per annum rate based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters. As of March 31, 2012, unused availability under the Revolving Credit Facility totaled $3.5 million and the per annum unused line fee rate was 0.20%.

At March 31, 2012 and 2011 there were no amounts outstanding under this revolving loan agreement. There is a $1.5 million standby letter of credit related to our corporate headquarters lease that is outstanding at March 31, 2012, bringing our available borrowings on the $5.0 million facility to $3.5 million.

Borrowings under the Credit Agreement are collateralized by a security interest in substantially all of our assets. Covenants governing the Credit Agreement include the maintenance of certain financial ratios. At March 31, 2012 we were in compliance with all covenants under the Credit Agreement.

Capital Expenditures

We have made capital expenditures primarily for computer equipment and related software needed to host our websites, internal-use software development costs, as well as for leasehold improvements and other general purposes to support our growth. Our capital expenditures totaled $1.5 million and $1.2 million for the three months ended March 31, 2012 and 2011, respectively. A majority of our capital expenditures in the first three months of 2012 and 2011 were internal-use development costs and, to a lesser extent, computer equipment and related software. We are not currently party to any purchase contracts related to future capital expenditures.

Contractual Obligations and Commitments

As of March 31, 2012, our principal commitments consist of obligations under leases for office space. The offices are leased under noncancelable operating lease agreements that expire through 2020. The following table sets forth our commitments to settle contractual obligations in cash as of March 31, 2012:

	Payments Due By Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(Unaudited)
	($ in thousands)
Operating leases	$27,534	$4,023	$6,739	$6,905	$9,867

At March 31, 2012, we had an irrevocable standby letter of credit outstanding in the aggregate amount of $1.5 million. This letter of credit supports the lease we entered into in 2009 for our corporate headquarters. This letter of credit, subject to certain reductions, extends annually through February 28, 2020 unless notification of termination is received.

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

Foreign Currency Exchange Risk

Our subsidiary, TechTarget Limited, was established in July 2006 and is located in London, England. In August 2010 our Hong Kong subsidiary, TechTarget (HK) Limited, was formed in order to facilitate the Company’s activities in the Asia-Pacific region. We also have offices in India, Australia and Singapore and a VIE in Beijing, China. Less than 15% of our revenues for the three months ended March 31, 2012 were derived from advertisers located outside of North America and our foreign exchange gains/losses were not significant. We currently believe our exposure to foreign currency exchange rate fluctuations is financially immaterial and therefore have not entered into foreign currency hedging transactions. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in the future.

Interest Rate Risk

At March 31, 2012, we had cash, cash equivalents and investments totaling $60.8 million. These amounts were invested primarily in money market accounts and municipal bonds. The cash, cash equivalents and investments were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

Our exposure to market risk also relates to the amount of interest expense we must pay under our revolving credit facility. The advances under this credit facility bear a variable rate of interest determined as a function of the lender’s prime rate or LIBOR. At March 31, 2012, there were no amounts outstanding under our revolving credit facility.

Item 4. Controls and Procedures – Disclosure Controls and Procedures

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

In connection with the preparation of the Form 10-K for the period ended December 31, 2011, management, under the supervision of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of disclosure controls and procedures. Based on that evaluation, and due to the material weakness in our internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level. At the conclusion of the three month period ending March 31, 2012, the material weakness identified in the 2011 Form 10-K had not been fully remediated. As a result, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective as of the filing date of this Form 10-Q.

As disclosed in our 2011Annual Report filed on Form 10-K, management identified the following material weakness in connection with its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011:

Inadequate staffing as well as ineffective accounting and reporting system for processing and reporting of certain complex service revenue transactions.

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

Changes in Internal Control over Financial Reporting

The Company made several internal control improvements over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. These improvements include changes as part of the remediation plan relating to:

•	Creating or modifying over ten analysis and exception reports

•	Improved procedures relating to new customer review

•	Hired key personnel and implemented retention procedures

Although we made significant efforts and achieved progressive improvement to address and remediate our previously identified material weakness, the Company believes that such efforts have not yet yielded the results required to fully remediate the material weakness.

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

The primary source of our revenues is the sale of advertising to our customers. Our advertising revenues accounted for approximately 99% of our total revenues for the three months ended March 31, 2012. We believe that advertising spending on the Internet, as in traditional media, fluctuates significantly as a result of a variety of factors, many of which are outside of our control. These factors include:

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

We compete for potential advertisers with a number of different types of offerings and companies, including: broad-based media outlets, such as television, newspapers and business periodicals that are designed to reach a wide audience; general purpose portals and search engines; and offline and online offerings of media companies that produce content specifically for IT professionals, including International Data Group, United Business Media, QuinStreet and CNet. Advertisers may choose our competitors over us not only because they prefer our competitors’ online and events offerings to ours but also because advertisers prefer to utilize other forms of advertising offered by our competitors that are not offered by us and/or to diversify their advertising expenditures. Although less than 15% of our revenues for the three months ended March 31, 2012 were derived from advertisers located outside of North America, as we continue to expand internationally, as we have in the last several years by commencing operations of our own websites in the United Kingdom, India, Spain, China and Australia, by acquiring the Computer Weekly and MicroScope properties from Reed Business Information Limited in the United Kingdom and, most recently, by commencing operations in Singapore in February 2012, we expect to compete with many of the competitors mentioned above, as well as with established media companies based in particular countries or geographical regions. Many of these foreign-based media companies will be larger than we are and will have established relationships with local advertisers. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. As a result, we could lose market share to our competitors in one or more of our businesses and our revenues could decline.

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

We have license and other arrangements in various countries, and maintain direct presences in the United Kingdom, India and Australia, as well as operations in China, sales operations in Singapore, and Spanish and German language websites. In addition to facing many of the same challenges we face domestically, there are additional risks and costs inherent in expanding our business in international markets, including:

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

In the course of our operating history, we have acquired assets and businesses. Some of our acquisitions have resulted in the recording of a significant amount of goodwill and/or intangible assets on our financial statements. We had approximately $99.9 million of goodwill and net intangible assets as of March 31, 2012. The goodwill and/or intangible assets were recorded because the fair value of the net tangible assets acquired was less than the purchase price. We may not realize the full value of the goodwill and/or intangible assets. As such, we evaluate goodwill and other intangible assets with indefinite useful lives for impairment on an annual basis or more frequently if events or circumstances suggest that the asset may be impaired. We did not have any intangible assets with indefinite lives as of March 31, 2012 or December 31, 2011. We evaluate other intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. If goodwill or other intangible assets are determined to be impaired, we will write off the unrecoverable portion as a charge to our earnings. If we acquire new assets and businesses in the future, as we intend to do, we may record additional goodwill and/or intangible assets. The possible write-off of the goodwill and/or intangible assets could negatively impact our future earnings and, as a result, the market price of our common stock could decline.

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

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. A large portion of our outstanding shares of common stock is held by our officers, directors and significant stockholders. Two of the largest percentages of our shares are owned by venture capital funds, which are typically structured to have a finite life. As these venture capital funds approach or pass the respective terms of the fund, the decision to sell or hold our stock may be based not only on the underlying investment merits of our stock but also on the requirements of their internal fund structure. Our directors, executive officers and significant stockholders beneficially own approximately 24 million shares of our common stock, which represents 61% of our shares outstanding as of March 31, 2012. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline substantially.

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

None.

(b)	Use of Proceeds from Registered Securities

None.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECHTARGET, INC (Registrant)

Date: May 10, 2012	By:	/s/ GREG STRAKOSCH

Greg Strakosch, Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2012	By:	/s/ JANICE KELLIHER

Janice Kelliher, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)

Exhibit Index

Exhibit
No.	Description of Exhibit

31.1	Certification of Greg Strakosch, Chief Executive Officer of TechTarget, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, dated May 10, 2012.
31.2	Certification of Janice Kelliher, Chief Financial Officer and Treasurer of TechTarget, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, dated May 10, 2012.
32.1	Certifications of Greg Strakosch, Chief Executive Officer of TechTarget, Inc. and Janice Kelliher, Chief Financial Officer and Treasurer of TechTarget, Inc. pursuant to 18 U.S.C. Section 1350, dated May 10, 2012.