Form 10-Q
period 2012-06-30
TechTarget Inc
filed 2012-08-09
CIK 1293282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The registrant had 39,477,589 shares of Common Stock, $0.001 par value per share, outstanding as of July 31, 2012.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TECHTARGET, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,368	$25,786
Short-term investments	26,666	30,684
Accounts receivable, net of allowance for doubtful accounts of $836 and $1,062 as of June 30, 2012 and December 31, 2011, respectively	28,900	26,272
Prepaid expenses and other current assets	2,851	1,782
Deferred tax assets	1,286	1,287

Total current assets	88,071	85,811
Property and equipment, net	8,745	7,942
Long-term investments	11,516	6,751
Goodwill	92,520	92,519
Intangible assets, net of accumulated amortization	6,492	8,277
Deferred tax assets	9,463	9,743
Other assets	307	204

Total assets	$217,114	$211,247

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,659	$2,941
Accrued expenses and other current liabilities	3,368	2,698
Accrued compensation expenses	619	1,199
Income taxes payable	350	1,287
Contingent consideration	—	1,405
Deferred revenue	7,611	5,610

Total current liabilities	15,607	15,140
Long-term liabilities:
Deferred rent	3,407	3,474
Deferred tax liabilities	2,060	2,060
Other liabilities	893	898

Total liabilities	21,967	21,572
Commitments and contingencies (Note 8)	—	—
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 45,229,928 shares issued and 39,372,050 shares outstanding at June 30, 2012 and 44,501,390 shares issued and 38,643,512 shares outstanding at December 31, 2011	45	45
Treasury stock	(35,343)	(35,343)
Additional paid-in capital	260,556	257,459
Accumulated other comprehensive loss	(205)	(250)
Accumulated deficit	(29,906)	(32,236)

Total stockholders’ equity	195,147	189,675

Total liabilities and stockholders’ equity	$217,114	$211,247

See accompanying notes.

TECHTARGET, INC.

Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)
Revenues:
Online	$23,038	$24,151	$45,109	$44,531
Events	3,331	3,951	4,974	6,137

Total revenues	26,369	28,102	50,083	50,668
Cost of revenues:
Online(1)	5,949	5,720	11,990	11,326
Events(1)	1,154	1,242	1,917	2,119

Total cost of revenues	7,103	6,962	13,907	13,445

Gross profit	19,266	21,140	36,176	37,223
Operating expenses:
Selling and marketing(1)	9,227	10,184	18,390	18,815
Product development(1)	1,881	1,870	3,736	3,816
General and administrative(1)	2,979	3,458	6,627	7,257
Restructuring charge	—	384	—	384
Depreciation	811	668	1,578	1,309
Amortization of intangible assets	874	989	1,812	2,075

Total operating expenses	15,772	17,553	32,143	33,656

Operating income	3,494	3,587	4,033	3,567
Interest income, net	23	6	47	12

Income before provision for income taxes	3,517	3,593	4,080	3,579
Provision for income taxes	1,552	1,775	1,750	1,836

Net income	$1,965	$1,818	$2,330	$1,743

Net income per common share:
Basic	$0.05	$0.05	$0.06	$0.05

Net income per common share:
Diluted	$0.05	$0.04	$0.06	$0.04

Weighted average common shares outstanding:
Basic	40,185	38,332	40,024	38,136

Weighted average common shares outstanding:
Diluted	40,952	40,691	40,903	40,863

Comprehensive income	$1,881	$1,722	$2,375	$1,668

(1) Amounts include stock-based compensation expense as follows:

Cost of online revenues	$47	$62	$100	$132
Cost of events revenues	4	20	8	42
Selling and marketing	658	1,082	1,389	2,240
Product development	63	100	128	206
General and administrative	357	682	798	1,326

See accompanying notes.

TECHTARGET, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2012	2011
	(Unaudited)
Operating Activities:
Net income	$2,330	$1,743
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,390	3,384
Provision for bad debt	289	302
Amortization of investment premiums	624	349
Stock-based compensation expense	2,423	3,946
Deferred tax benefit	(1)	(217)
Excess tax benefit – stock options	(264)	(471)
Changes in operating assets and liabilities:
Accounts receivable	(2,905)	(4,319)
Prepaid expenses and other current assets	(1,066)	(538)
Other assets	(100)	(89)
Accounts payable	718	269
Income taxes payable	(672)	689
Accrued expenses and other current liabilities	(973)	1,761
Accrued compensation expenses	(426)	(1,019)
Deferred revenue	2,000	2,189
Other liabilities	(72)	(618)

Net cash provided by operating activities	5,295	7,361

Investing activities:
Purchases of property and equipment, and other assets	(2,377)	(2,357)
Purchases of investments	(7,380)	(28,487)
Proceeds from sales and maturities of investments	6,000	13,145
Acquisition of businesses	—	(2,006)

Net cash used in investing activities	(3,757)	(19,705)

Financing activities:
Excess tax benefit—stock options	264	471
Proceeds from exercise of stock options	759	1,106

Net cash provided by financing activities	1,023	1,577

Effect of exchange rate changes on cash and cash equivalents	21	—

Net increase (decrease) in cash and cash equivalents	2,582	(10,767)
Cash and cash equivalents at beginning of period	25,786	32,584

Cash and cash equivalents at end of period	$28,368	$21,817

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—

Cash paid for taxes	$2,690	$1,347

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

The Company’s integrated content platform consists of a network of over 115 websites that are complemented with targeted in-person events. During the critical stages of the purchase decision process, these content offerings meet IT professionals’ needs for expert, peer and IT vendor information, and provide a platform on which IT vendors can launch targeted marketing campaigns which generate measurable, high return on investment (“ROI”). As IT professionals have become increasingly specialized, they have come to rely on the Company’s sector-specific websites for purchasing decision support. The Company’s content enables IT professionals to navigate the complex and rapidly changing IT landscape where purchasing decisions can have significant financial and operational consequences. Based upon the logical clustering of users’ respective job responsibilities and the marketing focus of the products that the Company’s customers are advertising, content offerings are currently categorized across nine distinct media groups: Application Architecture and Development; Channel; CIO/IT Strategy; Data Center and Virtualization Technologies; Business Applications and Analytics; Networking; Security; Storage; and TechnologyGuide.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (generally accepted accounting principles, or “GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown, are of a normal recurring nature and have been reflected in the consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of results to be expected for any other interim periods or for the full year. The information included in these consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report and the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Revenue Recognition

The Company generates substantially all of its revenue from the sale of targeted advertising campaigns, which are delivered via its network of websites, and events. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

The majority of the Company’s online media sales involve multiple product offerings, which are described in more detail below. Because neither vendor-specific objective evidence of fair value nor third party evidence of selling price exists for all elements in the Company’s bundled product offerings, the Company uses an estimated selling price which represents management's best estimate of the stand-alone selling price of deliverables for each deliverable in an arrangement. The Company establishes best estimates considering multiple factors including, but not limited to, class of client, size of transaction, available media inventory, pricing strategies and market conditions. The Company believes the use of the best estimate of selling price allows revenue recognition in a manner consistent with the underlying economics of the transaction. The Company uses the relative selling price method to allocate consideration at the inception of the arrangement to each deliverable in a multiple element arrangement. The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of the deliverable's best estimated selling price. Revenue is then recognized as delivery occurs.

The Company evaluates all deliverables of an arrangement at inception and each time an item is delivered, to determine whether they represent separate units of accounting. Based on this evaluation, the arrangement consideration is measured and allocated to each of these elements.

Event Sponsorships. Revenue from vendor-sponsored events, whether sponsored exclusively by a single vendor or in a multi-vendor sponsored event, is recognized in the period during which the event is completed. The majority of the Company’s events are free to qualified attendees; however, certain events are based on a paid attendee model. The Company recognizes revenue for paid attendee events upon completion of the event.

Online Media. Revenue for lead generation campaigns is recognized as follows:

•

Beginning in the period ending March 31, 2012, the Company’s lead generation campaigns all offer the Activity Intelligence Dashboard. In order to manage the lead generation component, the Company has changed its operational approach and the contractual terms and conditions under which it sells its products. Instead of selling individual elements, it sells various lead generation campaigns with the Dashboard. Revenue is recognized ratably over the duration of the campaigns. As part of these offerings, the Company will guarantee a minimum number of qualified leads to be delivered over the course of the advertising campaign. The Company determines the content necessary to achieve performance guarantees. Scheduled end dates of advertising campaigns sometimes need to be extended, pursuant to the terms of the arrangement, to satisfy lead guarantees.

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

As part of these offerings, the Company will guarantee a minimum number of qualified leads to be delivered over the course of the advertising campaign. Scheduled end dates of advertising campaigns sometimes need to be extended, pursuant to the terms of the arrangement, to satisfy lead guarantees or to fulfill all elements of the advertising campaign based on delayed receipt of advertising media collateral from the customer.

Revenue for other online media offerings is recognized as follows for 2011 as well as for the three and six months ending June 30, 2012:

•	Custom Content Creation. Custom content revenue is recognized when the creation is completed and delivered to the customer.

•	Content Sponsorships. Content sponsorship revenue is recognized ratably over the period in which the related content vehicle is available on the Company’s websites.

•	List Rentals. List rental revenue is recognized in the period in which the list is sent to the Company’s customers.

•	Banners. Banner revenue is recognized in the period in which the banner impressions or clicks occur.

•

Third Party Revenue Sharing Arrangements. Revenue from third party revenue sharing arrangements is recognized on a net basis in the period in which the services are performed. For certain third party agreements where the Company is the primary obligor, revenue is recognized on a gross basis in the period in which the services are performed.

The Company recognizes revenue from cost per lead advertising in the period during which the leads are delivered to its customers.

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

Allowance for Doubtful Accounts

The Company offsets gross trade accounts receivable with an allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in their existing accounts receivable. The allowance for doubtful accounts is reviewed on a regular basis, and all past due balances are reviewed individually for collectability. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions for doubtful accounts are recorded in general and administrative expense.

The allowance for doubtful accounts was $0.8 million at June 30, 2012 and $1.1 million at December 31, 2011.

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

Goodwill and indefinite-lived intangible assets are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life are amortized over their estimated useful lives, which range from one to nine years, using methods of amortization that are expected to reflect the estimated pattern of economic use, and are reviewed for impairment when events or changes in circumstances suggest that the assets may not be recoverable. The Company performs its annual test of impairment of goodwill as of December 31st of each year, and whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. Based on this evaluation, the Company believes that, as of each of the balance sheet dates presented, none of the Company’s goodwill or other long-lived assets were impaired. The Company did not have any intangible assets with indefinite lives as of June 30, 2012 or December 31, 2011.

Internal-Use Software and Website Development Costs

The Company capitalizes costs incurred during the development of its website applications and infrastructure as well as certain costs relating to internal-use software. The estimated useful life of costs capitalized is evaluated for each specific project. Capitalized internal-use software and website development costs are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized only if the carrying amount of the asset is not recoverable and exceeds its fair value. The Company capitalized internal-use software and website development costs of $0.7 million and $0.8 million for the three months ended June 30, 2012 and 2011, respectively, and $1.6 million for the six months ended June 30, 2012 and 2011.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”), which provides common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (“IFRS”). ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands ASC 820 disclosure requirements, particularly for Level 3 fair value measurements. ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011. The adoption of this standard in the first quarter of 2012 did not have a material impact on the Company's consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which requires entities to present reclassification adjustments included in other comprehensive income on the face of the financial statements and allows entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It also eliminates the option for entities to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. For public companies, ASU 2011-05 is effective for fiscal years (and interim periods within those years) beginning after December 15, 2011, with earlier adoption permitted. In December 2011, the FASB issued ASU No. 2011-12, Topic 220—Comprehensive Income (“ASU 2011-12”), which indefinitely deferred certain provisions of ASU 2011-05, including the requirement to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. This amendment is effective for both annual and interim financial statements beginning after December 15, 2011. Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under existing guidance. The Company adopted these ASUs using a single continuous statement in Q1 2012 for all periods presented. The Company's adoption of ASU 2011-12 did not have an impact on its consolidated results of operations or financial condition.

In September 2011, the FASB issued ASU 2011-08, Testing for Goodwill Impairment (“ASU 2011-08”), which amends current goodwill impairment testing guidance by providing entities with an option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of the standard did not have a material impact on the Company's consolidated financial statements.

3. Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, short- and long-term investments and contingent consideration. The fair value of these financial assets and liabilities was determined based on three levels of input as follows:

•	Level 1. Quoted prices in active markets for identical assets and liabilities;

•	Level 2. Observable inputs other than quoted prices in active markets; and

•	Level 3. Unobservable inputs.

The fair value hierarchy of the Company’s financial assets and liabilities carried at fair value and measured on a recurring basis is as follows:

		Fair Value Measurements at Reporting Date Using
	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Unaudited)
Assets:
Money market funds(1)	$9,691	$9,691	$—	$—
Short-term investments(2)	26,666	—	26,666	—
Long-term investments(2)	11,516	—	11,516	—

Total	$47,873	$9,691	$38,182	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$8,361	$8,361	$—	$—
Short-term investments(2)	30,684	—	30,684	—
Long-term investments(2)	6,751	—	6,751	—

Total	$45,796	$8,361	$37,435	$—

Liabilities:
Contingent consideration(3)	$1,405	$—	$—	$1,405

Total liabilities	$1,405	$—	$—	$1,405

(1)	Included in cash and cash equivalents on the accompanying consolidated balance sheets; valued at quoted market prices in active markets.
(2)	Short- and long-term investments consist of municipal bonds and government agency bonds; their fair value is calculated using an interest rate yield curve for similar instruments.
(3)	The fair value of contingent consideration payable in connection with acquisitions was determined using a probability approach under which the contingent consideration was calculated based on the weighted probability of several forecasted outcomes and discounted using an applicable rate. This amount was paid in full during the first quarter of 2012.

4. Cash, Cash Equivalents and Investments

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less at date of purchase. Cash equivalents are carried at cost, which approximates their fair market value. Cash and cash equivalents consisted of the following:

	June 30, 2012	December 31, 2011
	(Unaudited)
Cash	$18,677	$17,425
Money market funds	9,691	8,361

Total cash and cash equivalents	$28,368	$25,786

The Company’s short- and long-term investments are accounted for as available for sale securities. These investments are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive (loss) income, a component of stockholders’ equity, net of tax. The unrealized gain, net of taxes, was $20 and $12 as of June 30, 2012 and December 31, 2011, respectively. Realized gains and losses on the sale of these investments are determined using the specific identification method. There were no realized gains or losses during the three or six months ended June 30, 2012 or 2011.

Short- and long-term investments consisted of the following:

	June 30, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(Unaudited)
Short- and long-term investments:
Municipal bonds	$35,663	$33	$(12)	$35,684
Government agency bonds	2,499	—	(1)	2,498

Total short- and long-term investments	$38,162	$33	$(13)	$38,182

	December 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short- and long-term investments:
Municipal bonds	$37,416	$29	$(10)	$37,435

Total short- and long-term investments	$37,416	$29	$(10)	$37,435

The Company had eleven debt securities in an unrealized loss position at June 30, 2012. All of these securities have been in such a position for less than 12 months. The unrealized loss on those securities was approximately $12 and the fair value was $19.1 million. As of June 30, 2012, the Company does not consider these investments to be other-than-temporarily impaired.

Municipal bonds have contractual maturity dates that range from July 2012 to July 2019. All income generated from these investments is recorded as interest income.

5. Intangible Assets

Intangible assets subject to amortization as of June 30, 2012 and December 31, 2011 consist of the following:

		As of June 30, 2012
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
			(Unaudited)
Customer, affiliate and advertiser relationships	4 – 9	$7,148	$(3,326)	$3,822
Developed websites	3	5,400	(4,650)	750
Trademark, trade name and domain name	1 - 7	1,821	(1,016)	805
Proprietary user information database and Internet traffic	5	5,194	(4,190)	1,004
Non-compete agreements	2 - 3	344	(233)	111

Total intangible assets		$19,907	$(13,415)	$6,492

		As of December 31, 2011
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer, affiliate and advertiser relationships	4 - 9	$8,928	$(4,509)	$4,419
Developed websites	3	5,400	(4,200)	1,200
Trademark, trade name and domain name	1 - 7	1,942	(978)	964
Proprietary user information database and Internet traffic	5	5,188	(3,669)	1,519
Non-compete agreements	2 - 3	343	(168)	175

Total intangible assets		$21,801	$(13,524)	$8,277

Intangible assets are amortized over their estimated useful lives, which range from one to nine years, using methods of amortization that are expected to reflect the estimated pattern of economic use. The remaining amortization expense will be recognized over a weighted-average period of approximately 2.13 years. Amortization expense was $0.9 million and $1.0 million for the three months ended June 30, 2012 and 2011, respectively, and $1.8 million and $2.1 million for the six months ended June 30, 2012 and 2011, respectively. Amortization expense is recorded within operating expenses as the intangible assets consist of customer-related assets and website traffic that the Company considers to be in support of selling and marketing activities. The Company wrote off $1.9 million of fully amortized intangible assets in the first half of 2012.

The Company expects amortization expense of intangible assets to be as follows:

Years Ending December 31:	Amortization Expense
(Unaudited)
2012 (July 1st – December 31st)	$1,527
2013	1,780
2014	1,385
2015	1,138
2016	662
Thereafter	—

$6,492

6. Net Income Per Common Share

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per common share is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)
Numerator:
Net income	$1,965	$1,818	$2,330	$1,743

Denominator:
Basic:
Weighted average shares of common stock outstanding	40,185,062	38,331,895	40,023,696	38,136,159

Diluted:
Weighted average shares of common stock outstanding	40,185,062	38,331,895	40,023,696	38,136,159
Effect of potentially dilutive shares(1)	767,262	2,358,984	878,885	2,726,364

Total weighted average shares of common stock outstanding	40,952,324	40,690,879	40,902,581	40,862,523

Net Income Per Common Share:
Basic net income per common share	$0.05	$0.05	$0.06	$0.05

Net Income Per Common Share:
Diluted net income per common share	$0.05	$0.04	$0.06	$0.04

(1)	In calculating diluted earnings per share, 3,912,783 and 1,486,342 shares related to outstanding stock options and unvested restricted stock awards were excluded for the three months ended June 30, 2012 and 2011, respectively, and 3,989,333 and 1,094,481 shares related to outstanding stock options and unvested restricted stock awards were excluded for the six months ended June 30, 2012 and 2011, respectively, because they were anti-dilutive.

7. Bank Term Loan Payable

The Company's $5.0 million revolving credit facility was amended in August 2011, extending its term and adjusting certain other financial terms and covenants. Unless earlier payment is required by an event of default, all principal and unpaid interest will be due and payable on August 31, 2016. At the Company’s option, the Revolving Credit Facility (the “Credit Agreement”) bears interest at either the prime rate less 1.00% or the London Interbank Offered Rate (“LIBOR”) plus the applicable LIBOR margin. The applicable LIBOR margin is based on the ratio of total funded debt to earnings before interest, other income and expense, income taxes, depreciation, and amortization (“EBITDA”) for the preceding four fiscal quarters. As of June 30, 2012, the applicable LIBOR margin was 1.25%.

The Company is also required to pay an unused line fee on the daily unused amount of its Credit Agreement at a per annum rate based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters. As of June 30, 2012, the per annum unused line fee rate was 0.20%.

At June 30, 2012 and December 31, 2011 there were no amounts outstanding under the Credit Agreement. There was a $1.5 million standby letter of credit related to the Company’s corporate headquarters lease outstanding at December 31, 2011 and March 31, 2012. This letter of credit was amended in May 2012, reducing the balance to $1.2 million and bringing the Company's available borrowings on the $5.0 million facility to $3.8 million.

Borrowings under the Credit Agreement are collateralized by a security interest in substantially all assets of the Company. Covenants governing the Credit Agreement include the maintenance of certain financial ratios. At June 30, 2012 the Company was in compliance with all covenants under the Credit Agreement.

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

Future minimum lease payments under the Company’s noncancelable operating leases at June 30, 2012 are as follows:

Years Ending December 31:	Minimum Lease Payments
(Unaudited)
2012 (July 1st – December 31st)	$2,106
2013	3,965
2014	3,950
2015	3,408
2016	3,485
Thereafter	10,721

$27,635

The Company has an irrevocable standby letter of credit outstanding in the aggregate amount of $1.2 million. This letter of credit supports the lease the Company entered into in 2009 for its corporate headquarters. This letter of credit extends, subject to certain reductions, annually through February 28, 2020 unless notification of termination is received.

Net Worth Tax Contingency

In late March 2010, the Company received a letter from the Department of Revenue of the Commonwealth of Massachusetts (the “MA DOR”) requesting documentation demonstrating that TSC has been classified by the MA DOR as a Massachusetts security corporation. Following subsequent correspondence with the MA DOR and a settlement conference on March 22, 2011, the Company received on July 16, 2011 a Notice of Assessment from the MA DOR for 2006 and 2007 in the amount of approximately $198 (which amount included all interest and penalties to date) with respect to additional excise taxes on net worth related to TSC. Based on the Company’s previous assessment that it was probable that the MA DOR would require an adjustment to correct TSC’s tax filings such that it will be treated as a Massachusetts business corporation for the applicable years, for the year ended December 31, 2010, the Company recorded a liability of approximately $200, representing its best estimate at that time of the potential net worth tax exposure. The tax benefits available to a Massachusetts security corporation are comprised of (i) a different rate structure (1.32% on gross investment income vs. 9.5% on net income) and (ii) exemption from the 0.26% excise tax on net worth. On August 17, 2011, the Company filed Applications for Abatement with the MA DOR. On January 6, 2012, the Company filed Petitions for Formal Procedure with the Massachusetts Appellate Tax Board; a status conference has been scheduled for October 11, 2012. The Company intends to continue to dispute the assessment and believes it has meritorious defenses which it intends to vigorously assert. There were no changes to the net worth tax reserve assessment as of June 30, 2012.

Litigation

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At June 30, 2012 and December 31, 2011, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

9. Comprehensive Income

Comprehensive income includes all changes in equity during a period, except those resulting from investments by stockholders and distributions to stockholders. For the three and six months ended June 30, 2012 and 2011 the Company’s comprehensive income is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)
Net income	$1,965	$1,818	$2,330	$1,743
Other comprehensive (loss) income:
Unrealized (loss) gain on investments (net of tax effect of ($3), $2, $7 and $4, respectively)	(6)	5	1	9
Unrealized (loss) gain on foreign currency exchange	(78)	(101)	44	(84)

Other comprehensive (loss) income	(84)	(96)	45	(75)

Total comprehensive income	$1,881	$1,722	$2,375	$1,668

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

In April 2007, the Board approved the 2007 Stock Option and Incentive Plan (the “2007 Plan”), which was approved by the stockholders and became effective upon the consummation of the Company’s initial public offering (“IPO”) in May 2007. Effective upon the consummation of the IPO, no further awards were made pursuant to the 1999 Plan, but any outstanding awards under the 1999 Plan will remain in effect and will continue to be subject to the terms of the 1999 Plan. The 2007 Plan allows the Company to grant ISOs, NSOs, stock appreciation rights, deferred stock awards, restricted stock and other awards. Under the 2007 Plan, stock options may not be granted at less than fair market value on the date of grant, and grants generally vest over a four year period. Stock options granted under the 2007 Plan expire no later than ten years after the grant date. The Company has reserved for issuance an aggregate of 2,911,667 shares of common stock under the 2007 Plan plus an additional annual increase to be added automatically on January 1 of each year, beginning on January 1, 2008, equal to the lesser of (a) 2% of the outstanding number of shares of common stock (on a fully-diluted basis) on the immediately preceding December 31 and (b) such lower number of shares as may be determined by the Company’s compensation committee. The number of shares available for issuance under the 2007 Plan is subject to adjustment in the event of a stock split, stock dividend or other change in capitalization. Generally, shares that are forfeited or canceled from awards under the 2007 Plan also will be available for future awards. To date, approximately 4.9 million shares have been added to the plan in accordance with the automatic annual increase. In addition, shares subject to stock options returned to the 1999 Plan, as a result of their expiration, cancellation or termination, are automatically made available for issuance under the 2007 Plan. As of June 30, 2012 a total of 2,164,097 shares were available for grant under the 2007 Plan.

Accounting for Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The Company calculated the fair values of the options granted using the following estimated weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)
Expected volatility	*	*	*	79%
Expected term	*	*	*	6.25 years
Risk-free interest rate	*	*	*	2.30%
Expected dividend yield	*	*	*	0.00%
Weighted-average grant date fair value per share	*	*	*	$5.16

*	there were no options granted in the first half of 2012 or the second quarter of 2011

As there was no public market for the Company’s common stock prior to the Company’s IPO in May 2007, and limited historical information on the volatility of its common stock since the date of the Company’s IPO, the Company determined the volatility for options granted in the first half of 2011 based on an analysis of the historical volatility of the Company’s stock and reported data for a peer group of companies that issued options with substantially similar terms. There were no stock options granted in the three or six months ended June 30, 2012.

The expected volatility of options granted has been determined using a weighted average of the historical volatility of the Company’s stock and the peer group of companies for a period equal to the expected life of the option. The expected life of options has been determined utilizing the “simplified” method. The risk-free interest rate is based on a zero coupon United States treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero. The Company applied an estimated annual forfeiture rate based on its historical forfeiture experience of 11.3% and 3.6% in determining the expense recorded in the six months ended June 30, 2012 and 2011, respectively.

A summary of the stock option activity under the Company’s stock option plan for the six months ended June 30, 2012 is presented below:

Year-to-Date Activity	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
	(Unaudited)
Options outstanding at December 31, 2011	6,010,000	$6.90
Granted	—	—
Exercised	(144,696)	5.26
Forfeited	(83,438)	5.74
Cancelled	(152,684)	9.89

Options outstanding at June 30, 2012	5,629,182	$6.88	4.7	$1,489

Options exercisable at June 30, 2012	5,194,264	$6.94	4.4	$1,473

Options vested or expected to vest at June 30, 2012 (1)	5,580,008	$6.88	4.6	$1,487

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

During the six months ended June 30, 2012 and 2011, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $0.2 million and $0.4 million, respectively, and the total amount of cash received from exercise of these options was $0.3 million and $1.1 million, respectively. The total grant date fair value of stock options granted after January 1, 2006 that vested during the six months ended June 30, 2012 and 2011 was $0.7 million and $1.2 million, respectively.

Restricted Stock Awards

Restricted stock awards are valued at the market price of a share of the Company’s common stock on the date of grant. A summary of the restricted stock award activity under the 2007 Stock Plan for the six months ended June 30, 2012 is presented below:

Year-to-Date Activity	Shares	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
	(Unaudited)
Nonvested outstanding at December 31, 2011	1,663,751	$5.66
Granted	606,746	6.19
Vested	(374,248)	4.77
Forfeited	(148,750)	6.27

Nonvested outstanding at June 30, 2012	1,747,499	$5.44	$13,217

The total grant-date fair value of restricted stock awards that vested during the six months ended June 30, 2012 and 2011 was $1.8 million and $1.9 million, respectively. As of June 30, 2012, there was $9.7 million of total unrecognized compensation expense related to stock options and restricted stock awards which is expected to be recognized over a weighted average period of 2.2 years.

11. Stockholders’ Equity

Preferred Shares Authorized

In April 2007, the Board of Directors authorized 5,000,000 shares of undesignated preferred stock, par value $0.001 per share. No preferred shares have been issued as of June 30, 2012.

Reserved Common Stock

As of June 30, 2012, the Company has reserved 10,415,717 shares of common stock for options and restricted stock awards outstanding and available for grant under stock option plans.

12. Income Taxes

The Company’s effective income tax rate was 42.9% and 51% for the six months ended June 30, 2012 and 2011, respectively. The effective income tax rate is based upon the estimated annual effective tax rate in compliance with ASC 740, Income Taxes, and other related guidance. The Company updates the estimate of its annual effective tax rate at the end of each quarterly period. The Company’s estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and its interpretations of tax laws.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company recognized interest and penalties totaling $9 in income tax expense in the six months ended June 30, 2012.

For the year ended December 31, 2010, the Company had recorded a tax reserve of approximately $400 for the potential state income tax liability arising from the difference between the income tax rates applicable for security corporations and business corporations in Massachusetts, relating to the matter described in Note 8. In connection with such matter, on July 16, 2011, the Company received a Notice of Assessment from the MA DOR for 2006 and 2007 in the amount of approximately $345 (which amount included all interest and penalties to date) with respect to additional income taxes related to TechTarget, Inc. The Company increased the reserve assessment to reflect additional interest accrued through the second quarter of 2012. The balance of the reserve assessment as of June 30, 2012 was $436. On August 17, 2011, the Company filed Applications for Abatement with the MA DOR. On January 6, 2012, the Company filed Petitions under Formal Procedure with the Massachusetts Appellate Tax Board; a status conference has been scheduled for October 11, 2012. The Company intends to continue to dispute the assessment and believes it has meritorious defenses which it intends to vigorously assert.

Tax years 2008 through 2011 are subject to examination by the federal and state taxing authorities. The Company received notification during the second quarter of 2012 that the IRS will examine the 2009 and 2010 federal tax returns, and that New York State will examine the Company’s 2008 through 2011 state returns.

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

Geographic Data

Net sales to unaffiliated customers by geographic area were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)
North America	$22,902	$25,876	$43,384	$46,666
International	3,467	2,226	6,699	4,002

Total	$26,369	$28,102	$50,083	$50,668

14. Subsequent Event

On August 7, 2012, the Company announced that, on August 3, 2012, its Board of Directors authorized a $20 million stock repurchase program. The Company is authorized to repurchase the Company’s common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined based on an evaluation of market conditions and other factors. The Company may elect to implement a Rule 10b5-1 trading plan to make such purchases, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be funded with cash on hand.

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

Our integrated content platform consists of a network of over 115 websites that we complement with targeted in-person events. Throughout the critical stages of the purchase decision process, our content offerings meet IT professionals’ needs for expert, peer and IT vendor information, and provide a platform on which IT vendors can launch targeted marketing campaigns that generate measurable, high Return on Investment (“ROI”). As IT professionals have become increasingly specialized, they have come to rely on our sector-specific websites for purchasing decision support. Our content enables IT professionals to navigate the complex and rapidly changing IT landscape where purchasing decisions can have significant financial and operational consequences. Based upon the logical clustering of our users’ respective job responsibilities and the marketing focus of the products that our customers are advertising, we currently categorize our content offerings across nine distinct media groups: Application Architecture and Development; Channel; CIO/IT Strategy; Data Center and Virtualization Technologies; Business Applications and Analytics; Networking; Security; Storage; and TechnologyGuide.

Executive Summary

During 2011 and the six-month period ended June 30, 2012, we made significant progress on our strategy to grow our business and increase the reach of our offerings. It continues to be the case that, central to these efforts, is the progress that we are making with our new product platform, Activity Intelligence™, and the continued expansion of our direct international capabilities.

Key strategic activities during the period ended June 30, 2012 included:

•

Activity Intelligence—Approximately 350 of our customers now have access to the Activity Intelligence dashboard, with over 40 of those customers having purchased the Nurture and Notify™ offering. We also have other product initiatives designed to leverage this platform in the development pipeline that we currently anticipate will increase our penetration of our accounts, as well as potentially leverage our core capabilities in complementary offerings.

•

International Update – International geo-targeted revenue grew 18% sequentially from the first quarter of 2012 and represented 20% of revenues in the second quarter. We believe that our integrated product offering across regions is resonating with international marketers and contributing to our successful results, and we plan on continuing to invest in these capabilities as we seek opportunities to increase our global reach. As noted previously, we recently established an office in Singapore to help better manage Southeast Asia sales operations and work more closely with Asia-Pacific (APAC) regional marketers. We have approximately 435,000 registered members from Southeast Asia and serve more than 8 million Southeast Asian ad impressions each quarter across our network of sites that focus on enterprise information technology topics such as data centers, virtualization, cloud computing, storage, networking and business applications. The new Singapore office adds to the established operational bases we have in APAC, including offices in China, India and Australia.

•	Site launches: In the six month period ended June 30, 2012, we launched the following new websites:

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

•

SearchCloudApplications.com™, a new website dedicated to serving the information needs of information technology (IT) and business professionals deploying Software-as-a-Service (SaaS) business applications in the cloud, and developers and architects tasked with building custom applications leveraging the cloud.

Business Trends

The following discussion highlights key trends affecting our business.

•

Macro-economic Conditions and Industry Trends. Because all of our customers are IT vendors, the success of our business is intrinsically linked to the health, and subject to market conditions, of the IT industry. In addition to the ongoing instability and unpredictable growth continuing to affect the domestic and international economies, generally, in the six month period ended June 30, 2012, we saw a continued weakness in the IT market. Using the six largest Global IT vendors by revenue (HP, IBM, Dell, Microsoft, Cisco, Oracle) as a barometer, their aggregate revenue has declined, indicating that there appears to be a continuing deceleration in the growth in the Global IT market. As a result, we continue to see evidence that some IT vendors’ North American advertising budgets are being reduced or deferred, which is negatively affecting our results. Additionally, this deceleration has affected all segments of our customer base. As a result, until management is able to better determine if the pullback in spending by our customers is a temporary condition or a new level of spending, although we will continue to invest in growth areas, management will continue to carefully control discretionary spending such as travel and entertainment, and the filling of new and replacement positions, in an effort to maintain profit margins and cash flow.

•

Customer Segments. In the three-month period ended June 30, 2012 all three of our customer segments report being negatively affected by the challenging macro-economic conditions. Specifically, during that three-month period, revenues from our mid-sized customers grew in the low single digits, while revenues from the top 12 Global IT vendors and small customers declined in the single digits. All three of our customer segments report being negatively affected by macro conditions. Although we expect the short term pressure from the weak macro-economic conditions to continue, from a more long-term perspective we are encouraged by the strategic level of discussions that we continue to have with our largest customers about our new and developing product capabilities.

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

Online. Our network of websites forms the core of our content platform. Our websites provide IT professionals with comprehensive decision support information tailored to their specific areas of responsibility and purchasing decisions. Through our websites, we offer a variety of online media offerings to connect IT vendors to IT professionals. Our lead generation offerings allow IT vendors to maximize ROI by capturing qualified sales leads from the distribution and promotion of content to our audience of IT professionals. In August of 2011, TechTarget released a major upgrade to our Activity Intelligence platform. Beginning in 2012, all of our lead generation campaigns offer the Activity Intelligence Dashboard. In March 2012, we introduced Nurture & Notify as a new service of the Activity Intelligence platform. Our branding offerings provide IT vendors exposure to targeted audiences of IT professionals actively researching information related to their products and services. Our branding offerings include display advertising and custom offerings. Display advertising can be purchased on specific websites within our network, and against specific technology segments. Our custom offerings allow customers to have content or entire “micro-sites” created that focus on topics related to their marketing objectives and include promotion of these vehicles to our users. These offerings give IT vendors the ability to increase their brand awareness to highly specialized IT sectors.

Our lead generation offerings include the following:

•

Activity Intelligence Dashboard. This new technology platform gives TechTarget’s customer’s marketers and sales representatives a real-time view of their prospects, which includes insights on the research activities of technology buying teams, including at an account level.

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

•

Webcasts, Podcasts, Videocasts and Virtual Trade Shows. Webcasts, podcasts, videocasts, virtual trade shows and similar content bring informational sessions directly to attendees’ desktops and, in the case of podcasts, directly to their mobile devices. As is the case with white papers, our users supply their corporate contact and qualification information to the webcast, podcast, virtual trade show or videocast sponsor when they view or download the content. Sponsorship includes access to the registrant information and visibility before, during and after the event.

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

Events. Events revenue represented approximately 13% and 14% of total revenues for the three months ended June 30, 2012 and 2011, respectively, and approximately 10% and 12% of total revenues for the six months ended June 30, 2012 and 2011, respectively. Most of our media groups operate revenue generating events. The majority of our events are free to IT professionals and are sponsored by IT vendors. Attendees are pre-screened based on event-specific criteria such as sector-specific budget size, company size, or job title. We offer three types of events: multi-day conferences, single-day seminars and custom events. Multi-day conferences provide independent expert content for our attendees and allow vendors to purchase exhibit space and other sponsorship offerings that enable interaction with the attendees. We also hold single-day seminars on various topics in major cities. These seminars provide independent content on key sub-topics in the sectors we serve, are free to qualified attendees, and offer multiple vendors the ability to interact with specific, targeted audiences actively focused on buying decisions. Our custom events differ from our seminars in that they are exclusively sponsored by a single IT vendor, and the content is driven primarily by the sole sponsor.

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

Product Development. Product development expense includes the creation and maintenance of our network of websites, advertiser offerings and technical infrastructure. Product development expense consists primarily of salaries and related personnel costs; stock-based compensation expenses; facilities and other related overhead.

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

Online Media. Revenue for lead generation campaigns is recognized as follows:

•

Beginning in the period ended March 31, 2012, our lead generation campaigns all offer the Activity Intelligence Dashboard. In order to manage the lead generation component, we have changed our operational approach and the contractual terms and conditions under which we sell our products. Instead of selling individual elements, we sell various lead generation campaigns with the dashboard. Revenue is recognized ratably over the duration of the campaigns. As part of these offerings, we will guarantee a minimum number of qualified leads to be delivered over the course of the advertising campaign. We determine the content necessary to achieve performance guarantees. Scheduled end dates of advertising campaigns sometimes need to be extended, pursuant to the terms of the arrangement, to satisfy lead guarantees.

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

As part of these offerings, we will guarantee a minimum number of qualified leads to be delivered over the course of the advertising campaign. Scheduled end dates of advertising campaigns sometimes need to be extended, pursuant to the terms of the arrangement, to satisfy lead guarantees or to fulfill all elements of the advertising campaign based on delayed receipts of advertising media collateral from the customer.

Revenue for other online media offerings is recognized as follows for 2011 as well as for the three and six-month periods ended June 30, 2012:

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

The allowance for doubtful accounts was $0.8 million at June 30, 2012 and $1.1 million at December 31, 2011.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Expected volatility	*	*	*	79%
Expected term	*	*	*	6.25 years
Risk-free interest rate	*	*	*	2.30%
Expected dividend yield	*	*	*	0.00%
Weighted-average grant date fair value per share	*	*	*	$5.16

*	there were no options granted in the first half of 2012 or the second quarter of 2011

As there was no public market for our common stock prior to our initial public offering in May 2007, and there has been limited historical information on the volatility of our common stock since the date of our initial public offering, we determined the volatility for options granted in the first half of 2011 based on an analysis of the historical volatility of our stock and reported data for a peer group of companies that issued options with substantially similar terms. There were no options granted during the six months ended June 30, 2012.

The expected volatility of options granted has been determined using a weighted average of the historical volatility of our stock and the peer group of companies for a period equal to the expected life of the option. The risk-free interest rate is based on a zero coupon United States treasury instrument whose term is consistent with the expected life of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. We applied an estimated annual forfeiture rate based on our historical forfeiture experience of 11.3% and 3.6% in determining the expense recorded in the six months ended June 30, 2012 and 2011, respectively.

Internal-Use Software and Website Development Costs

We capitalize costs of materials, consultants and compensation and related expenses of employees who devote time to the development of internal-use software and website applications and infrastructure involving developing software to operate our websites. However, we expense as incurred website development costs for new features and functionalities since it is not probable that they will result in additional functionality until they are both developed and tested with confirmation that they are more effective than the current set of features and functionalities on our websites. Our judgment is required in determining the point at which various projects enter the states at which costs may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized, which is generally three years. To the extent that we change the manner in which we develop and test new features and functionalities related to our websites, assess the ongoing value of capitalized assets or determine the estimated useful lives over which the costs are amortized, the amount of website development costs we capitalize and amortize in future periods would be impacted. We review capitalized internal-use software and website development costs for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We would recognize an impairment loss only if the carrying amount of the asset is not recoverable and exceeds its fair value. We capitalized internal-use software and website development costs of $0.7 million and $0.8 million for the three months ended June 30, 2012 and 2011, respectively, and $1.6 million for the six months ended June 30, 2012 and 2011.

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

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	($ in thousands)
Revenues:
Online	$23,038	87%	$24,151	86%	$45,109	90%	$44,531	88%
Events	3,331	13	3,951	14	4,974	10	6,137	12

Total revenues	26,369	100	28,102	100	50,083	100	50,668	100
Cost of revenues:
Online	5,949	23	5,720	20	11,990	24	11,326	22
Events	1,154	4	1,242	4	1,917	4	2,119	4

Total cost of revenues	7,103	27	6,962	25	13,907	28	13,445	27

Gross profit	19,266	73	21,140	75	36,176	72	37,223	73
Operating expenses:
Selling and marketing	9,227	35	10,184	36	18,390	37	18,815	37
Product development	1,881	7	1,870	7	3,736	7	3,816	8
General and administrative	2,979	11	3,458	12	6,627	13	7,257	14
Restructuring	—	—	384	1	—	—	384	1
Depreciation	811	3	668	2	1,578	3	1,309	3
Amortization of intangible assets	874	3	989	4	1,812	4	2,075	4

Total operating expenses	15,772	60	17,553	62	32,143	64	33,656	66

Operating income	3,494	13	3,587	13	4,033	8	3,567	7
Interest income, net	23	*	6	*	47	*	12	*

Income before provision for income taxes	3,517	13	3,593	13	4,080	8	3,579	7
Provision for income taxes	1,552	6	1,775	6	1,750	3	1,836	4

Net income	$1,965	7%	$1,818	6%	$2,330	5%	$1,743	3%

*	Not meaningful

Comparison of Three Months Ended June 30, 2012 and 2011

Revenues

	Three Months Ended June 30,
	2012	2011	Increase (Decrease)	Percent Change
	(Unaudited)
	($ in thousands)
Revenues:
Online	$23,038	$24,151	$(1,113)	(5)%
Events	3,331	3,951	(620)	(16)

Total revenues	$26,369	$28,102	$(1,733)	(6)%

Online. The decrease in online revenue was primarily attributable to a $0.6 million decrease in branding revenues, primarily due to decreases in newsletter and banner sales volume. Lead generation offerings also decreased by $0.4 million.

Events. The decrease in events revenue is caused by reductions in custom events and seminars, offset in part by an increase in conference revenues due to an additional multi-day conference held in the second quarter of 2012 that was not held in 2011.

Cost of Revenues and Gross Profit

	Three Months Ended June 30,
	2012	2011	Increase (Decrease)	Percent Change
	(Unaudited)
	($ in thousands)
Cost of revenues:
Online	$5,949	$5,720	$229	4%
Events	1,154	1,242	(88)	(7)

Total cost of revenues	$7,103	$6,962	$141	2%

Gross profit	$19,266	$21,140	$(1,874)	(9)%

Gross profit percentage	73%	75%

Cost of Online Revenues. The increase in cost of online revenues was primarily attributable to an increase in payroll-related expenses due to increased headcount.

Cost of Events Revenues. Cost of events revenues decreased in the second quarter as compared to the same period a year ago, primarily due to decreases in variable direct costs as a result of the decrease in the number of events that we conducted.

Gross Profit. Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. Gross profit for the second quarter of 2012 was 73% as compared to 75% for the same period of 2011. The decrease in online gross profit was $1.3 million, attributable to the decrease in online revenue in combination with increases in compensation costs, as compared to the second quarter of 2011. Events gross profit decreased by $0.5 million as a result of the lower events revenues, offset in part by a decrease in related variable direct costs. Because the majority of our costs are labor-related, we expect our gross profit to fluctuate from period to period depending on the total revenues for the period, as well as the relative contribution of online and events revenues to our total revenues.

Operating Expenses and Other

	Three Months Ended June 30,
	2012	2011	Increase (Decrease)	Percent Change
	(Unaudited)
	($ in thousands)
Operating expenses:
Selling and marketing	$9,227	$10,184	$(957)	(9)%
Product development	1,881	1,870	11	1
General and administrative	2,979	3,458	(479)	(14)
Restructuring charge	—	384	(384)	—
Depreciation	811	668	143	21
Amortization of intangible assets	874	989	(115)	(12)

Total operating expenses	$15,772	$17,553	$(1,781)	(10)%

Interest income, net	$23	$6	$17	283%

Provision for income taxes	$1,552	$1,775	$(223)	(13)%

Selling and Marketing. Selling and marketing expenses decreased $1.0 million, primarily due to a $0.3 million decrease in incentive compensation due to lower revenues, a $0.4 million decrease in stock-based compensation due to the completion of vesting of certain equity awards and a $0.2 million decrease in travel costs.

Product Development. Product development expense remained flat year over year.

General and Administrative. The decrease in general and administrative expense was primarily attributable to a $0.3 million reduction in stock-based compensation, primarily due to the completion of vesting of certain equity awards, and a $0.2 million decrease in bad debt and legal fees, primarily related to the acquisition of Computer Weekly in the second quarter of 2011.

Restructuring Charge. The restructuring charge in 2011 was for redundancy costs related to the Computer Weekly acquisition.

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

Interest Income, Net. The increase in interest income, net, reflects our higher cash balances in the three months ended June 30, 2012 as compared to the same period in 2011.

Provision for Income Taxes. Our effective income tax rate was 44.1% and 49% for the three months ended June 30, 2012 and 2011, respectively. The decrease in the tax rate year over year is caused by a decrease in the amount of non tax-deductible stock-based compensation during those respective periods. The effective income tax rate is based upon the estimated annual effective tax rate in compliance with Accounting Standards Codification (“ASC”) 740, Income Taxes, and other related guidance. We update the estimate of our annual effective tax rate at the end of each quarterly period. Our estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and interpretations of tax laws.

Comparison of Six Months Ended June 30, 2012 and 2011

Revenues

	Six Months Ended June 30,
	2012	2011	Increase (Decrease)	Percent Change
	(Unaudited)
	($ in thousands)
Revenues:
Online	$45,109	$44,531	$578	1%
Events	4,974	6,137	(1,163)	(19)

Total revenues	$50,083	$50,668	$(585)	(1)%

Online. The increase in online revenue was attributable to a $1.3 million increase in delivery of lead generation offerings, primarily in the first quarter of 2012. This increase was offset in part by a decrease in banner sales volume and, to a lesser extent, third party revenues.

Events. The decrease in events revenue is primarily due to a reduction in seminar revenues and, to a lesser extent, custom events.

Cost of Revenues and Gross Profit

	Six Months Ended June 30,
	2012	2011	Increase (Decrease)	Percent Change
	(Unaudited)
	($ in thousands)
Cost of revenues:
Online	$11,990	$11,326	$664	6%
Events	1,917	2,119	(202)	(10)

Total cost of revenues	$13,907	$13,445	$462	3%

Gross profit	$36,176	$37,223	$(1,047)	(3)%

Gross profit percentage	72%	73%

Cost of Online Revenues. The increase in cost of online revenues was primarily attributable to an increase in payroll-related expenses due to increased headcount.

Cost of Events Revenues. Cost of events revenues decreased in the first half of 2012 as compared to the same period a year ago, primarily due to decreases in variable direct costs as a result of the decrease in the number of events that we conducted.

Gross Profit. Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. Gross profit for the first half of 2012 was 72%, as compared to 73% for the same period in 2011. Online gross profit was relatively flat from the first half of 2011 to the same period in 2012, attributable to the increase in online revenue offset by increases in compensation costs as compared to the first half of 2011. Events gross profit decreased by $1.0 million, primarily as a result of the lower events revenues, which were offset in part by a reduction in related variable direct costs. Because the majority of our costs are labor-related, we expect our gross profit to fluctuate from period to period depending on the total revenues for the period, as well as the relative contribution of online and events revenues to our total revenues.

Operating Expenses and Other

	Six Months Ended June 30,
	2012	2011	Increase (Decrease)	Percent Change
	(Unaudited)
	($ in thousands)
Operating expenses:
Selling and marketing	$18,390	$18,815	$(425)	(2)%
Product development	3,736	3,816	(80)	(2)
General and administrative	6,627	7,257	(630)	(9)
Restructuring charge	—	384	(384)	—
Depreciation	1,578	1,309	269	21
Amortization of intangible assets	1,812	2,075	(263)	(13)

Total operating expenses	$32,143	$33,656	$(1,513)	(4)%

Interest income, net	$47	$12	$35	292%

Provision for income taxes	$1,750	$1,836	$(86)	(5)%

Selling and Marketing. Selling and marketing expenses decreased $0.4 million, primarily due to a $0.8 million decrease in stock-based compensation due to the completion of vesting of certain equity awards, offset in part by a $0.4 million increase in compensation costs, due primarily to increased headcount from international expansion.

Product Development. The decrease in product development expense was primarily caused by lower stock-based compensation expense due to the completion of vesting of certain equity awards.

General and Administrative. The decrease in general and administrative expense was primarily attributable to a $0.5 million reduction in stock-based compensation, primarily due to the completion of vesting of certain equity awards, and a $0.2 million decrease in acquisition-related legal fees related to the Computer Weekly acquisition in the first half of 2011. These decreases were partially offset by increased accounting and tax-related professional fees.

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

Interest Income, Net. The increase in interest income, net, reflects our higher cash balances in the six months ended June 30, 2012 as compared to the same period in 2011.

Provision for Income Taxes. Our effective income tax rate was 42.9% and 51% for the six months ended June 30, 2012 and 2011, respectively. The decrease in the tax rate year over year is caused by a decrease in the amount of non tax-deductible stock-based compensation during those respective periods. The effective income tax rate is based upon the estimated annual effective tax rate in compliance with ASC 740, Income Taxes, and other related guidance. We update the estimate of our annual effective tax rate at the end of each quarterly period. Our estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and interpretations of tax laws.

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

	June 30, 2012	December 31, 2011
	(Unaudited)
	($ in thousands)
Cash, cash equivalents and investments	$66,550	$63,221

Accounts receivable, net	$28,900	$26,272

Cash, Cash Equivalents and Investments

Our cash, cash equivalents and investments at June 30, 2012 were held for working capital purposes and were invested primarily in money market accounts and municipal bonds. We do not enter into investments for trading or speculative purposes.

On August 3, 2012, our Board of Directors authorized a $20 million stock repurchase program. We are authorized to repurchase our common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined based on an evaluation of market conditions and other factors. We may elect to implement a Rule 10b5-1 trading plan to make such purchases, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The repurchase program may be suspended or discontinued at any time. The program will be funded with cash on hand.

Accounts Receivable, Net

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our service delivery and billing activity, cash collections, and changes to our allowance for doubtful accounts. We use days’ sales outstanding, (“DSO”), as a measurement of the quality and status of our receivables. We define DSO as net accounts receivable at period end divided by total revenue for the applicable period, multiplied by the number of days in the applicable period. DSO was 100 days for the quarter ended June 30, 2012 and 84 days at December 31, 2011. The increase in DSO is primarily the result of cash collections being $1.6 million lower than billings during the first half of the year. The aged accounts receivable balance at June 30, 2012 was also reflective of approximately $0.5 million of write-offs that were processed in the quarter which reduced the allowance for doubtful accounts. Collections are increasing quarter to quarter and were approximately 20.6% higher in the second quarter of 2012, as compared to the previous quarter.

Cash Flows

	Six Months Ended June 30,
	2012	2011
	(Unaudited)
	($ in thousands)
Net cash provided by operating activities	$5,295	$7,361

Net cash used in investing activities(1)	$(2,377)	$(4,363)

Net cash provided by financing activities	$1,023	$1,577

(1)	Cash used in investing activities is shown net of investment activity of ($1.4) million and ($15.3) million for the six months ended June 30, 2012 and 2011, respectively.

Operating Activities

Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, the provision for bad debt, stock-based compensation, deferred income taxes, and the effect of changes in working capital and other activities. Cash provided by operating activities for the six months ended June 30, 2012 was $5.3 million compared to cash provided by operating activities of $7.4 million in the six months ended June 30, 2011. The decrease in cash provided by operating activities was a result of changes in operating assets and liabilities of ($3.6) million in the first half of 2012 compared to ($1.7) million in the first half of 2011. Significant components of the changes in assets and liabilities included a $1.0 million decrease in accrued expenses during the first half of 2012 compared to an increase of $1.8 million in the first half of 2011, caused primarily by the payment of contingent compensation in the first half of 2012; a decrease in income taxes payable of $0.7 million in 2012 as compared with an increase of $0.7 million in 2011; an increase in prepaid expenses and other current assets of $1.1 million in 2012 as compared with an increase of $0.5 million in 2011 primarily caused by an income tax receivable balance at June 30, 2012; and a decrease in deferred revenue of $2.0 million in the first half of 2012 as compared with a decrease of $2.2 million in the first half of 2011. These changes were offset in part by an increase in accounts receivable of $2.9 million in 2012 compared to an increase of $4.3 million in 2011, primarily due to the timing of annual billing cycles with some of our larger customers as of June 30, 2011; a decrease in accrued compensation of $0.4 million in 2012 as compared with a decrease of $1.0 million in 2011 related to incentive compensation; a decrease in other liabilities, primarily deferred rent, of $0.1 million in 2012 as compared with an decrease of $0.6 million in 2011; and an increase in accounts payable of $0.7 million in 2012 as compared with an increase of $0.3 million in 2011. Additionally, there was a $0.2 million decrease in net income adjusted for non-cash related items.

Investing Activities

Cash used in investing activities in the six months ended June 30, 2012, net of investment activity, was $2.4 million for the purchase of property and equipment made up primarily of website development costs, computer equipment and related software and internal-use development costs. Cash investment of $2.0 million was also made for the acquisition of Computer Weekly and its sister channel-targeted brand, MicroScope, from Reed Business Information Limited in the first half of 2011.

Equity Financing Activities

We received proceeds from the exercise of stock options in the amounts of $0.8 million and $1.1 million in the six months ended June 30, 2012 and 2011, respectively.

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

The Revolving Credit Facility matures on August 31, 2016. Unless earlier payment is required by an event of default, all principal and unpaid interest will be due and payable on August 31, 2016. At our option, the Revolving Credit Facility bears interest at either the prime rate less 1.00% or the London Interbank Offered Rate (“LIBOR”) plus the applicable LIBOR margin. The applicable LIBOR margin is based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters. As of June 30, 2012, the applicable LIBOR margin was 1.25%.

We are also required to pay an unused line fee on the daily unused amount of our Revolving Credit Facility at a per annum rate based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters. As of June 30, 2012, unused availability under the Revolving Credit Facility totaled $3.2 million and the per annum unused line fee rate was 0.20%.

At June 30, 2012 and 2011 there were no amounts outstanding under this revolving loan agreement. There is a $1.2 million standby letter of credit related to our corporate headquarters lease that is outstanding at June 30, 2012, bringing our available borrowings on the $5.0 million facility to $3.8 million.

Borrowings under the Credit Agreement are collateralized by a security interest in substantially all of our assets. Covenants governing the Credit Agreement include the maintenance of certain financial ratios. At June 30, 2012 we were in compliance with all covenants under the Credit Agreement.

Capital Expenditures

We have made capital expenditures primarily for computer equipment and related software needed to host our websites, internal-use software development costs, as well as for leasehold improvements and other general purposes to support our growth. Our capital expenditures totaled $2.4 million for the six month periods ended June 30, 2012 and 2011. A majority of our capital expenditures in the first half of 2012 and 2011 were internal-use development costs and, to a lesser extent, computer equipment and related software. We are not currently party to any purchase contracts related to future capital expenditures.

Contractual Obligations and Commitments

As of June 30, 2012, our principal commitments consist of obligations under leases for office space. The offices are leased under noncancelable operating lease agreements that expire through 2020. The following table sets forth our commitments to settle contractual obligations in cash as of June 30, 2012:

	Payments Due By Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(Unaudited)
	($ in thousands)
Operating leases	$27,635	$4,116	$7,609	$6,865	$9,045

At June 30, 2012, we had an irrevocable standby letter of credit outstanding in the aggregate amount of $1.2 million. This letter of credit supports the lease we entered into in 2009 for our corporate headquarters. This letter of credit, subject to certain reductions, extends annually through February 28, 2020 unless notification of termination is received.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 2 of “Notes to Consolidated Financial Statements” for recent accounting pronouncements that could have an effect on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

Our subsidiary, TechTarget Limited, was established in July 2006 and is located in London, England. In August 2010 our Hong Kong subsidiary, TechTarget (HK) Limited (“TTGT HK”), was formed in order to facilitate our activities in the Asia-Pacific region. In December 2011 a wholly foreign-owned enterprise (“WFOE”) was formed under the laws of the People's Republic of China as a wholly owned subsidiary of TTGT HK. We also have offices in India, Australia and Singapore and a VIE in Beijing, China. Less than 15% of our revenues for the six months ended June 30, 2012 were derived from advertisers located outside of North America and our foreign exchange gains/losses were not significant. We currently believe our exposure to foreign currency exchange rate fluctuations is financially immaterial and therefore have not entered into foreign currency hedging transactions. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in the future.

Interest Rate Risk

At June 30, 2012, we had cash, cash equivalents and investments totaling $66.6 million. These amounts were invested primarily in money market accounts and municipal bonds. The cash, cash equivalents and investments were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

Our exposure to market risk also relates to the amount of interest expense we must pay under our revolving credit facility. The advances under this credit facility bear a variable rate of interest determined as a function of the lender’s prime rate or LIBOR. At June 30, 2012, there were no amounts outstanding under our revolving credit facility.

Item 4.	Controls and Procedures – Disclosure Controls and Procedures

The Company is required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of the Form 10-K for the period ended December 31, 2011, management, under the supervision of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of disclosure controls and procedures. Based on that evaluation, and due to the material weakness in our internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level. At the conclusion of the six month period ending June 30, 2012, the material weakness identified in the 2011 Form 10-K had not been fully remediated. As a result, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective as of the filing date of this Form 10-Q.

As disclosed in the Company's 2011 Annual Report filed on Form 10-K, management identified the following material weakness in connection with its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011:

•	Inadequate staffing as well as ineffective accounting and reporting system for processing and reporting of certain complex service revenue transactions.

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

Changes in Internal Control over Financial Reporting

The Company made several internal control improvements over financial reporting during the six months ended June 30, 2012 (including the three months ended June 30, 2012 covered by this Form 10-Q) that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. These improvements include changes as part of the remediation plan relating to:

•	Created or modified over ten analysis and exception reports

•	Improved procedures relating to new customer review

•	Hired key personnel and implemented retention procedures

•	Implemented improved contract processes

Although the Company made significant efforts and achieved progressive improvement to address and remediate its previously identified material weakness, the Company believes that such efforts have not yet yielded the results required to fully remediate the material weakness.

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

The primary source of our revenues is the sale of advertising to our customers. Our advertising revenues accounted for approximately 99% of our total revenues for the six months ended June 30, 2012. We believe that advertising spending on the Internet, as in traditional media, fluctuates significantly as a result of a variety of factors, many of which are outside of our control. These factors include:

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

We compete for potential advertisers with a number of different types of offerings and companies, including: broad-based media outlets, such as television, newspapers and business periodicals that are designed to reach a wide audience; general purpose portals and search engines; and offline and online offerings of media companies that produce content specifically for IT professionals, including International Data Group, United Business Media, QuinStreet and CNet. Advertisers may choose our competitors over us not only because they prefer our competitors’ online and events offerings to ours but also because advertisers prefer to utilize other forms of advertising offered by our competitors that are not offered by us and/or to diversify their advertising expenditures. Although less than 15% of our revenues for the six months ended June 30, 2012 were derived from advertisers located outside of North America, as we continue to expand internationally, as we have in the last several years by commencing operations of our own websites in the United Kingdom, India, Spain, China and Australia, by acquiring the Computer Weekly and MicroScope properties from Reed Business Information Limited in the United Kingdom and, most recently, by commencing operations in Singapore in February 2012, we expect to compete with many of the competitors mentioned above, as well as with established media companies based in particular countries or geographical regions. Many of these foreign-based media companies will be larger than we are and will have established relationships with local advertisers. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. As a result, we could lose market share to our competitors in one or more of our businesses and our revenues could decline.

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

In the course of our operating history, we have acquired assets and businesses. Some of our acquisitions have resulted in the recording of a significant amount of goodwill and/or intangible assets on our financial statements. We had approximately $99.0 million of goodwill and net intangible assets as of June 30, 2012. The goodwill and/or intangible assets were recorded because the fair value of the net tangible assets acquired was less than the purchase price. We may not realize the full value of the goodwill and/or intangible assets. As such, we evaluate goodwill and other intangible assets with indefinite useful lives for impairment on an annual basis or more frequently if events or circumstances suggest that the asset may be impaired. We did not have any intangible assets with indefinite lives as of June 30, 2012 or December 31, 2011. We evaluate other intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. If goodwill or other intangible assets are determined to be impaired, we will write off the unrecoverable portion as a charge to our earnings. If we acquire new assets and businesses in the future, as we intend to do, we may record additional goodwill and/or intangible assets. The possible write-off of the goodwill and/or intangible assets could negatively impact our future earnings and, as a result, the market price of our common stock could decline.

The trading value of our common stock may be volatile and decline substantially.

The trading price of our common stock is likely to be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report, these factors include:

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

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. A large portion of our outstanding shares of common stock is held by our officers, directors and significant stockholders. Two of the largest percentages of our shares are owned by venture capital funds, which are typically structured to have a finite life. As these venture capital funds approach or pass the respective terms of the fund, the decision to sell or hold our stock may be based not only on the underlying investment merits of our stock but also on the requirements of their internal fund structure. Our directors, executive officers and significant stockholders beneficially own approximately 24 million shares of our common stock, which represents 61% of our shares outstanding as of June 30, 2012. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline substantially.

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

None.

(b)	Use of Proceeds from Registered Securities

None.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our equity securities during the three month period ended June 30, 2012. As described in detail in Part I, Item 2 above, our Board of Directors authorized a $20 million stock repurchase program on August 3, 2012.

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

TECHTARGET, INC (Registrant)

Date: August 9, 2012	By:	/s/ GREG STRAKOSCH
Greg Strakosch, Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2012	By:	/s/ JANICE KELLIHER
Janice Kelliher, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)

Exhibit Index

Exhibit No.	Description of Exhibit

31.1	Certification of Greg Strakosch, Chief Executive Officer of TechTarget, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, dated August 9, 2012.

31.2	Certification of Janice Kelliher, Chief Financial Officer and Treasurer of TechTarget, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, dated August 9, 2012.

32.1 *	Certifications of Greg Strakosch, Chief Executive Officer of TechTarget, Inc. and Janice Kelliher, Chief Financial Officer and Treasurer of TechTarget, Inc. pursuant to 18 U.S.C. Section 1350, dated August 9, 2012.

101**	The following materials from TechTarget Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Condensed Notes to Consolidated Financial Statements (unaudited).

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filing, except to the extent the Company specifically incorporates it by reference.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.