Form 10-Q
period 2012-09-30
TechTarget Inc
filed 2012-11-09
CIK 1293282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The registrant had 39,489,601 shares of Common Stock, $0.001 par value per share, outstanding as of November 2, 2012.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TECHTARGET, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$41,702	$25,786
Short-term investments	15,601	30,684
Accounts receivable, net of allowance for doubtful accounts of $1,121 and $1,062 as of September 30, 2012 and December 31, 2011, respectively	25,939	26,272
Prepaid expenses and other current assets	2,264	1,782
Deferred tax assets	1,102	1,287

Total current assets	86,608	85,811
Property and equipment, net	8,705	7,942
Long-term investments	15,258	6,751
Goodwill	92,525	92,519
Intangible assets, net of accumulated amortization	5,698	8,277
Deferred tax assets	9,546	9,743
Other assets	278	204

Total assets	$218,618	$211,247

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,741	$2,941
Accrued expenses and other current liabilities	3,244	2,698
Accrued compensation expenses	850	1,199
Income taxes payable	294	1,287
Contingent consideration	—	1,405
Deferred revenue	8,038	5,610

Total current liabilities	15,167	15,140
Long-term liabilities:
Deferred rent	3,330	3,474
Deferred tax liabilities	1,964	2,060
Other liabilities	896	898

Total liabilities	21,357	21,572
Commitments and contingencies (Note 8)	—	—
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 45,366,229 shares issued and 39,472,204 shares outstanding at September 30, 2012 and 44,501,390 shares issued and 38,643,512 shares outstanding at December 31, 2011	46	45
Treasury stock	(35,523)	(35,343)
Additional paid-in capital	262,091	257,459
Accumulated other comprehensive loss	(119)	(250)
Accumulated deficit	(29,234)	(32,236)

Total stockholders’ equity	197,261	189,675

Total liabilities and stockholders’ equity	$218,618	$211,247

See accompanying notes.

TECHTARGET, INC.

Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)
Revenues:
Online	$20,447	$21,763	$65,556	$66,294
Events	4,102	4,129	9,076	10,266

Total revenues	24,549	25,892	74,632	76,560
Cost of revenues:
Online(1)	5,828	5,547	17,818	16,873
Events(1)	1,371	1,488	3,289	3,607

Total cost of revenues	7,199	7,035	21,107	20,480

Gross profit	17,350	18,857	53,525	56,080
Operating expenses:
Selling and marketing(1)	9,082	10,182	27,472	28,997
Product development(1)	1,919	1,874	5,655	5,690
General and administrative(1)	3,433	3,105	10,061	10,362
Restructuring charge	—	—	—	384
Depreciation	850	692	2,428	2,001
Amortization of intangible assets	843	955	2,654	3,030

Total operating expenses	16,127	16,808	48,270	50,464

Operating income	1,223	2,049	5,255	5,616
Interest income, net	37	20	85	32

Income before provision for income taxes	1,260	2,069	5,340	5,648
Provision for income taxes	588	1,106	2,338	2,942

Net income	$672	$963	$3,002	$2,706

Net income per common share:
Basic	$0.02	$0.03	$0.07	$0.07

Net income per common share:
Diluted	$0.02	$0.02	$0.07	$0.07

Weighted average common shares outstanding:
Basic	40,328	38,511	40,125	38,261

Weighted average common shares outstanding:
Diluted	40,878	40,008	40,894	40,578

Comprehensive income	$758	$969	$3,133	$2,637

(1) Amounts include stock-based compensation expense as follows:
Cost of online revenues	$50	$65	$150	$197
Cost of events revenues	4	22	12	64
Selling and marketing	824	1,149	2,213	3,389
Product development	66	111	194	317
General and administrative	543	361	1,341	1,687

See accompanying notes.

TECHTARGET, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2012	2011
	(Unaudited)
Operating Activities:
Net income	$3,002	$2,706
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,082	5,031
Provision for bad debt	319	286
Amortization of investment premiums	844	648
Stock-based compensation expense	3,910	5,654
Deferred tax benefit	33	(891)
Excess tax benefit – stock options	(374)	(708)
Changes in operating assets and liabilities:
Accounts receivable	70	(2,491)
Prepaid expenses and other current assets	(467)	(977)
Other assets	(66)	(82)
Accounts payable	(196)	(133)
Income taxes payable	(619)	478
Accrued expenses and other current liabilities	(1,173)	1,580
Accrued compensation expenses	(221)	(973)
Deferred revenue	2,435	1,085
Other liabilities	(244)	(641)

Net cash provided by operating activities	12,335	10,572

Investing activities:
Purchases of property and equipment, and other assets	(3,182)	(3,596)
Purchases of investments	(14,776)	(31,436)
Proceeds from sales and maturities of investments	20,524	17,370
Acquisition of businesses	—	(2,049)

Net cash provided by (used in) investing activities	2,566	(19,711)

Financing activities:
Excess tax benefit—stock options	374	708
Repurchases of common stock	(180)	—
Proceeds from exercise of stock options	765	1,148

Net cash provided by financing activities	959	1,856

Effect of exchange rate changes on cash and cash equivalents	56	—

Net increase (decrease) in cash and cash equivalents	15,916	(7,283)
Cash and cash equivalents at beginning of period	25,786	32,584

Cash and cash equivalents at end of period	$41,702	$25,301

Supplemental disclosure of cash flow information:

Cash paid for interest	$—	$—

Cash paid for taxes	$3,623	$3,601

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

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, which are comprised of KnowledgeStorm, Inc., Bitpipe, Inc., TechTarget Securities Corporation (“TSC”), TechTarget Limited, TechTarget (HK) Limited, TechTarget (Beijing) Information Technology Consulting Co., Ltd., TechTarget (Australia) Pty Ltd. and TechTarget (Singapore) Pte Ltd. KnowledgeStorm, Inc. and Bitpipe, Inc. feature websites that provide in-depth vendor generated content targeted to corporate IT professionals. TechTarget Securities Corporation is a Massachusetts security corporation incorporated in 2004. TechTarget Limited is a subsidiary doing business principally in the United Kingdom. TechTarget (HK) Limited (“TTGT HK”) is a subsidiary incorporated in Hong Kong in order to facilitate the Company’s activities in Asia-Pacific. Additionally, through its wholly-owned subsidiaries, TTGT HK and TechTarget (Beijing) Information Technology Consulting Co., Ltd. (“TTGT Consulting”, incorporated on December 16, 2011), the Company effectively controls a variable interest entity (“VIE”), Keji Wangtuo Information Technology Co., Ltd., (“KWIT”), which was incorporated under the laws of the People’s Republic of China (“PRC”) on November 27, 2007. TechTarget (Australia) Pty Ltd. (incorporated on December 15, 2011), and TechTarget (Singapore) Pte Ltd. (incorporated on February 12, 2012) are the entities through which the Company does business in Australia and Singapore, respectively.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to revenue, long-lived assets, goodwill, the allowance for doubtful accounts, stock-based compensation, and income taxes. Estimates of the carrying value of certain assets and liabilities are based on historical experience and on various other assumptions that the Company believes to be reasonable. Actual results could differ from those estimates.

Revenue Recognition

The Company generates substantially all of its revenue from the sale of targeted advertising campaigns, which are delivered via its network of websites, and events. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

The majority of the Company’s online media sales involve multiple product offerings, which are described in more detail below. Because neither vendor-specific objective evidence of fair value nor third party evidence of fair value exists for all elements in the Company’s bundled product offerings, the Company uses an estimated selling price which represents management’s best estimate of the stand-alone selling price of deliverables for each deliverable in an arrangement. The Company establishes best estimates considering multiple factors including, but not limited to, class of client, size of transaction, available media inventory, pricing strategies and market conditions. The Company believes the use of the best estimate of selling price allows revenue recognition in a manner consistent with the underlying economics of the transaction. The Company uses the relative selling price method to allocate consideration at the inception of the arrangement to each deliverable in a multiple element arrangement. The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of the deliverable’s best estimated selling price. Revenue is then recognized as delivery occurs.

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

Online Media. Revenue for lead generation campaigns is recognized as follows:

•

Beginning in the period ended March 31, 2012, the Company’s lead generation campaigns all offer the Activity Intelligence™ Dashboard. In order to manage the lead generation component, the Company has changed its operational approach and the contractual terms and conditions under which it sells its products. Instead of contracting to sell individual elements, the Company sells various lead generation campaigns with the Dashboard. Accordingly, revenue is recognized ratably over the duration of the campaign. As part of these offerings, the Company will guarantee a minimum number of qualified leads to be delivered over the course of the advertising campaign. The Company determines the content necessary to achieve performance guarantees. Scheduled end dates of advertising campaigns sometimes need to be extended, pursuant to the terms of the arrangement, to satisfy lead guarantees. The customer has cancellation privileges which generally require advance notice by the customer and require proportional payment by the customer for the portion of the campaign period provided by the Company.

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

Revenue for other online media offerings is recognized as follows for 2011 as well as for the three and nine months ended September 30, 2012:

•	Custom Content Creation. Custom content revenue is recognized when the creation is completed and delivered to the customer.

•	Content Sponsorships. Content sponsorship revenue is recognized ratably over the period in which the related content asset is available on the Company’s websites.

•	List Rentals. List rental revenue is recognized in the period in which the list is sent to the Company’s customer.

•	Banners. Banner revenue is recognized in the period in which the banner impressions or clicks occur.

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

The allowance for doubtful accounts was $1.1 million at both September 30, 2012 and December 31, 2011.

Long-lived Assets, Goodwill and Indefinite-lived Intangible Assets

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

Based on the aforementioned evaluation, the Company believes that, as of each of the balance sheet dates presented, none of the Company’s goodwill or other long-lived assets were impaired. The Company did not have any intangible assets with indefinite lives as of September 30, 2012 or December 31, 2011.

Internal-Use Software and Website Development Costs

The Company capitalizes costs incurred during the development of its website applications and infrastructure as well as certain costs relating to internal-use software. The estimated useful life of costs capitalized is evaluated for each specific project. Capitalized internal-use software and website development costs are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized only if the carrying amount of the asset is not recoverable and exceeds its fair value. The Company capitalized internal-use software and website development costs of $0.7 million and $1.0 million for the three months ended September 30, 2012 and 2011, respectively, and $2.3 million and $2.6 million for the nine months ended September 30, 2012 and 2011, respectively.

Income Taxes

The Company’s deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. A valuation allowance is established against net deferred tax assets if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company records a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return using a “more likely than not” threshold as required by the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes.

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

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which requires entities to present reclassification adjustments included in other comprehensive income on the face of the financial statements and allows entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It also eliminates the option for entities to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. For public companies, ASU 2011-05 is effective for fiscal years (and interim periods within those years) beginning after December 15, 2011, with earlier adoption permitted. In December 2011, the FASB issued ASU No. 2011-12, Topic 220 - Comprehensive Income (“ASU 2011-12”), which indefinitely deferred certain provisions of ASU 2011-05, including the requirement to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. This amendment is effective for both annual and interim financial statements beginning after December 15, 2011. Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under existing guidance. The Company adopted these ASUs using a single continuous statement in Q1 2012 for all periods presented. The Company’s adoption of ASU 2011-12 did not have an impact on its consolidated results of operations or financial condition.

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

3. Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, short- and long-term investments and contingent consideration. The fair value of these financial assets and liabilities was determined based on three levels of input as follows:

•	Level 1. Quoted prices in active markets for identical assets and liabilities;

•	Level 2. Observable inputs other than quoted prices in active markets; and

•	Level 3. Unobservable inputs.

The fair value hierarchy of the Company’s financial assets and liabilities carried at fair value and measured on a recurring basis is as follows:

		Fair Value Measurements at Reporting Date Using
	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$22,133	$22,133	$—	$—
Short-term investments(2)	15,601	—	15,601	—
Long-term investments(2)	15,258	—	15,258	—

Total	$52,992	$22,133	$30,859	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$8,361	$8,361	$—	$—
Short-term investments(2)	30,684	—	30,684	—
Long-term investments(2)	6,751	—	6,751	—

Total	$45,796	$8,361	$37,435	$—

Liabilities:
Contingent consideration(3)	$1,405	$—	$—	$1,405

Total liabilities	$1,405	$—	$—	$1,405

(1)	Included in cash and cash equivalents on the accompanying consolidated balance sheets; valued at quoted market prices in active markets.
(2)	Short- and long-term investments consist of municipal bonds and government agency bonds; their fair value is calculated using an interest rate yield curve for similar instruments.
(3)	The fair value of contingent consideration payable in connection with acquisitions was determined using a probability approach under which the contingent consideration was calculated based on the weighted probability of several forecasted outcomes and discounted using an applicable rate. This amount was paid in full during the first quarter of 2012.

4. Cash, Cash Equivalents and Investments

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less at date of purchase. Cash equivalents are carried at cost, which approximates their fair market value. Cash and cash equivalents consisted of the following:

	September 30, 2012	December 31, 2011
Cash	$19,569	$17,425
Money market funds	22,133	8,361

Total cash and cash equivalents	$41,702	$25,786

The Company’s short- and long-term investments are accounted for as available for sale securities. These investments are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive (loss) income, a component of stockholders’ equity, net of tax. The unrealized gain, net of taxes, was $20 and $12 as of September 30, 2012 and December 31, 2011, respectively. Realized gains and losses on the sale of these investments are determined using the specific identification method. There were no realized gains or losses during the three or nine months ended September 30, 2012 or 2011.

Short- and long-term investments consisted of the following:

	September 30, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short- and long-term investments:
Municipal bonds	$23,308	$15	$(7)	$23,316
Government agency bonds	7,531	12	(0)	7,543

Total short- and long-term investments	$30,839	$27	$(7)	$30,859

	December 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short- and long-term investments:
Municipal bonds	$37,416	$29	$(10)	$37,435

Total short- and long-term investments	$37,416	$29	$(10)	$37,435

The Company had eight debt securities in an unrealized loss position at September 30, 2012. All of these securities have been in such a position for no more than eighteen months. The unrealized loss on those securities was approximately $7 and the fair value was $11.6 million. As of September 30, 2012, the Company does not consider these investments to be other-than-temporarily impaired.

Municipal and government agency bonds have contractual maturity dates that range from October 2012 to May 2015. All income generated from these investments is recorded as interest income.

5. Intangible Assets

Intangible assets subject to amortization as of September 30, 2012 and December 31, 2011 consist of the following:

		As of September 30, 2012
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer, affiliate and advertiser relationships	4 – 9	$7,175	$(3,576)	$3,599
Developed websites	3	5,400	(4,875)	525
Trademark, trade name and domain name	1 - 7	1,816	(1,078)	738
Proprietary user information database and Internet traffic	5	5,211	(4,454)	757
Non-compete agreements	2 - 3	347	(268)	79

Total intangible assets		$19,949	$(14,251)	$5,698

		As of December 31, 2011
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer, affiliate and advertiser relationships	4 - 9	$8,928	$(4,509)	$4,419
Developed websites	3	5,400	(4,200)	1,200
Trademark, trade name and domain name	1 - 7	1,942	(978)	964
Proprietary user information database and Internet traffic	5	5,188	(3,669)	1,519
Non-compete agreements	2 - 3	343	(168)	175

Total intangible assets		$21,801	$(13,524)	$8,277

Intangible assets are amortized over their estimated useful lives, which range from one to nine years, using methods of amortization that are expected to reflect the estimated pattern of economic use. The remaining amortization expense will be recognized over a weighted-average period of approximately 2.35 years. Amortization expense was $0.8 million and $1.0 million for the three months ended September 30, 2012 and 2011, respectively, and $2.7 million and $3.0 million for the nine months ended September 30, 2012 and 2011, respectively. Amortization expense is recorded within operating expenses as the intangible assets consist of customer-related assets and website traffic that the Company considers to be in support of selling and marketing activities. The Company wrote off $1.9 million of fully amortized intangible assets to date in 2012.

The Company expects amortization expense of intangible assets to be as follows:

Years Ending December 31:	Amortization Expense
2012 (October 1st – December 31st)	$693
2013	1,792
2014	1,397
2015	1,150
2016	666
Thereafter	—

$5,698

6. Net Income Per Common Share

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per common share is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net income	$672	$963	$3,002	$2,706

Denominator:
Basic:
Weighted average shares of common stock outstanding	40,327,507	38,510,512	40,124,966	38,260,943

Diluted:
Weighted average shares of common stock outstanding	40,327,507	38,510,512	40,124,966	38,260,943
Effect of potentially dilutive shares(1)	550,068	1,497,772	769,279	2,316,833

Total weighted average shares of common stock outstanding	40,877,575	40,008,284	40,894,245	40,577,776

Net Income Per Common Share:
Basic net income per common share	$0.02	$0.03	$0.07	$0.07

Net Income Per Common Share:
Diluted net income per common share	$0.02	$0.02	$0.07	$0.07

(1)	In calculating diluted earnings per share, 4,393,667 and 4,381,266 shares related to outstanding stock options and unvested restricted stock awards were excluded for the three months ended September 30, 2012 and 2011, respectively, and 4,124,111 and 2,190,076 shares related to outstanding stock options and unvested restricted stock awards were excluded for the nine months ended September 30, 2012 and 2011, respectively, because they were anti-dilutive.

7. Bank Term Loan Payable

The Company’s $5.0 million revolving credit facility was amended in August 2011, extending its term and adjusting certain other financial terms and covenants. Unless earlier payment is required by an event of default, all principal and unpaid interest will be due and payable on August 31, 2016. At the Company’s option, the Revolving Credit Facility (the “Credit Agreement”) bears interest at either the prime rate less 1.00% or the London Interbank Offered Rate (“LIBOR”) plus the applicable LIBOR margin. The applicable LIBOR margin is based on the ratio of total funded debt to earnings before interest, other income and expense, income taxes, depreciation, and amortization (“EBITDA”) for the preceding four fiscal quarters. As of September 30, 2012, the applicable LIBOR margin was 1.25%.

The Company is also required to pay an unused line fee on the daily unused amount of its Credit Agreement at a per annum rate based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters. As of September 30, 2012, the per annum unused line fee rate was 0.20%.

At September 30, 2012 and December 31, 2011 there were no amounts outstanding under the Credit Agreement. Pursuant to the Credit Agreement, there was a $1.5 million standby letter of credit related to the Company’s corporate headquarters lease outstanding at December 31, 2011 and March 31, 2012. This letter of credit was amended in May 2012, reducing the balance to $1.2 million and bringing the Company’s available borrowings on the $5.0 million facility to $3.8 million.

Borrowings under the Credit Agreement are collateralized by a security interest in substantially all assets of the Company. Covenants governing the Credit Agreement include the maintenance of certain financial ratios. At September 30, 2012 the Company was in compliance with all covenants under the Credit Agreement.

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

Future minimum lease payments under the Company’s noncancelable operating leases at September 30, 2012 are as follows:

Years Ending December 31:	Minimum Lease Payments
2012 (October 1st – December 31st)	$1,054
2013	3,973
2014	3,958
2015	3,415
2016	3,493
Thereafter	10,721

$26,614

The Company has an irrevocable standby letter of credit outstanding in the aggregate amount of $1.2 million. This letter of credit supports the lease the Company entered into in 2009 for its corporate headquarters. This letter of credit extends, subject to certain reductions, annually through February 28, 2020 unless notification of termination is received.

Net Worth Tax Contingency

In late March 2010, the Company received a letter from the Department of Revenue of the Commonwealth of Massachusetts (the “MA DOR”) requesting documentation demonstrating that TSC has been classified by the MA DOR as a Massachusetts security corporation. Following subsequent correspondence with the MA DOR and a settlement conference on March 22, 2011, the Company received on July 16, 2011 a Notice of Assessment from the MA DOR for 2006 and 2007 in the amount of approximately $198 (which amount included all interest and penalties to date) with respect to additional excise taxes on net worth related to TSC. Based on the Company’s previous assessment that it was probable that the MA DOR would require an adjustment to correct TSC’s tax filings such that it will be treated as a Massachusetts business corporation for the applicable years, for the year ended December 31, 2010, the Company recorded a liability of approximately $200, representing its best estimate at that time of the potential net worth tax exposure. The tax benefits available to a Massachusetts security corporation are comprised of (i) a different rate structure (1.32% on gross investment income vs. 9.5% on net income) and (ii) exemption from the 0.26% excise tax on net worth. On August 17, 2011, the Company filed Applications for Abatement with the MA DOR. On January 6, 2012, the Company filed Petitions for Formal Procedure with the Massachusetts Appellate Tax Board. A trial date has been set for October 22, 2013. The Company intends to continue to dispute the assessment and believes it has meritorious defenses which it intends to vigorously assert. The Company increased the reserve assessment to reflect additional interest accrued through the third quarter of 2012.

Litigation

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At September 30, 2012 and December 31, 2011, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

9. Comprehensive Income

Comprehensive income includes all changes in equity during a period, except those resulting from investments by stockholders and distributions to stockholders. For the three and nine months ended September 30, 2012 and 2011 the Company’s comprehensive income is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$672	$963	$3,002	$2,706
Other comprehensive income (loss):
Unrealized gain on investments (net of tax effect of $0, $7, $7 and $12, respectively)	1	14	2	23
Unrealized gain (loss) on foreign currency exchange	85	(8)	129	(92)

Other comprehensive income (loss)	86	6	131	(69)

Total comprehensive income	$758	$969	$3,133	$2,637

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

In April 2007, the Board approved the 2007 Stock Option and Incentive Plan (the “2007 Plan”), which was approved by the stockholders and became effective upon the consummation of the Company’s initial public offering (“IPO”) in May 2007. Effective upon the consummation of the IPO, no further awards were made pursuant to the 1999 Plan, but any outstanding awards under the 1999 Plan will remain in effect and will continue to be subject to the terms of the 1999 Plan. The 2007 Plan allows the Company to grant ISOs, NSOs, stock appreciation rights, deferred stock awards, restricted stock and other awards. Under the 2007 Plan, stock options may not be granted at less than fair market value on the date of grant, and grants generally vest over a four year period. Stock options granted under the 2007 Plan expire no later than ten years after the grant date. The Company has reserved for issuance an aggregate of 2,911,667 shares of common stock under the 2007 Plan plus an additional annual increase to be added automatically on January 1 of each year, beginning on January 1, 2008, equal to the lesser of (a) 2% of the outstanding number of shares of common stock (on a fully-diluted basis) on the immediately preceding December 31 and (b) such lower number of shares as may be determined by the Company’s compensation committee. The number of shares available for issuance under the 2007 Plan is subject to adjustment in the event of a stock split, stock dividend or other change in capitalization. Generally, shares that are forfeited or canceled from awards under the 2007 Plan also will be available for future awards. To date, approximately 4.9 million shares have been added to the 2007 Plan in accordance with the automatic annual increase. In addition, shares subject to stock options returned to the 1999 Plan, as a result of their expiration, cancellation or termination, are automatically made available for issuance under the 2007 Plan. As of September 30, 2012 a total of 1,004,331 shares were available for grant under the 2007 Plan.

Accounting for Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The Company calculated the fair values of the options granted using the following estimated weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Expected volatility	*	79.83%	*	79.41%
Expected term	*	6.25 years	*	6.25 years
Risk-free interest rate	*	1.54%	*	1.92%
Expected dividend yield	*	0.00%	*	0.00%
Weighted-average grant date fair value per share	*	$4.39	*	$4.77

*	there were no options granted in the first three quarters of 2012

As there was no public market for the Company’s common stock prior to the Company’s IPO in May 2007, and limited historical information on the volatility of its common stock since the date of the Company’s IPO, the Company determines the volatility for options granted based on an analysis of the historical volatility of the Company’s stock and reported data for a peer group of companies that issued options with substantially similar terms. There were no stock options granted in the first three quarters of 2012.

The expected volatility of options granted has been determined using a weighted average of the historical volatility of the Company’s stock and the peer group of companies for a period equal to the expected life of the option. The expected life of options has been determined utilizing the “simplified” method. The risk-free interest rate is based on a zero coupon United States treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero. The Company applied an estimated annual forfeiture rate based on its historical forfeiture experience of 4.5% and 3.6% in determining the expense recorded in the nine months ended September 30, 2012 and 2011, respectively.

A summary of the stock option activity under the Company’s stock option plan for the nine months ended September 30, 2012 is presented below:

Year-to-Date Activity	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2011	6,010,000	$6.90
Granted	—	—
Exercised	(146,684)	5.22
Forfeited	(83,438)	5.74
Cancelled	(277,918)	8.36

Options outstanding at September 30, 2012	5,501,960	$6.89	4.4	$2,885

Options exercisable at September 30, 2012	5,165,945	$6.93	4.2	$2,839

Options vested or expected to vest at September 30, 2012 (1)	5,469,248	$6.89	4.4	$2,881

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

During the nine months ended September 30, 2012 and 2011, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $0.2 million and $0.5 million, respectively, and the total amount of cash received from exercise of these options was $0.8 million and $1.1 million, respectively. The total grant date fair value of stock options granted after January 1, 2006 that vested during the nine months ended September 30, 2012 and 2011 was $1.1 million and $1.7 million, respectively.

Restricted Stock Awards

Restricted stock awards are valued at the market price of a share of the Company’s common stock on the date of grant. A summary of the restricted stock award activity under the 2007 Stock Plan for the nine months ended September 30, 2012 is presented below:

Year-to-Date Activity	Shares	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Nonvested outstanding at December 31, 2011	1,663,751	$5.66
Granted	1,891,746	4.81
Vested	(494,249)	4.63
Forfeited	(148,750)	6.27

Nonvested outstanding at September 30, 2012	2,912,498	$5.30	$5,086

The total grant-date fair value of restricted stock awards that vested during the nine months ended September 30, 2012 and 2011 was $2.3 million and $2.4 million, respectively.

As of September 30, 2012, there was $12.0 million of total unrecognized compensation expense related to stock options and restricted stock awards which is expected to be recognized over a weighted average period of 2.8 years.

11. Stockholders’ Equity

Preferred Shares Authorized

In April 2007, the Board of Directors authorized 5,000,000 shares of undesignated preferred stock, par value $0.001 per share. No preferred shares have been issued as of September 30, 2012.

Reserved Common Stock

As of September 30, 2012, the Company has reserved 10,279,416 shares of common stock for options and restricted stock awards outstanding and available for grant under stock option plans.

Common Stock Repurchase Program

On August 3, 2012, the Company’s Board of Directors authorized a $20 million stock repurchase program (the “Program”) authorizing the Company to repurchase its common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased is determined based on an evaluation of market conditions and other factors. The Company may elect to implement a Rule 10b5-1 trading plan to make such purchases, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The repurchase program may be suspended or discontinued at any time.

During the quarter ended September 30, 2012 the Company repurchased 36,147 shares of common stock for $180 pursuant to the Program. All repurchased shares are funded with cash on hand.

12. Income Taxes

The Company’s effective income tax rate was 43.8% and 52% for the nine months ended September 30, 2012 and 2011, respectively. The effective income tax rate is based upon the estimated annual effective tax rate in compliance with ASC 740, Income Taxes, and other related guidance. The Company updates the estimate of its annual effective tax rate at the end of each quarterly period. The Company’s estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and its interpretations of tax laws.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company recognized interest and penalties totaling $12 in income tax expense in the nine months ended September 30, 2012.

For the year ended December 31, 2010, the Company had recorded a tax reserve of approximately $400 for the potential state income tax liability arising from the difference between the income tax rates applicable for security corporations and business corporations in Massachusetts, relating to the matter described in Note 8. In connection with such matter, on July 16, 2011, the Company received a Notice of Assessment from the MA DOR for 2006 and 2007 in the amount of approximately $345 (which amount included all interest and penalties to date) with respect to additional income taxes related to TechTarget, Inc. The Company increased the reserve assessment to reflect additional interest accrued through the third quarter of 2012. The balance of the reserve assessment as of September 30, 2012 was $440. On August 17, 2011, the Company filed Applications for Abatement with the MA DOR. On January 6, 2012, the Company filed Petitions under Formal Procedure with the Massachusetts Appellate Tax Board. A trial date has been set for October 22, 2013. The Company intends to continue to dispute the assessment and believes it has meritorious defenses which it intends to vigorously assert.

Tax years 2009 through 2011 are subject to examination by the federal and state taxing authorities. The Company received notification that the IRS will examine the 2009 and 2010 federal tax returns.

The Company’s 2008 through 2010 returns are currently under audit by the State of New York. The Company has recorded a tax reserve of $15 for the estimated potential state income tax liability related to this audit.

13. Segment Information

The Company views its operations and manages its business as one operating segment based on factors such as how the Company manages its operations and how its CEO, COO and President review results and make decisions on how to allocate resources and assess performance.

Geographic Data

Net sales to unaffiliated customers by geographic area were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
North America	$21,096	$23,508	$64,480	$70,174
International	3,453	2,384	10,152	6,386

Total	$24,549	$25,892	$74,632	$76,560

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

Executive Summary

During 2011 and the nine-month period ended September 30, 2012, we made significant progress on our strategy to grow our business and increase the reach of our offerings. It continues to be the case that, central to these efforts, is the progress that we are making with our new product platform, Activity Intelligence, and the continued expansion of our direct international capabilities.

Key strategic activities during the period ended September 30, 2012 included:

•

Activity Intelligence – Approximately 430 of our customers now have access to the Activity Intelligence dashboard and we continue to see growth in purchases of our Nurture and Notify™ offering, as this add-on service has now been sold onto over 100 lead generation campaigns. We also have other product initiatives designed to leverage this platform in the development pipeline that we currently anticipate will increase our penetration of our accounts, as well as potentially leverage our core capabilities in complementary offerings. The first such offering, which is anticipated to be a subscription product based on our ability to leverage the data that we manage, is currently in testing and is anticipated to be generally available in early 2013.

•

International Update – International geo-targeted revenue increased by more than 50% in the nine months ended September 30, 2012 as compared to the same period a year ago. We believe that our integrated product offering across regions continues to resonate with international marketers and is contributing to our successful results. We plan on continuing to invest in these capabilities as we seek opportunities to increase our global reach. As noted previously, we established an office in Singapore to help better manage Southeast Asia sales operations and work more closely with Asia-Pacific (APAC) regional marketers, and our results from our new direct operations in both Singapore and Australia are contributing to our international growth. As of June 30, 2012, the most recent date on which these metrics were available, we had approximately 435,000 registered members from Southeast Asia and served more than 8 million Southeast Asian ad impressions each quarter across our network of sites that focus on enterprise information technology topics such as data centers, virtualization, cloud computing, storage, networking and business applications. In addition to our offices in Singapore and Australia, we have APAC operational bases in both China and India.

•	Site launches: In the nine month period ended September 30, 2012, we launched the following new websites:

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

•

Macro-economic Conditions and Industry Trends. Because all of our customers are IT vendors, the success of our business is intrinsically linked to the health, and subject to market conditions, of the IT industry. In the nine month period ended September 30, 2012, we saw continued weakness in the IT market. Using the six largest Global IT vendors by revenue (HP, IBM, Dell, Microsoft, Cisco and Oracle) as a barometer, their aggregate revenue has declined year over year for three quarters in a row. Additionally, we continue to see evidence that some North American IT vendors’ are reacting to the challenging selling landscape by cutting their marketing budgets, laying off marketing staff and reorganizing marketing departments, all of which negatively affects our results. As a result, until management is able to better determine if these trends by our customers are a temporary condition or a new level of spending, although we will continue to invest in growth areas, management will continue to carefully control discretionary spending including travel and entertainment, and the filling of new and replacement positions, in an effort to maintain profit margins and cash flow.

•

Customer Segments. In the three-month period ended September 30, 2012 all three of our customer segments report being negatively affected by the challenging macro-economic conditions. Specifically, during that three-month period, revenues from the top 12 Global IT vendors declined approximately 10%, while revenue from our mid-sized and small customers was roughly flat. Although we expect the short term pressure from the weak macro-economic conditions to continue, from a more long-term perspective we are encouraged by the strategic level of discussions that we continue to have with our largest customers about our new and developing product capabilities.

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

Events. Events revenue represented approximately 17% and 16% of total revenues for the three months ended September 30, 2012 and 2011, respectively, and approximately 12% and 13% of total revenues for the nine months ended September 30, 2012 and 2011, respectively. Most of our media groups operate revenue generating events. The majority of our events are free to IT professionals and are sponsored by IT vendors. Attendees are pre-screened based on event-specific criteria such as sector-specific budget size, company size, or job title. We offer three types of events: multi-day conferences, single-day seminars and custom events. Multi-day conferences provide independent expert content for our attendees and allow vendors to purchase exhibit space and other sponsorship offerings that enable interaction with the attendees. We also hold single-day seminars on various topics in major cities. These seminars provide independent content on key sub-topics in the sectors we serve, are free to qualified attendees, and offer multiple vendors the ability to interact with specific, targeted audiences actively focused on buying decisions. Our custom events differ from our seminars in that they are exclusively sponsored by a single IT vendor, and the content is driven primarily by the sole sponsor.

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

The majority of our online media sales involve multiple product offerings. Although each of our online media offerings can be sold separately, most of our online media sales involve multiple online offerings. Because objective evidence of fair value does not exist for all elements in our bundled product offerings, we use a best estimate of selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third party evidence of fair value. We establish best estimates considering multiple factors including, but not limited to, class of client, size of transaction, available media inventory, pricing strategies and market conditions. We believe the use of the best estimate of selling price allows revenue recognition in a manner consistent with the underlying economics of the transaction. We apply a relative selling price method to allocate arrangement consideration at the inception of the arrangement to each deliverable in a multiple element arrangement. Revenue is then recognized as delivery occurs.

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

Online Media. Revenue for lead generation campaigns is recognized as follows:

•

Beginning in the period ended March 31, 2012, our lead generation campaigns all offer the Activity Intelligence Dashboard. In order to manage the lead generation component, we have changed our operational approach and the contractual terms and conditions under which we sell our products. Instead of contracting to sell individual elements, we sell various lead generation campaigns with the dashboard. Accordingly, revenue is recognized ratably over the duration of the campaigns. As part of these offerings, we will guarantee a minimum number of qualified leads to be delivered over the course of the advertising campaign. We determine the content necessary to achieve performance guarantees. Scheduled end dates of advertising campaigns sometimes need to be extended, pursuant to the terms of the arrangement, to satisfy lead guarantees. The customer has cancellation privileges which generally require advance notice by the customer and require proportional payment by the customer for the portion of the campaign period that has been provided.

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

Revenue for other online media offerings is recognized as follows for 2011 as well as for the three and nine-month periods ended September 30, 2012:

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

Long-Lived Assets, Goodwill and Indefinite-lived Intangible Assets

Our long-lived assets consist primarily of property and equipment, goodwill and other intangible assets. Goodwill and other intangible assets have arisen principally from our acquisitions. The amount assigned to intangible assets is subjective and based on our estimates of the future benefit of the intangible assets using accepted valuation techniques, such as discounted cash flow and replacement cost models. Our long-lived assets, other than goodwill, are amortized over their estimated useful lives, which we determined based on the consideration of several factors including the period of time the asset is expected to remain in service. Intangible assets are amortized over their estimated useful lives, which range from one to nine years, using methods of amortization that are expected to reflect the estimated pattern of economic use. We evaluate the carrying value and remaining useful lives of long-lived assets, other than goodwill, whenever indicators of impairment are present. We evaluate the carrying value of goodwill annually, and whenever indicators of impairment are present, using a discounted cash flow approach to fair value determinations.

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

The allowance for doubtful accounts was $1.1 million at both September 30, 2012 and at December 31, 2011.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Expected volatility	*	79.83%	*	79.41%
Expected term	*	6.25 years	*	6.25 years
Risk-free interest rate	*	1.54%	*	1.92%
Expected dividend yield	*	0.00%	*	0.00%
Weighted-average grant date fair value per share	*	$4.39	*	$4.77

*	there were no options granted in the first three quarters of 2012

As there was no public market for our common stock prior to our initial public offering in May 2007, and there has been limited historical information on the volatility of our common stock since the date of our initial public offering, we determine the volatility for options granted based on an analysis of the historical volatility of our stock and reported data for a peer group of companies that issued options with substantially similar terms. There were no options granted during the first three quarters of 2012.

The expected volatility of options granted has been determined using a weighted average of the historical volatility of our stock and the peer group of companies for a period equal to the expected life of the option. The risk-free interest rate is based on a zero coupon United States treasury instrument whose term is consistent with the expected life of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. We applied an estimated annual forfeiture rate based on our historical forfeiture experience of 4.5% and 3.6% in determining the expense recorded in the nine months ended September 30, 2012 and 2011, respectively.

Internal-Use Software and Website Development Costs

We capitalize costs of materials, consultants and compensation and related expenses of employees who devote time to the development of internal-use software and website applications and infrastructure involving developing software to operate our websites. However, we expense as incurred website development costs for new features and functionalities since it is not probable that they will result in additional functionality until they are both developed and tested with confirmation that they are more effective than the current set of features and functionalities on our websites. Our judgment is required in determining the point at which various projects enter the states at which costs may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized, which is generally three years. To the extent that we change the manner in which we develop and test new features and functionalities related to our websites, assess the ongoing value of capitalized assets or determine the estimated useful lives over which the costs are amortized, the amount of website development costs we capitalize and amortize in future periods would be impacted. We review capitalized internal-use software and website development costs for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We would recognize an impairment loss only if the carrying amount of the asset is not recoverable and exceeds its fair value. We capitalized internal-use software and website development costs of $0.7 million and $1.0 million for the three months ended September 30, 2012 and 2011, respectively, and $2.3 million and $2.6 million for the nine months ended September 30, 2012 and 2011.

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

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	($ in thousands)
Revenues:
Online	$20,447	83%	$21,763	84%	$65,556	88%	$66,294	87%
Events	4,102	17	4,129	16	9,076	12	10,266	13

Total revenues	24,549	100	25,892	100	74,632	100	76,560	100
Cost of revenues:
Online	5,828	24	5,547	21	17,818	24	16,873	22
Events	1,371	6	1,488	6	3,289	4	3,607	5

Total cost of revenues	7,199	29	7,035	27	21,107	28	20,480	27

Gross profit	17,350	71	18,857	73	53,525	72	56,080	73
Operating expenses:
Selling and marketing	9,082	37	10,182	39	27,472	37	28,997	38
Product development	1,919	8	1,874	7	5,655	8	5,690	7
General and administrative	3,433	14	3,105	12	10,061	13	10,362	14
Restructuring	—	—	—	—	—	—	384	1
Depreciation	850	3	692	3	2,428	3	2,001	3
Amortization of intangible assets	843	3	955	4	2,654	4	3,030	4

Total operating expenses	16,127	66	16,808	65	48,270	65	50,464	66

Operating income	1,223	5	2,049	8	5,255	7	5,616	7
Interest income, net	37	*	20	*	85	*	32	*

Income before provision for income taxes	1,260	5	2,069	8	5,340	7	5,648	7
Provision for income taxes	588	2	1,106	4	2,338	3	2,942	4

Net income	$672	3%	$963	4%	$3,002	4%	$2,706	4%

*	Not meaningful

Comparison of Three Months Ended September 30, 2012 and 2011

Revenues

	Three Months Ended September 30,
	2012	2011	Increase (Decrease)	Percent Change
	($ in thousands)
Revenues:
Online	$20,447	$21,763	$(1,316)	(6)%
Events	4,102	4,129	(27)	(1)

Total revenues	$24,549	$25,892	$(1,343)	(5)%

Online. The decrease in online revenue was primarily attributable to a $1.5 million decrease in branding revenues, primarily due to decreases in banner sales volume, as well as a $0.1 million decrease in third party revenues. The decrease was offset in part by a $0.3 million increase in lead generation offerings. The decrease is primarily in North American sales, caused by delays in IT purchases due to uncertainty in the macro environment, offset in part by an increase in international revenues.

Events. Events revenue was relatively flat year over year.

Cost of Revenues and Gross Profit

	Three Months Ended September 30,
	2012	2011	Increase (Decrease)	Percent Change
	($ in thousands)
Cost of revenues:
Online	$5,828	$5,547	$281	5%
Events	1,371	1,488	(117)	(8)

Total cost of revenues	$7,199	$7,035	$164	2%

Gross profit	$17,350	$18,857	$(1,507)	(8)%

Gross profit percentage	71%	73%

Cost of Online Revenues. The increase in cost of online revenues was primarily attributable to a $0.4 million increase in payroll-related expenses due to international growth and a $0.2 million increase in search engine marketing costs. These increases are offset in part by a reduction of variable direct and third party costs due to the decrease in online revenues year over year.

Cost of Events Revenues. Cost of events revenues decreased in the third quarter as compared to the same period a year ago, primarily due to decreases in variable direct costs as a result of the decrease in the number of events that we conducted and a reduction in payroll-related expenses due to decreased headcount.

Gross Profit. Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. Gross profit for the third quarter of 2012 was 71% as compared to 73% for the same period of 2011. The decrease in online gross profit was $1.6 million, attributable to the decrease in online revenue in combination with an overall increase in online cost of revenues, due primarily to the fixed nature of some of these costs, as compared to the third quarter of 2011. Events gross profit remained flat year over year. Because the majority of our costs are labor-related, we expect our gross profit to fluctuate from period to period depending on the total revenues for the period, as well as the relative contribution of online and events revenues to our total revenues.

Operating Expenses and Other

	Three Months Ended September 30,
	2012	2011	Increase (Decrease)	Percent Change
	($ in thousands)
Operating expenses:
Selling and marketing	$9,082	$10,182	$(1,100)	(11)%
Product development	1,919	1,874	45	2
General and administrative	3,433	3,105	328	11
Depreciation	850	692	158	23
Amortization of intangible assets	843	955	(112)	(12)

Total operating expenses	$16,127	$16,808	$(681)	(4)%

Interest income, net	$37	$20	$17	85%

Provision for income taxes	$588	$1,106	$(518)	(47)%

Selling and Marketing. Selling and marketing expenses decreased $1.1 million, primarily due to a $0.3 million decrease in incentive compensation due to lower revenues, a $0.3 million decrease in stock-based compensation due to the completion of vesting of certain equity awards and a $0.3 million decrease in travel costs as a result of a focused effort to reduce these costs.

Product Development. Product development expense remained flat year over year.

General and Administrative. The increase in general and administrative expense was primarily attributable to a $0.4 million increase in our bad debt reserve based on a review of our aging at September 30, 2012, and a $0.2 million increase in stock-based compensation, primarily due to a modification for the acceleration of vesting of certain equity awards, offset in part by a decrease in incentive compensation related directly to our financial results.

Depreciation and Amortization of Intangible Assets. The increase in depreciation expense is related to our increased fixed asset base, primarily as a result of our continued investment in internal-use software development costs and, to a lesser extent, computer equipment. The decrease in amortization of intangible assets expense was primarily attributable to certain intangible assets becoming fully amortized during 2011.

Interest Income, Net. The increase in interest income, net, reflects our higher cash balances in the three months ended September 30, 2012 as compared to the same period in 2011.

Provision for Income Taxes. Our effective income tax rate was 46.7% and 53% for the three months ended September 30, 2012 and 2011, respectively. The decrease in the tax rate year over year is caused by decreases in the amount of non-deductible stock-based compensation and changes in the relative amounts of earnings from the different jurisdictions. The effective income tax rate is based upon the estimated annual effective tax rate in compliance with Accounting Standards Codification (“ASC”) 740, Income Taxes, and other related guidance. We update the estimate of our annual effective tax rate at the end of each quarterly period. Our estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and interpretations of tax laws.

Comparison of Nine Months Ended September 30, 2012 and 2011

Revenues

	Nine Months Ended September 30,
	2012	2011	Increase (Decrease)	Percent Change
	($ in thousands)
Revenues:
Online	$65,556	$66,294	$(738)	(1)%
Events	9,076	10,266	(1,190)	(12)

Total revenues	$74,632	$76,560	$(1,928)	(3)%

Online. The decrease in online revenue was primarily attributable to a $2.7 million decrease in branding revenues, primarily due to decreases in banner sales volume, as well as a $0.2 million decrease in third party revenues. The decrease was offset in part by a $2.2 million increase in lead generation offerings. The decrease is primarily in North American sales, caused by delays in IT purchases due to uncertainty in the macro environment, offset in part by an increase in international revenues.

Events. The decrease in events revenue is primarily due to a reduction in seminars and custom events.

Cost of Revenues and Gross Profit

	Nine Months Ended September 30,
	2012	2011	Increase (Decrease)	Percent Change
	($ in thousands)
Cost of revenues:
Online	$17,818	$16,873	$945	6%
Events	3,289	3,607	(318)	(9)

Total cost of revenues	$21,107	$20,480	$627	3%

Gross profit	$53,525	$56,080	$(2,555)	(5)%

Gross profit percentage	72%	73%

Cost of Online Revenues. The increase in cost of online revenues was primarily attributable to a $1.4 million increase in payroll-related expenses due to international expansion and a $0.2 million increase in search engine marketing costs. These increases are offset in part by a reduction of variable direct and third party costs due to the decrease in online revenues year over year.

Cost of Events Revenues. Cost of events revenues decreased in the nine months ended September 30, 2012 as compared to the same period a year ago, primarily due to a reduction in payroll-related costs due to a decrease in headcount and lower variable direct costs as a result of the decrease in the number of events that we conducted.

Gross Profit. Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. Gross profit for the nine months ended September 30, 2012 was 72%, as compared to 73% for the same period in 2011. Online gross profit decreased $1.7 million in the nine months ended September 30, 2012 as compared to the same period in 2011, attributable to the decrease in online revenue in combination with an overall increase in online cost of revenues, due primarily to the fixed nature of some of these costs, as compared to the same period a year ago. Events gross profit decreased by $0.9 million, primarily as a result of the lower events revenues, which were offset in part by a reduction in related variable direct costs. Because the majority of our costs are labor-related, we expect our gross profit to fluctuate from period to period depending on the total revenues for the period, as well as the relative contribution of online and events revenues to our total revenues.

Operating Expenses and Other

	Nine Months Ended September 30,
	2012	2011	Increase (Decrease)	Percent Change
	($ in thousands)
Operating expenses:
Selling and marketing	$27,472	$28,997	$(1,525)	(5)%
Product development	5,655	5,690	(35)	(1)
General and administrative	10,061	10,362	(301)	(3)
Restructuring charge	—	384	(384)	—
Depreciation	2,428	2,001	427	21
Amortization of intangible assets	2,654	3,030	(376)	(12)

Total operating expenses	$48,270	$50,464	$(2,194)	(4)%

Interest income, net	$85	$32	$53	166%

Provision for income taxes	$2,338	$2,942	$(604)	(21)%

Selling and Marketing. Selling and marketing expenses decreased $1.5 million, primarily due to a $1.2 million decrease in stock-based compensation due to the completion of vesting of certain equity awards, a $0.6 million decrease in incentive compensation due to lower revenues, and a $0.3 million decrease in travel costs as a result of a focused effort to reduce these costs.

Product Development. Product development expense remained flat year over year.

General and Administrative. The decrease in general and administrative expense was primarily attributable to a $0.4 million reduction in stock-based compensation, primarily due to the completion of vesting of certain equity awards, and a $0.3 million decrease in incentive compensation related directly to our financial results, offset in part by a $0.4 million increase in our bad debt reserve based on a review of our aging at September 30th.

Restructuring Charge. The restructuring charge in 2011 was for redundancy costs related to the Computer Weekly acquisition.

Depreciation and Amortization of Intangible Assets. The increase in depreciation expense is related to our increased fixed asset base, primarily as a result of our continued investment in internal-use software development costs and computer equipment. The decrease in amortization of intangible assets expense was primarily attributable to certain intangible assets becoming fully amortized during 2011.

Interest Income, Net. The increase in interest income, net, reflects our higher cash balances in the nine months ended September 30, 2012 as compared to the same period in 2011.

Provision for Income Taxes. Our effective income tax rate was 43.8% and 52% for the nine months ended September 30, 2012 and 2011, respectively. The decrease in the tax rate year over year is caused by a decrease in the amount of non tax-deductible stock-based compensation during those respective periods. The effective income tax rate is based upon the estimated annual effective tax rate in compliance with ASC 740, Income Taxes, and other related guidance. We update the estimate of our annual effective tax rate at the end of each quarterly period. Our estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and interpretations of tax laws.

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

	September 30, 2012	December 31, 2011
	($ in thousands)
Cash, cash equivalents and investments	$72,561	$63,221

Accounts receivable, net	$25,939	$26,272

Cash, Cash Equivalents and Investments

Our cash, cash equivalents and investments at September 30, 2012 were held for working capital purposes and were invested primarily in money market accounts and municipal bonds. We do not enter into investments for trading or speculative purposes.

Accounts Receivable, Net

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our service delivery and billing activity, cash collections, and changes to our allowance for doubtful accounts. We use days’ sales outstanding, (“DSO”), as a measurement of the quality and status of our receivables. We define DSO as net accounts receivable at period end divided by total revenue for the applicable period, multiplied by the number of days in the applicable period. DSO was 96 days for the quarter ended September 30, 2012 and 84 days at December 31, 2011. The increase in DSO is primarily the result of cash collections being $1.6 million lower than billings during the first nine months of the year due to the timing of annual billing cycles with some of our customers. The aged accounts receivable balance at September 30, 2012 was also reflective of approximately $0.4 million of additional reserves that were booked in the quarter which increased the allowance for doubtful accounts.

Cash Flows

	Nine Months Ended September 30,
	2012	2011
	($ in thousands)
Net cash provided by operating activities	$12,335	$10,572

Net cash used in investing activities(1)	$(3,182)	$(5,645)

Net cash provided by financing activities	$959	$1,856

(1)	Cash used in investing activities is shown net of investment activity of $5.7 million and ($14.1) million for the nine months ended September 30, 2012 and 2011, respectively.

Operating Activities

Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, the provision for bad debt, stock-based compensation, deferred income taxes, and the effect of changes in working capital and other activities. Cash provided by operating activities for the nine months ended September 30, 2012 was $12.3 million compared to cash provided by operating activities of $10.6 million in the nine months ended September 30, 2011. The increase in cash provided by operating activities was a result of changes in operating assets and liabilities of ($0.5) million in the nine months ended September 30, 2012 compared to ($2.2) million in the nine months ended September 30, 2011. Significant components of the changes in assets and liabilities included a slight decrease in accounts receivable in 2012 compared to an increase of $2.5 million in 2011, primarily due to strong collections in the second and third quarters of 2012 and the timing of annual billing cycles with some of our larger customers; an increase in deferred revenue of $2.4 million in the nine months ended 2012 as compared with an increase of $1.1 million in the nine months ended 2011 caused by the timing of billings associated with campaigns; and smaller increases caused by changes in our prepaid balances (primarily related to an income tax receivable balance at September 30, 2012) and decreases in accrued compensation (primarily related to incentive compensation) and other liabilities (related to deferred rent). These changes were offset in part by a $1.2 million decrease in accrued expenses during the nine months ended 2012 compared to an increase of $1.6 million in the nine months ended 2011, caused primarily by the payment of contingent compensation in the nine months ended 2012; and a decrease in income taxes payable of $0.6 million in 2012 as compared with an increase of $0.5 million in 2011.

Investing Activities

Cash used in investing activities in the nine months ended September 30, 2012, net of investment activity, was $3.2 million for the purchase of property and equipment made up primarily of website development costs, computer equipment and related software and internal-use development costs. Cash used in investing activities in the nine months ended September 30, 2011 includes $2.0 million for the acquisition of Computer Weekly and its sister channel-targeted brand, MicroScope, from Reed Business Information Limited.

Equity Financing Activities

We received proceeds from the exercise of stock options in the amounts of $0.8 million and $1.1 million in the nine months ended September 30, 2012 and 2011, respectively.

On August 3, 2012, our Board of Directors authorized a $20 million stock repurchase program (the “Program”). We are authorized to repurchase our common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined based on an evaluation of market conditions and other factors. We may elect to implement a Rule 10b5-1 trading plan to make such purchases, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The repurchase program may be suspended or discontinued at any time.

During the quarter ended September 30, 2012 we repurchased 36,147 shares of common stock for $180,000 pursuant to the Program. All repurchased shares are funded with cash on hand.

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

The Revolving Credit Facility matures on August 31, 2016. Unless earlier payment is required by an event of default, all principal and unpaid interest will be due and payable on August 31, 2016. At our option, the Revolving Credit Facility bears interest at either the prime rate less 1.00% or the London Interbank Offered Rate (“LIBOR”) plus the applicable LIBOR margin. The applicable LIBOR margin is based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters. As of September 30, 2012, the applicable LIBOR margin was 1.25%.

We are also required to pay an unused line fee on the daily unused amount of our Revolving Credit Facility at a per annum rate based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters. As of September 30, 2012, unused availability under the Revolving Credit Facility totaled $3.2 million and the per annum unused line fee rate was 0.20%.

At September 30, 2012 and 2011 there were no amounts outstanding under this revolving loan agreement. There is a $1.2 million standby letter of credit related to our corporate headquarters lease that is outstanding at September 30, 2012, bringing our available borrowings on the $5.0 million facility to $3.8 million.

Borrowings under the Credit Agreement are collateralized by a security interest in substantially all of our assets. Covenants governing the Credit Agreement include the maintenance of certain financial ratios. At September 30, 2012 we were in compliance with all covenants under the Credit Agreement.

Capital Expenditures

We have made capital expenditures primarily for computer equipment and related software needed to host our websites, internal-use software development costs, as well as for leasehold improvements and other general purposes to support our growth. Our capital expenditures totaled $3.2 million and $3.6 million for the nine month periods ended September 30, 2012 and 2011. A majority of our capital expenditures in the first nine months of 2012 and 2011 were internal-use development costs and, to a lesser extent, computer equipment and related software. We are not currently party to any purchase contracts related to future capital expenditures.

Contractual Obligations and Commitments

As of September 30, 2012, our principal commitments consist of obligations under leases for office space. The offices are leased under noncancelable operating lease agreements that expire through 2020. The following table sets forth our commitments to settle contractual obligations in cash as of September 30, 2012:

	Payments Due By Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	($ in thousands)
Operating leases	$26,614	$3,068	$7,624	$6,877	$9,045

At September 30, 2012, we had an irrevocable standby letter of credit outstanding in the aggregate amount of $1.2 million. This letter of credit supports the lease we entered into in 2009 for our corporate headquarters. This letter of credit, subject to certain reductions, extends annually through February 28, 2020 unless notification of termination is received.

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

Foreign Currency Exchange Risk

Our subsidiary, TechTarget Limited, was established in July 2006 and is located in London, England. In August 2010 our Hong Kong subsidiary, TechTarget (HK) Limited (“TTGT HK”), was formed in order to facilitate our activities in the Asia-Pacific region. In December 2011 a wholly foreign-owned enterprise (“WFOE”) was formed under the laws of the People’s Republic of China as a wholly owned subsidiary of TTGT HK. We also have offices in India, Australia and Singapore and a VIE in Beijing, China. Less than 15% of our revenues for the nine months ended September 30, 2012 were derived from advertisers located outside of North America and our foreign exchange gains/losses were not significant. We currently believe our exposure to foreign currency exchange rate fluctuations is financially immaterial and therefore have not entered into foreign currency hedging transactions. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in the future.

Interest Rate Risk

At September 30, 2012, we had cash, cash equivalents and investments totaling $72.6 million. These amounts were invested primarily in money market accounts, municipal bonds and government agency bonds. The cash, cash equivalents and investments were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

Our exposure to market risk also relates to the amount of interest expense we must pay under our revolving credit facility. The advances under this credit facility bear a variable rate of interest determined as a function of the lender’s prime rate or LIBOR. At September 30, 2012, there were no amounts outstanding under our revolving credit facility.

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

In connection with the preparation of the Form 10-K for the period ended December 31, 2011, management, under the supervision of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of disclosure controls and procedures. Based on that evaluation, and due to the material weakness in our internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level. At the conclusion of the nine month period ended September 30, 2012, the material weakness identified in the 2011 Form 10-K had not been fully remediated. As a result, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective as of the filing date of this Form 10-Q.

As disclosed in the Company’s 2011 Annual Report filed on Form 10-K, management identified the following material weakness in connection with its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011:

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

Changes in Internal Control over Financial Reporting

The Company made several internal control improvements over financial reporting during the nine months ended September 30, 2012 (including the three months ended September 30, 2012 covered by this Form 10-Q) that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. These improvements include changes as part of the remediation plan relating to:

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened litigation against us that could have a material adverse effect on our business, operating results or financial condition. On January 6, 2012, the Company filed Petitions under Formal Procedure with the Massachusetts Appellate Tax Board in connection with the classification of the Company’s wholly-owned subsidiary, TechTarget Securities Corporation, and assessments made by the Massachusetts Department of Revenue, as described in Note 8 in the accompanying consolidated financial statements. A trial date has been set for October 22, 2013. The Company intends to continue to dispute the assessment and believes it has meritorious claims which it intends to vigorously assert.

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

The primary source of our revenues is the sale of advertising to our customers. Our advertising revenues accounted for approximately 99% of our total revenues for the nine months ended September 30, 2012. We believe that advertising spending on the Internet, as in traditional media, fluctuates significantly as a result of a variety of factors, many of which are outside of our control. These factors include:

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

The IT industry is characterized by, among other things, volatile quarterly results, uneven sales patterns, short product life cycles, rapid technological developments and frequent new product introductions and enhancements. As a result, our customers’ advertising budgets, which are often viewed as discretionary expenditures, may increase or decrease significantly over a short period of time. In addition, the advertising budgets of our customers may fluctuate as a result of:

•	weakness in corporate IT spending, resulting in a decline in IT advertising spending – the Company has, in fact, seen continued weakness in corporate IT spending and that trend may continue;

•	increased concentration in the IT industry as a result of consolidations, leading to a decrease in the number of current and prospective customers, as well as an overall reduction in advertising;

•	reduced spending by combined entities following such consolidations;

•	the timing of advertising campaigns around new product introductions and initiatives; and

•	economic conditions specific to the IT industry.

The continuing general economic, business or industry conditions may adversely affect the business of the Company, as well as our ability to forecast financial results.

The domestic and international economies continue to experience ongoing instability and inconsistent, unpredictable growth. This period of instability has been magnified by factors including changes in the availability of credit, decreased business and consumer confidence and continuing high unemployment. These and other macro-economic conditions have contributed to increased volatility and diminished expectations for the global economy and expectations of future global economic growth. If the economic climate in the U.S. and abroad does not improve or deteriorates, our customers or potential customers could reduce or delay their purchases of our offerings, which would adversely impact our revenues and our ability to sell our offerings, collect customer receivables and, ultimately, our profitability. Additionally, future economic conditions currently continue to have a high degree of inherent uncertainty. As a result, it continues to be difficult to estimate the level of growth or contraction for the economy as a whole, as well as for the various sectors of the economy, such as the IT market. Because all components of our budgeting and forecasting are dependent upon estimates of growth or contraction in the IT market and demand for our offerings, the prevailing economic uncertainties continue to render accurate estimates of future income and expenditures very difficult to make. We cannot predict the effect or duration of current economic conditions or the duration or strength of an economic recovery, worldwide or in the IT industry. Further adverse changes may occur as a result of soft global, domestic or regional economic conditions, wavering consumer confidence, unemployment, declines in stock markets, or other factors affecting economic conditions generally. These changes may negatively affect the sales of our offerings, increase exposure to losses from bad debts, increase the cost and decrease the availability of financing, or increase the risk of loss on investments. Any recent growth the Company has experienced internationally would be negatively affected by any upcoming downturn.

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

We compete for potential advertisers with a number of different types of offerings and companies, including: broad-based media outlets, such as television, newspapers and business periodicals that are designed to reach a wide audience; general purpose portals and search engines; and offline and online offerings of media companies that produce content specifically for IT professionals, including International Data Group, United Business Media, QuinStreet and CNet. Advertisers may choose our competitors over us not only because they prefer our competitors’ online and events offerings to ours but also because advertisers prefer to utilize other forms of advertising offered by our competitors that are not offered by us and/or to diversify their advertising expenditures. Although less than 15% of our revenues for the nine months ended September 30, 2012 were derived from advertisers located outside of North America, as we continue to expand internationally, as we have in the last several years by commencing operations of our own websites in the United Kingdom, India, Spain, China and Australia, by acquiring the Computer Weekly and MicroScope properties from Reed Business Information Limited in the United Kingdom and, most recently, by commencing operations in Singapore in February 2012, we expect to compete with many of the competitors mentioned above, as well as with established media companies based in particular countries or geographical regions. Many of these foreign-based media companies will be larger than we are and will have established relationships with local advertisers. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. As a result, we could lose market share to our competitors in one or more of our businesses and our revenues could decline.

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

Our industry is rapidly adopting new technologies and standards to create and satisfy the demands of users and advertisers. It is critical that we continue to innovate by anticipating and adapting to these changes to ensure that our content-delivery and lead generation platforms and services remain effective and interesting to our users, advertisers and partners. In addition, we may discover that we must make significant expenditures to achieve these goals. If we fail to accomplish these goals, we may lose users and the advertisers that seek to reach those users, which could harm our operating results. Existing and planned efforts to develop new products, including any subscription-based offerings, may be costly and ultimately not successful.

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

In the course of our operating history, we have acquired assets and businesses. Some of our acquisitions have resulted in the recording of a significant amount of goodwill and/or intangible assets on our financial statements. We had approximately $98.2 million of goodwill and net intangible assets as of September 30, 2012. The goodwill and/or intangible assets were recorded because the fair value of the net tangible assets acquired was less than the purchase price. We may not realize the full value of the goodwill and/or intangible assets. As such, we evaluate goodwill and other intangible assets with indefinite useful lives for impairment on an annual basis or more frequently if events or circumstances suggest that the asset may be impaired. We did not have any intangible assets with indefinite lives as of September 30, 2012 or December 31, 2011. We evaluate other intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. If goodwill or other intangible assets are determined to be impaired, we will write off the unrecoverable portion as a charge to our earnings. If we acquire new assets and businesses in the future, as we intend to do, we may record additional goodwill and/or intangible assets. The possible write-off of the goodwill and/or intangible assets could negatively impact our future earnings and, as a result, the market price of our common stock could decline.

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

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. A large portion of our outstanding shares of common stock is held by our officers, directors and significant stockholders. Two of the largest percentages of our shares are owned by venture capital funds, which are typically structured to have a finite life. As these venture capital funds approach or pass the respective terms of the fund, the decision to sell or hold our stock may be based not only on the underlying investment merits of our stock but also on the requirements of their internal fund structure. Our directors, executive officers and significant stockholders beneficially own approximately 24 million shares of our common stock, which represents 61% of our shares outstanding as of September 30, 2012. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline substantially.

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

None.

(b)	Use of Proceeds from Registered Securities

None.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases by the Company during the quarter ended September 30, 2012 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share*	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2012 – July 31, 2012	—	$—	—	$—
August 1, 2012 – August 31, 2012	24,058	$4.95	24,058	$19,880,364
September 1, 2012 – September 30, 2012	12,089	$4.96	12,089	$19,820,109

Total (2)	36,147	$4.96	36,147	$19,820,109

(1)

On August 7, 2012, the Board of Directors announced the approval of a Stock Repurchase Program (the “Program”), which authorized the Company to purchase up to $20 million of shares of its common stock from time to time on the open market or in privately negotiated transactions. The expiration date of this Program is December 31, 2013.

(2)	All shares were repurchased under the Program.
*	Price excludes commission of approximately $0.02 per share.

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

TECHTARGET, INC (Registrant)

Date: November 9, 2012	By:	/s/ GREG STRAKOSCH
Greg Strakosch, Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2012	By:	/s/ JANICE KELLIHER
Janice Kelliher, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)

Exhibit Index

Exhibit No.	Description of Exhibit

31.1	Certification of Greg Strakosch, Chief Executive Officer of TechTarget, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, dated November 9, 2012.

31.2	Certification of Janice Kelliher, Chief Financial Officer and Treasurer of TechTarget, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, dated November 9, 2012.

32.1 *	Certifications of Greg Strakosch, Chief Executive Officer of TechTarget, Inc. and Janice Kelliher, Chief Financial Officer and Treasurer of TechTarget, Inc. pursuant to 18 U.S.C. Section 1350, dated November 9, 2012.

101 **	The following materials from TechTarget Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Condensed Notes to Consolidated Financial Statements (unaudited).

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filing, except to the extent the Company specifically incorporates it by reference.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.