Form 10-K
period 2012-12-31
TechTarget Inc
filed 2013-03-18
CIK 1293282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $120.1 million as of June 30, 2012 (based on a closing price of $5.04 per share as quoted by the Nasdaq Global Market as of such date). In determining the market value of non-affiliate common stock, shares of the registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had 39,088,666 shares of Common Stock, $0.001 par value per share, outstanding as of February 22, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report incorporates by reference certain information from the registrant’s definitive proxy statement for the 2013 annual meeting of shareholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2012.

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

PART I

Item 1. Business

Overview

TechTarget, Inc. (“we” or “the Company”) is a Delaware corporation incorporated on September 14, 1999. We are a leading provider of specialized online content and brand advertising that brings together buyers and sellers of corporate information technology (“IT”) products. We sell customized marketing programs that enable IT vendors to reach corporate IT decision makers who are actively researching specific IT purchases. We operate a network of over 130 websites, each of which focuses on a specific IT sector, such as storage, security or networking.

IT professionals rely on our websites for key decision support information tailored to their specific areas of responsibility. We complement our online offerings with targeted in-person events that enable advertisers to engage buyers directly at critical stages of their decision-making process for IT purchases. We work with our advertising customers to develop customized marketing programs, often providing them with multiple offerings in order to target their desired audience more effectively. Our service offerings address both lead generation and branding objectives of our advertising customers. The majority of our 2012 revenue is associated with lead generation advertising campaigns.

As IT professionals have become increasingly specialized, they have come to rely on our sector-specific websites to support purchasing decisions. Our content strategy enables IT professionals to navigate the complex and rapidly changing IT landscape where purchasing decisions can have significant financial and operational consequences. Our content strategy includes three primary sources which IT professionals use to assist them in their pre-purchase research: independent content provided by our professionals, vendor-generated content provided by our customers and user-generated (or peer-to-peer) content. As of December 31, 2012, we employed over 120 full-time editors who create original content tailored for specific audiences, which we complement with content through our association with outside industry experts. In addition to utilizing our independent content, registered members are able to conduct their pre-purchase research by accessing vendor content such as white papers, webcasts, videocasts, virtual events and podcasts, across our network of websites. Our network of websites also allows users to seamlessly interact and contribute content, which is highly valued by IT professionals during their research process.

We have a large and growing base of registered members, which totaled over 11 million as of December 31, 2012. The targeted nature of our user base enables IT vendors to reach a specialized audience efficiently because our content is highly segmented and aligned with the IT vendors’ specific products. Since our founding in 1999, we have developed a broad customer base. During 2012 we delivered advertising campaigns for approximately 1,200 customers. One customer represented 12% of revenues during 2012; no other customer represented 10% or more of total revenues during that period. The quarterly renewal rate of our top 100 customers in 2012 has consistently met or exceeded 90%. We generated revenues of approximately $100 million in 2012, down from approximately $105.5 million in 2011. Over the same period, our Adjusted EBITDA decreased from approximately $25.3 million in 2011 to approximately $20 million in 2012. Adjusted EBITDA represents net income (loss) before interest and other income (expense) net, provision for (benefit from) income taxes, depreciation and amortization, as further adjusted to exclude stock-based compensation and restructuring charges.

Business Trends

The following discussion highlights key trends affecting our business.

•

Macro-economic Conditions and Industry Trends. Because all of our customers are IT vendors, the success of our business is intrinsically linked to the health, and subject to market conditions, of the IT industry. In the twelve month period ended December 31, 2012, we saw continued weakness in the IT market as evidenced by the lacklustre financial results announced by several large IT vendors. As our customers deal with declining revenues, we continue to see cuts in their marketing budgets. We don’t expect a change in this environment until certainty and confidence improves, which should result in an increase in CAPEX spending. As a result, until management is able to better determine if these trends by our customers are a temporary condition or a new level of spending, although we will continue to invest in growth areas, management will continue to carefully control discretionary spending including travel and entertainment, and the filling of new and replacement positions, in an effort to maintain profit margins and cash flow.

•

Customer Segments. In the three-month period ended December 31, 2012 all three of our customer segments report being negatively affected by the challenging macro-economic conditions. We saw double-digit revenue declines from the 12 largest IT vendors and our smaller customers, who tend to be venture capital-backed start-ups. Our mid-market customers were roughly flat. Although we expect the short term pressure from the weak macro-economic conditions to continue, from a more long-term perspective we are optimistic about our business because we are gaining market share and continue to perform well against our competitors due to our targeted content strategy and engaged audience.

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

Industry Background

The ongoing shift in the media business from traditional print and broad-based advertising (i.e. television, radio, etc.) to targeted online advertising continues to grow. We believe the three major trends driving this shift continue to be:

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

Corporate IT Purchasing

The trends toward targeted content channels, increased focus on ROI by advertisers and Internet-based product research are evident in the corporate IT market. Over the past two decades, corporate IT purchases have grown in size and complexity. The corporate IT market is comprised of multiple, large sectors, such as storage, security and networking. Each of these sectors can, in turn, be further divided into sub-sectors that contain products addressing the areas of specialization within an enterprise’s IT environment. For example, within the multi-billion dollar storage sector, there are numerous sub-sectors such as storage area networks, storage management software and backup software. Furthermore, the products in each sub-sector may service entirely independent markets. For example, backup software for use in Windows® environments can be distinct from that designed for use in Linux environments.

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

IT advertisers seek high-ROI marketing platforms that provide access to the specific sectors of IT buyers that are aligned with the solutions the advertisers seek to sell. Traditional IT media companies with historically print-based revenue models service a large audience with broad content. This general approach minimizes the likelihood of a vendor reaching a buyer while he or she is actively researching the purchase of a solution that falls within the vendor’s particular market sector. Although the Internet now offers advertisers a superior means to reach IT buyers while they are conducting research, the web properties operated by these traditional IT media companies offer online content and audiences that are in many cases derivative of their existing print efforts. Without a more targeted marketing platform oriented to IT professionals’ need for decision support for specialized IT purchases, traditional IT media companies have faced difficulty meeting the ROI needs of IT marketers.

Our Solution

Our specialized content strategy enables IT vendors to reach corporate IT professionals who are actively researching purchases in specific IT sectors. Our online network of websites is complemented by conferences, seminars and other in-person events. IT professionals rely on our platform for decision support information tailored to their specific purchasing needs. Our solution benefits from the following competitive advantages:

•

Large and Growing Community of Registered Members. We have built a registered member database that contained detailed business information on over 11 million IT professionals as of December 31, 2012. We have collected detailed business and technology profiles with respect to our registered members, which allows us to provide these registered members with more specialized content and our advertisers with highly targeted audiences and sales leads.

•

Strong Advertiser Relationships. Since our founding in 1999, we have developed a broad base of customers comprised of some of the largest global enterprise IT vendors by providing hundreds of technology solutions for specific IT sectors. In 2012, we had approximately 1,200 technology vendor customers, and the quarterly renewal rate of our top 100 online customers met or exceeded 90% in every fiscal quarter.

•

Substantial Experience in Online Media. We have over thirteen years of experience in developing our online media content, with a focus on providing targeted information to IT professionals and a targeted audience to vendors. Our experience enables us to develop new online properties rapidly and to acquire and efficiently integrate select properties that further serve IT professionals. We have also developed an expertise in implementing integrated, targeted marketing campaigns designed to maximize the measurability of, and improvement in, ROI.

•

Proprietary Data on the Research Behavior of our Registered Members and Site Visitors. Through our Activity Intelligence™ product platform, we collect information on millions of interactions that our members and visitors, and the companies that they are associated with, have with the content on our websites and in our e-mails. Collection and analysis of this information allows us to increase the relevance of our informational offerings to our members, and improves our advertisers’ ROI by allowing us to deliver more qualified prospects.

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

•

Proprietary Lead Management Technology. Our proprietary lead management technology enables IT vendors to prioritize and efficiently manage the leads we provide, improving the efficacy of their sales teams and optimizing the ROI on their marketing expenditures with us.

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

•

Maximizes Awareness and Shortens the Sales Cycle. As a leading distributor of vendor-provided IT white papers, webcasts, videocasts, virtual events and podcasts, we offer IT vendors the opportunity to educate IT professionals during the research process, prior to any direct interaction with vendor salespeople. By distributing proprietary content and reaching their target audiences via our platform, IT vendors can educate audiences, demonstrate much of their product capabilities and proactively brand themselves as specific product leaders. As a result, an IT professional is more knowledgeable about the vendor’s specifications and product by the time he or she engages with the vendor. This reduces sales time and cost that would have been otherwise expended by the vendor’s direct sales force.

•

Reaches IT Professionals at Critical Stages of the Purchase Decision Process. Because our content platform includes both online and event offerings, IT vendors can market to IT professionals at critical stages of the purchase decision process through multiple touch points. In addition to targeting IT professionals as they conduct purchase research on our website, IT vendors can have face-to-face interactions with qualified buyers seeking to finalize purchase decisions at our in-person events.

Our Strategy

Our goal is to deliver superior performance by enhancing our position as a leading provider of specialized content that connects IT professionals with IT vendors in the sectors and sub-sectors that we serve. In order to achieve this goal, we intend to:

•

Continue to Develop Our Content Platform and Service Offerings. We intend to continue to launch additional websites and develop our platform in order to capitalize on the ongoing shift from traditional broad-based media toward more focused online content that increases the efficiency of advertising spending. We intend to capture additional revenues from existing and new customers by continuing to develop our content and further segment it to deliver an increasingly specialized audience to the IT vendors who advertise across our media. We also intend to continue to deliver a highly engaged and growing audience to advertisers and to develop innovative marketing programs.

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

•

Continue to Expand Our International Presence. We intend to continue to expand our reach into our addressable market by increasing our presence in countries outside the United States. We have pursued this strategy by launching our own websites in the United Kingdom in 2008, in India and Spain in 2009, and in Singapore in 2012, as well as by acquiring control of our partners’ businesses in China and Australia in 2010, by acquiring the Computer Weekly and MicroScope online properties in the United Kingdom in 2011 and E-Magine Médias SAS, which we call LeMagIT, in France in 2012. We expect to further penetrate foreign markets by directly launching additional sector specific websites in these foreign locales and in additional international markets and, if deemed appropriate, making strategic acquisitions and investments in overseas entities. During 2012, approximately 21% of our revenues were derived from international geo-targeted campaigns. We believe many of the current trends contributing to our domestic online revenue opportunity also are occurring in international markets and, therefore, present a future revenue opportunity.

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

The diagram below provides a representation of the media services provided by our platform and our content offerings:

The TechTarget Universe

Where serious technology buyers decide

Data Center Management
SearchDataCenter
SearchEnterpriseDesktop
SearchEnterpriseLinux
SearchWindowsServer
SearchWinIT
Search400
SearchSystemsChannel

Storage Architecture
SearchStorage
SearchCloudStorage
SearchDataBackup
SearchSMBStorage
SearchSolidStateStorage
SearchVirtualStorage
SearchStorageChannel

Networking
SearchNetworking
SearchCloudProvider
SearchEnterpriseWAN
SearchMobileComputing
SearchTelecom
SearchUnifiedCommunications
SearchNetworkingChannel

Security
SearchSecurity
SearchCloudSecurity
SearchFinancialSecurity
SearchMidmarketSecurity
SearchSecurityChannel

Disaster Recovery/ Compliance
SearchCompliance
SearchDisasterRecovery
SearchContentManagement
SearchDataBackup

Data Center Management
Virtualization
Cloud
Application Development
Business Intelligence/ Applications
Disaster Recovery/ Compliance
Security
Networking
Storage Architecture
TechTarget

Virtualization
SearchServerVirtualization
SearchVirtualDesktop
SearchVirtualStorage
SearchVMware
BrianMadden

Cloud
SearchCloudApplications
SearchCloudComputing
SearchCloudProvider
SearchCloudSecurity
SearchCloudStorage

Application Development
SearchCloudApplications
SearchSOA
SearchSoftwareQuality
SearchWinDevelopment
Ajaxian
ebizQ.net
TheServerSide
TheServerSide.NET

Business Intelligence/ Applications
SearchBusinessAnalytics
SearchCloudApplications
SearchContentManagement
SearchCRM
SearchDataManagement
SearchDomino
SearchExchange
SearchFinancialApplications
SearchManufacturingERP
SearchOracle
SearchSAP
SearchSQLServer
BeyeNetwork

Audience Extensions

CIO Strategies
SearchCIO
SearchCIO-Midmarket
SearchConsumerization
ComputerWeekly

Social Media
IT Knowledge Exchange
Health IT Exchange

Emerging Technologies
SearchConsumerization
ConsumerizeIT

Channel Resources
SearchITChannel
SearchNetworkingChannel
SearchSecurityChannel
SearchStorageChannel
SearchSystemsChannel
MicroScope.co.uk

Healthcare IT
SearchHealthIT
Health IT Exchange

Technology Content Libraries
Bitpipe
KnowledgeStorm
WhatIs

Technology Product Reviews
TechnologyGuide
Brighthand
DesktopReview
DigitalCameraReview
NotebookReview
PrinterComparison
TabletPCReview

©2012 TechTarget | www.techtarget.com

Updated 12/19/2012

Media Groups

Based upon the logical clustering of our users’ respective job responsibilities and the marketing focus of the products being advertised by our customers, we currently categorize our content offerings across nine distinct media groups. Each of these media groups services a wide range of IT vendor sectors and sub-sectors and is driven by the key areas of IT professionals’ interests described below:

•

Security. Every aspect of enterprise computing now depends on secure connectivity, data and applications. The security sector is constantly growing to adapt to new forms of threats and to secure new technologies such as mobile devices, wireless networks and virtualized systems (“cloud”). Compliance regulations, cloud computing adoption, and highly publicized identity and intellectual property thefts are driving interest and investment in increasingly sophisticated security solutions that supplement common “perimeter” security solutions such as firewalls and antivirus software. Our online properties in this sector, SearchSecurity.com, SearchCloudSecurity.com, SearchFinancialSecurity.com, and SearchMidMarketSecurity.com offer navigable and structured guides on IT vendor and technology solutions in key sub-sectors such as network security, intrusion defense, identity management and authentication, data and application security, security-as-a-service, cloud security and security information management software. Our annual Information Security Decisions conference is supplemented by topically-focused regional seminars.

•

Networking. Broadly defined, the networking market includes the hardware, software and services involved in the infrastructure and management of both Enterprise and Carrier voice and data networks. As new sub-sectors of networking have emerged and grown in importance, IT networking professionals have increasingly focused their investments in such technologies as VoIP, wireless and mobile computing, social networking and collaboration, application performance, data center fabrics, convergence, and providing cloud services. Our online properties in this sector, SearchNetworking.com, SearchEnterpriseWAN.com, SearchUnifiedCommunications.com, and SearchMobileComputing.com, aim to address the specialized needs of these IT networking professionals by offering content targeted specifically to these emerging growth areas. We also offer in-person events on emerging topics such as software defined networking.

•

Storage. The storage sector consists of the market for disk storage systems and tape hardware and software that store and manage data. Growth is fueled by trends inherent in the industry, such as the ongoing need to maintain and supplement data stores, and by external factors, such as expanded compliance regulations and increased focus on disaster recovery solutions. Recent trends reflect an increased emphasis on solid state storage and cloud storage. At the same time, established storage sub-sectors, such as backup and Storage Area Networks (“SAN“s) have been invigorated by new technologies such as disk-based backup, continuous data protection and storage virtualization. Our online properties in this sector, SearchStorage.com, SearchDataBackup.com, SearchSMBStorage.com, SearchDisasterRecovery.com, SearchVirtualStorage.com, SearchCloudStorage.com, and SearchSolidStateStorage.com address IT professionals seeking solutions in key sub-sectors such as fibre channel SANs, solid state storage, virtualization IP & iSCSI SANs, Network Attached Storage (“NAS”), backup hardware and software, and storage management software. The audiences at our in-person Storage Decision conferences are comprised almost exclusively of storage decision makers from within IT organizations. These events are supplemented by regional seminars on topics such as backup, virtual storage and cloud storage.

•

Data Center and Virtualization Technologies. Data centers house the systems and components, such as servers, storage devices, routers and switches, utilized in large-scale, mission-critical computing environments. A variety of trends and new technologies have reinvigorated the data center as a priority among IT professionals. Technologies, such as blade servers, server virtualization and cloud computing, have driven renewed investment in data center-class computing solutions. Server consolidation is now a focus, driven by the decline in large-scale computing prices relative to distributed computing models. These trends have put pressure on existing data center infrastructure and are driving demand for solutions that address this. For example, the deployment of high-density servers has led to increased heat output and energy consumption in data centers. Power and cooling have thus become a significant cost in IT budgets, making data center energy efficiency a priority. Our key online properties in this sector provide targeted information on the IT vendors, technologies and solutions that serve these sub-sectors. Our properties in this sector include SearchDataCenter.com, covering disaster recovery, power and cooling, mainframe and UNIX servers, systems management, and server consolidation; SearchEnterpriseLinux.com, focused on Linux migration and infrastructures; Search400.com, covering mid-range computing and SearchCloudComputing.com which covers private and public cloud infrastructure. SearchServerVirtualization.com covers the decision points and alternatives for implementing server virtualization, while SearchVMware.com focuses on managing and building out virtual environments on the most widely-installed server virtualization platform.

We also cover servers, application and desktop solutions deployed in distributed computing environments. The dominant platform, Windows, no longer represents an offering of discrete operating systems but rather a diverse computing environment with its own areas of specialization around IT. As Windows servers have become more stable and scalable, they have taken share in data centers, and currently represent one of the largest server sub-sectors. Given the breadth of the Windows market, we have segmented our Windows-focused media based on IT professionals’ infrastructure responsibilities and purchasing focus. Our online properties in this sector include SearchWindowsServer.com, covering servers, storage, and systems management; SearchDomino.com, SearchExchange.com and SearchWinIT.com, each targeted toward senior management for distributed computing environments. This network of sites provides resources and advice to IT professionals pursuing solutions related to such topics as Windows backup and storage, server consolidation, and upgrade planning. SearchEnterpriseDesktop.com, SearchVirtualDesktop.com and LabMice.net all focus on the deployment and management of end-user computing environments. SearchConsumerization.com covers the IT management issues surrounding the increasing deployment of personal technologies such as tablets and smartphones in the workplace. Combined with our two properties that focus on server virtualization, SearchDesktopVirtualization.com and BrianMadden.com, each focusing on desktop virtualization, gives us a comprehensive offering addressing the fast-growing area of virtualization technologies. Our online offerings in this sector are supplemented by in-person regional seminars. Our two BriForum conferences focus on desktop virtualization and related technologies.

•

CIO/IT Strategy. Our CIO/IT Strategy media group provides content targeted at Chief Information Officers, or CIOs, and senior IT executives, enabling them to make informed IT purchases throughout the critical stages of the purchase decision process. CIOs’ areas of interest generally align with the major sectors of the IT market; however, CIOs increasingly are focused on the alignment between IT and their businesses’ operations. Because businesses’ IT strategies vary significantly based upon company size, we have segmented the CIO market by providing specific guidance to CIOs of large enterprises, mid-market enterprises and small to mid-sized businesses (“SMB“s). Data center consolidation, compliance, ITIL/IT service management, disaster recovery/business continuity, risk management and outsourcing (including software-as-a-service and cloud computing) have all drawn the attention of IT executives who need to understand the operational and strategic implications of these issues and technologies on their businesses. Accordingly, our targeted information resources for senior IT executives focus on ROI, implementation strategies, best practices and comparative assessment of vendor solutions related to these initiatives. Our online properties in this sector include SearchCIO.com, which provides CIOs in large enterprises with strategic information focused on critical purchasing decisions; SearchCIO-Midmarket.com, which targets IT managers at small to medium-sized businesses; and SearchCompliance.com, which provides advice on IT-focused regulations and standards to IT and business executives and other senior IT managers. The CIO/IT Strategy media group also includes online resources and events targeted to IT decision makers in prominent vertical industries. SearchHealthIT.com provides strategic IT purchasing information and advice to senior IT and clinical professionals in hospitals, medical centers, university health centers and other care delivery organizations, as well as organizations in the life sciences sector.

•

Business Applications and Analytics. Our Business Applications and Analytics media group focuses on mission critical software such as ERP, databases and business intelligence, content management enterprise resource planning, and customer facing applications such as CRM software for mid-sized and large companies. Because these applications are critical to the overall success of the businesses that use them, there is a high demand for specialized information by IT and business professionals involved in their purchase, implementation, and ongoing support. Our applications-focused properties in this sector include SearchCRM.com, SearchOracle.com, SearchSAP.com, SearchFinancialApplications.com and SearchManufacturingERP.com. These sites are leading online resources that provide this specialized information to support mission critical business applications such as customer relationship management (“CRM”), sales force automation, databases and ERP software. The information produced by these applications is seen as a corporate asset that is essential for gaining competitive advantage through informed, data-driven decisions that can help improve operational efficiency, enable business agility, and improve sales effectiveness and customer service. As a result, business intelligence and analytics have become pervasive as various organizations increasingly rely on mission critical information to optimize their businesses. Our sites BeyeNETWORK.com, SearchBusinessAnalytics.com, SearchDataManagement.com and SearchContentManagement.com, cover the business intelligence, data management, content management, and collaboration disciplines associated with such initiatives. SearchCloudApplications.com focuses on cloud-based or Software As A Service (“SAAS”) deployments of key business applications. Our in-person events in this segment cover topics such as big data analytics and business intelligence.

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

•

Channel. Our Channel properties address the information needs of channel professionals—which we have classified as resellers, value added resellers, solution providers, systems integrators, service providers, managed service providers, and consultants—in the IT market. As IT professionals have become more specialized, IT vendors have actively sought resellers with specific expertise in the vendors’ sub-sectors. Like IT professionals, channel professionals require more focused technical content in order to operate successful businesses in the markets in which they compete. The resulting dynamics in the IT channel are well-suited to our integrated, targeted content strategy. Our online properties in this sector include SearchITChannel.com, SearchStorageChannel.com, SearchSecurityChannel.com, SearchNetworkingChannel.com, SearchSystemsChannel.com and SearchCloudProvider.com. In addition to these websites, TechTarget channel media is able to profile channel professionals accessing information on any website within the TechTarget Network. As channel professionals resell, service and support hardware, software and services from vendors in a particular IT sector, the key areas of focus tend to parallel those for the sub-sectors addressed by our IT-focused properties: for storage, backup, storage virtualization and network storage solutions such as fibre channel SANs, NAS, IP SANs; for security, intrusion defense, compliance and identity management; for networking, wireless, network security and VoIP; for systems, blade servers, consolidation and server virtualization.

•

TechnologyGuide.com. We operate a portfolio of Internet content sites that provide product reviews, price comparisons and user forums for technology products such as laptops, desktops and smartphones. Sites include NotebookReview.com™, Brighthand.com™ (covering smartphones), TabletPCReview.com™, PrinterComparison.com, DesktopReview.com, DigitalCameraReview.com and TechnologyGuide.com, which covers the personal technology segment as a whole. These sites represent an ideal complement to our enterprise-IT-focused TechTarget sites because IT professionals purchase a large volume of laptops, desktops, smartphones and mobile computing devices. Thus, these sites offer additional, complementary, in-depth content for our IT audience, as well as access for our advertisers to the broader audiences that visit these sites for information.

User Generated Content and Vendor Content

ITKnowledgeExchange.com is a site devoted entirely to user generated content, and represents our most concerted effort to date to facilitate peer-to-peer interaction amongst our users via blogs and a Q&A section. The site incorporates a number of important social media features, such as the use of tag-based navigation that allows users to self-classify content, and wiki-based Q&A functionality that allows them to collaborate with one another to respond to technical questions and product recommendations submitted by other users.

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

Online. Our network of websites forms the core of our content platform. Our websites provide IT professionals with comprehensive decision support information tailored to their specific areas of responsibility and purchasing decisions. Through our websites, we offer a variety of online media offerings to connect IT vendors to IT professionals. Our lead generation offerings allow IT vendors to maximize ROI by capturing qualified sales leads from the distribution and promotion of content to our audience of IT professionals. In August of 2011, we released a major upgrade to our Activity Intelligence platform. Beginning in 2012, all of our lead generation campaigns offer the Activity Intelligence Dashboard.

Our lead generation offerings include the Activity Intelligence Dashboard, a new technology platform that gives TechTarget’s customer’s marketers and sales representatives a real-time view of their prospects, which includes insights on the research activities of technology buying teams, including at an account level. Lead generation offerings may also include an additional service, Nurture & Notify, which helps both technology marketers and their sales teams to identify highly active prospects, detect emerging projects, retarget interested buying teams, and accelerate engagement with specific accounts.

Our lead generation offerings may also include the syndication of the following:

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

Our other offerings include the following:

•

Custom Content Creation. In support of our advertisers’ lead generation programs, we will sometimes create white papers, case studies, webcasts, or videos to our customers’ specifications through our Custom Media team. These content assets are then promoted to our audience in the context of the advertisers’ lead generation programs. Our custom offerings allow customers to have content or entire microsites created that focus on topics related to their marketing objectives and include promotion of these vehicles to our users.

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

Customers

We market to IT vendors targeting a specific audience within an IT sector or sub-sector. We maintain multiple points of contact with our customers in order to provide support throughout a given organization and during critical stages of the sales cycle. As a result, individual customers often run multiple advertising programs with us in order to reach discrete portions of our targeted audience. Our services are generally delivered under short-term contracts that run for the length of a given advertising program, typically less than six months. Since our founding in 1999, we have developed a broad customer base that now comprises approximately 1,200 active advertisers. During 2012, one customer represented 12% of total revenue. No other customer represented more than 10% of revenues and the quarterly renewal rate of our top 100 customers has consistently met or exceeded 90%.

Sales and Marketing

Since our inception in 1999, we have maintained an internal direct sales department that works closely with existing and potential customers to develop customized marketing programs that provide highly targeted access to IT professionals. We organize the sales force by the sector-specific media groups that we operate, and have a global accounts team that works with our largest advertisers. We believe that our sector-specific sales organization and integrated approach to our service offerings allows our sales personnel to develop a high level of expertise in the specific sectors they cover and to create effective marketing programs tailored to the customer’s specific objectives. As of December 31, 2012, our sales and marketing staff consisted of approximately 285 people. The majority of our sales staff is located in our Newton, Massachusetts headquarters and our office in San Francisco, California.

We pursue a variety of marketing initiatives designed to support our sales activities by building awareness of our brand to IT vendors and positioning ourselves as a “thought leader” in ROI-based marketing. These initiatives include purchasing online and event sponsorships in media vehicles that target the technology advertising market, as well as engaging in direct communications with the database of advertising contacts we have built since inception. Examples of our direct communications include selected e-mail updates on new product launches and initiatives. We also produce in-person events, videocasts and white papers for technology marketers where we provide information on the latest best practices in the field of online marketing. Additionally, we publish a blog for marketers which we use as a thought leadership vehicle to promote our ideas and viewpoints on a myriad of online subjects.

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

Although only approximately 15% of our revenues for the twelve months ended December 31, 2012 were derived from advertisers located outside of North America, as we continue to expand internationally we expect to compete with many of the competitors mentioned above, as well as with established media companies based in particular countries or geographical regions. This international expansion has included commencing operations of our own websites in the United Kingdom in 2008, India and Spain in 2009, China in 2010, Australia in 2011 and Singapore in 2012; by acquiring the Computer Weekly and MicroScope properties from Reed Business Information Limited in the United Kingdom in April 2011; and, in December 2012, by acquiring LeMagIT, a strategic partner in France.

User Privacy

We gather in-depth business information about our registered members who consent to provide us such information through one or more of the online registration forms displayed on our websites, as well as through tracking certain behavioral activity of users on our sites. We post applicable privacy policies on our websites so that our users can access and understand the terms and conditions applicable to the collection and use of information we collect from them. Our privacy policies also disclose the types of information we gather, how we use it, and how a user can correct or change this information. Further, our privacy policies explain the circumstances under which we share this information and with whom. Users who register for our websites have the option of indicating specific areas of interest in which they are willing to receive offers via e-mail or postal mail; these offers contain content created either by us or our third-party IT vendor customers. To protect our disclosures and obligations to our users, we impose constraints that are generally consistent with our privacy policies on the customers to whom we provide user data. Additionally, when we provide lists to third parties, including to our advertiser customers, it is under contractual terms that are generally consistent with our obligations to our privacy policies and with applicable laws and regulations.

Consumer Protection Regulation

General. Advertising and promotional activities presented to visitors on our websites are subject to federal and state consumer protection laws that regulate unfair and deceptive practices. We are also subject to various other federal and state consumer protection laws, including the ones described below.

CAN-SPAM Act. The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the CAN-SPAM Act, became effective on January 1, 2004. The CAN-SPAM Act regulates commercial e-mails and provides a right on the part of the recipient to request the sender to stop sending messages, and establishes penalties for the sending of e-mail messages that are intended to deceive the recipient as to source or content. Under the CAN-SPAM Act, senders of commercial e-mails (and other persons who initiate those e-mails) are required to make sure that those e-mails do not contain false or misleading transmission information. Commercial e-mails are required to include a valid return e-mail address and other subject heading information so that the sender and the Internet location from which the message has been sent are accurately identified. Recipients must be furnished with an electronic method of informing the sender of the recipient’s decision not to receive further commercial e-mails. In addition, the e-mail must include a postal address of the sender and notice that the e-mail is an advertisement. The CAN-SPAM Act may apply to the e-newsletters that our websites distribute to registered members and to some of our other commercial e-mail communications. However, on May 12, 2008, the U.S. Federal Trade Commission (the “FTC”) issued additional regulations related to the CAN-SPAM Act, including interpretations of such act that indicate that e-newsletters, such as those we distribute to our registered members, will be exempt from most of the provisions of the CAN-SPAM Act. At this time, we are applying the applicable CAN-SPAM requirements to e-newsletters and all other e-mail communications, and believe that our e-mail practices comply with the requirements of the CAN-SPAM Act.

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

Intellectual Property

We regard our copyrights, domain names, trademarks, trade secrets and similar intellectual property as important to our success, and we rely upon copyright, trademark and trade secrets laws, as well as confidentiality agreements with our employees and others, and protective contractual provisions to protect the proprietary technologies and content that we have developed. We pursue the registration of our material trademarks in the United States and elsewhere. Currently, our TechTarget trademark and logo, as well as the KnowledgeStorm and certain other marks and logos are registered federally in the United States and selected foreign jurisdictions and we have applied for U.S. and foreign registrations for various other marks. In addition, we have registered over 1,200 domain names that are or may be relevant to our business, including “www.techtarget.com,” “www.knowledgestorm.com,” “www.bitpipe.com,” “www.technologyguide.com” and those leveraging the “search” prefix used in the branding of many of our websites. We also incorporate a number of third-party software products into our technology platform pursuant to relevant licenses. Some of this software is proprietary and some is open source. We use third-party software to maintain and enhance, among other things, the content generation, delivery, and support our technology infrastructure. We are not substantially dependent upon these third-party software licenses, and we believe the licensed software is generally replaceable, by either licensing or purchasing similar software from another vendor or building the software functions ourselves.

Employees

As of December 31, 2012, we had 661 employees. Other than a small number of employees in the United Kingdom and France, none of our current employees is represented by a labor union or is the subject of a collective bargaining agreement.

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

The primary source of our revenues is the sale of advertising to our customers. Our advertising revenues accounted for the majority of our total revenues for the twelve months ended December 31, 2012. We believe that advertising spending on the Internet, as in traditional media, fluctuates significantly as a result of a variety of factors, many of which are outside of our control. These factors include:

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

We compete for potential advertisers with a number of different types of offerings and companies, including: broad-based media outlets, such as television, newspapers and business periodicals that are designed to reach a wide audience; general purpose portals and search engines; and offline and online offerings of media companies that produce content specifically for IT professionals, including International Data Group, United Business Media, QuinStreet and CNet. Advertisers may choose our competitors over us not only because they prefer our competitors’ online and events offerings to ours but also because advertisers prefer to utilize other forms of advertising offered by our competitors that are not offered by us and/or to diversify their advertising expenditures. Although approximately 15% of our revenues for the twelve months ended December 31, 2012 were derived from advertisers located outside of North America, as we continue to expand internationally, as we have in the last several years by commencing operations of our own websites in the United Kingdom, India, Spain, China and Australia, by acquiring the Computer Weekly and MicroScope properties from Reed Business Information Limited in the United Kingdom, by commencing operations in Singapore in February 2012 and, most recently, by acquiring LeMagIT in France, also in 2012, we expect to compete with many of the competitors mentioned above, as well as with established media companies based in particular countries or geographical regions. Many of these foreign-based media companies will be larger than we are and will have established relationships with local advertisers. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. As a result, we could lose market share to our competitors in one or more of our businesses and our revenues could decline.

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

Our success and ability to compete are dependent in part on the strength of our proprietary rights, on the goodwill associated with our trademarks, trade names and service marks, and on our ability to use U.S. and foreign laws to protect them. Our intellectual property includes, among other things, our original content, our editorial features, logos, brands, domain names, the technology that we use to deliver our services, the various databases of information that we maintain and make available by license, and the appearances of our websites. We claim common law protection on certain names and marks that we have used in connection with our business activities. Although we have applied for and obtained registration of some of our marks in countries outside of the United States where we do business, we have not been able to obtain registration of all of our key marks in such jurisdictions, in some cases due to prior registration or use by third parties employing similar marks. In addition to U.S. and foreign laws, we rely on confidentiality agreements with our employees and third parties and protective contractual provisions to safeguard our intellectual property. Policing our intellectual property rights worldwide is a difficult task, and we may not be able to identify infringing users, or, if identified, stop them from continuing to infringe our intellectual property. We cannot be certain that third party licensees of our content will always take actions to protect the value of our proprietary rights and reputation. Intellectual property laws and our agreements may not be sufficient to prevent others from copying or otherwise obtaining and using our content or technologies. In addition, others may develop non-infringing technologies that are similar or superior to ours. In seeking to protect our marks, copyrights, domain names and other proprietary rights, or in defending ourselves against claims of infringement that may be with or without merit, we could face costly litigation and the diversion of our management’s attention and resources. These claims could result in the need to develop alternative trademarks, content or technology or to enter into costly royalty or licensing agreements, which could have a material adverse effect on our business, results of operations and financial condition. We may not have, in all cases, conducted formal evaluations to confirm that our technology and services do not or will not infringe upon the intellectual property rights of third parties. As a result, we cannot be certain that our technology, offerings, services or online content do not or will not infringe upon the intellectual property rights of third parties. If we were found to have infringed on a third party’s intellectual property rights, the value of our brands and our business reputation could be impaired, and our business could suffer.

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

We have license and other arrangements in various countries, and maintain direct presences in the United Kingdom, India, France and Australia, as well as operations in China, sales operations in Singapore, and Spanish, French and German language websites. In addition to facing many of the same challenges we face domestically, there are additional risks and costs inherent in expanding our business in international markets, including:

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

Due to the nature of content published on our online network, including content placed on our online network by third parties, and as a creator and distributor of original content and research, we face potential liability based on a variety of theories, including defamation, negligence, copyright or trademark infringement, or other legal theories based on the nature, creation or distribution of this information. Such claims may also include, among others, claims that by providing hypertext links to websites operated by third parties, we are liable for wrongful actions by those third parties through these websites. Similar claims have been brought, and sometimes successfully asserted, against online services. It is also possible that our users could make claims against us for losses incurred in reliance on information provided on our networks. In addition, we could be exposed to liability in connection with material posted to our Internet sites by third parties. For example, many of our sites offer users an opportunity to post comments and opinions that are not moderated. Some of this user-generated content may infringe on third party intellectual property rights or privacy rights or may otherwise be subject to challenge under copyright laws. Such claims, whether brought in the United States or abroad, could divert management time and attention away from our business and result in significant cost to investigate and defend, regardless of the merit of these claims. In addition, if we become subject to these types of claims and are not successful in our defense, we may be forced to pay substantial damages. Our insurance may not adequately protect us against these claims. The filing of these claims may also damage our reputation as a high quality provider of unbiased, timely analysis and result in client cancellations or overall decreased demand for our services.

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

Ensuring that we have adequate disclosure controls and procedures, including internal financial and accounting controls and procedures, in place to help ensure that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. On an ongoing basis, both we and our independent auditors document and test our internal controls and procedures in connection with the requirements of Section 404 of the Sarbanes-Oxley Act and, as part of that documentation and testing, identify areas for further attention and improvement. Implementing any appropriate changes to our internal controls may entail substantial costs in order to modify our existing accounting systems, take a significant period of time to complete and distract our officers, directors and employees from the operation of our business. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements may seriously affect our stock price.

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

In the course of our operating history, we have acquired assets and businesses. Some of our acquisitions have resulted in the recording of a significant amount of goodwill and/or intangible assets on our financial statements. We had approximately $100.8 million of goodwill and net intangible assets as of December 31, 2012. The goodwill and/or intangible assets were recorded because the fair value of the net tangible assets acquired was less than the purchase price. We may not realize the full value of the goodwill and/or intangible assets. As such, we evaluate goodwill and other intangible assets with indefinite useful lives for impairment on an annual basis or more frequently if events or circumstances suggest that the asset may be impaired. We did not have any intangible assets with indefinite lives as of December 31, 2012 or 2011. We evaluate other intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. If goodwill or other intangible assets are determined to be impaired, we will write off the unrecoverable portion as a charge to our earnings. If we acquire new assets and businesses in the future, as we intend to do, we may record additional goodwill and/or intangible assets. The possible write-off of the goodwill and/or intangible assets could negatively impact our future earnings and, as a result, the market price of our common stock could decline.

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

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. A large portion of our outstanding shares of common stock is held by our officers, directors and significant stockholders. Two of the largest percentages of our shares are owned by venture capital funds, which are typically structured to have a finite life. As these venture capital funds approach or pass the respective terms of the fund, the decision to sell or hold our stock may be based not only on the underlying investment merits of our stock but also on the requirements of their internal fund structure. Our directors, executive officers and significant stockholders beneficially own approximately 24 million shares of our common stock, which represents 61% of our shares outstanding as of December 31, 2012. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline substantially.

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

Item 3. Legal Proceedings

We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened litigation against us that could have a material adverse effect on our business, operating results or financial condition. On January 6, 2012, the Company filed Petitions under Formal Procedure with the Massachusetts Appellate Tax Board in connection with the classification of the Company’s wholly-owned subsidiary, TechTarget Securities Corporation, and assessments made by the Massachusetts Department of Revenue, as described in Note 9 in the accompanying consolidated financial statements. A trial date has been set for October 22, 2013. The Company intends to continue to dispute the assessment and believes it has meritorious claims which it intends to vigorously assert.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the Nasdaq Global Market under the trading symbol “TTGT”. The following table sets forth the high and low sales prices of our common stock, as reported by the Nasdaq Global Market, for each quarterly period in 2012 and 2011:

	High	Low
Fiscal 2012
Quarter ended March 31, 2012	$7.88	$5.93
Quarter ended June 30, 2012	$7.66	$4.76
Quarter ended September 30, 2012	$6.04	$3.99
Quarter ended December 31, 2012	$5.99	$4.00
Fiscal 2011
Quarter ended March 31, 2011	$9.77	$6.62
Quarter ended June 30, 2011	$9.01	$6.23
Quarter ended September 30, 2011	$7.87	$5.27
Quarter ended December 31, 2011	$7.52	$4.85

The closing sale price of our common stock, as reported by the Nasdaq Global Market, was $4.69 on February 22, 2013.

Holders

As of February 22, 2013 there were approximately 148 stockholders of record of our common stock based on the records of our transfer agent.

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

Stock Performance Graph

The following graph compares the cumulative total return to stockholders of our common stock for the period from December 31, 2007 to December 31, 2012, to the cumulative total return of the Russell 2000 Index and the S&P 500 Media Industry Index for the same period. This graph assumes the investment of $100.00 on December 31, 2007 in our common stock, the Russell 2000 Index and the S&P 500 Media Industry Index and assumes any dividends are reinvested.

COMPARATIVE STOCK PERFORMANCE

Among TechTarget Inc.,

the Russell 2000 Index and

S&P 500 Media Industry Index

Copyright© 2013 Russell Investment Group. All rights reserved.

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/07	12/08	12/09	12/10	12/11	12/12
TechTarget Inc.	100.00	29.23	38.09	53.65	39.51	37.55
Russell 2000	100.00	66.21	84.20	106.82	102.36	119.09
S&P 500 Media Industry	100.00	64.10	91.79	113.65	122.82	168.85

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

Issuer Purchases of Equity Securities

The following table provides information about purchases by the Company during the quarter ended December 31, 2012 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share*	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2012 – October 31, 2012	—	$—	—	$19,820,109
November 1, 2012 – November 30, 2012	39,123	$4.72	39,123	$19,634,832
December 1, 2012 – December 31, 2012	20,670	$4.97	20,670	$19,531,755

Total (2)	59,793	$4.80	59,793	$19,531,755

(1)

On August 7, 2012, the Board of Directors announced the approval of a Stock Repurchase Program (the “Program”), which authorized the Company to purchase up to $20 million of shares of its common stock from time to time on the open market or in privately negotiated transactions. The expiration date of the Program is December 31, 2013.

(2)	All shares were repurchased under the Program.
*	Price excludes commission of approximately $0.02 per share.

Item 6. Selected Financial Data

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

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Consolidated Results of Operations Data:
Revenues:
Online	$88,192	$92,303	$82,330	$72,345	$77,373
Events	11,799	13,195	12,679	14,152	22,786
Print(1)	—	—	—	—	4,385

Total revenues	99,991	105,498	95,009	86,497	104,544

Cost of revenues:
Online(2)	23,513	22,373	20,402	20,661	22,807
Events(2)	4,301	4,765	4,313	5,856	9,963
Print(1)(2)	—	—	—	—	2,156

Total cost of revenues	27,814	27,138	24,715	26,517	34,926

Gross profit	72,177	78,360	70,294	59,980	69,618
Operating expenses:
Selling and marketing(2)	36,718	39,586	37,291	34,125	35,158
Product development(2)	7,521	7,688	8,661	9,213	11,609
General and administrative(2)	13,206	13,680	15,530	15,316	10,537
Depreciation	3,279	2,759	2,389	2,219	2,406
Amortization of intangible assets	3,351	3,976	4,523	4,714	5,306
Restructuring charge	—	384	—	—	1,494

Total operating expenses	64,075	68,073	68,394	65,587	66,510

Operating income (loss)	8,102	10,287	1,900	(5,607)	3,108
Interest and other income, net	107	57	176	267	1,440

Income (loss) before provision for (benefit from) income taxes	8,209	10,344	2,076	(5,340)	4,548
Provision for (benefit from) income taxes	4,185	5,655	3,258	(224)	2,784

Net income (loss)	$4,024	$4,689	$(1,182)	$(5,116)	$1,764

Net income (loss) per common share(3):
Basic	$0.10	$0.12	$(0.03)	$(0.12)	$0.04

Diluted	$0.10	$0.12	$(0.03)	$(0.12)	$0.04

Weighted average common shares outstanding:
Basic	40,211	38,532	42,771	41,865	41,425

Diluted	40,910	40,567	42,771	41,865	43,440

Other Data:
Adjusted EBITDA (unaudited)(4)	$19,999	$25,273	$19,813	$13,949	$20,985

	As of December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$76,340	$63,221	$50,134	$82,557	$69,568
Total assets	$220,192	$209,187	$193,758	$214,063	$210,012
Total liabilities	$20,878	$19,512	$19,898	$16,199	$19,075
Treasury stock	$(35,810)	$(35,343)	$(35,343)	$—	$—
Total stockholders’ equity	$199,314	$189,675	$173,860	$197,864	$190,937

(1)	During 2008, we published monthly a controlled-circulation magazine that was free to subscribers and generated revenue solely based on advertising fees. We discontinued publishing this magazine in December 2008.
(2)	Amounts include stock-based compensation expense as follows:

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Cost of online revenue	$202	$273	$173	$454	$407
Cost of events revenue	18	91	87	94	91
Cost of print revenue	—	—	—	—	6
Selling and marketing	2,888	4,713	6,380	6,025	4,813
Product development	265	443	520	535	473
General and administrative	1,894	1,949	3,841	5,515	2,881

Total	$5,267	$7,469	$11,001	$12,623	$8,671

(3)	Basic and diluted net income (loss) per common share is computed by dividing the net income (loss) applicable to common stockholders by the basic and diluted weighted-average number of common shares outstanding for the fiscal period. See Note 2 of our “Notes to Consolidated Financial Statements.”
(4)	The following table reconciles net income (loss) to adjusted EBITDA for the periods presented and is unaudited:

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Net income (loss)	$4,024	$4,689	$(1,182)	$(5,116)	$1,764
Interest and other income, net	(107)	(57)	(176)	(267)	(1,440)
Provision for (benefit from) income taxes	4,185	5,655	3,258	(224)	2,784
Depreciation	3,279	2,759	2,389	2,219	2,406
Amortization of intangible assets	3,351	3,976	4,523	4,714	5,306
Amortization of purchase price adjustment for earnouts	—	398	—	—	—

EBITDA	14,732	17,420	8,812	1,326	10,820
Stock-based compensation	5,267	7,469	11,001	12,623	8,671
Restructuring charge	—	384	—	—	1,494

Adjusted EBITDA	$19,999	$25,273	$19,813	$13,949	$20,985

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

Our integrated content platform consists of a network of over 130 websites that we complement with targeted in-person events. Throughout the critical stages of the purchase decision process, our content offerings meet IT professionals’ needs for expert, peer and IT vendor information, and provide a platform on which IT vendors can launch targeted marketing campaigns that generate measurable, high Return on Investment (“ROI”). As IT professionals have become increasingly specialized, they have come to rely on our sector-specific websites for purchasing decision support. Our content enables IT professionals to navigate the complex and rapidly changing IT landscape where purchasing decisions can have significant financial and operational consequences. Based upon the logical clustering of our users’ respective job responsibilities and the marketing focus of the products that our customers are advertising, we currently categorize our content offerings across nine distinct media groups: Application Architecture and Development; Channel; CIO/IT Strategy; Data Center and Virtualization Technologies; Business Applications and Analytics; Networking; Security; Storage; and TechnologyGuide.

On March 1, 2010, we acquired ebizQ.net and certain other assets from IT Quadrant, Inc. for $0.5 million in cash plus a potential future earnout valued at $0.6 million at the time of the acquisition. ebizQ.net is a leading website for business and IT decision makers focused on Business Process Management (“BPM”) and Service-Oriented Architecture (“SOA”). ebizQ.net maintains an online community with more than 100,000 members that provides original editorial and independent content from leading industry analysts and experts via blogs, webinars, podcasts, white papers, and virtual events. The earnout was paid in the first quarter of 2012.

On April 12, 2010, we acquired certain assets of Powell Media LLC for $1.3 million in cash plus a potential future earnout valued at $0.9 million at the time of the acquisition. Powell Media LLC operated the BeyeNETWORK, a group of online technology sites that provide news, expert information and exclusive resources on the business information management lifecycle, including business intelligence (“BI”) best practices, business analytics, data integration, and data governance. All of the sites’ content is written by industry experts who share their experiences and research in a collection of articles, podcasts, and blogs focused on specific vertical industries. The earnout was paid in the first quarter of 2012.

As of October 1, 2010, through our wholly-owned subsidiary, TechTarget (HK) Limited (“TTGT HK”), we obtained effective control of a variable interest entity (“VIE”), Keji Wangtuo Information Technology Co., Ltd, (“KWIT”), which was incorporated under the laws of the People’s Republic of China (“PRC”) on November 27, 2007, for $3.2 million in cash. KWIT was an existing TechTarget partner which operated and continues to operate Chinese-language versions of some of our websites.

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

Based on these contractual arrangements, we consolidate the financial results of KWIT as required by Accounting Standards Codification (“ASC”) subtopic 810-10 (“ASC 810-10”), Consolidation: Overall (Pre-Codification: Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51), because we hold all the variable interests of KWIT through TTGT HK and the WFOE, the latter of which is the primary beneficiary of the financial results of KWIT. Despite the lack of technical majority ownership, there exists a parent-subsidiary relationship between us and KWIT through certain of the VIE Agreements, whereby the shareholders of KWIT assigned all of their voting rights underlying their equity interest in KWIT to the WFOE. In addition, through the other aforementioned agreements, we demonstrate our ability and intention to continue to exercise the ability to obtain substantially all of the profits and absorb all of the expected losses of KWIT.

On April 26, 2011 we announced that we had completed the acquisition of the websites, product offerings, and events associated with Computer Weekly and its sister channel-targeted brand, MicroScope, from Reed Business Information Limited for $2.0 million in cash. Computer Weekly, through its websites and events (and print properties, which were not continued), has served United Kingdom-based managers, directors and CIOs monitoring the technology landscape, and the advertisers looking to reach them. Computer Weekly and MicroScope also serve United Kingdom IT decision makers by bringing technology news and IT management focused content. These two websites complement our established offerings in the region, including SearchDataManagement.co.uk, SearchNetworking.co.uk, SearchSecurity.co.uk, SearchStorage.co.uk, and SearchVirtualDataCentre.co.uk, by giving advertisers new ways to reach key UK and European IT decision makers.

On December 17, 2012 we announced that we had acquired E-Magine Médias SAS, which we call LeMagIT, a strategic partner with TechTarget since 2010, for $2.2 million in cash plus a potential future earnout valued at $0.7 million at the time of the acquisition. Approximately $1.2 million of the cash payment was made at closing, with the remainder due in two equal installments in fiscal years 2013 and 2014. The third installment is subject to certain revenue growth targets and may be reduced based on actual results. Since its launch in 2008, LeMagIT’s network of sites has offered French-language news and analysis for IT decision makers on core enterprise IT topics such as cloud computing, virtualization, security, and storage and attracts over 250,000 visits per month. The acquisition strengthens our value proposition to deliver focused content, targeted audiences and innovative capabilities to enterprise IT providers trying to make progress in Europe. The second installment, to be paid in 2013, is included in accrued liabilities in our consolidated balance sheet; the earnout and final installment payment are included in long-term liabilities on our consolidated balance sheet.

Executive Summary

During 2011 and 2012, we made significant progress on our strategy to grow our business and increase the reach of our offerings. It continues to be the case that, central to these efforts, is the progress that we are making with our new product platform, Activity Intelligence, and the continued expansion of our direct international capabilities.

Key strategic activities during the period ended December 31, 2012 included:

•

Activity Intelligence – Approximately 520 of our customers now have access to the Activity Intelligence dashboard and we continue to see growth in purchases of our Nurture & Notify™ offering, an add-on service that has been sold onto over 125 lead generation campaigns. We also have other product initiatives designed to leverage this platform in the development pipeline that we currently anticipate will increase our penetration of our accounts, as well as potentially leverage our core capabilities in complementary offerings. The first such offering, IT Deal Alert™, went through a successful paid beta test in the fourth quarter of 2012 and was launched into the market in January of 2013. We are encouraged by the feedback we are receiving in the market.

•

International Update – International geo-targeted revenue increased by more than 50% in the year ended December 31, 2012 as compared to the same period a year ago. We believe that our integrated product offering across regions continues to resonate with international marketers and is contributing to our successful results. We plan on continuing to invest in these capabilities as we seek opportunities to increase our global reach. As noted previously, we established an office in Singapore to help better manage Southeast Asia sales operations and work more closely with Asia-Pacific (APAC) regional marketers, and our results from our new direct operations in both Singapore and Australia are contributing to our international growth. As of December 31, 2012, we had approximately 435,000 registered members from Southeast Asia and served more than 8 million Southeast Asian advertising impressions each quarter across our network of sites that focus on enterprise information technology topics such as data centers, virtualization, cloud computing, storage, networking and business applications. In addition to our offices in Singapore and Australia, we have an APAC operational base in China. We also acquired our French partner, LeMagIT, in late 2012 and will now operate directly in France.

•	Site launches: In the twelve month period ended December 31, 2012, we launched the following new websites:

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

•

SearchCloudApplications.com™, a new website dedicated to serving the information needs of IT and business professionals deploying Software-as-a-Service (SaaS) business applications in the cloud, and developers and architects tasked with building custom applications leveraging the cloud.

•

SearchDataCenter en Español™, our first fully-functional Spanish-language search website designed to service the needs of the Latin American market by providing high-quality, unbiased advice, best practices, and technical how-to information on core enterprise IT topics. This site delivers targeted content focused on critical issues and solutions for Latin American IT buyers across key enterprise IT segments, including: business applications and business intelligence; data center hardware and storage; networking; enterprise security; as well as cross-IT trends such as cloud computing, mobility, and big data. It launched with more than 500 original Spanish-language articles, numerous Spanish-language e-books, and a resource library for Spanish-language white papers and webcasts and will help better serve the 400,000 registered members that we already serve in the region.

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

The majority of our revenue is derived from the delivery of our online offerings from our media groups. Online revenue represented 88%, 87% and 87% of total revenues for the years ended December 31, 2012, 2011 and 2010, respectively.

We use both online and event offerings to provide IT vendors with numerous touch points to reach key IT decision makers and to provide IT professionals with highly specialized content across multiple forms of media. We are experienced in assisting advertisers to develop custom advertising programs that maximize branding and ROI. The following is a description of the services we offer:

Online. Our network of websites forms the core of our content platform. Our websites provide IT professionals with comprehensive decision support information tailored to their specific areas of responsibility and purchasing decisions. Through our websites, we offer a variety of online media offerings to connect IT vendors to IT professionals. Our lead generation offerings allow

IT vendors to maximize ROI by capturing qualified sales leads from the distribution and promotion of content to our audience of IT professionals. In August of 2011, we released a major upgrade to our Activity Intelligence platform. Beginning in 2012, all of our lead generation campaigns offer the Activity Intelligence Dashboard.

Our lead generation offerings include the Activity Intelligence Dashboard, a new technology platform that gives TechTarget’s customer’s marketers and sales representatives a real-time view of their prospects, which includes insights on the research activities of technology buying teams, including at an account level. Lead generation offerings may also include an additional service, Nurture & Notify, which helps both technology marketers and their sales teams to identify highly active prospects, detect emerging projects, retarget interested buying teams, and accelerate engagement with specific accounts.

Our lead generation offerings may also include the syndication of the following:

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

Our branding offerings provide IT vendors exposure to targeted audiences of IT professionals actively researching information related to their products and services and include display advertising and custom offerings. Display advertising can be purchased on specific websites within our network and against specific technology segments. These offerings give IT vendors the ability to increase their brand awareness to highly specialized IT sectors.

Our other offerings include the following:

•

Custom Content Creation. In support of our advertisers lead generation programs, we will sometimes create white papers, case studies, webcasts, or videos to our customers’ specifications through our Custom Media team. These content assets are then promoted to our audience in the context of the advertisers’ lead generation programs. Our custom offerings allow customers to have content or entire microsites created that focus on topics related to their marketing objectives and include promotion of these vehicles to our users.

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

Events. Events revenue represented 12%, 13% and 13% of total revenues for the years ended December 31, 2012, 2011 and 2010, respectively. Most of our media groups operate revenue generating events. The majority of our events are free to IT professionals and are sponsored by IT vendors. Attendees are pre-screened based on event-specific criteria such as sector-specific budget size, company size, or job title. We offer three types of events: multi-day conferences, single-day seminars and custom events. Multi-day conferences provide independent expert content for our attendees and allow vendors to purchase exhibit space and other sponsorship offerings that enable interaction with the attendees. We also hold single-day seminars on various topics in major cities. These seminars provide independent content on key sub-topics in the sectors we serve, are free to qualified attendees, and offer multiple vendors the ability to interact with specific, targeted audiences actively focused on buying decisions. Our custom events differ from our seminars in that they are exclusively sponsored by a single IT vendor, and the content is driven primarily by the sole sponsor.

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

Amortization of Intangible Assets. Amortization of intangible assets expense consists of the amortization of intangible assets recorded in connection with our acquisitions. Separable intangible assets that are not deemed to have an indefinite life are amortized over their estimated useful lives, which range from one to ten years, using methods that are expected to reflect the estimated pattern of economic use.

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

Application of Critical Accounting Policies and Use of Estimates

The discussion of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue, long-lived assets, goodwill, the allowance for doubtful accounts, stock-based compensation, earnouts, self-insurance accruals and income taxes. We based our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe to be reasonable. In many cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Our actual results may differ from these estimates under different assumptions or conditions.

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

Online Media. Revenue for lead generation campaigns is recognized as follows:

•

Beginning in the period ended March 31, 2012, our lead generation campaigns all offer the Activity Intelligence Dashboard. In order to manage the lead generation component of the campaigns (such as white papers, webcasts, podcasts, videocasts and virtual trade shows), we have changed our operational approach and the contractual terms and conditions under which we sell our products. Instead of contracting to sell individual elements of such campaigns, we sell various lead generation campaigns through the Dashboard. Accordingly, revenue is recognized ratably over the duration of the campaigns, which is typically less than six months. Lead generation offerings may also include an additional service, Nurture & Notify, in which case revenue is recognized ratably over the period of the campaign as a combined unit of accounting. As part of these offerings, we guarantee a minimum number of qualified leads to be delivered over the course of the advertising campaign. We determine the content necessary to achieve performance guarantees. Scheduled end dates of advertising campaigns sometimes need to be extended, pursuant to the terms of the arrangement, to satisfy lead guarantee obligations. We estimate a revenue reserve necessary to adjust revenue recognition for extended advertising campaigns. These estimates are based on our experience in managing and fulfilling these offerings. The customer has cancellation privileges which generally require advance notice by the customer and require proportional payment by the customer for the portion of the campaign period that has been provided. Additionally, we offer sales incentives to certain customers, primarily in the form of volume rebates, which are classified as a reduction of revenues and are calculated based on the terms of the specific customer’s contract. We accrue for these sales incentives based on contractual terms and historical experience.

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

Revenue for other online media offerings is recognized as follows for 2011 as well as 2012:

•

Custom Content Creation. Custom content revenue is recognized when the creation is completed and delivered to the customer, with the exception of microsites which are recognized over the period during which they are live.

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

Event Sponsorships. We recognize sponsorship revenue from events in the period in which the event occurs. The majority of our events are free to qualified attendees; however, certain events are based on a paid attendee model. We recognize revenue for paid attendee events upon completion of the event.

Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue.

Long-Lived Assets

Our long-lived assets consist primarily of property and equipment, capitalized software, goodwill and other intangible assets. Goodwill and other intangible assets have arisen principally from our acquisitions. The amount assigned to intangible assets is subjective and based on our estimates of the future benefit of the intangible assets using accepted valuation techniques, such as discounted cash flow and replacement cost models. Our long-lived assets, other than goodwill, are amortized over their estimated useful lives, which we determine based on the consideration of several factors including the period of time the asset is expected to remain in service. Intangible assets are amortized over their estimated useful lives, which range from one to ten years, using methods of amortization that are expected to reflect the estimated pattern of economic use. We evaluate the carrying value and remaining useful lives of long-lived assets, other than goodwill, whenever indicators of impairment are present. We evaluate the carrying value of goodwill annually, and whenever indicators of impairment are present, using a discounted cash flow approach to fair value determinations.

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, short-term and long-term investments, accounts receivable, accounts payable and contingent consideration. The carrying value of these instruments approximates their estimated fair values.

Allowance for Doubtful Accounts

We offset gross trade accounts receivable with an allowance for doubtful accounts. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review our allowance for doubtful accounts on a regular basis, and all past due balances are reviewed individually for collectability. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions for doubtful accounts are recorded in general and administrative expense. If our historical collection experience does not reflect our future ability to collect outstanding accounts receivable, our future provision for doubtful accounts could be materially affected. To date, we have not incurred any write-offs of accounts receivable significantly different than the amounts reserved. The allowance for doubtful accounts was $0.9 million and $1.1 million at December 31, 2012 and 2011, respectively.

Stock-Based Compensation

We measure stock-based compensation at the grant date based on the fair value of the award and recognize stock-based compensation in our results of operations using the straight-line method over the vesting period of the award or using the accelerated method if the award is contingent upon performance goals. We use the Black-Scholes option pricing model to determine the fair value of stock option awards. We calculated the fair values of the options granted using the following estimated weighted average assumptions:

	Years Ended December 31,
	2012	2011	2010
Expected volatility	88%	79%–81.4%	78%–79%
Expected term	5 years	6.25 years	6.25 years
Risk-free interest rate	0.36%	0.9%–2.3%	2.3%–2.85%
Expected dividend yield	— %	— %	— %
Weighted-average grant date fair value per share	$3.63	$4.72	$4.92

As there was no public market for our common stock prior to our initial public offering in May 2007, and there has been limited historical information on the volatility of our common stock since the date of our initial public offering, we determine the volatility for options granted based on an analysis of the historical volatility of our stock and reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using a weighted average of the historical volatility of our stock and the peer group of companies for a period equal to the expected life of the option. The risk-free interest rate is based on a zero coupon United States treasury instrument whose term is consistent with the expected life of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. We applied an estimated annual forfeiture rate based on our historical forfeiture experience of 4.17%, 3.6% and 2% in determining the expense recorded in the years ended December 31, 2012, 2011 and 2010, respectively.

Internal-Use Software and Website Development Costs

We capitalize costs of materials, consultants and compensation and related expenses of employees who devote time to the development of internal-use software and website applications and infrastructure involving developing software to operate our websites. However, we expense as incurred website development costs for new features and functionalities since it is not probable that they will result in additional functionality until they are both developed and tested with confirmation that they are more effective than the current set of features and functionalities on our websites. Our judgment is required in determining the point at which various projects enter the state at which costs may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized, which is generally three years. To the extent that we change the manner in which we develop and test new features and functionalities related to our websites, assess the ongoing value of capitalized assets or determine the estimated useful lives over which the costs are amortized, the amount of website development costs we capitalize and amortize in future periods would be impacted. We review capitalized internal-use software and website development costs for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We would recognize an impairment loss only if the carrying amount of the asset is not recoverable and exceeds its fair value. We capitalized internal-use software and website development costs of $3.0 million, $3.2 million and $2.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Income Taxes

We are subject to income taxes in both the United States and foreign jurisdictions, and we use estimates in determining our provision for income taxes. We recognize deferred tax assets and liabilities based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates.

Our deferred tax assets are comprised primarily of book to tax differences on stock-based compensation, timing of deductions for deferred rent and accrued expenses, and net operating loss (“NOL”) carryforwards. As of December 31, 2012, we had state NOL carryforwards of approximately $17.6 million, which may be used to offset future taxable income. The NOL carryforwards expire through 2029. We also have foreign NOL carryforwards of $0.7 million, which may be used to offset future taxable income in foreign jurisdictions until they expire, through 2017.

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

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Years Ended December 31,
	2012		2011		2010
	($ in thousands)
Revenues:
Online	$88,192	88%	$92,303	87%	$82,330	87%
Events	11,799	12	13,195	13	12,679	13

Total revenues	99,991	100	105,498	100	95,009	100

Cost of revenues:
Online	23,513	24	22,373	21	20,402	21
Events	4,301	4	4,765	5	4,313	5

Total cost of revenues	27,814	28	27,138	26	24,715	26

Gross profit	72,177	72	78,360	74	70,294	74
Operating expenses:
Selling and marketing	36,718	37	39,586	38	37,291	39
Product development	7,521	8	7,688	7	8,661	9
General and administrative	13,206	13	13,680	13	15,530	16
Depreciation	3,279	3	2,759	3	2,389	3
Amortization of intangible assets	3,351	3	3,976	4	4,523	5
Restructuring charge	—	—	384	—	—	—

Total operating expenses	64,075	64	68,073	65	68,394	72

Operating income	8,102	8	10,287	9	1,900	2
Interest and other income, net	107	—	57	—	176	—

Income before provision for income taxes	8,209	8	10,344	9	2,076	2
Provision for income taxes	4,185	4	5,655	5	3,258	3

Net income (loss)	$4,024	4%	$4,689	4%	$(1,182)	(1)%

Comparison of Fiscal Years Ended December 31, 2012 and 2011

Revenues

	Years Ended December 31,
	2012	2011	Increase (Decrease)	Percent Change
	($ in thousands)
Revenues:
Online	$88,192	$92,303	$(4,111)	(4)%
Events	11,799	13,195	(1,396)	(11)

Total revenues	$99,991	$105,498	$(5,507)	(5)%

Online. The decrease in online revenue in fiscal 2012 from the fiscal year ended December 31, 2011 (“fiscal 2011”) was primarily attributable to a $4.7 million decrease in branding revenues, primarily due to decreases in banner sales volume, as well as a $0.6 million decrease in third party revenues. The decrease was offset in part by a $1.2 million increase in lead generation offerings. The decrease is primarily in North American sales, caused by delays in IT purchases due to uncertainty in the macro environment, offset in part by an increase in international revenues.

Events. The decrease in events revenue is primarily due to a reduction in seminars and custom events.

Cost of Revenues and Gross Profit

	Years Ended December 31,
	2012	2011	Increase (Decrease)	Percent Change
	($ in thousands)
Cost of revenues:
Online	$23,513	$22,373	$1,140	5%
Events	4,301	4,765	(464)	(10)

Total cost of revenues	$27,814	$27,138	$676	2%

Gross profit	$72,177	$78,360	$(6,183)	(8)%
Gross profit percentage	72%	74%

Cost of Online Revenue. The increase in cost of online revenues in fiscal 2012 compared to fiscal 2011 was primarily attributable to a $1.8 million increase in payroll-related expenses due primarily to international expansion and a $0.1 million increase in member acquisition costs. These increases are offset in part by a $0.8 million reduction in variable direct and third party costs due to the decrease in online revenues year over year.

Cost of Events Revenue. The decrease in cost of events revenues in fiscal 2012 compared to fiscal 2011 was primarily due to a $0.3 million reduction in payroll-related costs due primarily to a decrease in headcount, $0.1 million in lower variable direct costs as a result of the decrease in the number of events that we conducted and a $0.1 million reduction in stock-based compensation, primarily due to the completion of vesting of certain equity awards.

Gross Profit. Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. Gross margin for fiscal 2012 was 72% and for fiscal 2011 was 74%. Online gross profit decreased $5.3 million in fiscal 2012 as compared to the same period in 2011, attributable to the decrease in online revenue in combination with an overall increase in online cost of revenues, due primarily to the fixed nature of some of these costs, as compared to the same period a year ago. Events gross profit decreased by $0.9 million, primarily as a result of the lower events revenues, which were offset in part by a reduction in related variable direct costs. Because the majority of our costs are labor-related, we expect our gross profit to fluctuate from period to period depending on the total revenues for the period, as well as the relative contribution of online and events revenues to our total revenues.

Operating Expenses and Other

	Years Ended December 31,
	2012	2011	Increase (Decrease)	Percent Change
	($ in thousands)
Operating expenses:
Selling and marketing	$36,718	$39,586	$(2,868)	(7)%
Product development	7,521	7,688	(167)	(2)
General and administrative	13,206	13,680	(474)	(3)
Restructuring	—	384	(384)	(100)
Depreciation	3,279	2,759	520	19
Amortization of intangible assets	3,351	3,976	(625)	(16)

Total operating expenses	$64,075	$68,073	$(3,998)	(6)%

Interest and other income, net	$107	$57	$50	88%

Provision for income taxes	$4,185	$5,655	$(1,470)	(26)%

Selling and Marketing. Selling and marketing expenses decreased $2.9 million in fiscal 2012, primarily due to a $1.8 million decrease in stock-based compensation due to the completion of vesting of certain equity awards, a $0.8 million decrease in incentive compensation due to lower revenues, a $0.6 million decrease in employee related expenses including travel costs, for which there was a focused reduction effort during the second half of the year and, to a lesser extent, a reduction in direct marketing costs year over year. These reductions were offset in part by a $0.5 million increase in international employee-related expenses, including tax equalization, due to international expansion.

Product Development. The decrease in product development expense in fiscal 2012 was primarily caused by a reduction in stock-based compensation, primarily due to the completion of vesting of certain equity awards.

General and Administrative. The decrease in general and administrative expense was primarily attributable to a $0.4 million reduction in incentive compensation related directly to our financial results, a $0.4 million change in the fair value adjustments recorded in 2011 that were related to the earnout provisions of our two 2010 acquisitions, a $0.3 million decrease in legal fees, primarily related to acquisitions, and a $0.2 million decrease in employee-related expenses. These reductions were offset in part by a $0.6 million increase in our bad debt reserve based on a review of our aging at the end of fiscal 2012 and $0.2 million in additional audit and tax expenses, primarily as a result of international expansion.

Restructuring Charge. In fiscal 2011, we took a one-time restructuring charge for redundancy costs related to the Computer Weekly acquisition.

Depreciation and Amortization of Intangible Assets. The increase in depreciation expense in fiscal 2012 is related to our increased fixed asset base, primarily as a result of our continued investment in internal-use software development costs and computer equipment. The decrease in amortization of intangible assets expense in fiscal 2012 is primarily attributable to certain intangible assets becoming fully amortized during 2011, offset in part by amortization related to intangible assets added in recent acquisitions.

Interest and Other Income, Net. The increase in interest income, net, reflects our higher cash balances as well as longer maturities of investments in the year ended December 31, 2012 as compared to the same period in 2011.

Provision for Income Taxes. Our effective tax rate was 51% and 55% for the year ended December 31, 2012 and 2011, respectively. The effective tax rate differs from the statutory rate primarily due to the permanent difference of nondeductible stock-based compensation expense of $1.2 million and $2.2 million for the years ended December 31, 2012 and 2011, respectively.

Comparison of Fiscal Years Ended December 31, 2011 and 2010

Revenues

	Years Ended December 31,
	2011	2010	Increase (Decrease)	Percent Change
	($ in thousands)
Revenues:
Online	$92,303	$82,330	$9,973	12%
Events	13,195	12,679	516	4

Total revenues	$105,498	$95,009	$10,489	11%

Online. The increase in online revenue in fiscal 2011 was primarily attributable to a $7.5 million increase in lead generation offerings, primarily due to an increase in sponsorship and white paper sales volumes. Branding revenues also increased by $2.2 million for fiscal 2011, due primarily to an increase in banner sales volume, and third party revenue increased by $0.3 million.

Events. The increase in events revenue in fiscal 2011 was due to the addition of a new multi-day conference in 2011 that was not held in the fiscal year ended December 31, 2010 (“fiscal 2010”), offset in part by an overall reduction in custom events and seminars.

Cost of Revenues and Gross Profit

	Years Ended December 31,
	2011	2010	Increase (Decrease)	Percent Change
	($ in thousands)
Cost of revenues:
Online	$22,373	$20,402	$1,971	10%
Events	4,765	4,313	452	10

Total cost of revenues	$27,138	$24,715	$2,423	10%

Gross profit	$78,360	$70,294	$8,066	11%
Gross profit percentage	74%	74%

Cost of Online Revenue. The increase in cost of online revenues in fiscal 2011 was a result of the 12% increase in online revenue and was primarily attributable to a $1.0 million increase in hosting and production costs, primarily related to increased international partner activity and freelancer costs, and a $1.0 million increase in payroll-related expenses due to increased headcount.

Cost of Events Revenue. Cost of events revenues increased in fiscal 2011 as compared to fiscal 2010, primarily due to costs related to the new multi-day conference added in 2011 as well as an overall increase in the number of single-day events and change in the overall mix of event types.

Gross Profit. Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. Gross margin for each of 2011 and 2010 was 74%. Online gross profit increased $8.0 million in fiscal 2011, attributable to the increase in online revenue offset by increases in hosting and production and compensation costs, as compared to 2010. Events gross profit was flat. Because the majority of our costs are labor-related, we expect our gross profit to fluctuate from period to period depending on the total revenues for the period, as well as the relative contribution of online and events revenues to our total revenues.

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

Selling and Marketing. The increase in selling and marketing expenses in fiscal 2011 was primarily due to a $2.3 million increase in compensation and related benefits costs due to increased headcount, including hiring expenses and the use of temporary labor during the recruitment process, and a $1.6 million increase in facilities, travel and employee-related costs due primarily to increased headcount and the costs associated with international expansion. In April 2011 we acquired the operations of Computer Weekly and MicroScope from Reed Business Information Limited and inherited as a result of this acquisition additional headcount and ongoing expenses that have mainly been composed of sales and marketing expenses. These increases were offset in part by a $1.7 million decrease in stock-based compensation due to the accelerated vesting of performance-based awards in 2010.

Product Development. The decrease in product development expense in fiscal 2011 was primarily caused by a $0.7 million reduction in payroll and allocated costs due to these costs being capitalized at higher levels resulting from our ongoing internal development projects, specifically Activity Intelligence and J2EE upgrade, a $0.1 million reduction in consulting costs and a $0.1 million reduction in stock-based compensation, primarily due to the accelerated vesting of performance-based awards in 2010.

General and Administrative. The decrease in general and administrative expense in fiscal 2011 was primarily attributable to a $1.9 million reduction in stock-based compensation, primarily due to the accelerated vesting of performance-based awards in 2010, a $0.4 million decrease in audit and compliance fees and a $0.1 million decrease in corporate taxes due to a potential net worth tax liability recorded in 2010. These decreases were offset in part by a $0.5 million change in the fair value adjustments related to the earnout provisions of two 2010 acquisitions and a $0.2 million increase in legal fees, primarily related to acquisitions.

Restructuring Charge. In fiscal 2011, we took a restructuring charge for redundancy costs related to the Computer Weekly acquisition.

Depreciation and Amortization of Intangible Assets. The increase in depreciation expense in fiscal 2011 was related to our increased fixed asset base, primarily as a result of our continued investment in internal-use software development costs and computer equipment as well as leasehold improvements associated with our move to our corporate headquarters on March 1, 2010. The decrease in amortization of intangible assets expense was primarily attributable to certain intangible assets becoming fully amortized during 2010, partially offset by amortization on newly acquired intangible assets.

Interest and Other Income, Net. The decrease in interest and other income, net, was primarily caused by our lower cash balances in the year ended December 31, 2011 as compared to the same period in 2010 resulting from the tender offer completed in the fourth quarter of 2010.

Provision for (Benefit from) Income Taxes. Our effective tax rate was 55% and 157% for the years ended December 31, 2011 and 2010, respectively. The provision for income taxes for the year ended December 31, 2010 included an accrual of $0.4 million for an uncertain income tax position related to the classification of TechTarget Securities Corporation as a Massachusetts security corporation. Our effective tax rate excluding the adjustment was 139%. The effective tax rate differs from the statutory rate primarily due to the permanent difference of nondeductible stock-based compensation expense of $2.2 million and $3.8 million for the years ended December 31, 2011 and 2010, respectively.

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

Selected Quarterly Results of Operations

The following table presents our unaudited quarterly consolidated results of operations for the eight quarters ended December 31, 2012. The unaudited quarterly consolidated information has been prepared on the same basis as our audited consolidated financial statements. You should read the following table presenting our quarterly consolidated results of operations in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this Annual Report. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

	For the Three Months Ended
	2012				2011
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31
	(in thousands, except per share data)
Revenues:
Online	$22,071	$23,038	$20,447	$22,636	$20,380	$24,151	$21,763	$26,009
Events	1,643	3,331	4,102	2,723	2,186	3,951	4,129	2,929

Total revenues	23,714	26,369	24,549	25,359	22,566	28,102	25,892	28,938

Cost of revenues:
Online	6,041	5,949	5,828	5,695	5,606	5,720	5,547	5,500
Events	764	1,154	1,371	1,012	877	1,242	1,488	1,158

Total cost of revenues	6,805	7,103	7,199	6,707	6,483	6,962	7,035	6,658

Gross profit	16,909	19,266	17,350	18,652	16,083	21,140	18,857	22,280
Operating expenses:
Selling and marketing	9,163	9,227	9,082	9,246	8,631	10,184	10,182	10,589
Product development	1,855	1,881	1,919	1,866	1,946	1,870	1,874	1,998
General and administrative	3,649	2,979	3,433	3,145	3,799	3,458	3,105	3,319
Restructuring	—	—	—	—	—	384	—	—
Depreciation	767	811	850	851	641	668	692	758
Amortization of intangible assets	937	874	843	697	1,086	989	955	946

Total operating expenses	16,371	15,772	16,127	15,805	16,103	17,553	16,808	17,610

Operating income (loss)	538	3,494	1,223	2,847	(20)	3,587	2,049	4,670
Interest and other income, net	25	23	37	22	6	6	20	25

Income (loss) before provision for income taxes	563	3,517	1,260	2,869	(14)	3,593	2,069	4,695
Provision for income taxes	198	1,552	588	1,847	61	1,775	1,106	2,713

Net income (loss)	$365	$1,965	$672	$1,022	$(75)	$1,818	$963	$1,982

Net income per share - basic	$0.01	$0.05	$0.02	$0.03	$0.00	$0.05	$0.03	$0.05

Net income per share - diluted	$0.01	$0.05	$0.02	$0.02	$0.00	$0.04	$0.02	$0.05

Seasonality

The timing of our revenues is affected by seasonal factors. Our revenues are seasonal primarily as a result of the annual budget approval process of many of our customers, the normal timing at which our customers have their new product introductions, and the historical decrease in advertising and events activity in summer months. Events revenue may vary depending on which quarters we produce the event, which may vary when compared to previous periods. The timing of revenues in relation to our expenses, much of which does not vary directly with revenue, has an impact on the cost of online revenues, selling and marketing, product development, and general and administrative expenses as a percentage of revenue in each calendar quarter during the year.

The majority of our expenses are personnel-related and include salaries, stock-based compensation, benefits and incentive-based compensation plan expenses. As a result, we have not experienced significant seasonal fluctuations in the timing of our expenses period to period.

Liquidity and Capital Resources

Resources

At December 31, 2012, we had $66.6 million of working capital, and our cash and cash equivalents totaled $48.4 million. Our cash, cash equivalents and investments increased $13.1 million during fiscal 2012, primarily from cash generated from our operations and proceeds from the exercise of stock options. These cash sources were partially offset by our investing activities, primarily for purchases of property and equipment and for the acquisition of a business. We believe that our existing cash, cash equivalents, and investments, our cash flow from operating activities and available bank borrowings will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion internationally, future acquisitions we might undertake, and the expansion into complementary businesses. To the extent that our cash and cash equivalents, investments and cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more additional acquisitions of businesses.

	As of December 31,
	2012	2011	2010
	(in thousands)
Cash, cash equivalents and investments	$76,340	$63,221	$50,134
Accounts receivable, net	$24,185	$26,272	$24,678

Cash, Cash Equivalents and Investments

Our cash, cash equivalents and investments at December 31, 2012 were held for working capital purposes and were invested primarily in money market accounts, municipal bonds and government agency bonds. We do not enter into investments for trading or speculative purposes.

Accounts Receivable, Net

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our service delivery and billing activity, cash collections, and changes to our allowance for doubtful accounts. We use days’ sales outstanding, (“DSO”), as a measurement of the quality and status of our receivables. We define DSO as net accounts receivable at period end divided by total revenue for the applicable period, multiplied by the number of days in the applicable period. DSO was 88 days at December 31, 2012, and 84 days at both December 31, 2011 and 2010. Certain categories of our customers may pay at a slower rate and, therefore, cause our DSO to increase. The increase in DSO year over year is primarily the result of a larger percentage of annual billings being made in the fourth quarter to this group of customers.

Operating Activities

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Cash provided by operating activities	$18,636	$15,858	$12,879
Cash used in investing activities(1)	$(5,267)	$(6,530)	$(9,756)
Cash provided by (used in) financing activities	$652	$4,871	$(33,991)

(1)	Cash used in investing activities shown net of investment activity of $8.6 million, $(20.8) million and $42.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, the provision for bad debt, stock-based compensation, deferred income taxes, and the effect of changes in working capital and other activities. Cash provided by operating activities for the year ended December 31, 2012 was $18.6 million compared to $15.9 million and $12.9 million in the years ended December 31, 2011 and 2010, respectively. The increase in cash provided by operations in fiscal 2012 compared to fiscal 2011 was primarily a result of net cash provided by changes in operating assets and liabilities of $1.2 million as compared to net cash used by changes in operating assets and liabilities of $0.9 million in 2011. Significant components of the changes in assets and liabilities included a $1.9 million decrease in accounts receivable in 2012 compared to an increase of $1.7 million in 2011, primarily due to strong collections in 2012, the timing of annual billing cycles with some of our larger customers and the decrease in revenues from 2011 to 2012; an increase in deferred revenue of $0.4 million in 2012 as compared with a decrease of $1.2 million in 2011 caused by the timing of billings associated with campaigns; a $0.4 million decrease in prepaids and other current assets in 2012 as compared to an increase of $0.8 million in 2011 primarily related to high interest and income tax receivable balances at December 31, 2011; a slight increase in accrued compensation in 2012 compared to a $0.8 million decrease in 2011 (primarily related to incentive compensation); a $0.1 million decrease in accounts payable in 2012 compared to a $0.9 million decrease in 2011 and a $0.2 million decrease in other liabilities in 2012, primarily related to deferred rent, compared to a $0.7 million decrease in 2011, related to contingent compensation paid in 2011 offset by an increase in deferred rent in that year. These changes were offset in part by a $1.4 million decrease in accrued expenses during 2012 compared to an increase of $1.9 million in 2011, caused primarily by the payment of contingent compensation in 2012 that had been accrued in 2011; and an increase in income taxes payable of $0.3 million in 2012 as compared with an increase of $3.2 million in 2011. Additionally, there was a $0.7 million increase in net income adjusted for non-cash related items, which was primarily related to tax benefits offset by reductions in stock-based compensation and, to a lesser extent, lower net income in 2012 than in 2011.

Investing Activities

Cash used in investing activities in the year ended December 31, 2012, net of investment activity, was $4.1 million for the purchase of property and equipment, primarily website development costs, computer equipment and related software and internal-use development costs. Additionally, cash investment of $1.2 million was made for the purchase of LeMagIT in December 2012.

Cash used in investing activities in the year ended December 31, 2011, net of investment activity, was $4.5 million for the purchase of property and equipment, primarily leasehold improvements related to our corporate headquarters, occupancy of which commenced on March 1, 2010, as well as website development costs, computer equipment and related software and internal-use development costs. Cash investment of $2.0 million was also made for the websites, product offerings and events associated with Computer Weekly and its sister channel-targeted brand, MicroScope, from Reed Business Information Limited.

We expect to spend approximately $3.7 million in capital expenditures in 2013, primarily for internal-use software development costs, computer equipment and related software. We are not currently party to any purchase contracts related to future capital expenditures.

Equity Financing Activities

We received proceeds from the exercise of common stock options totaling $0.8 million, $2.8 million and $1.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

During the year ended December 31, 2012 we repurchased 95,940 shares of common stock for approximately $467,000 pursuant to the Program. All repurchased shares are funded with cash on hand.

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

The Revolving Credit Facility matures on August 31, 2016. Unless earlier payment is required by an event of default, all principal and unpaid interest will be due and payable on August 31, 2016. At our option, the Revolving Credit Facility bears interest at either the prime rate less 1.00% or the London Interbank Offered Rate (“LIBOR”) plus the applicable LIBOR margin. The applicable LIBOR margin is based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters. As of December 31, 2012, the applicable LIBOR margin was 1.25%.

We are also required to pay an unused line fee on the daily unused amount of our Revolving Credit Facility at a per annum rate based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters. As of December 31, 2012, unused availability under the Revolving Credit Facility totaled $3.2 million and the per annum unused line fee rate was 0.20%.

At December 31, 2012 and 2011 there were no amounts outstanding under this revolving loan agreement. There is a $1.2 million standby letter of credit related to our corporate headquarters lease that is outstanding at December 31, 2012, bringing our available borrowings on the $5.0 million facility to $3.8 million.

Borrowings under the Credit Agreement are collateralized by a security interest in substantially all of our assets. Covenants governing the Credit Agreement include the maintenance of certain financial ratios. At December 31, 2012 we were in compliance with all covenants under the Credit Agreement.

Capital Expenditures

We have made capital expenditures primarily for computer equipment and related software needed to host our websites, internal-use software development costs, as well as for leasehold improvements and other general purposes to support our growth. Our capital expenditures totaled $4.1 million, $4.5 million and $4.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. A majority of our capital expenditures in 2012 were internal-use development costs and, to a lesser extent, computer equipment and related software. We are not currently party to any purchase contracts related to future capital expenditures.

Contractual Obligations and Commitments

As of December 31, 2012, our principal commitments consist of obligations under leases for office space. The offices are leased under non-cancelable operating lease agreements that expire through 2020.

The following table sets forth our commitments to settle contractual obligations in cash as of December 31, 2012:

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years
Operating leases (1)	$25,926	$4,228	$7,516	$6,781	$7,401

(1)	At December 31, 2012, we had an irrevocable standby letter of credit outstanding in the aggregate amount of $1.2 million. This letter of credit supports the lease we entered into in 2009 for our new corporate headquarters. This letter of credit extends annually through February 28, 2020 unless notification of termination is received.

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

Foreign Currency Exchange Risk

We currently have subsidiaries in London, England; Hong Kong; Australia; Singapore; and Paris, France. Additionally, we have a wholly foreign-owned enterprise formed under the laws of the People’s Republic of China, a VIE in Beijing, PRC and an office in India. Approximately 15% of our revenues for the year ended December 31, 2012 were derived from advertisers located outside of North America and our foreign exchange gains/losses were not significant. We currently believe our exposure to foreign currency exchange rate fluctuations is financially immaterial and therefore have not entered into foreign currency hedging transactions. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in the future.

Interest Rate Risk

At December 31, 2012, we had cash, cash equivalents and investments totaling $76.3 million. These amounts were invested primarily in money market accounts, municipal bonds and government agency bonds. The cash, cash equivalents and investments were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

Our exposure to market risk also relates to the amount of interest expense we must pay under our revolving credit facility. The advances under this credit facility bear a variable rate of interest determined as a function of the lender’s prime rate or LIBOR. At December 31, 2012, there were no amounts outstanding under our revolving credit facility.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

TechTarget, Inc.

Newton, Massachusetts

We have audited the accompanying consolidated balance sheets of TechTarget, Inc. as of December 31, 2012 and 2011 and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TechTarget, Inc. at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TechTarget Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 18, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Boston, Massachusetts

March 18, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

TechTarget, Inc.

We have audited the accompanying consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows of TechTarget, Inc. for the year ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of TechTarget, Inc. for the year ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 16, 2011

TechTarget, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$48,409	$25,786
Short-term investments	6,610	30,684
Accounts receivable, net of allowance for doubtful accounts of $911 and $1,062 as of December 31, 2012 and 2011, respectively	24,185	26,272
Prepaid expenses and other current assets	1,427	1,782
Deferred tax assets	862	1,287

Total current assets	81,493	85,811
Property and equipment, net	8,817	7,942
Long-term investments	21,321	6,751
Goodwill	93,792	92,519
Intangible assets, net of accumulated amortization	7,043	8,277
Deferred tax assets	7,457	7,683
Other assets	269	204

Total assets	$220,192	$209,187

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,907	$2,941
Accrued expenses and other current liabilities	3,535	2,698
Accrued compensation expenses	1,233	1,199
Income taxes payable	1,186	1,287
Contingent consideration	—	1,405
Deferred revenue	5,985	5,610

Total current liabilities	14,846	15,140
Long-term liabilities:
Deferred rent	3,250	3,474
Deferred tax liabilities	702	—
Contingent consideration	1,180	—
Other liabilities	900	898

Total liabilities	20,878	19,512
Commitments and contingencies (Note 9)	—	—
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized; 45,461,257 shares issued and 39,507,439 shares outstanding at December 31, 2012; 44,501,390 shares issued and 38,643,512 shares outstanding at December 31, 2011	46	45
Treasury stock, 5,953,818 and 5,857,878 shares at December 31, 2012 and 2011, respectively, at cost	(35,810)	(35,343)
Additional paid-in capital	263,426	257,459
Accumulated other comprehensive loss	(136)	(250)
Accumulated deficit	(28,212)	(32,236)

Total stockholders’ equity	199,314	189,675

Total liabilities and stockholders’ equity	$220,192	$209,187

See accompanying Notes to Consolidated Financial Statements.

TechTarget, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands, except per share data)

	For the Years Ended December 31,
	2012	2011	2010
Revenues:
Online	$88,192	$92,303	$82,330
Events	11,799	13,195	12,679

Total revenues	99,991	105,498	95,009

Cost of revenues:
Online(1)	23,513	22,373	20,402
Events(1)	4,301	4,765	4,313

Total cost of revenues	27,814	27,138	24,715

Gross profit	72,177	78,360	70,294
Operating expenses:
Selling and marketing(1)	36,718	39,586	37,291
Product development(1)	7,521	7,688	8,661
General and administrative(1)	13,206	13,680	15,530
Depreciation	3,279	2,759	2,389
Amortization of intangible assets	3,351	3,976	4,523
Restructuring charge	—	384	—

Total operating expenses	64,075	68,073	68,394

Operating income	8,102	10,287	1,900
Interest and other income, net	107	57	176

Income before provision for income taxes	8,209	10,344	2,076
Provision for income taxes	4,185	5,655	3,258

Net income (loss)	$4,024	$4,689	$(1,182)

Net income (loss) per common share:
Basic	$0.10	$0.12	$(0.03)

Diluted	$0.10	$0.12	$(0.03)

Weighted average common shares outstanding:
Basic	40,211	38,532	42,771

Diluted	40,910	40,567	42,771

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments (net of tax provision (benefit) of $1, $10 and $(8), respectively)	$2	$14	$(11)
Unrealized gain (loss) on foreign currency exchange	112	(269)	8

Other comprehensive income (loss)	114	(255)	(3)

Comprehensive income (loss)	$4,138	$4,434	$(1,185)

(1) Amounts include stock-based compensation expense as follows:

Cost of online revenue	$202	$273	$173
Cost of events revenue	18	91	87
Selling and marketing	2,888	4,713	6,380
Product development	265	443	520
General and administrative	1,894	1,949	3,841

See accompanying Notes to Consolidated Financial Statements.

TechTarget, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share data)

	Common Stock		Treasury Stock		Additional		Accumulated Other		Total
	Number of Shares	$0.001 Par Value	Number of Shares	Cost	Paid-In Capital	Warrants	Comprehensive (Loss) Income	Accumulated Deficit	Stockholders’ Equity
Balance, December 31, 2009	42,109,965	$42	—	$—	$233,555	$2	$8	$(35,743)	$197,864

Issuance of common stock from stock options and restricted stock awards	791,961	1			1,014				1,015
Purchase of common stock through tender offer			5,857,878	(35,343)					(35,343)
Excess tax benefit — stock options					508				508
Stock-based compensation expense					11,001				11,001
Expiration of warrants					2	(2)			—
Unrealized loss on investments (net of tax benefit of $8)							(11)		(11)
Unrealized gain on foreign currency translation							8		8
Net loss								(1,182)	(1,182)

Balance, December 31, 2010	42,901,926	$43	5,857,878	$(35,343)	$246,080	$—	$5	$(36,925)	$173,860

Issuance of common stock from stock options and restricted stock awards	1,599,464	2			2,815				2,817
Excess tax benefit — stock options					1,095				1,095
Stock-based compensation expense					7,469				7,469
Unrealized gain on investments (net of tax provision of $10)							14		14
Unrealized loss on foreign currency translation							(269)		(269)
Net income								4,689	4,689

Balance, December 31, 2011	44,501,390	$45	5,857,878	$(35,343)	$257,459	$—	$(250)	$(32,236)	$189,675

Issuance of common stock from stock options and restricted stock awards	959,867	1			765				766
Purchase of common stock through stock repurchase program			95,940	(467)					(467)
Shelf registration fees					(69)				(69)
Excess tax benefit — stock options					4				4
Stock-based compensation expense					5,267				5,267
Unrealized gain on investments (net of tax provision of $1)							2		2
Unrealized gain on foreign currency translation							112		112
Net income								4,024	4,024

Balance, December 31, 2012	45,461,257	$46	5,953,818	$(35,810)	$263,426	$—	$(136)	$(28,212)	$199,314

See accompanying Notes to Consolidated Financial Statements.

TechTarget, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2012	2011	2010
Operating Activities:
Net income (loss)	$4,024	$4,689	$(1,182)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,630	6,735	6,912
Provision for bad debt	827	316	348
Amortization of investment premiums	927	983	1,538
Stock-based compensation	5,267	7,469	11,001
Deferred tax benefit	231	(1,374)	(1,748)
Excess tax benefit—stock options	(422)	(2,054)	(337)
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	1,860	(1,661)	(7,523)
Prepaid expenses and other current assets	384	(760)	931
Other assets	(54)	(81)	2
Accounts payable	(144)	(853)	648
Income taxes payable	321	3,174	1,819
Accrued expenses and other current liabilities	(1,421)	1,921	(737)
Accrued compensation expenses	57	(779)	1,171
Deferred revenue	374	(1,210)	(2,379)
Other liabilities	(225)	(657)	2,415

Net cash provided by operating activities	18,636	15,858	12,879
Investing activities:
Purchases of property and equipment, and other assets	(4,150)	(4,481)	(4,805)
Purchases of investments	(21,373)	(38,211)	(43,486)
Proceeds from sales and maturities of investments	29,954	17,370	86,054
Acquisition of businesses, net of cash acquired	(1,117)	(2,049)	(4,951)

Net cash provided by (used in) investing activities	3,314	(27,371)	32,812
Financing activities:
Purchase of treasury shares	(467)	—	(35,343)
Excess tax benefit—stock options	422	2,054	337
Shelf registration fees	(69)	—	—
Proceeds from exercise of stock options	766	2,817	1,015

Net cash provided by (used in) financing activities	652	4,871	(33,991)

Effect of exchange rate changes on cash and cash equivalents	21	(156)	—

Net increase (decrease) in cash and cash equivalents	22,623	(6,798)	11,700
Cash and cash equivalents at beginning of period	25,786	32,584	20,884

Cash and cash equivalents at end of period	$48,409	$25,786	$32,584

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$—

Cash paid for income taxes	$3,662	$4,153	$3,157

Supplemental disclosure of non-cash investing activities:
Accrual for contingent consideration and cash to be paid in connection with an acquisition	$1,715	$1,405	$1,063

See accompanying Notes to Consolidated Financial Statements.

TechTarget, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2012, 2011 and 2010

(In thousands, except share and per share data, where otherwise noted or instances where expressed in millions)

1. Organization and Operations

TechTarget, Inc. (the “Company”) is a leading provider of specialized online content and brand advertising that brings together buyers and sellers of corporate information technology (“IT”) products. The Company sells customized marketing programs that enable IT vendors to reach corporate IT decision makers who are actively researching specific IT purchases. Online content is specifically defined as those advertising and media offerings being made available to users via Internet websites as opposed to traditional “offline” media offerings available in print, radio and television advertising.

The Company’s integrated content platform consists of a network of over 130 websites that are complemented with targeted in-person events. During the critical stages of the purchase decision process, these content offerings meet IT professionals’ needs for expert, peer and IT vendor information, and provide a platform on which IT vendors can launch targeted marketing campaigns which generate measurable, high return on investment (“ROI”). As IT professionals have become increasingly specialized, they have come to rely on the Company’s sector-specific websites for purchasing decision support. The Company’s content enables IT professionals to navigate the complex and rapidly changing IT landscape where purchasing decisions can have significant financial and operational consequences. Based upon the logical clustering of users’ respective job responsibilities and the marketing focus of the products that the Company’s customers are advertising, content offerings are currently categorized across nine distinct media groups: Application Architecture and Development; Channel; CIO/IT Strategy; Data Center and Virtualization Technologies; Business Applications and Analytics; Networking; Security; Storage; and TechnologyGuide.

2. Summary of Significant Accounting Policies

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these Notes to Consolidated Financial Statements.

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, which are comprised of KnowledgeStorm, Inc., Bitpipe, Inc., TechTarget Securities Corporation (“TSC”), TechTarget Limited, TechTarget (HK) Limited, TechTarget (Beijing) Information Technology Consulting Co., Ltd., TechTarget (Australia) Pty Ltd. and TechTarget (Singapore) Pte Ltd. KnowledgeStorm, Inc. and Bitpipe, Inc. feature websites that provide in-depth vendor generated content targeted to corporate IT professionals. TechTarget Securities Corporation is a Massachusetts security corporation incorporated in 2004. TechTarget Limited is a subsidiary doing business principally in the United Kingdom. TechTarget (HK) Limited (“TTGT HK”) is a subsidiary incorporated in Hong Kong in order to facilitate the Company’s activities in the Asia-Pacific region. Additionally, through its wholly-owned subsidiaries, TTGT HK and TechTarget (Beijing) Information Technology Consulting Co., Ltd. (“TTGT Consulting”, incorporated on December 16, 2011), the Company effectively controls a variable interest entity (“VIE”), Keji Wangtuo Information Technology Co., Ltd., (“KWIT”), which was incorporated under the laws of the People’s Republic of China (“PRC”) on November 27, 2007. TechTarget (Australia) Pty Ltd. (incorporated on December 15, 2011) and TechTarget (Singapore) Pte Ltd. (incorporated on February 12, 2012) are the entities through which the Company does business in Australia and Singapore, respectively and E-Magine Médias SAS (“LeMagIT”), a wholly-owned subsidiary of TechTarget Limited, is an entity through which the Company does business in France.

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

Reclassifications

In 2011, the Company changed the manner in which it allocates real estate facilities costs to align with actual departmental headcount. Previously, such costs were all included as a part of general and administrative expenses. Amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation. In the year ended December 31, 2010 the reclassification resulted in additional online cost of sales, events cost of sales, sales and marketing and product development expense of $1.4 million, $0.2 million, $1.6 million and $0.6 million, respectively, offset by a decrease in general and administrative expense of $3.8 million. The Company has also reclassified $2.1 million in noncurrent deferred tax liabilities to offset noncurrent deferred tax assets in their 2011 balance sheet to conform to current year presentation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to revenue, long-lived assets, goodwill, the allowance for doubtful accounts, stock-based compensation, earnouts, self-insurance accruals and income taxes. Estimates of the carrying value of certain assets and liabilities are based on historical experience and on various other assumptions that the Company believes to be reasonable. Actual results could differ from those estimates.

Revenue Recognition

The Company generates substantially all of its revenue from the sale of targeted advertising campaigns, which are delivered via its network of websites, and events. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

The majority of the Company’s online media sales involve multiple product offerings, which are described in more detail below. Because neither vendor-specific objective evidence of fair value nor third party evidence of fair value exists for all elements in the Company’s bundled product offerings, the Company uses an estimated selling price which represents management’s best estimate of the stand-alone selling price for each deliverable in an arrangement. The Company establishes best estimates considering multiple factors including, but not limited to, class of client, size of transaction, available media inventory, pricing strategies and market conditions. The Company believes the use of the best estimate of selling price allows revenue recognition in a manner consistent with the underlying economics of the transaction. The Company uses the relative selling price method to allocate consideration at the inception of the arrangement to each deliverable in a multiple element arrangement. The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of the deliverable’s best estimated selling price. Revenue is then recognized as delivery occurs.

The Company evaluates all deliverables of an arrangement at inception and each time an item is delivered, to determine whether they represent separate units of accounting. Based on this evaluation, the arrangement consideration is measured and allocated to each of these elements.

Online Media. Revenue for lead generation campaigns is recognized as follows:

Beginning in the period ended March 31, 2012, the Company’s lead generation campaigns all offer the Activity Intelligence™ Dashboard (the “Dashboard”). In order to manage the lead generation component, the Company has changed its operational approach and the contractual terms and conditions under which it sells its products. Instead of contracting to sell individual elements, the

Company sells various lead generation campaigns with the Dashboard. Accordingly, revenue is recognized ratably over the duration of the campaigns, which is usually less than six months. Lead generation offerings may also include an additional service, Nurture & Notify, in which case revenue is recognized ratably over the period of the campaign as a combined unit of accounting. As part of these lead generation campaign offerings, the Company will guarantee a minimum number of qualified leads to be delivered over the course of the advertising campaign. The Company determines the content necessary to achieve performance guarantees. Scheduled end dates of advertising campaigns sometimes need to be extended, pursuant to the terms of the arrangement, to satisfy lead guarantees. The Company estimates a revenue reserve necessary to adjust revenue recognition for extended advertising campaigns. These estimates are based on the Company’s experience in managing and fulfilling these offerings. The customer has cancellation privileges which generally require advance notice by the customer and require proportional payment by the customer for the portion of the campaign period provided by the Company. Additionally, the Company offers sales incentives to certain customers, primarily in the form of volume rebates, which are classified as a reduction of revenues and are calculated based on the terms of the specific customer’s contract. The Company accrues for these sales incentives based on contractual terms and historical experience.

In fiscal 2011, the Company adopted Accounting Standards Update (“ASU”) 2009-13, Revenue Arrangements with Multiple Deliverables, which requires companies to allocate the overall consideration to each deliverable by using a best estimate of selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third party evidence of selling price.

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

Revenue for other online media offerings is recognized as follows for 2011 and 2012:

•

Custom Content Creation. Custom content revenue is recognized when the creation is completed and delivered to the customer, with the exception of microsites which are recognized over the period during which they are live.

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

The Company recognizes revenue on contracts where pricing is based on cost per lead in the period during which the leads are delivered to its customers.

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

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, short and long-term investments, accounts receivable, accounts payable and contingent consideration. Due to their short-term nature and liquidity, the carrying value of these instruments approximates their estimated fair values.

Long-Lived Assets, Goodwill and Indefinite-lived Intangible Assets

Long-lived assets consist primarily of property and equipment, capitalized software, goodwill and other intangible assets. The Company reviews long-lived assets, including property and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset or an adverse action or a significant decrease in the market price. A specifically identified intangible asset must be recorded as a separate asset from goodwill if either of the following two criteria is met: (1) the intangible asset acquired arises from contractual or other legal rights; or (2) the intangible asset is separable. Accordingly, intangible assets consist of specifically identified intangible assets. Goodwill is the excess of any purchase price over the estimated fair market value of net tangible and intangible assets acquired.

Goodwill and indefinite-lived intangible assets are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life are amortized over their estimated useful lives, which range from one to ten years, using methods of amortization that are expected to reflect the estimated pattern of economic use, and are reviewed for impairment when events or changes in circumstances suggest that the assets may not be recoverable. The Company performs its annual test of impairment of goodwill as of December 31st of each year, and whenever events or changes in circumstances suggest that the carrying amount may not be recoverable.

Based on the aforementioned evaluation, the Company believes that, as of each of the balance sheet dates presented, none of the Company’s goodwill or other long-lived assets were impaired. The Company did not have any intangible assets with indefinite lives as of December 31, 2012 or 2011.

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

Below is a summary of the changes in the Company’s allowance for doubtful accounts for the years ended December 31, 2012, 2011 and 2010.

	Balance at Beginning of Period	Provision	Acquired in Business Combinations	Write-offs, Net of Recoveries	Balance at End of Period
Year ended December 31, 2010	$483	$348	$238	$(43)	$1,026
Year ended December 31, 2011	$1,026	$316	$—	$(280)	$1,062
Year ended December 31, 2012	$1,062	$827	—	$(978)	$911

Property and Equipment

Property and equipment is stated at cost. Property and equipment acquired through acquisitions of businesses are initially recorded at fair value. Depreciation is calculated on the straight-line method based on the month the asset is placed in service over the following estimated useful lives:

Estimated Useful Life
Furniture and fixtures	5 years
Computer equipment and software	2–3 years
Internal-use software and website development costs	3–4 years
Leasehold improvements	Shorter of useful life or remaining duration of lease

Property and equipment consists of the following:

	As of December 31,
	2012	2011
Furniture and fixtures	$1,277	$1,217
Computer equipment and software	4,014	3,766
Leasehold improvements	1,362	1,263
Internal-use software and website development costs	12,817	9,831

	19,470	16,077
Less: Accumulated depreciation and amortization	(10,653)	(8,135)

	$8,817	$7,942

Depreciation expense was $3.3 million, $2.8 million and $2.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. Repairs and maintenance charges that do not increase the useful life of the assets are charged to operations as incurred. The Company wrote off approximately $0.8 million, $1.3 million and $3.6 million of fully depreciated assets that were no longer in service during 2012, 2011 and 2010, respectively.

Depreciation expense is classified as a component of operating expense in the Company’s results of operations.

Internal-Use Software and Website Development Costs

The Company capitalizes costs incurred during the development of its website applications and infrastructure as well as certain costs relating to internal-use software. The estimated useful life of costs capitalized is evaluated for each specific project. Capitalized internal-use software and website development costs are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized only if the carrying amount of the asset is not recoverable and exceeds its fair value. The Company capitalized internal-use software and website development costs of $3.0 million, $3.2 million and $2.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

No single customer represented 10% or more of total accounts receivable at December 31, 2012 or 2011. One customer accounted for both 12.0% and 12.8% of total revenue for the years ended December 31, 2012 and 2011, respectively. No single customer accounted for 10% or more of total revenue for the year ended December 31, 2010.

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

Stock-Based Compensation

The Company has two stock-based employee compensation plans which are more fully described in Note 10. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized in the Company’s results of operations using the straight-line method over the vesting period of the award or using the accelerated method if the award is contingent upon performance goals. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock option awards.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during a period, except those resulting from investments by stockholders and distributions to stockholders. The Company’s comprehensive income (loss) includes changes in the fair value of the Company’s unrealized gains (losses) on available for sale securities and foreign currency translation.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share is as follows:

	For the Years Ended December 31,
	2012	2011	2010
Numerator:
Net income (loss)	$4,024	$4,689	$(1,182)

	For the Years Ended December 31,
	2012	2011	2010
Denominator:
Basic:
Weighted average shares of common stock and vested restricted stock awards outstanding	40,211,075	38,531,645	42,770,741

Diluted:
Weighted average shares of common stock and vested restricted stock awards outstanding	40,211,075	38,531,645	42,770,741
Effect of potentially dilutive shares	698,668	2,035,806	—

Total weighted average shares of common stock and vested restricted stock awards outstanding	40,909,743	40,567,451	42,770,741

Calculation of Net Income (Loss) Per Common Share:
Basic:
Net income (loss) applicable to common stockholders	$4,024	$4,689	$(1,182)

Weighted average shares of stock outstanding	40,211,075	38,531,645	42,770,741

Net income (loss) per common share	$0.10	$0.12	$(0.03)

Diluted:
Net income (loss) applicable to common stockholders	$4,024	$4,689	$(1,182)

Weighted average shares of stock outstanding	40,909,743	40,567,451	42,770,741

Net income (loss) per common share(1)	$0.10	$0.12	$(0.03)

(1)	In calculating diluted earnings per share, shares related to outstanding stock options and unvested restricted stock awards totaling 6.6 million were excluded for the year ended December 31, 2010, because the effect of including them would be anti-dilutive due to the Company’s loss position for that period. Additionally, outstanding stock options and unvested restricted stock awards totaling 4.2 million and 2.7 million were excluded for the years ended December 31, 2012 and 2011, respectively, because they were anti-dilutive.

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

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which requires entities to present reclassification adjustments included in other comprehensive income on the face of the financial statements and allows entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It also eliminates the option for entities to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. For public companies, ASU 2011-05 is effective for fiscal years (and interim periods within those years) beginning after December 15, 2011, with earlier adoption permitted. In December 2011, the FASB issued ASU No. 2011-12, Topic 220-Comprehensive Income (“ASU 2011-12”), which indefinitely deferred certain provisions of ASU 2011-05, including the requirement to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. This amendment is effective for both annual and interim financial statements beginning after December 15, 2011. Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under existing guidance. The Company adopted these ASUs using a single continuous statement in Q1 2012 for all periods presented. The Company’s adoption of ASU 2011-12 did not have an impact on its consolidated results of operations or financial condition.

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

3. Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, short-term and long-term investments and contingent consideration. The fair value of these financial assets and liabilities was determined based on three levels of input as follows:

•	Level 1. Quoted prices in active markets for identical assets and liabilities;

•	Level 2. Observable inputs other than quoted prices in active markets; and

•	Level 3. Unobservable inputs.

The fair value hierarchy of the Company’s financial assets and liabilities carried at fair value and measured on a recurring basis is as follows:

		Fair Value Measurements at Reporting Date Using
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$33,345	$33,345	$—	$—
Short-term investments(2)	6,610	—	6,610	—
Long-term investments(2)	21,321	—	21,321	—

Total assets	$61,276	$33,345	$27,931	$—

Liabilities:

Contingent consideration(3)	$1,180	$—	$—	$1,180

Total liabilities	$1,180	$—	$—	$1,180

		Fair Value Measurements at Reporting Date Using
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$8,361	$8,361	$—	$—
Short-term investments(2)	30,684	—	30,684	—
Long-term investments(2)	6,751	—	6,751	—

Total assets	$45,796	$8,361	$37,435	$—

Liabilities:
Contingent consideration(4)	$1,405	$—	$—	$1,405

Total liabilities	$1,405	$—	$—	$1,405

(1)	Included in cash and cash equivalents on the accompanying consolidated balance sheets; valued at quoted market prices in active markets.
(2)	Short- and long-term investments consist of municipal bonds and government agency bonds; their fair value is calculated using an interest rate yield curve for similar instruments.
(3)	Our valuation techniques and Level 3 inputs used to estimate the fair value of contingent consideration payable in connection with our current year acquisition are described in Note 4.
(4)	The fair value of contingent consideration payable in connection with previous acquisitions was determined using a probability approach under which the contingent consideration was calculated based on the weighted probability of several forecasted outcomes and discounted using an applicable rate. This amount was paid in full during the first quarter of 2012.

The following table provides a roll-forward of the fair value of the contingent consideration categorized as Level 3 for the year ended December 31, 2012:

Fair Value
Balance as of December 31, 2011	$1,405
Payments on contingent liabilities	(1,405)
Contingent liabilities added from LeMag acquisition	1,180

Balance as of December 31, 2012	$1,180

4. Acquisitions

LeMagIT

On December 17, 2012 the Company purchased all of the outstanding shares of its French partner, LeMagIT, from E-Magine Médias SAS for approximately $2.2 million in cash plus a potential future earnout valued at $0.7 million at the time of the acquisition. Approximately $1.2 million of the cash payment was made at closing, with the remainder due in two equal installments in fiscal years 2013 and 2014. The third installment is subject to certain revenue growth targets and may be reduced based on actual results. If all targets are met, the total purchase price, including the earnout, shall not exceed $5.2 million. The installment payments have been recorded at present value using a discount rate of 10%; the discount will be amortized to interest through the payment dates. The second installment, to be paid in 2013, is included in accrued liabilities in the Company’s consolidated balance sheet; the final installment payment and earnout are included in non-current liabilities.

In connection with this acquisition, the Company’s allocation of purchase price was approximately $0.3 million of net tangible assets, $1.3 million of goodwill and $2.0 million of intangible assets related to developed websites, customer relationships, a member database, a non-compete agreement and trade names with estimated useful lives ranging from three to ten years, offset by a deferred tax liability in the amount of $0.7 million. Goodwill is attributable primarily to expected synergies from combining operations as well as intangible assets that do not qualify for recognition, such as an assembled workforce.

The estimated fair value of the $2.0 million of acquired intangible assets is assigned as follows:

	Useful Life	Estimated Fair Value (in 000’s)
Developed websites	120 months	$1,474
Customer relationship	60 months	118
Member database	60 months	145
Non-compete agreement	36 months	92
Trade name	96 months	211

Total intangible assets		$2,040

The Company engaged a third party valuation specialist to assist management in determining the fair value of the intangible assets of LeMagIT as well as the contingent consideration related to the transaction. To value the developed websites assets an income approach was used, specifically a variation of the discounted cash-flow method known as the multi-period excess earnings method. The projected net cash flows were discounted using a discount rate of 28%. To value the customer relationship and trade name assets, a relief from royalty method was used to estimate the pre-tax royalty savings to the Company of owning the customer relationships and trade name related to LeMagIT directly rather than having to pay to use the asset. The projected net cash flows from the pre-tax royalty savings were tax affected using an effective rate of 33.3% and then discounted using a discount rate of 28% to calculate the value of the customer relationship and trade name intangible assets. To value the member database, a replacement cost approach was used, specifically a calculation of costs to acquire new members by taking the cost of a member list acquired by LeMagIT in 2012, applying a premium of 50% per member, and multiplying it times the total number of active members at the valuation date. This value was tax effected using an effective rate of 33.3%. Additionally, a tax benefit multiplier of 1.141 was applied to the value of the member database to arrive at the total fair value of the member database asset. To value the non-compete agreement, a comparative business valuation method was used. Based on a non-compete term of 36 months, management projected net cash flows for the Company with and without the non-compete agreement in place. The present value of the sum of the difference between the net cash flows with and without the non-compete agreement in place was calculated, based on a discount rate of 27%.

Contingent consideration related to this acquisition consists of a potential earnout as well as the final payment, both of which are subject to future revenue targets and may differ from the amounts that are ultimately payable based on the final calculations. In valuing the contingent consideration it was determined that fair value adjustments were necessary to appropriately reflect the inherent risk and related time value of money associated with these potential payments. Accordingly, discount rates of 28% and 10% were used for the earnout and the final payment, respectively. The calculation of these fair values required the use of significant inputs that are not observable in the market and thus represent a Level 3 fair value measurement as defined in ASC 820. The significant inputs in the Level 3 measurements not supported by market activity include estimated future revenues as well as the rates used to discount them.

Financial results of LeMagIT are included in our consolidated financial statements from the date of acquisition. These results were not material to the consolidated financial statements. Financial results of LeMagIT prior to the date of acquisition are not material to the Company’s results.

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

The Company engaged a third party valuation specialist to assist management in determining the fair value of the earnout and the intangible assets of Powell Media LLC. The potential future earnout was valued using a probability approach under which the earnout was calculated based on the weighted probability of several forecasted outcomes. The estimated earnout was then discounted using a rate of 23%. Subsequent to the date of acquisition, the estimated fair value of the earnout decreased to $0.8 million as of December 31, 2010 and increased to $1.2 million in 2011 as a result of the passage of time and revised estimates. These balances were included in non-current liabilities and current liabilities on the Company’s balance sheet at December 31, 2010 and 2011, respectively, and the earnout was paid in the first quarter of 2012. To value the customer relationship assets, an income approach was used, specifically a variation of the discounted cash-flow method known as the multi-period excess earnings method. The projected net cash flows for Powell Media LLC were tax affected using an effective rate of 41% and then discounted using a discount rate of 23% to calculate the value of the customer relationship asset. Additionally, the present value of the sum of projected tax benefits was added to arrive at the total fair value of the customer relationship asset. The member database intangible asset was valued using the replacement cost approach. The calculated cost per new member acquired was used to calculate the cost to acquire the members in the Powell Media LLC member database. Additionally, the present value of the sum of projected tax benefits was added to the calculated replacement cost to calculate the total fair value of the member database asset. To value the non-compete agreement a comparative business valuation method was used. Based on a non-compete term of 36 months, management projected net cash flows for the Company with and without the non-compete agreement in place. The present value of the sum of the difference between the net cash flows with and without the non-compete agreement in place was calculated, based on a discount rate of 23%. To value the trade name intangible asset a relief from royalty method was used to estimate the pre-tax royalty savings to the Company related to the Powell Media LLC trade names. The projected net cash flows from the pre-tax royalty savings were tax affected using an effective rate of 41% and then discounted using a discount rate of 23% to calculate the value of the trade name intangible asset.

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

The Company engaged a third party valuation specialist to assist management in determining the fair value of the earnout and the intangible assets of IT Quadrant, Inc. The potential future earnout was valued using a probability approach under which the earnout was calculated based on the weighted probability of several forecasted outcomes. The estimated earnout was then discounted using a rate of 23%. Subsequent to the date of acquisition, the estimated fair value of the earnout decreased to $0.2 million as of December 31, 2010 as a result of the passage of time and revised estimates. That balance is included in current liabilities on the Company’s balance sheet at December 31, 2011, and was paid in the first quarter of 2012. To value the customer relationship assets, an income approach was used, specifically a variation of the discounted cash-flow method known as the multi-period excess earnings method. The projected net cash flows for IT Quadrant, Inc. were tax affected using an effective rate of 41% and then discounted using a discount rate of 23% to calculate the value of the customer relationship asset. Additionally, the present value of the sum of projected tax benefits was added to arrive at the total fair value of the customer relationship asset. The member database intangible asset was valued using the replacement cost approach. The calculated cost per new member acquired was used to calculate the cost to acquire the members in the IT Quadrant, Inc. member database. Additionally, the present value of the sum of projected tax benefits was added to the calculated replacement cost to calculate the total fair value of the member database asset. To value the non-compete agreement a comparative business valuation method was used. Based on a non-compete term of 36 months, management projected net cash flows for the Company with and without the non-compete agreement in place. The present value of the sum of the difference between the net cash flows with and without the non-compete agreement in place was calculated, based on a discount rate of 23%. To value the trade name intangible asset a relief from royalty method was used to estimate the pre-tax royalty savings to the Company related to the IT Quadrant, Inc. trade names. The projected net cash flows from the pre-tax royalty savings were tax affected using an effective rate of 41% and then discounted using a discount rate of 23% to calculate the value of the trade name intangible asset.

5. Cash, Cash Equivalents and Investments

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less at date of purchase. Cash equivalents are carried at cost, which approximates their fair market value. Cash and cash equivalents consisted of the following:

	As of December 31,
	2012	2011
Cash	$15,064	$17,425
Money market funds	33,345	8,361

Total cash and cash equivalents	$48,409	$25,786

The Company’s short and long-term investments are accounted for as available for sale securities. These investments are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax. The unrealized gain, net of taxes, was $14 and $12 as of December 31, 2012 and 2011, respectively. Realized gains and losses on the sale of these investments are determined using the specific identification method. There were no realized gains or losses in 2012 or 2011.

Short and long-term investments consisted of the following:

	December 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short and long-term investments:
Government agency bonds	$11,535	$20	$—	$11,555
Municipal bonds	16,373	10	(7)	16,376

Total short and long-term investments	$27,908	$30	$(7)	$27,931

	December 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short and long-term investments:
Municipal bonds	$37,416	$29	$(10)	$37,435

Total short and long-term investments	$37,416	$29	$(10)	$37,435

The Company had six debt securities in an unrealized loss position at December 31, 2012. All of these securities have been in such a position for no more than eighteen months. The unrealized loss on those securities was approximately $7 and the fair value was $8.8 million. As of December 31, 2012, the Company does not consider these investments to be other-than-temporarily impaired.

Municipal and government agency bonds have contractual maturity dates that range from June 2013 to September 2015. All income generated from these investments is recorded as interest income.

6. Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011 are as follows:

	As of December 31,
	2012	2011
Balance as of beginning of period	$92,519	$92,382
Goodwill acquired during the period	1,267	147
Effect of exchange rate changes	6	(10)

Balance as of end of period	$93,792	$92,519

7. Intangible Assets

The following table summarizes the Company’s intangible assets, net:

		As of December 31, 2012
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer, affiliate and advertiser relationships	4-9	$7,067	$(3,586)	$3,481
Developed websites, technology and patents	3-10	6,874	(5,100)	1,774
Trademark, trade name and domain name	1-8	2,026	(1,152)	874
Proprietary user information database and internet traffic	5	1,295	(519)	776
Non-compete agreements	2-3	439	(301)	138

Total intangible assets		$17,701	$(10,658)	$7,043

		As of December 31, 2011
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer, affiliate and advertiser relationships	4-9	$8,928	$(4,509)	$4,419
Developed websites, technology and patents	3	5,400	(4,200)	1,200
Trademark, trade name and domain name	1-7	1,942	(978)	964
Proprietary user information database and internet traffic	5	5,188	(3,669)	1,519
Non-compete agreements	2-3	343	(168)	175

Total intangible assets		$21,801	$(13,524)	$8,277

Intangible assets are amortized over their estimated useful lives, which range from one to ten years, using methods of amortization that are expected to reflect the estimated pattern of economic use. The remaining amortization expense will be recognized over a weighted-average period of approximately 2.7 years. Amortization expense was $3.4 million, $4.0 million and $4.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. Amortization expense is recorded within operating expenses as the intangible assets consist of customer-related assets and website traffic that the Company considers to be in support of selling and marketing activities. The Company wrote off $6.2 million and $7.6 million of fully amortized intangible assets in 2012 and 2011, respectively.

The Company expects amortization expense of intangible assets to be as follows:

Years Ending December 31:	Amortization Expense
2013	$2,213
2014	1,740
2015	1,444
2016	894
2017	196
Thereafter	556

$7,043

8. Credit Facility

The Company’s $5.0 million revolving credit facility was amended in August 2011, extending its term and adjusting certain other financial terms and covenants. Unless earlier payment is required by an event of default, all principal and unpaid interest will be due and payable on August 31, 2016. At the Company’s option, the Revolving Credit Facility (the “Credit Agreement”) bears interest at either the prime rate less 1.00% or the London Interbank Offered Rate (“LIBOR”) plus the applicable LIBOR margin. The applicable LIBOR margin is based on the ratio of total funded debt to earnings before interest, other income and expense, income taxes, depreciation, and amortization (“EBITDA”) for the preceding four fiscal quarters. As of December 31, 2012, the applicable LIBOR margin was 1.25%.

The Company is also required to pay an unused line fee on the daily unused amount of its Credit Agreement at a per annum rate based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters. As of December 31, 2012, the per annum unused line fee rate was 0.20%.

At December 31, 2012 and December 31, 2011 there were no amounts outstanding under the Credit Agreement. Pursuant to the Credit Agreement, there was a $1.5 million standby letter of credit related to the Company’s corporate headquarters lease outstanding at December 31, 2011. This letter of credit was amended in May 2012, reducing the balance to $1.2 million and bringing the Company’s available borrowings on the $5.0 million facility to $3.8 million.

Borrowings under the Credit Agreement are collateralized by a security interest in substantially all assets of the Company. Covenants governing the Credit Agreement include the maintenance of certain financial ratios. At December 31, 2012 the Company was in compliance with all covenants under the Credit Agreement.

9. Commitments and Contingencies

Operating Leases

The Company conducts its operations in leased office facilities under various noncancelable operating lease agreements that expire through February 2020. In August 2009, the Company entered into an agreement to lease approximately 87,875 square feet of office space in Newton, Massachusetts. The lease commenced in February 2010 and has a term of ten years. The Company is receiving certain rent concessions over the life of the lease. In November 2010, the Newton lease was amended to include an additional 8,400 square feet of office space. The amended lease commenced in March 2011 and runs concurrently with the term of the original lease. The Company is receiving certain rent concessions over the life of the amended lease.

Certain of the Company’s operating leases include lease incentives and escalating payment amounts and are renewable for varying periods. The Company is recognizing the related rent expense on a straight-line basis over the term of the lease taking into account the lease incentives and escalating lease payments. Total rent expense under the Company’s leases was approximately $4.0 million, $4.0 million and $3.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Future minimum lease payments under the Company’s noncancelable operating leases at December 31, 2012 are as follows:

Years Ending December 31:	Minimum Lease Payments
2013	$4,228
2014	4,099
2015	3,417
2016	3,494
2017	3,287
Thereafter	7,401

$25,926

At December 31, 2012, the Company had an irrevocable standby letter of credit outstanding in the aggregate amount of $1.2 million. This letter of credit supports the lease the Company entered into in 2009 for its corporate headquarters. This letter of credit extends annually through February 28, 2020 unless notification of termination is received.

Net Worth Tax Contingency

In late March 2010, the Company received a letter from the Department of Revenue of the Commonwealth of Massachusetts (the “MA DOR”) requesting documentation demonstrating that TSC has been classified by the MA DOR as a Massachusetts security corporation. Following subsequent correspondence with the MA DOR and a settlement conference on March 22, 2011, the Company received on July 16, 2011 a Notice of Assessment from the MA DOR for 2006 and 2007 in the amount of approximately $198 (which amount included all interest and penalties to date) with respect to additional excise taxes on net worth related to TSC. Based on the Company’s previous assessment that it was probable that the MA DOR would require an adjustment to correct TSC’s tax filings such that it will be treated as a Massachusetts business corporation for the applicable years, for the year ended December 31, 2010, the Company recorded a liability of approximately $200, representing its best estimate at that time of the potential net worth tax exposure. The tax benefits available to a Massachusetts security corporation are comprised of (i) a different rate structure (1.32% on gross investment income vs. 9.5% on net income) and (ii) exemption from the 0.26% excise tax on net worth. On August 17, 2011, the Company filed Applications for Abatement with the MA DOR. On January 6, 2012, the Company filed Petitions for Formal Procedure with the Massachusetts Appellate Tax Board. A trial date has been set for October 22, 2013. The Company intends to continue to dispute the assessment and believes it has meritorious defenses which it intends to vigorously assert. The Company increased the reserve assessment to reflect additional interest accrued through December 31, 2012.

Litigation

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At December 31, 2012 and 2011, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

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

In April 2007, the Board approved the 2007 Stock Option and Incentive Plan (the “2007 Plan”), which was approved by the stockholders and became effective upon the consummation of the Company’s initial public offering (“IPO”) in May 2007. Effective upon the consummation of the IPO, no further awards were made pursuant to the 1999 Plan, but any outstanding awards under the 1999 Plan will remain in effect and will continue to be subject to the terms of the 1999 Plan. The 2007 Plan allows the Company to grant ISOs, NSOs, stock appreciation rights, deferred stock awards, restricted stock and other awards. Under the 2007 Plan, stock options may not be granted at less than fair market value on the date of grant, and grants generally vest over a four year period. Stock options granted under the 2007 Plan expire no later than ten years after the grant date. The Company has reserved for issuance an aggregate of 2,911,667 shares of common stock under the 2007 Plan plus an additional annual increase to be added automatically on

January 1 of each year, beginning on January 1, 2008, equal to the lesser of (a) 2% of the outstanding number of shares of common stock (on a fully-diluted basis) on the immediately preceding December 31 and (b) such lower number of shares as may be determined by the Company’s compensation committee. The number of shares available for issuance under the 2007 Plan is subject to adjustment in the event of a stock split, stock dividend or other change in capitalization. Generally, shares that are forfeited or canceled from awards under the 2007 Plan also will be available for future awards. To date, approximately 4.9 million shares have been added to the 2007 Plan in accordance with the automatic annual increase. In addition, shares subject to stock options returned to the 1999 Plan, as a result of their expiration, cancellation or termination, are automatically made available for issuance under the 2007 Plan. As of December 31, 2012 a total of 619,888 shares were available for grant under the 2007 Plan.

Accounting for Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The Company calculated the fair values of the options granted using the following estimated weighted-average assumptions:

	Years Ended December 31,
	2012	2011	2010
Expected volatility	88%	79%–81.4%	78%-79%
Expected term	5 years	6.25 years	6.25 years
Risk-free interest rate	0.36%	0.9%–2.3%	2.3%-2.85%
Expected dividend yield	—%	—%	—%
Weighted-average grant date fair value per share	$3.63	$4.72	$4.92

As there was no public market for the Company’s common stock prior to the Company’s IPO in May 2007, and limited historical information on the volatility of its common stock since the date of the Company’s IPO, the Company determines the volatility for options granted based on an analysis of the Company’s stock and reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using a weighted average of the historical volatility of the Company’s stock and the peer group of companies for a period equal to the expected life of the option. The expected life of options has been determined utilizing the “simplified” method. The risk-free interest rate is based on a zero coupon United States treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero. The Company applied an estimated annual forfeiture rate based on its historical forfeiture experience of 4.17%, 3.6% and 2.0% in determining the expense recorded in 2012, 2011, and 2010, respectively.

A summary of the stock option activity under the Company’s stock option plan for the year ended December 31, 2012 is presented below:

	Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2011	6,010,000	$6.90
Granted	7,500	5.35
Exercised	(146,684)	5.22
Forfeited	(92,657)	5.83
Canceled	(291,472)	8.39

Options outstanding at December 31, 2012	5,486,687	$6.88	4.2	$2,303

Options exercisable at December 31, 2012	5,244,583	$6.90	4.0	$2,299

Options vested or expected to vest at December 31, 2012(1)	5,461,438	$6.88	4.1	$2,302

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

During the years ended December 31, 2012, 2011 and 2010, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $0.2 million, $3.8 million and $0.8 million, respectively, and the total amount of cash received by the Company from exercise of these options was $0.8 million, $2.8 million and $1.0 million, respectively. The total grant date fair value of stock options granted after January 1, 2006 that vested during the years ended December 31, 2012, 2011 and 2010 was $1.5 million, $2.5 million and $5.4 million, respectively.

Restricted Stock Awards

Restricted stock awards are valued at the market price of a share of the Company’s common stock on the date of the grant. A summary of the restricted stock award activity under the 2007 Plan for the year ended December 31, 2012 is presented below:

	Shares	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Nonvested outstanding at December 31, 2011	1,663,751	$5.66
Granted	2,400,212	4.85
Vested	(814,276)	5.12
Forfeited	(257,500)	6.17

Nonvested outstanding at December 31, 2012	2,992,187	$5.16	$6,025

The total grant-date fair value of restricted stock awards that vested during the years ended December 31, 2012, 2011 and 2010 was $4.2 million, $6.0 million and $5.4 million, respectively. As of December 31, 2012, there was $14.0 million of total unrecognized compensation expense related to stock options and restricted stock awards which is expected to be recognized over a weighted average period of 2.9 years.

11. Stockholders’ Equity

Preferred Shares Authorized

In April 2007, the Board of Directors authorized 5,000,000 shares of undesignated preferred stock, par value $0.001 per share. No preferred shares have been issued as of December 31, 2012.

Reserved Common Stock

As of December 31, 2012, the Company has reserved 10,184,388 shares of common stock for options outstanding and available for grant under the stock option plans.

Common Stock Repurchase Program

On August 3, 2012, the Company’s Board of Directors authorized a $20 million stock repurchase program (the “Program”) authorizing the Company to repurchase its common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased is determined based on an evaluation of market conditions and other factors. The Company may elect to implement a Rule 10b5-1 trading plan to make such purchases, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The Program may be suspended or discontinued at any time.

During the year ended December 31, 2012 the Company repurchased 95,940 shares of common stock for $467 pursuant to the Program. All repurchased shares are funded with cash on hand.

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

12. Income Taxes

The income tax provision for the years ended December 31, 2012, 2011 and 2010 consisted of the following:

	Years Ended December 31,
	2012	2011	2010
Current:
Federal	$3,265	$5,094	$2,794
State	516	1,747	2,180
Foreign	171	188	32

Total current	3,952	7,029	5,006
Deferred:
Federal	(172)	(1,025)	(984)
State	258	(349)	(719)
Foreign	147	—	(45)

Total deferred	233	(1,374)	(1,748)

	$4,185	$5,655	$3,258

The income tax provision for the years ended December 31, 2012, 2011 and 2010 differs from the amounts computed by applying the statutory federal income tax rate to the consolidated income (loss) before income taxes as follows:

	Years Ended December 31,
	2012	2011	2010
Provision computed at statutory rate	$2,873	$3,620	$726
Increase (reduction) resulting from:
Tax exempt interest income	(23)	(15)	(105)
Stock-based compensation	526	992	1,336
Other non-deductible expenses	151	169	132
Non-deductible transaction costs	—	—	42
State income tax provision	391	596	1,055
Valuation allowance	231	149	—
Other	36	144	72

Provision for income taxes	$4,185	$5,655	$3,258

Significant components of the Company’s net deferred tax assets and liabilities are as follows:

	As of December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$953	$843
Deferred revenue	525	609
Accruals and allowances	475	810
Intangible asset amortization	660	411
Stock-based compensation	6,988	7,731
Deferred rent expense	1,300	1,453

Gross deferred tax assets	10,901	11,857
Less valuation allowance	(1,058)	(827)

Total deferred tax assets	9,843	11,030
Deferred tax liabilities:
Intangible asset amortization	(701)	—
Depreciation	(1,525)	(2,060)

Total deferred tax liabilities	(2,226)	(2,060)

Net deferred tax assets	$7,617	$8,970

As reported:
Current deferred tax assets	$862	$1,287

Non-current deferred tax assets	$7,457	$7,683

Non-current deferred tax liabilities	$(702)	$—

In evaluating the ability to realize the net deferred tax asset, the Company considers all available evidence, both positive and negative, including past operating results, the existence of cumulative losses in the most recent fiscal years, tax planning strategies that are prudent and feasible, and forecasts of future taxable income. In considering sources of future taxable income, the Company makes certain assumptions and judgments which are based on the plans and estimates used to manage the underlying business of the Company. Changes in the Company’s assumptions and estimates may materially impact income tax expense for the period. The valuation allowance of $1,058 and $827 at December 31, 2012 and 2011, respectively, relates to foreign net operating losses (“NOL’s”) and state NOL’s acquired from KnowledgeStorm that the Company determined were not more likely than not to be realized based on projections of future taxable income in California and Georgia. The valuation allowance increased by $231 during the year. To the extent realization of the deferred tax assets for foreign and the state net operating losses becomes more likely than not, recognition of these acquired tax benefits would reduce income tax expense.

The Company considers the excess of its financial reporting over its tax basis in its investment in foreign subsidiaries essentially permanent in duration and as such has not recognized a deferred tax liability related to this difference.

The amount of unrecognized tax benefits at December 31, 2012 was approximately $0.6 million. The amount of unrecognized tax benefits that impact the effective tax rate, if recognized, is approximately $0.5 million.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2012 and 2011 is as follows:

	2012	2011
Balance at beginning of year	$628	$569
Gross increases related to positions taken in prior periods	14	59

Balance at end of year	$642	$628

In March 2010, the Company received a letter from the Department of Revenue of the Commonwealth of Massachusetts (the “MA DOR”) requesting documentation demonstrating that TechTarget Securities Corporation (“TSC”), a wholly-owned subsidiary of the Company, has been classified by the MA DOR as a Massachusetts security corporation. Based on subsequent correspondence with the MA DOR, the Company determined that it was more likely than not that the MA DOR would require an adjustment to correct TSC’s tax filings such that it will be treated as a Massachusetts business corporation for the applicable years. The tax benefit available to a Massachusetts security corporation is a lower income tax rate. For the year ended December 31, 2010, the Company recorded a tax reserve for approximately $0.4 million for the potential state income tax liability arising from the difference between the income tax rates applicable to security corporations and business corporations in Massachusetts. On August 17, 2011, the Company filed Applications for Abatement with the MA DOR. On January 6, 2012, the Company filed Petitions under Formal Procedure with the Massachusetts Appellate Tax Board. A trial date has been set for October 22, 2013. The Company intends to continue to dispute the assessment and believes it has meritorious defenses which it intends to vigorously assert.

The Company recognized interest and penalties totaling $14 on its uncertain tax positions in income tax expense in 2012. Tax years 2009 through 2012 are subject to examination by the federal and state taxing authorities. The Company’s 2009 and 2010 federal tax returns are currently under audit by the IRS.

The Company’s 2008 through 2010 returns are currently under audit by the State of New York. The Company has recorded a tax reserve of $4 for the estimated potential state income tax liability related to this audit.

As of December 31, 2012, the Company had state NOL carryforwards of approximately $17.6 million, which may be used to offset future taxable income. The NOL carryforwards expire at various dates through 2029. The Company has Foreign NOL carryforwards of $0.7 million, which may be used to offset future taxable income in foreign jurisdictions until they expire, through 2017.

13. Segment Information

The Company views its operations and manages its business as one operating segment based on factors such as how the Company manages its operations and how its executive management team reviews results and makes decisions on how to allocate resources and assess performance.

Geographic Data

Net sales to unaffiliated customers by geographic area were as follows:

	Years Ended December 31,
	2012	2011	2010
United States	$85,406	$96,132	$89,767
International	14,585	9,366	5,242

Total	$99,991	$105,498	$95,009

Long-lived assets by geographic area were as follows:

	Years Ended December 31,
	2012	2011
United States	$101,858	$103,913
International	7,794	4,825

Total	$109,652	$108,738

14. 401(k) Plan

The Company maintains a 401(k) retirement savings plan (the “Plan”) whereby employees may elect to defer a portion of their salary and contribute the deferred portion to the Plan. The Company contributes an amount equal to 50% of the employee’s contribution to the Plan, up to an annual limit of two thousand dollars. The Company contributed $0.8 million, $0.7 million and $0.8 million to the Plan for the years ended December 31, 2012, 2011 and 2010, respectively. Employee contributions and the Company’s matching contributions are invested in one or more collective investment funds at the participant’s direction. The Company’s matching contributions vest 25% annually and are 100% vested after four consecutive years of service.

15. Quarterly Financial Data (unaudited)

	For the Three Months Ended
	2012				2011
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Total revenues	$23,714	$26,369	$24,549	$25,359	$22,566	$28,102	$25,892	$28,938
Total cost of revenues	6,805	7,103	7,199	6,707	6,483	6,962	7,035	6,658
Total gross profit	16,909	19,266	17,350	18,652	16,083	21,140	18,857	22,280
Total operating expenses	16,371	15,772	16,127	15,805	16,103	17,553	16,808	17,610
Operating income (loss)	538	3,494	1,223	2,847	(20)	3,587	2,049	4,670
Net income (loss)	$365	$1,965	$672	$1,022	$(75)	$1,818	$963	$1,982
Net income (loss) per common share:
Basic	$0.01	$0.05	$0.02	$0.03	$(0.00)	$0.05	$0.03	$0.05
Diluted	$0.01	$0.05	$0.02	$0.02	$(0.00)	$0.04	$0.02	$0.05

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

In connection with the preparation of the Form 10-K for the period ended December 31, 2012, management, under the supervision of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), conducted an evaluation of disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria for effective control over financial reporting described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commissions.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, our internal control over financial reporting was effective. Management has reviewed its assessment with the Audit Committee.

The independent registered public accounting firm, BDO USA, LLP, has audited our consolidated financial statements and has issued an attestation report on our internal controls over financial reporting as of December 31, 2012, which is included herein.

Changes in Internal Control over Financial Reporting

There have been changes in the Company’s internal control over financial reporting in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that occurred during the year ended December 31, 2012 to remediate the material weakness identified and communicated in the Company’s Annual Report on Form 10-K for fiscal years 2011 and 2010.

The Company implemented the following measures to strengthen our internal control over financial reporting and to address a material weakness that was previously identified in our internal control over financial reporting:

In order to improve controls over the accounting for certain complex transactions, we:

•

Assessed the expertise of our staff responsible for recording complex transactions and addressed any identified deficiencies in order to enhance and augment the depth of knowledge of our staff and reduce the risk of future accounting errors and financial statement misstatements.

•	Ensured that finance management is routinely involved in oversight and monitoring of the recording and reporting of complex service revenue recognition transactions.

•	Implemented additional automation, trending analyses, and management reporting over potential complex transactions.

•	Reviewed the controls over revenue recognition to ensure procedures exist to properly account for any changes in operations.

•

Enhanced other control activities including exception reporting and detailed reconciliations included as manual controls within the month end closing process to further mitigate process risks not addressed by the current accounting and reporting systems.

•	Enhanced procedures and analyses relating to best estimate of selling price.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

TechTarget, Inc.

Newton, Massachusetts

We have audited TechTarget, Inc.’s (“TechTarget” or the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TechTarget’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, TechTarget, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TechTarget, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2012 and our report dated March 18, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Boston, Massachusetts

March 18, 2013

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Incorporated by reference from the information in the Company’s proxy statement for the 2013 annual meeting of stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

Item 11. Executive Compensation.

Incorporated by reference from the information in the Company’s proxy statement for the 2013 annual meeting of stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference from the information in the Company’s proxy statement for the 2013 annual meeting of stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference from the information in the Company’s proxy statement for the 2013 annual meeting of stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

Item 14. Principal Accountant Fees and Services.

Incorporated by reference from the information in the Company’s proxy statement for the 2013 annual meeting of stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements are filed as part of this Annual Report on Form 10-K. The following consolidated financial statements are included in Item 8:

•	Consolidated Balance Sheets as of December 31, 2012 and 2011

•	Consolidated Statements of Consolidated Income (Loss) for the Years Ended December 31, 2012, 2011 and 2010

•	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2012, 2011 and 2010

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010

•	Notes to Consolidated Financial Statements

(a)(2) Financial statement schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto.

(a)(3) Exhibit Index.

(b) The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Annual Report on Form 10-K and are incorporated into this item by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHTARGET, INC. Date: March 18, 2013

By:	/s/ GREG STRAKOSCH
Greg Strakosch
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
s/ GREG STRAKOSCH	Chief Executive Officer and Director	March 18, 2013
Greg Strakosch	(Principal executive officer)

/s/ JANICE KELLIHER	Chief Financial Officer and Treasurer	March 18, 2013
Janice Kelliher	(Principal financial and accounting officer)

/s/ ROBERT D. BURKE	Director	March 18, 2013
Robert D. Burke

/s/ LEONARD FORMAN	Director	March 18, 2013
Leonard Forman

/s/ JAY C. HOAG	Director	March 18, 2013
Jay C. Hoag

/s/ ROGER M. MARINO	Director	March 18, 2013
Roger M. Marino

EXHIBIT INDEX

			Incorporated by Reference to
Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
	Articles of Incorporation and By-Laws

3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant	10-Q	3.1	11/13/2007	001-33472

3.2	Amended and Restated Bylaws of the Registrant	S-1/A	3.3	3/20/2007	333-140503

	Instruments Defining the Rights of Security Holders

4.1	Specimen Stock Certificate for shares of the Registrant’s Common Stock	S-1/A	4.1	4/10/2007	333-140503

	Material Contracts

10.1	Second Amended and Restated Investors’ Rights Agreement by and among the Registrant, the Investors named therein and SG Cowen Securities Corporation, dated as of December 17, 2004	S-1	10.1	2/07/2007	333-140503

10.2	Form of Indemnification Agreement between the Registrant and its Directors and Officers	S-1/A	10.2	5/15/2007	333-140503

10.3#	2007 Stock Option and Incentive Plan	S-1/A	10.3	4/20/2007	333-140503

10.4#	Form of Incentive Stock Option Agreement under the 2007 Stock Option and Incentive Plan	S-1/A	10.4	4/20/2007	333-140503

10.5#	Form of Non-Qualified Stock Option Agreement under the 2007 Stock Option and Incentive Plan	S-1/A	10.5	4/20/2007	333-140503

10.6#	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors	S-1/A	10.5.1	4/27/2007	333-140503

10.7#	Form of Restricted Stock Agreement under the 2007 Stock Option and Incentive Plan	S-1/A	10.6	4/20/2007	333-140503

10.8#	Form of Restricted Stock Unit Agreement under the 2007 Stock Option and Incentive Plan	10-K	10.8	3/31/2008	001-33472

10.9#	Restricted Stock Unit Agreement, dated December 18, 2007, by and between the Registrant and Kevin Beam	10-K	10.9	3/31/2008	001-33472

10.10#	Restricted Stock Unit Agreement, dated December 18, 2007, by and between the Registrant and Don Hawk	10-K	10.10	3/31/2008	001-33472

10.11#	Restricted Stock Unit Agreement, dated December 18, 2007, by and between the Registrant and Rick Olin	10-K	10.11	3/31/2008	001-33472

10.12#	Restricted Stock Unit Agreement, dated December 18, 2007, by and between the Registrant and Greg Strakosch	10-K	10.13	3/31/2008	001-33472

10.13#	Executive Incentive Bonus Plan	S-1/A	10.7	4/20/2007	333-140503

10.14#	1999 Stock Option Plan	S-1	10.8	2/07/2007	333-140503

10.15#	Form of Incentive Stock Option Grant Agreement under the 1999 Stock Option Plan (for grants prior to September 27, 2006)	S-1	10.9	2/07/2007	333-140503

10.16#	Form of Incentive Stock Option Grant Agreement under the 1999 Stock Option Plan (for grants on or after September 27, 2006)	S-1	10.10	2/07/2007	333-140503

10.17#	Form of Incentive Stock Option Grant Agreement under the 1999 Stock Option Plan (for grants to executives)	S-1/A	10.10.1	5/01/2007	333-140503

10.18#	Form of Nonqualified Stock Option Grant Agreement under the 1999 Stock Option Plan	S-1	10.11	2/07/2007	333-140503

10.19	Credit Facility Agreement between the Registrant and Citizens Bank of Massachusetts, dated August 30, 2006	S-1	10.16	2/07/2007	333-140503

10.20#	Amended and Restated Employment Agreement, dated January 17, 2008, by and between the Registrant and Greg Strakosch	10-K	10.25	3/31/2008	001-33472

10.21#	Amended and Restated Employment Agreement, dated January 17, 2008, by and between the Registrant and Don Hawk	10-K	10.26	3/31/2008	001-33472

10.22#	Amended and Restated Employment Agreement, dated January 17, 2008, by and between the Registrant and Kevin Beam	10-K	10.28	3/31/2008	001-33472

10.23#	Amended and Restated Employment Agreement, dated January 17, 2008, by and between the Registrant and Rick Olin	10-K	10.29	3/31/2008	001-33472

10.24#	Employment Agreement, by and between the Registrant and Jeffrey Wakely	8-K	10.1	5/3/2010	001-33472

10.25	Lease Agreement by and between MA-Riverside Project L.L.C., as landlord and TechTarget, Inc., as tenant	8-K	10.1	8/7/2009	001-33472

10.26	First Amendment to Lease Agreement, by and between the Registrant and MA-Riverside Project L.L.C. for the premises located at One Riverside Center, 275 Grove Street, Newton, Massachusetts, dated November 18, 2010	8-K	10.1	11/22/10	001-33472

10.27	First Amendment (dated August 30, 2007) to Credit Facility Agreement dated August 30, 2006 between the Registrant and Citizens Bank of Massachusetts	10-Q	10.1	2/8/2010	001-33472

10.28	Second Amendment (dated December 18, 2008) to Credit Facility Agreement between the Registrant and Citizens Bank of Massachusetts, dated August 30, 2006	10-Q	10.2	2/8/2010	001-33472

10.29	Third Amendment (dated December 17, 2009) to Credit Facility Agreement dated August 30, 2006 between the Registrant and Citizens Bank of Massachusetts	10-Q	10.3	2/8/2010	001-33472

10.30	First Amendment (dated December 17, 2009) to Revolving Promissory Note dated August 30, 2006 between the Registrant and Citizens Bank of Massachusetts	10-Q	10.4	2/8/2010	001-33472

10.31	Waiver of Specified Covenants (dated December 17, 2009) for Credit Facility Agreement dated August 30, 2006 between the Registrant and Citizens Bank of Massachusetts, now known as RBS Citizens, National Association	10-Q	10.5	2/8/2010	001-33472

10.32	Waiver of Specified Covenants (dated January 28, 2010) for Credit Facility Agreement dated August 30, 2006 between the Registrant and Citizens Bank of Massachusetts, now known as RBS Citizens, National Association	10-Q	10.6	2/8/2010	001-33472

10.33	Fourth Amendment (dated August 30, 2011) to Credit Facility Agreement dated August 30, 2006 between the Registrant and Citizens Bank of Massachusetts	8-K	10.1	9/2/2011	001-33472

10.34#	Amended and Restated Restricted Stock Unit Agreement, dated August 10, 2009, by and between the Registrant and Michael Cotoia	10-K	10.33	3/16/2011	001-33472

10.35#	Employment Agreement dated as of January 1, 2012 between the Registrant and Michael Cotoia	8-K	10.1	1/10/2012	001-33472

10.36#	Amendment and Waiver to Amended and Restated Employment Agreement between the Registrant and Kevin Beam (dated January 10, 2012)	10-K	10.36	3/15/2012	001-33472

10.37#	Amendment and Waiver to Amended and Restated Employment Agreement between the Registrant and Don Hawk (dated January 10, 2012)	10-K	10.37	3/15/2012	001-33472

10.38#	Employment Agreement between the Registrant and Janice Kelliher (dated May 4, 2012)	8-K	10.1	5/8/2012	001-33472

*21.1	List of Subsidiaries

*23.1	Consent of BDO USA, LLP

*23.2	Consent of Ernst & Young LLP

*31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

*31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

*32.1	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Agreement and Plan of Merger by and among the Registrant, Catapult Acquisition Corp. and KnowledgeStorm, Inc. dated November 1, 2007	8-K	99.1	11/07/2007	001-33472

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE †	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
#	Management contract or compensatory plan or arrangement filed as an Exhibit to this report pursuant to 15(a) and 15(c) of Form 10-K.
†	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under those sections.