Form 10-Q
period 2013-03-31
TechTarget Inc
filed 2013-05-10
CIK 1293282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The registrant had 38,438,529 shares of Common Stock, $0.001 par value per share, outstanding as of April 30, 2013.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TECHTARGET, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,388	$48,409
Short-term investments	6,569	6,610
Accounts receivable, net of allowance for doubtful accounts of $647 and $911 as of March 31, 2013 and December 31, 2012, respectively	25,621	24,185
Prepaid expenses and other current assets	5,641	1,427
Deferred tax assets	863	862

Total current assets	64,082	81,493
Property and equipment, net	9,057	8,817
Long-term investments	29,961	21,321
Goodwill	93,988	93,792
Intangible assets, net of accumulated amortization	6,219	7,043
Deferred tax assets	7,156	7,457
Other assets	294	269

Total assets	$210,757	$220,192

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,161	$2,907
Accrued expenses and other current liabilities	4,443	3,535
Accrued compensation expenses	510	1,233
Income taxes payable	—	1,186
Deferred revenue	7,346	5,985

Total current liabilities	14,460	14,846
Long-term liabilities:
Deferred rent	3,174	3,250
Deferred tax liabilities	695	702
Contingent consideration	1,171	1,180
Other liabilities	904	900

Total liabilities	20,404	20,878
Commitments and contingencies (Note 9)	—	—
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 46,551,585 shares issued and 38,504,216 shares outstanding at March 31, 2013 and 45,461,257 shares issued and 39,507,439 shares outstanding at December 31, 2012	47	46
Treasury stock	(45,922)	(35,810)
Additional paid-in capital	265,927	263,426
Accumulated other comprehensive income (loss)	55	(136)
Accumulated deficit	(29,754)	(28,212)

Total stockholders’ equity	190,353	199,314

Total liabilities and stockholders’ equity	$210,757	$220,192

See accompanying notes.

TECHTARGET, INC.

Consolidated Statements of Operations and Comprehensive (Loss) Income

(In thousands, except per share data)

	For the Three Months Ended March 31,
	2013	2012
	(Unaudited)
Revenues:
Online	$18,475	$22,071
Events	1,073	1,643

Total revenues	19,548	23,714

Cost of revenues:
Online (1)	5,928	6,041
Events (1)	676	764

Total cost of revenues	6,604	6,805

Gross profit	12,944	16,909
Operating expenses:
Selling and marketing (1)	9,120	9,163
Product development (1)	1,741	1,855
General and administrative (1)	3,307	3,649
Depreciation	872	767
Amortization of intangible assets	734	937

Total operating expenses	15,774	16,371

Operating (loss) income	(2,830)	538
Interest income, net	3	25

(Loss) income before (benefit from) provision for income taxes	(2,827)	563
(Benefit from) provision for income taxes	(1,285)	198

Net (loss) income	$(1,542)	$365

Net (loss) income per common share:
Basic	$(0.04)	$0.01

Diluted	$(0.04)	$0.01

Weighted average common shares outstanding:
Basic	40,023	39,862

Diluted	40,023	40,853

Comprehensive (loss) income	$(1,351)	$494

(1) Amounts include stock-based compensation expense as follows:
Cost of online revenue	$47	$53
Cost of events revenue	4	4
Selling and marketing	703	731
Product development	53	65
General and administrative	624	441

See accompanying notes.

TECHTARGET, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
Operating Activities:
Net (loss) income	$(1,542)	$365
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	1,606	1,704
Provision for bad debt	143	271
Amortization of investment premiums	116	330
Stock-based compensation expense	1,429	1,294
Deferred tax benefit	(1)	(5)
Excess tax benefit — stock options	(434)	(198)
Other non-cash	(86)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,536)	(3,536)
Prepaid expenses and other current assets	(4,234)	(1,462)
Other assets	(36)	(141)
Accounts payable	(739)	585
Income taxes payable	(838)	(1,089)
Accrued expenses and other current liabilities	1,023	(905)
Accrued compensation expenses	(680)	(379)
Deferred revenue	1,361	1,738
Other liabilities	6	(66)

Net cash used in operating activities	(4,442)	(1,494)

Investing activities:
Purchases of property and equipment, and other assets	(1,151)	(1,481)
Purchases of investments	(8,710)	(1,040)
Proceeds from sales and maturities of investments	—	2,000

Net cash used in investing activities	(9,861)	(521)

Financing activities:
Excess tax benefit — stock options	434	198
Purchase of treasury shares	(10,112)	—
Proceeds from exercise of stock options	937	497

Net cash (used in) provided by financing activities	(8,741)	695
Effect of exchange rate changes on cash and cash equivalents	23	216
Net decrease in cash and cash equivalents	(23,021)	(1,104)
Cash and cash equivalents at beginning of period	48,409	25,786

Cash and cash equivalents at end of period	$25,388	$24,682

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—

Cash paid for taxes	$2,279	$1,979

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

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, which are comprised of KnowledgeStorm, Inc., Bitpipe, Inc., TechTarget Securities Corporation (“TSC”), TechTarget Limited, TechTarget (HK) Limited, TechTarget (Beijing) Information Technology Consulting Co., Ltd., TechTarget (Australia) Pty Ltd., TechTarget (Singapore) Pte Ltd. and E-Magine Médias SAS. KnowledgeStorm, Inc. and Bitpipe, Inc. feature websites that provide in-depth vendor generated content targeted to corporate IT professionals. TechTarget Securities Corporation is a Massachusetts security corporation incorporated in 2004. TechTarget Limited is a subsidiary doing business principally in the United Kingdom. TechTarget (HK) Limited (“TTGT HK”) is a subsidiary incorporated in Hong Kong in order to facilitate the Company’s activities in the Asia-Pacific region. Additionally, through its wholly-owned subsidiaries, TTGT HK and TechTarget (Beijing) Information Technology Consulting Co., Ltd. (“TTGT Consulting”, incorporated on December 16, 2011), the Company effectively controls a variable interest entity (“VIE”), Keji Wangtuo Information Technology Co., Ltd., (“KWIT”), which was incorporated under the laws of the People’s Republic of China (“PRC”) on November 27, 2007. TechTarget (Australia) Pty Ltd. (incorporated on December 15, 2011) and TechTarget (Singapore) Pte Ltd. (incorporated on February 12, 2012) are the entities through which the Company does business in Australia and Singapore, respectively and E-Magine Médias SAS (“LeMagIT”), a wholly-owned subsidiary of TechTarget Limited, is an entity through which the Company does business in France.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (generally accepted accounting principles, or “GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown, are of a normal recurring nature and have been reflected in the consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of results to be expected for any other interim periods or for the full year. The information included in these consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report and the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Lead generation offerings may also include an additional service, Nurture & Qualify (formerly called Nurture &Notify), in which case revenue is recognized ratably over the period of the campaign as a combined unit of accounting. As part of these lead generation campaign offerings, the Company will guarantee a minimum number of qualified leads to be delivered over the course of the advertising campaign. The Company determines the content necessary to achieve performance guarantees. Scheduled end dates of advertising campaigns sometimes need to be extended, pursuant to the terms of the arrangement, to satisfy lead guarantees. The Company estimates a revenue reserve necessary to adjust revenue recognition for extended advertising campaigns. These estimates are based on the Company’s experience in managing and fulfilling these offerings. The customer has cancellation privileges which generally require advance notice by the customer and require proportional payment by the customer for the portion of the campaign period provided by the Company. Additionally, the Company offers sales incentives to certain customers, primarily in the form of volume rebates, which are classified as a reduction of revenues and are calculated based on the terms of the specific customer’s contract. The Company accrues for these sales incentives based on contractual terms and historical experience.

Revenue for other significant online media offerings is recognized as follows:

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

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, short and long-term investments, accounts receivable, accounts payable and contingent consideration. Due to their short-term nature and liquidity, the carrying value of these instruments with the exception of contingent consideration approximates their estimated fair values. The fair value of contingent consideration was estimated using a discounted cash flow method described in Note 5.

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

Based on the aforementioned evaluation, the Company believes that, as of each of the balance sheet dates presented, none of the Company’s goodwill or other long-lived assets were impaired. The Company did not have any intangible assets with indefinite lives as of March 31, 2013 or December 31, 2012.

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

Property and Equipment

Property and equipment is stated at cost. Property and equipment acquired through acquisitions of businesses are initially recorded at fair value. Depreciation is calculated on the straight-line method based on the month the asset is placed in service over their estimated useful lives.

Internal-Use Software and Website Development Costs

The Company capitalizes costs incurred during the development of its website applications and infrastructure as well as certain costs relating to internal-use software. The estimated useful life of costs capitalized is evaluated for each specific project. Capitalized internal-use software and website development costs are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized only if the carrying amount of the asset is not recoverable and exceeds its fair value. The Company capitalized internal-use software and website development costs of $1.0 million and $0.9 million for the three months ended March 31, 2013 and 2012, respectively.

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

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which requires entities to present reclassification adjustments included in other comprehensive income on the face of the financial statements and allows entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It also eliminates the option for entities to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. For public companies, ASU 2011-05 is effective for fiscal years (and interim periods within those years) beginning after December 15, 2011, with earlier adoption permitted. In December 2011, the FASB issued ASU No. 2011-12, Topic 220 — Comprehensive Income (“ASU 2011-12”), which indefinitely deferred certain provisions of ASU 2011-05, including the requirement to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. This amendment is effective for both annual and interim financial statements beginning after December 15, 2011. Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under existing guidance. The Company adopted these ASUs using a single continuous statement in Q1 2012 for all periods presented. The Company’s adoption of ASU 2011-12 did not have an impact on its consolidated results of operations or financial condition.

In February 2013, the FASB issued ASU No. 2013-02, which establishes the effective date for the requirement to present components of reclassifications out of accumulated other comprehensive income on the face of the income statement. The standard is effective in the first quarter of fiscal 2013 and did not have an impact on the Company’s consolidated results of operations or financial condition.

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

3. Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, short and long-term investments and contingent consideration. The fair value of these financial assets and liabilities was determined based on three levels of input as follows:

•	Level 1. Quoted prices in active markets for identical assets and liabilities;

•	Level 2. Observable inputs other than quoted prices in active markets; and

•	Level 3. Unobservable inputs.

The fair value hierarchy of the Company’s financial assets and liabilities carried at fair value and measured on a recurring basis is as follows:

		Fair Value Measurements at Reporting Date Using
	March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$17,743	$17,743	$—	$—
Short-term investments(2)	6,569	—	6,569	—
Long-term investments(2)	29,961	—	29,961	—

Total	$54,273	$17,743	$36,530	$—

Liabilities:
Contingent consideration(3)	$1,171	$—	$—	$1,171

Total liabilities	$1,171	$—	$—	$1,171

		Fair Value Measurements at Reporting Date Using
Assets:	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds(1)	$33,345	$33,345	$—	$—
Short-term investments(2)	6,610	—	6,610	—
Long-term investments(2)	21,321	—	21,321	—

Total	$61,276	$33,345	$27,931	$—

Liabilities:
Contingent consideration(3)	$1,180	$—	$—	$1,180

Total liabilities	$1,180	$—	$—	$1,180

(1)	Included in cash and cash equivalents on the accompanying consolidated balance sheets; valued at quoted market prices in active markets.
(2)	Short- and long-term investments consist of municipal bonds and government agency bonds; their fair value is calculated using an interest rate yield curve for similar instruments.
(3)	Our valuation techniques and Level 3 inputs used to estimate the fair value of contingent consideration payable in connection with our 2012 acquisition are described in Note 5. During the three months ended March 31, 2013 the contingent consideration increased by approximately $60 when it was remeasured to fair value; however, the change in foreign exchange rates caused the overall balance to decrease slightly during that period.

4. Cash, Cash Equivalents and Investments

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less at date of purchase. Cash equivalents are carried at cost, which approximates their fair market value. Cash and cash equivalents consisted of the following:

	March 31, 2013	December 31, 2012
Cash	$7,645	$15,064
Money market funds	17,743	33,345

Total cash and cash equivalents	$25,388	$48,409

The Company’s short and long-term investments are accounted for as available for sale securities. These investments are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive (loss) income, a component of stockholders’ equity, net of tax. The unrealized gain, net of taxes, was $18 and $14 as of March 31, 2013 and December 31, 2012, respectively. Realized gains and losses on the sale of these investments are determined using the specific identification method. There were no realized gains or losses during the three months ended March 31, 2013 or 2012.

Short and long-term investments consisted of the following:

	March 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short and long-term investments:
Government agency bonds	$11,530	$19	$—	$11,549
Municipal bonds	24,972	14	(5)	24,981

Total short and long-term investments	$36,502	$33	$(5)	$36,530

	December 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short and long-term investments:
Government agency bonds	$11,535	$20	$—	$11,555
Municipal bonds	16,373	10	(7)	16,376

Total short and long-term investments	$27,908	$30	$(7)	$27,931

The Company had six debt securities in an unrealized loss position at March 31, 2013. All of these securities have been in such a position for less than 12 months. The unrealized loss on those securities was approximately $5 and the fair value was $6.3 million. As of March 31, 2013, the Company does not consider these investments to be other-than-temporarily impaired.

Municipal and government agency bonds have contractual maturity dates within thirty-two months. All income generated from these investments is recorded as interest income.

5. Acquisition

LeMagIT

On December 17, 2012 the Company purchased all of the outstanding shares of its French partner, E-Magine Médias SAS, for approximately $2.2 million in cash plus a potential future earnout valued at $0.7 million at the time of the acquisition. Approximately $1.2 million of the cash payment was made at closing, with the remainder due in two equal installments in fiscal years 2013 and 2014. The third installment is subject to certain revenue growth targets and may be reduced based on actual results. If all targets are met, the total purchase price, including the earnout, shall not exceed $5.2 million. The installment payments have been recorded at present value using a discount rate of 10%; the discount will be amortized to interest through the payment dates. The second installment, to be paid in 2013, is included in accrued liabilities in the Company’s consolidated balance sheet; the final installment payment and earnout are included in non-current liabilities.

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

6. Intangible Assets

Intangible assets subject to amortization as of March 31, 2013 and December 31, 2012 consist of the following:

		As of March 31, 2013
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer, affiliate and advertiser relationships	4 – 9	$7,054	$(3,818)	$3,236
Developed websites, technology and patents	3 – 10	6,835	(5,409)	1,426
Trademark, trade name and domain name	1 – 8	1,995	(1,225)	770
Proprietary user information database and internet traffic	5	1,266	(576)	690
Non-compete agreements	2 – 3	435	(338)	97

Total intangible assets		$17,585	$(11,366)	$6,219

		As of December 31, 2012
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer, affiliate and advertiser relationships	4 – 9	$7,067	$(3,586)	$3,481
Developed websites, technology and patents	3 – 10	6,874	(5,100)	1,774
Trademark, trade name and domain name	1 – 8	2,026	(1,152)	874
Proprietary user information database and internet traffic	5	1,295	(519)	776
Non-compete agreements	2 – 3	439	(301)	138

Total intangible assets		$17,701	$(10,658)	$7,043

Intangible assets are amortized over their estimated useful lives, which range from one to ten years, using methods of amortization that are expected to reflect the estimated pattern of economic use. The remaining amortization expense will be recognized over a weighted-average period of approximately 2.9 years. Amortization expense was $0.7 million and $0.9 million for the three month periods ended March 31, 2013 and 2012. Amortization expense is recorded within operating expenses as the intangible assets consist of customer-related assets and website traffic that the Company considers to be in support of selling and marketing activities.

The Company expects amortization expense of intangible assets to be as follows:

Years Ending December 31:	Amortization Expense
2013 (April 1st – December 31st)	$1,459
2014	1,718
2015	1,423
2016	886
2017	191
Thereafter	542

$6,219

7. Net (Loss) Income Per Common Share

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net (loss) income per common share is as follows:

	For the Three Months Ended March 31,
	2013	2012
Numerator:
Net (loss) income	$(1,542)	$365

Denominator:
Basic:
Weighted average shares of common stock outstanding	40,023,049	39,862,329

Diluted:
Weighted average shares of common stock outstanding	40,023,049	39,862,329
Effect of potentially dilutive shares (1)	—	990,509

Total weighted average shares of common stock outstanding	40,023,049	40,852,838

Net (Loss) Income Per Common Share:
Basic net (loss) income per common share	$(0.04)	$0.01

Diluted net (loss) income per common share	$(0.04)	$0.01

(1)	Shares used to calculate diluted earnings per share exclude 539,806 shares related to outstanding stock options and unvested restricted stock awards that would have been dilutive had the Company had net income. Additionally, in calculating diluted earnings per share, 5,351,055 and 4,065,883 shares related to outstanding stock options and unvested restricted stock awards were excluded for the three months ended March 31, 2013 and 2012, respectively, because they were anti-dilutive.

8. Bank Term Loan Payable

The Company’s $5.0 million revolving credit facility was amended in August 2011, extending its term and adjusting certain other financial terms and covenants. Unless earlier payment is required by an event of default, all principal and unpaid interest will be due and payable on August 31, 2016. At the Company’s option, the Revolving Credit Facility (the “Credit Agreement”) bears interest at either the prime rate less 1.00% or the London Interbank Offered Rate (“LIBOR”) plus the applicable LIBOR margin. The applicable LIBOR margin is based on the ratio of total funded debt to earnings before interest, other income and expense, income taxes, depreciation, and amortization (“EBITDA”) for the preceding four fiscal quarters. As of March 31, 2013, the applicable LIBOR margin was 1.25%.

The Company is also required to pay an unused line fee on the daily unused amount of its Revolving Credit Facility at a per annum rate based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters. As of March 31, 2013, the per annum unused line fee rate was 0.20%.

At March 31, 2013 and December 31, 2012 there were no amounts outstanding under the Credit Agreement. There was a $1.2 million standby letter of credit related to the Company’s corporate headquarters lease that was outstanding at March 31, 2013, bringing the Company’s available borrowings on the $5.0 million facility to $3.8 million.

Borrowings under the Credit Agreement are collateralized by a security interest in substantially all assets of the Company. Covenants governing the Credit Agreement include the maintenance of certain financial ratios. At March 31, 2013 the Company was in compliance with all covenants under the Credit Agreement.

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

Future minimum lease payments under the Company’s noncancelable operating leases at March 31, 2013 are as follows:

Years Ending December 31:	Minimum Lease Payments
2013 (April 1st – December 31st)	$3,161
2014	4,190
2015	3,501
2016	3,530
2017	3,287
Thereafter	7,401

$25,070

The Company has an irrevocable standby letter of credit outstanding in the aggregate amount of $1.2 million. This letter of credit supports the lease the Company entered into in 2009 for its corporate headquarters. This letter of credit extends, subject to certain reductions, annually through February 28, 2020 unless notification of termination is received.

Net Worth Tax Contingency

In late March 2010, the Company received a letter from the Department of Revenue of the Commonwealth of Massachusetts (the “MA DOR”) requesting documentation demonstrating that TSC has been classified by the MA DOR as a Massachusetts security corporation. Following subsequent correspondence with the MA DOR and a settlement conference on March 22, 2011, the Company received on July 16, 2011 a Notice of Assessment from the MA DOR for 2006 and 2007 in the amount of approximately $198 (which amount included all interest and penalties to date) with respect to additional excise taxes on net worth related to TSC. Based on the Company’s previous assessment that it was probable that the MA DOR would require an adjustment to correct TSC’s tax filings such that it will be treated as a Massachusetts business corporation for the applicable years, for the year ended December 31, 2010, the Company recorded a liability of approximately $200, representing its best estimate at that time of the potential net worth tax exposure. The tax benefits available to a Massachusetts security corporation are comprised of (i) a different rate structure (1.32% on gross investment income vs. 9.5% on net income) and (ii) exemption from the 0.26% excise tax on net worth. On August 17, 2011, the Company filed Applications for Abatement with the MA DOR. On January 6, 2012, the Company filed Petitions for Formal Procedure with the Massachusetts Appellate Tax Board. A trial date has been set for October 22, 2013. The Company intends to continue to dispute the assessment and believes it has meritorious defenses which, both directly and via claims against third parties, it intends to vigorously assert. The Company increased the reserve assessment to reflect additional interest accrued through March 31, 2013.

Litigation

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At March 31, 2013 and December 31, 2012, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

10. Comprehensive (Loss) Income

Comprehensive (loss) income includes all changes in equity during a period, except those resulting from investments by stockholders and distributions to stockholders. For the three months ended March 31, 2013 and 2012 the Company’s comprehensive (loss) income is as follows:

	For the Three Months Ended March 31,
	2013	2012
Net (loss) income	$(1,542)	$365
Other comprehensive income:
Unrealized gain on investments (net of tax effect of $2 and $4, respectively)	3	7
Unrealized gain on foreign currency exchange	188	122

Other comprehensive income	191	129

Total comprehensive (loss) income	$(1,351)	$494

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

In April 2007, the Board approved the 2007 Stock Option and Incentive Plan (the “2007 Plan”), which was approved by the stockholders and became effective upon the consummation of the Company’s IPO in May 2007. Effective upon the consummation of the IPO, no further awards were made pursuant to the 1999 Plan, but any outstanding awards under the 1999 Plan will remain in effect and will continue to be subject to the terms of the 1999 Plan. The 2007 Plan allows the Company to grant ISOs, NSOs, stock appreciation rights, deferred stock awards, restricted stock and other awards. Under the 2007 Plan, stock options may not be granted at less than fair market value on the date of grant, and grants generally vest over a four year period. Stock options granted under the 2007 Plan expire no later than ten years after the grant date. The Company has reserved for issuance an aggregate of 2,911,667 shares of common stock under the 2007 Plan plus an additional annual increase to be added automatically on January 1 of each year, beginning on January 1,

2008, equal to the lesser of (a) 2% of the outstanding number of shares of common stock (on a fully-diluted basis) on the immediately preceding December 31 and (b) such lower number of shares as may be determined by the Company’s compensation committee. The number of shares available for issuance under the 2007 Plan is subject to adjustment in the event of a stock split, stock dividend or other change in capitalization. Generally, shares that are forfeited or canceled from awards under the 2007 Plan also will be available for future awards. To date, approximately 5.9 million shares have been added to the plan in accordance with the automatic annual increase. In addition, shares subject to stock options returned to the 1999 Plan, as a result of their expiration, cancellation or termination, are automatically made available for issuance under the 2007 Plan. As of March 31, 2013 a total of 1,596,453 shares were available for grant under the 2007 Plan.

Accounting for Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award.

As there was no public market for the Company’s common stock prior to the Company’s IPO in May 2007, and limited historical information on the volatility of its common stock since the date of the Company’s IPO, the Company has determined the volatility for options granted based on an analysis of the historical volatility of the Company’s stock and reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using a weighted average of the historical volatility of the Company’s stock and the peer group of companies for a period equal to the expected life of the option. The expected life of options has been determined utilizing the “simplified” method. The risk-free interest rate is based on a zero coupon United States treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero. There were no stock options granted in the three months ended March 31, 2013 or 2012.

A summary of the stock option activity under the Company’s stock option plans for the three months ended March 31, 2013 is presented below:

Year-to-Date Activity	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2012	5,486,687	$6.88
Granted	—	—
Exercised	(428,766)	2.18
Forfeited	(5,000)	5.98
Cancelled	(92,752)	7.99

Options outstanding at March 31, 2013	4,960,169	$7.27	4.2	$189

Options exercisable at March 31, 2013	4,768,065	$7.30	4.1	$189

Options vested or expected to vest at March 31, 2013 (1)	4,939,287	$7.27	4.2	$189

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

During the three months ended March 31, 2013 and 2012, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $1,204 and $198, respectively, and the total amount of cash received from exercise of these options was $937 and $497, respectively. The total grant date fair value of stock options granted after January 1, 2006 that vested during the three months ended March 31, 2013 and 2012 was $193 and $398, respectively.

Restricted Stock Awards

Restricted stock awards are valued at the market price of a share of the Company’s common stock on the date of grant. A summary of the restricted stock award activity under the 2007 Plan for the three months ended March 31, 2013 is presented below:

Year-to-Date Activity	Shares	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Nonvested outstanding at December 31, 2012	2,992,187	$5.16
Granted	110,000	4.74
Vested	(360,937)	5.45
Forfeited	(50,000)	5.01

Nonvested outstanding at March 31, 2013	2,691,250	$5.10	$13,160

The total grant-date fair value of restricted stock awards that vested during the three months ended March 31, 2013 and 2012 was $2.0 million and $1.3 million, respectively.

As of March 31, 2013, there was $12.9 million of total unrecognized compensation expense related to stock options and restricted stock awards which is expected to be recognized over a weighted average period of 2.9 years.

12. Stockholders’ Equity

Preferred Shares Authorized

In April 2007, the Board of Directors authorized 5,000,000 shares of undesignated preferred stock, par value $0.001 per share. No preferred shares have been issued as of March 31, 2013.

Reserved Common Stock

As of March 31, 2013, the Company has reserved 10,032,873 shares of common stock for options and restricted stock awards outstanding and available for grant under the Company’s stock award plans.

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

During the period ended March 31, 2013 the Company repurchased 2,093,551 shares of common stock for $10.1 million pursuant to the Program. During the year ended December 31, 2012 the Company repurchased 95,940 shares of common stock for $467 pursuant to the Program. All repurchased shares are funded with cash on hand.

13. Income Taxes

The Company’s effective income tax rate was 45.4% and 35.1% for the three months ended March 31, 2013 and 2012, respectively. The effective income tax rate is based upon the estimated annual effective tax rate in compliance with ASC 740, Income Taxes, and other related guidance. The Company updates the estimate of its annual effective tax rate at the end of each quarterly period. The Company’s estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and its interpretations of tax laws.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company recognized interest and penalties totaling $4 in income tax expense in the three months ended March 31, 2013.

For the year ended December 31, 2010, the Company had recorded a tax reserve of approximately $400 for the potential state income tax liability arising from the difference between the income tax rates applicable for security corporations and business corporations in Massachusetts, relating to the matter described in Note 9. In connection with such matter, on July 21, 2011, the Company received a Notice of Assessment from MA DOR for 2006 and 2007 in the amount of approximately $345 (which amount included all interest and penalties to date) with respect to additional income taxes related to TechTarget, Inc. The Company increased the reserve assessment to reflect additional interest accrued through the first quarter of 2013. The balance of the reserve assessment as of March 31, 2013 was $443. On August 17, 2011, the Company filed Applications for Abatement with the MA DOR. On January 6, 2012, the Company filed Petitions under Formal Procedure with the Massachusetts Appellate Tax Board. A trial date has been set for October 22, 2013. The Company intends to continue to dispute the assessment and believes it has meritorious defenses which, both directly and via claims against third parties, it intends to vigorously assert.

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

Geographic Data

Net sales to unaffiliated customers by geographic area were as follows:

	Three Months Ended March 31,
	2013	2012
United States	$16,038	$20,482
International	3,510	3,232

Total	$19,548	$23,714

Long-lived assets by geographic area were as follows:

	March 31, 2013	December 31, 2012
United States	$101,784	$101,858
International	7,479	7,794

Total	$109,263	$109,652

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

Executive Summary

During 2012 and the period ended March 31, 2013, we made progress on our strategy to grow our business and increase the reach of our offerings. It continues to be the case that, central to these efforts, is the progress that we are making with our new product platform, Activity Intelligence™, and the continued expansion of our direct international capabilities.

Key strategic activities during the period ended March 31, 2013 included:

•

International Update – Our international business continues to grow at a healthy rate. Online geo-targeted revenue in EMEA was up approximately 35% in the quarter versus the prior year quarter. The overall international geo-targeted online revenue increase was over 20% in the quarter versus the same period a year ago, even though it was slowed down by adding some new sales representatives in APAC and the corresponding ramp up time. Online geo-targeted revenues represented 27% of online revenue in the first quarter. We believe that our integrated product offering across regions continues to resonate with international marketers and is contributing to our successful results. We plan on continuing to invest in these capabilities as we seek opportunities to increase our global reach. As noted previously, we acquired our French partner, LeMagIT, in late 2012 and now operate directly in France.

•	Site launches: In the three-month period ended March 31, 2013, we launched the following new websites:

•

SearchSDN.com™, a new website designed to help network professionals make informed decisions as they transition to software-defined networking. Software-defined networking (SDN) is a disruptive technology that promises to revolutionize networking. SearchSDN.com is dedicated to covering all aspects of software-defined networking to provide more focused coverage of evolving SDN technology and business issues. It provides news and technical content on software-defined networking deployment, building service provider/cloud networks based on SDN, as well as SDN implementation and management in data centers, remote branches and in local area networks (LANs).

•

TechnologyGuide.com™, a website that focuses on growing trends including consumerization and “bring your own device” (BYOD). Test centers in Cincinnati and Boston enable TechnologyGuide’s experienced editorial staff to carefully evaluate and compare products in a completely controlled environment. This makes it a must-read resource for technology-savvy enthusiasts, IT professionals, and other buyers searching for trusted purchase information.

Business Trends

The following discussion highlights key trends affecting our business.

•

Macro-economic Conditions and Industry Trends. Because all of our customers are IT vendors, the success of our business is intrinsically linked to the health, and subject to market conditions, of the IT industry. In the three-month period ended March 31, 2013, we saw continued weakness in the IT market. As a result, recently, we have continued to see evidence that some IT vendors’ North American advertising budgets are being cut, which is negatively affecting our growth rate. Additionally this deceleration has affected all segments of our customer base. As a result, until management is able to better determine if the pullback in spending by our customers is a temporary condition or a new level of spending, although we will continue to invest in growth areas, management will carefully control discretionary spending such as travel and entertainment, and the filling of new and replacement positions, in an effort to maintain profit margins and cash flow.

•

Customer Segments. In the three-month period ended March 31, 2013, revenue from our top 12 global customers and our mid-sized customers (our next largest 100 customers) declined in the low double digits, while our smaller customers declined by approximately 27%. All three of our customer segments report seeing a weak environment with lower demand and customers delaying IT purchases, which is resulting in elongated purchase cycles. This translates into our customers being very cautious with their marketing expenditures.

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

Online. Online revenue represented 95% and 93% of total revenues for the three months ended March 31, 2013 and, 2012, respectively. Our network of websites forms the core of our content platform. Our websites provide IT professionals with comprehensive decision support information tailored to their specific areas of responsibility and purchasing decisions. Through our websites, we offer a variety of online media offerings to connect IT vendors to IT professionals. Our lead generation offerings allow IT vendors to maximize ROI by capturing qualified sales leads from the distribution and promotion of content to our audience of IT professionals. In August of 2011, TechTarget released a major upgrade to its Activity Intelligence platform. Beginning in 2012, all of our lead generation campaigns offer the Activity Intelligence Dashboard.

Our lead generation offerings include the Activity Intelligence Dashboard, a technology platform that gives TechTarget’s customer’s marketers and sales representatives a real-time view of their prospects, which includes insights on the research activities of technology buying teams, including at an account level. Lead generation offerings may also include an additional service, Nurture & Qualify (formerly called Nurture & Notify), which helps both technology marketers and their sales teams to identify highly active prospects, detect emerging projects, retarget interested buying teams, and accelerate engagement with specific accounts.

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

Events. Events revenue represented 5% and 7% of total revenues for the three months ended March 31, 2013 and, 2012, respectively. Most of our media groups operate revenue generating events. The majority of our events are free to IT professionals and are sponsored by IT vendors. Attendees are pre-screened based on event-specific criteria such as sector-specific budget size, company size, or job title. We offer three types of events: multi-day conferences, single-day seminars and custom events. Multi-day conferences provide independent expert content for our attendees and allow vendors to purchase exhibit space and other sponsorship offerings that enable interaction with the attendees. We also hold single-day seminars on various topics in major cities. These seminars provide independent content on key sub-topics in the sectors we serve, are free to qualified attendees, and offer multiple vendors the ability to interact with specific, targeted audiences actively focused on buying decisions. Our custom events differ from our seminars in that they are exclusively sponsored by a single IT vendor, and the content is driven primarily by the sole sponsor.

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

Online Media. Revenue for lead generation campaigns is recognized as follows:

•

Beginning in the period ended March 31, 2012, our lead generation campaigns all offer the Activity Intelligence Dashboard. In order to manage the lead generation component of the campaigns (such as white papers, webcasts, podcasts, videocasts and virtual trade shows), we have changed our operational approach and the contractual terms and conditions under which we sell our products. Instead of contracting to sell individual elements of such campaigns, we sell various lead generation campaigns through the Dashboard. Accordingly, revenue is recognized ratably over the duration of the campaigns, which is typically less than six months. Lead generation offerings may also include an additional service, Nurture & Qualify, in which case revenue is recognized ratably over the period of the campaign as a combined unit of accounting. As part of these offerings, we guarantee a minimum number of qualified leads to be delivered over the course of the advertising campaign. We determine the content necessary to achieve performance guarantees. Scheduled end dates of advertising campaigns sometimes need to be extended, pursuant to the terms of the arrangement, to satisfy lead guarantee obligations. We estimate a revenue reserve necessary to adjust revenue recognition for extended advertising campaigns. These estimates are based on our experience in managing and fulfilling these offerings. The customer has cancellation privileges which generally require advance notice by the customer and require proportional payment by the customer for the portion of the campaign period that has been provided. Additionally, we offer sales incentives to certain customers, primarily in the form of volume rebates, which are classified as a reduction of revenues and are calculated based on the terms of the specific customer’s contract. We accrue for these sales incentives based on contractual terms and historical experience.

Revenue for other significant online media offerings is recognized as follows:

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

The allowance for doubtful accounts was $0.6 million at March 31, 2013 and $0.9 million at December 31, 2012.

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

As there was no public market for our common stock prior to our initial public offering in May 2007, and there has been limited historical information on the volatility of our common stock since the date of our initial public offering, we determine the volatility for options granted based on an analysis of the historical volatility of our stock and reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using a weighted average of the historical volatility of our stock and the peer group of companies for a period equal to the expected life of the option. The risk-free interest rate is based on a zero coupon United States treasury instrument whose term is consistent with the expected life of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. There were no options granted during the three months ended March 31, 2013 or 2012.

Internal-Use Software and Website Development Costs

We capitalize costs of materials, consultants and compensation and related expenses of employees who devote time to the development of internal-use software and website applications and infrastructure involving developing software to operate our websites. However, we expense as incurred website development costs for new features and functionalities since it is not probable that they will result in additional functionality until they are both developed and tested with confirmation that they are more effective than the current set of features and functionalities on our websites. Our judgment is required in determining the point at which various projects enter the state at which costs may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized, which is generally three years. To the extent that we change the manner in which we develop and test new features and functionalities related to our websites, assess the ongoing value of capitalized assets or determine the estimated useful lives over which the costs are amortized, the amount of website development costs we capitalize and amortize in future periods would be impacted. We review capitalized internal-use software and website development costs for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We would recognize an impairment loss only if the carrying amount of the asset is not recoverable and exceeds its fair value. We capitalized internal-use software and website development costs of $1.0 million and $0.9 million for the three months ended March 31, 2013 and 2012, respectively.

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

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended March 31,
	2013		2012
	($ in thousands)
Revenues:
Online	$18,475	95%	$22,071	93%
Events	1,073	5	1,643	7

Total revenues	19,548	100	23,714	100
Cost of revenues:
Online	5,928	30	6,041	26
Events	676	4	764	3

Total cost of revenues	6,604	34	6,805	29

Gross profit	12,944	66	16,909	71
Operating expenses:
Selling and marketing	9,120	47	9,163	39
Product development	1,741	9	1,855	8
General and administrative	3,307	17	3,649	15
Depreciation	872	4	767	3
Amortization of intangible assets	734	4	937	4

Total operating expenses	15,774	81	16,371	69

Operating (loss) income	(2,830)	(14)	538	2
Interest income, net	3	*	25	*

(Loss) income before (benefit from) provision for income taxes	(2,827)	(14)	563	2
(Benefit from) provision for income taxes	(1,285)	(7)	198	1

Net (loss) income	$(1,542)	(8)%	$365	2%

*	Not meaningful

Comparison of Three Months Ended March 31, 2013 and 2012

Revenues

	Three Months Ended March 31,
	2013	2012	Increase (Decrease)	Percent Change
	($ in thousands)
Revenues:
Online	$18,475	$22,071	$(3,596)	(16)%
Events	1,073	1,643	(570)	(35)

Total revenues	$19,548	$23,714	$(4,166)	(18)%

Online. The decrease in online revenue was primarily attributable to a $2.1 million decrease in lead generation offerings as well as a $1.3 million decrease in branding revenues, primarily due to lower banner sales volume. Additionally, third party revenues decreased $0.2 million. The decrease is primarily in North American sales, caused by continued delays in IT purchases due to uncertainty in the macro environment, offset in part by an increase in international revenues.

Events. The decrease in events revenue is primarily due to a reduction in custom events and seminars.

Cost of Revenues and Gross Profit

	Three Months Ended March 31,
	2013	2012	Increase (Decrease)	Percent Change
	($ in thousands)
Cost of revenues:
Online	$5,928	$6,041	$(113)	(2)%
Events	676	764	(88)	(12)

Total cost of revenues	$6,604	$6,805	$(201)	(3)%

Gross profit	$12,944	$16,909	$(3,965)	(23)%

Gross profit percentage	66%	71%

Cost of Online Revenues. The decrease in cost of online revenues was primarily attributable to a reduction in variable direct and third party costs due to the decrease in online revenues year over year.

Cost of Events Revenues. Cost of events revenues decreased in the first quarter as compared to the same period a year ago, primarily due to decreases in variable direct and employee-related costs as a result of the decrease in the number of events that we conducted.

Gross Profit. Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. Gross profit for the first quarter of 2013 was 66% as compared to 71% in the first quarter of 2012. The decrease in online gross profit was $3.5 million, attributable to the decrease in online revenue and offset in part by a decrease in related variable costs as compared to the first quarter of 2012. Events gross profit decreased by $0.5 million, primarily as a result of the lower events revenues. Because the majority of our costs are labor-related, we expect our gross profit to fluctuate from period to period depending on the total revenues for the period, as well as the relative contribution of online and events revenues to our total revenues.

Operating Expenses and Other

	Three Months Ended March 31,
	2013	2012	Increase (Decrease)	Percent Change
	($ in thousands)
Operating expenses:
Selling and marketing	$9,120	$9,163	$(43)	* %
Product development	1,741	1,855	(114)	(6)
General and administrative	3,307	3,649	(342)	(9)

Depreciation	872	767	105	14
Amortization of intangible assets	734	937	(203)	(22)

Total operating expenses	$15,774	$16,371	$(597)	(4)%

Interest income, net	$3	$25	$(22)	(88)%

(Benefit from) provision for income taxes	$(1,285)	$198	$(1,483)	(749)%

*	Not meaningful

Selling and Marketing. Selling and marketing expenses decreased slightly year over year primarily due to a decrease in travel costs, for which there has been a focused reduction effort, offset in part by an increase in international employee-related expenses, including tax equalization, due to international expansion.

Product Development. The decrease in product development expense was primarily caused by a reduction in payroll and allocated costs due to these costs being capitalized at higher levels resulting from our ongoing internal development projects.

General and Administrative. The decrease in general and administrative expense was primarily attributable to a $0.5 million reduction in employee-related and corporate expenses, including audit, tax and legal fees, as well as a $0.1 million decrease in bad debt expense. These reductions were offset in part by a $0.2 million increase in stock-based compensation, primarily due to grants made late in 2012, and a $0.1 million increase in foreign currency-related charges due to our increased international activity.

Depreciation and Amortization of Intangible Assets. The increase in depreciation expense is related to our increased fixed asset base, primarily as a result of our continued investment in internal-use software development costs and computer equipment. The decrease in amortization of intangible assets expense was primarily attributable to certain intangible assets becoming fully amortized during 2012, partially offset by amortization on newly acquired intangible assets.

Interest Income, Net. The decrease in interest income, net, is due to the amortization of a discount on installment payments related to the purchase of LeMagIT in the fourth quarter of 2012.

Provision for Income Taxes. Our effective income tax rate was 45.4% and 35.1% for the three months ended March 31, 2013 and 2012, respectively. The effective income tax rate is based upon the estimated annual effective tax rate in compliance with ASC 740, Income Taxes, and other related guidance. We update the estimate of our annual effective tax rate at the end of each quarterly period. Our estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and interpretations of tax laws.

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

Liquidity and Capital Resources

Resources

At March 31, 2013, we had $49.6 million of working capital, and our cash and cash equivalents totaled $25.4 million. Our cash, cash equivalents and investments decreased $14.4 million during the first quarter of fiscal 2013, primarily from cash used by our operations, by our investing activities, primarily for purchases of property and equipment, and financing activities, for the purchase of treasury shares through our stock repurchase program. We believe that our existing cash, cash equivalents, and investments, our cash flow from operating activities and available bank borrowings will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion internationally, future acquisitions we might undertake, and the expansion into complementary businesses. To the extent that our cash and cash equivalents, investments and cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more additional acquisitions of businesses.

	March 31, 2013	December 31, 2012
	($ in thousands)
Cash, cash equivalents and investments	$61,918	$76,340

Accounts receivable, net	$25,621	$24,185

Cash, Cash Equivalents and Investments

Our cash, cash equivalents and investments at March 31, 2013 were held for working capital purposes and were invested primarily in money market accounts, municipal bonds and government agency bonds. We do not enter into investments for trading or speculative purposes.

Accounts Receivable, Net

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our service delivery and billing activity, cash collections, and changes to our allowance for doubtful accounts. We use days’ sales outstanding, (“DSO”), as a measurement of the quality and status of our receivables. We define DSO as net accounts receivable at period end divided by total revenue for the applicable period, multiplied by the number of days in the applicable period. DSO was 118 days for the quarter ended March 31, 2013 and 88 days at December 31, 2012. The increase in DSO is primarily due to the timing of payments from customers.

Cash Flows

	Three Months Ended March 31,
	2013	2012
	($ in thousands)
Net cash used in operating activities	$(4,442)	$(1,494)

Net cash used in investing activities(1)	$(1,151)	$(1,481)

Net cash (used in) provided by financing activities	$(8,741)	$695

(1)	Cash used in investing activities is shown net of investment activity of $(8.7) million and $1.0 million for the three months ended March 31, 2013 and 2012, respectively.

Operating Activities

Cash used in operating activities primarily consists of net (loss) income adjusted for certain non-cash items including depreciation and amortization, the provision for bad debt, stock-based compensation, deferred income taxes, and the effect of changes in working capital and other activities. Cash used in operating activities for the three months ended March 31, 2013 was $4.4 million compared to cash used in operating activities of $1.5 million in the three months ended March 31, 2012. The increase in cash used in operating activities was primarily due to a $1.5 million net loss during the period compared to $0.4 million in net income during the first three months of 2012. To a lesser extent, the increase in cash used in operating activities is a result of changes in operating assets and liabilities of $(5.7) million in the first three months of 2013 compared to $(5.3) million in the first three months of 2012. Significant components of the changes in assets and liabilities included an increase in prepaids and other current assets of $4.2 million in 2013 as compared with an increase of $1.5 million in 2012, primarily caused by tax and benefits-related receivables; and a $0.7 million decrease in accounts payable in 2013 as compared with an increase of $0.5 million in 2012 because of the timing of payments around quarter end. These changes were offset in part by a $1.5 million increase in accounts receivable during the first three months of 2013 compared to an increase of $3.5 million in the first three months of 2012, caused by lower billings in the quarter, and an increase in accrued expenses of $1.0 million in 2013 compared to a decrease of $0.9 million in 2012, primarily due to a $1.4 million earnout payment made in the first quarter of 2012.

Investing Activities

Cash used in investing activities in the three months ended March 31, 2013, net of investment activity, was $1.2 million, primarily for the purchase of property and equipment made up primarily of website development costs, computer equipment and related software and internal-use development costs.

Equity Financing Activities

We received proceeds from the exercise of stock options in the amounts of $0.9 million and $0.5 million in the three months ended March 31, 2013 and 2012, respectively.

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

During the quarter ended March 31, 2013 we repurchased 2,093,551 shares of common stock for approximately $10.1 million pursuant to the Program. All repurchased shares are funded with cash on hand.

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

The Revolving Credit Facility matures on August 31, 2016. Unless earlier payment is required by an event of default, all principal and unpaid interest will be due and payable on August 31, 2016. At our option, the Revolving Credit Facility bears interest at either the prime rate less 1.00% or the London Interbank Offered Rate (“LIBOR”) plus the applicable LIBOR margin. The applicable LIBOR margin is based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters. As of March 31, 2013, the applicable LIBOR margin was 1.25%.

We are also required to pay an unused line fee on the daily unused amount of our Revolving Credit Facility at a per annum rate based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters. As of March 31, 2013, unused availability under the Revolving Credit Facility totaled $3.2 million and the per annum unused line fee rate was 0.20%.

At March 31, 2013 and 2012 there were no amounts outstanding under this revolving loan agreement. There is a $1.2 million standby letter of credit related to our corporate headquarters lease that is outstanding at March 31, 2013, bringing our available borrowings on the $5.0 million facility to $3.8 million.

Borrowings under the Credit Agreement are collateralized by a security interest in substantially all of our assets. Covenants governing the Credit Agreement include the maintenance of certain financial ratios. At March 31, 2013 we were in compliance with all covenants under the Credit Agreement.

Capital Expenditures

We have made capital expenditures primarily for computer equipment and related software needed to host our websites, internal-use software development costs, as well as for leasehold improvements and other general purposes to support our growth. Our capital expenditures totaled $1.1 million and $1.5 million for the three month periods ended March 31, 2013 and 2012, respectively. A majority of our capital expenditures in 2013 were internal-use development costs and, to a lesser extent, computer equipment and related software. We are not currently party to any purchase contracts related to future capital expenditures.

Contractual Obligations and Commitments

As of March 31, 2013, our principal commitments consist of obligations under leases for office space. The offices are leased under non-cancelable operating lease agreements that expire through 2020. The following table sets forth our commitments to settle contractual obligations in cash as of March 31, 2013:

	Payments Due By Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(Unaudited)
	($ in thousands)
Operating leases	$25,070	$3,161	$7,691	$6,817	$7,401

At March 31, 2013, we had an irrevocable standby letter of credit outstanding in the aggregate amount of $1.2 million. This letter of credit supports the lease we entered into in 2009 for our corporate headquarters. This letter of credit, subject to certain reductions, extends annually through February 28, 2020 unless notification of termination is received.

See Note 5 to the Consolidated Financial Statements for information regarding future payments related to the LeMagIT acquisition.

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

Foreign Currency Exchange Risk

We currently have subsidiaries in London, England; Hong Kong; Australia; Singapore; and Paris, France. Additionally, we have a wholly foreign-owned enterprise formed under the laws of the People’s Republic of China, a VIE in Beijing, PRC and an office in India. Approximately 18% of our revenues for the quarter ended March 31, 2013 were derived from advertisers located outside of North America and our foreign exchange gains/losses were not significant. We currently believe our exposure to foreign currency exchange rate fluctuations is financially immaterial and therefore have not entered into foreign currency hedging transactions. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in the future.

Interest Rate Risk

At March 31, 2013, we had cash, cash equivalents and investments totaling $61.9 million. These amounts were invested primarily in money market accounts, municipal bonds and government agency bonds. The cash, cash equivalents and investments were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

Our exposure to market risk also relates to the amount of interest expense we must pay under our revolving credit facility. The advances under this credit facility bear a variable rate of interest determined as a function of the lender’s prime rate or LIBOR. At March 31, 2013, there were no amounts outstanding under our revolving credit facility.

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

As of March 31, 2013, management, under the supervision of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), conducted an evaluation of disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened litigation against us that could have a material adverse effect on our business, operating results or financial condition. On January 6, 2012, the Company filed Petitions under Formal Procedure with the Massachusetts Appellate Tax Board in connection with the classification of the Company’s wholly-owned subsidiary, TechTarget Securities Corporation, and assessments made by the Massachusetts Department of Revenue, as described in Note 13 in the accompanying consolidated financial statements. A trial date has been set for October 22, 2013. The Company intends to continue to dispute the assessment and believes it has meritorious claims which it intends to vigorously assert.

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

The primary source of our revenues is the sale of advertising to our customers. Our advertising revenues accounted for the majority of our total revenues for the three months ended March 31, 2013. We believe that advertising spending on the Internet, as in traditional media, fluctuates significantly as a result of a variety of factors, many of which are outside of our control. These factors include:

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

The IT industry is characterized by, among other things, volatile quarterly results, uneven sales patterns, short product life cycles, rapid technological developments and frequent new product introductions and enhancements. As a result, our customers’ advertising budgets, which are often viewed as discretionary expenditures, may increase or decrease significantly over a short period of time. In addition, the advertising budgets of our customers may fluctuate as a result of:

•	weakness in corporate IT spending, resulting in a decline in IT advertising spending — the Company has, in fact, seen continued weakness in corporate IT spending and that trend may continue;

•	increased concentration in the IT industry as a result of consolidations, leading to a decrease in the number of current and prospective customers, as well as an overall reduction in advertising;

•	reduced spending by combined entities following such consolidations;

•	the timing of advertising campaigns around new product introductions and initiatives; and

•	economic conditions specific to the IT industry.

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

We compete for potential advertisers with a number of different types of offerings and companies, including: broad-based media outlets, such as television, newspapers and business periodicals that are designed to reach a wide audience; general purpose portals and search engines; and offline and online offerings of media companies that produce content specifically for IT professionals, including International Data Group, United Business Media, QuinStreet and CNet. Advertisers may choose our competitors over us not only because they prefer our competitors’ online and events offerings to ours but also because advertisers prefer to utilize other forms of advertising offered by our competitors that are not offered by us and/or to diversify their advertising expenditures. Although approximately 18% of our revenues for the three months ended March 31, 2013 were derived from advertisers located outside of North America, as we continue to expand internationally, as we have in the last several years by commencing operations of our own websites in the United Kingdom, India, Spain, China and Australia, by acquiring the Computer Weekly and MicroScope properties from Reed Business Information Limited in the United Kingdom, by commencing operations in Singapore in February 2012 and, most recently, by acquiring LeMagIT in France, also in 2012, we expect to compete with many of the competitors mentioned above, as well as with established media companies based in particular countries or geographical regions. Many of these foreign-based media companies will be larger than we are and will have established relationships with local advertisers. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. As a result, we could lose market share to our competitors in one or more of our businesses and our revenues could decline.

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

In the course of our operating history, we have acquired assets and businesses. Some of our acquisitions have resulted in the recording of a significant amount of goodwill and/or intangible assets on our financial statements. We had approximately $100.2 million of goodwill and net intangible assets as of March 31, 2013. The goodwill and/or intangible assets were recorded because the fair value of the net tangible assets acquired was less than the purchase price. We may not realize the full value of the goodwill and/or intangible assets. As such, we evaluate goodwill and other intangible assets with indefinite useful lives for impairment on an annual basis or more frequently if events or circumstances suggest that the asset may be impaired. We did not have any intangible assets with indefinite lives as of March 31, 2013 or December 31, 2012. We evaluate other intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. If goodwill or other intangible assets are determined to be impaired, we will write off the unrecoverable portion as a charge to our earnings. If we acquire new assets and businesses in the future, as we intend to do, we may record additional goodwill and/or intangible assets. The possible write-off of the goodwill and/or intangible assets could negatively impact our future earnings and, as a result, the market price of our common stock could decline.

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

If our existing stockholders sell, or indicate the intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. A large portion of our outstanding shares of common stock is held by our officers, directors and significant stockholders. Two of the largest percentages of our shares are owned by venture capital funds, which are typically structured to have a finite life. As these venture capital funds approach or pass the respective terms of the fund, the decision to sell or hold our stock may be based not only on the underlying investment merits of our stock but also on the requirements of their internal fund structure. Our directors, executive officers and significant stockholders beneficially own approximately 24 million shares of our common stock, which represents 63% of our shares outstanding as of March 31, 2013. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline substantially.

A limited number of stockholders will have the ability to influence the outcome of director elections and other matters requiring stockholder approval.

Our directors, executive officers and significant stockholders beneficially own approximately 63% of our outstanding common stock. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the election of directors, the amendment of our certificate of incorporation and bylaws and the approval of mergers or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by other stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities

None.

(b)	Use of Proceeds from Registered Securities

None.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases by the Company during the quarter ended March 31, 2013 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share *	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2013 – January 31, 2013	65,781	$4.83	65,781	$19,501,348
February 1, 2013 – February 28, 2013	881,496	$4.71	881,496	$15,333,060
March 1, 2013 – March 31, 2013	1,146,274	$4.87	1,146,274	$9,709,226

Total (2)	2,093,551	$4.81	2,093,551	$9,709,226

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

TECHTARGET, INC (Registrant)
Date: May 10, 2013	By:	/s/ GREG STRAKOSCH
Greg Strakosch, Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2013	By:	/s/ JANICE KELLIHER
Janice Kelliher, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)

Exhibit Index

Exhibit No.	Description of Exhibit

31.1	Certification of Greg Strakosch, Chief Executive Officer of TechTarget, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, dated May 10, 2013.

31.2	Certification of Janice Kelliher, Chief Financial Officer and Treasurer of TechTarget, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, dated May 10, 2013.

32.1	Certifications of Greg Strakosch, Chief Executive Officer of TechTarget, Inc. and Janice Kelliher, Chief Financial Officer and Treasurer of TechTarget, Inc. pursuant to 18 U.S.C. Section 1350, dated May 10, 2013.

101**	The following materials from TechTarget Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Condensed Notes to Consolidated Financial Statements (unaudited).

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filing, except to the extent the Company specifically incorporates it by reference.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.