Form 10-Q
period 2013-09-30
TechTarget Inc
filed 2013-11-12
CIK 1293282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The registrant had 31,722,421 shares of Common Stock, $0.001 par value per share, outstanding as of November 6, 2013.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TECHTARGET, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,272	$48,409
Short-term investments	12,878	6,610
Accounts receivable, net of allowance for doubtful accounts of $871 and $911 as of September 30, 2013 and December 31, 2012, respectively	25,780	24,185
Prepaid expenses and other current assets	5,121	1,427
Deferred tax assets	854	862

Total current assets	73,905	81,493
Property and equipment, net	9,583	8,817
Long-term investments	26,132	21,321
Goodwill	94,125	93,792
Intangible assets, net of accumulated amortization	5,368	7,043
Deferred tax assets	6,713	7,457
Other assets	303	269

Total assets	$216,129	$220,192

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,024	$2,907
Accrued expenses and other current liabilities	5,231	3,535
Accrued compensation expenses	734	1,233
Income taxes payable	—	1,186
Deferred revenue	10,441	5,985

Total current liabilities	19,430	14,846
Long-term liabilities:
Deferred rent	3,049	3,250
Deferred tax liabilities	733	702
Contingent consideration	1,401	1,180
Other liabilities	922	900

Total liabilities	25,535	20,878
Commitments and contingencies (Note 9)	—	—
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 47,268,333 shares issued and 38,704,236 shares outstanding at September 30, 2013 and 45,461,257 shares issued and 39,507,439 shares outstanding at December 31, 2012	47	46
Treasury stock	(48,295)	(35,810)
Additional paid-in capital	268,754	263,426
Accumulated other comprehensive income (loss)	136	(136)
Accumulated deficit	(30,048)	(28,212)

Total stockholders’ equity	190,594	199,314

Total liabilities and stockholders’ equity	$216,129	$220,192

See accompanying notes.

TECHTARGET, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)
Revenues:
Online	$18,830	$20,447	$57,676	$65,556
Events	3,281	4,102	7,081	9,076

Total revenues	22,111	24,549	64,757	74,632
Cost of revenues:
Online(1)	5,514	5,828	17,580	17,818
Events(1)	1,221	1,371	2,984	3,289

Total cost of revenues	6,735	7,199	20,564	21,107

Gross profit	15,376	17,350	44,193	53,525
Operating expenses:
Selling and marketing(1)	8,773	9,082	26,986	27,472
Product development(1)	1,680	1,919	5,097	5,655
General and administrative(1)	3,595	3,433	10,547	10,061
Depreciation	961	850	2,818	2,428
Amortization of intangible assets	474	843	1,756	2,654

Total operating expenses	15,483	16,127	47,204	48,270

Operating (loss) income	(107)	1,223	(3,011)	5,255
Interest income, net	21	37	15	85

(Loss) income before (benefit from) provision for income taxes	(86)	1,260	(2,996)	5,340
(Benefit from) provision for income taxes	(663)	588	(1,160)	2,338

Net income (loss)	$577	$672	$(1,836)	$3,002

Net income (loss) per common share:
Basic	$0.01	$0.02	$(0.05)	$0.07

Net income (loss) per common share:
Diluted	$0.01	$0.02	$(0.05)	$0.07

Weighted average common shares outstanding:
Basic	39,049	40,328	39,394	40,125

Weighted average common shares outstanding:
Diluted	39,502	40,878	39,394	40,894

Comprehensive income (loss)	$573	$758	$(1,564)	$3,133

(1) Amounts include stock-based compensation expense as follows:

Cost of online revenues	$43	$50	$128	$150
Cost of events revenues	4	4	12	12
Selling and marketing	645	824	1,936	2,213
Product development	52	66	154	194
General and administrative	638	543	1,798	1,341

See accompanying notes.

TECHTARGET, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2013	2012
	(Unaudited)
Operating Activities:
Net (loss) income	$(1,836)	$3,002
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	4,574	5,082
Provision for bad debt	334	319
Amortization of investment premiums	365	844
Stock-based compensation expense	4,026	3,910
Deferred tax benefit	1,972	33
Excess tax benefit – stock options	(658)	(374)
Other non-cash	23	—
Changes in operating assets and liabilities:
Accounts receivable	(1,946)	70
Prepaid expenses and other current assets	(3,686)	(467)
Other assets	(49)	(66)
Accounts payable	102	(196)
Income taxes payable	(655)	(619)
Accrued expenses and other current liabilities	1,838	(1,173)
Accrued compensation expenses	(533)	(221)
Deferred revenue	4,457	2,435
Other liabilities	(1,560)	(244)

Net cash provided by operating activities	6,768	12,335

Investing activities:
Purchases of property and equipment, and other assets	(3,609)	(3,182)
Purchases of investments	(16,433)	(14,776)
Proceeds from sales and maturities of investments	5,000	20,524

Net cash (used in) provided by investing activities	(15,042)	2,566

Financing activities:
Excess tax benefit—stock options	658	374
Purchase of treasury shares	(12,409)	(180)
Tender offer fees	(76)	—
Proceeds from exercise of stock options	951	765

Net cash (used in) provided by financing activities	(10,876)	959

Effect of exchange rate changes on cash and cash equivalents	13	56

Net (decrease) increase in cash and cash equivalents	(19,137)	15,916
Cash and cash equivalents at beginning of period	48,409	25,786

Cash and cash equivalents at end of period	$29,272	$41,702

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—

Cash paid for taxes	$2,835	$3,623

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

Lead generation offerings may also include an additional service, Nurture & Qualify (formerly called Nurture & Notify), in which case revenue is recognized ratably over the period of the campaign as a combined unit of accounting. As part of these lead generation campaign offerings, the Company will guarantee a minimum number of qualified leads to be delivered over the course of the advertising campaign. The Company determines the content necessary to achieve performance guarantees. Scheduled end dates of advertising campaigns sometimes need to be extended, pursuant to the terms of the arrangement, to satisfy lead guarantees. The Company estimates a revenue reserve necessary to adjust revenue recognition for extended advertising campaigns. These estimates are based on the Company’s experience in managing and fulfilling these offerings. The customer has cancellation privileges which generally require advance notice by the customer and require proportional payment by the customer for the portion of the campaign period provided by the Company. Additionally, the Company offers sales incentives to certain customers, primarily in the form of volume rebates, which are classified as a reduction of revenues and are calculated based on the terms of the specific customer’s contract. The Company accrues for these sales incentives based on contractual terms and historical experience.

Revenue for other significant online media offerings is recognized as follows:

•	Custom Content Creation. Custom content revenue is recognized when the creation is completed and delivered to the customer, with the exception of microsites which are recognized over the period during which they are live.

•	Content Sponsorships. Content sponsorship revenue is recognized ratably over the period in which the related content asset is available on the Company’s websites.

•	List Rentals and IT Deal Alert™. List rental and IT Deal Alert revenue is recognized in the period in which the delivery is made to the Company’s customer.

•	Banners. Banner revenue is recognized in the period in which the banner impressions or clicks occur.

•	Third Party Revenue Sharing Arrangements. Revenue from third party revenue sharing arrangements is recognized on a net basis in the period in which the services are performed. For certain third party agreements where the Company is the primary obligor, revenue is recognized on a gross basis in the period in which the services are performed.

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

Based on the aforementioned evaluation, the Company believes that, as of balance sheet date presented, none of the Company’s goodwill or other long-lived assets were impaired. The Company did not have any intangible assets with indefinite lives as of September 30, 2013 or December 31, 2012.

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

Internal-Use Software and Website Development Costs

The Company capitalizes costs incurred during the development of its website applications and infrastructure as well as certain costs relating to internal-use software. The estimated useful life of costs capitalized is evaluated for each specific project. Capitalized internal-use software and website development costs are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized only if the carrying amount of the asset is not recoverable and exceeds its fair value. The Company capitalized internal-use software and website development costs of $0.9 million and $0.7 million for the three months ended September 30, 2013 and 2012, respectively, and $2.9 million and $2.3 million for the nine months ended September 30, 2013 and 2012, respectively.

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

Foreign Currency

The functional currency for each of the Company’s subsidiaries is each country’s local currency. All assets and liabilities are translated into U.S. dollar equivalents at either the exchange rate in effect on the balance sheet date or at a historical rate. Revenues and expenses are translated at average exchange rates. Translation gains or losses are recorded in stockholders’ equity as an element of accumulated other comprehensive income (loss).

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

3. Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, short- and long-term investments and contingent consideration. The fair value of these financial assets and liabilities was determined based on three levels of input as follows:

•	Level 1. Quoted prices in active markets for identical assets and liabilities;

•	Level 2. Observable inputs other than quoted prices in active markets; and

•	Level 3. Unobservable inputs.

The fair value hierarchy of the Company’s financial assets and liabilities carried at fair value and measured on a recurring basis is as follows:

		Fair Value Measurements at Reporting Date Using
	September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$15,286	$15,286	$—	$—
Short-term investments(2)	12,878	—	12,878	—
Long-term investments(2)	26,132	—	26,132	—

Total	$54,296	$15,286	$39,010	$—

Liabilities:
Contingent consideration(3)	$1,401	$—	$—	$1,401

Total liabilities	$1,401	$—	$—	$1,401

	Fair Value Measurements at Reporting Date Using
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$33,345	$33,345	$—	$—
Short-term investments(2)	6,610	—	6,610	—
Long-term investments(2)	21,321	—	21,321	—

Total	$61,276	$33,345	$27,931	$—

Liabilities:
Contingent consideration(3)	$1,180	$—	$—	$1,180

Total liabilities	$1,180	$—	$—	$1,180

(1)	Included in cash and cash equivalents on the accompanying consolidated balance sheets; valued at quoted market prices in active markets.
(2)	Short- and long-term investments consist of municipal bonds and government agency bonds; their fair value is calculated using an interest rate yield curve for similar instruments.
(3)	Our valuation techniques and Level 3 inputs used to estimate the fair value of contingent consideration payable in connection with our 2012 acquisition are described in Note 5. During the nine months ended September 30, 2013 the contingent consideration increased by approximately $221 when it was remeasured to fair value.

4. Cash, Cash Equivalents and Investments

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less at date of purchase. Cash equivalents are carried at cost, which approximates their fair market value. Cash and cash equivalents consisted of the following:

	September 30, 2013	December 31, 2012
	(Unaudited)
Cash	$13,986	$15,064
Money market funds	15,286	33,345

Total cash and cash equivalents	$29,272	$48,409

The Company’s short- and long-term investments are accounted for as available for sale securities. These investments are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive (loss) income, a component of stockholders’ equity, net of tax. The unrealized gain, net of taxes, was $22 and $14 as of September 30, 2013 and December 31, 2012, respectively. Realized gains and losses on the sale of these investments are determined using the specific identification method. There were no realized gains or losses during the three or nine months ended September 30, 2013 or 2012.

Short- and long-term investments consisted of the following:

	September 30, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Unaudited)
Short- and long-term investments:
Municipal bonds	$19,739	$12	$(1)	$19,750
Government agency and US Treasury bonds	19,237	23	—	19,260

Total short- and long-term investments	$38,976	$35	$(1)	$39,010

	December 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short- and long-term investments:
Municipal bonds	$16,373	$10	$(7)	$16,376
Government agency bonds	11,535	20	—	11,555

Total short- and long-term investments	$27,908	$30	$(7)	$27,931

The Company had four debt securities in an unrealized loss position at September 30, 2013. All of these securities have been in such a position for less than 18 months. The unrealized loss on those securities was approximately $1 and the fair value was $4.1 million. As of September 30, 2013, the Company does not consider these investments to be other-than-temporarily impaired.

These securities have contractual maturity dates that range from December 2013 to December 2015. All income generated from these investments is recorded as interest income.

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

The Company engaged a third party valuation specialist to assist management in determining the fair value of the intangible assets of LeMagIT as well as the contingent consideration related to the transaction. To value the developed website assets an income approach was used, specifically a variation of the discounted cash-flow method known as the multi-period excess earnings method. The projected net cash flows were discounted using a discount rate of 28%. To value the customer relationship and trade name assets, a relief from royalty method was used to estimate the pre-tax royalty savings to the Company of owning the customer relationships and trade name related to LeMagIT directly rather than having to pay to use the asset. The projected net cash flows from the pre-tax royalty savings were tax affected using an effective rate of 33.3% and then discounted using a discount rate of 28% to calculate the value of the customer relationship and trade name intangible assets. To value the member database, a replacement cost approach was used, specifically a calculation of costs to acquire new members by taking the cost of a member list acquired by LeMagIT in 2012, applying a premium of 50% per member, and multiplying it times the total number of active members at the valuation date. This value was tax effected using an effective rate of 33.3%. Additionally, a tax benefit multiplier of 1.141 was applied to the value of the member database to arrive at the total fair value of the member database asset. To value the non-compete agreement, a comparative business valuation method was used. Based on a non-compete term of 36 months, management projected net cash flows for the Company with and without the non-compete agreement in place. The present value of the sum of the difference between the net cash flows with and without the non-compete agreement in place was calculated, based on a discount rate of 27%.

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

6. Intangible Assets

Intangible assets subject to amortization as of September 30, 2013 and December 31, 2012 consist of the following:

		As of September 30, 2013
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
			(Unaudited)
Customer, affiliate and advertiser relationships	4 – 9	$7,122	$(4,315)	$2,807
Developed websites, technology and patents	3	6,914	(5,640)	1,274
Trademark, trade name and domain name	1 - 7	2,031	(1,399)	632
Proprietary user information database and internet traffic	5	1,304	(717)	587
Non-compete agreements	2 - 3	446	(378)	68

Total intangible assets		$17,817	$(12,449)	$5,368

		As of December 31, 2012
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer, affiliate and advertiser relationships	4 – 9	$7,067	$(3,586)	$3,481
Developed websites, technology and patents	3 – 10	6,874	(5,100)	1,774
Trademark, trade name and domain name	1 - 8	2,026	(1,152)	874
Proprietary user information database and Internet traffic	5	1,295	(519)	776
Non-compete agreements	2 - 3	439	(301)	138

Total intangible assets		$17,701	$(10,658)	$7,043

Intangible assets are amortized over their estimated useful lives, which range from one to ten years, using methods of amortization that are expected to reflect the estimated pattern of economic use. The remaining amortization expense will be recognized over a weighted-average period of approximately 2.53 years. Amortization expense was $0.5 million and $0.8 million for the three months ended September 30, 2013 and 2012, respectively, and $1.8 million and $2.7 million for the nine months ended September 30, 2013 and 2012, respectively. Amortization expense is recorded within operating expenses as the intangible assets consist of customer-related assets and website traffic that the Company considers to be in support of selling and marketing activities. The Company wrote off $1.9 million of fully amortized intangible assets in the first nine months of 2012.

The Company expects amortization expense of intangible assets to be as follows:

Years Ending December 31:	Amortization Expense
2013 (October 1st – December 31st)	$463
2014	1,761
2015	1,464
2016	908
2017	202
Thereafter	570

$5,368

7. Net Income (Loss) Per Common Share

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per common share is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)
Numerator:
Net income (loss)	$577	$672	$(1,836)	$3,002

Denominator:
Basic:
Weighted average shares of common stock outstanding	39,048,697	40,327,507	39,394,095	40,124,966

Diluted:
Weighted average shares of common stock outstanding	39,048,697	40,327,507	39,394,095	40,124,966
Effect of potentially dilutive shares(1)	452,956	550,068	—	769,279

Total weighted average shares of common stock outstanding	39,501,653	40,877,575	39,394,095	40,894,245

Net Income (Loss) Per Common Share:
Basic net income (loss) per common share	$0.01	$0.02	$(0.05)	$0.07

Diluted net income (loss) per common share	$0.01	$0.02	$(0.05)	$0.07

(1)	Shares used to calculate diluted earnings per share exclude 466,465 shares related to outstanding stock options and unvested restricted stock awards for the nine months ended September 30, 2013 that would have been dilutive if the Company had net income during that period. Additionally, in calculating diluted earnings per share, 5,052,285 and 4,393,667 shares related to outstanding stock options and unvested restricted stock awards were excluded for the three months ended September 30, 2013 and 2012, respectively, and 5,436,691 and 4,124,111 shares related to outstanding stock options and unvested restricted stock awards were excluded for the nine months ended September 30, 2013 and 2012, respectively, because they were anti-dilutive.

8. Bank Term Loan Payable

The Company’s $5.0 million revolving credit facility was amended in August 2011, extending its term and adjusting certain other financial terms and covenants. Unless earlier payment is required by an event of default, all principal and unpaid interest will be due and payable on August 31, 2016. At the Company’s option, the Revolving Credit Facility (the “Credit Agreement”) bears interest at either the prime rate less 1.00% or the London Interbank Offered Rate (“LIBOR”) plus the applicable LIBOR margin. The applicable LIBOR margin is based on the ratio of total funded debt to earnings before interest, other income and expense, income taxes, depreciation, and amortization (“EBITDA”) for the preceding four fiscal quarters. As of September 30, 2013, the applicable LIBOR margin was 1.25%.

The Company is also required to pay an unused line fee on the daily unused amount of the Credit Agreement at a per annum rate based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters. As of September 30, 2013, the per annum unused line fee rate was 0.20%.

At September 30, 2013 and December 31, 2012 there were no amounts outstanding under the Credit Agreement. There was a $1.0 million standby letter of credit related to the Company’s corporate headquarters lease that was outstanding at September 30, 2013, bringing the Company’s available borrowings on the $5.0 million facility to $4.0 million.

Borrowings under the Credit Agreement are collateralized by a security interest in substantially all assets of the Company. Covenants governing the Credit Agreement include the maintenance of certain financial ratios. At September 30, 2013 the Company was in compliance with all covenants under the Credit Agreement.

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

Future minimum lease payments under the Company’s noncancelable operating leases at September 30, 2013 are as follows:

Years Ending December 31:	Minimum Lease Payments
(Unaudited)
2013 (October 1st – December 31st)	$1,112
2014	4,243
2015	3,499
2016	3,528
2017	3,287
Thereafter	7,401

$23,070

The Company has an irrevocable standby letter of credit outstanding in the aggregate amount of $1.0 million. This letter of credit supports the lease the Company entered into in 2009 for its corporate headquarters. This letter of credit extends, subject to certain reductions, annually through February 28, 2020 unless notification of termination is received.

Net Worth Tax Contingency

In late March 2010, the Company received a letter from the Department of Revenue of the Commonwealth of Massachusetts (the “MA DOR”) requesting documentation demonstrating that TSC has been classified by the MA DOR as a Massachusetts security corporation. Following subsequent correspondence with the MA DOR and a settlement conference on March 22, 2011, the Company received on July 16, 2011 a Notice of Assessment from the MA DOR for 2006 and 2007 in the amount of approximately $198 (which amount included all interest and penalties to date) with respect to additional excise taxes on net worth related to TSC. Based on the Company’s previous assessment that it was probable that the MA DOR would require an adjustment to correct TSC’s tax filings such that it will be treated as a Massachusetts business corporation for the applicable years, for the year ended December 31, 2010, the Company recorded a liability of approximately $200, representing its best estimate at that time of the potential net worth tax exposure. The tax benefits available to a Massachusetts security corporation are comprised of (i) a different rate structure (1.32% on gross investment income vs. 9.5% on net income) and (ii) exemption from the 0.26% excise tax on net worth. On August 17, 2011, the Company filed Applications for Abatement with the MA DOR. On January 6, 2012, the Company filed Petitions for Formal Procedure with the Massachusetts Appellate Tax Board. The trial date has been re-scheduled for April 22, 2014. The Company intends to continue to dispute the assessment and believes it has meritorious defenses which, both directly and via claims against third parties, it intends to assert. The Company increased the reserve assessment to reflect additional interest accrued through September 30, 2013.

Litigation

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At September 30, 2013 and December 31, 2012, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

10. Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during a period, except those resulting from investments by stockholders and distributions to stockholders. For the three and nine months ended September 30, 2013 and 2012 the Company’s comprehensive income (loss) is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)
Net income (loss)	$577	$672	$(1,836)	$3,002
Other comprehensive (loss) income
Unrealized gain on investments (net of tax effect of $14, $0, $4 and $7, respectively)	27	1	8	2
Unrealized (loss) gain on foreign currency exchange	(31)	85	264	129

Other comprehensive (loss) income	(4)	86	272	131

Total comprehensive income (loss)	$573	$758	$(1,564)	$3,133

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

In April 2007, the Board approved the 2007 Stock Option and Incentive Plan (the “2007 Plan”), which was approved by the stockholders and became effective upon the consummation of the Company’s IPO in May 2007. Effective upon the consummation of the IPO, no further awards were made pursuant to the 1999 Plan, but any outstanding awards under the 1999 Plan will remain in effect and will continue to be subject to the terms of the 1999 Plan. The 2007 Plan allows the Company to grant ISOs, NSOs, stock appreciation rights, deferred stock awards, restricted stock and other awards. Under the 2007 Plan, stock options may not be granted at less than fair market value on the date of grant, and grants generally vest over a four year period. Stock options granted under the 2007 Plan expire no later than ten years after the grant date. The Company has reserved for issuance an aggregate of 2,911,667 shares of common stock under the 2007 Plan plus an additional annual increase to be added automatically on January 1 of each year, beginning on January 1, 2008, equal to the lesser of (a) 2% of the outstanding number of shares of common stock (on a fully-diluted basis) on the immediately preceding December 31 and (b) such lower number of shares as may be determined by the Company’s compensation committee. The number of shares available for issuance under the 2007 Plan is subject to adjustment in the event of a stock split, stock dividend or other change in capitalization. Generally, shares that are forfeited or canceled from awards under the 2007 Plan also will be available for future awards. To date, approximately 5.9 million shares have been added to the plan in accordance with the automatic annual increase. In addition, shares subject to stock options returned to the 1999 Plan, as a result of their expiration, cancellation or termination, are automatically made available for issuance under the 2007 Plan. As of September 30, 2013 a total of 1,555,555 shares were available for grant under the 2007 Plan.

Accounting for Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of option awards.

As there was no public market for the Company’s common stock prior to the Company’s IPO in May 2007, and limited historical information on the volatility of its common stock since the date of the Company’s IPO, the Company has determined the volatility for options granted based on an analysis of the historical volatility of the Company’s stock and reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using a weighted average of the historical volatility of the Company’s stock and the peer group of companies for a period equal to the expected life of the option. The expected life of options has been determined utilizing the “simplified” method. The risk-free interest rate is based on a zero coupon United States treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero. There were no stock options granted in the three or nine months ended September 30, 2013 or 2012.

A summary of the stock option activity under the Company’s stock option plan for the nine months ended September 30, 2013 is presented below:

Year-to-Date Activity	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
	(Unaudited)
Options outstanding at December 31, 2012	5,486,687	$6.88
Granted	—	—
Exercised	(434,141)	2.19
Forfeited	(33,125)	6.44
Cancelled	(347,476)	8.20

Options outstanding at September 30, 2013	4,671,945	$7.22	3.6	$196

Options exercisable at September 30, 2013	4,596,945	$7.23	3.6	$196

Options vested or expected to vest at September 30, 2013 (1)	4,663,359	$7.22	3.6	$196

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

During the nine months ended September 30, 2013 and 2012, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $1.2 million and $0.2 million, respectively, and the total amount of cash received from exercise of these options was $0.9 million and $0.8 million, respectively. The total grant date fair value of stock options granted after January 1, 2006 that vested during the nine months ended September 30, 2013 and 2012 was $0.5 million and $1.1 million, respectively.

Restricted Stock Awards

Restricted stock awards are valued at the market price of a share of the Company’s common stock on the date of grant. A summary of the restricted stock award activity under the 2007 Plan for the nine months ended September 30, 2013 is presented below:

Year-to-Date Activity	Shares	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
	(Unaudited)
Nonvested outstanding at December 31, 2012	2,992,187	$5.16
Granted	556,373	4.86
Vested	(671,060)	4.89
Forfeited	(130,000)	5.30

Nonvested outstanding at September 30, 2013	2,747,500	$5.16	$13,683

The total grant-date fair value of restricted stock awards that vested during the nine months ended September 30, 2013 and 2012 was $3.3 million and $2.3 million, respectively. As of September 30, 2013, there was $11.9 million of total unrecognized compensation expense related to stock options and restricted stock awards which is expected to be recognized over a weighted average period of 2.3 years.

12. Stockholders’ Equity

Tender Offer

On September 25, 2013, the Company commenced a tender offer to purchase up to 6.5 million shares of its common stock at a price of $5.00 per share. The tender offer expired on October 24, 2013. In accordance with applicable SEC regulations and the terms of the tender offer, the Company accepted for purchase 7,100,565 shares of its common stock for a total cost of $35.7 million, which includes an estimated $0.2 million in fees and expenses.

Preferred Shares Authorized

In April 2007, the Board of Directors authorized 5,000,000 shares of undesignated preferred stock, par value $0.001 per share. No preferred shares have been issued as of September 30, 2013.

Reserved Common Stock

As of September 30, 2013, the Company has reserved 9,358,751 shares of common stock for options and restricted stock awards outstanding and available for grant under stock award plans.

Common Stock Repurchase Program

On August 3, 2012, the Company’s Board of Directors authorized a $20 million stock repurchase program (the “Program”) authorizing the Company to repurchase its common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased was determined based on an evaluation of market conditions and other factors. The Company elected to implement a Rule 10b5-1 trading plan to make such purchases, which permits shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The Program was terminated immediately prior to the commencement of the tender offer on September 25, 2013.

During the nine months ended September 30, 2013 the Company repurchased 2,610,279 shares of common stock for $12.4 million pursuant to the Program. During the year ended December 31, 2012 the Company repurchased 95,940 shares of common stock for $467 pursuant to the Program. Repurchased shares are recorded under the cost method and are reflected as treasury stock in the accompanying Consolidated Balance Sheets. All repurchased shares were funded with cash on hand.

13. Income Taxes

The Company’s effective income tax rate was 38.7% and 43.8% for the nine months ended September 30, 2013 and 2012, respectively. The effective income tax rate is based upon the estimated annual effective tax rate in compliance with ASC 740, Income Taxes, and other related guidance. The Company updates the estimate of its annual effective tax rate at the end of each quarterly period. The Company’s estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and its interpretations of tax laws.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company recognized interest and penalties totaling $30 in income tax expense in the nine months ended September 30, 2013.

For the year ended December 31, 2010, the Company had recorded a tax reserve of approximately $400 for the potential state income tax liability arising from the difference between the income tax rates applicable for security corporations and business corporations in Massachusetts, relating to the matter described in Note 9. In connection with such matter, on July 16, 2011, the Company received a Notice of Assessment from the MA DOR for 2006 and 2007 in the amount of approximately $345 (which amount included all interest and penalties to date) with respect to additional income taxes related to TechTarget, Inc. The Company increased the reserve assessment to reflect additional interest accrued through the third quarter of 2013. The balance of the reserve assessment as of September 30, 2013 was $454. On August 17, 2011, the Company filed Applications for Abatement with the MA DOR. On January 6, 2012, the Company filed Petitions under Formal Procedure with the Massachusetts Appellate Tax Board. The trial date has been re-scheduled for April 22, 2014. The Company intends to continue to dispute the assessment and believes it has meritorious defenses which, both directly and via claims against third parties, it intends to assert.

The Company’s 2009 and 2010 federal tax returns are currently under audit by the IRS. The Company’s 2008 through 2010 returns are currently under audit by the State of New York.

14. Segment Information

The Company views its operations and manages its business as one operating segment based on factors such as how the Company manages its operations and how its chief operating decision maker reviews results and makes decisions on how to allocate resources and assess performance.

Geographic Data

Net sales to unaffiliated customers by geographic area were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)
United States	$17,794	$21,096	$51,998	$64,480
International	4,317	3,453	12,759	10,152

Total	$22,111	$24,549	$64,757	$74,632

Long-lived assets by geographic area were as follows:

	September 30, 2013	December 31, 2012
United States	$101,597	$101,858
International	7,479	7,794

Total	$109,076	$109,652

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

Executive Summary

During 2012 and the nine-month period ended September 30, 2013, we made progress on our strategy to grow our business and increase the reach of our offerings. It continues to be the case that, central to these efforts, is the progress that we are making with our new product platform, Activity Intelligence™, and the continued expansion of our direct international capabilities.

Key strategic activities during the period ended September 30, 2013 included:

International Update – Our international online revenues represented 31% of online revenue in the third quarter and grew approximately 25% in the quarter versus the same period last year. We continue to make good progress in Germany where we launched direct operations in June after a long term partnership expired.

•	Site Update: In the three-month period ended September 30, 2013, we upgraded our LeMagIT.fr site resulting in an expanded product capability set for the French enterprise IT market.

IT Deal Alert™ – IT Deal Alert Qualified Opportunities, which we introduced at the end of the second quarter, is gaining traction with our customers. In the third quarter we had more than 50 customers utilizing our IT Deal Alert Service. This is up from 25 customers in Q2. We expect this adoption to accelerate in Q4 as we expect to have more than 85 customers by the end of the quarter. We continue to receive very positive feedback from customers on the service and expect IT Deal Alert to be a meaningful growth driver in 2014.

Business Trends

The following discussion highlights key trends affecting our business.

•	Macro-economic Conditions and Industry Trends. Because all of our customers are IT vendors, the success of our business is intrinsically linked to the health, and subject to market conditions, of the IT industry. In the three-month period ended September 30, 2013, we saw continued weakness in the IT market. As a result, we have continued to see evidence that some IT vendors’ North American advertising budgets are being cut, which is negatively affecting our growth rate. Additionally this deceleration has affected all segments of our customer base. As a result, until management is able to better determine if the pullback in spending by our customers is a temporary condition or a new level of spending, although we will continue to invest in growth areas, management will carefully control discretionary spending such as travel and entertainment, and the filling of new and replacement positions, in an effort to maintain profit margins and cash flow.

•	Customer Segments. In the three-month period ended September 30, 2013, revenue from our top 12 global customers declined by approximately 3%, our mid-sized customers (our next largest 100 customers) declined by approximately 8% and our smaller customers declined by approximately 7%. All three of our customer segments continue to report seeing a weak environment with lower demand and customers delaying IT purchases, which is resulting in elongated purchase cycles. This translates into our customers being very cautious with their marketing expenditures.

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

Online. Online revenue represented 85% and 83% of total revenues for the three months ended September 30, 2013 and 2012, respectively and 89% and 88% of total revenues for the nine months ended September 30, 2013 and 2012, respectively. Our network of websites forms the core of our content platform. Our websites provide IT professionals with comprehensive decision support information tailored to their specific areas of responsibility and purchasing decisions. Through our websites, we offer a variety of online media offerings to connect IT vendors to IT professionals. Our lead generation offerings allow IT vendors to maximize ROI by capturing qualified sales leads from the distribution and promotion of content to our audience of IT professionals. In August of 2011, TechTarget released a major upgrade to its Activity Intelligence platform. Beginning in 2012, all of our lead generation campaigns offer the Activity Intelligence Dashboard.

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

Events. Events revenue represented 15% and 17% of total revenues for the three months ended September 30, 2013 and 2012, respectively and 11% and 12% of total revenues for the nine months ended September 30, 2013 and 2012, respectively. Most of our media groups operate revenue generating events. The majority of our events are free to IT professionals and are sponsored by IT vendors. Attendees are pre-screened based on event-specific criteria such as sector-specific budget size, company size, or job title. We offer three types of events: multi-day conferences, single-day seminars and custom events. Multi-day conferences provide independent expert content for our attendees and allow vendors to purchase exhibit space and other sponsorship offerings that enable interaction with the attendees. We also hold single-day seminars on various topics in major cities. These seminars provide independent content on key sub-topics in the sectors we serve, are free to qualified attendees, and offer multiple vendors the ability to interact with specific, targeted audiences actively focused on buying decisions. Our custom events differ from our seminars in that they are exclusively sponsored by a single IT vendor, and the content is driven primarily by the sole sponsor.

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

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, short-term and long-term investments, accounts receivable, accounts payable and contingent consideration. Due to their short-term nature and liquidity, the carrying value of these instruments with the exception of contingent consideration approximates their estimated fair values. The fair value of contingent consideration was estimated using a discounted cash flow method.

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

The allowance for doubtful accounts was $0.9 million at September 30, 2013 and $0.9 million at December 31, 2012.

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

As there was no public market for our common stock prior to our initial public offering in May 2007, and there has been limited historical information on the volatility of our common stock since the date of our initial public offering, we determine the volatility for options granted based on an analysis of the historical volatility of our stock and reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted has been determined using a weighted average of the historical volatility of our stock and the peer group of companies for a period equal to the expected life of the option. The risk-free interest rate is based on a zero coupon United States treasury instrument whose term is consistent with the expected life of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. There were no options granted during the three or nine months ended September 30, 2013 or 2012.

Internal-Use Software and Website Development Costs

We capitalize costs of materials, consultants and compensation and related expenses of employees who devote time to the development of internal-use software and website applications and infrastructure involving developing software to operate our websites. However, we expense as incurred website development costs for new features and functionalities since it is not probable that they will result in additional functionality until they are both developed and tested with confirmation that they are more effective than the current set of features and functionalities on our websites. Our judgment is required in determining the point at which various projects enter the state at which costs may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized, which is generally three years. To the extent that we change the manner in which we develop and test new features and functionalities related to our websites, assess the ongoing value of capitalized assets or determine the estimated useful lives over which the costs are amortized, the amount of website development costs we capitalize and amortize in future periods would be impacted. We review capitalized internal-use software and website development costs for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We would recognize an impairment loss only if the carrying amount of the asset is not recoverable and exceeds its fair value. We capitalized internal-use software and website development costs of $0.9 million and $0.7 million for the three months ended September 30, 2013 and 2012, respectively, and $2.9 million and $2.3 million for the nine months ended September 30, 2013 and 2012, respectively.

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

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	(Unaudited and $ in thousands)
Revenues:
Online	$18,830	85%	$20,447	83%	$57,676	89%	$65,556	88%
Events	3,281	15	4,102	17	7,081	11	9,076	12

Total revenues	22,111	100	24,549	100	64,757	100	74,632	100
Cost of revenues:
Online	5,514	25	5,828	24	17,580	27	17,818	24
Events	1,221	5	1,371	6	2,984	5	3,289	4

Total cost of revenues	6,735	30	7,199	29	20,564	32	21,107	28

Gross profit	15,376	70	17,350	71	44,193	68	53,525	72
Operating expenses:
Selling and marketing	8,773	40	9,082	37	26,986	42	27,472	37
Product development	1,680	8	1,919	8	5,097	8	5,655	8
General and administrative	3,595	16	3,433	14	10,547	16	10,061	13
Depreciation	961	4	850	3	2,818	4	2,428	3
Amortization of intangible assets	474	2	843	3	1,756	3	2,654	4

Total operating expenses	15,483	70	16,127	66	47,204	73	48,270	65

Operating (loss) income	(107)	*	1,223	5	(3,011)	(5)	5,255	7
Interest income, net	21	*	37	*	15	*	85	*

(Loss) income before (benefit from) provision for income taxes	(86)	*	1,260	5	(2,996)	(4)	5,340	7
(Benefit from) provision for income taxes	(663)	(3)	588	2	(1,160)	(2)	2,338	3

Net income (loss)	$577	3%	$672	3%	$(1,836)	(3)%	$3,002	4%

*	Not meaningful

Comparison of Three Months Ended September 30, 2013 and 2012

Revenues

	Three Months Ended September 30,
	2013	2012	Increase (Decrease)	Percent Change
	(Unaudited)
	($ in thousands)
Revenues:
Online	$18,830	$20,447	$(1,617)	(8)%
Events	3,281	4,102	(821)	(20)

Total revenues	$22,111	$24,549	$(2,438)	(10)%

Online. The decrease in online revenue was primarily attributable to a $2.3 million decrease in lead generation offerings, primarily in North America, caused by continued delays in IT purchases due to uncertainty in the macro environment. This decrease was offset in part by increases in branding revenues, primarily due to higher banner sales volume, international revenues and revenues from new product offerings.

Events. The decrease in events revenue is primarily due to a reduction in the number of custom events and seminars that we conducted.

Cost of Revenues and Gross Profit

	Three Months Ended September 30,
	2013	2012	Increase (Decrease)	Percent Change
	(Unaudited)
	($ in thousands)
Cost of revenues:
Online	$5,514	$5,828	$(314)	(5)%
Events	1,221	1,371	(150)	(11)

Total cost of revenues	$6,735	$7,199	$(464)	(6)%

Gross profit	$15,376	$17,350	$(1,974)	(11)%

Gross profit percentage	70%	71%

Cost of Online Revenues. The decrease in cost of online revenues was primarily attributable to a reduction in variable direct costs due to the decrease in online revenues.

Cost of Events Revenues. Cost of events revenues decreased in the third quarter as compared to the same period a year ago, primarily due to decreases in variable direct and employee-related costs as a result of the decrease in the number of events that we conducted.

Gross Profit. Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. Gross profit for the third quarter of 2013 was 70% as compared to 71% in the third quarter of 2012. The decrease in online gross profit was $1.3 million and is attributable to the decrease in online revenue, offset in part by a decrease in related variable costs as compared to the third quarter of 2012. Events gross profit decreased by $0.7 million, primarily as a result of the lower events revenues. Because the majority of our costs are labor-related, we expect our gross profit to fluctuate from period to period depending on the total revenues for the period, as well as the relative contribution of online and events revenues to our total revenues.

Operating Expenses and Other

	Three Months Ended September 30,
	2013	2012	Increase (Decrease)	Percent Change
	(Unaudited)
	($ in thousands)
Operating expenses:
Selling and marketing	$8,773	$9,082	$(309)	(3)%
Product development	1,680	1,919	(239)	(12)
General and administrative	3,595	3,433	162	5
Depreciation	961	850	111	13
Amortization of intangible assets	474	843	(369)	(44)

Total operating expenses	$15,483	$16,127	$(644)	(4)%

Interest income, net	$21	$37	$(16)	(43)%

(Benefit from) provision for income taxes	$(663)	$588	$(1,251)	(213)%

Selling and Marketing. Selling and marketing expenses decreased $0.3 million year over year, primarily due to a $0.2 million decrease in stock-based compensation, due to the completion of vesting of certain equity awards, and a $0.2 million decrease in employee-related expenses, offset in part by an increase in international employee-related expenses, including tax equalization, due to international expansion.

Product Development. The decrease in product development expense was caused by a reduction in payroll and allocated costs due to these costs being capitalized at higher levels resulting from our ongoing internal development projects and, to a lesser extent, reduction in headcount.

General and Administrative. The increase in general and administrative expense was attributable to increases in legal fees related to our defense and pursuit of restitution we are claiming related to the MA DOR assessment of TechTarget Securities Corporation; stock-based compensation, primarily due to grants made late in 2012; bad debt expense; and certain employee-related and corporate expenses; offset in part by reductions in bad debt expense and foreign currency-related charges due to fluctuations in exchange rates.

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

Provision for Income Taxes. Our effective income tax rate was 812.8% and 46.7% for the three months ended September 30, 2013 and 2012, respectively. The effective income tax rate is based upon the estimated annual effective tax rate in compliance with ASC 740, Income Taxes, and other related guidance. We update the estimate of our annual effective tax rate at the end of each quarterly period. Our estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and interpretations of tax laws. The third quarter 2013 income tax rate was based on revised projections for the year.

Comparison of Nine Months Ended September 30, 2013 and 2012

Revenues

	Nine Months Ended September 30,
	2013	2012	Increase (Decrease)	Percent Change
	(Unaudited)
	($ in thousands)
Revenues:
Online	$57,676	$65,556	$(7,880)	(12)%
Events	7,081	9,076	(1,995)	(22)

Total revenues	$64,757	$74,632	$(9,875)	(13)%

Online. The decrease in online revenue was primarily attributable to a $6.9 million decrease in lead generation offerings as well as a $0.9 million decrease in branding revenues, primarily due to lower banner sales volume, and a $0.5 million decrease in third party revenues. The decrease is primarily in North American sales, caused by continued delays in IT purchases due to uncertainty in the macro environment, offset in part by an increase in international revenues as well as revenues from new product offerings.

Events. The decrease in events revenue is primarily due to a reduction in the number of custom events that we conducted.

Cost of Revenues and Gross Profit

	Nine Months Ended September 30,
	2013	2012	Increase (Decrease)	Percent Change
	(Unaudited)
	($ in thousands)
Cost of revenues:
Online	$17,580	$17,818	$(238)	(1)%
Events	2,984	3,289	(305)	(9)

Total cost of revenues	$20,564	$21,107	$(543)	(3)%

Gross profit	$44,193	$53,525	$(9,332)	(17)%

Gross profit percentage	68%	72%

Cost of Online Revenues. The decrease in cost of online revenues was primarily attributable to a reduction in variable direct and third party costs due to the decrease in online revenues year over year.

Cost of Events Revenues. Cost of events revenues decreased in the nine months ended September 30, 2013 as compared to the same period a year ago, primarily due to decreases in variable direct and employee-related costs as a result of the decrease in the number of events that we conducted.

Gross Profit. Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. Gross profit for the nine months ended September 30, 2013 was 68% as compared to 72% for the same period in 2012. The decrease in online gross profit was $7.6 million, primarily attributable to the decrease in online revenue as compared to the third quarter of 2012. Events gross profit decreased by $1.7 million, primarily as a result of the lower events revenues. Because the majority of our costs are labor-related, we expect our gross profit to fluctuate from period to period depending on the total revenues for the period, as well as the relative contribution of online and events revenues to our total revenues.

Operating Expenses and Other

	Nine Months Ended September 30,
	2013	2012	Increase (Decrease)	Percent Change
	(Unaudited)
	($ in thousands)
Operating expenses:
Selling and marketing	$26,986	$27,472	$(486)	(2)%
Product development	5,097	5,655	(558)	(10)
General and administrative	10,547	10,061	486	5
Depreciation	2,818	2,428	390	16
Amortization of intangible assets	1,756	2,654	(898)	(34)

Total operating expenses	$47,204	$48,270	$(1,066)	(2)%

Interest income, net	$15	$85	$(70)	(82)%

(Benefit from) provision for income taxes	$(1,160)	$2,338	$(3,498)	(150)%

Selling and Marketing. Selling and marketing expenses decreased $0.5 million year over year, primarily due to a $0.3 million decrease in stock-based compensation, due to the completion of vesting of certain equity awards, and a $0.3 million decrease in employee-related expenses, offset in part by an increase in international employee-related expenses, including tax equalization, due to international expansion.

Product Development. The decrease in product development expense was primarily caused by a reduction in payroll and allocated costs due to these costs being capitalized at higher levels resulting from our ongoing internal development projects.

General and Administrative. The increase in general and administrative expense was primarily attributable to increases in stock-based compensation, primarily due to grants made late in 2012, legal fees and foreign currency-related charges due to our increased international activity, offset in part by a reduction in employee-related and corporate expenses and bad debt expense.

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

Provision for Income Taxes. Our effective income tax rate was 38.7% and 43.8% for the nine months ended September 30, 2013 and 2012, respectively. The effective income tax rate is based upon the estimated annual effective tax rate in compliance with ASC 740, Income Taxes, and other related guidance. We update the estimate of our annual effective tax rate at the end of each quarterly period. Primary factors related to the change in our effective income tax rate are estimations of annual pre-tax income (loss), non-deductible stock compensation and the geographic mix of pre-tax income (loss).

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

Liquidity and Capital Resources

Resources

At September 30, 2013, we had $54.5 million of working capital, and our cash and cash equivalents totaled $29.3 million. Our cash, cash equivalents and investments decreased $8.1 million during the first nine months of fiscal 2013, primarily from cash used by our investing activities, for purchases of property and equipment, and financing activities, for the purchase of treasury shares through our stock repurchase program, offset in part by cash provided by our operating activities. We believe that our existing cash, cash equivalents, and investments, our cash flow from operating activities and available bank borrowings will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion internationally, future acquisitions we might undertake, and the expansion into complementary businesses. To the extent that our cash and cash equivalents, investments and cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more additional acquisitions of businesses.

	September 30, 2013	December 31, 2012
	(Unaudited)
	($ in thousands)
Cash, cash equivalents and investments	$68,282	$76,340

Accounts receivable, net	$25,780	$24,185

Cash, Cash Equivalents and Investments

Our cash, cash equivalents and investments at September 30, 2013 were held for working capital purposes and were invested primarily in money market accounts, municipal bonds and government agency bonds. We do not enter into investments for trading or speculative purposes.

Accounts Receivable, Net

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our service delivery and billing activity, cash collections, and changes to our allowance for doubtful accounts. We use days’ sales outstanding, (“DSO”), as a measurement of the quality and status of our receivables. We define DSO as net accounts receivable at period end divided by total revenue for the applicable period, multiplied by the number of days in the applicable period. DSO was 106 days for the quarter ended September 30, 2013 and 88 days at December 31, 2012. The increase in DSO is primarily due to the timing of payments from customers.

Cash Flows

	Nine Months Ended September 30,
	2013	2012
	(Unaudited)
	($ in thousands)
Net cash provided by operating activities	$6,768	$12,335

Net cash used in investing activities(1)	$(3,609)	$(3,182)

Net cash (used in) provided by financing activities	$(10,876)	$959

(1)	Cash used in investing activities is shown net of investment activity of ($11.4) million and $5.7 million for the nine months ended September 30, 2013 and 2012, respectively.

Operating Activities

Cash provided by operating activities primarily consists of net (loss) income adjusted for certain non-cash items including depreciation and amortization, the provision for bad debt, stock-based compensation, deferred income taxes, and the effect of changes in working capital and other activities. Cash provided by operating activities for the nine months ended September 30, 2013 was $6.8 million compared to $12.3 million in the nine months ended September 30, 2012. The decrease in cash provided by operating activities was primarily due to a $1.8 million net loss during the period compared to $3.0 million in net income during the first nine months of 2012. To a lesser extent, the decrease in cash provided by operating activities is a result of changes in operating assets and liabilities of $(2.0) million in the first nine months of 2013 compared to $(0.5) million in the first nine months of 2012. Significant components of the changes in assets and liabilities included an increase in prepaids and other current assets of $3.7 million in 2013 as compared with an increase of $0.5 million in 2012, primarily caused by tax and benefits-related receivables; and a decrease in noncurrent liabilities of $1.6 million in 2013 as compared with a decrease of $0.2 million in 2012, primarily related to deferred taxes. These changes were offset in part by an increase in accrued expenses of $1.8 million in 2013 compared to a decrease of $1.2 million in 2012, primarily due to a $1.4 million earnout payment made in the first quarter of 2012 and compensation-related expenses accrued in the third quarter of 2013.

Investing Activities

Cash used in investing activities in the nine months ended September 30, 2013, net of investment activity, was $3.6 million for the purchase of property and equipment made up primarily of website development costs, computer equipment and related software and internal-use development costs.

Equity Financing Activities

We received proceeds from the exercise of stock options in the amounts of $1.0 million and $0.8 million in the nine months ended September 30, 2013 and 2012, respectively.

On August 3, 2012, our Board of Directors authorized a $20 million stock repurchase program (the “Program”). We were authorized to repurchase our common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased was determined based on an evaluation of market conditions and other factors. We elected to implement a Rule 10b5-1 trading plan to make such purchases, which permits shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The Program was terminated immediately prior to the commencement of the tender offer on September 25, 2013.

During the nine months ended September 30, 2013 we repurchased 2,610,279 shares of common stock for approximately $12.4 million pursuant to the Program. All repurchased shares were funded with cash on hand. Repurchased shares are recorded under the cost method and are reflected as treasury stock in the accompanying Consolidated Balance Sheets.

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

The Revolving Credit Facility matures on August 31, 2016. Unless earlier payment is required by an event of default, all principal and unpaid interest will be due and payable on August 31, 2016. At our option, the Revolving Credit Facility bears interest at either the prime rate less 1.00% or the London Interbank Offered Rate (“LIBOR”) plus the applicable LIBOR margin. The applicable LIBOR margin is based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters. As of September 30, 2013, the applicable LIBOR margin was 1.25%.

We are also required to pay an unused line fee on the daily unused amount of our Revolving Credit Facility at a per annum rate based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters. As of December 31, 2012, unused availability under the Revolving Credit Facility totaled $3.2 million and the per annum unused line fee rate was 0.20%.

At September 30, 2013 and 2012 there were no amounts outstanding under this revolving loan agreement. There is a $1.0 million standby letter of credit related to our corporate headquarters lease that is outstanding at September 30, 2013, bringing our available borrowings on the $5.0 million facility to $4.0 million.

Borrowings under the Credit Agreement are collateralized by a security interest in substantially all of our assets. Covenants governing the Credit Agreement include the maintenance of certain financial ratios. At September 30, 2013 we were in compliance with all covenants under the Credit Agreement.

Tender Offer

On September 25, 2013, we commenced a tender offer to purchase up to 6.5 million shares of our common stock at a price of $5.00 per share.

The tender offer expired on October 24, 2013. In accordance with applicable SEC regulations and the terms of the tender offer, we accepted for purchase 7,100,565 shares of our common stock for a total cost of $35.7 million, which includes an estimated $0.2 million in fees and expenses.

Contractual Obligations and Commitments

As of September 30, 2013, our principal commitments consist of obligations under leases for office space. The offices are leased under non-cancelable operating lease agreements that expire through 2020. The following table sets forth our commitments to settle contractual obligations in cash as of September 30, 2013:

	Payments Due By Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(Unaudited)
	($ in thousands)
Operating leases	$23,070	$1,112	$7,742	$6,815	$7,401

At September 30, 2013, we had an irrevocable standby letter of credit outstanding in the aggregate amount of $1.0 million. This letter of credit supports the lease we entered into in 2009 for our corporate headquarters. This letter of credit, subject to certain reductions, extends annually through February 28, 2020 unless notification of termination is received.

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

Foreign Currency Exchange Risk

We currently have subsidiaries in London, England; Hong Kong; Australia; Singapore; and Paris, France. Additionally, we have a wholly foreign-owned enterprise formed under the laws of the People’s Republic of China, a VIE in Beijing, PRC and an office in India. Approximately 20% of our revenues for the nine months ended September 30, 2013 were derived from advertisers located outside of North America and our foreign exchange gains/losses were not significant. We currently believe our exposure to foreign currency exchange rate fluctuations is financially immaterial and therefore have not entered into foreign currency hedging transactions. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in the future.

Interest Rate Risk

At September 30, 2013, we had cash, cash equivalents and investments totaling $68.3 million. These amounts were invested primarily in money market accounts, municipal bonds and government agency bonds. The cash, cash equivalents and investments were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

Our exposure to market risk also relates to the amount of interest expense we must pay under our revolving credit facility. The advances under this credit facility bear a variable rate of interest determined as a function of the lender’s prime rate or LIBOR. At September 30, 2013, there were no amounts outstanding under our revolving credit facility.

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

As of September 30, 2013, management, under the supervision of our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer and Treasurer (Principal Financial Officer), conducted an evaluation of disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer and Treasurer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened litigation against us that could have a material adverse effect on our business, operating results or financial condition. On January 6, 2012, the Company filed Petitions under Formal Procedure with the Massachusetts Appellate Tax Board in connection with the classification of the Company’s wholly-owned subsidiary, TechTarget Securities Corporation, and assessments made by the Massachusetts Department of Revenue, as described in Note 13 in the accompanying consolidated financial statements. The trial date has been re-scheduled for April 22, 2014. The Company intends to continue to dispute the assessment and believes it has meritorious claims which it intends to assert.

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

The primary source of our revenues is the sale of advertising to our customers. Our advertising revenues accounted for the majority of our total revenues for the nine months ended September 30, 2013. We believe that advertising spending on the Internet, as in traditional media, fluctuates significantly as a result of a variety of factors, many of which are outside of our control. These factors include:

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

We compete for potential advertisers with a number of different types of offerings and companies, including: broad-based media outlets, such as television, newspapers and business periodicals that are designed to reach a wide audience; general purpose portals and search engines; and offline and online offerings of media companies that produce content specifically for IT professionals, including International Data Group, United Business Media, QuinStreet and CNet. Advertisers may choose our competitors over us not only because they prefer our competitors’ online and events offerings to ours but also because advertisers prefer to utilize other forms of advertising offered by our competitors that are not offered by us and/or to diversify their advertising expenditures. Although approximately 20% of our revenues for the nine months ended September 30, 2013 were derived from advertisers located outside of North America, as we continue to expand internationally, as we have in the last several years by commencing operations of our own websites in the United Kingdom, India, Spain, China and Australia, by acquiring the Computer Weekly and MicroScope properties from Reed Business Information Limited in the United Kingdom, by commencing operations in Singapore in February 2012 and, most recently, by acquiring LeMagIT in France, also in 2012, we expect to compete with many of the competitors mentioned above, as well as with established media companies based in particular countries or geographical regions. Many of these foreign-based media companies will be larger than we are and will have established relationships with local advertisers. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. As a result, we could lose market share to our competitors in one or more of our businesses and our revenues could decline.

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

Our industry is rapidly adopting new technologies and standards to create and satisfy the demands of users and advertisers. It is critical that we continue to innovate by anticipating and adapting to these changes to ensure that our content-delivery and lead generation platforms and services remain effective and interesting to our users, advertisers and partners. In addition, we may discover that we must make significant expenditures to achieve these goals. If we fail to accomplish these goals, we may lose users and the advertisers that seek to reach those users, which could harm our operating results. Existing and planned efforts to develop new products may be costly and ultimately not successful.

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

In the course of our operating history, we have acquired assets and businesses. Some of our acquisitions have resulted in the recording of a significant amount of goodwill and/or intangible assets on our financial statements. We had approximately $99.5 million of goodwill and net intangible assets as of September 30, 2013. The goodwill and/or intangible assets were recorded because the fair value of the net tangible assets acquired was less than the purchase price. We may not realize the full value of the goodwill and/or intangible assets. As such, we evaluate goodwill and other intangible assets with indefinite useful lives for impairment on an annual basis or more frequently if events or circumstances suggest that the asset may be impaired. We did not have any intangible assets with indefinite lives as of September 30, 2013 or December 31, 2012. We evaluate other intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. If goodwill or other intangible assets are determined to be impaired, we will write off the unrecoverable portion as a charge to our earnings. If we acquire new assets and businesses in the future, as we intend to do, we may record additional goodwill and/or intangible assets. The possible write-off of the goodwill and/or intangible assets could negatively impact our future earnings and, as a result, the market price of our common stock could decline.

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

                If our existing stockholders sell, or indicate the intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. A large portion of our outstanding shares of common stock is held by our officers, directors and significant stockholders. Two of the largest percentages of our shares are owned by venture capital funds, which are typically structured to have a finite life. As these venture capital funds approach or pass the respective terms of the fund, the decision to sell or hold our stock may be based not only on the underlying investment merits of our stock but also on the requirements of their internal fund structure. Our directors, executive officers and significant stockholders beneficially own approximately 16 million shares of our common stock, which represents 52% of our shares outstanding as of October 31, 2013. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline substantially.

A limited number of stockholders will have the ability to influence the outcome of director elections and other matters requiring stockholder approval.

Our directors, executive officers and significant stockholders beneficially own approximately 52% of our outstanding common stock. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the election of directors, the amendment of our certificate of incorporation and bylaws and the approval of mergers or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by other stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities

None.

(b)	Use of Proceeds from Registered Securities

None.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases by the Company during the quarter ended September 30, 2013 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share *	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
July 1, 2013 – July 31, 2013	27,779	$4.47	27,779	$7,966,608
August 1, 2013 –August 31, 2013	73,953	$4.59	73,953	$7,625,428
September 1, 2013 – September 30, 2013	52,200	$4.61	52,200	$—

Total (2)	153,932	$4.58	153,932	$—

(1)	On August 7, 2012, the Board of Directors announced the approval of a Stock Repurchase Program (the “Program”), which authorized the Company to purchase up to $20 million of shares of its common stock from time to time on the open market or in privately negotiated transactions. This program was set to expire on December 31, 2013, but was terminated by the Board of Directors immediately prior to the commencement of the tender offer on September 25, 2013.
(2)	All shares were repurchased under the Program.
*	Price excludes commission of approximately $0.02 per share.

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

TECHTARGET, INC (Registrant)

Date: November 12, 2013	By:	/s/ GREG STRAKOSCH
Greg Strakosch, Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2013	By:	/s/ JANICE KELLIHER
Janice Kelliher, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)

Exhibit Index

Exhibit No.	Description of Exhibit

31.1	Certification of Greg Strakosch, Chief Executive Officer of TechTarget, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, dated November 12, 2013.

31.2	Certification of Janice Kelliher, Chief Financial Officer and Treasurer of TechTarget, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, dated November 12, 2013.

32.1 *	Certifications of Greg Strakosch, Chief Executive Officer of TechTarget, Inc. and Janice Kelliher, Chief Financial Officer and Treasurer of TechTarget, Inc. pursuant to 18 U.S.C. Section 1350, dated November 12, 2013.

101	The following materials from TechTarget Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) Condensed Notes to Consolidated Financial Statements (unaudited).

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filing, except to the extent the Company specifically incorporates it by reference.