Form 10-K
period 2013-12-31
TechTarget Inc
filed 2014-03-17
CIK 1293282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $89.4 million as of June 30, 2013 (based on a closing price of $4.47 per share as quoted by the Nasdaq Global Market as of such date). In determining the market value of non-affiliate common stock, shares of the registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had 32,629,660 shares of Common Stock, $0.001 par value per share, outstanding as of February 28, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report incorporates by reference certain information from the registrant’s definitive proxy statement for the 2014 annual meeting of shareholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2013.

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

PART I

Item 1. Business

Overview

TechTarget, Inc. (“we” or “the Company”) is a Delaware corporation incorporated on September 14, 1999. We are a leading provider of specialized online content and brand advertising that brings together buyers and sellers of corporate information technology (“IT”) products. We sell customized marketing programs that enable IT vendors to reach corporate IT decision makers who are actively researching specific IT purchases. We operate a network of over 150 websites, each of which focuses on a specific IT sector, such as storage, security or networking.

IT professionals rely on our websites for key decision support information tailored to their specific areas of responsibility. We complement our online offerings with targeted in-person events that enable advertisers to engage buyers directly at critical stages of their decision-making process for IT purchases. We work with our advertising customers to develop customized marketing programs, often providing them with multiple offerings in order to target their desired audience more effectively. Our service offerings address the lead generation, project opportunity information, and branding objectives of our advertising customers. The majority of our revenue for 2013, 2012 and 2011 was associated with lead generation advertising campaigns.

As IT professionals have become increasingly specialized, they have come to rely on our sector-specific websites to support purchasing decisions. Our content strategy enables IT professionals to navigate the complex and rapidly changing IT landscape where purchasing decisions can have significant financial and operational consequences. Our content strategy includes three primary sources which IT professionals use to assist them in their pre-purchase research: independent content provided by our professionals, vendor-generated content provided by our customers and user-generated (or peer-to-peer) content. As of December 31, 2013, we employed approximately 120 full-time editors who create original content tailored for specific audiences, which we complement with content through our association with outside industry experts. In addition to utilizing our independent content, registered members are able to conduct their pre-purchase research by accessing vendor content such as white papers, webcasts, videocasts, virtual events and podcasts, across our network of websites. Our network of websites also allows users to seamlessly interact and contribute content, which is highly valued by IT professionals during their research process.

We have a large and growing base of registered members, which totaled over 13.5 million as of December 31, 2013. The targeted nature of our user base enables IT vendors to reach a specialized audience efficiently because our content is highly segmented and aligned with the IT vendors’ specific products. Since our founding in 1999, we have developed a broad customer base. During 2013 we delivered advertising campaigns for approximately 1,200 customers. No customer represented 10% or more of total revenue during 2013. We generated revenues of approximately $88 million in 2013, down from approximately $100 million in 2012. Over the same period, our Adjusted EBITDA decreased from approximately $20 million in 2012 to approximately $9.4 million in 2013. Adjusted EBITDA represents net income (loss) before interest and other income (expense) net, provision for (benefit from) income taxes, depreciation and amortization, as further adjusted to exclude stock-based compensation and restructuring charges.

Business Trends

The following discussion highlights key trends affecting our business.

•

Macro-economic Conditions and Industry Trends. Because all of our customers are IT vendors, the success of our business is intrinsically linked to the health, and subject to market conditions, of the IT industry. In the twelve month period ended December 31, 2013, we saw continued weakness in the IT market. As a result, we have continued to see evidence that some IT vendors’ North American advertising budgets are being cut, which is negatively affecting our growth rate. Additionally, this deceleration has affected all segments of our customer base. As a result, until management is able to better determine if the decrease in spending by our customers is a temporary condition or a new level of spending, although we will continue to invest in growth areas, management will carefully control discretionary spending such as travel and entertainment, and the filling of new and replacement positions, in an effort to maintain profit margins and cash flow.

•

Customer Segments. In the three-month period ended December 31, 2013, our year-over-year revenue from our top 12 global customers increased by approximately 9%, our mid-sized customers (our next largest 100 customers) declined by approximately 11% and our smaller customers declined by approximately 3%. All three of our customer segments continue to report lower demand and customers delaying IT purchases, which is resulting in elongated purchase cycles. This translates into our customers being very cautious with their marketing expenditures.

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

Industry Background

The ongoing shift in the media business from traditional print and broad-based advertising (i.e. television, radio, etc.) to targeted online advertising has continued to grow. We believe the four major trends driving this shift continue to be:

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

•

The Internet Improves Advertisers’ Ability to Increase and Measure Return on Investment. Advertisers are increasingly focused on measuring and improving their return on investment (“ROI”). Before the advent of Internet-based marketing, there were limited tools for accurately measuring the results of marketing campaigns in a timely fashion. The Internet has enabled advertisers to track individual users and their responses to their marketing programs. With the appropriate technology, vendors now have the ability to assess and benchmark the efficacy of their online advertising campaigns cost-effectively and in real-time. As a result, advertisers are now increasingly demanding a measurable ROI across all forms of media.

•

Technology Marketers and Sales Organizations are Increasingly Using Audience Data to Drive Decisions. The increasing prevalence of online advertising and of marketing and sales automation systems means that advertisers have new opportunities to leverage data strategically in their workflow. In the business technology market in particular, advertisers are in the early stages of making use of data to help them determine prospect accounts that should be prioritized for marketing or sales follow-up.

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

Corporate IT Purchasing

The trends toward targeted content channels, increased focus on ROI by advertisers and Internet-based product research are evident in the corporate IT market. Over the past two decades, corporate IT purchases have grown in size and complexity. The corporate IT market is comprised of multiple, large sectors, such as storage, security and networking. Each of these sectors can, in turn, be further divided into sub-sectors that contain products addressing the areas of specialization within an enterprise’s IT environment. For example, within the multi-billion dollar storage sector, there are numerous sub-sectors such as storage area networks, storage management software and backup software. Furthermore, the products in each sub-sector may service entirely independent markets. For example, backup software for use in Windows® environments can be distinct from that designed for use in Linux® environments.

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

The Opportunity

Corporate IT professionals are demanding specialized websites and events tailored to the sub-sectors of IT solutions that they purchase. Prior to widespread Internet adoption, corporate IT buyers researching purchases relied largely on traditional IT media, consisting of broad print publications and large industry trade shows. As technology, vendors and IT professionals have all become much more specialized, the Internet has emerged as a preferred purchase research medium, a fact which has drastically reduced and improved research time.

IT advertisers seek high-ROI marketing platforms that provide access to the specific sectors of IT buyers that are aligned with the solutions the advertisers seek to sell. Traditional IT media companies with historically print-based revenue models service a large audience with broad content. This general approach minimizes the likelihood of a vendor reaching a buyer while he or she is actively researching the purchase of a solution that falls within the vendor’s particular market sector. Although the Internet offers advertisers a superior means to reach IT buyers while they are conducting research, the web properties operated by these traditional IT media companies offer online content and audiences that are in many cases derivative of their existing print efforts. Without a more targeted marketing platform oriented to IT professionals’ need for decision support for specialized IT purchases, traditional IT media companies have faced difficulty meeting the ROI needs of IT marketers.

Our Solution

Our specialized content strategy enables IT vendors to reach corporate IT professionals who are actively researching purchases in specific IT sectors. Our online network of websites is complemented by conferences, seminars and other in-person events. IT professionals rely on our platform for decision support information tailored to their specific purchasing needs. Our solution benefits from the following competitive advantages:

•

Large and Growing Community of Registered Members. We have built a registered member database that contained detailed business information on over 13.5 million IT professionals as of December 31, 2013. We have collected detailed business and technology profiles with respect to our registered members, which allows us to provide these registered members with more specialized content and our advertisers with highly targeted audiences and sales leads.

•

Strong Advertiser Relationships. Since our founding in 1999, we have developed a broad base of customers comprised of some of the largest global enterprise IT vendors by providing hundreds of technology solutions for specific IT sectors. In 2013, we had approximately 1,200 technology vendor customers.

•

Substantial Experience in Online Media. We have over 14 years of experience in developing our online media content, with a focus on providing targeted information to IT professionals and a targeted audience to vendors. Our experience enables us to develop new online properties rapidly and to acquire and efficiently integrate select properties that further serve IT professionals. We have also developed an expertise in implementing integrated, targeted marketing campaigns designed to maximize the measurability of, and improvement in, ROI.

•

Proprietary Data on the Research Behavior of our Registered Members and Site Visitors. Through our Activity Intelligence™ product platform, we collect information on millions of interactions that our members and visitors, and the companies that they are associated with, have with the content on our websites and in our e-mails. Collection and analysis of this information allows us to increase the relevance of our informational offerings to our members and improves our advertisers’ ROI by allowing us to deliver more qualified prospects.

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

•

Increases Efficiency of Purchasing Decisions. By accessing targeted and specialized information, IT professionals are able to research important purchasing decisions more effectively. Our integrated content offering minimizes the time spent searching for and evaluating content and maximizes the time available for consuming quality information. Furthermore, we provide this specialized, targeted content through a variety of media that together address critical stages of the purchase decision process.

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

•

Continue to Expand Our International Presence. We intend to continue to expand our reach into our addressable market by increasing our presence in countries outside the United States. We have pursued this strategy by launching our own websites directed at the United Kingdom in 2008, at India and Spain in 2009, and at Singapore in 2012, as well as by acquiring control of our partners’ businesses in China and Australia in 2010, by acquiring the Computer Weekly and MicroScope online properties in the United Kingdom in 2011 and E-Magine Médias SAS, which we call LeMagIT, in France in 2012. In 2013, we launched websites in the German and Portuguese languages. We expect to further penetrate foreign markets by directly launching additional sector specific websites directed at these foreign locales and at additional international markets and, if deemed appropriate, making strategic acquisitions and investments in overseas entities. During 2013, approximately 28% of our revenues were derived from international geo-targeted campaigns, where our target audience is outside North America. We believe many of the current trends contributing to our domestic online revenue opportunity also are occurring in international markets and, therefore, present a future revenue opportunity.

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

The diagram below provides a representation of the media services provided by our platform and our content offerings:

Media Groups

Based upon the logical clustering of our users’ respective job responsibilities and the marketing focus of the products being advertised by our customers, we currently categorize our content offerings across nine distinct media groups. Each of these media groups services a wide range of IT vendor sectors and sub-sectors and is driven by the key areas of IT professionals’ interests described below:

•

Security. Every aspect of enterprise computing now depends on secure connectivity, data and applications. The security sector is constantly growing to adapt to new forms of threats and to secure new technologies such as mobile devices, wireless networks and virtualized systems (“cloud”). Compliance regulations, cloud computing adoption, and highly publicized identity and intellectual property thefts are driving interest and investment in increasingly sophisticated security solutions that supplement common “perimeter” security solutions such as firewalls and antivirus software. Our online properties in this sector, which include SearchSecurity.com, SearchCloudSecurity.com, SearchFinancialSecurity.com, and SearchMidMarketSecurity.com, offer navigable and structured guides on IT vendor and technology solutions in key sub-sectors such as network security, intrusion defense, identity management and authentication, data and application security, security-as-a-service, cloud security and security information management software.

•	Networking. Broadly defined, the networking market includes the hardware, software and services involved in the infrastructure and management of both Enterprise and Carrier voice and data networks.

As new sub-sectors of networking have emerged and grown in importance, IT networking professionals have increasingly focused their investments in such technologies as VoIP, wireless and mobile computing, social networking and collaboration, application performance, data center fabrics, convergence, software-defined networking (“SDN”) and providing cloud services. Our online properties in this sector, which include SearchNetworking.com, SearchEnterpriseWAN.com, SearchUnifiedCommunications.com, SearchMobileComputing.com, SearchSDN.com and SearchTelecom.com, aim to address the specialized needs of these IT networking professionals by offering content targeted specifically to these emerging growth areas.

•

Storage. The storage sector consists of the market for disk storage systems and tape hardware and software that store and manage data. Growth is fueled by trends inherent in the industry, such as the ongoing need to maintain and supplement data stores, and by external factors, such as expanded compliance regulations and increased focus on disaster recovery solutions. Recent trends reflect an increased emphasis on solid state storage and cloud storage. At the same time, established storage sub-sectors, such as backup and Storage Area Networks (“SAN”s) have been invigorated by new technologies such as disk-based backup, continuous data protection and storage virtualization. Our online properties in this sector, which include SearchStorage.com, SearchDataBackup.com, SearchSMBStorage.com, SearchDisasterRecovery.com, SearchVirtualStorage.com, SearchCloudStorage.com, and SearchSolidStateStorage.com, address IT professionals seeking solutions in key sub-sectors such as fibre channel SANs, solid state storage, virtualization IP & iSCSI SANs, Network Attached Storage (“NAS”), backup hardware and software, and storage management software. The audience at our in-person Storage Decision conference is comprised almost exclusively of storage decision makers from within IT organizations. This event is supplemented by regional seminars on topics such as backup and disaster recovery.

•

Data Center and Virtualization Technologies. Data centers house the systems and components, such as servers, storage devices, routers and switches, utilized in large-scale, mission-critical computing environments. A variety of trends and new technologies have reinvigorated the data center as a priority among IT professionals. Technologies, such as blade servers, server virtualization and cloud computing, have driven renewed investment in data center-class computing solutions. Server consolidation is now a focus, driven by the decline in large-scale computing prices relative to distributed computing models. These trends have put pressure on existing data center infrastructure and are driving demand for solutions that address this. For example, the deployment of high-density servers has led to increased heat output and energy consumption in data centers. Power and cooling have thus become a significant cost in IT budgets, making data center energy efficiency a priority. Our key online properties in this sector provide targeted information on the IT vendors, technologies and solutions that serve these sub-sectors. Our properties in this sector include SearchDataCenter.com, covering disaster recovery, power and cooling, mainframe and UNIX® servers, systems management, and server consolidation; SearchEnterpriseLinux.com, focused on Linux migration and infrastructures; Search400.com, covering mid-range computing and SearchCloudComputing.com which covers private and public cloud infrastructure. SearchServerVirtualization.com covers the decision points and alternatives for implementing server virtualization, while SearchVMware.com focuses on managing and building out virtual environments on the most widely-installed server virtualization platform.

We also cover servers, application and desktop solutions deployed in distributed computing environments. The dominant platform, Windows, no longer represents an offering of discrete operating systems but rather a diverse computing environment with its own areas of specialization around IT. As Windows servers have become more stable and scalable, they have taken share in data centers and currently represent one of the largest server sub-sectors. Given the breadth of the Windows market, we have segmented our Windows-focused media based on IT professionals’ infrastructure responsibilities and purchasing focus. Our online properties in this sector include SearchWindowsServer.com, covering servers, storage, and systems management; SearchDomino.com, SearchExchange.com and SearchWinIT.com, each targeted toward senior management for distributed computing environments. This network of sites provides resources and advice to IT professionals pursuing solutions related to such topics as Windows backup and storage, server consolidation, and upgrade planning. SearchEnterpriseDesktop.com, SearchVirtualDesktop.com and LabMice.net all focus on the deployment and management of end-user computing environments. SearchConsumerization.com covers the IT management issues surrounding the increasing deployment of personal technologies such as tablets and smartphones in the workplace. Combined with our two properties that focus on server virtualization, SearchDesktopVirtualization.com and BrianMadden.com, each focusing on desktop virtualization, gives us a comprehensive offering addressing the fast-growing area of virtualization technologies. Our online offerings in this sector are supplemented by in-person regional seminars. Our BriForum conferences focus on desktop virtualization and related technologies.

•

CIO/IT Strategy. Our CIO/IT Strategy media group provides content targeted at Chief Information Officers (“CIOs”), and senior IT executives, enabling them to make informed IT purchases throughout the critical stages of the purchase decision process. CIOs’ areas of interest generally align with the major sectors of the IT market; however, CIOs increasingly are focused on the alignment between IT and their businesses’ operations. Data center consolidation, compliance, ITIL/IT service management, disaster recovery/business continuity, risk management and outsourcing (including software-as-a-service and cloud computing) have all drawn the attention of IT executives who need to understand the operational and strategic implications of these issues and technologies on their businesses. Accordingly, our targeted information resources for senior IT executives focus on ROI, implementation strategies, best practices and comparative assessment of vendor solutions related to these initiatives. Our online properties in this sector include SearchCIO.com, which provides CIOs in large enterprises with strategic information focused on critical purchasing decisions; and SearchCompliance.com, which provides advice on IT-focused regulations and standards to IT and business executives and other senior IT managers. The CIO/IT Strategy media group also includes online resources and events targeted to IT decision makers in prominent vertical industries. SearchHealthIT.com provides strategic IT purchasing information and advice to senior IT and clinical professionals in hospitals, medical centers, university health centers and other care delivery organizations, as well as organizations in the life sciences sector.

•

Business Applications and Analytics. Our Business Applications and Analytics media group focuses on mission critical software such as ERP, databases and business intelligence, content management enterprise resource planning, and customer facing applications such as CRM software for mid-sized and large companies. Because these applications are critical to the overall success of the businesses that use them, there is a high demand for specialized information by IT and business professionals involved in their purchase, implementation, and ongoing support. Our applications-focused properties in this sector include SearchCRM.com, SearchOracle.com, SearchSAP.com, SearchFinancialApplications.com and Search ManufacturingERP.com. These sites are leading online resources that provide this specialized information to support mission critical business applications such as customer relationship management (“CRM”), sales force automation, databases and ERP software. The information produced by these applications is seen as a corporate asset that is essential for gaining competitive advantage through informed, data-driven decisions that can help improve operational efficiency, enable business agility, and improve sales effectiveness and customer service. As a result, business intelligence and analytics have become pervasive as various organizations increasingly rely on mission critical information to optimize their businesses. Our sites BeyeNETWORK.com, SearchBusinessAnalytics.com, SearchDataManagement.com and SearchContentManagement.com, cover the business intelligence, data management, content management, and collaboration disciplines associated with such initiatives. SearchCloudApplications.com focuses on cloud-based or Software As A Service (“SAAS”) deployments of key business applications.

•

Application Architecture and Development. The application architecture and development sector is comprised of a broad landscape of tools and languages that enable developers, architects and project managers to build, customize and integrate software for their businesses. Our application architecture and development online properties focus on development in enterprise environments, the underlying languages such as .NET, Java and XML as well as related application development tools and integrated development environments (“IDEs”). Several trends have had a profound impact on this sector and are driving growth. The desire for business agility with more flexible and interoperable applications architecture continues to propel interest in Service-Oriented Architecture (“SOA”) and Business Process Management (“BPM”). Application integration, application testing and security, as well as AJAX and rich Internet applications are also key areas of continuing focus for vendors and developers. Our online properties in this sector include TheServerSide.com, which hosts independent communities of developers and architects; Ajaxian.com, which serves web developers of rich internet applications and SearchWinDevelopment.com, which serves Windows developers who use the .Net platform. SearchSoftwareQuality.com offers content focused on application testing and quality assurance while SearchSOA.com and eBizQ.net serve Architects, IT Managers and Line of Business Executives who are interested in building out service oriented architectures, BPM and working with related technologies.

•

Channel. Our Channel sites address the information needs of channel professionals—which we have classified as resellers, value added resellers, solution providers, systems integrators, service providers, managed service providers, and consultants—in the IT market. As IT professionals have become more specialized, IT vendors have actively sought resellers with specific expertise in the vendors’ sub-sectors. Like IT professionals, channel professionals require more focused technical content in order to operate successful businesses in the markets in which they compete. The resulting dynamics in the IT channel are well-suited to our integrated, targeted content strategy. Our online properties in this sector include SearchITChannel.com and SearchCloudProvider.com. In addition to these websites, TechTarget channel media is able to profile channel professionals accessing information on any website within the TechTarget Network. As channel professionals resell, service and support hardware, software and services from vendors in a particular IT sector, the key areas of focus tend to parallel those for the sub-sectors addressed by our IT-focused properties: for storage, backup, storage virtualization and network storage solutions such as fibre channel SANs, NAS, IP SANs; for security, intrusion defense, compliance and identity management; for networking, wireless, network security and VoIP; for systems, blade servers, consolidation and server virtualization.

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

User Generated Content and Vendor Content

ITKnowledgeExchange.com is a site devoted entirely to user generated content and represents our most concerted effort to date to facilitate peer-to-peer interaction amongst our users via blogs and a Q&A section. The site incorporates a number of important social media features, such as the use of tag-based navigation that allows users to self-classify content, and wiki-based Q&A functionality that allows them to collaborate with one another to respond to technical questions and product recommendations submitted by other users.

Bitpipe.com and KnowledgeStorm.com are sites that we operate and that host vendor-provided content such as white papers, software downloads, videocasts and webcasts. Maintaining centralized collections of this vendor content helps our users conduct pre-purchase research more easily and allows us to maximize the ability of this content to be found by search engines. We provide contextually relevant inclusion of vendor content from Bitpipe.com and KnowledgeStorm.com on the other sites in our network.

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

Online. Our network of websites forms the core of our content platform. Our websites provide IT professionals with comprehensive decision support information tailored to their specific areas of responsibility and purchasing decisions. Through our websites, we offer a variety of online media offerings to connect IT vendors to IT professionals. Our lead generation offerings allow IT vendors to maximize ROI by capturing qualified sales leads from the distribution and promotion of content to our audience of IT professionals. In August of 2011, we released a major upgrade to our Activity Intelligence platform. Beginning in 2012, all of our lead generation campaigns offer the Activity Intelligence Dashboard, a technology platform that gives our customers’ marketers and sales representatives a real-time view of their prospects, which includes insights on the research activities of technology buying teams, including at an account level. Lead generation offerings may also include an additional service, Nurture & Qualify (formerly called Nurture & Notify), which helps both technology marketers and their sales teams to identify highly active prospects, detect emerging projects, retarget interested buying teams, and accelerate engagement with specific accounts.

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

•

Webcasts, Podcasts, Videocasts and Virtual Trade Shows. Webcasts, podcasts, videocasts, virtual trade shows and similar content bring informational sessions directly to attendees’ desktops and mobile devices. As is the case with white papers, our users supply their corporate contact and qualification information to the webcast, podcast, virtual trade show or videocast sponsor when they view or download the content. Sponsorship includes access to the registrant information and visibility before, during and after the event.

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

•

IT Deal Alert. IT Deal Alert™ is a suite of services for advertisers that leverages the detailed purchase intent data we collect about end-user IT organizations. Through proprietary scoring methodologies, we use this data to help advertisers identify and prioritize accounts whose content consumption around specific IT topics indicates that they are “in-market” for a particular product or service. We also use the data directly to identify and further profile accounts’ upcoming purchase plans. Based on this information, we provide advertisers with detailed “Qualified Sales Opportunities” that profile specific in-progress purchase projects, including information on scope and purchase considerations.

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

Customers

We market to IT vendors targeting a specific audience within an IT sector or sub-sector. We maintain multiple points of contact with our customers in order to provide support throughout a given organization and during critical stages of the sales cycle. As a result, individual customers often run multiple advertising programs with us in order to reach discrete portions of our targeted audience. Our services are generally delivered under short-term contracts that run for the length of a given advertising program, typically less than six months. Since our founding in 1999, we have developed a broad customer base that now comprises approximately 1,200 active advertisers. During 2013, no single customer represented 10% or more of total revenue.

Sales and Marketing

Since our inception in 1999, we have maintained an internal direct sales department that works closely with existing and potential customers to develop customized marketing programs that provide highly targeted access to IT professionals. We organize the sales force by the sector-specific media groups that we operate and have a global accounts team that works with our largest advertisers. We believe that our sector-specific sales organization and integrated approach to our service offerings allows our sales personnel to develop a high level of expertise in the specific sectors they cover and to create effective marketing programs tailored to the customer’s specific objectives. As of December 31, 2013, our sales and marketing staff consisted of approximately 285 people. The majority of our sales staff is located in our Newton, Massachusetts headquarters and our offices in San Francisco, California and London, England.

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

Although only approximately 26% of our revenues for the twelve months ended December 31, 2013 were derived from advertisers located outside of the United States, as we continue to expand internationally we expect to compete with many of the competitors mentioned above, as well as with established media companies based in particular countries or geographical regions. This international expansion has included commencing operations of websites for the United Kingdom in 2008, India and Spain in 2009, China in 2010, Australia in 2011, Singapore in 2012, Germany and Brazil in 2013; by acquiring the Computer Weekly and MicroScope properties from Reed Business Information Limited in the United Kingdom in April 2011; and, in December 2012, by acquiring LeMagIT, a strategic partner in France. See Note 13 for further information regarding revenues and long-lived assets by geographic area.

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

CAN-SPAM Act. The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, (the “CAN-SPAM Act”), became effective on January 1, 2004. The CAN-SPAM Act regulates commercial e-mails and provides a right on the part of the recipient to request the sender to stop sending messages, and establishes penalties for the sending of e-mail messages that are intended to deceive the recipient as to source or content. Under the CAN-SPAM Act, senders of commercial e-mails (and other persons who initiate those e-mails) are required to make sure that those e-mails do not contain false or misleading transmission information. Commercial e-mails are required to include a valid return e-mail address and other subject heading information so that the sender and the Internet location from which the message has been sent are accurately identified. Recipients must be furnished with an electronic method of informing the sender of the recipient’s decision not to receive further commercial e-mails. In addition, the e-mail must include a postal address of the sender and notice that the e-mail is an advertisement. The CAN-SPAM Act may apply to the e-newsletters that our websites distribute to registered members and to some of our other commercial e-mail communications. However, on May 12, 2008, the U.S. Federal Trade Commission (the “FTC”) issued additional regulations related to the CAN-SPAM Act, including interpretations of such act that indicate that e-newsletters, such as those we distribute to our registered members, will be exempt from most of the provisions of the CAN-SPAM Act. At this time, we are applying the applicable CAN-SPAM requirements to e-newsletters and all other e-mail communications, and believe that our e-mail practices comply with the requirements of the CAN-SPAM Act.

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

Intellectual Property

We regard our copyrights, domain names, trademarks, trade secrets and similar intellectual property as important to our success, and we rely upon copyright, trademark and trade secrets laws, as well as confidentiality agreements with our employees and others, and protective contractual provisions to protect the proprietary technologies and content that we have developed. We pursue the registration of our material trademarks in the United States and elsewhere. Currently, our TechTarget trademark and logo, as well as the KnowledgeStorm and certain other marks and logos are registered federally in the United States and selected foreign jurisdictions and we have applied for U.S. and foreign registrations for various other marks. In addition, we have registered over 1,500 domain names that are or may be relevant to our business, including “www.techtarget.com,” “www.knowledgestorm.com,” “www.bitpipe.com,” “www.technologyguide.com” and those leveraging the “search” prefix used in the branding of many of our websites. We also incorporate a number of third-party software products into our technology platform pursuant to relevant licenses. Some of this software is proprietary and some is open source. We use third-party software to maintain and enhance, among other things, the content generation, delivery, and support our technology infrastructure. We are not substantially dependent upon these third-party software licenses, and we believe the licensed software is generally replaceable, by either licensing or purchasing similar software from another vendor or building the software functions ourselves.

Employees

As of December 31, 2013, we had 639 employees. Other than a small number of employees in the United Kingdom and France, none of our current employees is represented by a labor union or is the subject of a collective bargaining agreement.

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

Risks Relating to Our Business

Because we depend on our ability to generate revenues from the sale of advertising campaigns, fluctuations in advertising spending could have an adverse effect on our operating results.

The primary source of our revenues is the sale of advertising campaigns to our customers. Our advertising revenues accounted for the majority of our total revenues for the twelve months ended December 31, 2013. We believe that advertising spending on the Internet, as in traditional media, fluctuates significantly as a result of a variety of factors, many of which are outside of our control. These factors include:

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

The general economic, business or industry conditions may adversely affect the business of the Company, as well as our ability to forecast financial results.

The domestic and international economies have continued to experience ongoing instability and inconsistent, unpredictable growth. This period of instability has been magnified by factors including changes in the availability of credit, volatile business and consumer confidence and continuing high unemployment. These and other macro-economic conditions have contributed to unpredictable changes in the global economy and expectations of future global economic growth. If the economic climate in the U.S. and abroad remains as it is or deteriorates, our customers or potential customers could reduce or delay their purchases of our offerings, which would adversely impact our revenues and our ability to sell our offerings, collect customer receivables and, ultimately, our profitability. Additionally, future economic conditions continue to have a high degree of inherent uncertainty. As a result, it continues to be difficult to estimate the level of growth or contraction for the economy as a whole, as well as for the various sectors of the economy, such as the IT market. Because all components of our budgeting and forecasting are dependent upon estimates of growth or contraction in the IT market and demand for our offerings, the prevailing economic uncertainties continue to render accurate estimates of future income and expenditures very difficult to make. We cannot predict the duration of current economic conditions or the duration or strength of an economic recovery, worldwide in the IT industry or in any of the different segments of the IT industry. Further adverse changes may occur as a result of global, domestic or regional economic conditions, changing consumer confidence, unemployment, declines in stock markets, or other factors affecting economic conditions generally. These changes may negatively affect the sales of our offerings, increase exposure to losses from bad debts, increase the cost and decrease the availability of financing, or increase the risk of loss on investments. Any recent growth the Company has experienced internationally would be negatively affected by any future global downturn.

Lingering effects of financial market instability and continued uncertain conditions in the United States and global economies have in the past and could in the future adversely affect our revenues and operating results.

We believe that the lingering effects of the instability affecting the financial markets and any further deterioration in the current business climate within the United States and/or certain other geographic regions in which we do business have had, and could continue to have, a negative impact on our revenue growth and operating results. Because all of our clients are in the IT industry, the success of our business is intrinsically linked to the health, and subject to market conditions, of the IT industry, and regional, domestic and global economic conditions. In turn, many of our customers have reassessed and will, for the foreseeable future, be likely to continue to scrutinize their spending on advertising campaigns. Prior market downturns in the IT industry have resulted in declines in advertising spending, which can cause longer sales cycles, deferral or delay of purchases by IT vendors and generally reduced expenditures for advertising and related services. Our revenues and profitability depend on the overall demand for advertising services from our customers. We believe that demand for our offerings has been in the past, and could be in the future, disproportionately affected by fluctuations, disruptions, instability or downturns in the economy and the IT industry, which may cause customers and potential customers to exit the industry or delay, cancel or reduce any planned expenditures for our advertising offerings. Furthermore, competitors have and may continue to respond to market conditions by lowering prices and attempting to lure away our customers and prospects to lower cost offerings. In addition, any slowdown in the formation of new IT companies, or decline in the growth of existing IT companies, may cause a decline in demand for our offerings.

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

The primary source of our revenues is the sale of advertising to our customers, and we expect that this will continue to be the case for the foreseeable future. Our advertising contracts are primarily short-term, typically three months or less, and are generally subject to termination without substantial penalty by the customer at any time, generally with minimal notice requirements. We cannot assure you that our current customers will fulfill their obligations under their existing contracts, continue to participate in our existing programs beyond the terms of their existing contracts or enter into any additional contracts for new programs that we offer. If a significant number of advertisers or a few large advertisers decided not to continue advertising on our websites or conducting or sponsoring events, we could experience a rapid decline in our revenues over a relatively short period of time.

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

We compete for potential advertisers with a number of different types of offerings and companies, including: broad-based media outlets, such as television, newspapers and business periodicals that are designed to reach a wide audience; general purpose portals and search engines; and offline and online offerings of media companies that produce content specifically for IT professionals, including International Data Group, United Business Media, QuinStreet and CNet. Advertisers may choose our competitors over us not only because they prefer our competitors’ online and events offerings to ours but also because advertisers prefer to utilize other forms of advertising offered by our competitors that are not offered by us and/or to diversify their advertising expenditures. Although approximately 26% of our revenues for the twelve months ended December 31, 2013 were derived from advertisers located outside of the United States, as we continue to expand internationally, as we have in the last several years by commencing operations of our own websites for the United Kingdom, India, Spain, China, Germany and Australia, by acquiring the Computer Weekly and MicroScope properties from Reed Business Information Limited in the United Kingdom, by commencing operations in Singapore in February 2012 and by acquiring LeMagIT in France in December 2012, we expect to compete with many of the competitors mentioned above, as well as with established media companies based in particular countries or geographical regions. Many of these foreign-based media companies will be larger than we are and will have established relationships with local advertisers. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. As a result, we could lose market share to our competitors in one or more of our businesses and our revenues could decline.

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

We collect information from our users who register on our websites or for services or respond to surveys. Subject to each user’s permission (or right to decline, which we refer to as an “opt-out”, a practice that may differ across our various websites, depending on the applicable needs and requirements of different countries’ laws), we may use this information to inform our users of services that they have indicated may be of interest to them. We may also share this information with our advertising clients for registered members who have elected to receive additional promotional materials and have granted us permission to share their information with third parties. We also collect information on our registered members and users based on their activity on our sites. The U.S. federal and various state governments have adopted or proposed limitations on the collection, distribution and use of personal information of Internet users. Additionally, several foreign jurisdictions, including the European Union, the United Kingdom and Canada, have adopted legislation (including directives or regulations) that may increase the requirements for collecting, or limit our collection and use of, information from Internet users in these jurisdictions. In addition, growing public concern about privacy, data security and the collection, distribution and use of personal information has led to self-regulation of these practices by the Internet advertising and direct marketing industry, and to increased federal and state regulation. In addition, on January 23, 2012, the Obama administration released a report that proposes a framework to address online consumer privacy. The administration’s framework consists of four key elements including a Consumer Privacy Bill of Rights, a multi-stakeholder process to specify how the principles in the Consumer Privacy Bill of Rights apply in particular business contexts, effective FTC enforcement, and a commitment to increase interoperability with international privacy frameworks. The proposed Consumer Bill of Rights would notably allow consumers the right to exercise control over the collection and use of personal data, including the ability to access and correct personal data, for such personal data to be collected and used in accordance with easily understandable privacy and security policies and expect the secure and responsible handling of personal data. The Obama administration has asked the U.S. Department of Commerce to work with industry, privacy advocates and other stakeholders to create and implement enforceable codes of conduct based on the White House report. Because many of the proposed laws or regulations are in their early stages, we cannot yet determine the impact these regulations may have on our business over time. Although, to date, our efforts to comply with applicable federal and state laws and regulations have not hurt our business, additional, more burdensome laws or regulations, including more restrictive consumer privacy and data security laws, could be enacted or applied to us or our customers. Such laws or regulations could impair our ability to collect user information that helps us to provide more targeted advertising to our users and detailed lead data to our advertising clients, thereby impairing our ability to maintain and grow our audience and maximize advertising revenue from our clients. Additionally, the FTC and many state attorneys general are applying federal and state consumer protection laws to require that the online collection, use and dissemination of data, and the presentation of Web site content, comply with certain standards for notice, choice, security and access. Courts may also adopt these developing standards. In many cases, the specific limitations imposed by these standards are subject to interpretation by courts and other governmental authorities. A few states have also introduced legislation that, if enacted, would restrict or prohibit behavioral advertising within the state. In the absence of a federal law pre-empting their enforcement, such state legislation would likely have the practical effect of regulating behavioral advertising nationwide because of the difficulties behind implementing state-specific policies or identifying the location of a particular user. In the event of additional legislation in this area, our ability to effectively target our users may be limited. We believe that we are in compliance with applicable consumer protection laws that apply to us, but a determination by a state or federal agency or court that any of our practices do not meet these regulations could create liability to us, result in adverse publicity and affect negatively our businesses. New interpretations of these standards could also require us to incur additional costs and restrict our business operations. In addition, several foreign governmental bodies, including the European Union, the United Kingdom and Canada have regulations dealing with the collection and use of personal information obtained from their citizens. Regulations in these territories have focused on the collection, use, disclosure and security of information that may be used to identify or that actually identifies an individual, such as an e-mail address or a name. Further, within the European Union, certain member state data protection authorities regard IP addresses as personal information, and legislation adopted recently in the European Union requires informed consent for the placement of a cookie on a user device. We believe that we are in material compliance with such regulations as applicable to us; however, such regulations and laws may be modified and new laws may be enacted in the future. Any such developments (or developments stemming from enactment or modification of other laws) or the failure to anticipate accurately the application or interpretation of these laws could create liability to us, result in adverse publicity and negatively affect our businesses.

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

We have license and other arrangements in various countries, and maintain direct presences in the United Kingdom, France, Singapore and Australia, as well as operations in China, and Spanish, French, Portuguese and German language websites. In addition to facing many of the same challenges we face domestically, there are additional risks and costs inherent in expanding our business in international markets, including:

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

There are substantial uncertainties regarding the interpretation and application of the laws and regulations of the People’s Republic of China, (“PRC”), including, but not limited to, the laws and regulations governing our business in the PRC, and the enforcement and performance of the contractual arrangements between our wholly-owned subsidiary, TechTarget (Beijing) Information Technology Consulting Co., Ltd, (“TTGT China”), and our affiliated Chinese entity, Keji Wangtuo (Beijing) Information Technology Co., Ltd, (“Keji Wangtuo”), and its shareholders. The Company is considered a foreign person under PRC law. As a result, the Company is subject to PRC law limitations on foreign ownership of companies engaged in value-added telecommunications services, including internet-related services, and advertising. Accordingly, we operate our websites and our online advertising business in China through Keji Wangtuo, a company wholly-owned by two citizens of the PRC; we have no equity ownership interest in Keji Wangtuo. Keji Wangtuo holds the licenses and approvals necessary to operate our websites and online advertising business in China. Through our wholly-owned subsidiary, TTGT China, we have contractual arrangements with Keji Wangtuo and its shareholders that allow us to substantially control and operate Keji Wangtuo and give us the economic benefit of those operations. We cannot be sure that we will be able to enforce these contracts. In addition, such contractual arrangements may not prove as effective in exercising control over Keji Wangtuo as direct ownership. Although we believe we are in compliance with current PRC regulations, we cannot be sure that the Chinese government would agree that our operating and equity arrangements with Keji Wangtuo comply with Chinese law. If the Chinese government determines that we are not in compliance with applicable law, it could revoke our business and operating licenses, require us to discontinue or restrict our operations, restrict our right to collect revenues, block our websites in China, require us to restructure our Chinese operations, impose additional conditions or requirements with which we may not be able to comply, impose restrictions on our business operations or on our customers, or take other regulatory or enforcement actions against us that could be harmful to our business in China.

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

In the course of our operating history, we have acquired assets and businesses. Some of our acquisitions have resulted in the recording of a significant amount of goodwill and/or intangible assets on our financial statements. We had approximately $99.1 million of goodwill and net intangible assets as of December 31, 2013. The goodwill and/or intangible assets were recorded because the fair value of the net tangible assets acquired was less than the purchase price. We may not realize the full value of the goodwill and/or intangible assets. As such, we evaluate goodwill and other intangible assets with indefinite useful lives for impairment on an annual basis or more frequently if events or circumstances suggest that the asset may be impaired. We did not have any intangible assets with indefinite lives as of December 31, 2013 or 2012. We evaluate other intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. If goodwill or other intangible assets are determined to be impaired, we will write off the unrecoverable portion as a charge to our earnings. If we acquire new assets and businesses in the future, as we intend to do, we may record additional goodwill and/or intangible assets. The possible write-off of the goodwill and/or intangible assets could negatively impact our future earnings and, as a result, the market price of our common stock could decline.

The trading value of our common stock may be volatile and decline substantially.

The trading price of our common stock may be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report, these factors include:

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

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. A large portion of our outstanding shares of common stock is held by our officers, directors and significant stockholders. Two of the largest percentages of our shares are owned by venture capital funds, which are typically structured to have a finite life. As these venture capital funds approach or pass the respective terms of the fund, the decision to sell or hold our stock may be based not only on the underlying investment merits of our stock but also on the requirements of their internal fund structure. Our directors, executive officers and significant stockholders beneficially own approximately 16 million shares of our common stock, which represents 51% of our shares outstanding as of December 31, 2013. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline substantially.

A limited number of stockholders will have the ability to influence the outcome of director elections and other matters requiring stockholder approval.

Our directors, executive officers and significant stockholders beneficially own approximately 51% of our outstanding common stock. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the election of directors, the amendment of our certificate of incorporation and bylaws and the approval of mergers or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by other stockholders.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

In August 2009, we entered into an agreement to lease approximately 87,875 square feet of office space in Newton, Massachusetts. The lease commenced in February 2010 and has a term of 10 years. In November 2010, we signed an amendment to the Newton lease for approximately 8,400 square feet of additional space beginning in late March 2011. We also have leases for several sales offices located in other parts of the United States and for our international subsidiaries. We do not own any real property. We believe that our leased facilities are, in general, in good operating condition and adequate for our current operations and that additional leased space can be obtained if needed.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the Nasdaq Global Market under the trading symbol “TTGT”. The following table sets forth the high and low sales prices of our common stock, as reported by the Nasdaq Global Market, for each quarterly period in 2013 and 2012:

	High	Low
Fiscal 2013
Quarter ended March 31, 2013	$5.71	$4.19
Quarter ended June 30, 2013	$4.90	$4.00
Quarter ended September 30, 2013	$5.46	$4.31
Quarter ended December 31, 2013	$7.10	$4.82
Fiscal 2012
Quarter ended March 31, 2012	$7.88	$5.93
Quarter ended June 30, 2012	$7.66	$4.76
Quarter ended September 30, 2012	$6.04	$3.99
Quarter ended December 31, 2012	$5.99	$4.00

The closing sale price of our common stock, as reported by the Nasdaq Global Market, was $6.93 on February 28, 2014.

Holders

As of February 28, 2014 there were approximately 130 stockholders of record of our common stock based on the records of our transfer agent.

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

Stock Performance Graph

The following graph compares the cumulative total return to stockholders of our common stock for the period from December 31, 2008 to December 31, 2013, to the cumulative total return of the Russell 2000 Index and the S&P 500 Media Industry Index for the same period. This graph assumes the investment of $100.00 on December 31, 2008 in our common stock, the Russell 2000 Index and the S&P 500 Media Industry Index and assumes any dividends are reinvested.

COMPARATIVE STOCK PERFORMANCE

Among TechTarget Inc.,

the Russell 2000 Index and

S&P 500 Media Industry Index

	12/08	12/09	12/10	12/11	12/12	12/13
TechTarget Inc.	100.00	130.32	183.56	135.19	128.47	158.80
Russell 2000	100.00	127.17	161.32	154.59	179.86	249.69
S&P 500 Media Industry	100.00	143.02	177.78	190.99	263.20	397.36

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

Issuer Purchases of Equity Securities

The following table provides information about purchases by the Company during the quarter ended December 31, 2013 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2013 – October 31, 2013	7,100,565	$5.00	7,100,565	$—
November 1, 2013 – November 30, 2013	—	$—	—	$—
December 1, 2013 – December 31, 2013	—	$—	—	$—

(1)	Our board of directors approved the repurchase by us of up to an aggregate of 6,500,000 shares of our common stock having a value of up to $32,500,000 in the aggregate pursuant to a Tender Offer announced on September 25, 2013. This Tender Offer expired on October 24, 2013. In accordance with applicable SEC regulations and the terms of the Tender Offer, we exercised the right to purchase additional shares and accepted for purchase 7,100,565 shares of our common stock for a total cost of approximately $35,600,000, which includes approximately $100,000 in fees and expenses.

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

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Consolidated Results of Operations Data:
Revenues:
Online	$79,709	$88,192	$92,303	$82,330	$72,345
Events	8,787	11,799	13,195	12,679	14,152

Total revenues	88,496	99,991	105,498	95,009	86,497

Cost of revenues:
Online(1)	23,362	23,513	22,373	20,402	20,661
Events(1)	3,771	4,301	4,765	4,313	5,856

Total cost of revenues	27,133	27,814	27,138	24,715	26,517

Gross profit	61,363	72,177	78,360	70,294	59,980
Operating expenses:
Selling and marketing(1)	36,920	36,718	39,586	37,291	34,125
Product development(1)	6,715	7,521	7,688	8,661	9,213
General and administrative(1)	14,156	13,206	13,680	15,530	15,316
Depreciation	3,823	3,279	2,759	2,389	2,219
Amortization of intangible assets	2,223	3,351	3,976	4,523	4,714
Restructuring charge	—	—	384	—	—

Total operating expenses	63,837	64,075	68,073	68,394	65,587

Operating (loss) income	(2,474)	8,102	10,287	1,900	(5,607)
Interest and other (expense) income, net	(20)	107	57	176	267

(Loss) income before (benefit from) provision for income taxes	(2,494)	8,209	10,344	2,076	(5,340)
(Benefit from) provision for income taxes	(657)	4,185	5,655	3,258	(224)

Net (loss) income	$(1,837)	$4,024	$4,689	$(1,182)	$(5,116)

Net (loss) income per common share(2):
Basic	$(0.05)	$0.10	$0.12	$(0.03)	$(0.12)

Diluted	$(0.05)	$0.10	$0.12	$(0.03)	$(0.12)

Weighted average common shares outstanding:
Basic	37,886	40,211	38,532	42,771	41,865

Diluted	37,886	40,910	40,567	42,771	41,865

Other Data:
Adjusted EBITDA (unaudited)(3)	$9,358	$19,999	$25,273	$19,813	$13,949

	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$33,772	$76,340	$63,221	$50,134	$82,557
Total assets	$176,982	$220,192	$209,187	$193,758	$214,063
Total liabilities	$19,920	$20,878	$19,512	$19,898	$16,199
Treasury stock	$(83,862)	$(35,810)	$(35,343)	$(35,343)	$—
Total stockholders’ equity	$157,062	$199,314	$189,675	$173,860	$197,864

(1)	Amounts include stock-based compensation expense as follows:

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Cost of online revenue	$173	$202	$273	$173	$454
Cost of events revenue	18	18	91	87	94
Selling and marketing	2,751	2,888	4,713	6,380	6,025
Product development	212	265	443	520	535
General and administrative	2,431	1,894	1,949	3,841	5,515

Total	$5,585	$5,267	$7,469	$11,001	$12,623

(2)	Basic and diluted net (loss) income per common share is computed by dividing the net (loss) income applicable to common stockholders by the basic and diluted weighted-average number of common shares outstanding for the fiscal period. See Note 2 of our “Notes to Consolidated Financial Statements.”
(3)	The following table reconciles net (loss) income to adjusted EBITDA for the periods presented and is unaudited:

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Net (loss) income	$(1,837)	$4,024	$4,689	$(1,182)	$(5,116)
Interest and other expense (income), net	20	(107)	(57)	(176)	(267)
(Benefit from) provision for income taxes	(657)	4,185	5,655	3,258	(224)
Depreciation	3,823	3,279	2,759	2,389	2,219
Amortization of intangible assets	2,223	3,351	3,976	4,523	4,714
Amortization of purchase price adjustment for earnouts	201	—	398	—	—

EBITDA	3,773	14,732	17,420	8,812	1,326
Stock-based compensation	5,585	5,267	7,469	11,001	12,623
Restructuring charge	—	—	384	—	—

Adjusted EBITDA	$9,358	$19,999	$25,273	$19,813	$13,949

Adjusted EBITDA is a metric used by management when reviewing our performance. EBITDA represents net income (loss) before interest and other income (expense) net, provision for (benefit from) income taxes, depreciation and amortization. Adjusted EBITDA represents EBITDA as further adjusted to exclude stock-based compensation and restructuring charges. We present Adjusted EBITDA as a supplemental performance measure because we believe it facilitates operating performance comparisons from period to period and company to company by backing out potential differences caused by variations in capital structures (affecting interest expense), tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses), the age and book depreciation of fixed assets (affecting relative depreciation expense), acquisition-related charges (such as amortization of intangible assets and earnouts) and the impact of non-cash stock-based compensation expense costs. Because Adjusted EBITDA facilitates internal comparisons of operating performance on a more consistent basis, we also use Adjusted EBITDA in measuring our performance relative to that of our competitors. We also use Adjusted EBITDA in connection with our compensation of our executive officers and senior management. Adjusted EBITDA is not a measurement of our financial performance under Generally Accepted Accounting Principles (“GAAP”) and should not be considered as an alternative to net income (loss), operating income (loss) or any other performance measures derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our profitability or liquidity. We understand that although Adjusted EBITDA is frequently used by securities analysts, lenders and others in their evaluation of companies, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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

Overview

Background

We are a leading provider of specialized online content and brand advertising that brings together buyers and sellers of corporate information technology (“IT”) products. We sell customized marketing programs that enable IT vendors to reach corporate IT decision makers who are actively researching specific IT purchases. We operate a network of over 150 websites, each of which focuses on a specific IT sector, such as storage, security or networking. Throughout the critical stages of the purchase decision process, our content offerings meet IT professionals’ needs for expert, peer and IT vendor information, and provide a platform on which IT vendors can launch targeted marketing campaigns that generate measurable, high Return on Investment (“ROI”). As IT professionals have become increasingly specialized, they have come to rely on our sector-specific websites for purchasing decision support. Our content enables IT professionals to navigate the complex and rapidly changing IT landscape where purchasing decisions can have significant financial and operational consequences. Based upon the logical clustering of our users’ respective job responsibilities and the marketing focus of the products that our customers are advertising, we currently categorize our content offerings across nine distinct media groups: Application Architecture and Development; Channel; CIO/IT Strategy; Data Center and Virtualization Technologies; Business Applications and Analytics; Networking; Security; Storage; and TechnologyGuide.com.

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

On December 17, 2012 we announced that we had acquired E-Magine Médias SAS, which we call LeMagIT, a strategic partner with TechTarget since 2010, for $2.2 million in cash plus a potential future earnout valued at $0.7 million at the time of the acquisition. Approximately $1.2 million of the cash payment was made at closing, with the remainder due in two equal installments in fiscal years 2013 and 2014. The second installment payment of approximately $0.6 million was made in the fourth quarter of 2013. The third installment is subject to certain revenue growth targets and may be reduced based on actual results. Since its launch in 2008, LeMagIT’s network of sites has offered French-language news and analysis for IT decision makers on core enterprise IT topics such as cloud computing, virtualization, security, and storage and attracts over 250,000 visits per month. The acquisition strengthens our value proposition to deliver focused content, targeted audiences and innovative capabilities to enterprise IT providers trying to make progress in Europe. The third installment, to be paid in 2014, is included in accrued liabilities in our consolidated balance sheet; the earnout is included in long-term liabilities on our consolidated balance sheet.

Executive Summary

During 2012 and 2013, we made progress on our strategy to grow our business and increase the reach of our offerings. It continues to be the case that, central to these efforts, is the progress that we are making with our new product platform, Activity Intelligence™, and the continued expansion of our direct international capabilities.

Key strategic activities during the period ended December 31, 2013 included:

•

International Update – International geo-targeted revenue increased by 23% in the year ended December 31, 2013 as compared to the same period a year ago. We believe that our integrated product offering across regions continues to resonate with international marketers and is contributing to our successful results. We plan on continuing to invest in these capabilities as we seek opportunities to increase our global reach. During 2013, we launched direct operations in Germany after a long-term partnership expired.

•	Site launches and updates: In the twelve month period ended December 31, 2013, we launched and updated the following websites:

•

SearchSDN.com™, a new website designed to help network professionals make informed decisions as they transition to software-defined networking. Software-defined networking (“SDN”) is a disruptive technology that promises to revolutionize networking. SearchSDN.com is dedicated to covering all aspects of software-defined networking to provide more focused coverage of evolving SDN technology and business issues. It provides news and technical content on software-defined networking deployment, building service provider/cloud networks based on SDN, as well as SDN implementation and management in data centers, remote branches and in local area networks (“LANs”).

•

TechnologyGuide.com™, a website that focuses on growing trends including consumerization and “bring your own device” (“BYOD”). Test centers in Cincinnati and Boston enable TechnologyGuide’s experienced editorial staff to carefully evaluate and compare products in a controlled environment. This makes it a must-read resource for technology-savvy enthusiasts, IT professionals, and other buyers searching for trusted purchase information.

•

SearchDataCenter.de™, SearchNetworking.de™, SearchSecurity.de™, SearchStorage.de™ and Search EnterpriseSoftware.de™, which are websites that contain, in the German language, assets similar to those in our .com website of a similar domain name, as well as de.Bitpipe.com, an extensive German-language white paper, webcast and video IT library with more than 200 German language assets.

•	We upgraded our LeMagIT.fr site, resulting in an expanded product capability set for the French enterprise IT market.

•

SearchDataCenter en Español delivers targeted content focused on critical issues and solutions for Latin American IT buyers across key enterprise IT segments, including: business applications and business intelligence; data center hardware and storage; networking; enterprise security; as well as cross-IT trends such as cloud computing, mobility, and big data. It launched with more than 500 original Spanish-language articles, numerous Spanish-language e-books, and a resource library for Spanish-language white papers and webcasts.

•

Bitpipe.com.br™ is a new Portuguese-language technology content library that will serve the needs of Brazilian IT buyers seeking white papers, webcasts and videos to support technology purchase decisions and provide technology companies the opportunity to generate active enterprise technology leads in this fast-growing market. The library has many highly targeted topic sections, including: Business Applications, Business Intelligence, Data Center Hardware, Storage, Networking, Enterprise Security, Cloud Computing, Mobility, Big Data, and more.

•

IT Deal Alert™ – Our IT Deal Alert Qualified Opportunities service, which we introduced at the end of the second quarter of 2013, is gaining traction with our customers. In the fourth quarter of 2013 we had more than 100 customers utilizing our IT Deal Alert Service; this is up from 50 customers in the third quarter of 2013. We expect this adoption to accelerate in 2014 as we continue to receive very positive feedback from customers on the service and expect IT Deal Alert to be a meaningful growth driver in 2014.

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

The majority of our revenue is derived from the delivery of our online offerings from our media groups. Online revenue represented 90%, 88% and 87% of total revenues for the years ended December 31, 2013, 2012 and 2011, respectively.

We use both online and event offerings to provide IT vendors with numerous touch points to reach key IT decision makers and to provide IT professionals with highly specialized content across multiple forms of media. We are experienced in assisting advertisers to develop custom advertising programs that maximize branding and ROI. The following is a description of the services we offer:

Online. Our network of websites forms the core of our content platform. Our websites provide IT professionals with comprehensive decision support information tailored to their specific areas of responsibility and purchasing decisions. Through our websites, we offer a variety of online media offerings to connect IT vendors to IT professionals. Our lead generation offerings allow IT vendors to maximize ROI by capturing qualified sales leads from the distribution and promotion of content to our audience of IT professionals. In August of 2011, we released a major upgrade to our Activity Intelligence platform. Beginning in 2012, all of our lead generation campaigns offer the Activity Intelligence Dashboard, a technology platform that gives our customers’ marketers and sales representatives a real-time view of their prospects, which includes insights on the research activities of technology buying teams, including at an account level. Lead generation offerings may also include an additional service, Nurture & Qualify (formerly called Nurture & Notify), which helps both technology marketers and their sales teams to identify highly active prospects, detect emerging projects, retarget interested buying teams, and accelerate engagement with specific accounts.

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

•

Webcasts, Podcasts, Videocasts and Virtual Trade Shows. Webcasts, podcasts, videocasts, virtual trade shows and similar content bring informational sessions directly to attendees’ desktops and mobile devices. As is the case with white papers, our users supply their corporate contact and qualification information to the webcast, podcast, virtual trade show or videocast sponsor when they view or download the content. Sponsorship includes access to the registrant information and visibility before, during and after the event.

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

•

IT Deal Alert. IT Deal Alert is a suite of services for advertisers that leverages the detailed purchase intent data that we collect about end-user IT organizations. Through proprietary scoring methodologies, we use this data to help advertisers identify and prioritize accounts whose content consumption around specific IT topics indicates that they are “in-market” for a particular product or service. We also use the data directly to identify and further profile accounts’ upcoming purchase plans. Based on this information, we provide advertisers with detailed “Qualified Sales Opportunities” that profile specific in-progress purchase projects, including information on scope and purchase considerations.

Events. Events revenue represented 10%, 12% and 13% of total revenues for the years ended December 31, 2013, 2012 and 2011, respectively. Most of our media groups operate revenue generating events. The majority of our events are free to IT professionals and are sponsored by IT vendors. Attendees are pre-screened based on event-specific criteria such as sector-specific budget size, company size, or job title. We offer three types of events: multi-day conferences, single-day seminars and custom events. Multi-day conferences provide independent expert content for our attendees and allow vendors to purchase exhibit space and other sponsorship offerings that enable interaction with the attendees. We also hold single-day seminars on various topics in major cities. These seminars provide independent content on key sub-topics in the sectors we serve, are free to qualified attendees, and offer multiple vendors the ability to interact with specific, targeted audiences actively focused on buying decisions. Our custom events differ from our seminars in that they are exclusively sponsored by a single IT vendor, and the content is driven primarily by the sole sponsor.

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

Cost of Events Revenue. Cost of events revenue consists primarily of: facility expenses, including food and beverages for the event attendees as well as office space; salaries and related personnel costs; travel-related expenses; event speaker expenses; stock-based compensation expenses; and other related overhead.

Selling and Marketing. Selling and marketing expense consists primarily of: salaries and related personnel costs; sales commissions; travel-related expenses; stock-based compensation expenses; facilities and related overhead. Sales commissions are recorded as expense when earned by the employee, based on recorded revenue.

Product Development. Product development expense includes the creation and maintenance of our network of websites, advertiser offerings and technical infrastructure. Product development expense consists primarily of salaries and related personnel costs; stock-based compensation expenses; facilities and other related overhead.

General and Administrative. General and administrative expense consists primarily of: salaries and related personnel costs; facilities and other related overhead; accounting, legal and other professional fees; and stock-based compensation expenses.

Depreciation. Depreciation expense consists of the depreciation of our property and equipment. Depreciation of property and equipment is calculated using the straight-line method over their estimated useful lives, ranging from two to ten years.

Amortization of Intangible Assets. Amortization of intangible assets expense consists of the amortization of intangible assets recorded in connection with our acquisitions. Separable intangible assets that are not deemed to have an indefinite life are amortized over their estimated useful lives, which range from two to ten years, using methods that are expected to reflect the estimated pattern of economic use.

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

Application of Critical Accounting Policies and Use of Estimates

The discussion of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue, long-lived assets, goodwill, the allowance for doubtful accounts, stock-based compensation, contingent liabilities, self-insurance accruals and income taxes. We based our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe to be reasonable. In many cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Our actual results may differ from these estimates under different assumptions or conditions.

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

Online Media. Revenue for lead generation campaigns is recognized as follows:

•

Beginning in the period ended March 31, 2012, our lead generation campaigns all offer the Activity Intelligence Dashboard. In order to manage the lead generation component of the campaigns (such as white papers, webcasts, podcasts, videocasts and virtual trade shows), we changed our operational approach and the contractual terms and conditions under which we sell our products. Instead of contracting to sell individual elements of such campaigns, we sell various lead generation campaigns through the Dashboard. Accordingly, for duration-based campaigns, revenue is recognized ratably over the duration of the campaigns, which is typically less than six months. Lead generation offerings may also include an additional service, Nurture & Qualify, in which case revenue is recognized ratably over the period of the campaign as a combined unit of accounting. As part of these offerings, we guarantee a minimum number of qualified leads to be delivered over the course of the advertising campaign. We determine the content necessary to achieve performance guarantees. Scheduled end dates of advertising campaigns sometimes need to be extended, pursuant to the terms of the arrangement, to satisfy lead guarantee obligations. We estimate a revenue reserve necessary to adjust revenue recognition for extended advertising campaigns. These estimates are based on our experience in managing and fulfilling these offerings. The customer has cancellation privileges which generally require advance notice by the customer and require proportional payment by the customer for the portion of the campaign period that has been provided. Additionally, we offer sales incentives to certain customers, primarily in the form of volume rebates, which are classified as a reduction of revenues and are calculated based on the terms of the specific customer’s contract. We accrue for these sales incentives based on contractual terms and historical experience.

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

•	Content Sponsorships. Content sponsorship revenue is recognized ratably over the period in which the related content vehicle is available on our websites.

•	List Rentals and IT Deal Alert. List rental and IT Deal Alert revenue is recognized in the period in which delivery of the report is made to our customers.

•	Banners. Banner revenue is recognized in the period in which the banner impressions or clicks occur.

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

Long-Lived Assets

Our long-lived assets consist primarily of property and equipment, capitalized software, goodwill and other intangible assets. Goodwill and other intangible assets have arisen principally from our acquisitions. The amount assigned to intangible assets is subjective and based on our estimates of the future benefit of the intangible assets using accepted valuation techniques, such as discounted cash flow and replacement cost models. Our long-lived assets, other than goodwill, are amortized over their estimated useful lives, which we determine based on the consideration of several factors including the period of time the asset is expected to remain in service. Intangible assets are amortized over their estimated useful lives, which range from two to ten years, using methods of amortization that are expected to reflect the estimated pattern of economic use. Consistent with our determination that we have only one reporting segment, we have determined that there is only one reporting unit and test goodwill for impairment at the entity level. We evaluate the carrying value and remaining useful lives of long-lived assets, other than goodwill, whenever indicators of impairment are present. We evaluate the carrying value of goodwill annually using the two step process required by ASC 350, Intangibles – Goodwill and Other. The first step of the impairment test is to identify potential impairment by comparing the reporting unit’s fair value with its net book value (or carrying amount), including goodwill. The fair value is estimated based on a market value approach. If the fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is not performed. Whenever indicators of impairment are present, we would perform the second step and compare the implied fair value of the reporting unit’s goodwill, as defined by ASC 350, to its carrying value to determine the amount of the impairment loss, if any. As of December 31, 2013, there are no indications of impairment based on our step one analysis, and our estimated fair value exceeded our carrying value by a significant margin.

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

The allowance for doubtful accounts was $0.9 million at both December 31, 2013 and December 31, 2012.

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

	Years Ended December 31,
	2013	2012	2011
Expected volatility	67%	88%	79%–81.4%
Expected term	5 years	5 years	6.25 years
Risk-free interest rate	0.58%	0.36%	0.9%–2.3%
Expected dividend yield	— %	— %	— %
Weighted-average grant date fair value per share	$3.89	$3.63	$4.72

As there was no public market for our common stock prior to our initial public offering in May 2007 and, until recently, there has been limited historical information on the volatility of our common stock since the date of our initial public offering, we have historically determined the volatility for options granted based on an analysis of the historical volatility of our stock and reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted in 2013 has been determined using a weighted average of the historical volatility of our stock for a period equal to the expected life of the option; a combined historical volatility of our stock and the peer group of companies was used in prior years. The risk-free interest rate is based on a zero coupon United States treasury instrument whose term is consistent with the expected life of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. We applied an estimated annual forfeiture rate based on our historical forfeiture experience of 4.44%, 4.17% and 3.6% in determining the expense recorded in the years ended December 31, 2013, 2012 and 2011, respectively.

Internal-Use Software and Website Development Costs

We capitalize costs of materials, consultants and compensation and related expenses of employees who devote time to the development of internal-use software and website applications and infrastructure involving developing software to operate our websites. However, we expense as incurred website development costs for new features and functionalities since it is not probable that they will result in additional functionality until they are both developed and tested with confirmation that they are more effective than the current set of features and functionalities on our websites. Our judgment is required in determining the point at which various projects enter the state at which costs may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized, which is generally three years. To the extent that we change the manner in which we develop and test new features and functionalities related to our websites, assess the ongoing value of capitalized assets or determine the estimated useful lives over which the costs are amortized, the amount of website development costs we capitalize and amortize in future periods would be impacted. We review capitalized internal-use software and website development costs for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We would recognize an impairment loss only if the carrying amount of the asset is not recoverable and exceeds its fair value. We capitalized internal-use software and website development costs of $3.6 million, $3.0 million and $3.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Income Taxes

We are subject to income taxes in both the United States and foreign jurisdictions, and we use estimates in determining our provision for income taxes. We recognize deferred tax assets and liabilities based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates.

Our deferred tax assets are comprised primarily of book to tax differences on stock-based compensation, timing of deductions for deferred rent and accrued expenses, and net operating loss (“NOL”) carryforwards. As of December 31, 2013, we had state NOL carryforwards of approximately $25.9 million, which may be used to offset future taxable income. The NOL carryforwards expire through 2034. We also have foreign NOL carryforwards of $0.9 million, which may be used to offset future taxable income in foreign jurisdictions until they expire, through 2018.

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

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Years Ended December 31,
	2013		2012		2011
	($ in thousands)
Revenues:
Online	$79,709	90%	$88,192	88%	$92,303	87%
Events	8,787	10	11,799	12	13,195	13

Total revenues	88,496	100	99,991	100	105,498	100

Cost of revenues:
Online	23,362	27	23,513	24	22,373	21
Events	3,771	4	4,301	4	4,765	5

Total cost of revenues	27,133	31	27,814	28	27,138	26

Gross profit	61,363	69	72,177	72	78,360	74
Operating expenses:
Selling and marketing	36,920	42	36,718	37	39,586	38
Product development	6,715	8	7,521	8	7,688	7
General and administrative	14,156	16	13,206	13	13,680	13
Depreciation	3,823	4	3,279	3	2,759	3
Amortization of intangible assets	2,223	2	3,351	3	3,976	4
Restructuring charge	—	—	—	—	384	—

Total operating expenses	63,837	72	64,075	64	68,073	65

Operating (loss) income	(2,474)	(3)	8,102	8	10,287	9
Interest (expense) income, net	(20)	—	107	—	57	—

(Loss) income before (benefit from) provision for income taxes	(2,494)	(3)	8,209	8	10,344	9
(Benefit from) provision for income taxes	(657)	(1)	4,185	4	5,655	5

Net (loss) income	$(1,837)	(2)%	$4,024	4%	$4,689	4%

Comparison of Fiscal Years Ended December 31, 2013 and 2012

Revenues

	Years Ended December 31,
	2013	2012	Increase (Decrease)	Percent Change
	($ in thousands)
Revenues:
Online	$79,709	$88,192	$(8,483)	(10)%
Events	8,787	11,799	(3,012)	(26)

Total revenues	$88,496	$99,991	$(11,495)	(11)%

Online. The decrease in online revenue was primarily attributable to a $11.6 million decrease in lead generation offerings as well as a $1.4 million decrease in branding revenues, primarily due to lower banner sales volume. The decrease in lead generation and branding revenues is primarily in North American sales, caused by continued delays in IT purchases due to uncertainty in the macro environment. This decrease is offset in part by an increase in international revenues as we continue to migrate from a partnership model to international direct operations. Additionally, there was a $4.1 million increase in revenues from new product offerings, primarily IT Deal Alert, and a $0.5 million increase in third party revenues.

Events. The decrease in events revenue is primarily due to a reduction in the number of seminars and custom events that we conducted.

Cost of Revenues and Gross Profit

	Years Ended December 31,
	2013	2012	Increase (Decrease)	Percent Change
	($ in thousands)
Cost of revenues:
Online	$23,362	$23,513	$(151)	(1)%
Events	3,771	4,301	(530)	(12)

Total cost of revenues	$27,133	$27,814	$(681)	(2)%

Gross profit	$61,363	$72,177	$(10,814)	(15)%
Gross profit percentage	69%	72%

Cost of Online Revenue. The decrease in cost of online revenues was primarily attributable to a reduction in variable direct, third party and employee-related costs due to the decrease in online revenues year over year, offset in part by costs related to new product offerings.

Cost of Events Revenue. Cost of events revenues decreased in the year ended December 31, 2013 (“fiscal 2013”) as compared to the same period a year ago, primarily due to decreases in variable direct costs as a result of the decrease in the number of events that we conducted.

Gross Profit. Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. Gross profit for fiscal 2013 was 69% and for the year ended December 31, 2012 (“fiscal 2012”) was 72%. Online gross profit decreased $8.3 million in fiscal 2013 as compared to the same period in 2012, primarily attributable to the decrease in online revenue as compared to the same period a year ago. Events gross profit decreased by $2.5 million, primarily as a result of the lower events revenues, which were offset in part by a reduction in related variable direct costs. Because the majority of our costs are labor-related, we expect our gross profit to fluctuate from period to period depending on the total revenues for the period, as well as the relative contribution of online and events revenues to our total revenues.

Operating Expenses and Other

	Years Ended December 31,
	2013	2012	Increase (Decrease)	Percent Change
	($ in thousands)
Operating expenses:
Selling and marketing	$36,920	$36,718	$202	1%
Product development	6,715	7,521	(806)	(11)
General and administrative	14,156	13,206	950	7
Depreciation	3,823	3,279	544	17
Amortization of intangible assets	2,223	3,351	(1,128)	(34)

Total operating expenses	$63,837	$64,075	$(238)	—%

Interest (expense) income, net	$(20)	$107	$(127)	(119)%

(Benefit from) provision for income taxes	$(657)	$4,185	$(4,842)	(116)%

Selling and Marketing. Selling and marketing expenses increased $0.2 million in fiscal 2013 over 2012, primarily related to a $0.3 million increase in international employee-related expenses, including tax equalization, due to international expansion. This increase was offset in part by a $0.1 million decrease in stock-based compensation due to the completion of vesting of certain equity awards.

Product Development. The decrease in product development expense in fiscal 2013 was primarily caused by a $0.7 million reduction in payroll and allocated costs, most of which is due to these costs being capitalized at higher levels resulting from our ongoing internal development projects.

General and Administrative. The increase in general and administrative expense was primarily attributable to a $0.6 million increase in legal fees, a $0.5 million increase in stock-based compensation, primarily due to grants made late in 2012, a $0.2 million charge related to contingent consideration and a $0.1 million increase in foreign currency-related charges due to our increased international activity. These increases were offset in part by a $0.3 million decrease in bad debt expense and a $0.2 million reduction in employee-related and corporate expenses.

Depreciation and Amortization of Intangible Assets. The increase in depreciation expense is related to our increased fixed asset base, primarily as a result of our continued investment in internal-use software development costs and computer equipment. The decrease in amortization of intangible assets expense was primarily attributable to certain intangible assets becoming fully amortized during late 2012 or early 2013, partially offset by amortization of intangible assets related to the LeMag acquisition that took place in the fourth quarter of 2012.

Interest (Expense) Income, Net. The decrease in interest income, net, is due to present value discounts on installment payments related to the purchase of LeMagIT in the fourth quarter of 2012, which are partially offsetting our 2013 interest income.

Provision for Income Taxes. Our effective tax rate was 26% and 51% for the years ended December 31, 2013 and 2012, respectively. The lower rate in 2013 as compared to 2012 is primarily due to our pre-tax loss position in the U.S. for 2013. The effective tax rate differs from the statutory rate primarily due to the permanent difference of nondeductible stock-based compensation expense of $0.3 million and $1.2 million for the years ended December 31, 2013 and 2012, respectively.

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

Provision for Income Taxes. Our effective tax rate was 51% and 55% for the years ended December 31, 2012 and 2011, respectively. The effective tax rate differs from the statutory rate primarily due to the permanent difference of nondeductible stock-based compensation expense of $1.2 million and $2.2 million for the years ended December 31, 2012 and 2011, respectively.

Selected Quarterly Results of Operations

The following table presents our unaudited quarterly consolidated results of operations for the eight quarters ended December 31, 2013. The unaudited quarterly consolidated information has been prepared on the same basis as our audited consolidated financial statements. You should read the following table presenting our quarterly consolidated results of operations in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this Annual Report. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

	For the Three Months Ended
	2013				2012
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31
	(in thousands, except per share data)
Revenues:
Online	$18,475	$20,371	$18,830	$22,033	$22,071	$23,038	$20,447	$22,636
Events	1,073	2,727	3,281	1,706	1,643	3,331	4,102	2,723

Total revenues	19,548	23,098	22,111	23,739	23,714	26,369	24,549	25,359

Cost of revenues:
Online	5,928	6,138	5,514	5,782	6,041	5,949	5,828	5,695
Events	676	1,087	1,221	787	764	1,154	1,371	1,012

Total cost of revenues	6,604	7,225	6,735	6,569	6,805	7,103	7,199	6,707

Gross profit	12,944	15,873	15,376	17,170	16,909	19,266	17,350	18,652
Operating expenses:
Selling and marketing	9,120	9,093	8,773	9,934	9,163	9,227	9,082	9,246
Product development	1,741	1,676	1,680	1,618	1,855	1,881	1,919	1,866
General and administrative	3,307	3,645	3,595	3,609	3,649	2,979	3,433	3,145
Depreciation	872	985	961	1,005	767	811	850	851
Amortization of intangible assets	734	548	474	467	937	874	843	697

Total operating expenses	15,774	15,947	15,483	16,633	16,371	15,772	16,127	15,805

Operating (loss) income	(2,830)	(74)	(107)	537	538	3,494	1,223	2,847
Interest and other income (expense), net	3	(9)	21	(35)	25	23	37	22

(Loss) income before (benefit from) provision for income taxes	(2,827)	(83)	(86)	502	563	3,517	1,260	2,869
(Benefit from) provision for income taxes	(1,285)	788	(663)	503	198	1,552	588	1,847

Net (loss) income	$(1,542)	$(871)	$577	$(1)	$365	$1,965	$672	$1,022

Net (loss) income per share - basic	$(0.04)	$(0.02)	$0.01	$(0.00)	$0.01	$0.05	$0.02	$0.03

Net (loss) income per share - diluted	$(0.04)	$(0.02)	$0.01	$(0.00)	$0.01	$0.05	$0.02	$0.02

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

Liquidity and Capital Resources

Resources

At December 31, 2013, we had $43.7 million of working capital, and our cash and cash equivalents totaled $15.4 million. Our cash, cash equivalents and investments decreased $42.6 million during fiscal 2013, primarily from cash used by our financing activities, for the purchase of treasury shares through our tender offer and stock repurchase program, as further described below; and investing activities, for purchases of property and equipment, offset in part by cash provided by our operating activities. We believe that our existing cash, cash equivalents, and investments, our cash flow from operating activities and available bank borrowings will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion internationally, future acquisitions we might undertake, and the expansion into complementary businesses. To the extent that our cash and cash equivalents, investments and cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more additional acquisitions of businesses.

	As of December 31,
	2013	2012	2011
	(in thousands)
Cash, cash equivalents and investments	$33,772	$76,340	$63,221
Accounts receivable, net	$22,116	$24,185	$26,272

Cash, Cash Equivalents and Investments

Our cash, cash equivalents and investments at December 31, 2013 were held for working capital purposes and were invested primarily in money market accounts, municipal bonds and government agency bonds. We do not enter into investments for trading or speculative purposes.

Accounts Receivable, Net

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our service delivery and billing activity, cash collections, and changes to our allowance for doubtful accounts. We use days’ sales outstanding, (“DSO”), as a measurement of the quality and status of our receivables. We define DSO as net accounts receivable at quarter end divided by total revenue for the applicable period, multiplied by the number of days in the applicable period. DSO was 86 days at December 31, 2013, 88 days at December 31, 2012 and 84 days at December 31, 2011. The decrease in DSO year over year is primarily due to the timing of payments from customers.

Operating Activities

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Cash provided by operating activities	$8,275	$18,636	$15,858
Cash used in investing activities(1)	$(4,477)	$(5,267)	$(6,530)
Cash (used in) provided by financing activities	$(45,986)	$652	$4,871

(1)	Cash used in investing activities is shown net of purchases and sales/maturities of investments of $9.1 million, $8.6 million and $(20.8) million for the years ended December 31, 2013, 2012 and 2011, respectively.

Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, the provision for bad debt, stock-based compensation, deferred income taxes, and the effect of changes in working capital and other activities. Cash provided by operating activities for the year ended December 31, 2013 was $8.3 million compared to $18.6 million and $15.9 million in the years ended December 31, 2012 and 2011, respectively. The decrease in cash provided by operations in fiscal 2013 compared to fiscal 2012 was primarily caused by a $5.6 million decrease in net income adjusted for non-cash related items, which was primarily related to a net loss of $1.8 million in 2013 compared to net income of $4.0 million in 2012. Also contributing was net cash used by changes in operating assets and liabilities of $3.6 million in 2013 as compared to net cash provided by changes in operating assets and liabilities of $1.2 million in 2012. Significant components of the changes in assets and liabilities included a reduction in income taxes payable of $5.0 million in 2013 as compared with an increase of $0.3 million in 2013, offset by an increase in accrued expenses of $0.5 million in 2013 as compared with a decrease of $1.4 million in 2012, caused primarily by a $1.4 million payment of contingent compensation in 2012 that had been accrued in 2011.

Investing Activities

Cash used in investing activities in the year ended December 31, 2013, excluding purchases and sales/maturities of investments, was $4.5 million for the purchase of property and equipment, primarily website development costs, computer equipment and related software and internal-use development costs.

Cash used in investing activities in the year ended December 31, 2012, excluding purchases and sales/maturities of investments, was $4.2 million for the purchase of property and equipment, primarily website development costs, computer equipment and related software and internal-use development costs. Additionally, cash investment of $1.1 million was made for the purchase of LeMagIT in December 2012.

We expect to spend approximately $3.7 million in capital expenditures in 2014, primarily for internal-use software development costs, computer equipment and related software. We are not currently party to any purchase contracts related to future capital expenditures.

Equity Financing Activities

We received proceeds from the exercise of common stock options totaling $1.6 million, $0.8 million and $2.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

On August 3, 2012, our Board of Directors authorized a $20 million stock repurchase program (the “Program”). We were authorized to repurchase our common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased was determined based on an evaluation of market conditions and other factors. We elected to implement a Rule 10b5-1 trading plan to make such purchases, which permits shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The Program was terminated immediately prior to the commencement of a tender offer on September 25, 2013.

During the year ended December 31, 2013 we repurchased 2,610,279 shares of common stock for approximately $12.4 million pursuant to the Program. Additionally, we accepted for purchase 7,100,565 shares of our common stock for a total cost of $35.6 million, which includes approximately $0.1 million in fees and expenses, pursuant to the tender offer. All repurchased shares were funded with cash on hand.

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

The Revolving Credit Facility matures on August 31, 2016. Unless earlier payment is required by an event of default, all principal and unpaid interest will be due and payable on August 31, 2016. At our option, the Revolving Credit Facility bears interest at either the prime rate less 1.00% or the London Interbank Offered Rate (“LIBOR”) plus the applicable LIBOR margin. The applicable LIBOR margin is based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters. As of December 31, 2013, the applicable LIBOR margin was 1.25%.

We are also required to pay an unused line fee on the daily unused amount of our Revolving Credit Facility at a per annum rate based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters. As of December 31, 2013, unused availability under the Revolving Credit Facility totaled $4.0 million and the per annum unused line fee rate was 0.20%.

At December 31, 2013 and 2012 there were no amounts outstanding under this revolving loan agreement. There is a $1.0 million standby letter of credit related to our corporate headquarters lease that is outstanding at December 31, 2013, bringing our available borrowings on the $5.0 million facility to $4.0 million.

Borrowings under the Credit Agreement are collateralized by a security interest in substantially all of our assets. Covenants governing the Credit Agreement include the maintenance of certain financial ratios. At December 31, 2013, with the exception of the ratio for Minimum Fixed Charge Coverage, for which we were granted a waiver, we were in compliance with all required covenants under the Credit Agreement.

Tender Offer

On September 25, 2013, we commenced a tender offer to purchase up to 6.5 million shares of our common stock at a price of $5.00 per share.

The tender offer expired on October 24, 2013. In accordance with applicable SEC regulations and the terms of the tender offer, we exercised the right to purchase additional shares and accepted for purchase 7,100,565 shares of our common stock for a total cost of $35.6 million, which includes approximately $0.1 million in fees and expenses.

Capital Expenditures

We have made capital expenditures primarily for computer equipment and related software needed to host our websites, internal-use software development costs, as well as for leasehold improvements and other general purposes to support our growth. Our capital expenditures totaled $4.5 million, $4.1 million and $4.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. A majority of our capital expenditures in 2013 were internal-use development costs and, to a lesser extent, computer equipment and related software. We are not currently party to any purchase contracts related to future capital expenditures.

Contractual Obligations and Commitments

As of December 31, 2013, our principal commitments consist of obligations under leases for office space. The offices are leased under non-cancelable operating lease agreements that expire through 2020.

The following table sets forth our commitments to settle contractual obligations in cash as of December 31, 2013:

	Payments Due By Period
Contractual Obligations	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years
Operating leases(1)	$22,158	$4,321	$7,141	$6,694	$4,002

(1)	At December 31, 2013, we had an irrevocable standby letter of credit outstanding in the aggregate amount of $1.0 million. This letter of credit supports the lease we entered into in 2009 for our corporate headquarters. This letter of credit, subject to certain reductions, extends annually through February 28, 2020 unless notification of termination is received.

See Note 9 to the Consolidated Financial Statements for further information with respect to our operating leases.

See Note 4 to the Consolidated Financial Statements for information regarding future payments related to the LeMagIT acquisition.

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

Foreign Currency Exchange Risk

We currently have subsidiaries in London, England; Hong Kong; Australia; Singapore; and Paris, France. Additionally, we have a wholly foreign-owned enterprise formed under the laws of the People’s Republic of China, a VIE in Beijing, PRC and an office in India. Approximately 26% of our revenues for the year ended December 31, 2013 were derived from advertisers located outside of the United States and our foreign exchange gains/losses were not significant. We currently believe our exposure to foreign currency exchange rate fluctuations is financially immaterial and therefore have not entered into foreign currency hedging transactions. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in the future.

Interest Rate Risk

At December 31, 2013, we had cash, cash equivalents and investments totaling $33.8 million. These amounts were invested primarily in money market accounts, municipal bonds and government agency bonds.

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

Our exposure to market risk also relates to the amount of interest expense we must pay under our revolving credit facility. The advances under this credit facility bear a variable rate of interest determined as a function of the lender’s prime rate or LIBOR. At December 31, 2013, there were no amounts outstanding under our revolving credit facility.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

TechTarget, Inc.

Newton, Massachusetts

We have audited the accompanying consolidated balance sheets of TechTarget, Inc. as of December 31, 2013 and 2012 and the related consolidated statements of comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TechTarget, Inc. at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TechTarget, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 17, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Boston, Massachusetts

March 17, 2014

TechTarget, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$15,412	$48,409
Short-term investments	14,401	6,610
Accounts receivable, net of allowance for doubtful accounts of $913 and $911 as of December 31, 2013 and 2012, respectively	22,116	24,185
Prepaid expenses and other current assets	5,516	1,427
Deferred tax assets	555	862

Total current assets	58,000	81,493
Property and equipment, net	9,457	8,817
Long-term investments	3,959	21,321
Goodwill	94,171	93,792
Intangible assets, net of accumulated amortization	4,958	7,043
Deferred tax assets	5,873	7,457
Other assets	564	269

Total assets	$176,982	$220,192

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,686	$2,907
Accrued expenses and other current liabilities	3,300	3,535
Accrued compensation expenses	1,175	1,233
Income taxes payable	—	1,186
Deferred revenue	7,097	5,985

Total current liabilities	14,258	14,846
Long-term liabilities:
Deferred rent	2,980	3,250
Deferred tax liabilities	745	702
Contingent consideration	928	1,180
Other liabilities	1,009	900

Total liabilities	19,920	20,878
Commitments and contingencies (Note 9)	—	—
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized; 47,648,102 shares issued and 31,983,440 shares outstanding at December 31, 2013; 45,461,257 shares issued and 39,507,439 shares outstanding at December 31, 2012	48	46
Treasury stock, 15,664,662 and 5,953,818 shares at December 31, 2013 and 2012, respectively, at cost	(83,862)	(35,810)
Additional paid-in capital	270,726	263,426
Accumulated other comprehensive income (loss)	199	(136)
Accumulated deficit	(30,049)	(28,212)

Total stockholders’ equity	157,062	199,314

Total liabilities and stockholders’ equity	$176,982	$220,192

See accompanying Notes to Consolidated Financial Statements.

TechTarget, Inc.

Consolidated Statements of Comprehensive (Loss) Income

(in thousands, except per share data)

	For the Years Ended December 31,
	2013	2012	2011
Revenues:
Online	$79,709	$88,192	$92,303
Events	8,787	11,799	13,195

Total revenues	88,496	99,991	105,498

Cost of revenues:
Online(1)	23,362	23,513	22,373
Events(1)	3,771	4,301	4,765

Total cost of revenues	27,133	27,814	27,138

Gross profit	61,363	72,177	78,360
Operating expenses:
Selling and marketing(1)	36,920	36,718	39,586
Product development(1)	6,715	7,521	7,688
General and administrative(1)	14,156	13,206	13,680
Depreciation	3,823	3,279	2,759
Amortization of intangible assets	2,223	3,351	3,976
Restructuring charge	—	—	384

Total operating expenses	63,837	64,075	68,073

Operating (loss) income	(2,474)	8,102	10,287
Interest and other (expense) income, net	(20)	107	57

(Loss) income before (benefit from) provision for income taxes	(2,494)	8,209	10,344
(Benefit from) provision for income taxes	(657)	4,185	5,655

Net (loss) income	$(1,837)	$4,024	$4,689

Net (loss) income per common share:
Basic	$(0.05)	$0.10	$0.12

Diluted	$(0.05)	$0.10	$0.12

Weighted average common shares outstanding:
Basic	37,886	40,211	38,532

Diluted	37,886	40,910	40,567

Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on investments (net of tax (benefit) provision of $(2), $1 and $10, respectively)	$(4)	$2	$14
Unrealized gain (loss) on foreign currency exchange	339	112	(269)

Other comprehensive income (loss)	335	114	(255)

Comprehensive (loss) income	$(1,502)	$4,138	$4,434

(1) Amounts include stock-based compensation expense as follows:

Cost of online revenue	$173	$202	$273
Cost of events revenue	18	18	91
Selling and marketing	2,751	2,888	4,713
Product development	212	265	443
General and administrative	2,431	1,894	1,949

See accompanying Notes to Consolidated Financial Statements.

TechTarget, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)		Total Stockholders’ Equity
	Number of Shares	$0.001 Par Value	Number of Shares	Cost			Accumulated Deficit
Balance, December 31, 2010	42,901,926	$43	5,857,878	$(35,343)	$246,080	$5	$(36,925)	$173,860

Issuance of common stock from stock options and restricted stock awards	1,599,464	2			2,815			2,817
Excess tax benefit — stock options					1,095			1,095
Stock-based compensation expense					7,469			7,469
Unrealized gain on investments (net of tax provision of $10)						14		14
Unrealized loss on foreign currency translation						(269)		(269)
Net income							4,689	4,689

Balance, December 31, 2011	44,501,390	$45	5,857,878	$(35,343)	$257,459	$(250)	$(32,236)	$189,675

Issuance of common stock from stock options and restricted stock awards	959,867	1			765			766
Purchase of common stock through stock repurchase program			95,940	(467)				(467)
Shelf registration fees					(69)			(69)
Excess tax benefit — stock options					4			4
Stock-based compensation expense					5,267			5,267
Unrealized gain on investments (net of tax provision of $1)						2		2
Unrealized gain on foreign currency translation						112		112
Net income							4,024	4,024

Balance, December 31, 2012	45,461,257	$46	5,953,818	$(35,810)	$263,426	$(136)	$(28,212)	$199,314

Issuance of common stock from stock options and restricted stock awards	2,186,845	2			1,558			1,560
Purchase of common stock through stock repurchase program			2,610,279	(12,409)				(12,409)
Purchase of common stock through tender offer (including $140 in related costs)			7,100,565	(35,643)				(35,643)
Excess tax benefit — stock options					157			157
Stock-based compensation expense					5,585			5,585
Unrealized loss on investments (net of tax benefit of $(2))						(4)		(4)
Unrealized gain on foreign currency translation						339		339
Net loss							(1,837)	(1,837)

Balance, December 31, 2013	47,648,102	$48	15,664,662	$(83,862)	$270,726	$199	$(30,049)	$157,062

See accompanying Notes to Consolidated Financial Statements.

TechTarget, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2013	2012	2011
Operating Activities:
Net (loss) income	$(1,837)	$4,024	$4,689
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	6,046	6,630	6,735
Provision for bad debt	564	827	316
Amortization of investment premiums	466	927	983
Stock-based compensation	5,585	5,267	7,469
Deferred tax provision (benefit)	1,554	231	(1,374)
Excess tax benefit — stock options	(506)	(422)	(2,054)
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	1,496	1,860	(1,661)
Prepaid expenses and other current assets	(524)	384	(760)
Other assets	(314)	(54)	(81)
Accounts payable	(239)	(144)	(853)
Income taxes payable	(5,004)	321	3,174
Accrued expenses and other current liabilities	412	(1,421)	1,921
Accrued compensation expenses	(17)	57	(779)
Deferred revenue	1,112	374	(1,210)
Other liabilities	(519)	(225)	(657)

Net cash provided by operating activities	8,275	18,636	15,858
Investing activities:
Purchases of property and equipment, and other assets	(4,477)	(4,150)	(4,481)
Purchases of investments	(16,433)	(21,373)	(38,211)
Proceeds from sales and maturities of investments	25,555	29,954	17,370
Acquisition of businesses, net of cash acquired	—	(1,117)	(2,049)

Net cash provided by (used in) investing activities	4,645	3,314	(27,371)
Financing activities:
Purchase of treasury shares	(47,912)	(467)	—
Excess tax benefit — stock options	506	422	2,054
Tender offer fees	(140)	—	—
Shelf registration fees	—	(69)	—
Proceeds from exercise of stock options	1,560	766	2,817

Net cash (used in) provided by financing activities	(45,986)	652	4,871

Effect of exchange rate changes on cash and cash equivalents	69	21	(156)

Net (decrease) increase in cash and cash equivalents	(32,997)	22,623	(6,798)
Cash and cash equivalents at beginning of period	48,409	25,786	32,584

Cash and cash equivalents at end of period	$15,412	$48,409	$25,786

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$—

Cash paid for income taxes	$2,834	$3,662	$4,153

Supplemental disclosure of non-cash investing activities:
Accrual for contingent consideration and cash to be paid in connection with an acquisition	$—	$1,715	$1,405

See accompanying Notes to Consolidated Financial Statements.

TechTarget, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2013, 2012 and 2011

(In thousands, except share and per share data, where otherwise noted or instances where expressed in millions)

1. Organization and Operations

TechTarget, Inc. (the “Company”) is a leading provider of specialized online content and brand advertising that brings together buyers and sellers of corporate information technology (“IT”) products. The Company sells customized marketing programs that enable IT vendors to reach corporate IT decision makers who are actively researching specific IT purchases. The Company operates a network of over 150 websites, each of which focuses on a specific IT sector, such as storage, security or networking. During the critical stages of the purchase decision process, these content offerings meet IT professionals’ needs for expert, peer and IT vendor information, and provide a platform on which IT vendors can launch targeted marketing campaigns which generate measurable, high return on investment (“ROI”). As IT professionals have become increasingly specialized, they have come to rely on the Company’s sector-specific websites for purchasing decision support. The Company’s content enables IT professionals to navigate the complex and rapidly changing IT landscape where purchasing decisions can have significant financial and operational consequences. Based upon the logical clustering of users’ respective job responsibilities and the marketing focus of the products that the Company’s customers are advertising, content offerings are currently categorized across nine distinct media groups: Application Architecture and Development; Channel; CIO/IT Strategy; Data Center and Virtualization Technologies; Business Applications and Analytics; Networking; Security; Storage; and TechnologyGuide.

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

Based on these contractual arrangements, the Company consolidates the financial results of KWIT as required by Accounting Standards Codification (“ASC”) subtopic 810-10 (“ASC 810-10”), Consolidation: Overall, because the Company holds all the variable interests of KWIT through the WFOE, which is the primary beneficiary of KWIT. Despite the lack of technical majority ownership, there exists a parent-subsidiary relationship between the Company and the VIE through the aforementioned agreements, whereby the equity holders of KWIT assigned all of their voting rights underlying their equity interest in KWIT to the WFOE. In addition, through the other aforementioned agreements, the Company demonstrates its ability and intention to continue to exercise the ability to obtain substantially all of the profits and absorb all of the expected losses of KWIT. All significant intercompany accounts and transactions between the Company, its subsidiaries, and KWIT have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to revenue, long-lived assets, goodwill, the allowance for doubtful accounts, stock-based compensation, earnouts, self-insurance accruals and income taxes. Estimates of the carrying value of certain assets and liabilities are based on historical experience and on various other assumptions that the Company believes to be reasonable. Actual results could differ from those estimates.

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

Online Media. Revenue for lead generation campaigns is recognized as follows:

Beginning in the period ended March 31, 2012, the Company’s lead generation campaigns all offer the Activity Intelligence™ Dashboard (the “Dashboard”). In order to manage the lead generation component, the Company changed its operational approach and the contractual terms and conditions under which it sells its products. Instead of contracting to sell individual elements, the Company sells various lead generation campaigns with the Dashboard. Accordingly, for duration-based campaigns, revenue is recognized ratably over the duration of the campaigns, which is usually less than six months. Lead generation offerings may also include an additional service, Nurture & Qualify (formerly called Nurture & Notify), in which case revenue is recognized ratably over the period of the campaign as a combined unit of accounting. As part of these lead generation campaign offerings, the Company will guarantee a minimum number of qualified leads to be delivered over the course of the advertising campaign. The Company determines the content necessary to achieve performance guarantees. Scheduled end dates of advertising campaigns sometimes need to be extended, pursuant to the terms of the arrangement, to satisfy lead guarantees. The Company estimates a revenue reserve necessary to adjust revenue recognition for extended advertising campaigns. These estimates are based on the Company’s experience in managing and fulfilling these offerings. The customer has cancellation privileges which generally require advance notice by the customer and require proportional payment by the customer for the portion of the campaign period provided by the Company. Additionally, the Company offers sales incentives to certain customers, primarily in the form of volume rebates, which are classified as a reduction of revenues and are calculated based on the terms of the specific customer’s contract. The Company accrues for these sales incentives based on contractual terms and historical experience.

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

•	Content Sponsorships. Content sponsorship revenue is recognized ratably over the period in which the related content asset is available on the Company’s websites.

•	List Rentals and IT Deal Alert™. List rental and IT Deal Alert revenue is recognized in the period in which the delivery of the report is made to the Company’s customer.

•	Banners. Banner revenue is recognized in the period in which the banner impressions or clicks occur.

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

Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue. The Company excludes from its deferred revenue and accounts receivable balances amounts for which it has billed in advance prior to the start of a campaign or the delivery of services.

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, short and long-term investments, accounts receivable, accounts payable and contingent consideration. Due to their short-term nature and/or liquidity, the carrying value of these instruments approximates their estimated fair values. See Note 3 for further information on the fair value of the Company’s investments. The fair value of contingent consideration was estimated using a discounted cash flow method described in Note 4.

Long-Lived Assets, Goodwill and Indefinite-lived Intangible Assets

Long-lived assets consist primarily of property and equipment, capitalized software, goodwill and other intangible assets. The Company reviews long-lived assets, including property and equipment and finite intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Conditions that would trigger an impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset or an adverse action or a significant decrease in the market price. A specifically identified intangible asset must be recorded as a separate asset from goodwill if either of the following two criteria is met: (1) the intangible asset acquired arises from contractual or other legal rights; or (2) the intangible asset is separable. Accordingly, intangible assets consist of specifically identified intangible assets. Goodwill is the excess of any purchase price over the estimated fair value of net tangible and intangible assets acquired.

Goodwill and indefinite-lived intangible assets are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life are amortized over their estimated useful lives, which range from two to ten years, using methods of amortization that are expected to reflect the estimated pattern of economic use, and are reviewed for impairment when events or changes in circumstances suggest that the assets may not be recoverable. Consistent with the Company’s determination that it has only one reporting segment, it has been determined that there is only one reporting unit and goodwill is tested for impairment at the entity level. The Company performs its annual test of impairment of goodwill as of December 31st of each year and whenever events or changes in circumstances suggest that the carrying amount may not be recoverable using the two step process required by ASC 350, Intangibles – Goodwill and Other. The first step of the impairment test is to identify potential impairment by comparing the reporting unit’s fair value with its net book value (or carrying amount), including goodwill. The fair value is estimated based on a market value approach. If the fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is not performed. Whenever indicators of impairment are present, the Company would perform the second step and compare the implied fair value of the reporting unit’s goodwill, as defined by ASC 350, to its carrying value to determine the amount of the impairment loss, if any. As of December 31, 2013, there are no indications of impairment based on the step one analysis, and the Company’s estimated fair value exceeded its goodwill carrying value by a significant margin.

Based on the aforementioned evaluation, the Company believes that, as of the balance sheet date presented, none of the Company’s goodwill or other long-lived assets were impaired. The Company did not have any intangible assets with indefinite lives as of December 31, 2013 or 2012.

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

Below is a summary of the changes in the Company’s allowance for doubtful accounts for the years ended December 31, 2013, 2012 and 2011.

	Balance at Beginning of Period	Provision	Acquired in Business Combinations	Write-offs, Net of Recoveries	Balance at End of Period
Year ended December 31, 2011	$1,026	$316	$—	$(280)	$1,062
Year ended December 31, 2012	$1,062	$827	—	$(978)	$911
Year ended December 31, 2013	$911	$564	—	$(562)	$913

Property and Equipment

Property and equipment is stated at cost. Property and equipment acquired through acquisitions of businesses are initially recorded at fair value. Depreciation is calculated on the straight-line method based on the month the asset is placed in service over the following estimated useful lives:

Estimated Useful Life
Furniture and fixtures	5 years
Computer equipment and software	2–3 years
Internal-use software and website development costs	3–4 years
Leasehold improvements	Shorter of useful life or remaining duration of lease

Property and equipment consists of the following:

	As of December 31,
	2013	2012
Furniture and fixtures	$848	$1,277
Computer equipment and software	4,026	4,014
Leasehold improvements	1,294	1,362
Internal-use software and website development costs	15,028	12,817

	21,196	19,470
Less: accumulated depreciation and amortization	(11,739)	(10,653)

	$9,457	$8,817

Depreciation expense was $3.8 million, $3.3 million and $2.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. Repairs and maintenance charges that do not increase the useful life of the assets are charged to operations as incurred. The Company wrote off approximately $2.7 million, $0.8 million and $1.3 million of fully depreciated assets that were no longer in service during 2013, 2012 and 2011, respectively.

Depreciation expense is classified as a component of operating expense in the Company’s results of operations.

Internal-Use Software and Website Development Costs

The Company capitalizes costs incurred during the development of its website applications and infrastructure as well as certain costs relating to internal-use software. The estimated useful life of costs capitalized is evaluated for each specific project. Capitalized internal-use software and website development costs are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized only if the carrying amount of the asset is not recoverable and exceeds its fair value. The Company capitalized internal-use software and website development costs of $3.6 million, $3.0 million and $3.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

No single customer represented 10% or more of total accounts receivable at December 31, 2013 or 2012. No single customer accounted for 10% or more of total revenue in the year ended December 31, 2013. One customer accounted for both 12.0% and 12.8% of total revenue for the years ended December 31, 2012 and 2011, respectively.

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

Stock-Based Compensation

The Company has two stock-based employee compensation plans which are more fully described in Note 10. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized in the Consolidated Statement of Comprehensive (Loss) Income using the straight-line method over the vesting period of the award or using the accelerated method if the award is contingent upon performance goals. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock option awards.

Comprehensive (Loss) Income

Comprehensive (loss) income includes all changes in equity during a period, except those resulting from investments by stockholders and distributions to stockholders. The Company’s comprehensive (loss) income includes changes in the fair value of the Company’s unrealized (losses) gains on available for sale securities and foreign currency translation.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net (loss) income per share is as follows:

	For the Years Ended December 31,
	2013	2012	2011
Numerator:
Net (loss) income	$(1,837)	$4,024	$4,689

Denominator:
Basic:
Weighted average shares of common stock and vested restricted stock awards outstanding	37,886,492	40,211,075	38,531,645

Diluted:
Weighted average shares of common stock and vested restricted stock awards outstanding	37,886,492	40,211,075	38,531,645
Effect of potentially dilutive shares	—	698,668	2,035,806

Total weighted average shares of common stock and vested restricted stock awards outstanding	37,886,492	40,909,743	40,567,451

Calculation of Net (Loss) Income Per Common Share:
Basic:
Net (loss) income applicable to common stockholders	$(1,837)	$4,024	$4,689

Weighted average shares of stock outstanding	37,886,492	40,211,075	38,531,645

Net (loss) income per common share	$(0.05)	$0.10	$0.12

Diluted:
Net (loss) income applicable to common stockholders	$(1,837)	$4,024	$4,689

Weighted average shares of stock outstanding	37,886,492	40,909,743	40,567,451

Net (loss) income per common share(1)	$(0.05)	$0.10	$0.12

(1)

Shares used to calculate diluted earnings per share exclude 0.5 million shares related to outstanding stock options and unvested restricted stock awards for the year ended December 31, 2013 that would have been dilutive if the Company had net income during that period. Additionally, in calculating diluted earnings per share, 5.3 million, 4.2 million and 2.7 million shares related to outstanding stock options and unvested restricted stock awards were excluded for the years ended December 31, 2013, 2012 and 2011, respectively, because they were anti-dilutive.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”) to provide guidance on the presentation of unrecognized tax benefits. ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 is effective for the Company in the first quarter of fiscal 2014 with earlier adoption permitted. ASU 2013-11 should be applied prospectively with retroactive application permitted. The Company is currently evaluating the impact of the pending adoption of ASU 2013-11 on its consolidated financial statements starting in 2014.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income – Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires additional disclosure about material changes in the components of accumulated other comprehensive income, including amounts reclassified and amounts due to current period other comprehensive income. The standard was effective in the first quarter of fiscal 2013. The Company has not adopted the disclosure provisions required by this ASU as there are no material components of accumulated other comprehensive income nor have there been any material reclassifications out of accumulated other comprehensive income during the periods ended December 31, 2013, 2012 or 2011.

3. Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, short-term and long-term investments and contingent consideration. The fair value of these financial assets and liabilities was determined based on three levels of input as follows:

•	Level 1. Quoted prices in active markets for identical assets and liabilities;

•	Level 2. Observable inputs other than quoted prices in active markets; and

•	Level 3. Unobservable inputs.

The fair value hierarchy of the Company’s financial assets and liabilities carried at fair value and measured on a recurring basis is as follows:

		Fair Value Measurements at Reporting Date Using
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$1,607	$1,607	$—	$—
Short-term investments(2)	14,401	—	14,401	—
Long-term investments(2)	3,959	—	3,959	—

Total assets	$19,967	$1,607	$18,360	$—

Liabilities:
Contingent consideration—current(3)	$568	$—	$—	$568
Contingent consideration—non-current(3)	928	—	—	928

Total liabilities	$1,496	$—	$—	$1,496

		Fair Value Measurements at Reporting Date Using
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$33,345	$33,345	$—	$—
Short-term investments(2)	6,610	—	6,610	—
Long-term investments(2)	21,321	—	21,321	—

Total assets	$61,276	$33,345	$27,931	$—

Liabilities:
Contingent consideration—non-current (3)	$1,180	$—	$—	$1,180

Total liabilities	$1,180	$—	$—	$1,180

(1)	Included in cash and cash equivalents on the accompanying consolidated balance sheets; valued at quoted market prices in active markets.
(2)	Short and long-term investments consist of municipal bonds and government agency bonds; their fair value is calculated using an interest rate yield curve for similar instruments.
(3)	Our valuation techniques and Level 3 inputs used to estimate the fair value of contingent consideration payable in connection with the LeMag acquisition are described in Note 4. During the year ended December 31, 2013 the contingent consideration increased by approximately $288 when it was remeasured to fair value.

The following table provides a roll-forward of the fair value of the contingent consideration categorized as Level 3 for the years ended December 31, 2011, 2012 and 2013:

Fair Value
Balance as of December 31, 2010	$1,007
Contingent liabilities accrued	398

Balance as of December 31, 2011	$1,405

Payments on contingent liabilities	(1,405)
Contingent liabilities added from LeMag acquisition	1,180

Balance as of December 31, 2012	$1,180

Currency translation impact on contingent liabilities	28
Remeasurement of contingent liabilities	288

Balance as of December 31, 2013	$1,496

4. Acquisitions

LeMagIT

On December 17, 2012 the Company purchased all of the outstanding shares of its French partner, E-Magine Médias SAS, for approximately $2.2 million in cash plus a potential future earnout valued at $0.7 million at the time of the acquisition. Approximately $1.2 million of the cash payment was made at closing, with the remainder due in two equal installments in fiscal years 2013 and 2014. The third installment is subject to certain revenue growth targets and may be reduced based on actual results. If all targets are met or exceeded, the total purchase price, including the earnout, shall not exceed approximately $5.2 million, depending on exchange rates at the time of calculation. The installment payments have been recorded at present value using a discount rate of 10%; the discount will be amortized to interest through the payment dates. The second installment was paid in 2013. The third installment, to be paid in 2014, is included in accrued liabilities in the Company’s consolidated balance sheet; the earnout is included in non-current liabilities.

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

Contingent consideration related to this acquisition consists of a potential earnout as well as the final payment, both of which are subject to future revenue targets and may differ from the amounts that are ultimately payable based on the final calculations. In valuing the contingent consideration it was determined that fair value adjustments were necessary to appropriately reflect the inherent risk and related time value of money associated with these potential payments. Accordingly, discount rates of 28% and 10% were used for the earnout and the third installment, respectively. The calculation of these fair values required the use of significant inputs that are not observable in the market and thus represent a Level 3 fair value measurement as defined in ASC 820. The significant inputs in the Level 3 measurements not supported by market activity include estimated future revenues as well as the rates used to discount them.

Financial results of LeMagIT are included in the consolidated financial statements from the date of acquisition. These results were not material to the consolidated financial statements. Financial results of LeMagIT prior to the date of acquisition are not material to the Company’s results and, therefore, pro forma financials have not been included.

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

5. Cash, Cash Equivalents and Investments

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less at date of purchase. Cash equivalents are carried at cost, which approximates their fair market value. Cash and cash equivalents consisted of the following:

	As of December 31,
	2013	2012
Cash	$13,805	$15,064
Money market funds	1,607	33,345

Total cash and cash equivalents	$15,412	$48,409

The Company’s short and long-term investments are accounted for as available for sale securities. These investments are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax. The unrealized gain, net of taxes, was $10, $14 and $12 as of December 31, 2013, 2012 and 2011, respectively. Realized gains and losses on the sale of these investments are determined using the specific identification method. There were realized gains of approximately $23 in 2013; there were no realized gains or losses in 2012 or 2011.

Short and long-term investments consisted of the following:

	December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short and long-term investments:
Government agency bonds	$2,511	$4	$—	$2,515
Municipal bonds	15,833	13	(1)	15,845

Total short and long-term investments	$18,344	$17	$(1)	$18,360

	December 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short and long-term investments:
Government agency bonds	$11,535	$20	$—	$11,555
Municipal bonds	16,373	10	(7)	16,376

Total short and long-term investments	$27,908	$30	$(7)	$27,931

The Company had two debt securities in an unrealized loss position at December 31, 2013. Both of these securities have been in such a position for no more than 20 months. The unrealized loss on those securities was approximately $1 and the fair value was $1.8 million. As of December 31, 2013, the Company does not consider these investments to be other-than-temporarily impaired.

Municipal and government agency bonds have contractual maturity dates that range from June 2014 to December 2015. All income generated from these investments is recorded as interest income.

6. Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2012 are as follows:

	As of December 31,
	2013	2012
Balance as of beginning of period	$93,792	$92,519
Goodwill acquired during the period	—	1,267
Goodwill adjustment during the period	80	—
Effect of exchange rate changes	299	6

Balance as of end of period	$94,171	$93,792

7. Intangible Assets

The following table summarizes the Company’s intangible assets, net:

		As of December 31, 2013
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer, affiliate and advertiser relationships	5-9	$7,146	$(4,563)	$2,583
Developed websites, technology and patents	6-10	6,942	(5,721)	1,221
Trademark, trade name and domain name	5-8	2,044	(1,482)	562
Proprietary user information database and internet traffic	3-5	1,318	(789)	529
Non-compete agreements	2-3	450	(387)	63

Total intangible assets		$17,900	$(12,942)	$4,958

	Estimated Useful Lives (Years)	As of December 31, 2012
		Gross Carrying Amount	Accumulated Amortization	Net
Customer, affiliate and advertiser relationships	4-9	$7,067	$(3,586)	$3,481
Developed websites, technology and patents	3-10	6,874	(5,100)	1,774
Trademark, trade name and domain name	1-8	2,026	(1,152)	874
Proprietary user information database and internet traffic	5	1,295	(519)	776
Non-compete agreements	2-3	439	(301)	138

Total intangible assets		$17,701	$(10,658)	$7,043

Intangible assets are amortized over their estimated useful lives, which range from two to ten years, using methods of amortization that are expected to reflect the estimated pattern of economic use. The remaining amortization expense will be recognized over a weighted-average period of approximately 2.7 years. Amortization expense was $2.2 million, $3.4 million and $4.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. Amortization expense is recorded within operating expenses as the intangible assets consist of customer-related assets and website traffic that the Company considers to be in support of selling and marketing activities. The Company wrote off $6.2 million and $7.6 million of fully amortized intangible assets in 2012 and 2011, respectively. The Company did not write off any amortized intangible assets in 2013.

The Company expects amortization expense of intangible assets to be as follows:

Years Ending December 31:	Amortization Expense
2014	$1,777
2015	1,478
2016	916
2017	206
2018	128
Thereafter	453

$4,958

8. Credit Facility

The Company’s $5.0 million revolving credit facility was amended in August 2011, extending its term and adjusting certain other financial terms and covenants. Unless earlier payment is required by an event of default, all principal and unpaid interest will be due and payable on August 31, 2016. At the Company’s option, the Revolving Credit Facility (the “Credit Agreement”) bears interest at either the prime rate less 1.00% or the London Interbank Offered Rate (“LIBOR”) plus the applicable LIBOR margin. The applicable LIBOR margin is based on the ratio of total funded debt to earnings before interest, other income and expense, income taxes, depreciation, and amortization (“EBITDA”) for the preceding four fiscal quarters. As of December 31, 2013, the applicable LIBOR margin was 1.25%.

The Company is also required to pay an unused line fee on the daily unused amount of the Credit Agreement at a per annum rate based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters. As of December 31, 2013, the per annum unused line fee rate was 0.20%.

At December 31, 2013 and December 31, 2012 there were no amounts outstanding under the Credit Agreement. Pursuant to the Credit Agreement, there was a $1.0 million standby letter of credit related to the Company’s corporate headquarters lease outstanding at December 31, 2013, bringing the Company’s available borrowings on the $5.0 million facility to $4.0 million.

Borrowings under the Credit Agreement are collateralized by a security interest in substantially all assets of the Company. Covenants governing the Credit Agreement include the maintenance of certain financial ratios. At December 31, 2013, with the exception of the ratio for Minimum Fixed Charge Coverage, for which a waiver was granted, the Company was in compliance with all required covenants under the Credit Agreement.

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

Certain of the Company’s operating leases include lease incentives and escalating payment amounts and are renewable for varying periods. The Company is recognizing the related rent expense on a straight-line basis over the term of the lease taking into account the lease incentives and escalating lease payments. Total rent expense under the Company’s leases was approximately $4.0 million for each of the years ended December 31, 2013, 2012 and 2011.

Future minimum lease payments under the Company’s noncancelable operating leases at December 31, 2013 are as follows:

Years Ending December 31:	Minimum Lease Payments
2014	$4,321
2015	3,559
2016	3,582
2017	3,290
2018	3,404
Thereafter	4,002

$22,158

At December 31, 2013, the Company had an irrevocable standby letter of credit outstanding in the aggregate amount of $1.0 million. This letter of credit supports the lease the Company entered into in 2009 for its corporate headquarters. This letter of credit extends annually through February 28, 2020 unless notification of termination is received.

Net Worth Tax Contingency

In late March 2010, the Company received a letter from the Department of Revenue of the Commonwealth of Massachusetts (the “MA DOR”) requesting documentation demonstrating that TSC has been classified by the MA DOR as a Massachusetts security corporation. Following subsequent correspondence with the MA DOR and a settlement conference on March 22, 2011, the Company received on July 16, 2011 a Notice of Assessment from the MA DOR for 2006 and 2007 in the amount of approximately $198 (which amount included all interest and penalties to date) with respect to additional excise taxes on net worth related to TSC. Based on the Company’s previous assessment that it was probable that the MA DOR would require an adjustment to correct TSC’s tax filings such that it will be treated as a Massachusetts business corporation for the applicable years, for the year ended December 31, 2010, the Company recorded a liability of approximately $200, representing its best estimate at that time of the potential net worth tax exposure. The tax benefits available to a Massachusetts security corporation are comprised of (i) a different rate structure (1.32% on gross investment income vs. 9.5% on net income) and (ii) exemption from the 0.26% excise tax on net worth. On August 17, 2011, the Company filed Applications for Abatement with the MA DOR. On January 6, 2012, the Company filed Petitions for Formal Procedure with the Massachusetts Appellate Tax Board. The trial date has been re-scheduled for April 22, 2014. The Company intends to continue to dispute the assessment and believes it has meritorious defenses which, both directly and via claims against third parties, it intends to assert. The Company increased the reserve assessment to reflect additional interest accrued through December 31, 2013.

Litigation

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At December 31, 2013 and 2012, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

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

In April 2007, the Board approved the 2007 Stock Option and Incentive Plan (the “2007 Plan”), which was approved by the stockholders and became effective upon the consummation of the Company’s IPO in May 2007. Effective upon the consummation of the IPO, no further awards were made pursuant to the 1999 Plan, but any outstanding awards under the 1999 Plan will remain in effect and will continue to be subject to the terms of the 1999 Plan. The 2007 Plan allows the Company to grant ISOs, NSOs, stock appreciation rights, deferred stock awards, restricted stock and other awards. Under the 2007 Plan, stock options may not be granted at less than fair market value on the date of grant, and grants generally vest over a four year period. Stock options granted under the 2007 Plan expire no later than ten years after the grant date. The Company has reserved for issuance an aggregate of 2,911,667 shares of common stock under the 2007 Plan plus an additional annual increase to be added automatically on January 1 of each year, beginning on January 1, 2008, equal to the lesser of (a) 2% of the outstanding number of shares of common stock (on a fully-diluted basis) on the immediately preceding December 31 and (b) such lower number of shares as may be determined by the Company’s compensation committee. The number of shares available for issuance under the 2007 Plan is subject to adjustment in the event of a stock split, stock dividend or other change in capitalization. Generally, shares that are forfeited or canceled from awards under the 2007 Plan also will be available for future awards. To date, approximately 5.9 million shares have been added to the 2007 Plan in accordance with the automatic annual increase. In addition, shares subject to stock options returned to the 1999 Plan, as a result of their expiration, cancellation or termination, are automatically made available for issuance under the 2007 Plan. As of December 31, 2013 a total of 1,319,233 shares were available for grant under the 2007 Plan.

Accounting for Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The Company calculated the fair values of the options granted using the following estimated weighted-average assumptions:

	Years Ended December 31,
	2013	2012	2011
Expected volatility	67%	88%	79%-81.4%
Expected term	5 years	5 years	6.25 years
Risk-free interest rate	0.58%	0.36%	0.9%-2.3%
Expected dividend yield	—%	—%	—%
Weighted-average grant date fair value per share	$3.89	$3.63	$4.72

As there was no public market for the Company’s common stock prior to the Company’s IPO in May 2007 and, until recently, limited historical information on the volatility of its common stock since the date of the Company’s IPO, the Company has historically determined the volatility for options granted based on an analysis of the Company’s stock and reported data for a peer group of companies that issued options with substantially similar terms. The expected volatility of options granted in 2013 has been determined using a weighted average of the historical volatility of the Company’s stock for a period equal to the expected life of the option; a combined historical volatility of the Company’s stock and the peer group of companies was used in prior years. The expected life of options has been determined utilizing the “simplified” method. The risk-free interest rate is based on a zero coupon United States treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero. The Company applied an estimated annual forfeiture rate based on its historical forfeiture experience of 4.44%, 4.17% and 3.6% in determining the expense recorded in 2013, 2012, and 2011, respectively.

A summary of the stock option activity under the Company’s stock option plan for the year ended December 31, 2013 is presented below:

	Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2012	5,486,687	$6.88
Granted	10,000	7.03
Exercised	(566,838)	2.75
Forfeited	(33,125)	6.44
Canceled	(429,476)	7.98

Options outstanding at December 31, 2013	4,467,248	$7.30	3.4	$2,416

Options exercisable at December 31, 2013	4,427,873	$7.30	3.3	$2,411

Options vested or expected to vest at December 31, 2013(1)	4,462,875	$7.30	3.4	$2,415

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

During the years ended December 31, 2013, 2012 and 2011, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $1.4 million, $0.2 million and $3.8 million, respectively, and the total amount of cash received by the Company from exercise of these options was $1.6 million, $0.8 million and $2.8 million, respectively. The total grant date fair value of stock options granted after January 1, 2006 that vested during the years ended December 31, 2013, 2012 and 2011 was $0.7 million, $1.5 million and $2.5 million, respectively.

Restricted Stock Awards

Restricted stock awards are valued at the market price of a share of the Company’s common stock on the date of the grant. A summary of the restricted stock award activity under the 2007 Plan for the year ended December 31, 2013 is presented below:

	Shares	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Nonvested outstanding at December 31, 2012	2,992,187	$5.16
Granted	864,695	5.63
Vested	(949,382)	5.28
Forfeited	(130,000)	5.30

Nonvested outstanding at December 31, 2013	2,777,500	$5.26	$19,054

The total grant-date fair value of restricted stock awards that vested during the years ended December 31, 2013, 2012 and 2011 was $5.0 million, $4.2 million and $6.0 million, respectively. As of December 31, 2013, there was $12.5 million of total unrecognized compensation expense related to stock options and restricted stock awards which is expected to be recognized over a weighted average period of 2.2 years.

11. Stockholders’ Equity

Tender Offer

On September 25, 2013, the Company commenced a tender offer to purchase up to 6.5 million shares of its common stock, representing approximately 16.79% of the shares of TechTarget’s common stock issued and outstanding at that time, at a price of $5.00 per share. On September 23, 2013, the last reported sale price of the Company’s common stock was $4.79 per share.

The tender offer expired on October 24, 2013. In accordance with applicable SEC regulations and the terms of the tender offer, the Company exercised the right to purchase additional shares and based on the final tabulation by Computershare Trust Company, N.A., the Depositary for the tender offer, the Company accepted for purchase 7,100,565 shares of its common stock for a total cost of $35.5 million. Repurchased shares are recorded under the cost method and are reflected as treasury stock in the accompanying Consolidated Balance Sheets. The total cost of the tender offer was $35.6 million, which includes approximately $0.1 million in costs directly attributable to the purchase.

Reserved Common Stock

As of December 31, 2013, the Company has reserved 8,978,982 shares of common stock for options outstanding and restricted stock awards that have not been issued as well as those available for grant under the stock option plans.

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

During the year ended December 31, 2013 the Company repurchased 2,610,279 shares of common stock for $12.4 million pursuant to the Program. During the year ended December 31, 2012 the Company repurchased 95,940 shares of common stock for $467 pursuant to the Program. Repurchased shares are recorded under the cost method and are reflected as treasury stock in the accompanying Consolidated Balance Sheets. All repurchased shares were funded with cash on hand.

Preferred Shares Authorized

In April 2007, the Board of Directors authorized 5,000,000 shares of undesignated preferred stock, par value $0.001 per share. No preferred shares have been issued as of December 31, 2013.

12. Income Taxes

The income tax provision for the years ended December 31, 2013, 2012 and 2011 consisted of the following:

	Years Ended December 31,
	2013	2012	2011
Current:
Federal	$(2,373)	$3,265	$5,094
State	34	516	1,747
Foreign	128	171	188

Total current	(2,211)	3,952	7,029
Deferred:
Federal	1,700	(172)	(1,025)
State	(157)	258	(349)
Foreign	11	147	—

Total deferred	1,554	233	(1,374)

	$(657)	$4,185	$5,655

The income tax provision for the years ended December 31, 2013, 2012 and 2011 differs from the amounts computed by applying the statutory federal income tax rate to the consolidated (loss) income before income taxes as follows:

	Years Ended December 31,
	2013	2012	2011
(Benefit) provision computed at statutory rate	$(848)	$2,873	$3,620
Increase (reduction) resulting from:
Difference in rates for foreign jurisdictions	(65)	—	—
Tax exempt interest income	(6)	(23)	(15)
Stock-based compensation	271	526	992
Other non-deductible expenses	116	151	169
Non-deductible officers compensation	113	—	—
State income tax provision	(228)	391	596
Valuation allowance	100	231	149
True-up of prior year returns	(154)	—	—
Penalties and interest	15	—	—
Other	29	36	144

(Benefit from) provision for income taxes	$(657)	$4,185	$5,655

Significant components of the Company’s net deferred tax assets and liabilities are as follows:

	As of December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$1,434	$953
Capital losses	46	—
Deferred revenue	917	525
Accruals and allowances	602	475
Intangible asset amortization	84	660
Stock-based compensation	5,835	6,988
Deferred rent expense	1,202	1,300

Gross deferred tax assets	10,120	10,901
Less valuation allowance	(1,158)	(1,058)

Total deferred tax assets	8,962	9,843
Deferred tax liabilities:
Intangible asset amortization	(734)	(701)
Depreciation	(2,545)	(1,525)

Total deferred tax liabilities	(3,279)	(2,226)

Net deferred tax assets	$5,683	$7,617

As reported:
Current deferred tax assets	$555	$862

Non-current deferred tax assets	$5,873	$7,457

Non-current deferred tax liabilities	$(745)	$(702)

In evaluating the ability to realize the net deferred tax asset, the Company considers all available evidence, both positive and negative, including past operating results, the existence of cumulative losses in the most recent fiscal years, tax planning strategies that are prudent and feasible, and forecasts of future taxable income. In considering sources of future taxable income, the Company makes certain assumptions and judgments which are based on the plans and estimates used to manage the underlying business of the Company. Changes in the Company’s assumptions and estimates may materially impact income tax expense for the period. The valuation allowance of $1,158 and $1,058 at December 31, 2013 and 2012, respectively, relates to foreign net operating losses (“NOL’s”) and state NOL’s acquired from KnowledgeStorm that the Company determined were not more likely than not to be realized based on projections of future taxable income in California, Georgia, China and Hong Kong. The valuation allowance increased by $100, $231 and $149 during the years ended December 31, 2013, 2012 and 2011, respectively. To the extent realization of the deferred tax assets for foreign and the state net operating losses becomes more likely than not, recognition of these acquired tax benefits would reduce income tax expense.

The Company expects to generate a federal net operating loss for the 2013 tax year. The Company intends to carry the NOL back to the prior year to generate a tax refund of $2.3 million.

The Company considers the excess of its financial reporting over its tax basis in its investment in foreign subsidiaries essentially permanent in duration and as such has not recognized a deferred tax liability related to this difference.

The amount of unrecognized tax benefits at December 31, 2013 was approximately $0.7 million. The amount of unrecognized tax benefits that impact the effective tax rate, if recognized, is approximately $0.5 million.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2013 and 2012 is as follows:

	2013	2012
Balance at beginning of year	$642	$628
Gross increases related to positions taken in prior periods	15	14

Balance at end of year	$657	$642

In March 2010, the Company received a letter from the Department of Revenue of the Commonwealth of Massachusetts (the “MA DOR”) requesting documentation demonstrating that TechTarget Securities Corporation (“TSC”), a wholly-owned subsidiary of the Company, has been classified by the MA DOR as a Massachusetts security corporation. Based on subsequent correspondence with the MA DOR, the Company determined that it was more likely than not that the MA DOR would require an adjustment to correct TSC’s tax filings such that it will be treated as a Massachusetts business corporation for the applicable years. The tax benefit available to a Massachusetts security corporation is a lower income tax rate. For the year ended December 31, 2010, the Company recorded a tax reserve for approximately $0.4 million for the potential state income tax liability arising from the difference between the income tax rates applicable to security corporations and business corporations in Massachusetts. On August 17, 2011, the Company filed Applications for Abatement with the MA DOR. On January 6, 2012, the Company filed Petitions under Formal Procedure with the Massachusetts Appellate Tax Board. The trial date has been rescheduled for April 22, 2014. The Company intends to continue to dispute the assessment and believes it has meritorious defenses which it intends to vigorously assert.

The Company recognized interest and penalties totaling $15 on its uncertain tax positions in income tax expense in 2013. Tax years 2010 through 2013 are subject to examination by the federal and state taxing authorities.

The Company recently finalized the IRS audit related to the 2009 and 2010 federal tax returns without any adjustments. The State of New York audit for the 2008 through 2010 returns was closed during the period. The State of New York assessed $3 for state income tax liability related to this audit.

As of December 31, 2013, the Company had state NOL carryforwards of approximately $25.9 million, which may be used to offset future taxable income. The NOL carryforwards expire at various dates through 2034. The Company has foreign NOL carryforwards of $0.9 million, which may be used to offset future taxable income in foreign jurisdictions until they expire, through 2018.

13. Segment Information

The Company views its operations and manages its business as one operating segment based on factors such as how the Company manages its operations and how its chief operating decision maker reviews results and makes decisions on how to allocate resources and assess performance.

Geographic Data

Net sales to unaffiliated customers by geographic area were as follows:

	Years Ended December 31,
	2013	2012	2011
United States	$65,386	$85,406	$96,132
International	23,110	14,585	9,366

Total	$88,496	$99,991	$105,498

Long-lived assets by geographic area were as follows:

	Years Ended December 31,
	2013	2012
United States	$101,241	$101,858
International	7,344	7,794

Total	$108,585	$109,652

14. 401(k) Plan

The Company maintains a 401(k) retirement savings plan (the “Plan”) whereby employees may elect to defer a portion of their salary and contribute the deferred portion to the Plan. The Company contributes an amount equal to 50% of the employee’s contribution to the Plan, up to an annual limit of two thousand dollars. The Company contributed $0.7 million, $0.8 million and $0.7 million to the Plan for the years ended December 31, 2013, 2012 and 2011, respectively. Employee contributions and the Company’s matching contributions are invested in one or more collective investment funds at the participant’s direction. The Company’s matching contributions vest 25% annually and are 100% vested after four consecutive years of service.

15. Quarterly Financial Data (unaudited)

	For the Three Months Ended
	2013				2012
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Total revenues	$19,548	$23,098	$22,111	$23,739	$23,714	$26,369	$24,549	$25,359
Total cost of revenues	6,604	7,225	6,735	6,569	6,805	7,103	7,199	6,707
Total gross profit	12,944	15,873	15,376	17,170	16,909	19,266	17,350	18,652
Total operating expenses	15,774	15,947	15,483	16,633	16,371	15,772	16,127	15,805
Operating (loss) income	(2,830)	(74)	(107)	537	538	3,494	1,223	2,847
Net (loss) income	$(1,542)	$(871)	$577	$(1)	$365	$1,965	$672	$1,022
Net (loss) income per common share:
Basic*	$(0.04)	$(0.02)	$0.01	$(0.00)	$0.01	$0.05	$0.02	$0.03
Diluted*	$(0.04)	$(0.02)	$0.01	$(0.00)	$0.01	$0.05	$0.02	$0.02

*The	sum of the quarterly earnings per share amounts may not equal the annual amount due to rounding.

16. Subsequent Events

Subsequent events have been evaluated through the date the financial statements were issued and no events or transactions have occurred that require disclosure in or adjustment to these consolidated financial statements.

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

In connection with the preparation of the Form 10-K for the period ended December 31, 2013, management, under the supervision of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), conducted an evaluation of disclosure controls and procedures as of December 31, 2013. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control, that occurred during the fourth quarter of our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria for effective control over financial reporting described in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commissions.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, our internal control over financial reporting was effective. Management has reviewed its assessment with the Audit Committee.

The independent registered public accounting firm, BDO USA, LLP, has audited our consolidated financial statements and has issued an attestation report on our internal controls over financial reporting as of December 31, 2013, which is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

TechTarget, Inc.

Newton, Massachusetts

We have audited TechTarget, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TechTarget, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, TechTarget, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TechTarget, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated March 17, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Boston, Massachusetts

March 17, 2014

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Incorporated by reference from the information in the Company’s proxy statement for the 2014 annual meeting of stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

Item 11. Executive Compensation.

Incorporated by reference from the information in the Company’s proxy statement for the 2014 annual meeting of stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference from the information in the Company’s proxy statement for the 2014 annual meeting of stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference from the information in the Company’s proxy statement for the 2014 annual meeting of stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

Item 14. Principal Accountant Fees and Services.

Incorporated by reference from the information in the Company’s proxy statement for the 2014 annual meeting of stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements are filed as part of this Annual Report on Form 10-K. The following consolidated financial statements are included in Item 8:

•	Consolidated Balance Sheets as of December 31, 2013 and 2012

•	Consolidated Statements of Comprehensive (Loss) Income for the Years Ended December 31, 2013, 2012 and 2011

•	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2013, 2012 and 2011

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011

•	Notes to Consolidated Financial Statements

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

TECHTARGET, INC. Date: March 17, 2014

By:	/s/ GREG STRAKOSCH
Greg Strakosch
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ GREG STRAKOSCH	Chief Executive Officer and Director	March 17, 2014
Greg Strakosch	(Principal executive officer)

/s/ JANICE KELLIHER	Chief Financial Officer and Treasurer	March 17, 2014
Janice Kelliher	(Principal financial and accounting officer)

/s/ ROBERT D. BURKE	Director	March 17, 2014
Robert D. Burke

/s/ LEONARD FORMAN	Director	March 17, 2014
Leonard Forman

/s/ JAY C. HOAG	Director	March 17, 2014
Jay C. Hoag

/s/ ROGER M. MARINO	Director	March 17, 2014
Roger M. Marino

EXHIBIT INDEX

			Incorporated by Reference to
Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
	Articles of Incorporation and By-Laws

3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant	10-Q	3.1	11/13/2007	001-33472

3.2	Amended and Restated Bylaws of the Registrant	S-1/A	3.3	3/20/2007	333-140503

	Instruments Defining the Rights of Security Holders

4.1	Specimen Stock Certificate for shares of the Registrant’s Common Stock	S-1/A	4.1	4/10/2007	333-140503

	Material Contracts

10.1	Second Amended and Restated Investors’ Rights Agreement by and among the Registrant, the Investors named therein and SG Cowen Securities Corporation, dated as of December 17, 2004	S-1	10.1	2/07/2007	333-140503

10.2	Form of Indemnification Agreement between the Registrant and its Directors and Officers	S-1/A	10.2	5/15/2007	333-140503

10.3#	2007 Stock Option and Incentive Plan	S-1/A	10.3	4/20/2007	333-140503

10.4#	Form of Incentive Stock Option Agreement under the 2007 Stock Option and Incentive Plan	S-1/A	10.4	4/20/2007	333-140503

10.5#	Form of Non-Qualified Stock Option Agreement under the 2007 Stock Option and Incentive Plan	S-1/A	10.5	4/20/2007	333-140503

10.6#	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors	S-1/A	10.5.1	4/27/2007	333-140503

10.7#	Form of Restricted Stock Agreement under the 2007 Stock Option and Incentive Plan	S-1/A	10.6	4/20/2007	333-140503

10.8#	Form of Restricted Stock Unit Agreement under the 2007 Stock Option and Incentive Plan	10-K	10.8	3/31/2008	001-33472

10.9#	Restricted Stock Unit Agreement, dated December 18, 2007, by and between the Registrant and Kevin Beam	10-K	10.9	3/31/2008	001-33472

10.10#	Restricted Stock Unit Agreement, dated December 18, 2007, by and between the Registrant and Don Hawk	10-K	10.10	3/31/2008	001-33472

10.11#	Restricted Stock Unit Agreement, dated December 18, 2007, by and between the Registrant and Greg Strakosch	10-K	10.13	3/31/2008	001-33472

10.12#	Executive Incentive Bonus Plan	S-1/A	10.7	4/20/2007	333-140503

10.13#	1999 Stock Option Plan	S-1	10.8	2/07/2007	333-140503

10.14#	Form of Incentive Stock Option Grant Agreement under the 1999 Stock Option Plan (for grants prior to September 27, 2006)	S-1	10.9	2/07/2007	333-140503

10.15#	Form of Incentive Stock Option Grant Agreement under the 1999 Stock Option Plan (for grants on or after September 27, 2006)	S-1	10.10	2/07/2007	333-140503

10.16#	Form of Incentive Stock Option Grant Agreement under the 1999 Stock Option Plan (for grants to executives)	S-1/A	10.10.1	5/01/2007	333-140503

10.17#	Form of Nonqualified Stock Option Grant Agreement under the 1999 Stock Option Plan	S-1	10.11	2/07/2007	333-140503

10.18	Credit Facility Agreement between the Registrant and Citizens Bank of Massachusetts, dated August 30, 2006	S-1	10.16	2/07/2007	333-140503

10.19#	Amended and Restated Employment Agreement, dated January 17, 2008, by and between the Registrant and Greg Strakosch	10-K	10.25	3/31/2008	001-33472

10.20#	Amended and Restated Employment Agreement, dated January 17, 2008, by and between the Registrant and Don Hawk	10-K	10.26	3/31/2008	001-33472

10.21#	Amended and Restated Employment Agreement, dated January 17, 2008, by and between the Registrant and Kevin Beam	10-K	10.28	3/31/2008	001-33472

10.22	Lease Agreement by and between MA-Riverside Project L.L.C., as landlord and TechTarget, Inc., as tenant	8-K	10.1	8/7/2009	001-33472

10.23	First Amendment to Lease Agreement, by and between the Registrant and MA-Riverside Project L.L.C. for the premises located at One Riverside Center, 275 Grove Street, Newton, Massachusetts, dated November 18, 2010	8-K	10.1	11/22/10	001-33472

10.24	First Amendment (dated August 30, 2007) to Credit Facility Agreement dated August 30, 2006 between the Registrant and Citizens Bank of Massachusetts	10-Q	10.1	2/8/2010	001-33472

10.25	Second Amendment (dated December 18, 2008) to Credit Facility Agreement between the Registrant and Citizens Bank of Massachusetts, dated August 30, 2006	10-Q	10.2	2/8/2010	001-33472

10.26	Third Amendment (dated December 17, 2009) to Credit Facility Agreement dated August 30, 2006 between the Registrant and Citizens Bank of Massachusetts	10-Q	10.3	2/8/2010	001-33472

10.27	First Amendment (dated December 17, 2009) to Revolving Promissory Note dated August 30, 2006 between the Registrant and Citizens Bank of Massachusetts	10-Q	10.4	2/8/2010	001-33472

10.28	Waiver of Specified Covenants (dated December 17, 2009) for Credit Facility Agreement dated August 30, 2006 between the Registrant and Citizens Bank of Massachusetts, now known as RBS Citizens, National Association	10-Q	10.5	2/8/2010	001-33472

10.29	Waiver of Specified Covenants (dated January 28, 2010) for Credit Facility Agreement dated August 30, 2006 between the Registrant and Citizens Bank of Massachusetts, now known as RBS Citizens, National Association	10-Q	10.6	2/8/2010	001-33472

10.30	Fourth Amendment (dated August 30, 2011) to Credit Facility Agreement dated August 30, 2006 between the Registrant and Citizens Bank of Massachusetts	8-K	10.1	9/2/2011	001-33472

10.31#	Amended and Restated Restricted Stock Unit Agreement, dated August 10, 2009, by and between the Registrant and Michael Cotoia	10-K	10.33	3/16/2011	001-33472

10.32#	Employment Agreement dated as of January 1, 2012 between the Registrant and Michael Cotoia	8-K	10.1	1/10/2012	001-33472

10.33#	Amendment and Waiver to Amended and Restated Employment Agreement between the Registrant and Kevin Beam (dated January 10, 2012)	10-K	10.36	3/15/2012	001-33472

10.34#	Amendment and Waiver to Amended and Restated Employment Agreement between the Registrant and Don Hawk (dated January 10, 2012)	10-K	10.37	3/15/2012	001-33472

10.35#	Employment Agreement between the Registrant and Janice Kelliher (dated May 4, 2012)	8-K	10.1	5/8/2012	001-33472

*21.1	List of Subsidiaries

*23.1	Consent of BDO USA, LLP

*31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

*32.1	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document(1)

101.SCH	XBRL Taxonomy Extension Schema Document(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

*	Filed herewith.
#	Management contract or compensatory plan or arrangement filed as an Exhibit to this report pursuant to 15(a) and 15(c) of Form 10-K.
(1)	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Comprehensive Income (Loss) for the Years ended December 31, 2013, December 31, 2012 and December 31, 2011, (iii) Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2013, December 31, 2012 and December 31, 2011, (iv) Consolidated Statements of Cash Flows for the Years ended December 31, 2013, December 31, 2012 and December 31, 2011, and (v) Notes to Consolidated Financial Statements.