Form 10-Q
period 2014-03-31
TechTarget Inc
filed 2014-05-12
CIK 1293282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had 32,693,594 shares of Common Stock, $0.001 par value per share, outstanding as of April 30, 2014.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TECHTARGET, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,435	$15,412
Short-term investments	16,071	14,401
Accounts receivable, net of allowance for doubtful accounts of $852 and $913 as of March 31, 2014 and December 31, 2013, respectively	25,394	22,116
Prepaid expenses and other current assets	7,262	5,516
Deferred tax assets	555	555

Total current assets	61,717	58,000
Property and equipment, net	9,614	9,457
Long-term investments	3,795	3,959
Goodwill	94,148	94,171
Intangible assets, net of accumulated amortization	4,506	4,958
Deferred tax assets	5,847	5,873
Other assets	613	564

Total assets	$180,240	$176,982

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,856	$2,686
Accrued expenses and other current liabilities	3,072	3,300
Accrued compensation expenses	717	1,175
Deferred revenue	8,352	7,097

Total current liabilities	14,997	14,258
Long-term liabilities:
Deferred rent	2,897	2,980
Deferred tax liabilities	745	745
Contingent consideration	1,060	928
Other liabilities	930	1,009

Total liabilities	20,629	19,920
Commitments and contingencies (Note 9)	—	—
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 48,336,822 shares issued and 32,672,160 shares outstanding at March 31, 2014 and 47,648,102 shares issued and 31,983,440 shares outstanding at December 31, 2013	48	48
Treasury stock, 15,664,662 shares at March 31, 2014 and December 31, 2013	(83,878)	(83,862)
Additional paid-in capital	273,126	270,726
Accumulated other comprehensive income	229	199
Accumulated deficit	(29,914)	(30,049)

Total stockholders’ equity	159,611	157,062

Total liabilities and stockholders’ equity	$180,240	$176,982

See accompanying notes.

TECHTARGET, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share data)

	For the Three Months Ended March 31,
	2014	2013
	(Unaudited)
Revenues:
Online	$22,080	$18,475
Events	897	1,073

Total revenues	22,977	19,548

Cost of revenues:
Online (1)	6,090	5,928
Events (1)	547	676

Total cost of revenues	6,637	6,604

Gross profit	16,340	12,944
Operating expenses:
Selling and marketing (1)	9,746	9,120
Product development (1)	1,605	1,741
General and administrative (1)	3,332	3,307
Depreciation	989	872
Amortization of intangible assets	451	734

Total operating expenses	16,123	15,774

Operating income (loss)	217	(2,830)

Interest (expense) income, net	(10)	3

Income (loss) before provision for (benefit from) income taxes	207	(2,827)
Provision for (benefit from) income taxes	72	(1,285)

Net income (loss)	$135	$(1,542)

Net income (loss) per common share:

Basic	$0.00	$(0.04)

Diluted	$0.00	$(0.04)

Weighted average common shares outstanding:

Basic	32,684	40,023

Diluted	33,631	40,023

Comprehensive income (loss)	$164	$(1,351)

(1) Amounts include stock-based compensation expense as follows:

Cost of online revenue	$30	$47
Cost of events revenue	4	4
Selling and marketing	688	703
Product development	31	53
General and administrative	654	624

See accompanying notes.

TECHTARGET, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
Operating Activities:
Net income (loss)	$135	$(1,542)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,440	1,606
Provision for bad debt	133	143
Amortization of investment premiums	96	116
Stock-based compensation expense	1,407	1,429
Deferred tax benefit	—	(1)
Excess tax benefit – stock options	(368)	(434)
Other non-cash	36	(86)
Changes in operating assets and liabilities:
Accounts receivable	(3,412)	(1,536)
Prepaid expenses and other current assets	(1,744)	(4,234)
Other assets	(24)	(36)
Accounts payable	165	(739)
Income taxes payable	(167)	(838)
Accrued expenses and other current liabilities	104	1,023
Accrued compensation expenses	(614)	(680)
Deferred revenue	1,255	1,361
Other liabilities	406	6

Net cash used in operating activities	(1,152)	(4,442)

Investing activities:
Purchases of property and equipment, and other assets	(1,164)	(1,151)
Purchases of investments	(1,605)	(8,710)

Net cash used in investing activities	(2,769)	(9,861)

Financing activities:
Excess tax benefit – stock options	368	434
Purchase of treasury shares and related costs	(16)	(10,112)
Proceeds from exercise of stock options	640	937

Net cash provided by (used in) financing activities	992	(8,741)
Effect of exchange rate changes on cash and cash equivalents	(48)	23
Net decrease in cash and cash equivalents	(2,977)	(23,021)
Cash and cash equivalents at beginning of period	15,412	48,409

Cash and cash equivalents at end of period	$12,435	$25,388

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—

Cash paid for taxes	$187	$2,279

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

Based on these contractual arrangements, the Company consolidates the financial results of KWIT as required by Accounting Standards Codification (“ASC”) subtopic 810-10, Consolidation: Overall, because the Company holds all the variable interests of KWIT through the WFOE, which is the primary beneficiary of KWIT. Despite the lack of technical majority ownership, there exists a parent-subsidiary relationship between the Company and the VIE through the aforementioned agreements, whereby the equity holders of KWIT assigned all of their voting rights underlying their equity interest in KWIT to the WFOE. In addition, through the other aforementioned agreements, the Company demonstrates its ability and intention to continue to exercise the ability to obtain substantially all of the profits and absorb all of the expected losses of KWIT. All significant intercompany accounts and transactions between the Company, its subsidiaries, and KWIT have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (generally accepted accounting principles, or “GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown, are of a normal recurring nature and have been reflected in the consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of results to be expected for any other interim periods or for the full year. The information included in these consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report and the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Online Media. Revenue for lead generation campaigns is recognized as follows:

Lead generation campaigns all offer the Activity Intelligence™ Dashboard (the “Dashboard”). For duration-based campaigns, revenue is recognized ratably over the duration of the campaigns, which is usually less than six months. Lead generation offerings may also include an additional service, TechTarget Re-Engage (formerly called Nurture & Qualify), in which case revenue is recognized ratably over the period of the campaign as a combined unit of accounting. As part of these lead generation campaign offerings, the Company will guarantee a minimum number of qualified leads to be delivered over the course of the advertising campaign. The Company determines the content necessary to achieve performance guarantees. Scheduled end dates of advertising campaigns sometimes need to be extended, pursuant to the terms of the arrangement, to satisfy lead guarantees. The Company estimates a revenue reserve necessary to adjust revenue recognition for extended advertising campaigns. These estimates are based on the Company’s experience in managing and fulfilling these offerings. The customer has cancellation privileges which generally require advance notice by the customer and require proportional payment by the customer for the portion of the campaign period provided by the Company. Additionally, the Company offers sales incentives to certain customers, primarily in the form of volume rebates, which are classified as a reduction of revenues and are calculated based on the terms of the specific customer’s contract. The Company accrues for these sales incentives based on contractual terms and historical experience.

The Company recognizes revenue on contracts where pricing is based on cost per lead in the period during which the leads are delivered to its customers.

Revenue for other significant online media offerings is recognized as follows:

•

IT Deal Alert™. This suite of products includes Customized Reporting, Account Watch and Qualified Sales Opportunities. Customized reporting revenue is recognized when the report is delivered to the Company’s customer; Qualified Sales Opportunities revenue is recognized when the opportunity is delivered to the Company’s customer.

•

Custom Content Creation. Custom content revenue is recognized when the creation is completed and delivered to the customer, with the exception of microsites which are recognized over the period during which they are live.

•	Content Sponsorships. Content sponsorship revenue is recognized ratably over the period in which the related content asset is available on the Company’s websites.

•	List Rentals. List rental revenue is recognized in the period in which the delivery of the list is made to the Company’s customer.

•	Banners. Banner revenue is recognized in the period in which the banner impressions or clicks occur.

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

Goodwill and indefinite-lived intangible assets are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life are amortized over their estimated useful lives, which range from three to ten years, using methods of amortization that are expected to reflect the estimated pattern of economic use, and are reviewed for impairment when events or changes in circumstances suggest that the assets may not be recoverable. Consistent with the Company’s determination that it has only one reporting segment, it has been determined that there is only one reporting unit and goodwill is tested for impairment at the entity level. The Company performs its annual test of impairment of goodwill as of December 31st of each year and whenever events or changes in circumstances suggest that the carrying amount may not be recoverable using the two step process required by ASC 350, Intangibles – Goodwill and Other. The first step of the impairment test is to identify potential impairment by comparing the reporting unit’s fair value with its net book value (or carrying amount), including goodwill. The fair value is estimated based on a market value approach. If the fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is not performed. Whenever indicators of impairment are present, the Company would perform the second step and compare the implied fair value of the reporting unit’s goodwill, as defined by ASC 350, to its carrying value to determine the amount of the impairment loss, if any. As of December 31, 2013, there were no indications of impairment based on the step one analysis, and the Company’s estimated fair value exceeded its goodwill carrying value by a significant margin.

Based on the aforementioned evaluation, the Company believes that, as of the balance sheet date presented, none of the Company’s goodwill or other long-lived assets were impaired. The Company did not have any intangible assets with indefinite lives as of March 31, 2014 or December 31, 2013.

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

Internal-Use Software and Website Development Costs

The Company capitalizes costs incurred during the development of its website applications and infrastructure as well as certain costs relating to internal-use software. The estimated useful life of costs capitalized is evaluated for each specific project. Capitalized internal-use software and website development costs are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized only if the carrying amount of the asset is not recoverable and exceeds its fair value. The Company capitalized internal-use software and website development costs of $0.9 million and $1.0 million for the three months ended March 31, 2014 and 2013, respectively.

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

Foreign Currency

The functional currency for each of the Company’s subsidiaries is each country’s local currency. All assets and liabilities are translated into U.S. dollar equivalents at the exchange rate in effect on the balance sheet date or at a historical rate. Revenues and expenses are translated at average exchange rates. Translation gains or losses are recorded in stockholders’ equity as an element of accumulated other comprehensive income (loss).

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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”) to provide guidance on the presentation of unrecognized tax benefits. ASU 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU 2013-11 was effective for the Company in the first quarter of fiscal 2014 and its adoption did not have an impact on the Company’s consolidated financial statements in the quarter ended March 31, 2014.

3. Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, short and long-term investments and contingent consideration. The fair value of these financial assets and liabilities was determined based on three levels of input as follows:

•	Level 1. Quoted prices in active markets for identical assets and liabilities;

•	Level 2. Observable inputs other than quoted prices in active markets; and

•	Level 3. Unobservable inputs.

The fair value hierarchy of the Company’s financial assets and liabilities carried at fair value and measured on a recurring basis is as follows:

		Fair Value Measurements at Reporting Date Using
	March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$97	$97	$—	$—
Short-term investments (2)	16,071	—	16,071	—
Long-term investments (2)	3,795	—	3,795	—

Total	$19,963	$97	$19,866	$—

Liabilities:
Contingent consideration – current (3)	$593	$—	$—	$593
Contingent consideration – non-current (3)	1,060	—	—	1,060

Total liabilities	$1,653	$—	$—	$1,653

		Fair Value Measurements at Reporting Date Using
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$1,607	$1,607	$—	$—
Short-term investments (2)	14,401	—	14,401	—
Long-term investments (2)	3,959	—	3,959	—

Total	$19,967	$1,607	$18,360	$—

Liabilities:
Contingent consideration – current (3)	$568	$—	$—	$568
Contingent consideration – non-current (3)	928	—	—	928

Total liabilities	$1,496	$—	$—	$1,496

(1)	Included in cash and cash equivalents on the accompanying consolidated balance sheets; valued at quoted market prices in active markets.
(2)	Short and long-term investments consist of municipal bonds and government agency bonds; their fair value is calculated using an interest rate yield curve for similar instruments.
(3)	Valuation techniques and Level 3 inputs used to estimate the fair value of contingent consideration payable in connection with the LeMag acquisition are described in Note 5. During the three months ended March 31, 2014 the contingent consideration increased by approximately $123 when it was remeasured to fair value. The remainder of the change in this balance was caused by foreign currency fluctuations.

4. Cash, Cash Equivalents and Investments

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less at date of purchase. Cash equivalents are carried at cost, which approximates their fair market value. Cash and cash equivalents consisted of the following:

	March 31, 2014	December 31, 2013

Cash	$12,338	$13,805
Money market funds	97	1,607

Total cash and cash equivalents	$12,435	$15,412

The Company’s short and long-term investments are accounted for as available for sale securities. These investments are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax. The unrealized gain, net of taxes, was $9 and $10 as of March 31, 2014 and December 31, 2013, respectively. Realized gains and losses on the sale of these investments are determined using the specific identification method. There were no realized gains or losses during the three months ended March 31, 2014 or 2013.

Short and long-term investments consisted of the following:

	March 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short and long-term investments:
Government agency bonds	$4,111	$1	$—	$4,112
Municipal bonds	15,742	13	(1)	15,754

Total short and long-term investments	$19,853	$14	$(1)	$19,866

	December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short and long-term investments:
Government agency bonds	$2,511	$4	$—	$2,515
Municipal bonds	15,833	13	(1)	15,845

Total short and long-term investments	$18,344	$17	$(1)	$18,360

The Company had one debt security in an unrealized loss position at March 31, 2014. This security has been in such a position for less than 24 months. The unrealized loss on this security was approximately $1 and the fair value was $0.8 million. As of March 31, 2014, the Company does not consider this investment to be other-than-temporarily impaired.

Municipal and government agency bonds have contractual maturity dates that range from June 2014 to December 2015. All income generated from these investments is recorded as interest income.

5. Acquisition

LeMagIT

On December 17, 2012 the Company purchased all of the outstanding shares of its French partner, E-Magine Médias SAS, for approximately $2.2 million in cash plus a potential future earnout valued at $0.7 million at the time of the acquisition. Approximately $1.2 million of the cash payment was made at closing, with the remainder due in two equal installments in fiscal years 2013 and 2014. The third installment is subject to certain revenue growth targets and may be reduced based on actual results. If all targets are met, the total purchase price, including the earnout, shall not exceed $5.2 million, depending on exchange rates at the time of calculation. The installment payments have been recorded at present value using a discount rate of 10%; the discount will be amortized to interest through the payment dates. The second installment was paid in 2013. The third installment, to be paid in 2014, is included in accrued liabilities in the Company’s consolidated balance sheet; the earnout is included in non-current liabilities.

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

Financial results of LeMagIT are included in the Company’s consolidated financial statements from the date of acquisition. These results were not material to the consolidated financial statements. Financial results of LeMagIT prior to the date of acquisition are not material to the Company’s results and, therefore, pro forma financials were not included.

6. Intangible Assets

Intangible assets subject to amortization as of March 31, 2014 and December 31, 2013 consist of the following:

		As of March 31, 2014
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net

Customer, affiliate and advertiser relationships	5 – 9	$7,147	$(4,807)	$2,340
Developed websites, technology and patents	10	1,540	(382)	1,158
Trademark, trade name and domain name	5 – 8	1,913	(1,424)	489
Proprietary user information database and internet traffic	3 – 5	1,322	(858)	464
Non-compete agreements	3	96	(41)	55

Total intangible assets		$12,018	$(7,512)	$4,506

		As of December 31, 2013
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer, affiliate and advertiser relationships	5 – 9	$7,146	$(4,563)	$2,583
Developed websites, technology and patents	6 – 10	6,942	(5,721)	1,221
Trademark, trade name and domain name	5 – 8	2,044	(1,482)	562
Proprietary user information database and internet traffic	3 – 5	1,318	(789)	529
Non-compete agreements	2 - 3	450	(387)	63

Total intangible assets		$17,900	$(12,942)	$4,958

Intangible assets are amortized over their estimated useful lives, which range from three to ten years, using methods of amortization that are expected to reflect the estimated pattern of economic use. The remaining amortization expense will be recognized over a weighted-average period of approximately 2.4 years. Amortization expense was $0.5 million and $0.7 million for the three month periods ended March 31, 2014 and 2013. Amortization expense is recorded within operating expenses as the intangible assets consist of customer-related assets and website traffic that the Company considers to be in support of selling and marketing activities. The Company wrote off $5.8 million of fully amortized intangible assets in the first quarter of 2014; the Company did not write off any amortized intangible assets in the first quarter of 2013.

The Company expects amortization expense of intangible assets to be as follows:

Years Ending December 31:	Amortization Expense

2014 (April 1st – December 31st)	$1,326
2015	1,479
2016	915
2017	205
2018	127
Thereafter	454

$4,506

7. Net Income (Loss) Per Common Share

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per common share is as follows:

	For the Three Months Ended March 31,
	2014	2013
Numerator:
Net income (loss)	$135	$(1,542)

Denominator:
Basic:
Weighted average shares of common stock outstanding	32,684,248	40,023,049

Diluted:
Weighted average shares of common stock outstanding	32,684,248	40,023,049
Effect of potentially dilutive shares (1)	947,059	—

Total weighted average shares of common stock outstanding	33,631,307	40,023,049

Net Income (Loss) Per Common Share:
Basic net income (loss) per common share	$0.00	$(0.04)

Diluted net income (loss) per common share	$0.00	$(0.04)

(1)	In calculating diluted earnings per share, 3.0 million and 5.4 million shares related to outstanding stock options and unvested restricted stock awards were excluded for the three months ended March 31, 2014 and 2013, respectively, because they were anti-dilutive. Additionally, shares used to calculate diluted earnings per share exclude 0.5 million shares related to outstanding stock options and unvested restricted stock awards that would have been dilutive had the Company had net income for the three months ended March 31, 2013.

8. Bank Term Loan Payable

The Company’s $5.0 million revolving credit facility was amended in August 2011, extending its term and adjusting certain other financial terms and covenants. Unless earlier payment is required by an event of default, all principal and unpaid interest will be due and payable on August 31, 2016. At the Company’s option, the Revolving Credit Facility (the “Credit Agreement”) bears interest at either the prime rate less 1.00% or the London Interbank Offered Rate (“LIBOR”) plus the applicable LIBOR margin. The applicable LIBOR margin is based on the ratio of total funded debt to earnings before interest, other income and expense, income taxes, depreciation, and amortization (“EBITDA”) for the preceding four fiscal quarters. As of March 31, 2014, the applicable LIBOR margin was 1.25%.

The Company is also required to pay an unused line fee on the daily unused amount of the Credit Agreement at a per annum rate based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters. As of March 31, 2014, the per annum unused line fee rate was 0.20%.

At March 31, 2014 and December 31, 2013 there were no amounts outstanding under the Credit Agreement. Pursuant to the Credit Agreement, there was a $1.0 million standby letter of credit related to the Company’s corporate headquarters lease outstanding at March 31, 2014, bringing the Company’s available borrowings on the $5.0 million facility to $4.0 million.

Borrowings under the Credit Agreement are collateralized by a security interest in substantially all assets of the Company. Covenants governing the Credit Agreement include the maintenance of certain financial ratios. At March 31, 2014, the Company was in compliance with all covenants under the Credit Agreement.

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

Future minimum lease payments under the Company’s noncancelable operating leases at March 31, 2014 are as follows:

Years Ending December 31:	Minimum Lease Payments

2014 (April 1st – December 31st)	$3,281
2015	3,577
2016	3,656
2017	3,290
2018	3,404
Thereafter	4,002

$21,210

At March 31, 2014, the Company has an irrevocable standby letter of credit outstanding in the aggregate amount of $1.0 million. This letter of credit supports the lease the Company entered into in 2009 for its corporate headquarters. This letter of credit extends annually through February 28, 2020 unless notification of termination is received.

Net Worth Tax Contingency

In late March 2010, the Company received a letter from the Department of Revenue of the Commonwealth of Massachusetts (the “MA DOR”) requesting documentation demonstrating that TSC has been classified by the MA DOR as a Massachusetts security corporation. Following subsequent correspondence with the MA DOR and a settlement conference on March 22, 2011, the Company received on July 16, 2011 a Notice of Assessment from the MA DOR for 2006 and 2007 in the amount of approximately $198 (which amount included all interest and penalties to date) with respect to additional excise taxes on net worth related to TSC. Based on the Company’s previous assessment that it was probable that the MA DOR would require an adjustment to correct TSC’s tax filings such that it will be treated as a Massachusetts business corporation for the applicable years, for the year ended December 31, 2010, the Company recorded a liability of approximately $200, representing its best estimate at that time of the potential net worth tax exposure. The tax benefits available to a Massachusetts security corporation are comprised of (i) a different rate structure (1.32% on gross investment income vs. 9.5% on net income) and (ii) exemption from the 0.26% excise tax on net worth. On August 17, 2011, the Company filed Applications for Abatement with the MA DOR. On January 6, 2012, the Company filed Petitions for Formal Procedure with the Massachusetts Appellate Tax Board. A trial took place on April 29, 2014; at this time no decision has been rendered. The Company increased the reserve assessment to reflect additional interest accrued through March 31, 2014.

Litigation

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At March 31, 2014 and December 31, 2013, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

10. Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during a period, except those resulting from investments by stockholders and distributions to stockholders. For the three months ended March 31, 2014 and 2013 the Company’s comprehensive income (loss) is as follows:

	For the Three Months Ended March 31,
	2014	2013

Net income (loss)	$135	$(1,542)
Other comprehensive income:

Unrealized (loss) gain on investments (net of tax effect of ($1) and $2, respectively)	(1)	3
Unrealized gain on foreign currency exchange	30	188

Other comprehensive income	29	191

Total comprehensive income (loss)	$164	$(1,351)

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

In April 2007, the Board approved the 2007 Stock Option and Incentive Plan (the “2007 Plan”), which was approved by the stockholders and became effective upon the consummation of the Company’s IPO in May 2007. Effective upon the consummation of the IPO, no further awards were made pursuant to the 1999 Plan, but any outstanding awards under the 1999 Plan will remain in effect and will continue to be subject to the terms of the 1999 Plan. The 2007 Plan allows the Company to grant ISOs, NSOs, stock appreciation rights, deferred stock awards, restricted stock and other awards. Under the 2007 Plan, stock options may not be granted at less than fair market value on the date of grant, and grants generally vest over a four year period. Stock options granted under the 2007 Plan expire no later than ten years after the grant date. The Company has reserved for issuance an aggregate of 2,911,667 shares of common stock under the 2007 Plan plus an additional annual increase to be added automatically on January 1 of each year, beginning on January 1,

2008, equal to the lesser of (a) 2% of the outstanding number of shares of common stock (on a fully-diluted basis) on the immediately preceding December 31 and (b) such lower number of shares as may be determined by the Company’s compensation committee. The number of shares available for issuance under the 2007 Plan is subject to adjustment in the event of a stock split, stock dividend or other change in capitalization. Generally, shares that are forfeited or canceled from awards under the 2007 Plan also will be available for future awards. To date, approximately 6.7 million shares have been added to the plan in accordance with the automatic annual increase. In addition, shares subject to stock options returned to the 1999 Plan, as a result of their expiration, cancellation or termination, are automatically made available for issuance under the 2007 Plan. As of March 31, 2014 a total of 2,138,236 shares were available for grant under the 2007 Plan.

Accounting for Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award.

As there was no public market for the Company’s common stock prior to the Company’s IPO in May 2007 and, until recently, limited historical information on the volatility of its common stock since the date of the Company’s IPO, the Company has historically determined the volatility for options granted based on an analysis of the historical volatility of the Company’s stock and reported data for a peer group of companies that issued options with substantially similar terms. Beginning in 2013, the expected volatility of options granted has been determined using a weighted average of the historical volatility of the Company’s stock for a period equal to the expected life of the option. The expected life of options has been determined utilizing the “simplified” method. The risk-free interest rate is based on a zero coupon United States treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero. There were no stock options granted in the three months ended March 31, 2014 or 2013.

A summary of the stock option activity under the Company’s stock option plans for the three months ended March 31, 2014 is presented below:

Year-to-Date Activity	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

Options outstanding at December 31, 2013	4,467,248	$7.30
Granted	—	—
Exercised	(132,470)	4.82
Forfeited	—	—
Cancelled	(11,439)	8.46

Options outstanding at March 31, 2014	4,323,339	$7.37	3.2	$2,612

Options exercisable at March 31, 2014	4,292,714	$7.38	3.1	$2,605

Options vested or expected to vest at March 31, 2014 (1)	4,319,895	$7.37	3.2	$2,611

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

During the three months ended March 31, 2014 and 2013, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $283 and $1,204 respectively, and the total amount of cash received from exercise of these options was $640 and $937, respectively. The total grant date fair value of stock options granted after January 1, 2006 that vested during the three months ended March 31, 2014 and 2013 was $43 and $193, respectively.

Restricted Stock Awards

Restricted stock awards are valued at the market price of a share of the Company’s common stock on the date of grant. A summary of the restricted stock award activity under the 2007 Plan for the three months ended March 31, 2014 is presented below:

Year-to-Date Activity	Shares	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value

Nonvested outstanding at December 31, 2013	2,777,500	$5.26
Granted	—	—
Vested	(283,333)	5.92
Forfeited	(15,000)	4.16

Nonvested outstanding at March 31, 2014	2,479,167	$5.19	$17,875

The total grant-date fair value of restricted stock awards that vested during the three months ended March 31, 2014 and 2013 was $1.7 million and $2.0 million, respectively.

As of March 31, 2014, there was $11.3 million of total unrecognized compensation expense related to stock options and restricted stock awards which is expected to be recognized over a weighted average period of 2.1 years.

12. Stockholders’ Equity

Reserved Common Stock

As of March 31, 2014, the Company has reserved 9,082,825 shares of common stock for options outstanding and restricted stock awards that have not been issued as well as those available for grant under the stock option plans.

Tender Offer

On September 25, 2013, the Company commenced a tender offer to purchase up to 6.5 million shares of its common stock, representing approximately 16.79% of the shares of TechTarget’s common stock issued and outstanding at that time, at a price of $5.00 per share. On September 23, 2013, the last reported sale price of the Company’s common stock was $4.79 per share.

The tender offer expired on October 24, 2013. In accordance with applicable SEC regulations and the terms of the tender offer, the Company exercised the right to purchase additional shares and based on the final tabulation by Computershare Trust Company, N.A., the Depositary for the tender offer, the Company accepted for purchase 7,100,565 shares of its common stock for a total cost of $35.5 million. Repurchased shares were recorded under the cost method and are reflected as treasury stock in the accompanying Consolidated Balance Sheets. The total cost of the tender offer was $35.6 million, which includes approximately $0.1 million in costs directly attributable to the purchase.

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

During the three months ended March 31, 2013 the Company repurchased 2,093,551 shares of common stock for $10.1 million pursuant to the Program. During the year ended December 31, 2013 the Company repurchased 2,610,279 shares of common stock for $12.4 million pursuant to the Program. Repurchased shares are recorded under the cost method and are reflected as treasury stock in the accompanying Consolidated Balance Sheets. All repurchased shares were funded with cash on hand.

13. Income Taxes

The Company’s effective income tax rate was 34.7% and 45.4% for the three months ended March 31, 2014 and 2013, respectively. The effective income tax rate is based upon the estimated annual effective tax rate in compliance with ASC 740, Income Taxes, and other related guidance. The Company updates the estimate of its annual effective tax rate at the end of each quarterly period. The Company’s estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and its interpretations of tax laws.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company recognized interest and penalties totaling $4 in income tax expense in the three months ended March 31, 2014.

In March 2010, the Company received a letter from the Department of Revenue of the Commonwealth of Massachusetts (the “MA DOR”) requesting documentation demonstrating that TechTarget Securities Corporation (“TSC”), a wholly-owned subsidiary of the Company, has been classified by the MA DOR as a Massachusetts security corporation. Based on subsequent correspondence with the MA DOR, the Company determined that it was more likely than not that the MA DOR would require an adjustment to correct TSC’s tax filings such that it will be treated as a Massachusetts business corporation for the applicable years. The tax benefit available to a Massachusetts security corporation is a lower income tax rate. For the year ended December 31, 2010, the Company recorded a tax reserve for approximately $0.4 million for the potential state income tax liability arising from the difference between the income tax rates applicable to security corporations and business corporations in Massachusetts. On August 17, 2011, the Company filed Applications for Abatement with the MA DOR. On January 6, 2012, the Company filed Petitions under Formal Procedure with the Massachusetts Appellate Tax Board. A trial took place on April 29, 2014; no decision has been rendered at this time.

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

Geographic Data

Net sales to unaffiliated customers by geographic area* were as follows:

	Three Months Ended March 31,
	2014	2013
United States	$18,298	$16,038
International	4,679	3,510

Total	$22,977	$19,548

Long-lived assets by geographic area were as follows:

	March 31, 2014	December 31, 2013
United States	$101,252	$101,241
International	7,016	7,344

Total	$108,268	$108,585

*	based on current customer billing address; does not consider the geo-targeted, or target audience, location of the campaign

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Background

We are a leading provider of specialized online content and brand advertising that brings together buyers and sellers of corporate information technology (“IT”) products. We sell customized marketing programs that enable IT vendors to reach corporate IT decision makers who are actively researching specific purchases. In addition we offer a number of data analytics solutions that help our customers more efficiently target their sales efforts.

IT professionals have become increasingly specialized, and rely on our network of over 150 websites, each of which focuses on a specific IT sector such as storage, security or networking, for key decision support information tailored to their specific areas of responsibility. We work with our advertising customers to develop customized marketing programs, often providing them with multiple offerings in order to target their desired audience of IT professionals more effectively. Our service offerings address the lead generation, project opportunity information, and branding objectives of our advertising customers. In the three months ended March 31, 2014, lead generation and branding remained our primary sources of revenue, while project opportunity information, driven by growth in our IT Deal Alert™ product, contributed approximately 15% of revenue as compared with a minimal amount for the same period in 2013.

We enable IT professionals to navigate the complex and rapidly-changing IT landscape where purchasing decisions can have significant financial and operational consequences. Our content strategy includes three primary sources which IT professionals use to assist them in their pre-purchase research: independent content provided by our professionals, vendor-generated content provided by our customers and user-generated, or peer-to-peer, content. In addition to utilizing our independent content, registered members are able to conduct their pre-purchase research by accessing extensive vendor content across our network of websites. Our network of websites also allows users to seamlessly interact and contribute content, which is highly valued by IT professionals during their research process.

We have a large and growing base of registered members, which totaled over 13.5 million as of March 31, 2014. The targeted nature of our user base enables IT vendors to reach a specialized audience efficiently because our content is highly segmented and aligned with the IT vendors’ specific products. Since our founding in 1999, we have developed a broad customer base. During 2013 we delivered advertising campaigns for approximately 1,200 customers. No customer represented 10% or more of total revenue during 2013.

Executive Summary

Our revenue for the three months ended March 31, 2014 grew approximately 18%, to $23 million, when compared with the same period in 2013. This growth was primarily driven by two factors: continued growth of international revenue from our online products, and further adoption of our new IT Deal Alert™ offering. Both of these factors remain key areas of focus for our management team, and we believe they are both positioned for significant continued revenue growth. IT Deal Alert is a suite of services that leverages our proprietary audience activity data to enable us to identify purchase intent among our audience of IT professionals. At the same time, our international business is benefitting from the continued shift in adoption of online tools from traditional print sources by IT professionals in overseas markets.

During the first quarter of 2014, we made further progress on our strategy to grow our business and increase the reach of our offerings by continuing to execute on our strategic plans for the roll-out of IT Deal Alert and the continued expansion of our direct international capabilities.

Our key strategic initiatives include:

•

IT Deal Alert: Qualified Sales Opportunities™ – Our IT Deal Alert Qualified Sales Opportunities service continues to gain traction in the market and we are encouraged by the early progress we have made. In the first quarter of 2014 we had approximately 125 customers utilizing our IT Deal Alert service; this is up from 100 customers in the fourth quarter of 2013. We continue to receive very positive feedback from customers on the service and expect IT Deal Alert to be a meaningful growth driver in the remainder of 2014 and into 2015.

•

IT Deal Alert: Account Watch – During the quarter we launched IT Deal Alert: Account Watch, a new annual subscription service also powered by the Activity Intelligence platform, which integrates with salesforce.com. This offering uses targeted content to identify active technology projects based on the activity of serious buyers in over 80 technology-specific segments across the Data Center, Networking, Storage, Security, and Business Applications markets. This real-time data makes prospecting more efficient and allows technology companies to better target opportunities to win more deals.

•

International – During the quarter approximately 28% of our revenues were derived from international geo-targeted campaigns, where our target audience is outside North America. International geo-targeted revenue increased in excess of 20% in the three months ended March 31, 2014 as compared to the same period a year ago. We believe that our integrated product offering across regions continues to resonate with international marketers and is contributing to our successful results. We plan on continuing to invest in these capabilities as we seek opportunities to increase our global reach; during the first quarter we introduced IT Deal Alert Qualified Sales Opportunities in the UK and we have plans to roll out IT Deal Alert Qualified Sales Opportunities in the rest of Europe and in APAC later this year.

Business Trends

The following discussion highlights key trends affecting our business.

•

Macro-economic Conditions and Industry Trends. Because most of our customers are IT vendors, the success of our business is intrinsically linked to the health, and subject to market conditions, of the IT industry. In the three months ended March 31, 2014, we saw continued uncertainty in the IT market. As a result, we have continued to see evidence that some IT vendors’ North American advertising budgets remained at their previously reduced level, which has caused our revenue to remain level in North America. As a result, while we will continue to invest in growth areas, management will carefully control discretionary spending such as travel and entertainment, and the filling of new and replacement positions, in an effort to maintain profit margins and cash flow.

•

Customer Segments. In the three months ended March 31, 2014, our year-over-year revenue from our top 12 global customers increased by approximately 27%, our mid-sized customers (our next largest 100 customers) increased by approximately 7% and our smaller customers increased by approximately 30%. Even though all three segments showed year-over-year growth, all three segments continued to report a challenging environment. This translated into our customers remaining cautious with their marketing expenditures.

Sources of Revenues

We sell advertising programs to IT vendors targeting a specific audience within a particular IT sector or sub-sector. We maintain multiple points of contact with our customers to provide support throughout their organizations and their customers’ IT sales cycles. As a result, our customers often run multiple advertising programs with us in order to target their desired audience of IT professionals more effectively. There are multiple factors that can impact our customers’ advertising objectives and spending with us, including but not limited to, IT product launches, increases or decreases to their advertising budgets, the timing of key industry marketing events, responses to competitor activities and efforts to address specific marketing objectives such as creating brand awareness or generating sales leads. Our services are generally delivered under short-term contracts that run for the length of a given advertising program, typically less than six months. In the three months ended March 31, 2014, lead generation and branding remained our primary sources of revenue, while project opportunity information, driven by growth in our IT Deal Alert products, contributed approximately 15% of revenue as compared with a minimal amount for the same period in 2013.

We use both online and event offerings to provide IT vendors with numerous touch points to reach key IT decision makers and to provide IT professionals with highly specialized content across multiple forms of media. We are experienced in assisting advertisers to develop custom advertising programs that maximize branding and ROI. The following is a description of the services we offer:

Online. Online revenue represented 96% and 95% of total revenues for the three months ended March 31, 2014 and 2013, respectively. Our network of websites forms the core of our content platform. Our websites provide IT professionals with comprehensive decision support information tailored to their specific areas of responsibility and purchasing decisions. Through our websites, we offer a variety of online media offerings to connect IT vendors to IT professionals. Our lead generation offerings allow IT vendors to maximize ROI by capturing qualified sales leads from the distribution and promotion of content to our audience of IT professionals. In August of 2011, we released a major upgrade to our Activity Intelligence platform. Since 2012, all of our lead generation campaigns offer the Activity Intelligence Dashboard, a technology platform that gives our customers’ marketers and sales representatives a real-time view of their prospects, which includes insights on the research activities of technology buying teams, including at an account level. Lead generation offerings may also include an additional service, TechTarget Re-Engage (formerly called Nurture & Qualify), which helps both technology marketers and their sales teams to identify highly active prospects, detect emerging projects, retarget interested buying teams, and accelerate engagement with specific accounts.

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

•

Webcasts, Podcasts, Videocasts and Virtual Trade Shows. Webcasts, podcasts, videocasts, virtual trade shows and similar content bring informational sessions directly to attendees’ desktops and mobile devices. As is the case with white papers, our users supply their corporate contact and qualification information to the webcast, podcast, videocast or virtual trade show or sponsor when they view or download the content. Sponsorship includes access to the registrant information and visibility before, during and after the event.

Our branding offerings provide IT vendors exposure to targeted audiences of IT professionals actively researching information related to their products and services and include display advertising (including banners) and custom offerings. Display advertising can be purchased on specific websites within our network and against specific technology segments. These offerings give IT vendors the ability to increase their brand awareness to highly specialized IT sectors.

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

•	IT Deal Alert: Qualified Sales Opportunities is a product that profiles specific in-progress purchase projects, including information on scope and purchase considerations.

•

IT Deal Alert: Account Watch is an annual subscription service powered by our Activity Intelligence platform which integrates with salesforce.com. The breadth and depth of our targeted content allows IT Deal Alert: Account Watch to identify active technology projects based on the activity of serious buyers in approximately 80 technology-specific segments.

•

Custom Content Creation. In support of our advertisers’ lead generation programs, we will sometimes create white papers, case studies, webcasts, videos or even entire microsites to our customers’ specifications through our Custom Media team. These customized content assets are then promoted to our audience in the context of the advertisers’ lead generation programs. Our custom offerings allow customers to have content or entire microsites created that focus on topics related to their marketing objectives and include promotion of these vehicles to our users, which includes IT professionals and buyers of IT products.

•

Content Sponsorships. IT vendors, or groups of vendors, pay us to sponsor independent editorially created content vehicles on specific technology topics where the registrant information is then provided to all participating sponsors. In some cases, these vehicles are supported by multiple sponsors in a single segment, with the registrant information provided to all participating sponsors. Because these offerings are editorially driven, advertisers get the benefit of association with independently created content as well as access to qualified sales leads that are researching the topic.

•

List Rentals. We also offer IT vendors the ability to message registered members on topics related to their interests by renting our e-mail and postal lists of registered members, which is organized using specific criteria such as company size, geography or job title.

•

Third Party Revenue Sharing Arrangements. We have revenue sharing arrangements with certain third parties to allow for the licensing of our online content, for the renting of our database of opted-in e-mail subscribers and to allow advertising from customers of certain third parties to be made available to our website visitors. In each of these arrangements we are paid a share of the resulting revenue.

Events. Events revenue represented 4% and 5% of total revenues for the three months ended March 31, 2014 and 2013, respectively. Most of our media groups operate revenue-generating events. The majority of our events are free to IT professionals and are sponsored by IT vendors. Attendees are pre-screened based on event-specific criteria such as sector-specific budget size, company size, or job title. We offer three types of events: multi-day conferences, single-day seminars and custom events. Multi-day conferences provide independent content provided by our professionals to our attendees and allow vendors to purchase exhibit space and other sponsorship offerings that enable interaction with the attendees. We also hold single-day seminars on various topics in major cities. These seminars provide independent content provided by our professionals on key sub-topics in the sectors we serve, are free to qualified attendees, and offer multiple vendors the ability to interact with specific, targeted audiences actively focused on buying decisions. Our custom events differ from our seminars in that they are exclusively sponsored by a single IT vendor, and the content is driven primarily by the sole sponsor.

Cost of Revenues, Operating Expenses and Other

Expenses consist of cost of online and event revenues, selling and marketing, product development, general and administrative, depreciation, amortization and net interest expenses. Personnel-related costs are a significant component of each of these expense categories except for depreciation and amortization related expenses.

Cost of Online Revenue. Cost of online revenues consist primarily of: salaries and related personnel costs; member acquisition expenses (primarily keyword purchases from leading Internet search sites); freelance writer expenses; website hosting costs; vendor expenses associated with the delivery of webcast, podcast, videocast and similar content, and list rental offerings; stock-based compensation expenses; facility expenses and other related overhead.

Cost of Events Revenue. Cost of events revenues consist primarily of: facility expenses, including food and beverages for the event attendees as well as office space; salaries and related personnel costs; travel-related expenses; event speaker expenses; stock-based compensation expenses; and other related overhead.

Selling and Marketing. Selling and marketing expenses consist primarily of: salaries and related personnel costs; sales commissions; travel-related expenses; stock-based compensation expenses; facility expenses and related overhead. Sales commissions are recorded as expense when earned by the employee, based on recorded revenue.

Product Development. Product development includes the creation and maintenance of our network of websites, advertiser offerings and technical infrastructure. Product development expense consists primarily of salaries and related personnel costs; stock-based compensation expenses; facility expenses and other related overhead.

General and Administrative. General and administrative expenses consist primarily of: salaries and related personnel costs; facility expenses and related overhead; accounting, legal and other professional fees; and stock-based compensation expenses.

Depreciation. Depreciation expense consists of the depreciation of our property and equipment. Depreciation of property and equipment is calculated using the straight-line method over their estimated useful lives, ranging from two to ten years.

Amortization of Intangible Assets. Amortization of intangible assets expense consists of the amortization of intangible assets recorded in connection with our acquisitions. Separable intangible assets that are not deemed to have an indefinite life are amortized over their estimated useful lives, which range from three to ten years, using methods that are expected to reflect the estimated pattern of economic use.

Interest Income (Expense), Net. Interest income (expense), net consists primarily of interest income earned on cash, cash equivalents and short and long-term investments less any interest expense incurred. We historically have invested our cash in money market accounts, municipal bonds and government agency bonds.

Application of Critical Accounting Policies and Use of Estimates

The discussion of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue, long-lived assets, goodwill, allowance for doubtful accounts, stock-based compensation, contingent liabilities, self-insurance accruals and income taxes. We based our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe to be reasonable. In many cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Our actual results may differ from these estimates under different assumptions or conditions.

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

The majority of our online media sales involve multiple product offerings. Although each of our online media offerings can be sold separately, most of our online media sales involve multiple online offerings. Because objective evidence of fair value does not exist for all elements in our bundled product offerings, we use a best estimate of selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of fair value. We establish best estimates considering multiple factors including, but not limited to, class of client, size of transaction, available media inventory, pricing strategies and market conditions. We believe the use of the best estimate of selling price allows revenue recognition in a manner consistent with the underlying economics of the transaction. We apply a relative selling price method to allocate arrangement consideration at the inception of the arrangement to each deliverable in a multiple element arrangement. Revenue is then recognized as delivery occurs.

We evaluate all deliverables of an arrangement at inception and each time an item is delivered, to determine whether they represent separate units of accounting. Based on this evaluation, the arrangement consideration is measured and allocated to each of these elements.

Online Media. Lead generation campaigns all offer the Activity Intelligence Dashboard. For duration-based campaigns, revenue is recognized ratably over the duration of the campaigns, which is typically less than six months. Lead generation offerings may also include an additional service, TechTarget Re-Engage (formerly called Nurture & Qualify), in which case revenue is recognized ratably over the period of the campaign as a combined unit of accounting. As part of these offerings, we guarantee a minimum number of qualified leads to be delivered over the course of the advertising campaign. We determine the content necessary to achieve performance guarantees. Scheduled end dates of advertising campaigns sometimes need to be extended, pursuant to the terms of the arrangement, to satisfy lead guarantee obligations. We estimate a revenue reserve necessary to adjust revenue recognition for extended advertising campaigns. These estimates are based on our experience in managing and fulfilling these offerings. The customer has cancellation privileges which generally require advance notice by the customer and require proportional payment by the customer for the portion of the campaign period that has been provided. Additionally, we offer sales incentives to certain customers, primarily in the form of volume rebates, which are classified as a reduction of revenues and are calculated based on the terms of the specific customer’s contract. We accrue for these sales incentives based on contractual terms and historical experience.

We recognize revenue from cost per lead advertising in the period during which the leads are delivered, which is typically less than six months.

Revenue for other significant online media offerings is recognized as follows:

•

IT Deal Alert. This suite of products includes Customized Reporting, Account Watch and Qualified Sales Opportunities. Customized reporting revenue is recognized when the report is delivered to our customers; Qualified Sales Opportunities revenue is recognized when the opportunity is delivered to our customers; Account Watch is subscription-based, and revenue is recognized ratably over the subscription period.

•

Custom Content Creation. Custom content revenue is recognized when the creation is completed and delivered to the customer, with the exception of microsites which are recognized over the period during which they are live.

•	Content Sponsorships. Content sponsorship revenue is recognized ratably over the period in which the related content vehicle is available on our websites.

•	List Rentals. List rental revenue is recognized in the period in which delivery of the list is made to our customers.

•	Banners. Banner revenue is recognized in the period in which the banner impressions, engagements or clicks occur.

•

Third Party Revenue Sharing Arrangements. Revenue from third-party revenue sharing arrangements is recognized on a net basis in the period in which the services are performed. For certain third-party agreements where we are the primary obligor, revenue is recognized on a gross basis in the period in which the services are performed.

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

Long-Lived Assets

Our long-lived assets consist primarily of property and equipment, capitalized software, goodwill and other intangible assets. Goodwill and other intangible assets have arisen principally from our acquisitions. The amount assigned to intangible assets is subjective and based on our estimates of the future benefit of the intangible assets using accepted valuation techniques, such as discounted cash flow and replacement cost models. Our long-lived assets, other than goodwill, are amortized over their estimated useful lives, which we determine based on the consideration of several factors including the period of time the asset is expected to remain in service. Intangible assets are amortized over their estimated useful lives, which range from three to ten years, using methods of amortization that are expected to reflect the estimated pattern of economic use. Consistent with our determination that we have only one reporting segment, we have determined that there is only one reporting unit and test goodwill for impairment at the entity level. We evaluate the carrying value and remaining useful lives of long-lived assets, other than goodwill, whenever indicators of impairment are present. We evaluate the carrying value of goodwill annually using the two step process required by ASC 350, Intangibles – Goodwill and Other. The first step of the impairment test is to identify potential impairment by comparing the reporting unit’s fair value with its net book value (or carrying amount), including goodwill. The fair value is estimated based on a market value approach. If the fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is not performed. Whenever indicators of impairment are present, we would perform the second step and compare the implied fair value of the reporting unit’s goodwill, as defined by ASC 350, to its carrying value to determine the amount of the impairment loss, if any. As of December 31, 2013, the date of our last annual goodwill impairment review, there were no indications of impairment based on our step one analysis, and our estimated fair value exceeded our carrying value by a significant margin.

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

The allowance for doubtful accounts was $0.9 million at March 31, 2014 and $0.9 million at December 31, 2013.

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

As there was no public market for our common stock prior to our initial public offering in May 2007 and, as until recently, there has been limited historical information on the volatility of our common stock since the date of our initial public offering, we have historically determined the volatility for options granted based on an analysis of the historical volatility of our stock and reported data for a peer group of companies that issued options with substantially similar terms. Beginning in 2013, the expected volatility of options granted has been determined using a weighted average of the historical volatility of our stock for a period equal to the expected life of the option. The risk-free interest rate is based on a zero coupon United States treasury instrument whose term is consistent with the expected life of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. There were no options granted during the three months ended March 31, 2014 or 2013.

Internal-Use Software and Website Development Costs

We capitalize costs of materials, consultants and compensation and related expenses of employees who devote time to the development of internal-use software and website applications and infrastructure involving developing software to operate our websites. However, we expense as incurred website development costs for new features and functionalities since it is not probable that they will result in additional functionality until they are both developed and tested with confirmation that they are more effective than the current set of features and functionalities on our websites. Our judgment is required in determining the point at which various projects enter the state at which costs may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized, which is generally three years. To the extent that we change the manner in which we develop and test new features and functionalities related to our websites, assess the ongoing value of capitalized assets or determine the estimated useful lives over which the costs are amortized, the amount of website development costs we capitalize and amortize in future periods would be impacted. We review capitalized internal-use software and website development costs for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We would recognize an impairment loss only if the carrying amount of the asset is not recoverable and exceeds its fair value. We capitalized internal-use software and website development costs of $0.9 million and $1.0 million for the three months ended March 31, 2014 and 2013, respectively.

Income Taxes

We are subject to income taxes in both the United States and foreign jurisdictions, and we use estimates in determining our provision for income taxes. We recognize deferred tax assets and liabilities based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates.

Our deferred tax assets are comprised primarily of book to tax differences on stock-based compensation, timing of deductions for deferred rent and accrued expenses, and net operating loss (“NOL”) carryforwards. As of December 31, 2013, we had state NOL carryforwards of approximately $25.9 million, which may be used to offset future taxable income. The NOL carryforwards expire through 2034. We also had foreign NOL carryforwards of $0.9 million, which may be used to offset future taxable income in foreign jurisdictions until they expire, through 2018.

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

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended March 31,
	2014			2013
	($ in thousands)
Revenues:
Online	$22,080	96%		$18,475	95%
Events	897	4		1,073	5

Total revenues	22,977	100		19,548	100
Cost of revenues:
Online	6,090	27		5,928	30
Events	547	2		676	4

Total cost of revenues	6,637	29		6,604	34

Gross profit	16,340	71		12,944	66
Operating expenses:
Selling and marketing	9,746	42		9,120	47
Product development	1,605	7		1,741	9
General and administrative	3,332	15		3,307	17
Depreciation	989	4		872	4
Amortization of intangible assets	451	2		734	4

Total operating expenses	16,123	70		15,774	81

Operating income (loss)	217	1		(2,830)	(14)
Interest (expense) income, net	(10)		*	3	*

Income (loss) before provision for (benefit from) income taxes	207	1		(2,827)	(14)
Provision for (benefit from) income taxes	72		*	(1,285)	(7)

Net income (loss)	$135	1%		$(1,542)	(8)%

*	Not meaningful

Comparison of Three Months Ended March 31, 2014 and 2013

Revenues

	Three Months Ended March 31,
	2014	2013	Increase (Decrease)	Percent Change
	($ in thousands)
Revenues:
Online	$22,080	$18,475	$3,605	20%
Events	897	1,073	(176)	(16)

Total revenues	$22,977	$19,548	$3,429	18%

Online. The increase in online revenue was primarily attributable to a $3.4 million increase in revenues from new product offerings, primarily IT Deal Alert, while the lead generation and branding offerings remain relatively flat as compared to the same quarter in the prior year.

Events. The decrease in events revenue is primarily due to a reduction in the number of custom events and seminars that we conducted.

Cost of Revenues and Gross Profit

	Three Months Ended March 31,
	2014	2013	Increase (Decrease)	Percent Change
	($ in thousands)
Cost of revenues:
Online	$6,090	$5,928	$162	3%
Events	547	676	(129)	(19)

Total cost of revenues	$6,637	$6,604	$33	0%

Gross profit	$16,340	$12,944	$3,396	26%

Gross profit percentage	71%	66%

Cost of Online Revenues. The increase in cost of online revenues was primarily attributable to costs related to new product offerings.

Cost of Events Revenues. The decrease in cost of events revenues was primarily due to decreases in variable direct and employee-related costs as a result of the decrease in the number of events that we conducted.

Gross Profit. Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. Gross profit for the first quarter of 2014 was 71% as compared to 66% in the first quarter of 2013. The increase in online gross profit was $3.4 million, primarily attributable to the increase in online revenue, offset in part by a decrease in events gross profit, primarily as a result of the lower events revenues. Because the majority of our costs are labor-related, we expect our gross profit to fluctuate from period to period based on changes in the total revenues for the period. The relative contribution of online and events revenues to our total revenues will also cause fluctuation in our gross profit from period to period.

Operating Expenses and Other

	Three Months Ended March 31,
	2014	2013	Increase (Decrease)	Percent Change
	($ in thousands)
Operating expenses:
Selling and marketing	$9,746	$9,120	$626	7%
Product development	1,605	1,741	(136)	(8)
General and administrative	3,332	3,307	25	1
Depreciation	989	872	117	13
Amortization of intangible assets	451	734	(283)	(39)

Total operating expenses	$16,123	$15,774	$349	2%

Interest (expense) income, net	$(10)	$3	$(13)	(433)%

Provision for (benefit from) income taxes	$72	$(1,285)	$1,357	106%

Selling and Marketing. Selling and marketing expenses increased for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 primarily due to an increase in compensation-related expenses caused by the increase in revenues and international expansion.

Product Development. The decrease in product development expense was primarily caused by a reduction in compensation and allocated costs due to reduced headcount year over year, offset in part by a reduction in the amount of these costs that were capitalized year over year.

General and Administrative. General and administrative expense for the three months ended March 31, 2014 remained relatively flat year over year, with increased legal and corporate compliance fees being offset in part by favorable foreign currency exchange rates.

Depreciation and Amortization of Intangible Assets. The increase in depreciation expense is related to an increase in our fixed asset base, primarily as a result of our continued investment in internal-use software development costs and computer equipment. The decrease in amortization of intangible assets expense was attributable to certain intangible assets becoming fully amortized during 2013.

Interest Income, Net. The decrease in interest income, net, is due to the amortization of a discount on installment payments related to the purchase of LeMagIT in the fourth quarter of 2012.

Provision for Income Taxes. Our effective income tax rate was 34.7% and 45.4% for the three months ended March 31, 2014 and 2013, respectively. The lower rate in the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 is primarily due to differences in the geographic mix of pre-tax income and non-deductible stock-based compensation. The effective income tax rate is based upon the estimated annual effective tax rate in compliance with ASC 740, Income Taxes, and other related guidance. We update the estimate of our annual effective tax rate at the end of each quarterly period. Our estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and interpretations of tax laws. The first quarter of 2014 income tax rate was based on projections for the year.

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

Liquidity and Capital Resources

Resources

As of March 31, 2014, we had $46.7 million of working capital, and our cash and cash equivalents totaled $32.3 million. Our cash, cash equivalents and investments decreased $1.5 million during the first quarter of fiscal 2014, primarily from cash used by our operations and our investing activities, primarily for purchases of property and equipment, offset in part by cash provided by our financing activities, primarily proceeds from the exercise of stock options. We believe that our existing cash, cash equivalents, and investments, our cash flow from operating activities and available bank borrowings will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion internationally, future acquisitions we might undertake, and the expansion into complementary businesses. To the extent that our cash and cash equivalents, investments and cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more additional acquisitions of businesses.

	March 31, 2014	December 31, 2013
	($ in thousands)

Cash, cash equivalents and investments	$32,301	$33,772

Accounts receivable, net	$25,394	$22,116

Cash, Cash Equivalents and Investments

Our cash, cash equivalents and investments at March 31, 2014 were held for working capital purposes and were invested primarily in money market accounts, municipal bonds and government agency bonds. We do not enter into investments for trading or speculative purposes.

Accounts Receivable, Net

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our service delivery and billing activity, cash collections, and changes to our allowance for doubtful accounts. We use days’ sales outstanding, (“DSO”), as a measurement of the quality and status of our receivables. We define DSO as net accounts receivable at quarter end divided by total revenue for the applicable period, multiplied by the number of days in the applicable period. DSO was 99 days for the three months ended March 31, 2014 and 86 days at December 31, 2013. The increase in DSO is primarily due to the timing of payments from customers.

Cash Flows

	Three Months Ended March 31,
	2014	2013
	($ in thousands)
Net cash used in operating activities	$(1,152)	$(4,442)

Net cash used in investing activities (1)	$(1,164)	$(1,151)

Net cash provided by (used in) financing activities	$992	$(8,741)

(1)	Cash used in investing activities is shown net of investment activity of $(1.6) million and $(8.7) million for the three months ended March 31, 2014 and 2013, respectively.

Operating Activities

Cash used in operating activities primarily consists of net income (loss) adjusted for certain non-cash items including depreciation and amortization, the provision for bad debt, stock-based compensation, deferred income taxes, and the effect of changes in working capital and other activities. Cash used in operating activities for the three months ended March 31, 2014 was $1.2 million compared to $4.4 million in the three months ended March 31, 2013. The decrease in cash used in operating activities was primarily due to having net income of $0.1 million during the first three months of 2014 compared to a $1.5 million net loss during the first three months of 2013. The decrease in cash used in operating activities is also a result of changes in operating assets and liabilities of $(4.0) million in the first three months of 2014 compared to $(5.7) million in the first three months of 2013. Significant components of the changes in assets and liabilities included an increase in prepaids and other current assets of $1.7 million in 2014 as compared with an increase of $4.2 million in 2013, primarily caused by increases in tax and benefits-related receivables in the first quarter of 2013; a $0.2 million decrease in income taxes payable in 2014 as compared with a $0.8 million decrease in 2013 because of payments made in the first quarter of 2013; and a $0.4 million increase in other liabilities in the first quarter of 2014 resulting from changes in deferred taxes and contingent liabilities. These changes were offset in part by a $3.4 million increase in accounts receivable during the first three months of 2014 compared to an increase of $1.5 million in the first three months of 2013, caused by the increased revenues year over year.

Investing Activities

Cash used in investing activities in the three months ended March 31, 2014, net of investment activity, was $1.2 million, primarily for the purchase of property and equipment made up primarily of website development costs, computer equipment and related software and internal-use development costs.

Equity Financing Activities

We received proceeds from the exercise of stock options in the amounts of $0.6 million and $0.9 million in the three months ended March 31, 2014 and 2013, respectively.

On August 3, 2012, our Board of Directors authorized a $20 million stock repurchase program (the “Program”). We were authorized to repurchase our common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares of common stock repurchased was determined based on an evaluation of market conditions and other factors. We elected to implement a Rule 10b5-1 trading plan to make such purchases, which permits shares of common stock to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The Program was terminated immediately prior to the commencement of a tender offer on September 25, 2013.

During the three months ended March 31, 2013 we repurchased 2,093,551 shares of common stock for approximately $10.1 million pursuant to the Program. During the year ended December 31, 2013 we repurchased 2,610,279 shares of common stock for approximately $12.4 million pursuant to the Program. Additionally, we accepted for purchase 7,100,565 shares of our common stock for a total cost of $35.6 million, which includes approximately $0.1 million in fees and expenses, pursuant to the tender offer. All repurchased shares were funded with cash on hand.

Tender Offer

On September 25, 2013, we commenced a tender offer to purchase up to 6.5 million shares of our common stock at a price of $5.00 per share.

The tender offer expired on October 24, 2013. In accordance with applicable SEC regulations and the terms of the tender offer, we exercised the right to purchase additional shares of common stock and accepted for purchase 7,100,565 shares of our common stock for a total cost of $35.6 million, which includes approximately $0.1 million in fees and expenses. Pursuant to the terms of the tender offer, we purchased 2,250,000 shares of common stock from entities affiliated with Technology Crossover Ventures and 2,300,040 shares of common stock from entities affiliated with Polaris Venture Partners.

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

The Revolving Credit Facility matures on August 31, 2016. Unless earlier payment is required by an event of default, all principal and unpaid interest will be due and payable on August 31, 2016. At our option, the Revolving Credit Facility bears interest at either the prime rate less 1.00% or the London Interbank Offered Rate (“LIBOR”) plus the applicable LIBOR margin. The applicable LIBOR margin is based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters. As of March 31, 2014, the applicable LIBOR margin was 1.25%.

We are also required to pay an unused line fee on the daily unused amount of our Revolving Credit Facility at a per annum rate based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters. As of March 31, 2014, unused availability under the Revolving Credit Facility totaled $4.0 million and the per annum unused line fee rate was 0.20%.

As of March 31, 2014 and December 31, 2013 there were no amounts outstanding under the revolving loan portion of our Revolving Credit Facility. There was a $1.0 million standby letter of credit related to our corporate headquarters lease that is outstanding at March 31, 2014, bringing our available borrowings on the $5.0 million facility to $4.0 million.

Borrowings under the Credit Agreement are collateralized by a security interest in substantially all of our assets. Covenants governing the Credit Agreement include the maintenance of certain financial ratios. As of March 31, 2014, we were in compliance with all covenants under the Credit Agreement.

Capital Expenditures

We have made capital expenditures primarily for computer equipment and related software needed to host our websites, internal-use software development costs, as well as for leasehold improvements and other general purposes to support our growth. Our capital expenditures totaled $1.1 million for both the three month periods ended March 31, 2014 and 2013. A majority of our capital expenditures in the first quarter of 2014 were internal-use development costs and, to a lesser extent, computer equipment and related software. We are not currently party to any purchase contracts related to future capital expenditures.

Contractual Obligations and Commitments

As of March 31, 2014, our principal commitments consist of obligations under leases for office space. The offices are leased under non-cancelable operating lease agreements that expire through 2020. The following table sets forth our commitments to settle contractual obligations in cash as of March 31, 2014:

	Payments Due By Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(Unaudited)
	($ in thousands)
Operating leases	$21,210	$3,281	$7,233	$6,694	$4,002

At March 31, 2014, we had an irrevocable standby letter of credit outstanding in the aggregate amount of $1.0 million. This letter of credit supports the lease we entered into in 2009 for our corporate headquarters. This letter of credit, subject to certain reductions, extends annually through February 28, 2020 unless notification of termination is received.

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

Foreign Currency Exchange Risk

We currently have subsidiaries in London, England; Hong Kong; Australia; Singapore; and Paris, France. Additionally, we have a wholly foreign-owned enterprise formed under the laws of the People’s Republic of China, a VIE in Beijing, PRC and an office in India. Approximately 20% of our revenues for the quarter ended March 31, 2014 were derived from customers with billing addresses outside of the United States and our foreign exchange gains/losses were not significant. We currently believe our exposure to foreign currency exchange rate fluctuations is financially immaterial and therefore have not entered into foreign currency hedging transactions. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in the future.

Interest Rate Risk

At March 31, 2014, we had cash, cash equivalents and investments totaling $32.3 million. These amounts were invested primarily in money market accounts, municipal bonds and government agency bonds. The cash, cash equivalents and investments were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

Our exposure to market risk also relates to the amount of interest expense we must pay under our revolving credit facility. The advances under this credit facility bear a variable rate of interest determined as a function of the lender’s prime rate or LIBOR. At March 31, 2014, there were no amounts outstanding under our revolving credit facility.

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

As of March 31, 2014, management, under the supervision of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), conducted an evaluation of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened litigation against us that could have a material adverse effect on our business, operating results or financial condition. On January 6, 2012, the Company filed Petitions under Formal Procedure with the Massachusetts Appellate Tax Board in connection with the classification of the Company’s wholly-owned subsidiary, TechTarget Securities Corporation, and assessments made by the Massachusetts Department of Revenue, as described in Note 9 in the accompanying consolidated financial statements. A trial took place on April 29, 2014; no decision has been rendered at this time.

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

The primary source of our revenues is the sale of advertising campaigns to our customers. Our advertising revenues accounted for substantially all of our total revenues for the three months ended March 31, 2014. We believe that advertising spending on the Internet, as in traditional media, fluctuates significantly as a result of a variety of factors, many of which are outside of our control. These factors include:

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

The IT industry is characterized by, among other things, volatile quarterly results, uneven sales patterns, short product life cycles, rapid technological developments and frequent new product introductions and enhancements. As a result, our customers’ advertising budgets, which are often viewed as discretionary expenditures, may increase or decrease significantly over a short period of time. In addition, the advertising budgets of our customers may fluctuate as a result of:

•	weakness in corporate IT spending, resulting in a decline in IT advertising spending, a continued trend that we have seen and that may continue;

•	increased concentration in the IT industry as a result of consolidations, leading to a decrease in the number of current and prospective customers, as well as an overall reduction in advertising;

•	reduced spending by combined entities following such consolidations;

•	the timing of advertising campaigns around new product introductions and initiatives; and

•	economic conditions specific to the IT industry.

Our future growth will depend in large part on continued increased sales of our IT Deal Alert product suite.

In 2013, we began selling a new suite of products, called IT Deal Alert which is based on our Activity Intelligence analytics. The IT Deal Alert product suite currently consists of Qualified Sales Opportunities, Customized Reporting and, as announced in March 2014, Account Watch. Our increase in revenues in the first quarter of 2014, compared to the comparable quarter of 2013, was, in part, attributable to sales of IT Deal Alert products. We expect that IT Deal Alert, as well as the expansion of our IT Deal Alert product offerings, will be major components of our future growth. The failure of our IT Deal Alert products to meet anticipated sales levels, our inability to continue to expand successfully our IT Deal Alert product suite, or the failure of our current or new IT Deal Alert Products to achieve and then maintain widespread customer acceptance would likely have a material adverse effect on our business and financial results. In addition, competitors may develop a service or application that is similar to our IT Deal Alert product suite, which may also result in reduced sales levels for our product offerings.

There are a number of risks associated with expansion of our business internationally that could adversely affect our business.

Approximately 20% of our revenues for the three months ended March 31, 2014 were derived from customers with billing addresses outside of the United States and 28% of our revenues were derived from geo-targeted campaigns, where our target audience is outside North America. We have license and other arrangements in various countries, and maintain direct presences in the United Kingdom, France, Singapore and Australia, as well as operations in China, and Spanish, French, Portuguese and German language websites.

In addition to facing many of the same challenges we face domestically, there are additional risks and costs inherent in expanding our business in international markets, including:

•	limitations on our activities in foreign countries where we have granted rights to existing business partners;

•	continuation of the trend among our foreign-based customers to transition from print to online advertising;

•	the adaptation of our websites and advertising programs to meet local needs and to comply with local legal and regulatory requirements;

•	our foreign-based competitors having greater resources and longer established relationships with local advertisers;

•	varied, unfamiliar and unclear legal and regulatory restrictions, as well as unforeseen changes in legal and regulatory requirements;

•	more restrictive data protection regulation, which may vary by country;

•	more extensive labor regulation, which may vary by country;

•	difficulties in staffing and managing multinational operations;

•	difficulties in finding appropriate foreign licensees or joint venture partners;

•	distance, language and cultural differences in doing business with foreign entities;

•	foreign political and economic uncertainty;

•	less extensive adoption of the Internet as an information source and increased restriction on the content of websites;

•	currency exchange-rate fluctuations; and

•	potential adverse tax requirements.

As a result, we may face difficulties and unforeseen expenses in expanding our business internationally and, even if we attempt to do so, we may be unsuccessful, which could harm our business, operating results and financial condition.

There are substantial uncertainties regarding the interpretation and application of the laws and regulations of the People’s Republic of China, or PRC, including, but not limited to, the laws and regulations governing our business in the PRC, and the enforcement and performance of the contractual arrangements between our wholly-owned subsidiary, TechTarget (Beijing) Information Technology Consulting Co., Ltd, or TTGT China, and our affiliated Chinese entity, Keji Wangtuo (Beijing) Information Technology Co., Ltd, or Keji Wangtuo, and its shareholders. We are considered a foreign person under PRC law. As a result, we are subject to PRC law limitations on foreign ownership of companies engaged in value-added telecommunications services, including internet-related services, and advertising. Accordingly, we operate our websites and our online advertising business in China through Keji Wangtuo, a company wholly-owned by two citizens of the PRC; we have no equity ownership interest in Keji Wangtuo. Keji Wangtuo holds the licenses and approvals necessary to operate our websites and online advertising business in China. Through our wholly-owned subsidiary, TTGT China, we have contractual arrangements with Keji Wangtuo and its shareholders that allow us to substantially control and operate Keji Wangtuo and give us the economic benefit of those operations. We cannot be sure that we will be able to enforce these contracts. In addition, such contractual arrangements may not prove as effective in exercising control over Keji Wangtuo as direct ownership. Although we believe we are in compliance with current PRC regulations, we cannot be sure that the Chinese government would agree that our operating and equity arrangements with Keji Wangtuo comply with Chinese law. If the Chinese government determines that we are not in compliance with applicable law, it could revoke our business and operating licenses, require us to discontinue or restrict our operations, restrict our right to collect revenues, block our websites in China, require us to restructure our Chinese operations, impose additional conditions or requirements with which we may not be able to comply, impose restrictions on our business operations or on our customers, or take other regulatory or enforcement actions against us that could be harmful to our business in China.

The general economic, business or industry conditions may adversely affect our business, as well as our ability to forecast financial results.

The domestic and international economies have continued to experience ongoing instability and inconsistent, unpredictable growth. This period of instability has been magnified by factors including changes in the availability of credit, volatile business and consumer confidence and fluctuating unemployment. These and other macro-economic conditions have contributed to unpredictable changes in the global economy and expectations of future global economic growth. If the economic climate in the United States and abroad remains as it is or deteriorates, our customers or potential customers could reduce or delay their purchases of our offerings, which would adversely impact our revenues and our ability to sell our offerings, collect customer receivables and, ultimately, our profitability. Additionally, future economic conditions continue to have a high degree of inherent uncertainty. As a result, it continues to be difficult to estimate the level of growth or contraction for the economy as a whole, as well as for the various sectors of the economy, such as the IT market. Because all components of our budgeting and forecasting are dependent upon estimates of growth or contraction in the IT market and demand for our offerings, the prevailing economic uncertainties continue to render accurate estimates of future income and expenditures very difficult to make. We cannot predict the duration of current economic conditions or the duration or strength of an economic recovery, worldwide in the IT industry or in any of the different segments of the IT industry. Further adverse changes may occur as a result of global, domestic or regional economic conditions, changing consumer confidence, unemployment, declines in stock markets, or other factors affecting economic conditions generally. These changes may negatively affect the sales of our offerings, increase exposure to losses from bad debts, increase the cost and decrease the availability of financing, or increase the risk of loss on investments. Any recent growth we have experienced internationally would be negatively affected by any future global downturn.

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

•

seasonal fluctuations in advertising spending, based on product launch schedules, annual budget approval processes for our customers and the historical decrease in advertising and events activity in the summer months.

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

The primary source of our revenues is the sale of advertising to our customers, and we expect that this will continue to be the case for the foreseeable future. Our advertising contracts are primarily short-term, typically six months or less, and are generally subject to termination without substantial penalty by the customer at any time, generally with minimal notice requirements. We cannot assure you that our current customers will fulfill their obligations under their existing contracts, continue to participate in our existing programs beyond the terms of their existing contracts or enter into any additional contracts for new programs that we offer. In addition, our efforts to enter into longer term arrangements with customers for our IT Deal Alert services may not be successful. If a significant number of advertisers or a few large advertisers decided not to continue advertising on our websites or conducting or sponsoring events, we could experience a rapid decline in our revenues over a relatively short period of time.

If we are unable to deliver content and services that attract and retain users, our ability to attract advertisers may be affected, which could in turn have an adverse effect on our revenues.

Our future success depends on our continued ability to deliver original and compelling content and services to attract and retain users. Our user base is composed of corporate IT professionals who demand specialized websites and events tailored to the sectors of the IT products for which they are responsible and that they purchase. Our content and services may not be attractive to a sufficient number of users to attract advertisers and generate revenues consistent with our estimates. We also may not develop new content or services in a timely or cost-effective manner. Our ability to develop and produce this specialized content successfully is subject to numerous uncertainties, including our ability to:

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

We derive a significant portion of our website traffic from users who search for IT purchasing content through Internet search engines, such as Google, MSN, Bing and Yahoo!. A critical factor in attracting users to our websites is whether we are prominently displayed in response to an Internet search relating to IT content. Search result listings are determined and displayed in accordance with a set of formulas or algorithms developed by the particular Internet search engine. The algorithms determine the order of the listing of results in response to the user’s Internet search. From time to time, search engines revise their algorithms. In some instances, these modifications may cause our websites to be listed less prominently in unpaid search results, which will result in decreased traffic from search engine users to our websites. Our websites may also become listed less prominently in unpaid search results for other reasons, such as search engine technical difficulties, search engine technical changes and changes we make to our websites. In addition, search engines have deemed the practices of some companies to be inconsistent with search engine guidelines and have decided not to list their websites in search result listings at all. If we are listed less prominently or not at all in search result listings for any reason, traffic to our websites will likely decline, which could harm our operating results. If we decide to attempt to replace this traffic, we may be required to increase our marketing expenditures, which also could harm our operating results.

We may not innovate at a successful pace, which could harm our operating results.

Our industry is rapidly adopting new technologies and standards to create and satisfy the demands of users and advertisers. It is critical that we continue to innovate by anticipating and adapting to these changes to ensure that our content-delivery, lead generation and IT Deal Alert products platforms and services remain effective and interesting to our users, advertisers and partners. In addition, we may discover that we must make significant expenditures to achieve these goals. If we fail to accomplish these goals, we may lose users and the advertisers that seek to reach those users, which could harm our operating results. Existing and planned efforts to develop new products, including any subscription-based offerings, may be costly and ultimately not successful.

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

Our success and ability to compete are dependent in part on the strength of our proprietary rights, on the goodwill associated with our trademarks, trade names and service marks, and on our ability to use United States and foreign laws to protect them. Our intellectual property includes, among other things, our original content, our editorial features, logos, brands, domain names, the technology that we use to deliver our services, the various databases of information that we maintain and make available by license, and the appearances of our websites. We claim common law protection on certain names and marks that we have used in connection with our business activities. Although we have applied for and obtained registration of some of our marks in countries outside of the United States where we do business, we have not been able to obtain registration of all of our key marks in such jurisdictions, in some cases due to prior registration or use by third parties employing similar marks. In addition to United States and foreign laws, we rely on confidentiality agreements with our employees and third parties and protective contractual provisions to safeguard our intellectual property. Policing our intellectual property rights worldwide is a difficult task, and we may not be able to identify infringing users, or, if identified, stop them from continuing to infringe our intellectual property. We cannot be certain that third-party licensees of our content will always take actions to protect the value of our proprietary rights and reputation. Intellectual property laws and our agreements may not be sufficient to prevent others from copying or otherwise obtaining and using our content or technologies. In addition, others may develop non-infringing technologies that are similar or superior to ours. In seeking to protect our marks, copyrights, domain names and other proprietary rights, or in defending ourselves against claims of infringement that may be with or without merit, we could face costly litigation and the diversion of our management’s attention and resources. These claims could result in the need to develop alternative trademarks, content or technology or to enter into costly royalty or licensing agreements, which could have a material adverse effect on our business, results of operations and financial condition. We may not have, in all cases, conducted formal evaluations to confirm that our technology and services do not or will not infringe upon the intellectual property rights of third parties. As a result, we cannot be certain that our technology, offerings, services or online content do not or will not infringe upon the intellectual property rights of third parties. If we were found to have infringed on a third-party’s intellectual property rights, the value of our brands and our business reputation could be impaired, and our business could suffer.

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

We collect information from our users who register on our websites or for services or respond to surveys. Subject to each user’s permission (or right to decline, which we refer to as an “opt-out”, a practice that may differ across our various websites, depending on the applicable needs and requirements of different countries’ laws), we may use this information to inform our users of services that they have indicated may be of interest to them. We may also share this information with our advertising clients for registered members who have elected to receive additional promotional materials and have granted us permission to share their information with third parties. We also collect information on our registered members and users based on their activity on our sites. The United States federal and various state governments have adopted or proposed limitations on the collection, distribution and use of personal information of Internet users. Additionally, several foreign jurisdictions, including the European Union, and the United Kingdom, and Canada, have adopted legislation (including directives or regulations) that may increase the requirements for collecting, or limit our collection and use of, information from Internet users in these jurisdictions. In addition, growing public concern about privacy, data security and the collection, distribution and use of personal information has led to self-regulation of these practices by the Internet advertising and direct marketing industry, and to increased federal and state regulation. In addition, in May 2014, the Obama administration released a report that advocates a framework to address online consumer privacy. Among other things, the report renews calls for privacy legislation based on a Consumer Privacy Bill of Rights. The proposed Consumer Bill of Rights would notably allow consumers the right to exercise control over the collection and use of personal data, including the ability to access and correct personal data, for such personal data to be collected and used in accordance with easily understandable privacy and security policies and expect the secure and responsible handling of personal data. The Obama administration has asked the United States Department of Commerce to work with industry, privacy advocates and other stakeholders to draft legislative text to implement the principles outlined in the White House report. Because many of the proposed laws or regulations are in their early stages, we cannot yet determine the impact these regulations may have on our business over time. Although, to date, our efforts to comply with applicable federal and state laws and regulations have not hurt our business, additional, more burdensome laws or regulations, including more restrictive consumer privacy and data security laws, could be enacted or applied to us or our customers. Such laws or regulations could impair our ability to collect user information that helps us to provide more targeted advertising to our users and detailed lead data to our advertising clients, thereby impairing our ability to maintain and grow our audience and maximize advertising revenue from our clients. Additionally, the FTC and many state attorneys general are applying federal and state consumer protection laws to require that the online collection, use and dissemination of data, and the presentation of Web site content, comply with certain standards for notice, choice, security and access. Courts may also adopt these developing standards. In many cases, the specific limitations imposed by these standards are subject to interpretation by courts and other governmental authorities. A few states have also introduced legislation that, if enacted, would restrict or prohibit behavioral advertising within the state. In the absence of a federal law pre-empting their enforcement, such state legislation would likely have the practical effect of regulating behavioral advertising nationwide because of the difficulties behind implementing state-specific policies or identifying the location of a particular user. In the event of additional legislation in this area, our ability to effectively target our users may be limited. We believe that we are in compliance with applicable consumer protection laws that apply to us, but a determination by a state or federal agency or court that any of our practices do not meet these laws and regulations could create liability to us, result in adverse publicity and affect negatively our businesses. New interpretations of these standards could also require us to incur additional costs and restrict our business operations.

As we deploy new products, we will need to update our privacy policy to describe any relevant changes to our practices. Failure to do so could give rise to federal or state enforcement actions or lawsuits that could materially affect our business. In addition, several foreign governmental bodies, including the European Union, the United Kingdom, and Canada have regulations dealing with the collection and use of personal information obtained from their citizens. Regulations in these territories have focused on the collection, use, disclosure and security of information that may be used to identify or that actually identifies an individual, such as an e-mail address or a name. Further, within the European Union, certain member state data protection authorities regard IP addresses as personal information, and legislation in the European Union requires informed consent for the placement of a cookie on a user device. We believe that we are in material compliance with such regulations as applicable to us; however, such regulations and laws may be modified and new laws may be enacted in the future. Further, data protection authorities may interpret existing laws in new ways. Any such developments (or developments stemming from enactment or modification of other laws) or the failure to anticipate accurately the application or interpretation of these laws could create liability to us, result in adverse publicity and negatively affect our businesses.

United States and European lawmakers and regulators have recently expressed concern over the use of third party cookies or web beacons for the purpose of online behavioral advertising, and efforts to address these uses may result in broader requirements that would apply to research activities, including understanding our users’ Internet usage. Such actions may have a chilling effect on businesses that collect or use online usage information generally or substantially increase the cost of maintaining a business that collects or uses online usage information, increase regulatory scrutiny and increase the potential of class action lawsuits. In response to marketplace concerns about the usage of third party cookies and web beacons to track user behaviors, the major browser applications have enabled features that allow the user to limit the collection of certain data. These developments could impair our ability to collect user information that helps us provide more targeted advertising to our users. In addition, several browser applications, including but not limited to Microsoft’s Internet Explorer, Mozilla Firefox, Google Chrome and Apple’s Safari browser contain tracking protection features and options that allow users to opt-out of ad-tracking cookies and in certain cases block behavioral tracking from specified websites. In the event users implement these tracking features and options, they have the potential to affect our business negatively.

Increased exposure from loss of personal information could impose significant additional costs on us.

Many states and foreign jurisdictions in which we operate have enacted regulations requiring us to notify customers in the event that certain customer information is accessed, or believed to have been accessed, without authorization and in some cases also develop proscriptive policies to protect against such unauthorized access. Such notifications can result in private causes of action being filed against us. Additionally, increasing regulatory demands are requiring us to provide protection of personal information to prevent identity theft and the disclosure of sensitive information. Should we experience a loss of protected data, efforts to regain compliance and address penalties imposed by such regulatory regimes could increase our costs.

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

Due to the nature of content published on our online network, including content placed on our online network by third parties, and as a creator and distributor of original content and research, we face potential liability based on a variety of theories, including defamation, negligence, copyright or trademark infringement, or other legal theories based on the nature, creation or distribution of this information. Such claims may also include, among others, claims that by providing hypertext links to websites operated by third parties, we are liable for wrongful actions by those third parties through these websites. Similar claims have been brought, and sometimes successfully asserted, against online services. It is also possible that our users could make claims against us for losses incurred in reliance on information provided on our networks. In addition, we could be exposed to liability in connection with material posted to our Internet sites by third parties. For example, many of our sites offer users an opportunity to post comments and opinions that are not moderated. Some of this user-generated content may infringe on third-party intellectual property rights or privacy rights or may otherwise be subject to challenge under copyright laws. Such claims, whether brought in the United States or abroad, could divert management time and attention away from our business and result in significant cost to investigate and defend, regardless of the merit of these claims. In addition, if we become subject to these types of claims and are not successful in our defense, we may be forced to pay substantial damages. Our insurance may not adequately protect us against these claims. The filing of these claims may also damage our reputation as a high quality provider of unbiased, timely analysis and result in client cancellations or overall decreased demand for our services.

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

In addition, our networks and websites must accommodate a high volume of traffic and deliver frequently updated information. They have experienced in the past, and may experience in the future, slower response times or decreased traffic for a variety of reasons. There have been instances where our online networks as a whole, or our websites individually, have been inaccessible. Also, slower response times, which have occurred more frequently, can result from general Internet problems, routing and equipment problems involving third-party Internet access providers, problems with third-party advertising servers, increased traffic to our servers, viruses and other security breaches, many of which problems are out of our control. In addition, our users depend on Internet service providers and online service providers for access to our online networks or websites. Those providers have experienced outages and delays in the past, and may experience outages or delays in the future. Moreover, our Internet infrastructure might not be able to support continued growth of our online networks or websites. Any of these problems could result in less traffic to our networks or websites or harm the perception of our networks or websites as reliable sources of information. Less traffic on our networks and websites or periodic interruptions in service could have the effect of reducing demand for advertising on our networks or websites, thereby reducing our advertising revenues.

Our networks may be vulnerable to unauthorized persons accessing our systems, viruses and other disruptions, which could result in the theft of our proprietary information and/or disrupt our Internet operations making our websites less attractive and reliable for our users and advertisers.

Internet usage could decline if any well-publicized compromise of security occurs. “Hacking” involves efforts to gain unauthorized access to information or systems or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment. Hackers, if successful, could misappropriate proprietary information or cause disruptions in our service. We may be required to expend capital and other resources to protect our websites against hackers. Our online networks could also be affected by computer viruses or other similar disruptive problems, and we could inadvertently transmit viruses across our networks to our users or other third parties. Any of these occurrences could harm our business or give rise to a cause of action against us. Providing unimpeded access to our online networks is critical to servicing our customers and providing superior customer service. Our inability to provide continuous access to our online networks could cause some of our customers to discontinue purchasing advertising programs and services and/or prevent or deter our users from accessing our networks. Our activities and the activities of third-party contractors involve the storage and transmission of proprietary and personal information. Accordingly, security breaches could expose us to a risk of loss or litigation and possible liability. We cannot assure that contractual provisions attempting to limit our liability in these areas will be successful or enforceable, or that other parties will accept such contractual provisions as part of our agreements.

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

In the course of our operating history, we have acquired assets and businesses. Some of our acquisitions have resulted in the recording of a significant amount of goodwill and/or intangible assets on our financial statements. We had approximately $94.1 million of goodwill and net intangible assets as of March 31, 2014. The goodwill and/or intangible assets were recorded because the fair value of the net tangible assets acquired was less than the purchase price. We may not realize the full value of the goodwill and/or intangible assets. As such, we evaluate goodwill and other intangible assets with indefinite useful lives for impairment on an annual basis or more frequently if events or circumstances suggest that the asset may be impaired. We did not have any intangible assets with indefinite lives as of March 31, 2014 or December 31, 2013. We evaluate other intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. If goodwill or other intangible assets are determined to be impaired, we will write off the unrecoverable portion as a charge to our earnings. If we acquire new assets and businesses in the future, as we intend to do, we may record additional goodwill and/or intangible assets. The possible write-off of the goodwill and/or intangible assets could negatively impact our future earnings and, as a result, the market price of our common stock could decline.

The trading value of our common stock may be volatile and decline substantially.

The trading price of our common stock may be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report, these factors include:

•	our operating performance and the operating performance of similar companies;

•	the overall performance of the equity markets;

•	announcements by us or our competitors of acquisitions, business plans, commercial relationships or new product or service offerings;

•	threatened or actual litigation;

•	changes in laws or regulations relating to the provision of Internet content;

•	any change in our board of directors or management;

•	publication of research reports about us, our competitors or our industry, or positive or negative recommendations or withdrawal of research coverage by securities analysts;

•	our sale of common stock or other securities in the future;

•	large volumes of sales of our shares of common stock by existing stockholders; and

•	general political and economic conditions.

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

•	divide our board of directors into three classes so that only approximately one-third of the total number of directors is elected each year;

•	permit directors to be removed only for cause;

•	prohibit action by written consent of our stockholders; and

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

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. A large portion of our outstanding shares of common stock is held by our officers, directors and significant stockholders. Two of the largest percentages of our shares are owned by venture capital funds, which are typically structured to have a finite life. As these venture capital funds approach or pass the respective terms of the fund, the decision to sell or hold our stock may be based not only on the underlying investment merits of our stock but also on the requirements of their internal fund structure. Our directors, executive officers and significant stockholders beneficially own approximately 19 million shares of our common stock, which represents 59% of our shares outstanding as of March 31, 2014. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline substantially.

A limited number of stockholders will have the ability to influence the outcome of director elections and other matters requiring stockholder approval.

Our directors, executive officers and significant stockholders beneficially own approximately 59% of our outstanding common stock. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the election of directors, the amendment of our certificate of incorporation and bylaws and the approval of mergers or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by other stockholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities

None.

(b)	Use of Proceeds from Registered Securities

None.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases by the Company during the quarter ended March 31, 2014 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share *	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2014 – January 31, 2014	—	$—	—	$—
February 1, 2014 – February 28, 2014	—	$—	—	$—
March 1, 2014 – March 31, 2014	—	$—	—	$—
Total	—	$—	—	$—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECHTARGET, INC (Registrant)

Date: May 12, 2014	By:	/s/ GREG STRAKOSCH

Greg Strakosch, Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2014	By:	/s/ JANICE KELLIHER

Janice Kelliher, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)

Exhibit Index

Exhibit No.	Description of Exhibit

31.1	Certification of Greg Strakosch, Chief Executive Officer of TechTarget, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, dated May 12, 2014.

31.2	Certification of Janice Kelliher, Chief Financial Officer and Treasurer of TechTarget, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, dated May 12, 2014.

32.1	Certifications of Greg Strakosch, Chief Executive Officer of TechTarget, Inc. and Janice Kelliher, Chief Financial Officer and Treasurer of TechTarget, Inc. pursuant to 18 U.S.C. Section 1350, dated May 12, 2014.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2014 and March 31, 2013, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and March 31, 2013 and (iv) Notes to Consolidated Financial Statements.