Form 10-Q
period 2014-06-30
TechTarget Inc
filed 2014-08-08
CIK 1293282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had 33,047,284 shares of Common Stock, $0.001 par value per share, outstanding as of July 31, 2014.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TECHTARGET, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,610	$15,412
Short-term investments	14,095	14,401
Accounts receivable, net of allowance for doubtful accounts of $1,019 and $913 as of June 30, 2014 and December 31, 2013, respectively	23,661	22,116
Prepaid expenses and other current assets	5,655	5,516
Deferred tax assets	557	555

Total current assets	67,578	58,000
Property and equipment, net	9,515	9,457
Long-term investments	4,220	3,959
Goodwill	94,143	94,171
Intangible assets, net of accumulated amortization	4,060	4,958
Deferred tax assets	5,696	5,873
Other assets	600	564

Total assets	$185,812	$176,982

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,664	$2,686
Accrued expenses and other current liabilities	3,378	3,300
Accrued compensation expenses	982	1,175
Deferred revenue	9,904	7,097

Total current liabilities	16,928	14,258
Long-term liabilities:
Deferred rent	2,799	2,980
Deferred tax liabilities	739	745
Contingent consideration	1,094	928
Other liabilities	935	1,009

Total liabilities	22,495	19,920
Commitments and contingencies (Note 9)	—	—
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 48,582,946 shares issued and 32,918,284 shares outstanding at June 30, 2014 and 47,648,102 shares issued and 31,983,440 shares outstanding at December 31, 2013	49	48
Treasury stock, 15,664,662 shares at June 30, 2014 and December 31, 2013	(83,878)	(83,862)
Additional paid-in capital	275,536	270,726
Accumulated other comprehensive income	221	199
Accumulated deficit	(28,611)	(30,049)

Total stockholders’ equity	163,317	157,062

Total liabilities and stockholders’ equity	$185,812	$176,982

See accompanying notes.

TECHTARGET, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)
Revenues:
Online	$23,652	$20,371	$45,732	$38,846
Events	2,496	2,727	3,393	3,800

Total revenues	26,148	23,098	49,125	42,646
Cost of revenues:
Online(1)	6,149	6,138	12,239	12,066
Events(1)	979	1,087	1,526	1,763

Total cost of revenues	7,128	7,225	13,765	13,829

Gross profit	19,020	15,873	35,360	28,817
Operating expenses:
Selling and marketing(1)	10,007	9,093	19,753	18,213
Product development(1)	1,742	1,676	3,347	3,417
General and administrative(1)	3,774	3,645	7,106	6,952
Depreciation	1,012	985	2,001	1,857
Amortization of intangible assets	454	548	905	1,282

Total operating expenses	16,989	15,947	33,112	31,721

Operating income (loss)	2,031	(74)	2,248	(2,904)
Interest expense, net	(11)	(9)	(21)	(6)

Income (loss) before provision for (benefit from) income taxes	2,020	(83)	2,227	(2,910)
Provision for (benefit from) income taxes	717	788	789	(497)

Net income (loss)	$1,303	$(871)	$1,438	$(2,413)

Net income (loss) per common share:
Basic	$0.04	$(0.02)	$0.04	$(0.06)

Net income (loss) per common share:
Diluted	$0.04	$(0.02)	$0.04	$(0.06)

Weighted average common shares outstanding:
Basic	32,891	39,110	32,788	39,567

Weighted average common shares outstanding:
Diluted	34,022	39,110	33,827	39,567

Comprehensive income (loss)	$1,296	$(786)	$1,460	$(2,137)

(1) Amounts include stock-based compensation expense as follows:
Cost of online revenues	$21	$38	$51	$85
Cost of events revenues	4	4	8	8
Selling and marketing	552	588	1,240	1,291
Product development	27	48	58	101
General and administrative	585	536	1,239	1,160

See accompanying notes.

TECHTARGET, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2014	2013
	(Unaudited)
Operating Activities:
Net income (loss)	$1,438	$(2,413)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,906	3,139
Provision for bad debt	293	292
Amortization of investment premiums	184	255
Stock-based compensation expense	2,596	2,643
Deferred tax benefit	—	21
Excess tax benefit – stock options	(464)	(512)
Other non-cash	32	19
Changes in operating assets and liabilities:
Accounts receivable	(1,843)	(3,921)
Prepaid expenses and other current assets	503	(3,251)
Other assets	(6)	(58)
Accounts payable	(22)	726
Income taxes payable	(164)	(792)
Accrued expenses and other current liabilities	257	229
Accrued compensation expenses	(231)	(639)
Deferred revenue	2,808	3,629
Other liabilities	(49)	35

Net cash provided by (used in) operating activities	8,238	(598)

Investing activities:
Purchases of property and equipment, and other assets	(2,078)	(2,608)
Purchases of investments	(3,642)	(13,831)
Proceeds from sales and maturities of investments	3,500	2,500

Net cash used in investing activities	(2,220)	(13,939)

Financing activities:
Excess tax benefit—stock options	464	512
Purchase of treasury shares and related costs	(16)	(11,730)
Proceeds from exercise of stock options	1,768	938

Net cash provided by (used in) financing activities	2,216	(10,280)

Effect of exchange rate changes on cash and cash equivalents	(36)	(39)

Net increase (decrease) in cash and cash equivalents	8,198	(24,856)
Cash and cash equivalents at beginning of period	15,412	48,409

Cash and cash equivalents at end of period	$23,610	$23,553

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—

Cash paid for taxes	$187	$2,835

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

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, which are comprised of KnowledgeStorm, Inc., Bitpipe, Inc., TechTarget Securities Corporation (“TSC”), TechTarget Limited, TechTarget (HK) Limited, TechTarget (Beijing) Information Technology Consulting Co., Ltd., TechTarget (Australia) Pty Ltd., TechTarget (Singapore) Pte Ltd., E-Magine Médias SAS and TechTarget Germany GmbH. KnowledgeStorm, Inc. and Bitpipe, Inc. feature websites that provide in-depth vendor generated content targeted to corporate IT professionals. TechTarget Securities Corporation is a Massachusetts security corporation incorporated in 2004. TechTarget Limited is a subsidiary doing business principally in the United Kingdom. TechTarget (HK) Limited (“TTGT HK”) is a subsidiary incorporated in Hong Kong in order to facilitate the Company’s activities in the Asia-Pacific region. Additionally, through its wholly-owned subsidiaries, TTGT HK and TechTarget (Beijing) Information Technology Consulting Co., Ltd. (“TTGT Consulting”, incorporated on December 16, 2011), the Company effectively controls a variable interest entity (“VIE”), Keji Wangtuo Information Technology Co., Ltd., (“KWIT”), which was incorporated under the laws of the People’s Republic of China (“PRC”) on November 27, 2007. TechTarget (Australia) Pty Ltd. (incorporated on December 15, 2011) and TechTarget (Singapore) Pte Ltd. (incorporated on February 12, 2012) are the entities through which the Company does business in Australia and Singapore, respectively; E-Magine Médias SAS (“LeMagIT”) and TechTarget Germany GmbH (incorporated on June 6, 2014), both wholly-owned subsidiaries of TechTarget Limited, are entities through which the Company does business in France and Germany, respectively.

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

Revenue for other significant online media offerings is recognized as follows:

•	IT Deal Alert™. This suite of products includes Qualified Sales Opportunities and Account Watch. Qualified Sales Opportunities revenue is recognized when the opportunity is delivered to the Company’s customer, and Account Watch revenue is recognized ratably over the duration of the service.

•	Custom Content Creation. Custom content revenue is recognized when the creation is completed and delivered to the customer, with the exception of microsites which are recognized over the period during which they are live.

•	Content Sponsorships. Content sponsorship revenue is recognized ratably over the period in which the related content asset is available on the Company’s websites.

•	List Rentals. List rental revenue is recognized in the period in which the delivery of the list is made to the Company’s customer.

•	Banners. Banner revenue is recognized in the period in which the banner impressions or clicks occur.

•	Third Party Revenue Sharing Arrangements. Revenue from third party revenue sharing arrangements is recognized on a net basis in the period in which the services are performed. For certain third party agreements where the Company is the primary obligor, revenue is recognized on a gross basis in the period in which the services are performed.

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

Based on the aforementioned evaluation, the Company believes that, as of the balance sheet date presented, none of the Company’s goodwill or other long-lived assets was impaired. The Company did not have any intangible assets with indefinite lives as of June 30, 2014 or December 31, 2013.

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

Internal-Use Software and Website Development Costs

The Company capitalizes costs incurred during the development of its website applications and infrastructure as well as certain costs relating to internal-use software. The estimated useful life of costs capitalized is evaluated for each specific project. Capitalized internal-use software and website development costs are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized only if the carrying amount of the asset is not recoverable and exceeds its fair value. The Company capitalized internal-use software and website development costs of $0.7 million and $1.0 million for the three months ended June 30, 2014 and 2013, respectively, and $1.7 million and $2.0 million for the six months ended June 30, 2014 and 2013, respectively.

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

Stock-Based Compensation

The Company has two stock-based compensation plans which are more fully described in Note 11. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized in the Statement of Operations and Comprehensive Income (Loss) predominantly using the straight-line method over the vesting period of the award. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock option awards.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This new guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016 (January 1, 2017 for the Company); early adoption is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. The Company has not determined the potential effects on the consolidated financial statements.

3. Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, short- and long-term investments and contingent consideration. The fair value of these financial assets and liabilities was determined based on three levels of input as follows:

•	Level 1. Quoted prices in active markets for identical assets and liabilities;

•	Level 2. Observable inputs other than quoted prices in active markets; and

•	Level 3. Unobservable inputs.

The fair value hierarchy of the Company’s financial assets and liabilities carried at fair value and measured on a recurring basis is as follows:

		Fair Value Measurements at Reporting Date Using
	June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$1,674	$1,674	$—	$—
Short-term investments(2)	14,095	—	14,095	—
Long-term investments(2)	4,220	—	4,220	—

Total	$19,989	$1,674	$18,315	$—

Liabilities:
Contingent consideration – current(3)	$620	$—	$—	$620
Contingent consideration – non-current(3)	1,094	—	—	1,094

Total liabilities	$1,714	$—	$—	$1,714

		Fair Value Measurements at Reporting Date Using
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$1,607	$1,607	$—	$—
Short-term investments(2)	14,401	—	14,401	—
Long-term investments(2)	3,959	—	3,959	—

Total	$19,967	$1,607	$18,360	$—

Liabilities:
Contingent consideration – current(3)	$568	$—	$—	$568
Contingent consideration – non-current(3)	928	—	—	928

Total liabilities	$1,496	$—	$—	$1,496

(1)	Included in cash and cash equivalents on the accompanying consolidated balance sheets; valued at quoted market prices in active markets.
(2)	Short- and long-term investments consist of municipal bonds and government agency bonds; their fair value is calculated using an interest rate yield curve for similar instruments.
(3)	Valuation techniques and Level 3 inputs used to estimate the fair value of contingent consideration payable in connection with the LeMag acquisition are described in Note 5. During the six months ended June 30, 2014 and 2013 the contingent consideration increased by approximately $188 and $141, respectively, when it was remeasured to fair value. The remainder of the change in this balance was caused by amortization of a discount on the installment payments and foreign currency fluctuations.

4. Cash, Cash Equivalents and Investments

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less at date of purchase. Cash equivalents are carried at cost, which approximates their fair market value. Cash and cash equivalents consisted of the following:

	June 30, 2014	December 31, 2013
	(Unaudited)
Cash	$21,936	$13,805
Money market funds	1,674	1,607

Total cash and cash equivalents	$23,610	$15,412

The Company’s short- and long-term investments are accounted for as available for sale securities. These investments are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax. The unrealized gain, net of taxes, was $7 and $10 as of June 30, 2014 and December 31, 2013, respectively. Realized gains and losses on the sale of these investments are determined using the specific identification method. There were no realized gains or losses during the three or six months ended June 30, 2014 or 2013.

Short- and long-term investments consisted of the following:

	June 30, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Unaudited)
Short- and long-term investments:
Government agency bonds	$4,106	$3	$—	$4,109
Municipal bonds	14,196	12	(2)	14,206

Total short- and long-term investments	$18,302	$15	$(2)	$18,315

	December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short- and long-term investments:
Government agency bonds	$2,511	$4	$—	$2,515
Municipal bonds	15,833	13	(1)	15,845

Total short- and long-term investments	$18,344	$17	$(1)	$18,360

The Company had three debt securities in an unrealized loss position at June 30, 2014. All of these securities have been in such a position for less than 18 months. The unrealized loss on those securities was approximately $3 and the fair value was $2.8 million. As of June 30, 2014, the Company does not consider these investments to be other-than-temporarily impaired.

Municipal and government-agency bonds have contractual maturity dates that range from July 2014 to July 2017. All income generated from these investments is recorded as interest income.

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

Contingent consideration related to this acquisition consists of a potential earnout as well as the final payment, both of which are subject to future revenue targets and may differ from the amounts that are ultimately payable based on the final calculations. In valuing the contingent consideration it was determined that fair value adjustments were necessary to appropriately reflect the inherent risk and related time value of money associated with these potential payments. Accordingly, discount rates of 28% and 10% were used for the earnout and the final payment, respectively. The calculation of these fair values required the use of significant inputs that are not observable in the market and thus represent a Level 3 fair value measurement as defined in ASC 820, Fair Value Measurements and Disclosures. The significant inputs in the Level 3 measurements not supported by market activity include estimated future revenues as well as the rates used to discount them.

6. Intangible Assets

Intangible assets subject to amortization as of June 30, 2014 and December 31, 2013 consist of the following:

		As of June 30, 2014
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
		(Unaudited)
Customer, affiliate and advertiser relationships	5 – 9	$7,167	$(5,059)	$2,108
Developed websites, technology and patents	10	1,528	(439)	1,089
Trademark, trade name and domain name	5 – 8	1,921	(1,506)	415
Proprietary user information database and internet traffic	3 – 5	1,333	(931)	402
Non-compete agreements	3	95	(49)	46

Total intangible assets		$12,044	$(7,984)	$4,060

		As of December 31, 2013
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer, affiliate and advertiser relationships	5 – 9	$7,146	$(4,563)	$2,583
Developed websites, technology and patents	6 – 10	6,942	(5,721)	1,221
Trademark, trade name and domain name	5 – 8	2,044	(1,482)	562
Proprietary user information database and internet traffic	3 – 5	1,318	(789)	529
Non-compete agreements	2 – 3	450	(387)	63

Total intangible assets		$17,900	$(12,942)	$4,958

Intangible assets are amortized over their estimated useful lives, which range from three to ten years, using methods of amortization that are expected to reflect the estimated pattern of economic use. The remaining amortization expense will be recognized over a weighted-average period of approximately 2.33 years. Amortization expense was $0.5 million for both the three months ended June 30, 2014 and 2013, and $0.9 million and $1.3 million for the six months ended June 30, 2014 and 2013, respectively. Amortization expense is recorded within operating expenses as the intangible assets consist of customer-related assets and website traffic that the Company considers to be in support of selling and marketing activities. The Company wrote off $5.8 million of fully amortized intangible assets in the first half of 2014; the Company did not write off any amortized intangible assets in the first half of 2013.

The Company expects amortization expense of intangible assets to be as follows:

Years Ending December 31:	Amortization Expense
2014 (July 1st – December 31st)	$878
2015	1,485
2016	916
2017	204
2018	126
Thereafter	451

$4,060

7. Net Income (Loss) Per Common Share

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per common share is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)
Numerator:
Net income (loss)	$1,303	$(871)	$1,438	$(2,413)

Denominator:
Basic:
Weighted average shares of common stock outstanding	32,890,770	39,110,378	32,787,509	39,566,714

Diluted:
Weighted average shares of common stock outstanding	32,890,770	39,110,378	32,787,509	39,566,714
Effect of potentially dilutive shares(1)	1,130,981	—	1,039,020	—

Total weighted average shares of common stock outstanding	34,021,751	39,110,378	33,826,529	39,566,714

Net Income Per Common Share:
Basic net income (loss) per common share	$0.04	$(0.02)	$0.04	$(0.06)

Net Income Per Common Share:
Diluted net income (loss) per common share	$0.04	$(0.02)	$0.04	$(0.06)

(1)	In calculating diluted earnings per share, 2.9 million and 3.0 million shares related to outstanding stock options and unvested restricted stock awards were excluded for the three and six months ended June 30, 2014, respectively, and 0.4 million and 0.5 million shares related to outstanding stock options and unvested restricted stock awards were excluded for the three and six months ended June 30, 2013, respectively, because they were anti-dilutive. Additionally, shares used to calculate diluted earnings per share exclude 5.9 million and 5.6 million shares related to outstanding stock options and unvested restricted stock awards that would have been dilutive had the Company had net income for the three and six months ended June 30, 2013, respectively.

8. Bank Term Loan Payable

The Company’s $5.0 million revolving credit facility was amended in August 2011, extending its term and adjusting certain other financial terms and covenants. Unless earlier payment is required by an event of default, all principal and unpaid interest will be due and payable on August 31, 2016. At the Company’s option, the Revolving Credit Facility (the “Credit Agreement”) bears interest at either the prime rate less 1.00% or the London Interbank Offered Rate (“LIBOR”) plus the applicable LIBOR margin. The applicable LIBOR margin is based on the ratio of total funded debt to earnings before interest, other income and expense, income taxes, depreciation, and amortization (“EBITDA”) for the preceding four fiscal quarters. As of June 30, 2014, the applicable LIBOR margin was 1.25%.

The Company is also required to pay an unused line fee on the daily unused amount of the Credit Agreement at a per annum rate based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters. As of June 30, 2014, the per annum unused line fee rate was 0.20%.

At June 30, 2014 and December 31, 2013 there were no amounts outstanding under the Credit Agreement. Pursuant to the Credit Agreement, there was a $1.0 million standby letter of credit related to the Company’s corporate headquarters lease outstanding at June 30, 2014, bringing the Company’s available borrowings on the $5.0 million facility to $4.0 million.

Borrowings under the Credit Agreement are collateralized by a security interest in substantially all assets of the Company. Covenants governing the Credit Agreement include the maintenance of certain financial ratios. At June 30, 2014, the Company was in compliance with all covenants under the Credit Agreement.

9. Commitments and Contingencies

Operating Leases

The Company conducts its operations in leased office facilities under various noncancelable operating lease agreements that expire through January 2023. In August 2009, the Company entered into an agreement to lease approximately 87,875 square feet of office space in Newton, Massachusetts. The lease commenced in February 2010 and has a term of ten years. The Company is receiving certain rent concessions over the life of the lease. In November 2010, the Newton lease was amended to include an additional 8,400 square feet of office space. The amended lease commenced in March 2011 and runs concurrently with the term of the original lease. The Company is receiving certain rent concessions over the life of the amended lease.

Certain of the Company’s operating leases include lease incentives and escalating payment amounts and are renewable for varying periods. The Company is recognizing the related rent expense on a straight-line basis over the term of the lease taking into account the lease incentives and escalating lease payments.

Future minimum lease payments under the Company’s noncancelable operating leases at June 30, 2014 are as follows:

Years Ending December 31:	Minimum Lease Payments
(Unaudited)
2014 (July 1st – December 31st)	$2,287
2015	4,015
2016	4,066
2017	3,705
2018	3,831
Thereafter	4,405

$22,309

The Company has an irrevocable standby letter of credit outstanding in the aggregate amount of $1.0 million. This letter of credit supports the lease the Company entered into in 2009 for its corporate headquarters. This letter of credit extends, subject to certain reductions, annually through February 28, 2020 unless notification of termination is received.

Net Worth Tax Contingency

In late March 2010, the Company received a letter from the Department of Revenue of the Commonwealth of Massachusetts (the “MA DOR”) requesting documentation demonstrating that TSC has been classified by the MA DOR as a Massachusetts security corporation. Following subsequent correspondence with the MA DOR and a settlement conference on March 22, 2011, the Company received on July 16, 2011 a Notice of Assessment from the MA DOR for 2006 and 2007 in the amount of approximately $198 (which amount included all interest and penalties to date) with respect to additional excise taxes on net worth related to TSC. Based on the Company’s previous assessment that it was probable that the MA DOR would require an adjustment to correct TSC’s tax filings such that it will be treated as a Massachusetts business corporation for the applicable years, for the year ended December 31, 2010, the Company recorded a liability of approximately $200, representing its best estimate at that time of the potential net worth tax exposure. The tax benefits available to a Massachusetts security corporation are comprised of (i) a different rate structure (1.32% on gross investment income vs. 9.5% on net income) and (ii) exemption from the 0.26% excise tax on net worth. On August 17, 2011, the Company filed

Applications for Abatement with the MA DOR. On January 6, 2012, the Company filed Petitions for Formal Procedure with the Massachusetts Appellate Tax Board. A trial took place on April 29, 2014; at this time no decision has been rendered. The Company increased the reserve assessment to reflect additional interest accrued through June 30, 2014.

Litigation

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At June 30, 2014 and December 31, 2013, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

10. Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during a period, except those resulting from investments by stockholders and distributions to stockholders. For the three and six months ended June 30, 2014 and 2013 the Company’s comprehensive income (loss) is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)
Net income (loss)	$1,303	$(871)	$1,438	$(2,413)
Other comprehensive income (loss):
Unrealized loss on investments (net of tax effect of $(1), $(2), $(2) and $(4), respectively)	(2)	(22)	(3)	(19)
Unrealized (loss) gain on foreign currency exchange	(5)	107	25	295

Other comprehensive (loss) income	(7)	85	22	276

Total comprehensive income (loss)	$1,296	$(786)	$1,460	$(2,137)

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

In April 2007, the Board approved the 2007 Stock Option and Incentive Plan (the “2007 Plan”), which was approved by the stockholders and became effective upon the consummation of the Company’s IPO in May 2007. Effective upon the consummation of the IPO, no further awards were made pursuant to the 1999 Plan, but any outstanding awards under the 1999 Plan will remain in effect and will continue to be subject to the terms of the 1999 Plan. The 2007 Plan allows the Company to grant ISOs, NSOs, stock appreciation rights, deferred stock awards, restricted stock and other awards. Under the 2007 Plan, stock options may not be granted at less than fair market value on the date of grant, and grants generally vest over a four year period. Stock options granted under the 2007 Plan expire no later than ten years after the grant date. The Company has reserved for issuance an aggregate of 2,911,667 shares of common stock under the 2007 Plan plus an additional annual increase to be added automatically on January 1 of each year, beginning on January 1, 2008, equal to the lesser of (a) 2% of the outstanding number of shares of common stock (on a fully-diluted basis) on the immediately preceding December 31 and (b) such lower number of shares as may be determined by the Company’s compensation committee. The number of shares available for issuance under the 2007 Plan is subject to adjustment in the event of a stock split, stock dividend or other change in capitalization. Generally, shares that are forfeited or canceled from awards under the 2007 Plan also will be available for future awards. To date, approximately 6.7 million shares have been added to the plan in accordance with the automatic annual increase. In addition, shares subject to stock options returned to the 1999 Plan, as a result of their expiration, cancellation or termination, are automatically made available for issuance under the 2007 Plan. As of June 30, 2014 a total of 2,159,509 shares were available for grant under the 2007 Plan.

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

A summary of the stock option activity under the Company’s stock option plan for the six months ended June 30, 2014 is presented below:

Year-to-Date Activity	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
	(Unaudited)
Options outstanding at December 31, 2013	4,467,248	$7.30
Granted	—	—
Exercised	(329,534)	5.37
Forfeited	—	—
Cancelled	(14,689)	8.22

Options outstanding at June 30, 2014	4,123,025	$7.45	2.9	$7,905

Options exercisable at June 30, 2014	4,101,150	$7.45	2.9	$7,865

Options vested or expected to vest at June 30, 2014 (1)	4,120,525	$7.45	2.9	$7,901

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

During the six months ended June 30, 2014 and 2013, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $0.7 million and $1.2 million, respectively, and the total amount of cash received from exercise of these options was $1.8 million and $0.9 million, respectively. The total grant date fair value of stock options granted after January 1, 2006 that vested during the six months ended June 30, 2014 and 2013 was $0.1 million and $0.4 million, respectively.

Restricted Stock Awards

Restricted stock awards are valued at the market price of a share of the Company’s common stock on the date of grant. A summary of the restricted stock award activity under the 2007 Plan for the six months ended June 30, 2014 is presented below:

Year-to-Date Activity	Shares	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
	(Unaudited)
Nonvested outstanding at December 31, 2013	2,777,500	$5.26
Granted	4,477	8.82
Vested	(295,310)	5.99
Forfeited	(35,000)	5.57

Nonvested outstanding at June 30, 2014	2,451,667	$5.18	$21,624

The total grant-date fair value of restricted stock awards that vested during the six months ended June 30, 2014 and 2013 was $1.8 million and $2.0 million, respectively.

As of June 30, 2014, there was $9.8 million of total unrecognized compensation expense related to stock options and restricted stock awards which is expected to be recognized over a weighted average period of 1.8 years.

12. Stockholders’ Equity

Reserved Common Stock

As of June 30, 2014, the Company has reserved 8,836,701 shares of common stock for options outstanding and restricted stock awards that have not been issued as well as those available for grant under stock option plans.

Secondary Offering

In May 2014, the Company completed a secondary public offering of 5,750,000 shares of common stock at a price of $6.25 per share. All of the shares sold in the secondary public offering were sold by selling shareholders and the Company did not receive any proceeds. The Company incurred fees of approximately $0.5 million related to legal, accounting, and other fees in connection with the secondary public offering, which is included in general and administrative expenses in the Statement of Operations and Comprehensive Income (Loss).

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

13. Income Taxes

The Company’s effective income tax rate was 35.4% and 17.1% for the six months ended June 30, 2014 and 2013, respectively. The effective income tax rate is based upon the estimated annual effective tax rate in compliance with ASC 740, Income Taxes, and other related guidance. The Company updates the estimate of its annual effective tax rate at the end of each quarterly period. The Company’s estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and its interpretations of tax laws.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company recognized interest and penalties totaling $8 in income tax expense in the six months ended June 30, 2014.

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

Geographic Data

Net sales to unaffiliated customers by geographic area* were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)
United States	$20,099	$18,166	$38,397	$34,204
International	6,049	4,932	10,728	8,442

Total	$26,148	$23,098	$49,125	$42,646

Long-lived assets by geographic area were as follows:

	June 30, 2014	December 31, 2013
United States	$100,761	$101,241
International	6,957	7,344

Total	$107,718	$108,585

*	based on current customer billing address; does not consider the geo-targeted, or target audience, location of the campaign

15. Subsequent Event

On August 5, 2014, the Company announced that, on August 4, 2014, its Board of Directors authorized a $20 million stock repurchase program. The Company is authorized to repurchase the Company’s common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined based on an evaluation of market conditions and other factors. The Company may elect to implement a Rule 10b5-1 trading plan to make such purchases, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The repurchase program may be suspended or discontinued at any time. Any repurchased shares will be funded with cash on hand.

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

IT professionals have become increasingly specialized, and rely on our network of over 150 websites, each of which focuses on a specific IT sector such as storage, security or networking, for key decision support information tailored to their specific areas of responsibility. We work with our advertising customers to develop customized marketing programs, often providing them with multiple offerings in order to target their desired audience of IT professionals more effectively. Our service offerings address the lead generation, project opportunity information, and branding objectives of our advertising customers. In the six months ended June 30, 2014, lead generation and branding remained our primary sources of revenue, while project opportunity information, driven by growth in our IT Deal Alert™ products, contributed approximately 17% of online revenue as compared with a minimal amount for the same period in 2013.

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

We have a large and growing base of registered members, which totaled over 14.7 million as of June 30, 2014. The targeted nature of our user base enables IT vendors to reach a specialized audience efficiently because our content is highly segmented and aligned with the IT vendors’ specific products. Since our founding in 1999, we have developed a broad customer base. During 2013, we delivered advertising campaigns for approximately 1,200 customers.

Executive Summary

Our revenue for the three months ended June 30, 2014 grew approximately 13%, to $26.1 million, when compared with the same period in 2013. This growth was primarily driven by two factors: continued growth of international revenue from our online products, and further adoption of our new IT Deal Alert™ offering. Both of these factors remain key areas of focus for our management team, and we believe they are both positioned for significant continued revenue growth. IT Deal Alert is a suite of services that leverages our proprietary audience activity data to enable us to identify purchase intent among our audience of IT professionals. At the same time, our international business is benefitting from the continued shift in adoption of online tools from traditional print sources by IT professionals in overseas markets.

During the second quarter of 2014, we made further progress on our strategy to grow our business and increase the reach of our offerings by continuing to execute on our strategic plans for the roll-out of IT Deal Alert and the continued expansion of our direct international capabilities.

Our key strategic initiatives include:

Product – IT Deal Alert revenues (including international IT Deal Alert revenue of $0.7 million which is also included in international revenues discussed below) were approximately $4.1 million in the quarter, up from approximately $0.5 million in the second quarter of 2013. In the second quarter of 2014 we had over 150 active customers utilizing our IT Deal Alert service; this is up from 125 customers in the first quarter of 2014. We continue to receive very positive feedback from customers on the service and expect IT Deal Alert to be a meaningful growth driver in the remainder of 2014 and into 2015.

Geographic – During the quarter approximately 30% of our revenues were derived from international geo-targeted campaigns, where our target audience is outside North America. International geo-targeted revenue (which also includes international IT Deal Alert revenue of $0.7 million as discussed above) increased in excess of 20% in the three months ended June 30, 2014 as compared to the same period a year ago. We believe that our integrated product offering across regions continues to resonate with international marketers and is contributing to our successful results. We plan on continuing to invest in these capabilities as we seek opportunities to increase our global reach; we are now offering our Qualified Sales Opportunities in the UK, Europe, and APAC. Core online has stabilized and we believe the stabilization will continue.

Revenue growth rates for the three month period ended June 30, 2014 as compared to the same period in 2013 are as follows:

Core Online		-7%

International Geo-targeted Online	>	20%	*

IT Deal Alert	>	720%	*

Events		-8%

Total Online		16%

Total Revenues		13%

*	International IT Deal Alert revenues, which were $0.7 million for the three months ended June 30, 2014, are included in calculating growth rates for both IT Deal Alert and International Online.

Business Trends

The following discussion highlights key trends affecting our business.

•	Macro-economic Conditions and Industry Trends. Because most of our customers are IT vendors, the success of our business is intrinsically linked to the health, and subject to market conditions, of the IT industry. In the three months ended June 30, 2014, we saw continued uncertainty in the IT market. As a result, we have continued to see evidence that some IT vendors’ North American advertising budgets remained at their previously reduced level, which has caused our revenue to stabilize in North America. As a result, while we will continue to invest in growth areas, management will carefully control discretionary spending such as travel and entertainment, and the filling of new and replacement positions, in an effort to maintain profit margins and cash flow.

•	Customer Segments. In the three months ended June 30, 2014, our year-over-year revenue from our top 12 global customers increased by approximately 30%, our mid-sized customers (our next largest 100 customers) increased by approximately 8% and our smaller customers increased by approximately 17%. Even though all three segments showed year-over-year growth, all three segments continued to report a challenging environment. This translated into our customers remaining cautious with their marketing expenditures.

Sources of Revenues

We sell advertising programs to IT vendors targeting a specific audience within a particular IT sector or sub-sector. We maintain multiple points of contact with our customers to provide support throughout their organizations and their customers’ IT sales cycles. As a result, our customers often run multiple advertising programs with us in order to target their desired audience of IT professionals more effectively. There are multiple factors that can impact our customers’ advertising objectives and spending with us, including but not limited to, IT product launches, increases or decreases to their advertising budgets, the timing of key industry marketing events, responses to competitor activities and efforts to address specific marketing objectives such as creating brand awareness or generating sales leads. Our services are generally delivered under short-term contracts that run for the length of a given advertising program, typically less than six months. In the three months ended June 30, 2014, lead generation and branding remained our primary sources of revenue, while project opportunity information, driven by growth in our IT Deal Alert products, contributed approximately 17% of revenue as compared with a minimal amount for the same period in 2013.

We use both online and event offerings to provide IT vendors with numerous touch points to reach key IT decision makers and to provide IT professionals with highly specialized content across multiple forms of media. We are experienced in assisting advertisers to develop custom advertising programs that maximize branding and ROI. The following is a description of the services we offer:

Online. Online revenue represented 90% and 88% of total revenues for the three months ended June 30, 2014 and 2013, respectively and 93% and 91% of total revenues for the six months ended June 30, 2014 and 2013, respectively. Our network of websites forms the core of our content platform. Our websites provide IT professionals with comprehensive decision support information tailored to their specific areas of responsibility and purchasing decisions. Through our websites, we offer a variety of online media offerings to connect IT vendors to IT professionals. Our lead generation offerings allow IT vendors to maximize ROI by capturing qualified sales leads from the distribution and promotion of content to our audience of IT professionals. All of our lead generation campaigns offer the Activity Intelligence Dashboard, a technology platform that gives our customers’ marketers and sales representatives a real-time view of their prospects, which includes insights on the research activities of technology buying teams, including at an account level. Lead generation offerings may also include an additional service, TechTarget Re-Engage (formerly called Nurture & Qualify), which helps both technology marketers and their sales teams to identify highly active prospects, detect emerging projects, retarget interested buying teams, and accelerate engagement with specific accounts.

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

Our other offerings include the following:

•	IT Deal Alert. IT Deal Alert is a suite of services for advertisers that leverages the detailed purchase intent data that we collect about end-user IT organizations. Through proprietary scoring methodologies, we use this data to help advertisers identify and prioritize accounts whose content consumption around specific IT topics indicates that they are “in-market” for a particular product or service. We also use the data directly to identify and further profile accounts’ upcoming purchase plans.

•	IT Deal Alert: Qualified Sales Opportunities is a product that profiles specific in-progress purchase projects, including information on scope and purchase considerations.

•	IT Deal Alert: Account Watch is an annual subscription service powered by our Activity Intelligence™ platform which integrates with salesforce.com. The breadth and depth of our targeted content allows IT Deal Alert: Account Watch to identify active technology projects based on the activity of serious buyers in approximately 80 technology-specific segments.

•	Custom Content Creation. In support of our advertisers’ lead generation programs, we will sometimes create white papers, case studies, webcasts, videos or even entire microsites to our customers’ specifications through our Custom Media team. These customized content assets are then promoted to our audience in the context of the advertisers’ lead generation programs. Our custom offerings allow customers to have content or entire microsites created that focus on topics related to their marketing objectives and include promotion of these vehicles to our users, which includes IT professionals and buyers of IT products.

•	Content Sponsorships. IT vendors, or groups of vendors, pay us to sponsor independent editorially created content vehicles on specific technology topics where the registrant information is then provided to all participating sponsors. In some cases, these vehicles are supported by multiple sponsors in a single segment, with the registrant information provided to all participating sponsors. Because these offerings are editorially driven, advertisers get the benefit of association with independently created content as well as access to qualified sales leads that are researching the topic.

•	List Rentals. We also offer IT vendors the ability to message registered members on topics related to their interests by renting our e-mail and postal lists of registered members, which is organized using specific criteria such as company size, geography or job title.

•	Third Party Revenue Sharing Arrangements. We have revenue sharing arrangements with certain third parties to allow for the licensing of our online content, for the renting of our database of opted-in e-mail subscribers and to allow advertising from customers of certain third parties to be made available to our website visitors. In each of these arrangements we are paid a share of the resulting revenue.

Events. Events revenue represented 10% and 12% of total revenues for the three months ended June 30, 2014 and 2013, respectively and 7% and 9% of total revenues for the six months ended June 30, 2014 and 2013, respectively. Most of our media groups operate revenue-generating events. The majority of our events are free to IT professionals and are sponsored by IT vendors. Attendees are pre-screened based on event-specific criteria such as sector-specific budget size, company size, or job title. We offer three types of events: multi-day conferences, single-day seminars and custom events. Multi-day conferences provide independent content provided by our professionals to our attendees and allow vendors to purchase exhibit space and other sponsorship offerings that enable interaction with the attendees. We also hold single-day seminars on various topics in major cities. These seminars provide independent content provided by our professionals on key sub-topics in the sectors we serve, are free to qualified attendees, and offer multiple vendors the ability to interact with specific, targeted audiences actively focused on buying decisions. Our custom events differ from our seminars in that they are exclusively sponsored by a single IT vendor and the content is driven primarily by the sole sponsor.

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

We recognize revenue from cost per lead advertising in the period during which the leads are delivered, which is typically less than six months.

Revenue for other significant online media offerings is recognized as follows:

•	IT Deal Alert. This suite of products includes Qualified Sales Opportunities and Account Watch. Qualified Sales Opportunities revenue is recognized when the opportunity is delivered to the customer; Account Watch revenue is recognized ratably over the duration of the service.

•	Custom Content Creation. Custom content revenue is recognized when the creation is completed and delivered to the customer, with the exception of microsites which are recognized over the period during which they are live.

•	Content Sponsorships. Content sponsorship revenue is recognized ratably over the period in which the related content vehicle is available on our websites.

•	List Rentals. List rental revenue is recognized in the period in which delivery of the list is made to our customers.

•	Banners. Banner revenue is recognized in the period in which the banner impressions, engagements or clicks occur.

•	Third Party Revenue Sharing Arrangements. Revenue from third-party revenue sharing arrangements is recognized on a net basis in the period in which the services are performed. For certain third-party agreements where we are the primary obligor, revenue is recognized on a gross basis in the period in which the services are performed.

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

Long-Lived Assets

Our long-lived assets consist primarily of property and equipment, capitalized software, goodwill and other intangible assets. Goodwill and other intangible assets have arisen principally from our acquisitions. The amount assigned to intangible assets is subjective and based on our estimates of the future benefit of the intangible assets using accepted valuation techniques, such as discounted cash flow and replacement cost models. Our long-lived assets, other than goodwill, are amortized over their estimated useful lives, which we determine based on the consideration of several factors including the period of time the asset is expected to remain in service. Intangible assets are amortized over their estimated useful lives, which range from three to ten years, using methods of amortization that are expected to reflect the estimated pattern of economic use. Consistent with our determination that we have only one reporting segment, we have determined that there is only one reporting unit and test goodwill for impairment at the entity level. We evaluate the carrying value and remaining useful lives of long-lived assets, other than goodwill, whenever indicators of impairment are present. We evaluate the carrying value of goodwill annually using the two step process required by ASC 350, Intangibles – Goodwill and Other. The first step of the impairment test is to identify potential impairment by comparing the reporting unit’s fair value with its net book value (or carrying amount), including goodwill. The fair value is estimated based on a market value approach. If the fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is not performed. Whenever indicators of impairment are present, we would perform the second step and compare the implied fair value of the reporting unit’s goodwill, as defined by ASC 350, to its carrying value to determine the amount of the impairment loss, if any. As of December 31, 2013, the date of our last annual goodwill impairment review, there were no indications of impairment based on our step one analysis, and our estimated fair value exceeded our carrying value by a significant margin. There were no indications of impairment in our goodwill or intangible assets at June 30, 2014.

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

The allowance for doubtful accounts was $1.0 million at June 30, 2014 and $0.9 million at December 31, 2013.

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

Internal-Use Software and Website Development Costs

We capitalize costs of materials, consultants and compensation and related expenses of employees who devote time to the development of internal-use software and website applications and infrastructure involving developing software to operate our websites. However, we expense as incurred website development costs for new features and functionalities since it is not probable that they will result in additional functionality until they are both developed and tested with confirmation that they are more effective than the current set of features and functionalities on our websites. Our judgment is required in determining the point at which various projects enter the state at which costs may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized, which is generally three years. To the extent that we change the manner in which we develop and test new features and functionalities related to our websites, assess the ongoing value of capitalized assets or determine the estimated useful lives over which the costs are amortized, the amount of website development costs we capitalize and amortize in future periods would be impacted. We review capitalized internal-use software and website development costs for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We would recognize an impairment loss only if the carrying amount of the asset is not recoverable and exceeds its fair value. We capitalized internal-use software and website development costs of $0.7 million and $1.0 million for the three months ended June 30, 2014 and 2013, respectively, and $1.7 million and $2.0 million for the six months ended June 30, 2014 and 2013, respectively.

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

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	($ in thousands)
Revenues:
Online	$23,652	90%	$20,371	88%	$45,732	93%	$38,846	91%
Events	2,496	10	2,727	12	3,393	7	3,800	9

Total revenues	26,148	100	23,098	100	49,125	100	42,646	100
Cost of revenues:
Online	6,149	24	6,138	27	12,239	25	12,066	28
Events	979	3	1,087	5	1,526	3	1,763	4

Total cost of revenues	7,128	27	7,225	31	13,765	28	13,829	32

Gross profit	19,020	73	15,873	69	35,360	72	28,817	68
Operating expenses:
Selling and marketing	10,007	38	9,093	39	19,753	40	18,213	43
Product development	1,742	7	1,676	7	3,347	7	3,417	8
General and administrative	3,774	14	3,645	16	7,106	14	6,952	16
Depreciation	1,012	4	985	4	2,001	4	1,857	4
Amortization of intangible assets	454	2	548	2	905	2	1,282	3

Total operating expenses	16,989	65	15,947	69	33,112	67	31,721	74

Operating income (loss)	2,031	8	(74)	*	2,248	5	(2,904)	(7)
Interest (expense), net	(11)	*	(9)	*	(21)	*	(6)	*

Income (loss) before provision for (benefit from) income taxes	2,020	8	(83)	*	2,227	5	(2,910)	(7)
Provision for (benefit from) income taxes	717	3	788	3	789	2	(497)	(1)

Net income (loss)	$1,303	5%	$(871)	(4)%	$1,438	3%	$(2,413)	(6)%

*	Not meaningful

Comparison of Three Months Ended June 30, 2014 and 2013

Revenues

	Three Months Ended June 30,
	2014	2013	Increase (Decrease)	Percent Change
	(Unaudited) ($ in thousands)
Revenues:
Online	$23,652	$20,371	$3,281	16%
Events	2,496	2,727	(231)	(8)

Total revenues	$26,148	$23,098	$3,050	13%

Online. The increase in online revenue was primarily attributable to a $3.6 million increase in revenues from new product offerings, primarily IT Deal Alert, and international growth.

Events. The decrease in events revenue is primarily due to a reduction in the number of conferences and seminars that we conducted.

Cost of Revenues and Gross Profit

	Three Months Ended June 30,
	2014	2013	Increase (Decrease)	Percent Change
	(Unaudited) ($ in thousands)
Cost of revenues:
Online	$6,149	$6,138	$11	* %
Events	979	1,087	(108)	(10)

Total cost of revenues	$7,128	$7,225	$(97)	(1)%

Gross profit	$19,020	$15,873	$3,147	20%

Gross profit percentage	73%	69%

Cost of Online Revenues. Cost of online revenues were flat year over year due to the relatively fixed cost base on our online products.

Cost of Events Revenues. The decrease in cost of events revenues was primarily due to decreases in variable direct and employee-related costs as a result of the decrease in the number of events that we conducted.

Gross Profit. Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. Gross profit for the second quarter of 2014 was 73% as compared to 69% in the second quarter of 2013. The increase in online gross profit was $3.3 million, primarily attributable to the increase in online revenue, offset in part by a decrease in events gross profit, primarily as a result of the lower events revenues. Because the majority of our costs are fixed, we expect our gross profit to fluctuate from period to period based on changes in the total revenues for the period. The relative contribution of online and events revenues to our total revenues will also cause fluctuation in our gross profit from period to period.

Operating Expenses and Other

	Three Months Ended June 30,
	2014	2013	Increase (Decrease)	Percent Change
	(Unaudited)
	($ in thousands)
Operating expenses:
Selling and marketing	$10,007	$9,093	$914	10%
Product development	1,742	1,676	66	4
General and administrative	3,774	3,645	129	4
Depreciation	1,012	985	27	3
Amortization of intangible assets	454	548	(94)	(17)

Total operating expenses	$16,989	$15,947	$1,042	7%

Interest (expense), net	$(11)	$(9)	$(2)	22%

Provision for income taxes	$717	$788	$(71)	(9)%

Selling and Marketing. Selling and marketing expenses increased for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 due to increased investment in product innovation as well as variable compensation-related expenses caused by the increase in revenues and increased costs due to international expansion.

Product Development. The increase in product development expense was primarily caused by a reduction in the amount of these costs that were capitalized year over year, offset in part by reductions in compensation and allocated costs due to reduced headcount.

General and Administrative. The increase in general and administrative expense for the three months ended June 30, 2014 was primarily due to fees related to a secondary public offering in the quarter, offset in part by favorable foreign currency exchange rates.

Depreciation and Amortization of Intangible Assets. Depreciation expense was relatively flat quarter over quarter. The decrease in amortization of intangible assets expense was attributable to certain intangible assets becoming fully amortized during 2013.

Interest Income, Net. The slight increase in interest expense, net, is due to the amortization of a discount on installment payments related to the purchase of LeMagIT in the fourth quarter of 2012.

Provision for Income Taxes. Our effective income tax rate was 35.5% and 949.4% for the three months ended June 30, 2014 and 2013, respectively. The lower rate in the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 is primarily due to differences in the mix of pre-tax income and non-deductible stock-based compensation. The effective income tax rate is based upon the estimated annual effective tax rate in compliance with ASC 740, Income Taxes, and other related guidance. We update the estimate of our annual effective tax rate at the end of each quarterly period. Our estimate takes into account estimations of annual pre-tax income, the mix of pre-tax income and interpretations of tax laws. The second quarter of 2014 income tax rate was based on projections for the year.

Comparison of Six Months Ended June 30, 2014 and 2013

Revenues

	Six Months Ended June 30,
	2014	2013	Increase (Decrease)	Percent Change
	(Unaudited)
Revenues:	($ in thousands)
Online	$45,732	$38,846	$6,886	18%
Events	3,393	3,800	(407)	(11)

Total revenues	$49,125	$42,646	$6,479	15%

Online. The increase in online revenue was primarily attributable to a $7.0 million increase in revenues from new product offerings, primarily IT Deal Alert, and international growth.

Events. The decrease in events revenue is primarily due to a reduction in the number of custom events and conferences that we conducted.

Cost of Revenues and Gross Profit

	Six Months Ended June 30,
	2014	2013	Increase (Decrease)	Percent Change
	(Unaudited)
	($ in thousands)
Cost of revenues:
Online	$12,239	$12,066	$173	1%
Events	1,526	1,763	(237)	(13)

Total cost of revenues	$13,765	$13,829	$(64)	* %

Gross profit	$35,360	$28,817	$6,543	23%

Gross profit percentage	72%	68%

Cost of Online Revenues. Cost of online revenues were relatively flat year over year due to the primarily fixed cost base on our online products.

Cost of Events Revenues. The decrease in cost of events revenues was primarily due to decreases in variable direct and employee-related costs as a result of the decrease in the number of events that we conducted.

Gross Profit. Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. Gross profit for the first half of 2014 was 72% as compared to 68% in the first half of 2013. The increase in online gross profit was $6.7 million, primarily attributable to the increase in online revenue, offset in part by a decrease in events gross profit, primarily as a result of the lower events revenues. Because the majority of our costs are fixed, we expect our gross profit to fluctuate from period to period based on changes in the total revenues for the period. The relative contribution of online and events revenues to our total revenues will also cause fluctuation in our gross profit from period to period.

Operating Expenses and Other

	Six Months Ended June 30,
	2014	2013	Increase (Decrease)	Percent Change
	(Unaudited)
	($ in thousands)
Operating expenses:
Selling and marketing	$19,753	$18,213	$1,540	8%
Product development	3,347	3,417	(70)	(2)
General and administrative	7,106	6,952	154	2
Depreciation	2,001	1,857	144	8
Amortization of intangible assets	905	1,282	(377)	(29)

Total operating expenses	$33,112	$31,721	$1,391	4%

Interest (expense), net	$(21)	$(6)	$(15)	250%

Provision for (benefit from) income taxes	$789	$(497)	$1,286	(259)%

Selling and Marketing. Selling and marketing expenses increased year over year, primarily due to increased investment in product innovation as well as variable compensation-related expenses caused by the increase in revenues and increased costs due to international expansion.

Product Development. The decrease in product development expense was primarily caused by a reduction in compensation and allocated costs due to reduced headcount year over year, offset in part by a reduction in the amount of these costs that were capitalized year over year.

General and Administrative. The increase in general and administrative expense for the six months ended June 30, 2014 was primarily due to fees related to a secondary public offering in the second quarter, offset in part by favorable foreign currency exchange rates.

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

Interest Income, Net. The increase in interest expense, net, is due to the amortization of a discount on installment payments related to the purchase of LeMagIT in the fourth quarter of 2012.

Provision for Income Taxes. Our effective income tax rate was 35.4% and 17.1% for the first half of 2014 and 2013, respectively. The higher rate in the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 is primarily due to differences in the mix of pre-tax income and non-deductible stock-based compensation. The effective income tax rate is based upon the estimated annual effective tax rate in compliance with ASC 740, Income Taxes, and other related guidance. We update the estimate of our annual effective tax rate at the end of each quarterly period. Our estimate takes into account estimations of annual pre-tax income, the mix of pre-tax income and interpretations of tax laws. The first half of 2014 income tax rate was based on projections for the year.

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

Liquidity and Capital Resources

Resources

At June 30, 2014, we had $50.7 million of working capital, and our cash and cash equivalents totaled $23.6 million. Our cash, cash equivalents and investments increased $8.2 million during the first half of fiscal 2014, primarily from cash generated by our operations and financing activities, primarily from option exercises, offset by our investing activity, primarily from purchases of property and equipment. We believe that our existing cash, cash equivalents, and investments, our cash flow from operating activities and available bank borrowings will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion internationally, future acquisitions we might undertake, and the expansion into complementary businesses. To the extent that our cash and cash equivalents, investments and cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more additional acquisitions of businesses.

	June 30, 2014	December 31, 2013
	(Unaudited)
	($ in thousands)
Cash, cash equivalents and investments	$41,925	$33,772

Accounts receivable, net	$23,661	$22,116

Cash, Cash Equivalents and Investments

Our cash, cash equivalents and investments at June 30, 2014 were held for working capital purposes and were invested primarily in money market accounts, municipal bonds and government agency bonds. We do not enter into investments for trading or speculative purposes.

Accounts Receivable, Net

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our service delivery and billing activity, cash collections, and changes to our allowance for doubtful accounts. We use days’ sales outstanding, (“DSO”), as a measurement of the quality and status of our receivables. We define DSO as net accounts receivable at period end divided by total revenue for the applicable period, multiplied by the number of days in the applicable period. DSO was 82 days for the quarter ended June 30, 2014 and 86 days at December 31, 2013. The decrease in DSO is primarily due to the timing of payments from customers and mix of customers and products.

Cash Flows

	Six Months Ended June 30,
	2014	2013
	(Unaudited)
	($ in thousands)
Net cash provided by (used in) operating activities	$8,238	$(598)

Net cash used in investing activities(1)	$(2,078)	$(2,608)

Net cash provided by (used in) financing activities	$2,216	$(10,280)

(1)	Cash used in investing activities is shown net of investment activity of ($0.1) million and ($11.3) million for the six months ended June 30, 2014 and 2013, respectively.

Operating Activities

Cash provided by operating activities primarily consists of net income (loss) adjusted for certain non-cash items including depreciation and amortization, the provision for bad debt, stock-based compensation, deferred income taxes, and the effect of changes in working capital and other activities. Cash provided by operating activities for the first half of 2014 was $8.2 million compared to cash used in operating activities of $0.6 million in the first half of 2013. The increase in cash provided by operating activities was primarily due to net income of $1.4 million during the first six months of 2014 compared to a $2.4 million net loss during the first six months of 2013. The increase in cash provided by operating activities is also a result of changes in operating assets and liabilities of $1.3 million in the first six months of 2014 compared to $(4.0) million in the first six months of 2013. Significant components of the changes in assets and liabilities included an increase in accounts receivable of $1.8 million in 2014 compared to an increase of $3.9 million in 2013, offset in part by an increase of $2.8 million in deferred revenue during the first six months of 2014 compared to an increase of $3.6 million in the first six months of 2013, caused by the increased revenues year over year.

Investing Activities

Cash used in investing activities in the six months ended June 30, 2014, net of investment activity, was $2.2 million for the purchase of property and equipment made up primarily of website development costs, computer equipment and related software and internal-use development costs.

Equity Financing Activities

We received proceeds from the exercise of stock options in the amounts of $1.8 million and $0.9 million in the six months ended June 30, 2014 and 2013, respectively.

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

Secondary Offering

In May 2014, we completed a secondary public offering of 5,750,000 shares of common stock at a price of $6.25 per share. All of the shares sold in the secondary public offering were sold by selling shareholders and we did not receive any proceeds. We incurred fees of approximately $0.5 million related to legal, accounting, and other fees in connection with the secondary public offering, which is included in general and administrative expenses in the Statement of Operations and Comprehensive Income (Loss).

Stock Repurchase

On August 5, 2014, our Board of Directors authorized a $20 million stock repurchase program. We are authorized to repurchase our common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined based on an evaluation of market conditions and other factors. We may elect to implement a Rule 10b5-1 trading plan to make such purchases, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The repurchase program may be suspended or discontinued at any time. The program will be funded with cash on hand.

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

The Revolving Credit Facility matures on August 31, 2016. Unless earlier payment is required by an event of default, all principal and unpaid interest will be due and payable on August 31, 2016. At our option, the Revolving Credit Facility bears interest at either the prime rate less 1.00% or the London Interbank Offered Rate (“LIBOR”) plus the applicable LIBOR margin. The applicable LIBOR margin is based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters. As of June 30, 2014, the applicable LIBOR margin was 1.25%.

We are also required to pay an unused line fee on the daily unused amount of our Revolving Credit Facility at a per annum rate based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters. As of June 30, 2014, unused availability under the Revolving Credit Facility totaled $4.0 million and the per annum unused line fee rate was 0.20%.

As of June 30, 2014 and December 31, 2013 there were no amounts outstanding under the revolving loan portion of our Revolving Credit Facility. There was a $1.0 million standby letter of credit related to our corporate headquarters lease that is outstanding at June 30, 2014, bringing our available borrowings on the $5.0 million facility to $4.0 million.

Borrowings under the Credit Agreement are collateralized by a security interest in substantially all of our assets. Covenants governing the Credit Agreement include the maintenance of certain financial ratios. As of June 30, 2014, we were in compliance with all covenants under the Credit Agreement.

Capital Expenditures

We have made capital expenditures primarily for computer equipment and related software needed to host our websites, internal-use software development costs, as well as for leasehold improvements and other general purposes to support our growth. Our capital expenditures totaled $2.1 million and $2.6 million for the six month periods ended June 30, 2014 and 2013. A majority of our capital expenditures in the first half of 2014 were internal-use development costs and, to a lesser extent, computer equipment and related software. We are not currently party to any purchase contracts related to future capital expenditures.

Contractual Obligations and Commitments

As of June 30, 2014, our principal commitments consist of obligations under leases for office space. The offices are leased under non-cancelable operating lease agreements that expire through 2023. The following table sets forth our commitments to settle contractual obligations in cash as of June 30, 2014:

	Payments Due By Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(Unaudited)
	($ in thousands)
Operating leases	$22,309	$4,288	$7,931	$7,619	$2,471

At June 30, 2014, we had an irrevocable standby letter of credit outstanding in the aggregate amount of $1.0 million. This letter of credit supports the lease we entered into in 2009 for our corporate headquarters. This letter of credit, subject to certain reductions, extends annually through February 28, 2020 unless notification of termination is received.

See Note 5 to the Consolidated Financial Statements for information regarding future payments related to the LeMagIT acquisition.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements for recent accounting pronouncements that could have an effect on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

We currently have subsidiaries in London, England; Hong Kong; Australia; Singapore; Munich, Germany and Paris, France. Additionally, we have a wholly foreign-owned enterprise formed under the laws of the People’s Republic of China, a VIE in Beijing, PRC and an office in India. Approximately 23% of our revenues for the quarter ended June 30, 2014 were derived from customers with billing addresses outside of the United States and our foreign exchange gains/losses were not significant. We currently believe our exposure to foreign currency exchange rate fluctuations is financially immaterial and therefore have not entered into foreign currency hedging transactions. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in the future.

Interest Rate Risk

At June 30, 2014, we had cash, cash equivalents and investments totaling $41.9 million. These amounts were invested primarily in money market accounts, municipal bonds and government agency bonds. The cash, cash equivalents and investments were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

Our exposure to market risk also relates to the amount of interest expense we must pay under our revolving credit facility. The advances under this credit facility bear a variable rate of interest determined as a function of the lender’s prime rate or LIBOR. At June 30, 2014, there were no amounts outstanding under our revolving credit facility.

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

As of June 30, 2014, management, under the supervision of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), conducted an evaluation of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The primary source of our revenues is the sale of advertising campaigns to our customers. Our advertising revenues accounted for substantially all of our total revenues for the three months ended June 30, 2014. We believe that advertising spending on the Internet, as in traditional media, fluctuates significantly as a result of a variety of factors, many of which are outside of our control. These factors include:

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

In 2013, we began selling a new suite of products called IT Deal Alert, which is based on our Activity Intelligence analytics. The IT Deal Alert product suite currently consists of Qualified Sales Opportunities and, as announced in March 2014, Account Watch. Our increase in revenues in the first half of 2014, compared to the comparable period of 2013, was, in part, attributable to sales of IT Deal Alert products. We expect that IT Deal Alert, as well as the expansion of our IT Deal Alert product offerings, will be major components of our future growth. The failure of our IT Deal Alert products to meet anticipated sales levels, our inability to continue to expand successfully our IT Deal Alert product suite, or the failure of our current or new IT Deal Alert Products to achieve and then maintain widespread customer acceptance would likely have a material adverse effect on our business and financial results. In addition, competitors may develop a service or application that is similar to our IT Deal Alert product suite, which may also result in reduced sales levels for our product offerings.

There are a number of risks associated with expansion of our business internationally that could adversely affect our business.

Approximately 23% of our revenues for the three months ended June 30, 2014 were derived from customers with billing addresses outside of the United States and approximately 30% of our revenues were derived from geo-targeted campaigns, where our target audience is outside North America. We have license and other arrangements in various countries, and maintain direct presences in the United Kingdom, France, Singapore and Australia, as well as operations in China, and Spanish, French, Portuguese and German language websites.

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

In the course of our operating history, we have acquired assets and businesses. Some of our acquisitions have resulted in the recording of a significant amount of goodwill and/or intangible assets on our financial statements. We had approximately $94.1 million of goodwill and $4.1 million of net intangible assets as of June 30, 2014. The goodwill and/or intangible assets were recorded because the fair value of the net tangible assets acquired was less than the purchase price. We may not realize the full value of the goodwill and/or intangible assets. As such, we evaluate goodwill and other intangible assets with indefinite useful lives for impairment on an annual basis or more frequently if events or circumstances suggest that the asset may be impaired. We did not have any intangible assets with indefinite lives as of June 30, 2014 or December 31, 2013. We evaluate other intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. If goodwill or other intangible assets are determined to be impaired, we will write off the unrecoverable portion as a charge to our earnings. If we acquire new assets and businesses in the future, as we intend to do, we may record additional goodwill and/or intangible assets. The possible write-off of the goodwill and/or intangible assets could negatively impact our future earnings and, as a result, the market price of our common stock could decline.

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

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. A large portion of our outstanding shares of common stock is held by our officers, directors and significant stockholders. Two of the largest percentages of our shares are owned by venture capital funds, which are typically structured to have a finite life. As these venture capital funds approach or pass the respective terms of the fund, the decision to sell or hold our stock may be based not only on the underlying investment merits of our stock but also on the requirements of their internal fund structure. Our directors, executive officers and significant stockholders beneficially own approximately 13.6 million shares of our common stock, which represents 41% of our shares outstanding as of June 30, 2014. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline substantially.

A limited number of stockholders will have the ability to influence the outcome of director elections and other matters requiring stockholder approval.

Our directors, executive officers and significant stockholders beneficially own approximately 41% of our outstanding common stock. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the election of directors, the amendment of our certificate of incorporation and bylaws and the approval of mergers or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by other stockholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities

None.

(b)	Use of Proceeds from Registered Securities

None.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our equity securities during the three month period ended June 30, 2014. As described in detail in Part I, Item 2 above, our Board of Directors authorized a $20 million stock repurchase program on August 4, 2014.

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

TECHTARGET, INC (Registrant)

Date: August 8, 2014	By:	/S/ GREG STRAKOSCH
Greg Strakosch, Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2014	By:	/S/ JANICE KELLIHER
Janice Kelliher, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)

Exhibit Index

Exhibit No.	Description of Exhibit

31.1	Certification of Greg Strakosch, Chief Executive Officer of TechTarget, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, dated August 8, 2014.

31.2	Certification of Janice Kelliher, Chief Financial Officer and Treasurer of TechTarget, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, dated August 8, 2014.

32.1*	Certifications of Greg Strakosch, Chief Executive Officer of TechTarget, Inc. and Janice Kelliher, Chief Financial Officer and Treasurer of TechTarget, Inc. pursuant to 18 U.S.C. Section 1350, dated August 8, 2014.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2014 and June 30, 2013, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and June 30, 2013 and (iv) Notes to Consolidated Financial Statements.