Form 10-Q
period 2014-09-30
TechTarget Inc
filed 2014-11-07
CIK 1293282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had 32,972,967 shares of Common Stock, $0.001 par value per share, outstanding as of October 31, 2014.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TECHTARGET, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,752	$15,412
Short-term investments	8,801	14,401
Accounts receivable, net of allowance for doubtful accounts of $1,134 and $913 as of September 30, 2014 and December 31, 2013, respectively	23,481	22,116
Prepaid expenses and other current assets	3,492	5,516
Deferred tax assets	2,002	555

Total current assets	63,528	58,000
Property and equipment, net	9,424	9,457
Long-term investments	7,837	3,959
Goodwill	94,039	94,171
Intangible assets, net of accumulated amortization	3,482	4,958
Deferred tax assets	5,942	5,873
Other assets	1,138	564

Total assets	$185,390	$176,982

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,494	$2,686
Accrued expenses and other current liabilities	3,054	3,300
Accrued compensation expenses	1,260	1,175
Income taxes payable	814	—
Deferred revenue	10,111	7,097

Total current liabilities	17,733	14,258
Long-term liabilities:
Deferred rent	2,696	2,980
Deferred tax liabilities	430	745
Contingent consideration	1,083	928
Other liabilities	936	1,009

Total liabilities	22,878	19,920
Commitments and contingencies (Note 9)	—	—
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 48,959,402 shares issued and 32,983,218 shares outstanding at September 30, 2014 and 47,648,102 shares issued and 31,983,440 shares outstanding at December 31, 2013	49	48
Treasury stock, 15,976,184 shares outstanding at September 30, 2014 and 15,664,662 shares outstanding at December 31, 2013	(86,531)	(83,862)
Additional paid-in capital	276,631	270,726
Accumulated other comprehensive income	36	199
Accumulated deficit	(27,673)	(30,049)

Total stockholders’ equity	162,512	157,062

Total liabilities and stockholders’ equity	$185,390	$176,982

See accompanying notes.

TECHTARGET, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)
Revenues:
Online	$24,218	$18,830	$69,950	$57,676
Events	2,214	3,281	5,607	7,081

Total revenues	26,432	22,111	75,557	64,757
Cost of revenues:
Online(1)	5,949	5,514	18,188	17,580
Events(1)	805	1,221	2,331	2,984

Total cost of revenues	6,754	6,735	20,519	20,564

Gross profit	19,678	15,376	55,038	44,193
Operating expenses:
Selling and marketing(1)	10,964	8,773	30,717	26,986
Product development(1)	1,854	1,680	5,201	5,097
General and administrative(1)	3,628	3,722	10,864	10,307
Depreciation	1,024	961	3,025	2,818
Amortization of intangible assets	451	474	1,356	1,756

Total operating expenses	17,921	15,610	51,163	46,964

Operating income (loss)	1,757	(234)	3,875	(2,771)
Interest and other (expense) income, net	(230)	148	(121)	(225)

Income (loss) before provision for (benefit from) income taxes	1,527	(86)	3,754	(2,996)
Provision for (benefit from) income taxes	589	(663)	1,378	(1,160)

Net income (loss)	$938	$577	$2,376	$(1,836)

Net income (loss) per common share:
Basic	$0.03	$0.01	$0.07	$(0.05)

Net income (loss) per common share:
Diluted	$0.03	$0.01	$0.07	$(0.05)

Weighted average common shares outstanding:
Basic	33,145	39,049	32,907	39,394

Weighted average common shares outstanding:
Diluted	34,663	39,502	34,184	39,394

Comprehensive income (loss)	$753	$573	$2,213	$(1,564)

(1) Amounts include stock-based compensation expense as follows:
Cost of online revenues	$32	$43	$83	$128
Cost of events revenues	—	4	8	12
Selling and marketing	905	645	2,145	1,936
Product development	34	52	92	154
General and administrative	651	638	1,890	1,798

See accompanying notes.

TECHTARGET, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2014	2013
	(Unaudited)
Operating Activities:
Net income (loss)	$2,376	$(1,836)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,381	4,574
Provision for bad debt	462	334
Amortization of investment premiums	242	365
Stock-based compensation expense	4,218	4,026
Deferred tax provision	—	1,972
Excess tax benefit – stock options	505	(658)
Other non-cash	32	23
Changes in operating assets and liabilities:
Accounts receivable	(1,870)	(1,946)
Prepaid expenses and other current assets	(1,558)	(3,686)
Other assets	(556)	(49)
Accounts payable	(186)	102
Income taxes payable	2,103	(655)
Accrued expenses and other current liabilities	(212)	1,838
Accrued compensation expenses	65	(533)
Deferred revenue	3,014	4,457
Other liabilities	(114)	(1,560)

Net cash provided by operating activities	12,902	6,768

Investing activities:
Purchases of property and equipment, and other capitalized assets	(3,017)	(3,609)
Purchases of investments	(8,430)	(16,433)
Proceeds from sales and maturities of investments	9,900	5,000

Net cash used in investing activities	(1,547)	(15,042)

Financing activities:
Excess tax benefit—stock options	(505)	658
Purchase of treasury shares and related costs	(2,653)	(12,409)
Tender offer fees	(16)	(76)
Proceeds from exercise of stock options	2,210	951

Net cash used in financing activities	(964)	(10,876)

Effect of exchange rate changes on cash and cash equivalents	(51)	13

Net increase (decrease) in cash and cash equivalents	10,340	(19,137)
Cash and cash equivalents at beginning of period	15,412	48,409

Cash and cash equivalents at end of period	$25,752	$29,272

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—

Cash paid for taxes, net	$(701)	$2,835

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

Reclassifications

Beginning in the third quarter of 2014, the Company changed its presentation of transactional gains and losses arising from the impact of currency exchange rate fluctuations on transactions in foreign currency that is different from the local functional currency in order to better reflect the non-operating nature of these gains and losses, and is now including them in Other Income (Expense) on the Consolidated Statements of Operations and Comprehensive Income (Loss). Previously, these gains and losses were included in the Company’s operating expenses as General and Administrative expense. Amounts in the prior periods’ financial statements have been reclassified to conform to the current presentation. In the three months ended September 30, 2013, this resulted in an increase to Other Income and an increase in General and Administrative expense equal to $0.1 million and for the nine months ended September 30, 2013, this resulted in an increase to Other Expense and a decrease in General and Administrative expense amounting to $0.2 million. In the first half of 2014, the Company recorded gains of $0.1 million as reductions to General and Administrative expense that have now been reclassified as Other (Expense) Income for the nine months ended September 30, 2014.

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

Goodwill and indefinite-lived intangible assets are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life are amortized over their estimated useful lives, which range from three to ten years, using methods of amortization that are expected to reflect the estimated pattern of economic use, and are reviewed for impairment when events or changes in circumstances suggest that the assets may not be recoverable. Consistent with the Company’s determination that it has only one reporting segment, it has been determined that there is only one reporting unit and goodwill is tested for impairment at the entity level. The Company performs its annual test of impairment of goodwill as of December 31st of each year and whenever events or changes in circumstances suggest that the carrying amount may not be recoverable using the two step process required by ASC 350, Intangibles – Goodwill and Other (“ASC 350”). The first step of the impairment test is to identify potential impairment by comparing the reporting unit’s fair value with its net book value (or carrying amount), including goodwill. The fair value is estimated based on a market value approach. If the fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is not performed. Whenever indicators of impairment are present, the Company would perform the second step and compare the implied fair value of the reporting unit’s goodwill, as defined by ASC 350, to its carrying value to determine the amount of the impairment loss, if any. As of December 31, 2013, there were no indications of impairment based on the step one analysis, and the Company’s estimated fair value exceeded its goodwill carrying value by a significant margin.

Based on the aforementioned evaluation, the Company believes that, as of the balance sheet date presented, none of the Company’s goodwill or other long-lived assets was impaired. The Company did not have any intangible assets with indefinite lives as of September 30, 2014 or December 31, 2013.

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

Internal-Use Software and Website Development Costs

The Company capitalizes costs incurred during the development of its website applications and infrastructure as well as certain costs relating to internal-use software. The estimated useful life of costs capitalized is evaluated for each specific project. Capitalized internal-use software and website development costs are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized only if the carrying amount of the asset is not recoverable and exceeds its fair value. The Company capitalized internal-use software and website development costs of $0.8 million and $0.9 million for the three months ended September 30, 2014 and 2013, respectively, and $2.5 million and $2.9 million for the nine months ended September 30, 2014 and 2013, respectively.

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

3. Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, short- and long-term investments and contingent consideration. The fair value of these financial assets and liabilities was determined based on three levels of input as follows:

•	Level 1. Quoted prices in active markets for identical assets and liabilities;

•	Level 2. Observable inputs other than quoted prices in active markets; and

•	Level 3. Unobservable inputs.

The fair value hierarchy of the Company’s financial assets and liabilities carried at fair value and measured on a recurring basis is as follows:

		Fair Value Measurements at Reporting Date Using
	September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Unaudited)
Assets:
Money market funds(1)	$3,358	$3,358	$—	$—
Short-term investments(2)	8,801	—	8,801	—
Long-term investments(2)	7,837	—	7,837	—

Total	$19,996	$3,358	$16,638	$—

Liabilities:
Contingent consideration – current(3)	$561	$—	$—	$561
Contingent consideration – non-current(3)	1,083	—	—	1,083

Total liabilities	$1,644	$—	$—	$1,644

		Fair Value Measurements at Reporting Date Using
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$1,607	$1,607	$—	$—
Short-term investments(2)	14,401	—	14,401	—
Long-term investments(2)	3,959	—	3,959	—

Total	$19,967	$1,607	$18,360	$—

Liabilities:
Contingent consideration – current(3)	$568	$—	$—	$568
Contingent consideration – non-current(3)	928	—	—	928

Total liabilities	$1,496	$—	$—	$1,496

(1)	Included in cash and cash equivalents on the accompanying consolidated balance sheets; valued at quoted market prices in active markets.

(2)	Short- and long-term investments consist of municipal bonds and government agency bonds; their fair value is calculated using an interest rate yield curve for similar instruments.
(3)	Valuation techniques and Level 3 inputs used to estimate the fair value of contingent consideration payable in connection with the LeMag acquisition in December, 2012 are described in Note 5. During the nine months ended September 30, 2014 and 2013 the contingent consideration increased by approximately $253 and $221, respectively, when it was remeasured to fair value. The remainder of the change in this balance was caused by amortization of a discount on the installment payments and foreign currency fluctuations.

4. Cash, Cash Equivalents and Investments

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less at date of purchase. Cash equivalents are carried at cost, which approximates their fair market value. Cash and cash equivalents consisted of the following:

	September 30, 2014	December 31, 2013
	(Unaudited)
Cash	$22,394	$13,805
Money market funds	3,358	1,607

Total cash and cash equivalents	$25,752	$15,412

The Company’s short- and long-term investments are accounted for as available for sale securities. These investments are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax. The unrealized gain, net of taxes, was $11 and $10 as of September 30, 2014 and December 31, 2013, respectively. Realized gains and losses on the sale of these investments are determined using the specific identification method. There were no realized gains or losses during the three or nine months ended September 30, 2014 or 2013.

Short- and long-term investments consisted of the following:

	September 30, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Unaudited)
Short- and long-term investments:
Government agency bonds	$4,114	$1	$(1)	$4,114
Municipal bonds	12,519	9	(4)	12,524

Total short- and long-term investments	$16,633	$10	$(5)	$16,638

	December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short- and long-term investments:
Government agency bonds	$2,511	$4	$—	$2,515
Municipal bonds	15,833	13	(1)	15,845

Total short- and long-term investments	$18,344	$17	$(1)	$18,360

The Company had three debt securities in an unrealized loss position at September 30, 2014. The unrealized loss on those securities was approximately $5 and the fair value was $4.8 million. As of September 30, 2014, the Company does not consider these investments to be other-than-temporarily impaired.

Municipal and government-agency bonds have contractual maturity dates that range from October 2014 to July 2017. All income generated from these investments is recorded as interest income.

5. Acquisition

LeMagIT

On December 17, 2012 the Company purchased all of the outstanding shares of its French partner, E-Magine Médias SAS, for approximately $2.2 million in cash plus a potential future earnout valued at $0.7 million at the time of the acquisition. Approximately $1.2 million of the cash payment was made at closing, with the remainder due in two equal installments in fiscal years 2013 and 2014. The third installment is subject to certain revenue growth targets and may be reduced based on actual results. If all targets are met, the total purchase price, including the earnout, shall not exceed $5.2 million, depending on exchange rates at the time of calculation. The installment payments have been recorded at present value using a discount rate of 10%; the discount will be amortized to interest through the payment dates. The second installment was paid in 2013. The third installment, to be paid in the fourth quarter of 2014, is included in accrued liabilities in the Company’s consolidated balance sheet; the earnout is included in non-current liabilities.

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

6. Intangible Assets

Intangible assets subject to amortization as of September 30, 2014 and December 31, 2013 consist of the following:

		As of September 30, 2014
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
		(Unaudited)
Customer, affiliate and advertiser relationships	5 – 9	$7,119	$(5,269)	$1,850
Developed websites, technology and patents	10	1,421	(465)	956
Trademark, trade name and domain name	5 – 8	1,885	(1,565)	320
Proprietary user information database and internet traffic	3 – 5	1,298	(978)	320
Non-compete agreements	3	89	(53)	36

Total intangible assets		$11,812	$(8,330)	$3,482

		As of December 31, 2013
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer, affiliate and advertiser relationships	5 – 9	$7,146	$(4,563)	$2,583
Developed websites, technology and patents	6 – 10	6,942	(5,721)	1,221
Trademark, trade name and domain name	5 – 8	2,044	(1,482)	562
Proprietary user information database and internet traffic	3 – 5	1,318	(789)	529
Non-compete agreements	2 – 3	450	(387)	63

Total intangible assets		$17,900	$(12,942)	$4,958

Intangible assets are amortized over their estimated useful lives, which currently range from three to ten years, using methods of amortization that are expected to reflect the estimated pattern of economic use. The remaining amortization expense will be recognized over a weighted-average period of approximately 2.28 years. Amortization expense was $0.5 million for each of the three months ended September 30, 2014 and 2013, and $1.4 million and $1.8 million for the nine months ended September 30, 2014 and 2013, respectively. Amortization expense is recorded within operating expenses as the intangible assets consist of customer-related assets and website traffic that the Company considers to be in support of selling and marketing activities. The Company wrote off $5.8 million of fully amortized intangible assets in the first nine months of 2014; the Company did not write off any amortized intangible assets in the first nine months of 2013.

The Company expects amortization expense of intangible assets to be as follows:

Years Ending December 31:	Amortization Expense
2014 (October 1st – December 31st)	$416
2015	1,447
2016	894
2017	189
2018	118
Thereafter	418

$3,482

7. Net Income (Loss) Per Common Share

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per common share is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)
Numerator:
Net income (loss)	$938	$577	$2,376	$(1,836)

Denominator:
Basic:
Weighted average shares of common stock outstanding	33,145,379	39,048,697	32,906,799	39,394,095

Diluted:
Weighted average shares of common stock outstanding	33,145,379	39,048,697	32,906,799	39,394,095
Effect of potentially dilutive shares(1)	1,517,801	452,956	1,277,447	—

Total weighted average shares of common stock outstanding	34,663,180	39,501,653	34,184,246	39,394,095

Net Income (Loss) Per Common Share:
Basic net income (loss) per common share	$0.03	$0.01	$0.07	$(0.05)

Net Income (Loss) Per Common Share:
Diluted net income (loss) per common share	$0.03	$0.01	$0.07	$(0.05)

(1)	In calculating diluted earnings per share, 1.1 million and 2.3 million shares related to outstanding stock options and unvested restricted stock awards were excluded for the three and nine months ended September 30, 2014, respectively, and 5.1 million and 5.4 million shares related to outstanding stock options and unvested restricted stock awards were excluded for the three and nine months ended September 30, 2013, respectively, because they were anti-dilutive. Additionally, shares used to calculate diluted earnings per share exclude 0.5 million shares related to outstanding stock options and unvested restricted stock awards that would have been dilutive had the Company had net income for the nine months ended September 30, 2013.

8. Bank Term Loan Payable

The Company’s $5.0 million revolving credit facility was amended in August 2011, extending its term and adjusting certain other financial terms and covenants. Unless earlier payment is required by an event of default, all principal and unpaid interest will be due and payable on August 31, 2016. At the Company’s option, the Revolving Credit Facility (the “Credit Agreement”) bears interest at either the prime rate less 1.00% or the London Interbank Offered Rate (“LIBOR”) plus the applicable LIBOR margin. The applicable LIBOR margin is based on the ratio of total funded debt to earnings before interest, other income and expense, income taxes, depreciation, and amortization (“EBITDA”) for the preceding four fiscal quarters. As of September 30, 2014, the applicable LIBOR margin was 1.25%.

The Company is also required to pay an unused line fee on the daily unused amount of the Credit Agreement at a per annum rate based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters. As of September 30, 2014, the per annum unused line fee rate was 0.20%.

At September 30, 2014 and December 31, 2013 there were no amounts outstanding under the Credit Agreement. Pursuant to the Credit Agreement, there was a $1.0 million standby letter of credit (“Letter of Credit”) related to the Company’s corporate headquarters lease outstanding at September 30, 2014, bringing the Company’s available borrowings on the $5.0 million facility to $4.0 million.

Borrowings under the Credit Agreement are collateralized by a security interest in substantially all assets of the Company. Covenants governing the Credit Agreement include the maintenance of certain financial ratios. At September 30, 2014, the Company was in compliance with all covenants under the Credit Agreement.

In the third quarter of 2014, the Company paid $0.7 million in cash as a security deposit on its corporate headquarters lease. The Letter of Credit, which was also being held against the lease, was cancelled in October 2014.

9. Commitments and Contingencies

Operating Leases

The Company conducts its operations in leased office facilities under various noncancelable operating lease agreements that expire through January 2020. In August 2009, the Company entered into an agreement to lease approximately 87,875 square feet of office space in Newton, Massachusetts. The lease commenced in February 2010 and has a term of ten years. The Company is receiving certain rent concessions over the life of the lease. In November 2010, the Newton lease was amended to include an additional 8,400 square feet of office space. The amended lease commenced in March 2011 and runs concurrently with the term of the original lease. The Company is receiving certain rent concessions over the life of the amended lease.

Certain of the Company’s operating leases include lease incentives and escalating payment amounts and are renewable for varying periods. The Company is recognizing the related rent expense on a straight-line basis over the term of the lease taking into account the lease incentives and escalating lease payments.

Future minimum lease payments under the Company’s noncancelable operating leases at September 30, 2014 are as follows:

Years Ending December 31:	Minimum Lease Payments
(Unaudited)
2014 (October 1st – December 31st)	$1,126
2015	3,998
2016	4,048
2017	3,705
2018	3,831
Thereafter	4,405

$21,113

The Company had an irrevocable standby letter of credit outstanding in the aggregate amount of $1.0 million as of September 30, 2014 that supported the lease the Company entered into in 2009 for its corporate headquarters.

In the third quarter of 2014, the Company paid $0.7 million in cash as a security deposit on its corporate headquarters lease. The Letter of Credit, which was also being held against the lease, was cancelled in October 2014.

Net Worth Tax Contingency

In late March 2010, the Company received a letter from the Department of Revenue of the Commonwealth of Massachusetts (the “MA DOR”) requesting documentation demonstrating that TSC has been classified by the MA DOR as a Massachusetts security corporation. Following subsequent correspondence with the MA DOR and a settlement conference on March 22, 2011, the Company received a Notice of Assessment from the MA DOR with respect to additional excise taxes on net worth related to TSC. Based on the Company’s previous assessment that it was probable that the MA DOR would require an adjustment to correct TSC’s tax filings such that it will be treated as a Massachusetts business corporation for the applicable years, the Company has recorded a liability representing its best estimate at that time of the potential net worth tax exposure. The tax benefits available to a Massachusetts security corporation are comprised of (i) a different rate structure (1.32% on gross investment income vs. 9.5% on net income) (See Note 13) and (ii) exemption from the 0.26% excise tax on net worth. On August 17, 2011, the Company filed Applications for Abatement with the MA DOR. On January 6, 2012, the Company filed Petitions for Formal Procedure with the Massachusetts Appellate Tax Board. A trial took place on April 29, 2014; as of the date of this report no decision has been rendered. As of September 30, 2014 the Company has recorded a liability of approximately $260 to account for the tax differential in all open years, including penalties and interest.

Litigation

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At September 30, 2014 and December 31, 2013, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

10. Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during a period, except those resulting from investments by stockholders and distributions to stockholders. For the three and nine months ended September 30, 2014 and 2013 the Company’s comprehensive income (loss) is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)
Net income (loss)	$938	$577	$2,376	$(1,836)
Other comprehensive (loss) income:
Unrealized (loss) gain on investments (net of tax effect of $(2), $14, $(4) and $4, respectively)	(4)	27	(7)	8
Unrealized (loss) gain on foreign currency exchange	(181)	(31)	(156)	264

Other comprehensive (loss) income	(185)	(4)	(163)	272

Total comprehensive income (loss)	$753	$573	$2,213	$(1,564)

11. Stock-Based Compensation

Stock Option Plans

In September 1999, the Company approved a stock option plan (the “1999 Plan”) that provides for the issuance of up to 12,384,646 shares of common stock incentives. The 1999 Plan provides for the granting of incentive stock options (“ISOs”), nonqualified stock options (“NSOs”), and stock grants. These incentives may be offered to the Company’s employees, officers, directors, consultants, and advisors. ISOs may not be granted at less than fair market value on the date of grant, as determined by the Company’s Board of Directors (the “Board”). Each option shall be exercisable at such times and subject to such terms as determined by the Board; grants generally vest over a four year period, and expire no later than ten years after the grant date.

In April 2007, the Board approved the 2007 Stock Option and Incentive Plan (the “2007 Plan”), which was approved by the stockholders of the Company and became effective upon the consummation of the Company’s IPO in May 2007. Effective upon the consummation of the IPO, no further awards were made pursuant to the 1999 Plan, but any outstanding awards under the 1999 Plan remain in effect and continue to be subject to the terms of the 1999 Plan. The 2007 Plan allows the Company to grant ISOs, NSOs, stock appreciation rights, deferred stock awards, restricted stock and other awards. Under the 2007 Plan, stock options may not be granted at less than fair market value on the date of grant, and grants generally vest over a four year period. Stock options granted under the 2007 Plan expire no later than ten years after the grant date. The Company has reserved for issuance an aggregate of 2,911,667 shares of common stock under the 2007 Plan plus an additional annual increase to be added automatically on January 1 of each year, beginning on January 1, 2008, equal to the lesser of (a) 2% of the outstanding number of shares of common stock (on a fully-diluted basis) on the immediately preceding December 31 and (b) such lower number of shares as may be determined by the Company’s compensation committee. The number of shares available for issuance under the 2007 Plan is subject to adjustment in the event of a stock split, stock dividend or other change in capitalization. Generally, shares that are forfeited or canceled from awards under the 2007 Plan also will be available for future awards. To date, approximately 6.7 million shares have been added to the 2007 Plan in accordance with the automatic annual increase. In addition, shares subject to stock options returned to the 1999 Plan, as a result of their expiration, cancellation or termination, are automatically made available for issuance under the 2007 Plan. As of September 30, 2014 a total of 1,615,872 shares were available for grant under the 2007 Plan.

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

A summary of the stock option activity under the Company’s stock option plan for the nine months ended September 30, 2014 is presented below:

Year-to-Date Activity	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
	(Unaudited)
Options outstanding at December 31, 2013	4,467,248	$7.30
Granted	—	—
Exercised	(408,490)	5.41
Forfeited	—	—
Cancelled	(26,052)	8.30

Options outstanding at September 30, 2014	4,032,706	$7.49	2.6	$6,795

Options exercisable at September 30, 2014	4,019,581	$7.49	2.6	$6,772

Options vested or expected to vest at September 30, 2014 (1)	4,031,277	$7.49	2.6	$6,792

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

During the nine months ended September 30, 2014 and 2013, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $0.9 million and $1.2 million, respectively, and the total amount of cash received from exercise of these options was $2.2 million and $0.9 million, respectively. The total grant date fair value of stock options granted after January 1, 2006 that vested during the nine months ended September 30, 2014 and 2013 was $0.1 million and $0.5 million, respectively.

Restricted Stock Awards

Restricted stock awards are valued at the market price of a share of the Company’s common stock on the date of grant. A summary of the restricted stock award activity under the 2007 Plan for the nine months ended September 30, 2014 is presented below:

Year-to-Date Activity	Shares	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
	(Unaudited)
Nonvested outstanding at December 31, 2013	2,777,500	$5.26
Granted	559,477	7.97
Vested	(691,560)	5.06
Forfeited	(37,500)	5.57

Nonvested outstanding at September 30, 2014	2,607,917	$5.90	$22,402

The total grant-date fair value of restricted stock awards that vested during the nine months ended September 30, 2014 and 2013 was $3.5 million and $3.3 million, respectively.

As of September 30, 2014, there was $12.7 million of total unrecognized compensation expense related to stock options and restricted stock awards which is expected to be recognized over a weighted average period of 2.2 years.

12. Stockholders’ Equity

Reserved Common Stock

As of September 30, 2014, the Company has reserved 8,460,246 shares of common stock for options outstanding and restricted stock awards that have not been issued as well as those available for grant under stock option plans.

Common Stock Repurchase Programs

On August 5, 2014, the Company announced that, on August 4, 2014, its Board of Directors authorized a $20 million stock repurchase program (the “2014 Program”). The Company is authorized to repurchase the Company’s common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined based on an evaluation of market conditions and other factors. The Company may elect to implement a Rule 10b5-1 trading plan to make such purchases, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The 2014 Program may be suspended or discontinued at any time.

On August 3, 2012, the Company’s Board of Directors authorized a $20 million stock repurchase program (the “2012 Program”) authorizing the Company to repurchase its common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased was determined based on an evaluation of market conditions and other factors. The Company elected to implement a Rule 10b5-1 trading plan to make such purchases, which permits shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The 2012 Program was terminated immediately prior to the commencement of the tender offer on September 25, 2013 (as described below).

During the quarter ended September 30, 2014 the Company repurchased 311,522 shares of common stock for $2.7 million pursuant to the 2014 Program. During the nine months ended September 30, 2013 the Company repurchased 2,610,279 shares of common stock for $12.4 million pursuant to the 2012 Program. Repurchased shares are recorded under the cost method and are reflected as treasury stock in the accompanying Consolidated Balance Sheets. All repurchased shares were funded with cash on hand.

Secondary Offering

In May 2014, the Company completed a secondary public offering of 5,750,000 shares of common stock at a price of $6.25 per share. All of the shares sold in the secondary public offering were sold by selling stockholders and the Company did not receive any proceeds from the offering. The Company incurred fees of approximately $0.5 million related to legal, accounting and other fees in connection with the secondary public offering, which are included in general and administrative expenses in the Statement of Operations and Comprehensive Income (Loss).

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

13. Income Taxes

The Company’s effective income tax rate was 36.7% and 38.7% for the nine months ended September 30, 2014 and 2013, respectively. The effective income tax rate is based upon the estimated annual effective tax rate in compliance with ASC 740, Income Taxes, and other related guidance. The Company updates the estimate of its annual effective tax rate at the end of each quarterly period. The Company’s estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and its interpretations of tax laws.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. These amounts were not material in the nine months ended September 30, 2014.

In March 2010, the Company received a letter from the MA DOR requesting documentation demonstrating that TSC, a wholly-owned subsidiary of the Company, has been classified by the MA DOR as a Massachusetts security corporation. Based on subsequent correspondence with the MA DOR, the Company determined that it was more likely than not that the MA DOR would require an adjustment to correct TSC’s tax filings such that it will be treated as a Massachusetts business corporation for the applicable years. The tax benefit available to a Massachusetts security corporation is a lower income tax rate. The Company recorded a tax reserve for approximately $0.4 million. The tax benefits available to a Massachusetts security corporation are comprised of (i) a different rate structure (1.32% on gross investment income vs. 9.5% on net income) and (ii) exemption from the 0.26% excise tax on net worth (see Note 9). On August 17, 2011, the Company filed Applications for Abatement with the MA DOR. On January 6, 2012, the Company filed Petitions under Formal Procedure with the Massachusetts Appellate Tax Board. A trial took place on April 29, 2014; no decision has been rendered as of the date of this report. As of September 30, 2014 the Company has recorded a liability of approximately $670 to account for the tax differential in all open years, which includes penalties and interest for the potential state income tax liability arising from the difference between the income tax rates applicable to security corporations and business corporations in Massachusetts.

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

Geographic Data

Net sales to unaffiliated customers by geographic area* were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)
United States	$20,859	$17,794	$59,256	$51,998
International	5,573	4,317	16,301	12,759

Total	$26,432	$22,111	$75,557	$64,757

Long-lived assets by geographic area were as follows:

	September 30, 2014	December 31, 2013
	(Unaudited)
United States	$100,450	$101,241
International	6,495	7,344

Total	$106,945	$108,585

*	based on current customer billing address; does not consider the geo-targeted, or target audience, location of the campaign

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

IT professionals have become increasingly specialized, and rely on our network of over 150 websites, each of which focuses on a specific IT sector such as storage, security or networking, for key decision support information tailored to their specific areas of responsibility. We work with our advertising customers to develop customized marketing programs, often providing them with multiple offerings in order to target their desired audience of IT professionals more effectively. Our service offerings address the lead generation, project opportunity information, and branding objectives of our advertising customers. In the nine months ended September 30, 2014, lead generation and branding remained our primary sources of revenue, while project opportunity information, driven by growth in our IT Deal Alert™ products, contributed approximately 20% of online revenue as compared with approximately 3% for the same period in 2013.

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

We have a large and growing base of registered members, which totaled over 14.9 million as of September 30, 2014. The targeted nature of our user base enables IT vendors to reach a specialized audience efficiently because our content is highly segmented and aligned with the IT vendors’ specific products. Since our founding in 1999, we have developed a broad customer base. During 2013, we delivered advertising campaigns for approximately 1,200 customers.

Executive Summary

Our revenue for the three months ended September 30, 2014 grew approximately 20%, to $26.4 million, when compared with the same period in 2013. This growth was primarily driven by two factors: continued growth of international revenue from our online products, and further adoption of our new IT Deal Alert offering. Both of these factors remain key areas of focus for our management team, and we believe they may contribute to our continued revenue growth. IT Deal Alert is a suite of services that leverages our proprietary audience activity data to enable us to identify purchase intent among our audience of IT professionals. At the same time, our international business is benefitting from the continued shift in adoption of online tools from traditional print sources by IT professionals in overseas markets.

During the third quarter of 2014, we made further progress on our strategy to grow our business and increase the reach of our offerings by continuing to execute on our strategic plans for the roll-out of IT Deal Alert and the continued expansion of our direct international capabilities.

Our key strategic initiatives include:

Product – IT Deal Alert revenues (including international IT Deal Alert revenue of $0.7 million which is also included in international revenues discussed below) were approximately $4.8 million in the quarter, up from approximately $0.6 million in the third quarter of 2013. In the third quarter of 2014 we had over 175 active customers utilizing our IT Deal Alert service; this is up from 150 customers in the second quarter of 2014. We continue to receive very positive feedback from customers on the service and expect IT Deal Alert to be a meaningful growth driver in the remainder of 2014 and into 2015.

Geographic – During the quarter approximately 29% of our revenues were derived from international geo-targeted campaigns (“international”), where our target audience is outside North America. International revenue (which also includes international IT Deal Alert revenue of $0.7 million as discussed above) increased in excess of 28% in the three months ended September 30, 2014 as compared to the same period a year ago. We believe that our integrated product offering across regions continues to resonate with international marketers and is contributing to our successful results. We plan on continuing to invest in these capabilities as we seek opportunities to increase our global reach; we are now offering our Qualified Sales Opportunities in the UK, Europe, and APAC. Core (non-IT Deal Alert) online has stabilized and we believe the stabilization will continue.

Revenue growth for the three month period ended September 30, 2014 as compared to the same period in 2013 was as follows:

	Three months ended
	September 30,		Growth
	2014	2013	rate
	(unaudited)
	($’s in thousands)
Total Online	$24,218	$18,830	29%
Total Online by Geographic Area:
North America:
North America Core Online	12,477	12,344	1%
North America IT Deal Alert	4,102	565	626%

Total North America Online	16,579	12,909	28%
International:
International Core Online	6,986	5,861	19%
International IT Deal Alert	653	60	988%

Total International Online	7,639	5,921	29%
Total Online by Product:
Core Online:
North America Core Online	12,477	12,344	1%
International Core Online	6,986	5,861	19%

Total Core Online	19,463	18,205	7%
IT Deal Alert:
North America IT Deal Alert	4,102	565	626%
International IT Deal Alert	653	60	988%

Total IT Deal Alert	4,755	625	661%
Total Events	2,214	3,281	-33%

Total Revenues	$26,432	$22,111	20%

Business Trends

The following discussion highlights key trends affecting our business.

•

Macro-economic Conditions and Industry Trends. Because most of our customers are IT vendors, the success of our business is intrinsically linked to the health, and subject to the market conditions, of the IT industry. In the three months ended September 30, 2014, we did not see any meaningful improvement in the IT market and many of our customers continue to be revenue-challenged. As a result, marketing budgets continue to be under pressure and our growth was driven in large part by the return on the investments we made during the downturn in our direct international operations and our new data subscription product, IT Deal Alert, which is driving market share gains for us. While we will continue to invest in these growth areas, management will continue to carefully control discretionary spending such as travel and entertainment, and the filling of new and replacement positions, in an effort to maintain profit margins and cash flow.

•	Customer Segments. In the three months ended September 30, 2014, our year-over-year revenue from our top 12 global customers increased by approximately 30%, our mid-sized customers (our next largest 100 customers) increased by approximately 18% and our smaller customers increased by approximately 29%. Although all three segments showed year-over-year growth, all three segments continued to report a challenging environment. This translated into our customers remaining cautious with their marketing expenditures.

Sources of Revenues

We sell advertising programs to IT vendors targeting a specific audience within a particular IT sector or sub-sector. We maintain multiple points of contact with our customers to provide support throughout their organizations and their customers’ IT sales cycles. As a result, our customers often run multiple advertising programs with us in order to target their desired audience of IT professionals more effectively. There are multiple factors that can impact our customers’ advertising objectives and spending with us, including but not limited to, IT product launches, increases or decreases to their advertising budgets, the timing of key industry marketing events, responses to competitor activities and efforts to address specific marketing objectives such as creating brand awareness or generating sales leads. Our services are generally delivered under short-term contracts that run for the length of a given advertising program, typically less than six months. In the three months ended September 30, 2014, lead generation and branding remained our primary sources of revenue, while project opportunity information, driven by growth in our IT Deal Alert products, contributed approximately 18% of total revenue as compared with approximately 3% for the same period in 2013.

We use both online and event offerings to provide IT vendors with numerous touch points to reach key IT decision makers and to provide IT professionals with highly specialized content across multiple forms of media. We are experienced in assisting advertisers to develop custom advertising programs that maximize branding and ROI. The following is a description of the services we offer:

Online. Online revenue represented 92% and 85% of total revenues for the three months ended September 30, 2014 and 2013, respectively and 93% and 89% of total revenues for the nine months ended September 30, 2014 and 2013, respectively. Our network of websites forms the core of our content platform. Our websites provide IT professionals with comprehensive decision support information tailored to their specific areas of responsibility and purchasing decisions. Through our websites, we offer a variety of online media offerings to connect IT vendors to IT professionals. Our lead generation offerings allow IT vendors to maximize ROI by capturing qualified sales leads from the distribution and promotion of content to our audience of IT professionals. All of our lead generation campaigns offer the Activity Intelligence Dashboard, a technology platform that gives our customers’ marketers and sales representatives a real-time view of their prospects, which includes insights on the research activities of technology buying teams, including at an account level. Lead generation offerings may also include an additional service, TechTarget Re-Engage (formerly called Nurture & Qualify), which helps both technology marketers and their sales teams to identify highly active prospects, detect emerging projects, retarget interested buying teams, and accelerate engagement with specific accounts.

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

Events. Events revenue represented 8% and 15% of total revenues for the three months ended September 30, 2014 and 2013, respectively and 7% and 11% of total revenues for the nine months ended September 30, 2014 and 2013, respectively. Most of our media groups operate revenue-generating events. The majority of our events are free to IT professionals and are sponsored by IT vendors. Attendees are pre-screened based on event-specific criteria such as sector-specific budget size, company size, or job title. We offer three types of events: multi-day conferences, single-day seminars and custom events. Multi-day conferences provide independent content provided by our professionals to our attendees and allow vendors to purchase exhibit space and other sponsorship offerings that enable interaction with the attendees. We also hold single-day seminars on various topics in major cities. These seminars provide independent content provided by our professionals on key sub-topics in the sectors we serve, are free to qualified attendees, and offer multiple vendors the ability to interact with specific, targeted audiences actively focused on buying decisions. Our custom events differ from our seminars in that they are exclusively sponsored by a single IT vendor and the content is driven primarily by the sole sponsor.

Cost of Revenues, Operating Expenses and Other

Expenses consist of cost of online and event revenues, selling and marketing, product development, general and administrative, depreciation, amortization and net interest and other expenses. Personnel-related costs are a significant component of each of these expense categories except for depreciation and amortization related expenses.

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

Interest and Other Income (Expense), Net. Interest income (expense), net consists primarily of interest income earned on cash, cash equivalents and short and long-term investments less any interest expense incurred. We historically have invested our cash in money market accounts, municipal bonds and government agency bonds. Other income (expense), net consists of non-operating gains or losses, primarily related to foreign currency exchange.

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

Long-Lived Assets

Our long-lived assets consist primarily of property and equipment, capitalized software, goodwill and other intangible assets. Goodwill and other intangible assets have arisen principally from our acquisitions. The amount assigned to intangible assets is subjective and based on our estimates of the future benefit of the intangible assets using accepted valuation techniques, such as discounted cash flow and replacement cost models. Our long-lived assets, other than goodwill, are amortized over their estimated useful lives, which we determine based on the consideration of several factors including the period of time the asset is expected to remain in service. Intangible assets are amortized over their estimated useful lives, which range from three to ten years, using methods of amortization that are expected to reflect the estimated pattern of economic use. Consistent with our determination that we have only one reporting segment, we have determined that there is only one reporting unit and test goodwill for impairment at the entity level. We evaluate the carrying value and remaining useful lives of long-lived assets, other than goodwill, whenever indicators of impairment are present. We evaluate the carrying value of goodwill annually using the two step process required by ASC 350, Intangibles – Goodwill and Other (“ASC 350”). The first step of the impairment test is to identify potential impairment by comparing the reporting unit’s fair value with its net book value (or carrying amount), including goodwill. The fair value is estimated based on a market value approach. If the fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is not performed. Whenever indicators of impairment are present, we would perform the second step and compare the implied fair value of the reporting unit’s goodwill, as defined by ASC 350, to its carrying value to determine the amount of the impairment loss, if any. As of December 31, 2013, the date of our last annual goodwill impairment review, there were no indications of impairment based on our step one analysis, and our estimated fair value exceeded our carrying value by a significant margin. There were no indications of impairment in our goodwill or intangible assets at September 30, 2014.

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

The allowance for doubtful accounts was $1.1 million at September 30, 2014 and $0.9 million at December 31, 2013.

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

As there was no public market for our common stock prior to our initial public offering in May 2007 and, as until recently, there has been limited historical information on the volatility of our common stock since the date of our initial public offering, we historically determined the volatility for options granted based on an analysis of the historical volatility of our stock and reported data for a peer group of companies that issued options with substantially similar terms. Beginning in 2013, the expected volatility of options granted has been determined using a weighted average of the historical volatility of our stock for a period equal to the expected life of the option. The risk-free interest rate is based on a zero coupon United States treasury instrument whose term is consistent with the expected life of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero.

Internal-Use Software and Website Development Costs

We capitalize costs of materials, consultants and compensation and related expenses of employees who devote time to the development of internal-use software and website applications and infrastructure involving developing software to operate our websites. However, we expense as incurred website development costs for new features and functionalities since it is not probable that they will result in additional functionality until they are both developed and tested with confirmation that they are more effective than the current set of features and functionalities on our websites. Our judgment is required in determining the point at which various projects enter the state at which costs may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized, which is generally three years. To the extent that we change the manner in which we develop and test new features and functionalities related to our websites, assess the ongoing value of capitalized assets or determine the estimated useful lives over which the costs are amortized, the amount of website development costs we capitalize and amortize in future periods would be impacted. We review capitalized internal-use software and website development costs for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We would recognize an impairment loss only if the carrying amount of the asset is not recoverable and exceeds its fair value. We capitalized internal-use software and website development costs of $0.8 million and $0.9 million for the three months ended September 30, 2014 and 2013, respectively, and $2.5 million and $2.9 million for the nine months ended September 30, 2014 and 2013, respectively.

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

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	(unaudited) ($ in thousands)
Revenues:
Online	$24,218	92%	$18,830	85%	$69,950	93%	$57,676	89%
Events	2,214	8	3,281	15	5,607	7	7,081	11

Total revenues	26,432	100	22,111	100	75,557	100	64,757	100
Cost of revenues:
Online	5,949	23	5,514	25	18,188	24	17,580	27
Events	805	3	1,221	5	2,331	3	2,984	5

Total cost of revenues	6,754	26	6,735	30	20,519	27	20,564	32

Gross profit	19,678	74	15,376	70	55,038	73	44,193	68
Operating expenses:
Selling and marketing	10,964	41	8,773	40	30,717	41	26,986	42
Product development	1,854	7	1,680	8	5,201	7	5,097	8
General and administrative	3,628	14	3,722	17	10,864	14	10,307	16
Depreciation	1,024	4	961	4	3,025	4	2,818	4
Amortization of intangible assets	451	2	474	2	1,356	2	1,756	3

Total operating expenses	17,921	68	15,610	71	51,163	68	46,964	73

Operating income (loss)	1,757	7	(234)	(1)	3,875	5	(2,771)	(4)
Interest (expense) income, net	(18)	*	21	*	(39)	*	15	*
Other (expense) income, net	(212)	(1)	127	1	(82)	*	(240)	*

Income (loss) before provision for (benefit from) income taxes	1,527	6	(86)	*	3,754	5	(2,996)	(5)
Provision for (benefit from) income taxes	589	2	(663)	(3)	1,378	2	(1,160)	(2)

Net income (loss)	$938	4%	$577	3%	$2,376	3%	$(1,836)	(3)%

*	Not meaningful

Comparison of Three Months Ended September 30, 2014 and 2013

Revenues

	Three Months Ended September 30,
	2014	2013	Increase (Decrease)	Percent Change
	(Unaudited)
	($ in thousands)
Revenues:
Online	$24,218	$18,830	$5,388	29%
Events	2,214	3,281	(1,067)	(33)

Total revenues	$26,432	$22,111	$4,321	20%

Online. The increase in online revenue was primarily attributable to a $4.1 million increase in revenues from new product offerings, primarily IT Deal Alert, and international growth.

Events. The decrease in events revenue is primarily due to a reduction in the number of conferences held during the period, primarily caused by a multi-day conference held in the third quarter of 2013 that will be held in the fourth quarter of 2014, offset in part by an increase in custom and seminar revenues.

Cost of Revenues and Gross Profit

	Three Months Ended September 30,
	2014	2013	Increase (Decrease)	Percent Change
	(Unaudited) ($ in thousands)
Cost of revenues:
Online	$5,949	$5,514	$435	8%
Events	805	1,221	(416)	(34)

Total cost of revenues	$6,754	$6,735	$19	* %

Gross profit	$19,678	$15,376	$4,302	28%

Gross profit percentage	74%	70%

Cost of Online Revenues. The increase in cost of online revenues was primarily due to costs related to new product offerings.

Cost of Events Revenues. The decrease in cost of events revenues was primarily related to a conference that was held in the third quarter of 2013 but will not be held until the fourth quarter of 2014.

Gross Profit. Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. Gross profit for the third quarter of 2014 was 74% as compared to 70% in the third quarter of 2013. The increase in online gross profit was $5.0 million, primarily attributable to the increase in online revenue, offset in part by a decrease in events gross profit, primarily as a result of the conference that was moved to the fourth quarter. Because the majority of our costs are fixed, we expect our gross profit to fluctuate from period to period based on changes in the total revenues for the period. The relative contribution of online and events revenues to our total revenues will also cause fluctuation in our gross profit from period to period.

Operating Expenses and Other

	Three Months Ended September 30,
	2014	2013	Increase (Decrease)	Percent Change
	(Unaudited) ($ in thousands)
Operating expenses:
Selling and marketing	$10,964	$8,773	$2,191	25%
Product development	1,854	1,680	174	10
General and administrative	3,628	3,722	(94)	(3)
Depreciation	1,024	961	63	7
Amortization of intangible assets	451	474	(23)	(5)

Total operating expenses	$17,921	$15,610	$2,311	15%

Interest (expense) income, net	$(18)	$21	$(39)	(186)%

Other (expense) income, net	$(212)	$127	$(339)	(267)%

Provision for (benefit from) income taxes	$589	$(663)	$1,252	189%

Selling and Marketing. Selling and marketing expenses increased for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 due to increased investment in product innovation as well as variable compensation-related expenses caused by the increase in revenues and increased costs due to international expansion.

Product Development. The increase in product development expense was primarily caused by a reduction in the amount of these costs that were capitalized in the third quarter of 2014 as compared with the third quarter of 2013 as resources were allocated to non-capitalized projects based on company priorities.

General and Administrative. The decrease in general and administrative expense for the three months ended September 30, 2014 compared with the same period in the prior year was primarily due to reductions in certain employee-related and corporate expenses and professional fees, offset in part by an increase in bad debt expense.

Depreciation and Amortization of Intangible Assets. Depreciation expense and amortization of intangible assets expense were both relatively flat quarter over quarter.

Interest Expense, Net. The increase in interest expense, net, is due to the amortization of a discount on installment payments related to the purchase of LeMagIT in the fourth quarter of 2012.

Other Income (Expense), Net. The change in other income (expense), net, related to fluctuations in foreign currency exchange rates.

Provision for Income Taxes. Our effective income tax rate was 38.6% and 812.8% for the three months ended September 30, 2014 and 2013, respectively. The lower rate in the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 is primarily due to differences in the mix of pre-tax income and non-deductible stock-based compensation. The effective income tax rate is based upon the estimated annual effective tax rate in compliance with ASC 740, Income Taxes, and other related guidance. We update the estimate of our annual effective tax rate at the end of each quarterly period. Our estimate takes into account estimations of annual pre-tax income, the mix of pre-tax income and interpretations of tax laws. The third quarter of 2014 income tax rate was based on projections for the year.

Comparison of Nine Months Ended September 30, 2014 and 2013

Revenues

	Nine Months Ended September 30,
	2014	2013	Increase (Decrease)	Percent Change
	(Unaudited) ($ in thousands)
Revenues:
Online	$69,950	$57,676	$12,274	21%
Events	5,607	7,081	(1,474)	(21)

Total revenues	$75,557	$64,757	$10,800	17%

Online. The increase in online revenue was primarily attributable to an $11.2 million increase in revenues from new product offerings, primarily IT Deal Alert, and international growth.

Events. The decrease in events revenue is primarily due to a reduction in the number of conferences held during the period, primarily caused by a multi-day conference held in the third quarter of 2013 that will be held in the fourth quarter of 2014, offset in part by an increase in seminars.

Cost of Revenues and Gross Profit

	Nine Months Ended September 30,
	2014	2013	Increase (Decrease)	Percent Change
	(Unaudited) ($ in thousands)
Cost of revenues:
Online	$18,188	$17,580	$608	3%
Events	2,331	2,984	(653)	(22)

Total cost of revenues	$20,519	$20,564	$(45)	* %

Gross profit	$55,038	$44,193	$10,845	25%

Gross profit percentage	73%	68%

Cost of Online Revenues. The increase in cost of online revenues was primarily due to costs related to new product offerings.

Cost of Events Revenues. The decrease in cost of events revenues was primarily due to decreases in variable direct and employee-related costs related to a conference that was held in the third quarter of 2013 but will not be held until the fourth quarter of 2014.

Gross Profit. Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. Gross profit for the first nine months of 2014 was 73% as compared to 68% in the first nine months of 2013. The increase in online gross profit was $11.7 million, primarily attributable to the increase in online revenue, offset in part by a decrease in events gross profit, primarily as a result of the conference that was moved to the fourth quarter. Because the majority of our costs are fixed, we expect our gross profit to fluctuate from period to period based on changes in the total revenues for the period. The relative contribution of online and events revenues to our total revenues will also cause fluctuation in our gross profit from period to period.

Operating Expenses and Other

	Nine Months Ended September 30,
	2014	2013	Increase (Decrease)	Percent Change
	(Unaudited) ($ in thousands)
Operating expenses:
Selling and marketing	$30,717	$26,986	$3,731	14%
Product development	5,201	5,097	104	2
General and administrative	10,864	10,307	557	5
Depreciation	3,025	2,818	207	7
Amortization of intangible assets	1,356	1,756	(400)	(23)

Total operating expenses	$51,163	$46,964	$4,199	9%

Interest (expense) income, net	$(39)	$15	$(54)	(360)%

Other (expense), net	$(82)	$(240)	$158	66%

Provision for (benefit from) income taxes	$1,378	$(1,160)	$2,538	(219)%

Selling and Marketing. Selling and marketing expenses increased year over year, primarily due to increased investment in product innovation as well as variable compensation-related expenses caused by the increase in revenues and increased costs due to international expansion.

Product Development. The increase in product development expense was primarily caused by a reduction in the amount of these costs that were capitalized year over year as some resources were allocated to non-capitalized projects due to company priorities, offset in part by a reduction in compensation and allocated costs due to reduced headcount year over year.

General and Administrative. The increase in general and administrative expense for the nine months ended September 30, 2014 compared to the same period in 2013 was primarily due to fees related to a secondary public offering in the second quarter of 2014.

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

Interest (Expense) Income, Net. The increase in interest expense, net, is due to the amortization of a discount on installment payments related to the purchase of LeMagIT in the fourth quarter of 2012.

Other Income (Expense), Net. The change in other income (expense), net, related to fluctuations in foreign currency exchange rates.

Provision for Income Taxes. Our effective income tax rate was 36.7% and 38.7% for the first nine months of 2014 and 2013, respectively. The lower rate in the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 is primarily due to differences in the mix of pre-tax income and non-deductible stock-based compensation. The effective income tax rate is based upon the estimated annual effective tax rate in compliance with ASC 740, Income Taxes, and other related guidance. We update the estimate of our annual effective tax rate at the end of each quarterly period. Our estimate takes into account estimations of annual pre-tax income, the mix of pre-tax income and interpretations of tax laws. The income tax rate for the first nine months of 2014 was based on projections for the year.

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

Liquidity and Capital Resources

Resources

At September 30, 2014, we had $45.8 million of working capital, and our cash and cash equivalents totaled $25.8 million. Our cash, cash equivalents and investments increased $8.6 million during the first nine months of fiscal 2014, primarily from cash generated by our operations and financing activities, primarily from option exercises, offset by the repurchase of shares and our investing activity, primarily from purchases of property and equipment. We believe that our existing cash, cash equivalents, and investments, our cash flow from operating activities and available bank borrowings will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion internationally, future acquisitions we might undertake, and the expansion into complementary businesses. To the extent that our cash and cash equivalents, investments and cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more additional acquisitions of businesses.

	September 30, 2014	December 31, 2013
	(Unaudited)
	($ in thousands)
Cash, cash equivalents and investments	$42,390	$33,772

Accounts receivable, net	$23,481	$22,116

Cash, Cash Equivalents and Investments

Our cash, cash equivalents and investments at September 30, 2014 were held for working capital purposes and were invested primarily in money market accounts, municipal bonds and government agency bonds. We do not enter into investments for trading or speculative purposes.

Accounts Receivable, Net

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our service delivery and billing activity, cash collections, and changes to our allowance for doubtful accounts. We use days’ sales outstanding, (“DSO”), as a measurement of the quality and status of our receivables. We define DSO as net accounts receivable at period end divided by total revenue for the applicable period, multiplied by the number of days in the applicable period. DSO was 82 days for the quarter ended September 30, 2014 and 86 days at December 31, 2013. The decrease in DSO is primarily due to the timing of payments from customers and mix of customers and products.

Cash Flows

	Nine Months Ended September 30,
	2014	2013
	(Unaudited)
	($ in thousands)
Net cash provided by operating activities	$12,902	$6,768

Net cash used in investing activities(1)	$(3,017)	$(3,609)

Net cash used in financing activities	$(964)	$(10,876)

(1)	Cash used in investing activities is shown net of investment activity of $1.5 million and ($11.4) million for the nine months ended September 30, 2014 and 2013, respectively.

Operating Activities

Cash provided by operating activities primarily consists of net income (loss) adjusted for certain non-cash items including depreciation and amortization, the provision for bad debt, stock-based compensation, deferred income taxes, and the effect of changes in working capital and other activities. Cash provided by operating activities for the first nine months of 2014 was $12.9 million compared to cash provided by operating activities of $6.8 million in the comparable period in 2013. The increase in cash provided by operating activities was primarily a result of changes in operating assets and liabilities of $(0.7) million in the first nine months of 2014 compared to $(2.0) million in the first nine months of 2013. Significant components of the changes in assets and liabilities included an increase in prepaids and other current assets of $1.6 million in 2014 compared to an increase of $3.7 million in 2013, primarily caused by increases in tax-related receivables in the first nine months of 2013, a decrease in other liabilities of $0.1 million in 2014 compared to a decrease of $1.6 million in 2013, and an increase in income taxes payable of $2.1 million during the first nine months of 2014 compared to a decrease of $0.7 million in the first nine months of 2013, offset in part by a decrease of $0.2 million in accrued expenses during the first nine months of 2014 compared to an increase of $1.8 million in the first nine months of 2013, and an increase in deferred revenue of $3.0 in 2014 compared to an increase of $4.5 million in 2013. The increase in cash provided by operating activities is also a result of a change in net income of $2.4 million during the first nine months of 2014 compared to a $1.8 million net loss during the first nine months of 2013.

Investing Activities

Cash used in investing activities in the nine months ended September 30, 2014, net of investment activity, was $3.0 million for the purchase of property and equipment made up primarily of website development costs, computer equipment and related software and internal-use development costs.

Equity Financing Activities

We received proceeds from the exercise of stock options in the amounts of $2.2 million and $1.0 million in the nine months ended September 30, 2014 and 2013, respectively.

On August 4, 2014, our Board of Directors authorized a $20 million stock repurchase program (the “2014 Program”). Under the 2014 Program, we are authorized to repurchase our common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined based on an evaluation of market conditions and other factors. We may elect to implement a Rule 10b5-1 trading plan to make such purchases, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The 2014 Program may be suspended or discontinued at any time. The 2014 Program is funded with cash on hand.

On August 3, 2012, our Board of Directors authorized a $20 million stock repurchase program (the “2012 Program”). We were authorized to repurchase our common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares of common stock repurchased was determined based on an evaluation of market conditions and other factors. We elected to implement a Rule 10b5-1 trading plan to make such purchases, which permits shares of common stock to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The 2012 Program was terminated immediately prior to the commencement of a tender offer on September 25, 2013.

During the three months ended September 30, 2014 we repurchased 311,522 shares of common stock for approximately $2.7 million pursuant to the 2014 Program. During the nine months ended September 30, 2013 we repurchased 2,610,279 shares of common stock for approximately $12.4 million pursuant to the 2012 Program. All repurchased shares were funded with cash on hand.

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

Secondary Offering

In May 2014, we completed a secondary public offering of 5,750,000 shares of common stock at a price of $6.25 per share. All of the shares sold in the secondary public offering were sold by selling stockholders and we did not receive any proceeds from the offering. We incurred fees of approximately $0.5 million related to legal, accounting, and other fees in connection with the secondary public offering, which is included in general and administrative expenses in the Statement of Operations and Comprehensive Income (Loss).

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

The Revolving Credit Facility matures on August 31, 2016. Unless earlier payment is required by an event of default, all principal and unpaid interest will be due and payable on August 31, 2016. At our option, the Revolving Credit Facility bears interest at either the prime rate less 1.00% or the London Interbank Offered Rate (“LIBOR”) plus the applicable LIBOR margin. The applicable LIBOR margin is based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters. As of September 30, 2014, the applicable LIBOR margin was 1.25%.

We are also required to pay an unused line fee on the daily unused amount of our Revolving Credit Facility at a per annum rate based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters. As of September 30, 2014, unused availability under the Revolving Credit Facility totaled $4.0 million and the per annum unused line fee rate was 0.20%.

As of September 30, 2014 and December 31, 2013 there were no amounts outstanding under the revolving loan portion of our Revolving Credit Facility. There was a $1.0 million standby letter of credit (“Letter of Credit”) related to our corporate headquarters lease that was outstanding at September 30, 2014, bringing our available borrowings on the $5.0 million facility to $4.0 million. In the third quarter of 2014, we paid $0.7 million in cash as a security deposit on our corporate headquarters lease. The Letter of Credit, which was also being held against the lease, was cancelled in October 2014.

Borrowings under the Credit Agreement are collateralized by a security interest in substantially all of our assets. Covenants governing the Credit Agreement include the maintenance of certain financial ratios. As of September 30, 2014, we were in compliance with all covenants under the Credit Agreement.

Capital Expenditures

We have made capital expenditures primarily for computer equipment and related software needed to host our websites, internal-use software development costs, as well as for leasehold improvements and other general purposes to support our growth. Our capital expenditures totaled $3.0 million and $3.6 million for the nine month periods ended September 30, 2014 and 2013. A majority of our capital expenditures in the first nine months of 2014 were internal-use development costs and, to a lesser extent, computer equipment and related software. We are not currently party to any purchase contracts related to future capital expenditures.

Contractual Obligations and Commitments

As of September 30, 2014, our principal commitments consist of obligations under leases for office space. The offices are leased under non-cancelable operating lease agreements that expire through 2020. The following table sets forth our commitments to settle contractual obligations in cash as of September 30, 2014:

	Payments Due By Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(Unaudited) ($ in thousands)
Operating leases	$21,113	$4,121	$7,829	$7,660	$1,503

At September 30, 2014, we had a Letter of Credit outstanding in the aggregate amount of $1.0 million. In the third quarter of 2014, we paid $0.7 million in cash as a security deposit on our corporate headquarters lease. The Letter of Credit, which was also being held against the lease, was cancelled in October 2014.

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

Foreign Currency Exchange Risk

We currently have subsidiaries in London, England; Hong Kong; Australia; Singapore; Munich, Germany and Paris, France. Additionally, we have a wholly foreign-owned enterprise formed under the laws of the People’s Republic of China, and a VIE in Beijing, PRC. Approximately 21% of our revenues for the quarter ended September 30, 2014 were derived from customers with billing addresses outside of the United States and our foreign exchange gains/losses were not significant. We currently believe our exposure to foreign currency exchange rate fluctuations is financially immaterial and therefore have not entered into foreign currency hedging transactions. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in the future.

Interest Rate Risk

At September 30, 2014, we had cash, cash equivalents and investments totaling $42.4 million. These amounts were invested primarily in money market accounts, municipal bonds and government agency bonds. The cash, cash equivalents and investments were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

Our exposure to market risk also relates to the amount of interest expense we must pay under our revolving credit facility. The advances under this credit facility bear a variable rate of interest determined as a function of the lender’s prime rate or LIBOR. At September 30, 2014, there were no amounts outstanding under our revolving credit facility.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company is required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) as appropriate, to allow timely decisions regarding required disclosure.

As of September 30, 2014, management, under the supervision of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened litigation against us that could have a material adverse effect on our business, operating results or financial condition. On January 6, 2012, the Company filed Petitions under Formal Procedure with the Massachusetts Appellate Tax Board in connection with the classification of the Company’s wholly-owned subsidiary, TechTarget Securities Corporation, and assessments made by the Massachusetts Department of Revenue, as described in Note 9 in the accompanying consolidated financial statements. A trial took place on April 29, 2014; no decision has been rendered as of the date of this report.

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

The primary source of our revenues is the sale of advertising campaigns to our customers. Our advertising revenues accounted for substantially all of our total revenues for the three months ended September 30, 2014. We believe that advertising spending on the Internet, as in traditional media, fluctuates significantly as a result of a variety of factors, many of which are outside of our control. These factors include:

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

In 2013, we began selling a new suite of products called IT Deal Alert, which is based on our Activity Intelligence analytics. The IT Deal Alert product suite currently consists of Qualified Sales Opportunities and, as announced in March 2014, Account Watch. Our increase in revenues in the first nine months of 2014, compared to the comparable period of 2013, was, in part, attributable to sales of IT Deal Alert products. We expect that IT Deal Alert, as well as the expansion of our IT Deal Alert product offerings, will be major components of our future growth. The failure of our IT Deal Alert products to meet anticipated sales levels, our inability to continue to expand successfully our IT Deal Alert product suite, or the failure of our current or new IT Deal Alert Products to achieve and then maintain widespread customer acceptance would likely have a material adverse effect on our business and financial results. In addition, competitors may develop a service or application that is similar to our IT Deal Alert product suite, which may also result in reduced sales levels for our product offerings.

There are a number of risks associated with expansion of our business internationally that could adversely affect our business.

Approximately 21% of our revenues for the three months ended September 30, 2014 were derived from customers with billing addresses outside of the United States and approximately 29% of our revenues were derived from geo-targeted campaigns, where our target audience is outside North America. We have license and other arrangements in various countries, and maintain direct presences in the United Kingdom, France, Singapore and Australia, as well as operations in China, and Spanish, French, Portuguese and German language websites.

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

We collect information from our users who register on our websites or for services or respond to surveys. Subject to each user’s permission (or right to decline, which we refer to as an “opt-out”, a practice that may differ across our various websites, depending on the applicable needs and requirements of different countries’ laws), we may use this information to inform our users of services that they have indicated may be of interest to them. We may also share this information with our advertising clients for registered members who have elected to receive additional promotional materials and have granted us permission to share their information with third parties. We also collect information on our registered members and users based on their activity on our sites. The United States federal and various state governments have adopted or proposed limitations on the collection, distribution and use of personal information of Internet users. Additionally, several foreign jurisdictions, including the European Union, and the United Kingdom, and Canada, have adopted legislation (including directives or regulations) that may increase the requirements for collecting, or limit our collection and use of, information from Internet users in these jurisdictions. In addition, growing public concern about privacy, data security and the collection, distribution and use of personal information has led to self-regulation of these practices by the Internet advertising and direct marketing industry, and to increased federal and state regulation. In addition, in May 2014, the Obama administration released a report that advocates a framework to address online consumer privacy. Among other things, the report renews calls for privacy legislation based on a Consumer Privacy Bill of Rights. The proposed Consumer Bill of Rights would notably allow consumers the right to exercise control over the collection and use of personal data, including the ability to access and correct personal data, for such personal data to be collected and used in accordance with easily understandable privacy and security policies and expect the secure and responsible handling of personal data. The Obama administration has asked the United States Department of Commerce to work with industry, privacy advocates and other stakeholders to draft legislative text to implement the principles outlined in the White House report. Because many of the proposed laws or regulations are in their early stages, we cannot yet determine the impact these regulations may have on our business over time. Although, to date, our efforts to comply with applicable federal and state laws and regulations have not hurt our business, additional, more burdensome laws or regulations, including more restrictive consumer privacy and data security laws, could be enacted or applied to us or our customers. Such laws or regulations could impair our ability to collect user information that helps us to provide more targeted advertising to our users and detailed lead data to our advertising clients, thereby impairing our ability to maintain and grow our audience and maximize advertising revenue from our clients. Additionally, the FTC and many state attorneys general are applying federal and state consumer protection laws to require that the online collection, use and dissemination of data, and the presentation of website content, comply with certain standards for notice, choice, security and access. Courts may also adopt these developing standards. In many cases, the specific limitations imposed by these standards are subject to interpretation by courts and other governmental authorities. A few states have also introduced legislation that, if enacted, would restrict or prohibit behavioral advertising within the state. In the absence of a federal law pre-empting their enforcement, such state legislation would likely have the practical effect of regulating behavioral advertising nationwide because of the difficulties behind implementing state-specific policies or identifying the location of a particular user. In the event of additional legislation in this area, our ability to effectively target our users may be limited. We believe that we are in compliance with applicable consumer protection laws that apply to us, but a determination by a state or federal agency or court that any of our practices do not meet these laws and regulations could create liability to us, result in adverse publicity and affect negatively our businesses. New interpretations of these standards could also require us to incur additional costs and restrict our business operations.

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

United States and European lawmakers and regulators have recently expressed concern over the use of third party cookies or web beacons for the purpose of online behavioral advertising, and efforts to address these uses may result in broader requirements that would apply to research activities, including understanding our users’ Internet usage. Such actions may have a chilling effect on businesses that collect or use online usage information generally or substantially increase the cost of maintaining a business that collects or uses online usage information, increase regulatory scrutiny and increase the potential of class action lawsuits. In response to marketplace concerns about the usage of third party cookies and web beacons to track user behaviors, the major browser applications have enabled features that allow the user to limit the collection of certain data. These developments could impair our ability to collect user information that helps us provide more targeted advertising to our users. In addition, several browser applications, including but not limited to Microsoft’s Internet Explorer, Mozilla Firefox, Google Chrome and Apple’s Safari browser contain tracking protection features and options that allow users to opt out of ad-tracking cookies and in certain cases block behavioral tracking from specified websites. In the event users implement these tracking features and options, they have the potential to affect our business negatively.

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

In the course of our operating history, we have acquired assets and businesses. Some of our acquisitions have resulted in the recording of a significant amount of goodwill and/or intangible assets on our financial statements. We had approximately $94.0 million of goodwill and $3.5 million of net intangible assets as of September 30, 2014. The goodwill and/or intangible assets were recorded because the fair value of the net tangible assets acquired was less than the purchase price. We may not realize the full value of the goodwill and/or intangible assets. As such, we evaluate goodwill and other intangible assets with indefinite useful lives for impairment on an annual basis or more frequently if events or circumstances suggest that the asset may be impaired. We did not have any intangible assets with indefinite lives as of September 30, 2014 or December 31, 2013. We evaluate other intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. If goodwill or other intangible assets are determined to be impaired, we will write off the unrecoverable portion as a charge to our earnings. If we acquire new assets and businesses in the future, as we intend to do, we may record additional goodwill and/or intangible assets. The possible write-off of the goodwill and/or intangible assets could negatively impact our future earnings and, as a result, the market price of our common stock could decline.

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

In addition, the stock market in general, and historically the market for Internet-related companies in particular, has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. Such litigation, if instituted against us, could result in substantial costs, divert our management’s attention and resources and harm our business, operating results and financial condition.

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

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. A large portion of our outstanding shares of common stock is held by our officers, directors and significant stockholders. Two of the largest percentages of our shares are owned by venture capital funds, which are typically structured to have a finite life. As these venture capital funds approach or pass the respective terms of the fund, the decision to sell or hold our stock may be based not only on the underlying investment merits of our stock but also on the requirements of their internal fund structure. Our directors, executive officers and significant stockholders beneficially own approximately 13.7 million shares of our common stock, which represents 42% of our shares outstanding as of September 30, 2014. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline substantially.

A limited number of stockholders will have the ability to influence the outcome of director elections and other matters requiring stockholder approval.

Our directors, executive officers and significant stockholders beneficially own approximately 42% of our outstanding common stock. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the election of directors, the amendment of our certificate of incorporation and bylaws and the approval of mergers or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by other stockholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities

None.

(b)	Use of Proceeds from Registered Securities

None.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases by the Company during the quarter ended September 30, 2014 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid Per Share *	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2014 – July 31, 2014	—	$—	—	$—
August 1, 2014 –August 31, 2014	311,522	$8.49	311,522	$17,347,004
September 1, 2014 – September 30, 2014	—	$—	—	$17,347,004

Total (2)	311,522	$8.49	311,522	$17,347,004

(1)	On August 5, 2014, the Board of Directors announced the approval of a Stock Repurchase Program (the “2014 Program”), which authorized the Company to purchase up to $20 million of shares of its common stock from time to time on the open market or in privately negotiated transactions.
(2)	All shares were repurchased under the 2014 Program.
*	Price excludes commission of approximately $0.03 per share.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECHTARGET, INC (Registrant)

Date: November 7, 2014	By:	/s/ GREG STRAKOSCH
Greg Strakosch, Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2014	By:	/s/ JANICE KELLIHER
Janice Kelliher, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)

Exhibit Index

Exhibit No.	Description of Exhibit

31.1	Certification of Greg Strakosch, Chief Executive Officer of TechTarget, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, dated November 7, 2014.

31.2	Certification of Janice Kelliher, Chief Financial Officer and Treasurer of TechTarget, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, dated November 7, 2014.

32.1	Certifications of Greg Strakosch, Chief Executive Officer of TechTarget, Inc. and Janice Kelliher, Chief Financial Officer and Treasurer of TechTarget, Inc. pursuant to 18 U.S.C. Section 1350, dated November 7, 2014.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2014 and September 30, 2013, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and September 30, 2013 and (iv) Notes to Consolidated Financial Statements.