Form 10-K
period 2014-12-31
TechTarget Inc
filed 2015-03-13
CIK 1293282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $171.8 million as of June 30, 2014 (based on a closing price of $8.82 per share as quoted by the Nasdaq Global Market as of such date). In determining the market value of non-affiliate common stock, shares of the registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had 32,911,111 shares of Common Stock, $0.001 par value per share, outstanding as of February 27, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report incorporates by reference certain information from the registrant’s definitive proxy statement for the 2015 annual meeting of shareholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2014.

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

Overview

TechTarget, Inc. (“we” or “the Company”) is a Delaware corporation incorporated on September 14, 1999. We are a leading provider of specialized online content and brand advertising that brings together buyers and sellers of corporate information technology (“IT”) products and services. We sell customized marketing programs that enable IT vendors to reach corporate IT decision makers who are actively researching specific purchases. In addition, we offer a number of data analytics solutions that help our customers more efficiently target their sales efforts.

IT professionals have become increasingly specialized, and rely on our network of over 150 websites, each of which focuses on a specific IT sector such as storage, security or networking, for key decision support information tailored to their specific areas of responsibility. We work with our advertising customers to develop customized marketing programs, often providing them with multiple offerings in order to target their desired audience of IT professionals more effectively. Our service offerings address the lead generation, project opportunity information, and branding objectives of our advertising customers. We complement our online offerings with targeted in-person events that enable advertisers to engage buyers directly at critical stages of their decision-making process for IT purchases. The majority of our revenue for 2014, 2013 and 2012 was associated with lead generation advertising, branding campaigns and IT Deal Alert™, which was launched in the fourth quarter of 2012.

We enable IT professionals to navigate the complex and rapidly-changing IT landscape where purchasing decisions can have significant financial and operational consequences. Our content strategy includes three primary sources which IT professionals use to assist them in their pre-purchase research: independent content provided by our professionals, vendor-generated content provided by our customers and user-generated, or peer-to-peer, content. In addition to utilizing our independent content, registered members are able to conduct their pre-purchase research by accessing extensive vendor content across our network of websites. Our network of websites also allows users to seamlessly interact and contribute content, which is highly valued by IT professionals during their research process. As of December 31, 2014, we employed over 150 full-time editors who create original content tailored for specific audiences, which we complement with content through our association with outside industry experts.

We have approximately 15.3 million registered members as of December 31, 2014. The targeted nature of our user base enables IT vendors to reach a specialized audience efficiently because our content is highly segmented and aligned with the IT vendors’ specific products and services. We have a broad customer base and, during 2014, we delivered advertising campaigns for approximately 1,300 customers.

Please refer to Item 6, Selected Financial Data, for detailed information about our revenues, net income, total assets and other financial results.

Business Trends

The following discussion highlights key trends affecting our business.

•	Macro-economic Conditions and Industry Trends. Because most of our customers are IT vendors, the success of our business is intrinsically linked to the health, and subject to the market conditions, of the IT industry. In 2014, we did not see any meaningful improvement in the IT market and many of our customers continue to be revenue-challenged. As a result, marketing budgets continue to be under pressure and our growth was driven in large part by the return on the investments we made in our direct international operations during the downturn as well as our data analytics suite of products, IT Deal Alert, which is driving market share gains for us. While we will continue to invest in these growth areas, management will continue to carefully control discretionary spending such as travel and entertainment, and the filling of new and replacement positions, in an effort to maintain profit margins and cash flow.

•	Customer Demographics. In the year ended December 31, 2014, our revenue from our top 12 global customers increased by approximately 27%, our mid-sized customers (our next largest 100 customers) increased by approximately 15% and our smaller customers increased by approximately 26%, over the prior year period. We believe that the growth in these segments was primarily driven by international sales and our IT Deal Alert product portfolio, as opposed to any inherent upturn in the market. All three customer segments continued to report a challenging environment, and this translated into our customers remaining cautious with their marketing expenditures.

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

Our Solution

Our specialized content strategy enables IT vendors to reach corporate IT professionals who are actively researching purchases in specific IT sectors. Our online network of websites is complemented by conferences, seminars and other in-person events. IT professionals rely on our platform for decision support information tailored to their specific purchasing needs. Our solution benefits from the following competitive advantages:

•	Large and Growing Community of Registered Members. We have approximately 15.3 million registered members as of December 31, 2014. The targeted nature of our user base enables IT vendors to reach a specialized audience efficiently because our content is highly segmented and aligned with the IT vendors’ specific products and services.

•	Strong Advertiser Relationships. Since our founding in 1999, we have developed a broad customer base. During 2014, we delivered advertising campaigns for approximately 1,300 customers.

•	Substantial Experience in Online Media. We have over 15 years of experience in developing our online media content, with a focus on providing targeted information to IT professionals and a targeted audience to vendors. Our experience enables us to develop new online properties rapidly and to acquire and efficiently integrate select properties that further serve IT professionals. We have also developed an expertise in implementing integrated, targeted marketing campaigns designed to maximize the measurability of, and improvement in, ROI.

•	Proprietary Data on the Research Behavior of our Registered Members and Site Visitors. Through our Activity Intelligence™ product platform, we collect information on millions of interactions that our members and visitors, and the companies that they are associated with, have with the content on our websites and in our e-mails. Collection and analysis of this information allows us to increase the relevance of our informational offerings to our members and improves our advertisers’ ROI by allowing us to deliver more qualified prospects.

•	Significant Brand Recognition Among Advertisers and IT Professionals. Our brand is well-recognized by advertisers who value our integrated marketing capabilities and high-ROI advertising programs. At the same time, our sector-specific websites command brand recognition among IT professionals, who rely on these websites because of their specificity and depth of content.

•	Favorable Search Engine Rankings. Due to our long history of using a targeted approach toward online publishing, our network of websites has produced a large repository of archived content that allows us to appear on search result pages when users perform targeted searches on search engines such as Google. We are successful in attracting traffic from search engines, which, in turn, increases our registered membership.

•	Proprietary Lead Management Technology. Our proprietary lead management technology enables IT vendors to prioritize and efficiently manage the leads we provide, improving the efficacy of their sales teams and optimizing the ROI on their marketing expenditures with us.

Our solutions increase efficiency for both IT professionals and IT vendors, which facilitates the ability of IT professionals to find specific information related to their purchase decisions, while enabling IT vendors to reach IT buyers who are actively researching specific solutions related to vendors’ products and services. Our solutions benefit IT professionals and IT vendors in the following ways:

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

Our Strategy

Our goal is to deliver superior performance by enhancing our position as a leading provider of specialized content that connects IT professionals with IT vendors in the sectors and sub-sectors that we serve. In order to achieve this goal, we intend to:

•	Continue to Develop Our Content Platform and Service Offerings. We intend to continue to launch additional websites and develop our platform in order to capitalize on the ongoing shift from traditional broad-based media toward more focused online content that increases the efficiency of advertising spending. We intend to capture additional revenues from existing and new customers by continuing to develop our content and further segment it to deliver an increasingly specialized audience to the IT vendors who advertise across our media. We also intend to continue to deliver a highly engaged and growing audience to advertisers and to develop innovative marketing programs.

•	Expand into Complementary Sectors. We intend to complement our current offerings by continuing to expand our business in order to capitalize on strategic opportunities in existing, adjacent, or new sectors that we believe to be well-suited to our business model and core competencies. Based on our experience, we believe we are able to capitalize rapidly and cost-effectively on new market opportunities.

•	Continue to Expand Our International Presence. We intend to continue to expand our reach into our addressable market by increasing our presence in countries outside the United States. We have pursued this strategy by launching our own websites directed at users in the United Kingdom in 2008, India and Spain in 2009, China and Australia in 2010, and Singapore in 2012. We also expanded by acquiring the Computer Weekly and MicroScope online properties in the United Kingdom in 2011 and E-Magine Médias SAS, which we call LeMagIT, in France in 2012. In 2013, we launched German and Portuguese language websites as well as websites directed at users in Latin America. We expect to further penetrate foreign markets by directly launching additional sector specific websites directed at these foreign locales and at additional international markets and, if deemed appropriate, making strategic acquisitions and investments in overseas entities. During 2014, approximately 30% of our total revenues were derived from international geo-targeted campaigns, where our target audience is outside North America. We believe that our integrated product offering across regions continues to resonate with international marketers and is contributing to our successful results. We plan on continuing to invest in these capabilities as we seek opportunities to increase our global reach.

•	Selectively Acquire or Partner with Complementary Businesses. We have used acquisitions in the past as a means of expanding our content and service offerings, web traffic and registered members. Our acquisitions to date can be classified into three categories: content-rich blogs or other individually published sites, typically generating less than one million dollars in annual revenues; early stage revenue sites, typically generating between one and five million dollars in annual revenues; and later stage revenue sites, typically generating greater than five million dollars in annual revenues. We intend to continue to pursue selected acquisition or partnership opportunities in our core markets and in adjacent markets for products with similar characteristics.

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

The diagram below provides a representation of the key market opportunities we address for our advertisers:

The TechTarget Universe: where serious technology buyers decide

Media Groups

Based upon the logical clustering of our users’ respective job responsibilities and the marketing focus of the products being advertised by our customers, we currently categorize our content offerings to address the key market opportunities and audience extensions across nine distinct media groups. Each of these media groups services a wide range of IT vendor sectors and sub-sectors and is driven by the key areas of IT professionals’ interests described below:

•

Security. Every aspect of enterprise computing now depends on secure connectivity, data and applications. The security sector is constantly growing to adapt to new forms of threats and to secure new technologies such as mobile devices, wireless networks and virtualized systems and cloud computing solutions. Compliance regulations, cloud computing adoption, and highly publicized identity and intellectual property thefts are driving interest and investment in increasingly sophisticated security solutions that supplement common “perimeter” security solutions such as firewalls and antivirus software. Our online properties in this sector, which include SearchSecurity.com, SearchCloudSecurity.com, SearchFinancialSecurity.com, and

SearchMidMarketSecurity.com, offer navigable and structured guides on IT vendor and technology solutions in key sub-sectors such as network security, intrusion defense, identity management and authentication, data and application security, security-as-a-service, cloud security and security information management software.

•	Networking. Broadly defined, the networking market includes the hardware, software and services involved in the infrastructure and management of both Enterprise and Carrier voice and data networks. As new sub-sectors of networking have emerged and grown in importance, IT networking professionals have increasingly focused their investments in such technologies as VoIP, wireless and mobile computing, social networking and collaboration, application performance, data center fabrics, convergence, software-defined networking (“SDN”) and providing cloud services. Our online properties in this sector, which include SearchNetworking.com, SearchEnterpriseWAN.com, SearchUnifiedCommunications.com, SearchMobileComputing.com, SearchSDN.com and SearchTelecom.com, aim to address the specialized needs of these IT networking professionals by offering content targeted specifically to these emerging growth areas.

•	Storage. The storage sector consists of the market for disk storage systems and tape hardware and software that store and manage data. Growth is fueled by trends inherent in the industry, such as the ongoing need to maintain and supplement data stores, and by external factors, such as expanded compliance regulations and increased focus on disaster recovery solutions. Recent trends reflect an increased emphasis on solid state storage and cloud storage. At the same time, established storage sub-sectors, such as backup and Storage Area Networks (“SAN”s) have been invigorated by new technologies such as disk-based backup, continuous data protection, data deduplication and storage virtualization. Our online properties in this sector, which include SearchStorage.com, SearchDataBackup.com, SearchSMBStorage.com, SearchDisasterRecovery.com, SearchVirtualStorage.com, SearchCloudStorage.com, and SearchSolidStateStorage.com, address IT professionals seeking solutions in key sub-sectors such as fibre channel SANs, solid state storage, virtualization IP & iSCSI SANs, Network Attached Storage (“NAS”), backup hardware and software, and storage management software. The audience at our in-person Storage Decisions conference is comprised almost exclusively of storage decision makers from within IT organizations. This event is supplemented by regional seminars on storage topics.

•	Data Center and Virtualization Technologies. Data centers house the systems and components, such as servers, storage devices, routers and switches, utilized in large-scale, mission-critical computing environments. A variety of trends and new technologies have reinvigorated the data center as a priority among IT professionals. Technologies, such as blade servers, server virtualization, converged infrastructure and cloud computing, have driven renewed investment in data center-class computing solutions. Server consolidation is a focus, driven by the decline in large-scale computing prices relative to distributed computing models. These trends have put pressure on existing data center infrastructure and are driving demand for solutions that address this. For example, the deployment of high-density servers has led to increased heat output and energy consumption in data centers. Power and cooling have thus become a significant cost in IT budgets, making data center energy efficiency a priority. Our key online properties in this sector provide targeted information on the IT vendors, technologies and solutions that serve these sub-sectors. Our properties in this sector include SearchDataCenter.com, covering disaster recovery, power and cooling, mainframe and UNIX® servers, systems management, and server consolidation; SearchEnterpriseLinux.com, focused on Linux migration and infrastructures; Search400.com, covering mid-range computing and SearchCloudComputing.com and SearchAWS.com which cover private, public and hybrid cloud infrastructure. SearchServerVirtualization.com covers the decision points and alternatives for implementing server virtualization, while SearchVMware.com focuses on managing and building out virtual environments on the most widely-installed server virtualization platform.

We also cover servers, application and desktop solutions deployed in distributed computing environments. The dominant platform, Windows, no longer represents an offering of discrete operating systems but rather a diverse computing environment with its own areas of specialization around IT. As Windows servers have become more stable and scalable, they have taken share in data centers and currently represent one of the largest server sub-sectors. Given the breadth of the Windows market, we have segmented our Windows-focused media based on IT professionals’ infrastructure responsibilities and purchasing focus. Our online properties in this sector include SearchWindowsServer.com, covering servers, storage, and systems management; SearchDomino.com and SearchExchange.com, each targeted toward senior management for distributed computing environments. This network of sites provides resources and advice to IT professionals pursuing solutions related to such topics as Windows backup and storage, server consolidation, and upgrade planning. SearchEnterpriseDesktop.com and LabMice.net focus on the deployment and management of end-user computing environments. SearchConsumerization.com covers the IT management issues surrounding the increasing deployment of personal technologies such as tablets and smartphones in the workplace. Combined with our two properties that focus on server virtualization, SearchVirtualDesktop.com and BrianMadden.com, each focusing on desktop virtualization, gives us a comprehensive offering addressing the fast-growing area of virtualization technologies. Our online offerings in this sector are supplemented by in-person regional seminars. Our BriForum conferences focus on desktop virtualization and related technologies.

•	CIO/IT Strategy. Our CIO/IT Strategy media group provides content targeted at Chief Information Officers (“CIOs”), and senior IT executives, enabling them to make informed IT purchases throughout the critical stages of the purchase decision process. CIOs’ areas of interest generally align with the major sectors of the IT market; however, CIOs increasingly are focused on the alignment between IT and their businesses’ operations. Data center consolidation, compliance, ITIL/IT service management, disaster recovery/business continuity, risk management and outsourcing as well as including Software as a Service (“SaaS”) and cloud computing have all drawn the attention of IT executives who need to understand the operational and strategic implications of these issues and technologies on their businesses. Accordingly, our targeted information resources for senior IT executives focus on ROI, implementation strategies, best practices and comparative assessment of vendor solutions related to these initiatives. Our online properties in this sector include SearchCIO.com, which provides CIOs in large enterprises with strategic information focused on critical purchasing decisions; and SearchCompliance.com, which provides advice on IT-focused regulations and standards to IT and business executives and other senior IT managers. The CIO/IT Strategy media group also includes online resources and events targeted to IT decision makers in prominent vertical industries. SearchHealthIT.com provides strategic IT purchasing information and advice to senior IT and clinical professionals in hospitals, medical centers, university health centers and other care delivery organizations, as well as organizations in the life sciences sector.

•	Business Applications and Analytics. Our Business Applications and Analytics media group focuses on mission critical software such as enterprise resource planning (“ERP”), databases and business intelligence, content management enterprise resource planning, and customer facing applications such as customer relationship management (“CRM”) software for mid-sized and large companies. Because these applications are critical to the overall success of the businesses that use them, there is a high demand for specialized information by IT and business professionals involved in their purchase, implementation, and ongoing support. Our applications-focused properties in this sector include SearchCRM.com, SearchOracle.com, SearchSAP.com, SearchFinancialApplications.com and SearchManufacturingERP.com. These sites are leading online resources that provide this specialized information to support mission critical business applications such as CRM, sales force automation, databases and ERP software. The information produced by these applications is seen as a corporate asset that is essential for gaining competitive advantage through informed, data-driven decisions that can help improve operational efficiency, enable business agility, and improve sales effectiveness and customer service. As a result, business intelligence and analytics have become pervasive as various organizations increasingly rely on mission critical information to optimize their businesses. Our sites BeyeNETWORK.com, SearchBusinessAnalytics.com, SearchDataManagement.com and SearchContentManagement.com, cover the business intelligence, data management, content management, and collaboration disciplines associated with such initiatives. SearchCloudApplications.com focuses on cloud-based or SaaS deployments of key business applications.

•	Application Architecture and Development. The application architecture and development sector is comprised of a broad landscape of tools and languages that enable developers, architects and project managers to build, customize and integrate software for their businesses. Our application architecture and development online properties focus on development in enterprise environments, the underlying languages such as .NET, Java and XML as well as related application development tools and integrated development environments (“IDEs”). Several trends have had a profound impact on this sector and are driving growth. The desire for business agility with more flexible and interoperable applications architecture continues to propel interest in Service-Oriented Architecture (“SOA”) and Business Process Management (“BPM”). Application integration, application testing and security, as well as AJAX and rich Internet applications are also key areas of continuing focus for vendors and developers. Our online properties in this sector include TheServerSide.com, which hosts independent communities of developers and architects; Ajaxian.com, which serves web developers of rich Internet applications and SearchWinDevelopment.com, which serves Windows developers who use the .Net platform. SearchSoftwareQuality.com offers content focused on application testing and quality assurance while SearchSOA.com and eBizQ.net serve Architects, IT Managers and Line of Business Executives who are interested in building out service oriented architectures, BPM and working with related technologies.

•

Channel. Our Channel sites address the information needs of channel professionals—which we have classified as resellers, value added resellers, solution providers, systems integrators, service providers, managed service providers, and consultants—in the IT market. As IT professionals have become more specialized, IT vendors have actively sought resellers with specific expertise in the vendors’ sub-sectors. Like IT professionals, channel professionals require more focused technical content in order to operate successful businesses in the markets in which they compete. The resulting dynamics in the IT channel are well-suited to our integrated, targeted content strategy. Our online properties in this sector include SearchITChannel.com and SearchCloudProvider.com. In addition to these websites, TechTarget channel media is able to profile channel professionals accessing information on any website within the TechTarget Network. As channel professionals resell, service and support hardware, software and services from vendors in a particular IT sector, the key areas of focus tend to parallel those for the sub-sectors addressed by our IT-focused properties: for storage, backup, storage virtualization and network storage solutions such as fibre channel SANs, NAS, IP SANs; for security, intrusion defense, compliance and identity management; for networking, wireless, network security and VoIP; for systems, consolidation, cloud, converged infrastructure and server virtualization.

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

Online Offerings

Core Online. Our network of websites forms the core of our content platform. Our websites provide IT professionals with comprehensive decision support information tailored to their specific areas of responsibility and purchasing decisions. Through our websites, we offer a variety of online media offerings to connect IT vendors to IT professionals.

Lead Generation. Our lead generation offerings allow IT vendors to maximize ROI by capturing qualified sales leads from the distribution and promotion of content to our audience of IT professionals. All of our lead generation campaigns offer the Activity Intelligence Dashboard, a technology platform that gives our customers’ marketers and sales representatives a real-time view of their prospects, which includes insights on the research activities of technology buying teams, including at an account level. Lead generation offerings may also include an additional service, TechTarget Re-Engage (formerly called Nurture & Qualify), which helps both technology marketers and their sales teams to identify highly active prospects, detect emerging projects, retarget interested buying teams, and accelerate engagement with specific accounts.

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

Branding. Our branding offerings provide IT vendors exposure to targeted audiences of IT professionals actively researching information related to their products and services and include display advertising (including banners) and custom offerings. Display advertising can be purchased on specific websites within our network and against specific audience or technology segments. Through an offering called Spoke™, we can also provide our advertisers with brand exposure to our audience outside of our network of owned and operated websites, with the same types of targeting criteria available within our network. These offerings give IT vendors the ability to increase their brand awareness to highly specialized IT sectors.

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

•	IT Deal Alert: Qualified Sales Opportunities™ is a product that profiles specific in-progress purchase projects, including information on scope and purchase considerations.

•	IT Deal Alert: Priority Engine™ (a rebranding of Account Watch™, which we launched in 2014) is a subscription service powered by our Activity Intelligence platform which integrates with salesforce.com. The service delivers information to allow marketers and sales personnel to identify accounts actively researching new technology purchases, and to reach active prospects within those organizations that are relevant to the purchase.

•	IT Deal Alert: Deal Data™ is a customized solution aimed at sales intelligence and data scientist functions within our customers that makes our Activity Intelligence data directly consumable by the customer’s internal applications. Deal Data is being introduced in the first quarter of 2015.

Events

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

Customers

We market to IT vendors targeting a specific audience within an IT sector or sub-sector. We maintain multiple points of contact with our customers in order to provide support throughout a given organization and during critical stages of the sales cycle. As a result, individual customers often run multiple advertising programs with us in order to reach discrete portions of our targeted audience. Our services are generally delivered under short-term contracts that run for the length of a given advertising program, typically less than six months. Since our founding in 1999, we have developed a broad customer base that now comprises approximately 1,300 active advertisers. During 2014, no single customer represented 10% or more of total revenue.

Please refer to Note 13 – Segment Information in the accompanying Notes to Consolidated Financial Statements for geographic data related to our revenues and long-lived assets.

Sales and Marketing

Since our inception in 1999, we have maintained an internal direct sales department that works closely with existing and potential customers to develop customized marketing programs that provide highly targeted access to IT professionals. We organize the sales force by the sector-specific media groups that we operate and have a global accounts team that works with our largest advertisers. We believe that our sector-specific sales organization and integrated approach to our service offerings allows our sales personnel to develop a high level of expertise in the specific sectors they cover and to create effective marketing programs tailored to the customer’s specific objectives. As of December 31, 2014, our sales and marketing staff consisted of approximately 312 people. The majority of our sales staff is located in our Newton, Massachusetts headquarters and our offices in San Francisco, California and London, England.

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

Technological Infrastructure

We have developed an expandable operations infrastructure using hardware and software systems from established IT vendors to maintain our websites and online offerings. Our system hardware is co-located at an offsite data center. All of the critical components of the system are redundant, allowing us to withstand unexpected component failure and to undergo maintenance and upgrades. Our infrastructure is scalable, enabling us to make additions that fit into the existing environment as our system requirements grow based on traffic and member growth. Our critical data is copied daily to backup tapes, which are sent to an off-site storage facility. We maintain a quality assurance process to constantly monitor our servers, processes and network connectivity. We have implemented these various redundancies and backup systems in order to minimize the risk associated with damage from fire, power loss, telecommunications failure, break-ins, computer viruses and other events beyond our control. We believe that continued development of our technological infrastructure is critical to our success. We have made, and expect to continue to make, technological improvements in this infrastructure to improve our ability to service our users and customers.

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

User Privacy

We gather in-depth business information about our registered members who consent to provide us such information through one or more of the online registration forms displayed on our websites. We also gather information about users of certain content on our websites by tracking their content consumption or the content consumption of the companies they work for. We post our privacy policies on our websites so that our users can access and understand the terms and conditions applicable to the collection and use of their information. Our privacy policies disclose the types of information we gather, how we use it, and how a user can correct or change this information, including how a user can unsubscribe to our communications and those of our partners. Our privacy policies also explain the circumstances under which we share a user’s information and with whom. Users who register for our websites have the option of indicating specific areas of interest in which they are willing to receive offers via e-mail or postal mail; these offers contain content created either by us or our third-party IT vendor customers. To protect our obligations to our users, we impose constraints that are generally consistent with our privacy policies on the customers to whom we provide user data. Additionally, when we provide lists to third parties, including to our advertiser customers, it is under contractual terms that are generally consistent with our obligations to users set forth in our privacy policies as well as applicable laws and regulations.

Consumer Protection Regulation

General. Advertising and promotional activities presented to visitors on our websites are subject to federal and state consumer protection laws that regulate unfair and deceptive practices. We are also subject to various other federal and state consumer protection laws, including the ones described below. With respect to our non-U.S. business, we are also subject to the laws and regulations of various other jurisdictions in which we target users. With respect to our non-U.S. business, we are also subject to the laws and regulations of various other jurisdictions in which we target users.

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

Other Consumer Protection Regulation. The FTC and many state attorneys general are applying federal and state consumer protection laws to require that the online collection, use and dissemination of data, and the presentation of web site content, comply with certain standards for notice, choice, security and access. In many cases, the specific limitations imposed by these standards are subject to interpretation by courts and other governmental authorities, and courts may adopt these developments as law. In addition, on December 20, 2007, the FTC published for public comment proposed principles to address consumer privacy issues that may arise from so-called “behavioral targeting” (i.e. the tracking of a user’s online activities in order to deliver advertising tailored to his or her interests) and to encourage industry self-regulation for public content. On February 12, 2009, following public comment, the FTC released a Staff Report with its revised principles for self-regulation of behavioral targeting. Although the FTC excluded from the principles both “first-party” behavioral advertising and contextual advertising (each being the types of behavioral targeting activities in which we are currently primarily engaged), with respect to other types of behavioral targeting that include the storage of more, and potentially sensitive, data or that collects information outside of the “traditional Web site context” (such as through a mobile device or by an ISP), the FTC has stated that it will continue to evaluate self-regulatory programs. Further, through a preliminary Staff Report published on December 1, 2010, the FTC indicated that it is considering regulations regarding behavioral targeting which may include implementation of a more rigorous opt-in regime. An opt-in policy would prohibit businesses from collecting and using information obtained through behavioral targeting activities from individuals who have not voluntarily consented. In 2012, the FTC issued further clarifying guidance regarding consumer privacy and data collection with a particular focus on the mobile environment. A few states have also introduced legislation that, if enacted, would restrict or prohibit behavioral advertising within the state. In the absence of a federal law pre-empting their enforcement, such state legislation would likely have the practical effect of regulating behavioral advertising nationwide because of the difficulties behind implementing state-specific policies or identifying the location of a particular consumer.

In addition, several foreign governmental bodies, including the European Union, the United Kingdom, France and Canada have regulations dealing with the collection and use of personal information obtained from their citizens, some of which we may be subject to as a result of the expansion of our business internationally. Regulations in these territories have focused on the collection, use, disclosure and security of information that may be used to identify or that actually identifies an individual, such as an e-mail address or a name. Further, within the European Union, certain member state data protection authorities regard IP addresses as personal information, and legislation adopted recently in the European Union and France requires informed consent for the placement of a cookie on a user device. We believe that we are in compliance with the regulations that apply to us; however, such laws may be modified and new laws may be enacted in the future.

We believe that we are operating our business in compliance with the regulations that apply to us. However, such laws may be modified or subject to interpretation by governmental agencies or the courts, or, new laws may be enacted in the future, all of which could impact our business and results of operations.

Intellectual Property

We regard our copyrights, domain names, trademarks, trade secrets and similar intellectual property as important to our success, and we rely upon copyright, trademark and trade secrets laws, as well as confidentiality agreements with our employees and others, and protective contractual provisions, to protect the proprietary technologies and content that we have developed. We pursue the registration of our material trademarks in the United States and elsewhere. Currently, our TechTarget trademark and logo, as well as the KnowledgeStorm and certain other marks and logos, are registered federally in the United States and selected foreign jurisdictions and we have applied for U.S. and foreign registrations for various other marks. In addition, we have registered over 1,500 domain names that are or may be relevant to our business, including “www.techtarget.com,” “www.knowledgestorm.com,” “www.bitpipe.com,” “www.technologyguide.com” and those leveraging the “search” prefix used in the branding of many of our websites. We also incorporate a number of third-party software products into our technology platform pursuant to relevant licenses. Some of this software is proprietary and some is open source. We use third-party software to maintain and enhance, among other things, the content generation and delivery, and support our technology infrastructure. We are not substantially dependent upon these third-party software licenses, and we believe the licensed software is generally replaceable, by either licensing or purchasing similar software from another vendor or building the software functions ourselves.

Employees

As of December 31, 2014, we had 686 employees. Other than a small number of employees in the United Kingdom and France, none of our current employees is represented by a labor union or is the subject of a collective bargaining agreement.

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

Item 1A.	Risk Factors

Our business is subject to various risks and uncertainties which may affect our business, our operating results and our share price, among other things. Any of the following risks or uncertainties could adversely impact our business, financial condition and operating results, among other things.

Risks Relating to Our Business and Operations

Because we depend on our ability to generate revenues from the sale of advertising campaigns, fluctuations in advertising spending could have an adverse effect on our operating results.

The primary source of our revenues is the sale of advertising campaigns to our customers. Our advertising revenues accounted for substantially all of our total revenues for the twelve months ended December 31, 2014. We believe that advertising spending on the Internet, as in traditional media, fluctuates significantly as a result of a variety of factors, many of which are outside of our control. These factors include:

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

Because all of our clients are in the IT industry, the success of our business is closely linked to the health, and subject to market conditions, of the IT industry. The IT industry is characterized by, among other things, volatile quarterly results, uneven sales patterns, short product life cycles, rapid technological developments and frequent new product introductions and enhancements. As a result, our customers’ advertising budgets, which are often viewed as discretionary expenditures, may increase or decrease significantly over a short period of time. Many of our customers have reassessed and will, for the foreseeable future, be likely to continue to scrutinize their spending on advertising campaigns. Prior market downturns in the IT industry have resulted in declines in advertising spending, which can cause longer sales cycles, deferral or delay of purchases by IT vendors and generally reduced expenditures for advertising and related services. Our revenues and profitability depend on the overall demand for advertising services from our customers. We believe that demand for our offerings has been in the past, and could be in the future, disproportionately affected by fluctuations, disruptions, instability or downturns in the IT industry, which may cause customers and potential customers to exit the industry or delay, cancel or reduce any planned expenditures for our advertising offerings. Any slowdown in the formation of new IT companies, or decline in the growth of existing IT companies, may cause a decline in demand for our offerings.

In addition, the advertising budgets of our customers may fluctuate as a result of:

•	weakness in corporate IT spending, resulting in a decline in IT advertising spending, a continued trend that we have seen and that may continue;

•	increased concentration in the IT industry as a result of consolidations, leading to a decrease in the number of current and prospective customers, as well as an overall reduction in advertising;

•	reduced spending by combined entities following such consolidations; and

•	the timing of advertising campaigns around new product introductions and initiatives.

Our future growth will depend in large part on continued increased sales of our IT Deal Alert product suite.

In 2013, we began selling a new suite of products called IT Deal Alert, which is based on our Activity Intelligence analytics. The IT Deal Alert product suite currently consists of Qualified Sales Opportunities and Account Watch, which was rebranded as Priority Engine in 2015. Our increase in revenues in the year ended December 31, 2014, compared to the comparable period of 2013, was, in part, attributable to sales of IT Deal Alert products. We expect that IT Deal Alert, as well as the expansion of our IT Deal Alert product offerings, will be major components of our future growth. The failure of our IT Deal Alert products to meet anticipated sales levels, our inability to continue to expand successfully our IT Deal Alert product suite, or the failure of our current or new IT Deal Alert products to achieve and then maintain widespread customer acceptance could have a material adverse effect on our business and financial results. In addition, competitors may develop a service or application that is similar to our IT Deal Alert product suite, which could also result in reduced sales for those product offerings.

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

If we are unable to deliver content and services that attract and retain a critical mass of users, our ability to attract advertisers may be affected, which could in turn have an adverse effect on our revenues.

Our success depends on our continued ability to deliver original and compelling content and services to attract and retain users, as well as our ability to garner a critical mass of users of our websites. Our user base is comprised of corporate IT professionals who demand specialized websites and events tailored to the sectors of the IT products for which they are responsible and that they purchase. Our content and services may not continue to attract and retain a critical mass of users necessary to attract advertisers and generate revenues consistent with our historical results and expectations of future results. We also may not develop new content or services in a timely or cost-effective manner. Our ability to develop and produce this specialized content successfully is subject to numerous uncertainties, including our ability to:

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

If we are not successful in maintaining and growing our user base through the deployment of targeted and compelling content, our ability to retain and attract advertisers may be affected, which could in turn have an adverse effect on our revenues.

We depend upon Internet search engines to attract a significant portion of the users who visit our websites, and if we were listed less prominently in search result listings as a result of changes in the search engines’ algorithms or otherwise, our business and operating results would be harmed.

We derive a significant portion of our website traffic from users who search for IT purchasing content through Internet search engines, such as Google, MSN, Bing and Yahoo!. A critical factor in attracting users to our websites is whether we are prominently displayed in response to an Internet search relating to IT content. Search result listings are determined and displayed in accordance with a set of formulas or algorithms developed by the particular Internet search engine. The algorithms determine the order of the listing of results in response to the user’s Internet search. From time to time, search engines revise their algorithms. In some instances, these modifications may cause our websites to be listed less prominently in unpaid search results, which will result in decreased traffic from search engine users to our websites. Our websites may also become listed less prominently in unpaid search results for other reasons, such as search engine technical difficulties, search engine technical changes and changes we make to our websites. In addition, search engines have deemed the practices of some companies to be inconsistent with search engine guidelines and have decided not to list their websites in search result listings at all. Although in certain cases, we could mitigate algorithm changes affecting our traffic with increased marketing expenditures. If we are listed less prominently or not at all, in search result listings, traffic to our websites could decline, which could impact our operating results. Increased marketing spend to increase site traffic could also impact our results of operations.

There are a number of risks associated with expansion of our business internationally that could adversely affect our business.

Approximately 22% of our revenues for the year ended December 31, 2014 were derived from customers with billing addresses outside of North America. Additionally, approximately 30% of our revenues were derived from geo-targeted campaigns, which are campaigns that are targeted at users who reside outside of North America. We have offices in the United Kingdom, France, Germany, Singapore and Australia, as well as operations in China. We also publish websites in Spanish, French, German, Portuguese and Chinese, targeting users worldwide who speak those languages.

In addition to many of the same challenges we face domestically, there are additional risks and costs to doing business in international markets, including:

•	limitations on our activities in foreign countries where we have granted rights to existing business partners;

•	the degree to which our foreign-based customers transition from print to online advertising;

•	the adaptation of our websites and advertising programs to meet local needs;

•	our foreign-based competitors having greater resources and more established relationships with local advertisers;

•	more restrictive data protection regulation, which may vary by country and for which there may be little or no guidance;

•	more extensive labor regulation, which may vary by country;

•	difficulties in staffing and managing multinational operations;

•	difficulties in finding appropriate foreign licensees or joint venture partners;

•	distance, language and cultural differences in doing business with foreign entities;

•	foreign political and economic uncertainty;

•	less extensive adoption of the Internet as an information source and increased restriction on the content of websites;

•	currency exchange-rate fluctuations; and

•	potential adverse tax requirements.

As a result, we may face difficulties and unforeseen expenses in expanding our business internationally and, even if we attempt to do so, we may be unsuccessful, which could harm our business, operating results and financial condition.

There are risks of doing business in China as a telecommunications company that include an inability to own a Chinese operating company.

There are substantial risks and uncertainties regarding the interpretation and application of the laws and regulations of the People’s Republic of China, or PRC, including, but not limited to, the laws and regulations governing our business in the PRC, and the enforcement and performance of the contractual arrangements between our wholly-owned subsidiary, TechTarget (Beijing) Information Technology Consulting Co., Ltd, or TTGT China, and our affiliated Chinese entity, Keji Wangtuo (Beijing) Information Technology Co., Ltd, or Keji Wangtuo, and its shareholders. We are considered a foreign person under PRC law. As a result, we are subject to PRC law limitations on foreign ownership of companies engaged in value-added telecommunications services, including internet and advertising services. Accordingly, we operate our websites and our online advertising business in China through Keji Wangtuo, a company wholly-owned by two citizens of the PRC; we have no equity ownership interest in Keji Wangtuo. Keji Wangtuo holds the licenses and approvals necessary to operate our websites and online advertising business in China. Through our wholly-owned subsidiary, TTGT China, we have contractual arrangements with Keji Wangtuo and its shareholders that allow us to substantially control and operate Keji Wangtuo and give us the economic benefit of those operations. We cannot be sure that we will be able to enforce these contracts or that they will be as effective in exercising control over Keji Wangtuo as direct ownership. Although we believe we are in compliance with current PRC regulations, we cannot be sure that the Chinese government would agree that our operating and equity arrangements with Keji Wangtuo comply with Chinese law. If the Chinese government determines that we are not in compliance with applicable law, it could revoke our business and operating licenses, require us to discontinue or restrict our operations, restrict our right to collect revenues, block our websites in China, require us to restructure our Chinese operations, impose additional conditions or requirements with which we may not be able to comply, impose restrictions on our business operations or on our customers, or take other regulatory or enforcement actions against us that could be harmful to our business in China.

Competition for advertisers is intense, and we may not compete successfully, which could result in a material reduction in our market share, the number of our advertisers and our revenues.

We compete for potential advertisers with a number of different types of offerings and companies, including: broad-based media outlets, such as television, newspapers and business periodicals that are designed to reach a wide audience; general purpose portals and search engines; and offline and online offerings of media companies that produce content specifically for IT professionals, including International Data Group, United Business Media, QuinStreet and CNet. Advertisers may choose our competitors over us not only because they prefer our competitors’ online and events offerings to ours but also because advertisers prefer to utilize other forms of advertising offered by our competitors that are not offered by us and/or to diversify their advertising expenditures. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. They may also offer different pricing than we do which could be more attractive to advertisers. Competitors have historically and may continue to respond to market conditions by lowering prices to try to attract our customers. As a result, we could lose market share to our competitors in one or more of our businesses and our revenues could decline.

We may not innovate at a successful pace, which could harm our operating results.

Our industry is rapidly adopting new technologies and standards to create and satisfy the demands of users and advertisers. It is critical that we continue to innovate by anticipating and adapting to these changes to ensure that our content-delivery, lead generation and IT Deal Alert products and services remain effective and interesting to our users, advertisers and partners. In addition, we may need to make significant expenditures to achieve these goals. If we fail to accomplish these goals, we may lose users and the advertisers that seek to reach those users, which could harm our operating results. Existing and planned efforts to develop new products, including any subscription-based offerings, may be costly and ultimately not successful.

We may be unable to continue to build awareness of our brands, which could negatively impact our business and cause our revenues to decline.

Building and maintaining recognition of our brands is critical to attracting and retaining our user base. We intend to continue to build existing brands and introduce new brands that will resonate with our targeted audiences. In order to promote our brands, we may find it necessary to increase our marketing budget, hire additional marketing and public relations personnel or otherwise increase our financial commitment to creating and maintaining brand loyalty among our clients. If we fail to promote and maintain our brands effectively, or incur excessive expenses attempting to promote and maintain our brands, our business and financial results may suffer.

If we do not retain our key personnel, our ability to execute our business strategy will be adversely affected.

Our continued success depends to a significant extent upon the recruitment, retention and effective succession of our executive officers and key management. Our management team has significant industry experience and would be difficult to replace. These individuals possess sales, marketing, financial and administrative skills that are critical to the operation of our business. The competition for these employees is intense. The loss of the services of one or more of our key personnel could have a material adverse effect on our business and operating results.

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

We have acquired, and in the future may acquire or invest in, complementary businesses, products or technologies. Acquisitions and investments involve numerous risks including:

•	difficulty in assimilating the operations and personnel of acquired businesses;

•	potential disruption of our ongoing businesses and distraction of our management and the management of acquired companies;

•	difficulty in incorporating acquired technology and rights into our offerings and services, which could result in additional expenses and/or technical difficulties in delivering our product offerings;

•	potential failure to achieve additional sales and enhance our customer base through cross marketing of the combined company’s services to new and existing customers;

•	potential detrimental impact to our pricing based on the historical pricing of any acquired business with common clients and the market generally;

•	potential litigation resulting from our business combinations or acquisition activities; and

•	potential unknown liabilities associated with the acquired businesses.

Our inability to integrate any acquired business successfully, or the failure to achieve any expected synergies, could result in increased expenses and a reduction in expected revenues or revenue growth. As a result, our revenues, results of operations or stock price could fluctuate or decline. In addition, we may not be able to identify or successfully complete acquisitions, which could impact our ability to expand into complementary sectors in the future.

General domestic and global economic, business or industry conditions and financial market instability may adversely affect our business, as well as our ability to forecast financial results.

The U.S. and international economies have experienced inconsistent, unpredictable growth and a certain degree of instability, magnified at times by factors including changes in the availability of credit, volatile business and consumer confidence and unemployment. These and other macro-economic conditions have contributed to unpredictable changes in the global economy and expectations of future global economic growth. If the economic climate in the United States and abroad remains as it is or deteriorates, our customers or potential customers could reduce or delay their purchases of our offerings, which would adversely impact our revenues and our ability to sell our offerings, collect customer receivables and, ultimately, our profitability.

Because all components of our budgeting and forecasting are dependent upon estimates of growth or contraction in the economy generally, and the IT market specifically, it can be difficult for us to accurately estimate future income and expenditures. We cannot predict the duration of current economic conditions or the duration or strength of an economic recovery in the U.S. or worldwide generally or in the IT industry or in any of its segments. Further adverse changes may occur as a result of global, domestic or regional economic conditions, changing consumer confidence, unemployment, declines in stock markets, or other factors affecting economic conditions generally. These changes may negatively affect the sales of our offerings, increase exposure to losses from bad debts, increase the cost and decrease the availability of financing, or increase the risk of loss on investments. Any recent growth we have experienced internationally would be negatively affected by any future global downturn.

Risks Related to Data Privacy, Security and Intellectual Property Rights

We may have limited protection of our intellectual property rights, which others could infringe.

Our success and ability to compete are dependent in part on the strength of our proprietary rights, on the goodwill associated with our trademarks, trade names and service marks, and on our ability to use United States and foreign laws to protect them. Our intellectual property includes, among other things, our original content, our editorial features, logos, brands, domain names, the technology that we use to deliver our services, the various databases of information that we maintain and make available by license, and the appearances of our websites. We claim common law protection on certain names and marks that we have used in connection with our business activities. Although we have applied for and obtained registration of some of our marks in the United States and other countries where we do business, we have not been able to obtain registration of all of our key marks in certain non-U.S. jurisdictions due to prior registration or use by third parties employing similar marks. In addition to United States and foreign laws and registration processes, we rely on confidentiality agreements with our employees and third parties and other protective contractual provisions to safeguard our intellectual property.

Policing our intellectual property rights and identifying infringers worldwide is a difficult task, and even if we are able to identify infringers, we may not be able to stop them from infringing our intellectual property. We cannot be certain that third-party licensees of our content will adequately protect our proprietary rights. Intellectual property laws and our agreements may not be sufficient to prevent others from copying or otherwise obtaining and using our content or technologies. In addition, others may develop non-infringing technologies that are similar or superior to ours. In seeking to protect our marks, copyrights, domain names and other proprietary rights, we could face costly litigation and the diversion of our management’s attention and resources.

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

We could be subject to claims from third parties based on the content on our websites created by us and third parties. These claims could result in costly litigation, the payment of damages or the need to revise the way we conduct our business.

We could be subject to infringement claims from third parties, which may or may not have merit. Due to the nature of content published on our online network, including content placed on our online network by third parties, and as a creator and distributor of original content and research, we face potential liability based on a variety of theories, including defamation, negligence, copyright or trademark infringement, or other legal theories based on the nature, creation or distribution of this information. Such claims may also include, among others, claims that by providing hypertext links to websites operated by third parties, we are liable for wrongful actions by those third parties through these websites. Similar claims have been brought, and sometimes successfully asserted, against online services. It is also possible that our users could make claims against us for losses incurred in reliance on information provided on our networks. In addition, we could be exposed to liability in connection with material posted to our Internet sites by third parties. For example, many of our sites offer users an opportunity to post comments and opinions that are not moderated. Some of this user-generated content may infringe on third-party intellectual property rights or privacy rights or may otherwise be subject to challenge under copyright laws. Such claims, whether brought in the United States or abroad, could divert management time and attention away from our business and result in significant cost to investigate and defend, regardless of the merit of these claims. In addition, if we become subject to these types of claims and are not successful in our defense, we may be forced to pay substantial damages. These claims could also result in the need to develop alternative trademarks, content or technology or to enter into costly royalty or licensing agreements. Our insurance may not adequately protect us against these claims. The filing of these claims may also damage our reputation as a high quality provider of unbiased, timely analysis and result in client cancellations or overall decreased demand for our services. We may not have, in all cases, conducted formal evaluations of our content, technology and services to determine whether they expose us to any liability of the sort described above. As a result, we cannot be certain that our technology, offerings, services or online content do not or will not infringe upon the intellectual property or other rights of third parties. If we were found to have infringed on a third party’s intellectual property rights or otherwise found liable for damages as a result of such claims, the value of our brands and our business reputation could be impaired, and our business could suffer.

Changes in laws and standards relating to communication, data collection and use, and the privacy of Internet users and other data could impair our efforts to maintain and grow our audience and thereby decrease our advertising revenue.

We use e-mail as a significant means of communicating with our users. The laws and regulations governing the use of e-mail for marketing purposes continues to evolve, and the growth and development of the market for commerce over the Internet may lead to the adoption of additional legislation and/or changes to existing laws. If new laws or regulations are adopted, or existing laws and regulations are interpreted and/or amended or modified to impose additional restrictions on our ability to send e-mail to our users or potential users, we may not be able to communicate with them in a cost-effective manner. In addition to legal restrictions on the use of e-mail, Internet service providers and others typically attempt to block the transmission of unsolicited e-mail, commonly known as “spam.” If an Internet service provider or software program identifies e-mail from us as “spam,” we could be placed on a restricted list that would block our e-mail to users or potential users who maintain e-mail accounts with these Internet service providers or who use these software programs. If we are unable to communicate by e-mail with our users and potential users as a result of legislation, blockage or otherwise, our business, operating results and financial condition could be harmed.

We collect information from our users who register on our websites or for services, respond to surveys or, in some cases, view our content. Subject to each user’s permission (or right to decline, which we refer to as an “opt-out”, a practice that may differ across our various websites, depending on the applicable needs and requirements of different countries’ laws), we may use this information to inform our users of services that they have indicated may be of interest to them. We may also share this information with our advertising clients for users who have elected to receive additional promotional materials and have expressly or implicitly granted us permission to share their information with third parties. We also collect information on our users based on their activity on our sites. The U.S. federal government and certain states have adopted or proposed limitations on the collection, distribution and use of personal information of Internet users. Additionally, certain foreign jurisdictions, including the European Union, France, the United Kingdom and Canada, have adopted legislation (including directives or regulations) that may increase the requirements for collecting, or limit our collection and use of, information from Internet users in these jurisdictions. In addition, growing public concern about privacy, data security and the collection, distribution and use of personal information has led to self-regulation of these practices by the Internet advertising and direct marketing industry, and to increased federal and state regulation.

In addition, in May 2014, the Obama administration released a report that advocates a framework to address online consumer privacy. Among other things, the report renews calls for privacy legislation based on a Consumer Privacy Bill of Rights. The proposed Consumer Privacy Bill of Rights would notably allow consumers the right to exercise control over the collection and use of personal data, including the ability to access and correct personal data, for such personal data to be collected and used in accordance with easily understandable privacy and security policies and expect the secure and responsible handling of personal data. The Obama administration has asked the United States Department of Commerce to work with industry, privacy advocates and other stakeholders to draft legislative text to implement the principles outlined in the White House report. Because many of the proposed laws or regulations are in their early stages, we cannot yet determine the impact these regulations may have on our business over time. Although, to date, our efforts to comply with applicable federal and state laws and regulations have not hurt our business, additional, more burdensome laws or regulations, including more restrictive consumer privacy and data security laws, could be enacted or applied to us or our customers. Such laws or regulations could impair our ability to collect user information that helps us to provide more targeted advertising to our users and detailed lead data to our advertising clients, thereby impairing our ability to maintain and grow our audience and maximize advertising revenue from our clients. Additionally, the FTC and many state attorneys general are applying federal and state consumer protection laws to require that the online collection, use and dissemination of data, and the presentation of website content, comply with certain standards for notice, choice, security and access. Courts may also adopt these developing standards. In many cases, the specific limitations imposed by these standards are subject to interpretation by courts and other governmental authorities. A few states have also introduced legislation that, if enacted, would restrict or prohibit behavioral advertising within the state. In the absence of a federal law pre-empting their enforcement, such state legislation would likely have the practical effect of regulating behavioral advertising nationwide because of the difficulties behind implementing state-specific policies or identifying the location of a particular user. In the event of additional legislation in this area, our ability to effectively target our users may be limited. We believe that we are in compliance with applicable consumer protection laws, but a determination by a state or federal agency or court that any of our practices do not meet these laws and regulations could create liability to us, result in adverse publicity and affect negatively our businesses. New interpretations of these standards could also require us to incur additional costs and restrict our business operations.

As we deploy new products, we will need to update our privacy policy to describe any relevant changes to our practices. Failure to do so could give rise to federal or state enforcement actions or lawsuits that could materially affect our business. In addition, several foreign governmental bodies, including the European Union, the United Kingdom, and Canada, have regulations dealing with the collection and use of personal information obtained from their citizens. Regulations in these jurisdictions have focused on the collection, use, disclosure and security of information that may be used to identify or that actually identifies an individual, such as an e-mail address or a name. Further, within the European Union, certain member state data protection authorities regard IP addresses as personal information, and legislation in the European Union requires informed consent for the placement of a cookie on a user device. We believe that we are in material compliance with such regulations as applicable to us; however, such regulations and laws may be modified and new laws may be enacted in the future. Further, data protection authorities may interpret existing laws in new ways. Any such developments (or developments stemming from enactment or modification of other laws) or the failure to anticipate accurately the application or interpretation of these laws could create liability to us, result in adverse publicity and negatively affect our businesses.

United States and European lawmakers and regulators have recently expressed concern over the use of third party cookies or web beacons for the purpose of online behavioral advertising, and efforts to address these uses may result in broader requirements that would apply to research activities, including understanding our users’ Internet usage. Such actions may have a chilling effect on businesses that collect or use online usage information generally or substantially increase the cost of maintaining a business that collects or uses online usage information, increase regulatory scrutiny and increase the potential of class action lawsuits. In response to marketplace concerns about the usage of third party cookies and web beacons to track user behaviors, the major browser applications have enabled features that allow the user to limit the collection of certain data. These developments could impair our ability to collect user information that helps us provide more targeted advertising to our users. In addition, several browser applications, including Microsoft Internet Explorer, Mozilla Firefox, Google Chrome and Apple Safari, contain tracking protection features and options that allow users to opt out of ad-tracking cookies and in certain cases block behavioral tracking from specified websites. In the event users implement these tracking features and options, they have the potential to affect our business negatively.

Increased exposure from loss of personal information could impose significant additional costs on us.

Many states and foreign jurisdictions in which we operate have enacted regulations requiring us to notify customers in the event that certain customer information is accessed, or believed to have been accessed, without authorization. Certain regulations also require proscriptive policies to protect against such unauthorized access. Such notifications can result in private causes of action being filed against us. Additionally, increasing regulatory demands are requiring us to provide protection of personal information to prevent identity theft and the disclosure of sensitive information. Should we experience a loss of protected data, efforts to regain compliance and address penalties imposed by such regulatory regimes could increase our costs.

Our business, which is dependent on centrally located communications and computer hardware systems, is vulnerable to natural disasters, telecommunication and systems failures, terrorism and other problems, as well as disruption due to maintenance or high volume, all of which could reduce traffic on our networks or websites and result in decreased capacity for advertising space.

Our operations are dependent on our communications systems and computer hardware, all of which are located in data centers operated by third parties. These systems could be damaged by natural disasters, power loss, telecommunication failures, viruses, hacking and similar events outside of our control. Our insurance policies have limited coverage levels for loss or damages in these events and may not adequately compensate us for any losses that may occur. In addition, terrorist acts or acts of war may cause harm to our employees or damage our facilities, our clients, our clients’ customers and vendors, or cause us to postpone or cancel, or result in dramatically reduced attendance at, our events, which could adversely impact our revenues, costs and expenses and financial position. We are predominantly uninsured for losses and interruptions to our systems or cancellations of events caused by terrorist acts and acts of war.

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

In addition, our networks and websites must accommodate a high volume of traffic and deliver frequently updated information. They have experienced, and may experience in the future, slower response times due to higher than expected traffic, or decreased traffic, for a variety of reasons. There have been instances where our online networks as a whole, or our websites individually, have been inaccessible. Also, slower response times, which have occurred more frequently, can result from general

Internet problems, routing and equipment problems involving third-party Internet access providers, problems with third-party advertising servers, increased traffic to our servers, viruses and other security breaches, many of which problems are out of our control. In addition, our users depend on Internet service providers and online service providers for access to our online networks or websites. Those providers have experienced outages and delays in the past, and may experience outages or delays in the future. Moreover, our Internet infrastructure might not be able to support continued growth of our online networks or websites. Any of these problems could result in less traffic to our networks or websites or harm the perception of our networks or websites as reliable sources of information. Less traffic on our networks and websites or periodic interruptions in service could have the effect of reducing demand for advertising on our networks or websites, thereby reducing our advertising revenues.

Our networks may be vulnerable to unauthorized persons accessing our systems, viruses and other disruptions, which could result in the theft of our proprietary information and/or disrupt our Internet operations making our websites less attractive and reliable for our users and advertisers.

We currently retain confidential information relating to our users in secure database servers. Although we observe security measures throughout our operations, we may not be able to prevent individuals from gaining unauthorized access to these database servers, which could cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment. Hackers, if successful, could misappropriate proprietary information or cause disruptions in our service. We may be required to expend capital and other resources to protect our websites against hackers. Our online networks could also be affected by computer viruses or other similar disruptive problems, and we could inadvertently transmit viruses across our networks to our users or other third parties. Any of these occurrences could harm our business or give rise to a cause of action against us. Providing unimpeded access to our online networks is critical to servicing our customers and providing superior customer service. Our inability to provide continuous access to our online networks could cause some of our customers to discontinue purchasing advertising programs and services and/or prevent or deter our users from accessing our networks. Our activities and the activities of third-party contractors involve the storage and transmission of proprietary and personal information. Accordingly, security breaches could expose us to a risk of loss or litigation and possible liability. We cannot assure that contractual provisions attempting to limit our liability in these areas will be successful or enforceable, or that other parties will accept such contractual provisions as part of our agreements.

Our business depends on continued and unimpeded access to the Internet by us and our users. If government regulations relating to the Internet change, Internet access providers may be able to block, degrade, or charge for access to certain of our products and services, which could lead to additional expenses and the loss of customers and clients.

Our products and services depend on the ability of our users to access the Internet. Currently, this access is provided by companies that have significant market power in the broadband and Internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies, and government-owned service providers. Some of these providers have taken, or have stated that they may take measures, including legal actions, that could degrade, disrupt, or increase the cost of user access to our advertisements or our third-party publishers’ advertisements by restricting or prohibiting the use of infrastructure to support or facilitate our offerings, or by charging increased fees to us or our users to provide our offerings. Recently, the Federal Communications Commission (“FCC”) again adopted net neutrality rules intended, in part, to prevent network operators from discriminating against legal traffic that transverse their networks. It is unclear whether or how these new rules may be subject to challenge or preemption if the U.S. Congress passes new laws regarding net neutrality and the executive branch adopts these laws. In addition, as we expand internationally, government regulations concerning the Internet, in particular net neutrality, may be nascent or non-existent. Within such a regulatory environment, coupled with potentially significant political and economic power of local network operators, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business. Such interference could result in a loss of existing customers and clients, and increased costs, and could impair our ability to attract new customers and clients, thereby harming our revenue and growth.

Risks Related to Our Financial Statements and General Corporate Matters

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

We have acquired assets and businesses over time, some of which have resulted in the recording of a significant amount of goodwill and/or intangible assets on our financial statements. We had approximately $94.0 million of goodwill and $3.0 million of net intangible assets as of December 31, 2014. The goodwill and/or intangible assets were recorded because the fair value of the net tangible assets acquired was less than the purchase price. We may not realize the full value of the goodwill and/or intangible assets. As such, we evaluate goodwill and other intangible assets with indefinite useful lives for impairment on an annual basis or more frequently if events or circumstances suggest that the asset may be impaired. We did not have any intangible assets with indefinite lives as of December 31, 2014. We evaluate other intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. If goodwill or other intangible assets are determined to be impaired, we will write off the unrecoverable portion as a charge to our earnings. If we acquire new assets and businesses in the future, as we intend to do, we may record additional goodwill and/or intangible assets. The possible write-off of the goodwill and/or intangible assets could negatively impact our future earnings and, as a result, the market price of our common stock could decline.

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

Our full year and quarterly operating results are subject to fluctuations, and these fluctuations may adversely affect the trading price of our common stock.

We have experienced fluctuations in our full year and quarterly revenues and operating results. Our revenues and operating results may fluctuate from quarter to quarter due to a number of factors described in this Risk Factors section, many of which are outside of our control. Specifically, our results could be impacted quarter by quarter by changes in the spending priorities and advertising budget cycles of customers; the addition or loss of customers; the addition of new sites and services by us or our competitors; and seasonal fluctuations in advertising spending, based on product launch schedules, annual budget approval processes for our customers and the historical decrease in advertising and events activity in the summer months. Due to the foregoing as well as other risks described in this Risk Factors section, our results of operations in one or more quarters may fall below the expectations of investors and/or securities analysts. In such an event, the trading price of our common stock is likely to decline.

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

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. A large portion of our outstanding shares of common stock is held by our officers, directors and significant stockholders. Our largest stockholder is a complex of venture capital funds, which are structured to have a finite life. As these venture capital funds approach or pass the respective terms of the fund, the decision to sell or hold our stock may be based not only on the underlying investment merits of our stock but also on the requirements of their internal fund structure. Our directors, executive officers and significant stockholders beneficially own approximately 11.5 million shares of our common stock, which represents 36% of our outstanding shares as of December 31, 2014. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline substantially.

A limited number of stockholders have the ability to influence the outcome of director elections and other matters requiring stockholder approval.

Our directors, executive officers and significant stockholders beneficially own approximately 36% of our outstanding common stock. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the election of directors, the amendment of our certificate of incorporation and bylaws and the approval of mergers or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by other stockholders.

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

We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened litigation against us that could have a material adverse effect on our business, operating results or financial condition. On January 6, 2012, the Company filed Petitions under Formal Procedure with the Massachusetts Appellate Tax Board in connection with the classification of the Company’s wholly-owned subsidiary, TechTarget Securities Corporation, and assessments made by the Massachusetts Department of Revenue, as described in Note 9 in the accompanying Notes to Consolidated Financial Statements. A trial took place on April 29, 2014; no decision has been rendered as of the date of this report.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the Nasdaq Global Market under the trading symbol “TTGT”. The following table sets forth the high and low sales prices of our common stock, as reported by the Nasdaq Global Market, for each quarterly period in 2014 and 2013:

	High	Low
2014
Quarter ended March 31, 2014	$7.41	$6.35
Quarter ended June 30, 2014	$9.00	$6.14
Quarter ended September 30, 2014	$9.11	$6.79
Quarter ended December 31, 2014	$11.53	$8.50

2013
Quarter ended March 31, 2013	$5.71	$4.19
Quarter ended June 30, 2013	$4.90	$4.00
Quarter ended September 30, 2013	$5.46	$4.31
Quarter ended December 31, 2013	$7.10	$4.82

The closing sale price of our common stock, as reported by the Nasdaq Global Market, was $12.14 on February 27, 2015.

Holders

As of February 27, 2015 there were approximately 110 stockholders of record of our common stock based on the records of our transfer agent.

Dividends

We did not declare or pay any cash dividends on our common stock during the two most recent fiscal years. We currently intend to retain earnings, if any, to fund the development and growth of our business and do not anticipate paying cash dividends on our common stock in the foreseeable future. Our payment of any future dividends will be at the sole discretion of our board of directors after taking into account various factors, including our financial condition, operating results, cash needs and growth plans.

Equity Compensation Plan Information

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth under “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in Item 12 below.

Stock Performance Graph

The following graph compares the cumulative total return to stockholders of our common stock for the period from December 31, 2009 to December 31, 2014, to the cumulative total return of the Russell 2000 Index and the S&P 500 Media Industry Index for the same period. This graph assumes the investment of $100.00 on December 31, 2009 in our common stock, the Russell 2000 Index and the S&P 500 Media Industry Index and assumes any dividends are reinvested.

COMPARATIVE STOCK PERFORMANCE

Among TechTarget Inc.,

the Russell 2000 Index and

S&P 500 Media Industry Index

*	$100 invested on 12/31/09 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

Copyright© 2015 Russell Investment Group. All rights reserved.

	12/09	12/10	12/11	12/12	12/13	12/14
TechTarget Inc.	100.00	140.85	103.73	98.58	121.85	201.95
Russell 2000	100.00	126.86	121.56	141.43	196.34	205.95
S&P 500 Media Industry	100.00	124.31	133.54	184.03	277.85	315.23

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

Issuer Purchases of Equity Securities

The following table provides information about purchases by the Company during the quarter ended December 31, 2014 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2014 – October 31, 2014	27,251	$8.89	27,251	*	$17,114,205
November 1, 2014 – November 30, 2014	212,451	$10.60	212,451	*	$14,861,191
December 1, 2014 – December 31, 2014	1,000,000	$9.80	1,000,000		$5,064,191

Total(2)	1,239,702	$9.92	1,239,702		$5,064,191

(1)	On August 5, 2014, the Board of Directors announced the approval of a Stock Repurchase Program (the “2014 Program”), which authorized the Company to purchase up to $20 million of shares of its common stock from time to time on the open market or in privately negotiated transactions.
(2)	All shares were repurchased under the 2014 Program. Please refer to Note 11 – Stockholders’ Equity in the accompanying Notes to Consolidated Financial Statements for further information related to our Common Stock Repurchase Program.
*	Price excludes commission of approximately $0.02 per share.

Item 6.	Selected Financial Data

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

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Consolidated Results of Operations Data:

Revenues:
Online	$97,607	$79,709	$88,192	$92,303	$82,330
Events	8,596	8,787	11,799	13,195	12,679

Total revenues	106,203	88,496	99,991	105,498	95,009

Cost of revenues:
Online(1)	24,629	23,362	23,513	22,373	20,402
Events(1)	3,418	3,771	4,301	4,765	4,313

Total cost of revenues	28,047	27,133	27,814	27,138	24,715

Gross profit	78,156	61,363	72,177	78,360	70,294

Operating expenses:
Selling and marketing(1)	42,836	36,920	36,718	39,586	37,291
Product development(1)	7,161	6,715	7,521	7,688	8,661
General and administrative(1)(4)	14,878	13,916	13,112	13,536	15,468
Depreciation	4,060	3,823	3,279	2,759	2,389
Amortization of intangible assets	1,762	2,223	3,351	3,976	4,523
Restructuring charge	—	—	—	384	—

Total operating expenses	70,697	63,597	63,981	67,929	68,332

Operating income (loss)	7,459	(2,234)	8,196	10,431	1,962
Interest and other (expense) income, net(4)	(333)	(260)	13	(87)	114

Income (loss) before provision for (benefit from) income taxes	7,126	(2,494)	8,209	10,344	2,076

Provision for (benefit from) income taxes	3,045	(657)	4,185	5,655	3,258

Net income (loss)	$4,081	$(1,837)	$4,024	$4,689	$(1,182)

Net income (loss) per common share(2):
Basic	$0.12	$(0.05)	$0.10	$0.12	$(0.03)

Diluted	$0.12	$(0.05)	$0.10	$0.12	$(0.03)

Weighted average common shares outstanding:
Basic	33,010	37,886	40,211	38,532	42,771

Diluted	34,641	37,886	40,910	40,567	42,771

Other Data:
Adjusted EBITDA (unaudited)(3)	$21,459	$9,598	$20,093	$25,417	$19,875

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Consolidated Balance Sheet Data:

Cash, cash equivalents and investments	$38,183	$33,772	$76,340	$63,221	$50,134
Total assets	$177,484	$176,982	$220,192	$209,187	$193,758
Total liabilities	$21,638	$19,920	$20,878	$19,512	$19,898
Treasury stock	$(98,851)	$(83,862)	$(35,810)	$(35,343)	$(35,343)
Total stockholders’ equity	$155,846	$157,062	$199,314	$189,675	$173,860

(1)	Amounts include stock-based compensation expense as follows:

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Cost of online revenue	$116	$173	$202	$273	$173
Cost of events revenue	8	18	18	91	87
Selling and marketing	3,287	2,751	2,888	4,713	6,380
Product development	129	212	265	443	520
General and administrative	3,792	2,431	1,894	1,949	3,841

Total	$7,332	$5,585	$5,267	$7,469	$11,001

(2)	Basic and diluted net income (loss) per common share is computed by dividing the net income (loss) applicable to common stockholders by the basic and diluted weighted-average number of common shares outstanding for the fiscal period. See Note 2 of our “Notes to Consolidated Financial Statements.”
(3)	The following table reconciles net income (loss) to Adjusted EBITDA for the periods presented and is unaudited:

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Net income (loss)	$4,081	$(1,837)	$4,024	$4,689	$(1,182)
Interest and other expense (income), net	333	260	(13)	87	(114)
Provision for (benefit from) income taxes	3,045	(657)	4,185	5,655	3,258
Depreciation	4,060	3,823	3,279	2,759	2,389
Amortization of intangible assets	1,762	2,223	3,351	3,976	4,523
Amortization of purchase price adjustment for earnouts	308	201	—	398	—

EBITDA	13,589	4,013	14,826	17,564	8,874
Stock-based compensation	7,332	5,585	5,267	7,469	11,001
Secondary offering costs	538	—	—	—	—
Restructuring charge	—	—	—	384	—

Adjusted EBITDA	$21,459	$9,598	$20,093	$25,417	$19,875

Adjusted EBITDA is a non-GAAP financial measure used by management when reviewing our performance. EBITDA represents net income (loss) before interest and other expense (income) net, provision for (benefit from) income taxes, depreciation and amortization. Adjusted EBITDA represents EBITDA as further adjusted to exclude stock-based compensation, secondary offering costs and restructuring charges. We present Adjusted EBITDA as a supplemental performance measure because we believe it facilitates operating performance comparisons from period to period and company to company by backing out potential differences caused by variations in capital structures (affecting interest expense), tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses), the age and book depreciation of fixed assets (affecting relative depreciation expense), acquisition-related charges (such as amortization of intangible assets and earnouts) and the impact of non-cash stock-based compensation expense costs. Because Adjusted EBITDA facilitates internal comparisons of operating performance on a more consistent basis, we also use Adjusted EBITDA in measuring our performance relative to that of our competitors. We also use Adjusted EBITDA in connection with our compensation of our executive officers and senior management. Adjusted EBITDA is not a measurement of our financial performance under Generally Accepted Accounting Principles (“GAAP”) and should not be considered as an alternative to net income (loss), operating income (loss) or any other performance measures derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our profitability or liquidity. We understand that although Adjusted EBITDA is frequently used by securities analysts, lenders and others in their evaluation of companies, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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

(4) Beginning in the third quarter of 2014, we changed the presentation of transactional gains and losses arising from the impact of currency exchange rate fluctuations on transactions in foreign currency that is different from the local functional currency in order to better reflect the non-operating nature of these gains and losses, and are now including them in Other Income (Expense) on the Consolidated Statements of Comprehensive Income (Loss) as well as our Adjusted EBITDA reconciliation. Previously, these gains and losses were included in our operating expenses as General and Administrative expense. Amounts in the prior periods’ financial statements have been reclassified to conform to the current presentation. In the twelve months ended December 31, 2013, this resulted in an increase to Other Expense and a decrease in General and Administrative expense equal to $0.2 million and for the twelve months ended December 31, 2012, this resulted in a decrease to Other Income and a decrease in General and Administrative expense amounting to $0.1 million. In the twelve months ended December 31, 2011, this resulted in an increase to Other Expense and a decrease in General and Administrative expense equal to $0.1 million and for the twelve months ended December 31, 2010, this resulted in a decrease to Other Income and a decrease in General and Administrative expense amounting to $0.1 million.

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

IT professionals have become increasingly specialized, and rely on our network of over 150 websites, each of which focuses on a specific IT sector such as storage, security or networking, for key decision support information tailored to their specific areas of responsibility. We work with our advertising customers to develop customized marketing programs, often providing them with multiple offerings in order to target their desired audience of IT professionals more effectively. Our service offerings address the lead generation, project opportunity information, and branding objectives of our advertising customers. In the year ended December 31, 2014, lead generation and branding remained our primary sources of revenue, while project opportunity information, driven by growth in our IT Deal Alert™ products, contributed approximately 17% of online revenue as compared with approximately 5% for the same period in 2013.

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

We have approximately 15.3 million registered members as of December 31, 2014. The targeted nature of our user base enables IT vendors to reach a specialized audience efficiently because our content is highly segmented and aligned with the IT vendors’ specific products. Since our founding in 1999, we have developed a broad customer base. During 2014, we delivered advertising campaigns for approximately 1,300 customers. No customer represented 10% or more of total revenue during 2014.

Executive Summary

Our revenue for the year ended December 31, 2014 grew approximately 20%, to $106.2 million, when compared with the same period in 2013. This growth was primarily driven by two factors: continued growth of international revenue from our online products and further adoption of our new IT Deal Alert offering. Both of these factors remain key areas of focus for our management team, and we believe they may contribute to our continued revenue growth. IT Deal Alert is a suite of services that leverages our proprietary audience activity data to enable us to identify purchase intent among our audience of IT professionals. At the same time, our international business is benefitting from the continued shift in adoption of online tools from traditional print sources by IT professionals in overseas markets.

During 2014, we made further progress on our strategy to grow our business and increase the reach of our offerings by continuing to execute on our strategic plans for the roll-out of IT Deal Alert and the continued expansion of our direct international capabilities.

We ended 2014 with Adjusted EBITDA of $21.5 million, which is up 124% from 2013. This growth is primarily driven by the increased revenue as described above. Adjusted EBITDA, a non-GAAP financial measure, is described further in Item 6, Selected Financial Data.

Sources of Revenues

We sell advertising programs to IT vendors targeting a specific audience within a particular IT sector or sub-sector. We maintain multiple points of contact with our customers to provide support throughout their organizations and their customers’ IT sales cycles. As a result, our customers often run multiple advertising programs with us in order to target their desired audience of IT professionals more effectively. There are multiple factors that can impact our customers’ advertising objectives and spending with us, including but not limited to, IT product launches, increases or decreases to their advertising budgets, the timing of key industry marketing events, responses to competitor activities and efforts to address specific marketing objectives such as creating brand awareness or generating sales leads. Our services are generally delivered under short-term contracts that run for the length of a given advertising program, typically less than six months. In the year ended December 31, 2014, lead generation and branding remained our primary sources of revenue, while project opportunity information, driven by growth in our IT Deal Alert products, contributed approximately 16% of total revenue as compared with approximately 4% for the same period in 2013.

The majority of our revenue is derived from the delivery of our online offerings. Online revenue represented 92%, 90% and 88% of total revenues for the years ended December 31, 2014, 2013 and 2012, respectively.

We use both online and event offerings to provide IT vendors with numerous touch points to reach key IT decision makers and to provide IT professionals with highly specialized content across multiple forms of media. We are experienced in assisting advertisers to develop custom advertising programs that maximize branding and ROI. The following is a description of the services we offer:

Online Offerings

Core Online. Our network of websites forms the core of our content platform. Our websites provide IT professionals with comprehensive decision support information tailored to their specific areas of responsibility and purchasing decisions. Through our websites, we offer a variety of online media offerings to connect IT vendors to IT professionals.

Lead Generation. Our lead generation offerings allow IT vendors to maximize ROI by capturing qualified sales leads from the distribution and promotion of content to our audience of IT professionals. All of our lead generation campaigns offer the Activity IntelligenceTM Dashboard, a technology platform that gives our customers’ marketers and sales representatives a real-time view of their prospects, which includes insights on the research activities of technology buying teams, including at an account level. Lead generation offerings may also include an additional service, TechTarget Re-Engage (formerly called Nurture & Qualify), which helps both technology marketers and their sales teams to identify highly active prospects, detect emerging projects, retarget interested buying teams, and accelerate engagement with specific accounts.

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

Branding. Our branding offerings provide IT vendors exposure to targeted audiences of IT professionals actively researching information related to their products and services and include display advertising (including banners) and custom offerings. Display advertising can be purchased on specific websites within our network and against specific audience or technology segments. Through an offering called Spoke™, we can also provide our advertisers with brand exposure to our audience outside of our network of owned and operated websites, with the same types of targeting criteria available within our network. These offerings give IT vendors the ability to increase their brand awareness to highly specialized IT sectors.

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

•	IT Deal Alert: Qualified Sales Opportunities is a product that profiles specific in-progress purchase projects, including information on scope and purchase considerations.

•	IT Deal Alert: Account Watch™ (rebranded as IT Deal Alert: Priority Engine™ in 2015) is a subscription service powered by our Activity Intelligence platform which integrates with salesforce.com. The service delivers information to allow marketers and sales personnel to identify accounts actively researching new technology purchases, and to reach active prospects within those organizations that are relevant to the purchase. We sell this service in approximately 80 technology-specific segments.

Events

Events revenue represented 8%, 10% and 12% of total revenues for the years ended December 31, 2014, 2013 and 2012, respectively. Most of our media groups operate revenue-generating events. The majority of our events are free to IT professionals and are sponsored by IT vendors. Attendees are pre-screened based on event-specific criteria such as sector-specific budget size, company size, or job title. We offer three types of events: multi-day conferences, single-day seminars and custom events. Multi-day conferences provide independent content provided by our professionals to our attendees and allow vendors to purchase exhibit space and other sponsorship offerings that enable interaction with the attendees. We also hold single-day seminars on various topics in major cities. These seminars provide independent content provided by our professionals on key sub-topics in the sectors we serve, are free to qualified attendees, and offer multiple vendors the ability to interact with specific, targeted audiences actively focused on buying decisions. Our custom events differ from our seminars in that they are exclusively sponsored by a single IT vendor and the content is driven primarily by the sole sponsor.

Our key strategic initiatives include:

Geographic – During 2014 approximately 30% of our total revenues were derived from international geo-targeted campaigns (“international”), where our target audience is outside North America. International revenue (which also includes international IT Deal Alert revenue of $2.5 million as discussed below) increased by approximately 30% in the year ended December 31, 2014 as compared to the same period a year ago. We continue to execute very well internationally as we continue to deepen our relatively new relationships with our customers in the United Kingdom, France, Germany, Australia, Singapore, China and Latin America.

Product – IT Deal Alert revenues were approximately $16.8 million in the year ended December 31, 2014, up from approximately $3.9 million in the same period in 2013. This includes international IT Deal Alert revenue of $2.5 million, which is also included in international revenues discussed above. In the fourth quarter of 2014 we had over 190 active customers utilizing our IT Deal Alert service; this is up from 175 customers in the third quarter of 2014. We expect IT Deal Alert to continue to be a meaningful growth driver into 2015.

Revenue growth for the three and twelve month periods ended December 31, 2014 as compared to the same periods in 2013 was as follows:

	Three months ended December 31,		Growth	Twelve months ended December 31,		Growth rate
	2014	2013	rate	2014	2013
	(unaudited)			(unaudited)
	($’s in thousands)			($’s in thousands)
Total Online	$27,657	$22,033	26%	$97,607	$79,709	22%

Total Online by Geographic Area:
North America:
North America Core Online	14,968	12,581	19%	52,734	52,737	0%
North America IT Deal Alert	3,690	2,578	43%	14,257	3,537	303%

Total North America Online	18,658	15,159	23%	66,991	56,274	19%

International:
International Core Online	8,154	6,655	23%	28,090	23,086	22%
International IT Deal Alert	845	219	286%	2,526	349	624%

Total International Online	8,999	6,874	31%	30,616	23,435	31%

Total Online by Product:
Core Online:
North America Core Online	14,968	12,581	19%	52,734	52,737	0%
International Core Online	8,154	6,655	23%	28,090	23,086	22%

Total Core Online	23,122	19,236	20%	80,824	75,823	7%

IT Deal Alert:
North America IT Deal Alert	3,690	2,578	43%	14,257	3,537	303%
International IT Deal Alert	845	219	286%	2,526	349	624%

Total IT Deal Alert	4,535	2,797	62%	16,783	3,886	332%

Total Events	2,989	1,706	75%	8,596	8,787	-2%

Total Revenues	$30,646	$23,739	29%	$106,203	$88,496	20%

Cost of Revenues, Operating Expenses and Other

Expenses consist of cost of online and event revenues, selling and marketing, product development, general and administrative, depreciation, amortization and net interest and other expenses. Personnel-related costs are a significant component of each of these expense categories except for depreciation, amortization, and net interest and other related expenses.

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

Cost of Events Revenue. Cost of events revenues consist primarily of: direct expenses, including site, food and beverages for the event attendees and event speaker expenses; salaries and related personnel costs; travel-related expenses; stock-based compensation expenses; facilities expenses and other related overhead.

Selling and Marketing. Selling and marketing expenses consist primarily of: salaries and related personnel costs; sales commissions; travel-related expenses; stock-based compensation expenses; facility expenses and other related overhead. Sales commissions are recorded as expense when earned by the employee, based on recorded revenue.

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

Online Offerings

Core Online.

Lead Generation. As part of these offerings, we guarantee a minimum number of qualified leads to be delivered over the course of the advertising campaign. We determine the content necessary to achieve performance guarantees. Scheduled end dates of advertising campaigns sometimes need to be extended, pursuant to the terms of the arrangement, to satisfy lead guarantee obligations. We estimate a revenue reserve necessary to adjust revenue recognition for extended advertising campaigns. These estimates are based on our experience in managing and fulfilling these offerings. The customer has cancellation privileges which generally require advance notice by the customer and require proportional payment by the customer for the portion of the campaign period that has been provided. Additionally, we offer sales incentives to certain customers, primarily in the form of volume rebates, which are classified as a reduction of revenues and are calculated based on the terms of the specific customer’s contract. We accrue for these sales incentives based on contractual terms and historical experience. We recognize revenue from cost per lead advertising and duration-based campaigns in the period during which the leads are delivered, which is typically less than six months.

Branding. Branding consists mostly of banner revenue, which is recognized in the period in which the banner impressions, engagements or clicks occur.

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

IT Deal Alert. IT Deal Alert is a suite of products which includes Qualified Sales Opportunities and Account Watch (which was introduced in 2014 and rebranded in 2015 as Priority Engine). Qualified Sales Opportunities revenue is recognized when the opportunity is delivered to the customer; Account Watch revenue is recognized ratably over the duration of the service.

Events

We recognize revenue from events in the period in which the event occurs. The majority of our events are free to qualified attendees; however, certain events are based on a paid attendee model. We recognize revenue for paid attendee events upon completion of the event.

Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue.

Long-Lived Assets

Our long-lived assets consist primarily of property and equipment, capitalized software, goodwill and other intangible assets. Goodwill and other intangible assets have arisen principally from our acquisitions. The amount assigned to intangible assets is subjective and based on our estimates of the future benefit of the intangible assets using accepted valuation techniques, such as discounted cash flow and replacement cost models. Our long-lived assets, other than goodwill, are amortized over their estimated useful lives, which we determine based on the consideration of several factors including the period of time the asset is expected to remain in service. Intangible assets are amortized over their estimated useful lives, which range from three to ten years, using methods of amortization that are expected to reflect the estimated pattern of economic use. Consistent with our determination that we have only one reporting segment, we have determined that there is only one reporting unit and test goodwill for impairment at the entity level. We evaluate the carrying value and remaining useful lives of long-lived assets, other than goodwill, whenever indicators of impairment are present. We evaluate the carrying value of goodwill annually using the two step process required by Accounting Standards Codification 350, Intangibles – Goodwill and Other (“ASC 350”). The first step of the impairment test is to identify potential impairment by comparing the reporting unit’s fair value with its net book value (or carrying amount), including goodwill. The fair value is estimated based on a market value approach. If the fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is not performed. Whenever indicators of impairment are present, we would perform the second step and compare the implied fair value of the reporting unit’s goodwill, as defined by ASC 350, to its carrying value to determine the amount of the impairment loss, if any. As of December 31, 2014, there were no indications of impairment based on our step one analysis, and our estimated fair value exceeded our carrying value by a significant margin.

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

The allowance for doubtful accounts was $1.0 and $0.9 million at December 31, 2014 and 2013, respectively.

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

	Years Ended December 31,
	2014	2013	2012
Expected volatility	78%	67%	88%
Expected term	6 years	5 years	5 years
Risk-free interest rate	1.62%	0.58%	0.36%
Expected dividend yield	—%	—%	—%
Weighted-average grant date fair value per share	$7.22	$3.89	$3.63

The expected volatility of options granted in 2014 and 2013 was determined using a weighted average of the historical volatility of our stock for a period equal to the expected life of the option. In 2012, as there had been limited historical information on the volatility of our common stock since the date of our initial public offering in May 2007, we determined the volatility for options granted based on an analysis of the combined historical volatility of our stock and reported data for a peer group of companies that issued options with substantially similar terms. The risk-free interest rate is based on a zero coupon United States treasury instrument whose term is consistent with the expected life of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. We applied an estimated annual forfeiture rate in determining the expense recorded in each year.

Internal-Use Software and Website Development Costs

We capitalize costs of materials, consultants and compensation and related expenses of employees who devote time to the development of internal-use software and website applications and infrastructure involving developing software to operate our websites. However, we expense as incurred website development costs for new features and functionalities since it is not probable that they will result in additional functionality until they are both developed and tested with confirmation that they are more effective than the current set of features and functionalities on our websites. Our judgment is required in determining the point at which various projects enter the state at which costs may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized, which is generally three years. To the extent that we change the manner in which we develop and test new features and functionalities related to our websites, assess the ongoing value of capitalized assets or determine the estimated useful lives over which the costs are amortized, the amount of website development costs we capitalize and amortize in future periods would be impacted. We review capitalized internal-use software and website development costs for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We would recognize an impairment loss only if the carrying amount of the asset is not recoverable and exceeds its fair value. We capitalized internal-use software and website development costs of $3.0 million, $3.6 million and $3.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Income Taxes

We are subject to income taxes in both the United States and foreign jurisdictions, and we use estimates in determining our provision for income taxes. We recognize deferred tax assets and liabilities based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates.

Our deferred tax assets are comprised primarily of book to tax differences on stock-based compensation, timing of deductions for deferred rent expense and accrued expenses, and net operating loss (“NOL”) carryforwards. As of December 31, 2014, we had state NOL carryforwards of approximately $20.5 million, which may be used to offset future taxable income. The NOL carryforwards expire through 2035. We also had foreign NOL carryforwards of $1.1 million, which may be used to offset future taxable income in foreign jurisdictions until they expire, through 2019.

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

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Years Ended December 31,
	2014		2013		2012
	($ in thousands)
Revenues:
Online	$97,607	92%	$79,709	90%	$88,192	88%
Events	8,596	8	8,787	10	11,799	12

Total revenues	106,203	100	88,496	100	99,991	100

Cost of revenues:
Online	24,629	23	23,362	27	23,513	24
Events	3,418	3	3,771	4	4,301	4

Total cost of revenues	28,047	26	27,133	31	27,814	28

Gross profit	78,156	74	61,363	69	72,177	72
Operating expenses:
Selling and marketing	42,836	40	36,920	42	36,718	37
Product development	7,161	7	6,715	8	7,521	8
General and administrative	14,878	14	13,916	16	13,112	13
Depreciation	4,060	4	3,823	4	3,279	3
Amortization of intangible assets	1,762	2	2,223	2	3,351	3

Total operating expenses	70,697	67	63,597	72	63,981	64

Operating income (loss)	7,459	7	(2,234)	(3)	8,196	8
Interest and other (expense) income, net	(333)	—	(260)	—	13	—

Income (loss) before provision for (benefit from) income taxes	7,126	7	(2,494)	(3)	8,209	8
Provision for (benefit from) income taxes	3,045	3	(657)	(1)	4,185	4

Net income (loss)	$4,081	4%	$(1,837)	(2)%	$4,024	4%

Comparison of Fiscal Years Ended December 31, 2014 and 2013

Revenues

	Years Ended December 31,
	2014	2013	Increase (Decrease)	Percent Change
	($ in thousands)
Revenues:
Online	$97,607	$79,709	$17,898	22%
Events	8,596	8,787	(191)	(2)

Total revenues	$106,203	$88,496	$17,707	20%

Online. Online revenue for the year ended December 31, 2014 (“fiscal 2014”) represented a $17.9 million increase over the year ended December 31, 2013 (“fiscal 2013”). This increase was primarily attributable to a $12.9 million increase in revenues from new product offerings, primarily IT Deal Alert, and growth of international core online.

Events. The decrease in events revenue is primarily due to a reduction in the number of conferences and editorial events held during the period, partially offset by an increase in the number of custom events that we conducted.

Cost of Revenues and Gross Profit

	Years Ended December 31,
	2014	2013	Increase (Decrease)	Percent Change
	($ in thousands)
Cost of revenues:
Online	$24,629	$23,362	$1,267	5%
Events	3,418	3,771	(353)	(9)

Total cost of revenues	$28,047	$27,133	$914	3%

Gross profit	$78,156	$61,363	$16,793	27%
Gross profit percentage	74%	69%

Cost of Online Revenue. The increase in cost of online revenues was primarily attributable to costs related to new product offerings.

Cost of Events Revenue. The decrease in cost of events revenues was primarily due to decreases in variable direct and employee-related costs as a result of the decrease in the number of events that we conducted.

Gross Profit. Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. Gross profit for fiscal 2014 was 74% as compared to 69% for fiscal 2013. Online gross profit increased $16.6 million in fiscal 2014 as compared to the same period in 2013, primarily attributable to the increase in online revenue as compared to the same period a year ago, along with our ability to support this revenue growth with our fixed cost base. Events gross profit increased by $0.2 million, primarily as a result of variable cost savings on the events we ran in fiscal 2014. Because the majority of our costs are labor-related, we expect our gross profit to fluctuate from period to period depending on the total revenues for the period, as well as the relative contribution of online and events revenues to our total revenues.

Operating Expenses and Other

	Years Ended December 31,
	2014	2013	Increase (Decrease)	Percent Change
	($ in thousands)
Operating expenses:
Selling and marketing	$42,836	$36,920	$5,916	16%
Product development	7,161	6,715	446	7
General and administrative	14,878	13,916	962	7
Depreciation	4,060	3,823	237	6
Amortization of intangible assets	1,762	2,223	(461)	(21)

Total operating expenses	$70,697	$63,597	$7,100	11%

Interest and other expense, net	$(333)	$(260)	$(73)	(28)%

Provision for (benefit from) income taxes	$3,045	$(657)	$3,702	(563)%

Selling and Marketing. Selling and marketing expenses increased year over year, primarily due to increased investment in product innovation as well as variable compensation-related expenses caused by the increase in revenues and increased costs due to international expansion.

Product Development. The increase in product development expense was primarily caused by a reduction in the amount of these costs that were capitalized year over year as some resources were allocated to non-capitalized projects due to company priorities.

General and Administrative. The increase in general and administrative expense for the year ended December 31, 2014 compared to the same period in 2013 was primarily due to a $1.8 million increase in stock-based and other incentive compensation related directly to our financial results and $0.5 million in fees related to a secondary public offering in the second quarter of 2014, offset in part by a decrease in legal fees.

Depreciation and Amortization of Intangible Assets. The increase in depreciation expense is related to an increase in our fixed asset base, primarily as a result of our continued investment in internal-use software development costs and computer equipment. The decrease in amortization of intangible assets expense was attributable to certain intangible assets becoming fully amortized during fiscal 2013.

Interest and Other (Expense) Income, Net. The increase in interest and other expense, net, is primarily due to an increase in foreign currency-related charges due to changes in exchange rates in countries where we record accounts receivable and accounts payable in the normal course of business; other expense in fiscal 2014 was $0.3 million compared to $0.2 million in fiscal 2013. Interest expense was relatively flat year over year.

Provision for Income Taxes. Our effective tax rate was 43% and 26% for the years ended December 31, 2014 and 2013, respectively. The Company has permanent differences that increase its tax expense on income or reduce its tax benefit on loss; the lower rate in 2013 as compared to 2014 is primarily due to our pre-tax loss position in the U.S. for 2013. The effective tax rate differs from the statutory rate primarily due to the permanent difference of nondeductible expenses and state income taxes.

Reclassifications. Beginning in the third quarter of 2014, we changed the presentation of transactional gains and losses arising from the impact of currency exchange rate fluctuations on transactions in foreign currency that is different from the local functional currency in order to better reflect the non-operating nature of these gains and losses, and are now including them in Other Income (Expense) on the Consolidated Statements of Comprehensive Income (Loss). Previously, these gains and losses were included in our operating expenses as General and Administrative expense. Amounts in the prior periods’ consolidated financial statements have been reclassified to conform to the current presentation. In 2013, this resulted in an increase to Other Expense and a decrease in General and Administrative expense equal to $0.2 million.

Comparison of Fiscal Years Ended December 31, 2013 and 2012

Revenues

	Years Ended December 31,
	2013	2012	Increase (Decrease)	Percent Change
	($ in thousands)
Revenues:
Online	$79,709	$88,192	$(8,483)	(10)%
Events	8,787	11,799	(3,012)	(26)

Total revenues	$88,496	$99,991	$(11,495)	(11)%

Online. The decrease in online revenue was primarily attributable to an $11.6 million decrease in lead generation offerings as well as a $1.4 million decrease in branding revenues, primarily due to lower banner sales volume. The decrease in lead generation and branding revenues is primarily in North American sales, caused by continued delays in IT purchases due to uncertainty in the macro environment. This decrease is offset in part by an increase in international revenues as we continue to migrate from a partnership model to international direct operations. Additionally, there was a $4.1 million increase in revenues from new product offerings, primarily IT Deal Alert, and a $0.5 million increase in third party revenues.

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

Cost of Events Revenue. Cost of events revenues decreased in the year ended December 31, 2013 (“fiscal 2013”) as compared to the same period in the prior year, primarily due to decreases in variable direct costs as a result of the decrease in the number of events that we conducted.

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

Operating Expenses and Other

	Years Ended December 31,
	2013	2012	Increase (Decrease)	Percent Change
	($ in thousands)
Operating expenses:
Selling and marketing	$36,920	$36,718	$202	1%
Product development	6,715	7,521	(806)	(11)
General and administrative	13,916	13,112	804	6
Depreciation	3,823	3,279	544	17
Amortization of intangible assets	2,223	3,351	(1,128)	(34)

Total operating expenses	$63,597	$63,981	$(384)	(1)%

Interest and other (expense) income, net	$(260)	$13	$(273)	(2100)%

(Benefit from) provision for income taxes	$(657)	$4,185	$(4,842)	(116)%

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

General and Administrative. The increase in general and administrative expense was primarily attributable to a $0.6 million increase in legal fees, a $0.5 million increase in stock-based compensation, primarily due to grants made late in 2012 and a $0.2 million charge related to contingent consideration. These increases were offset in part by a $0.3 million decrease in bad debt expense and a $0.2 million reduction in employee-related and corporate expenses.

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

Interest and Other (Expense) Income, Net. Interest expense was $20,000 in fiscal 2013 compared to interest income of $0.1 million in fiscal 2012. The decrease in interest income, net, is due to present value discounts on installment payments related to the purchase of LeMagIT in the fourth quarter of 2012, which are partially offsetting our 2013 interest income. Other expense in fiscal 2013 was $0.2 million compared to $0.1 million in fiscal 2012. This increase in other expense was related to foreign currency-related charges due to changes in exchange rates in countries where we record accounts receivable and accounts payable in the normal course of business.

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

Reclassifications. Beginning in the third quarter of 2014, we changed the presentation of transactional gains and losses arising from the impact of currency exchange rate fluctuations on transactions in foreign currency that is different from the local functional currency in order to better reflect the non-operating nature of these gains and losses, and are now including them in Other Income (Expense) on the Consolidated Statements of Comprehensive Income (Loss). Previously, these gains and losses were included in our operating expenses as General and Administrative expense. Amounts in the prior periods’ consolidated financial statements have been reclassified to conform to the current presentation. In the twelve months ended December 31, 2013, this resulted in an increase to Other Expense and a decrease in General and Administrative expense equal to $0.2 million and for the twelve months ended December 31, 2012, this resulted in a decrease to Other Income and a decrease in General and Administrative expense amounting to $0.1 million.

Selected Quarterly Results of Operations

The following table presents our unaudited quarterly consolidated results of operations for the eight quarters ended December 31, 2014. The unaudited quarterly consolidated information has been prepared on the same basis as our audited consolidated financial statements. You should read the following table presenting our quarterly consolidated results of operations in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this Annual Report. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

	For the Three Months Ended
	2014				2013
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31
	(in thousands, except per share data)
Revenues:
Online	$22,080	$23,652	$24,218	$27,657	$18,475	$20,371	$18,830	$22,033
Events	897	2,496	2,214	2,989	1,073	2,727	3,281	1,706

Total revenues	22,977	26,148	26,432	30,646	19,548	23,098	22,111	23,739

Cost of revenues:
Online	6,090	6,149	5,949	6,441	5,928	6,138	5,514	5,782
Events	547	979	805	1,087	676	1,087	1,221	787

Total cost of revenues	6,637	7,128	6,754	7,528	6,604	7,225	6,735	6,569

Gross profit	16,340	19,020	19,678	23,118	12,944	15,873	15,376	17,170
Operating expenses:
Selling and marketing	9,746	10,007	10,964	12,119	9,120	9,093	8,773	9,934
Product development	1,605	1,742	1,854	1,960	1,741	1,676	1,680	1,618
General and administrative	3,352	3,884	3,628	4,014	3,167	3,418	3,722	3,609
Depreciation	989	1,012	1,024	1,035	872	985	961	1,005
Amortization of intangible assets	451	454	451	406	734	548	474	467

Total operating expenses	16,143	17,099	17,921	19,534	15,634	15,720	15,610	16,633

Operating income (loss)	197	1,921	1,757	3,584	(2,690)	153	(234)	537
Interest and other income (expense), net	10	99	(230)	(212)	(137)	(236)	148	(35)

Income (loss) before provision for (benefit from) income taxes	207	2,020	1,527	3,372	(2,827)	(83)	(86)	502
Provision for (benefit from) income taxes	72	717	589	1,667	(1,285)	788	(663)	503

Net income (loss)	$135	$1,303	$938	$1,705	$(1,542)	$(871)	$577	$(1)

Net income (loss) per share - basic	$0.00	$0.04	$0.03	$0.05	$(0.04)	$(0.02)	$0.01	$(0.00)

Net income (loss) per share - diluted	$0.00	$0.04	$0.03	$0.05	$(0.04)	$(0.02)	$0.01	$(0.00)

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

Liquidity and Capital Resources

Resources

At December 31, 2014, we had $36.9 million of working capital, and our cash and cash equivalents totaled $19.3 million. Our cash, cash equivalents and investments increased $4.4 million during fiscal 2014, primarily from cash generated by our operations, as well as cash received from employee stock option exercises, offset by the repurchase of shares under our stock repurchase plan and purchases of property and equipment. We believe that our existing cash, cash equivalents, and investments, our cash flow from operating activities and available bank borrowings will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion internationally, future acquisitions we might undertake, and the expansion into complementary businesses. To the extent that our cash and cash equivalents, investments and cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more additional acquisitions of businesses.

	As of December 31,
	2014	2013	2012
	(in thousands)
Cash, cash equivalents and investments	$38,183	$33,772	$76,340
Accounts receivable, net	$23,200	$22,116	$24,185

Cash, Cash Equivalents and Investments

Our cash, cash equivalents and investments at December 31, 2014 were held for working capital purposes and were invested primarily in money market accounts, municipal bonds and government agency bonds. We do not enter into investments for trading or speculative purposes.

Accounts Receivable, Net

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our service delivery and billing activity, cash collections, and changes to our allowance for doubtful accounts. We use days sales outstanding, (“DSO”), as a measurement of the quality and status of our receivables. We define DSO as net accounts receivable at quarter end divided by total revenue for the applicable period, multiplied by the number of days in the applicable period. DSO was 70 days at December 31, 2014, 86 days at December 31, 2013 and 88 days at December 31, 2012. The decrease in DSO year over year is primarily due to more timely payments from all classes of customers.

Operating Activities

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Cash provided by operating activities	$18,217	$8,275	$18,636
Cash used in investing activities(1)	$(3,847)	$(4,477)	$(5,267)
Cash (used in) provided by financing activities	$(9,535)	$(45,986)	$652

(1)	Cash used in investing activities is shown net of purchases and sales/maturities of investments of $(0.9) million, $9.1 million and $8.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, the provision for bad debt, stock-based compensation, deferred income taxes, and the effect of changes in working capital and other activities. Cash provided by operating activities for the year ended December 31, 2014 was $18.2 million compared to $8.3 million and $18.6 million in the years ended December 31, 2013 and 2012, respectively.

The increase in cash provided by operations in fiscal 2014 compared to fiscal 2013 was primarily caused by a $5.5 million increase in net income adjusted for non-cash related items, which was primarily related to net income of $4.1 million in 2014 compared to a net loss of $1.8 million in 2013 and stock-based compensation of $7.3 million in 2014 compared with $5.6 million in 2013. Also contributing to this increase in cash from operations was positive adjustments in operating assets and liabilities of $0.8 million in 2014 as compared to net cash used by changes in operating assets and liabilities of $3.6 million in 2013. Significant components of the changes in assets and liabilities included an increase in income taxes payable of $4.7 million in 2014 compared to a decrease of $5.0 million in 2013 and an increase in accrued compensation of $0.5 million in 2014 compared to a de minimis decrease in 2013, offset in part by an increase of $1.8 million in accounts receivable in 2014 compared with a decrease of $1.5 million in 2013, a decrease in deferred revenue of $0.2 million in 2014 compared to an increase of $1.1 million in 2013 and a decrease in accrued expenses of $0.6 million in 2014 compared to an increase of $0.4 million in 2013.

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

Investing Activities

Cash used in investing activities in the year ended December 31, 2014, excluding purchases and sales/maturities of investments, was $3.8 million for the purchase of property and equipment, primarily website development costs, computer equipment and related software and internal-use development costs.

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

We have made capital expenditures primarily for computer equipment and related software needed to host our websites, internal-use software development costs, as well as for leasehold improvements and other general purposes to support our growth. Our capital expenditures totaled $3.8 million, $4.5 million and $4.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. A majority of our capital expenditures in 2014 were internal-use development costs and, to a lesser extent, computer equipment and related software. We are not currently party to any purchase contracts related to future capital expenditures.

We expect to spend approximately $3.8 million in capital expenditures in 2015, primarily for internal-use software development costs, computer equipment and related software. We are not currently party to any purchase contracts related to future capital expenditures.

Financing Activities

We received proceeds from the exercise of common stock options totaling $4.8 million, $1.6 million and $0.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

On August 4, 2014, our Board of Directors authorized a $20 million stock repurchase program (the “2014 Program”). Under the 2014 Program, we are authorized to repurchase our common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined based on an evaluation of market conditions and other factors. We may elect to implement a Rule 10b5-1 trading plan to make such purchases, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The 2014 Program may be suspended or discontinued at any time. During the year ended December 31, 2014 we repurchased 1,551,224 shares of common stock for approximately $15.0 million pursuant to the 2014 Program.

On August 3, 2012, our Board of Directors authorized a $20 million stock repurchase program (the “2012 Program”). Under the 2012 Program, we were authorized to repurchase our common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares of common stock repurchased was determined based on an evaluation of market conditions and other factors. We elected to implement a Rule 10b5-1 trading plan to make such purchases, which permits shares of common stock to be repurchased when we might otherwise be precluded from doing so under insider trading laws. During the year ended December 31, 2013 we repurchased 2,610,279 shares of common stock for approximately $12.4 million pursuant to the 2012 Program. The 2012 Program was terminated immediately prior to the commencement of a tender offer on September 25, 2013, through which we accepted for purchase 7,100,565 shares of our common stock for a total cost of $35.6 million, which includes approximately $0.1 million in fees and expenses.

Share Repurchase

On December 9, 2014, we entered into a Purchase Agreement with TCV V, L.P. (“TCV V”) and TCV Member Fund, L.P. (“TCV Member Fund” and collectively with TCV V, “TCV”) pursuant to which we agreed to repurchase from TCV 1,000,000 shares of the Company’s common stock, $0.001 par value per share (the “Common Stock”) for an aggregate price of $9,797,000. The purchase price per share of Common Stock was equal to 97% of the closing price of the Common Stock on the Nasdaq Global Market on December 8, 2014. The repurchase closed on December 10, 2014, and these shares are included in the 1,551,224 shares of common stock purchased under the 2014 plan noted above. Jay Hoag, a member of our board of directors, is a member of the general partner of TCV, which holds more than 5% of our voting securities.

Secondary Offering

In May 2014, we completed a secondary public offering of 5,750,000 shares of common stock at a price of $6.25 per share. All of the shares sold in the secondary public offering were sold by selling stockholders and we did not receive any proceeds from the offering. We incurred fees of approximately $0.5 million related to legal, accounting, and other fees in connection with the secondary public offering, which is included in general and administrative expenses in the Consolidated Statement of Comprehensive Income (Loss).

Tender Offer

On September 25, 2013, we commenced a tender offer to purchase up to 6.5 million shares of our common stock at a price of $5.00 per share.

The tender offer expired on October 24, 2013. In accordance with applicable SEC regulations and the terms of the tender offer, we exercised the right to purchase additional shares and accepted for purchase 7,100,565 shares of our common stock for a total cost of $35.6 million, which includes approximately $0.1 million in fees and expenses. Pursuant to the terms of the tender offer, we purchased 2,250,000 shares of common stock from entities affiliated with Technology Crossover Ventures (“TCV”).

All repurchased shares were funded with cash on hand.

Accrued Stock-Based Compensation

We had approximately $1.4 million included in accrued compensation expenses on our Consolidated Balance Sheet as of December 31, 2014 for stock-based compensation related to restricted stock awards that had been approved as of that date but had not been delivered. This non-cash compensation expense is recorded as part of stock compensation expense in our Consolidated Statement of Comprehensive Income (Loss). There were no such accruals as of December 31, 2013 or 2012.

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

The Revolving Credit Facility has a maturity date of August 31, 2016. Unless earlier payment is required by an event of default, all principal and unpaid interest will be due and payable on August 31, 2016. At our option, the Revolving Credit Facility bears interest at either the prime rate less 1.00% or the London Interbank Offered Rate (“LIBOR”) plus the applicable LIBOR margin. The applicable LIBOR margin is based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters. As of December 31, 2014, the applicable LIBOR margin was 1.25%.

We are also required to pay an unused line fee on the daily unused amount of our Revolving Credit Facility at a per annum rate based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters. As of December 31, 2014, unused availability under the Revolving Credit Facility totaled $5.0 million and the per annum unused line fee rate was 0.20%.

As of December 31, 2014 there were no amounts outstanding under the revolving loan portion of our Revolving Credit Facility. A standby letter of credit (“Letter of Credit”) related to our corporate headquarters lease that had previously been outstanding against the Revolving Credit Facility was canceled in October 2014, bringing our available borrowings on the facility to $5.0 million at December 31, 2014.

Borrowings under the Credit Agreement are collateralized by a security interest in substantially all of our assets. Covenants governing the Credit Agreement include the maintenance of certain financial ratios. As of December 31, 2014, we were in compliance with all covenants under the Credit Agreement.

Contractual Obligations and Commitments

As of December 31, 2014, our principal commitments consist of obligations under leases for office space. The offices are leased under non-cancelable operating lease agreements that expire through 2020.

The following table sets forth our commitments to settle contractual obligations in cash as of December 31, 2014:

	Payments Due By Period (in thousands)
Contractual Obligations	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years
Operating leases	$20,119	$4,091	$7,791	$7,665	$572

See Note 9 to the Consolidated Financial Statements for further information with respect to our operating leases.

See Note 4 to the Consolidated Financial Statements for information regarding future payments related to the LeMagIT acquisition.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

We currently have subsidiaries in the United Kingdom, Hong Kong, Australia, Singapore, Germany and France. Additionally, we have a wholly foreign-owned enterprise formed under the laws of the People’s Republic of China, and a VIE in Beijing, PRC. Approximately 22% of our revenues for the year ended December 31, 2014 were derived from customers with billing addresses outside of North America and our foreign exchange gains/losses were not significant. We currently believe our exposure to foreign currency exchange rate fluctuations is financially immaterial and therefore have not entered into foreign currency hedging transactions. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in the future.

Interest Rate Risk

At December 31, 2014, we had cash, cash equivalents and investments totaling $38.2 million. These amounts were invested primarily in money market accounts, municipal bonds and government agency bonds. The cash, cash equivalents and investments were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

Our exposure to market risk also relates to the amount of interest expense we must pay under our revolving credit facility. The advances under this credit facility bear a variable rate of interest determined as a function of the lender’s prime rate or LIBOR. At December 31, 2014, there were no amounts outstanding under our revolving credit facility.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

TechTarget, Inc.

Newton, Massachusetts

We have audited the accompanying consolidated balance sheets of TechTarget, Inc. as of December 31, 2014 and 2013 and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TechTarget, Inc. at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TechTarget, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Boston, Massachusetts

March 13, 2015

TechTarget, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$19,275	$15,412
Short-term investments	5,480	14,401
Accounts receivable, net of allowance for doubtful accounts of $1,014 and $913 as of December 31, 2014 and 2013, respectively	23,200	22,116
Prepaid expenses and other current assets	2,842	5,516
Deferred tax assets	2,674	555

Total current assets	53,471	58,000
Property and equipment, net	9,215	9,457
Long-term investments	13,428	3,959
Goodwill	93,979	94,171
Intangible assets, net of accumulated amortization	2,995	4,958
Deferred tax assets	3,230	5,873
Other assets	1,166	564

Total assets	$177,484	$176,982

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,733	$2,686
Accrued expenses and other current liabilities	2,719	3,300
Accrued compensation expenses	3,043	1,175
Income taxes payable	1,088	—
Deferred revenue	6,940	7,097

Total current liabilities	16,523	14,258
Long-term liabilities:
Deferred rent	2,598	2,980
Deferred tax liabilities	473	745
Contingent consideration	1,114	928
Other liabilities	930	1,009

Total liabilities	21,638	19,920
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized; 49,587,137 shares issued and 32,371,251 shares outstanding at December 31, 2014; 47,648,102 shares issued and 31,983,440 shares outstanding at December 31, 2013	50	48
Treasury stock, 17,215,886 and 15,664,662 shares at December 31, 2014 and 2013, respectively, at cost	(98,851)	(83,862)
Additional paid-in capital	280,702	270,726
Accumulated other comprehensive (loss) income	(87)	199
Accumulated deficit	(25,968)	(30,049)

Total stockholders’ equity	155,846	157,062

Total liabilities and stockholders’ equity	$177,484	$176,982

See accompanying Notes to Consolidated Financial Statements.

TechTarget, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in thousands, except per share data)

	For the Years Ended December 31,
	2014	2013	2012
Revenues:
Online	$97,607	$79,709	$88,192
Events	8,596	8,787	11,799

Total revenues	106,203	88,496	99,991

Cost of revenues:
Online(1)	24,629	23,362	23,513
Events(1)	3,418	3,771	4,301

Total cost of revenues	28,047	27,133	27,814

Gross profit	78,156	61,363	72,177
Operating expenses:
Selling and marketing(1)	42,836	36,920	36,718
Product development(1)	7,161	6,715	7,521
General and administrative(1)	14,878	13,916	13,112
Depreciation	4,060	3,823	3,279
Amortization of intangible assets	1,762	2,223	3,351

Total operating expenses	70,697	63,597	63,981

Operating income (loss)	7,459	(2,234)	8,196
Interest and other (expense) income, net	(333)	(260)	13

Income (loss) before provision for (benefit from) income taxes	7,126	(2,494)	8,209
Provision for (benefit from) income taxes	3,045	(657)	4,185

Net income (loss)	$4,081	$(1,837)	$4,024

Net income (loss) per common share:
Basic	$0.12	$(0.05)	$0.10

Diluted	$0.12	$(0.05)	$0.10

Weighted average common shares outstanding:
Basic	33,010	37,886	40,211

Diluted	34,641	37,886	40,910

Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on investments (net of tax (benefit) provision of $(17), $(2) and $1, respectively)	$(30)	$(4)	$2
Unrealized (loss) gain on foreign currency exchange	(256)	339	112

Other comprehensive (loss) income	(286)	335	114

Comprehensive income (loss)	$3,795	$(1,502)	$4,138

(1) Amounts include stock-based compensation expense as follows:

Cost of online revenue	$116	$173	$202
Cost of events revenue	8	18	18
Selling and marketing	3,287	2,751	2,888
Product development	129	212	265
General and administrative	3,792	2,431	1,894

See accompanying Notes to Consolidated Financial Statements.

TechTarget, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income		Total Stockholders’ Equity
	Number of Shares	$0.001 Par Value	Number of Shares	Cost			Accumulated Deficit
Balance, December 31, 2011	44,501,390	$45	5,857,878	$(35,343)	$257,459	$(250)	$(32,236)	$189,675

Issuance of common stock from stock options and restricted stock awards	959,867	1			765			766
Purchase of common stock through stock repurchase program			95,940	(467)				(467)
Shelf registration fees					(69)			(69)
Excess tax benefit — stock options					4			4
Stock-based compensation expense					5,267			5,267
Unrealized gain on investments (net of tax provision of $1)						2		2
Unrealized gain on foreign currency translation						112		112
Net income							4,024	4,024

Balance, December 31, 2012	45,461,257	$46	5,953,818	$(35,810)	$263,426	$(136)	$(28,212)	$199,314

Issuance of common stock from stock options and restricted stock awards	2,186,845	2			1,558			1,560
Purchase of common stock through stock repurchase program			2,610,279	(12,409)				(12,409)
Purchase of common stock through tender offer (including $140 in related costs)			7,100,565	(35,643)				(35,643)
Excess tax benefit — stock options					157			157
Stock-based compensation expense					5,585			5,585
Unrealized loss on investments (net of tax benefit of $2)						(4)		(4)
Unrealized gain on foreign currency translation						339		339
Net loss							(1,837)	(1,837)

Balance, December 31, 2013	47,648,102	$48	15,664,662	$(83,862)	$270,726	$199	$(30,049)	$157,062

Issuance of common stock from stock options and restricted stock awards	1,939,035	2			4,802			4,804
Purchase of common stock through stock repurchase program			1,551,224	(14,989)				(14,989)
Shelf registration fees					(62)			(62)
Excess tax benefit — stock options					(712)			(712)
Stock-based compensation expense					5,948			5,948
Unrealized loss on investments (net of tax benefit of $17)						(30)		(30)
Unrealized loss on foreign currency translation						(256)		(256)
Net income							4,081	4,081

Balance, December 31, 2014	49,587,137	$50	17,215,886	$(98,851)	$280,702	$(87)	$(25,968)	$155,846

See accompanying Notes to Consolidated Financial Statements.

TechTarget, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2014	2013	2012
Operating Activities:
Net income (loss)	$4,081	$(1,837)	$4,024
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,822	6,046	6,630
Provision for bad debt	708	564	827
Amortization of investment premiums	291	466	927
Stock-based compensation	7,332	5,585	5,267
Deferred tax (benefit) provision	(104)	1,554	231
Excess tax benefit—stock options	(712)	(506)	(422)
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	(1,845)	1,496	1,860
Prepaid expenses and other current assets	(912)	(524)	384
Other assets	(594)	(314)	(54)
Accounts payable	56	(239)	(144)
Income taxes payable	4,689	(5,004)	321
Accrued expenses and other current liabilities	(576)	412	(1,421)
Accrued compensation expenses	479	(17)	57
Deferred revenue	(157)	1,112	374
Other liabilities	(341)	(519)	(225)

Net cash provided by operating activities	18,217	8,275	18,636

Investing activities:
Purchases of property and equipment, and other capitalized assets	(3,847)	(4,477)	(4,150)
Purchases of investments	(15,101)	(16,433)	(21,373)
Proceeds from sales and maturities of investments	14,215	25,555	29,954
Acquisition of businesses, net of cash acquired	—	—	(1,117)

Net cash (used in) provided by investing activities	(4,733)	4,645	3,314

Financing activities:
Purchase of treasury shares and related costs	(14,989)	(47,912)	(467)
Excess tax benefit—stock options	712	506	422
Tender offer fees	—	(140)	—
Shelf registration fees	(62)	—	(69)
Proceeds from exercise of stock options	4,804	1,560	766

Net cash (used in) provided by financing activities	(9,535)	(45,986)	652

Effect of exchange rate changes on cash and cash equivalents	(86)	69	21

Net increase (decrease) in cash and cash equivalents	3,863	(32,997)	22,623
Cash and cash equivalents at beginning of period	15,412	48,409	25,786

Cash and cash equivalents at end of period	$19,275	$15,412	$48,409

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$—

Cash paid for taxes, net	$118	$2,834	$3,662

Supplemental disclosure of non-cash investing activities:
Accrual for contingent consideration and cash to be paid in connection with an acquisition	$—	$—	$1,715

See accompanying Notes to Consolidated Financial Statements.

TechTarget, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2014, 2013 and 2012

(In thousands, except share and per share data, where otherwise noted or instances where expressed in millions)

1. Organization and Operations

TechTarget, Inc. (the “Company”) is a leading provider of specialized online content and brand advertising that brings together buyers and sellers of corporate information technology (“IT”) products. The Company sells customized marketing programs that enable IT vendors to reach corporate IT decision makers who are actively researching specific IT purchases. The Company operates a network of over 150 websites, each of which focuses on a specific IT sector, such as storage, security or networking. During the critical stages of the purchase decision process, these content offerings meet IT professionals’ needs for expert, peer and IT vendor information, and provide a platform on which IT vendors can launch targeted marketing campaigns which generate measurable, high return on investment (“ROI”). As IT professionals have become increasingly specialized, they have come to rely on the Company’s sector-specific websites for purchasing decision support. The Company’s content enables IT professionals to navigate the complex and rapidly changing IT landscape where purchasing decisions can have significant financial and operational consequences. Based upon the logical clustering of users’ respective job responsibilities and the marketing focus of the products that the Company’s customers are advertising, the Company’s key marketing opportunities and audience extensions are currently addressed using nine distinct media groups: Application Architecture and Development; Channel; CIO/IT Strategy; Data Center and Virtualization Technologies; Business Applications and Analytics; Networking; Security; Storage; and TechnologyGuide.

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

Reclassifications

Beginning in the third quarter of 2014, the Company changed its presentation of transactional gains and losses arising from the impact of currency exchange rate fluctuations on transactions in foreign currency that is different from the local functional currency in order to better reflect the non-operating nature of these gains and losses, and is now including them in Other Income (Expense) on the Consolidated Statements of Comprehensive Income (Loss). Previously, these gains and losses were included in the Company’s operating expenses as General and Administrative expense. Amounts in the prior periods’ financial statements have been reclassified to conform to the current presentation. In the year ended December 31, 2013, this resulted in an increase to Other Expense and a decrease in General and Administrative expense equal to $0.2 million and for the year ended December 31, 2012, this resulted in a decrease to Other Income and a decrease in General and Administrative expense amounting to $0.1 million.

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

Online Offerings

Core Online.

Lead Generation. As part of these lead generation campaign offerings, the Company will guarantee a minimum number of qualified leads to be delivered over the course of the advertising campaign. The Company determines the content necessary to achieve performance guarantees. Scheduled end dates of advertising campaigns sometimes need to be extended, pursuant to the terms of the arrangement, to satisfy lead guarantees. The Company estimates a revenue reserve necessary to adjust revenue recognition for extended advertising campaigns. These estimates are based on the Company’s experience in managing and fulfilling these offerings. The customer has cancellation privileges which generally require advance notice by the customer and require proportional payment by the customer for the portion of the campaign period provided by the Company. Additionally, the Company offers sales incentives to certain customers, primarily in the form of volume rebates, which are classified as a reduction of revenues and are calculated based on the terms of the specific customer’s contract. The Company accrues for these sales incentives based on contractual terms and historical experience.

The Company recognizes revenue on contracts where pricing is based on cost per lead or duration-based in the period during which the leads are delivered to its customers.

Branding. Branding consists mostly of banner revenue, which is recognized in the period in which the banner impressions, engagements or clicks occur.

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

IT Deal Alert. This suite of products includes Qualified Sales Opportunities and Account Watch (rebranded in 2015 as Priority Engine). Qualified Sales Opportunities revenue is recognized when the opportunity is delivered to the Company’s customer, and Account Watch revenue is recognized ratably over the duration of the service.

Events

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

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, short and long-term investments, accounts receivable, accounts payable and contingent consideration. Due to their short-term nature and liquidity, the carrying value of these instruments, with the exception of contingent consideration, approximates their estimated fair values. See Note 3 for further information on the fair value of the Company’s investments. The fair value of contingent consideration was estimated using a discounted cash flow method described in Note 4.

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

Goodwill and indefinite-lived intangible assets are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life are amortized over their estimated useful lives, which range from three to ten years, using methods of amortization that are expected to reflect the estimated pattern of economic use, and are reviewed for impairment when events or changes in circumstances suggest that the assets may not be recoverable. Consistent with the Company’s determination that it has only one reporting segment, it has been determined that there is only one reporting unit and goodwill is tested for impairment at the entity level. The Company performs its annual test of impairment of goodwill as of December 31st of each year and whenever events or changes in circumstances suggest that the carrying amount may not be recoverable using the two step process required by ASC 350, Intangibles – Goodwill and Other (“ASC 350”). The first step of the impairment test is to identify potential impairment by comparing the reporting unit’s fair value with its net book value (or carrying amount), including goodwill. The fair value is estimated based on a market value approach. If the fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is not performed. Whenever indicators of impairment become present, the Company would perform the second step and compare the implied fair value of the reporting unit’s goodwill, as defined by ASC 350, to its carrying value to determine the amount of the impairment loss, if any. As of December 31, 2014, there were no indications of impairment based on the step one analysis, and the Company’s estimated fair value exceeded its goodwill carrying value by a significant margin.

Based on the aforementioned evaluation, the Company believes that, as of the balance sheet date presented, none of the Company’s goodwill or other long-lived assets were impaired. The Company did not have any intangible assets with indefinite lives as of December 31, 2014 or 2013.

Allowance for Doubtful Accounts

The Company offsets gross trade accounts receivable with an allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The allowance for doubtful accounts is reviewed on a regular basis, and all past due balances are reviewed individually for collectability. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions for doubtful accounts are recorded in general and administrative expense.

Below is a summary of the changes in the Company’s allowance for doubtful accounts for the years ended December 31, 2014, 2013 and 2012.

	Balance at Beginning of Year	Provision	Acquired in Business Combinations	Write-offs, Net of Recoveries	Balance at End of Year
Year ended December 31, 2012	$1,062	$827	—	$(978)	$911
Year ended December 31, 2013	$911	$564	—	$(562)	$913
Year ended December 31, 2014	$913	$708	—	$(607)	$1,014

Property and Equipment

Property and equipment is stated at cost. Property and equipment acquired through acquisitions of businesses are initially recorded at fair value. Depreciation is calculated on the straight-line method based on the month the asset is placed in service over the following estimated useful lives:

Estimated Useful Life
Furniture and fixtures	5 years
Computer equipment and software	2–3 years
Internal-use software and website development costs	3–4 years
Leasehold improvements	Shorter of useful life or remaining duration of lease

Property and equipment consists of the following:

	As of December 31,
	2014	2013
Furniture and fixtures	$831	$848
Computer equipment and software	4,567	4,026
Leasehold improvements	1,508	1,294
Internal-use software and website development costs	18,034	15,028

	24,940	21,196
Less: accumulated depreciation and amortization	(15,725)	(11,739)

	$9,215	$9,457

Depreciation expense was $4.1 million, $3.8 million and $3.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. Repairs and maintenance charges that do not increase the useful life of the assets are charged to operations as incurred. The Company wrote off approximately $0.1 million, $2.7 million and $0.8 million of fully depreciated assets that were no longer in service during 2014, 2013 and 2012, respectively.

Depreciation expense is classified as a component of operating expense in the Company’s results of operations.

Internal-Use Software and Website Development Costs

The Company capitalizes costs incurred during the development of its website applications and infrastructure as well as certain costs relating to internal-use software. The estimated useful life of costs capitalized is evaluated for each specific project. Capitalized internal-use software and website development costs are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized only if the carrying amount of the asset is not recoverable and exceeds its fair value. The Company capitalized internal-use software and website development costs of $3.0 million, $3.6 million and $3.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

No single customer represented 10% or more of total accounts receivable at December 31, 2014 or 2013. No single customer accounted for 10% or more of total revenue in the years ended December 31, 2014 or 2013. One customer accounted for 12% of total revenue for the year ended December 31, 2012.

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

Stock-Based Compensation

The Company has two stock-based employee compensation plans which are more fully described in Note 10. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized in the Consolidated Statement of Comprehensive Income (Loss) using the straight-line method over the vesting period of the award or using the accelerated method if the award is contingent upon performance goals. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock option awards.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during a period, except those resulting from investments by stockholders and distributions to stockholders. The Company’s comprehensive income (loss) includes changes in the fair value of the Company’s unrealized gains (losses) on available for sale securities and foreign currency translation.

There were no material reclassifications out of accumulated other comprehensive income in the periods ended December 31, 2014, 2013 or 2012.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share is as follows:

	For the Years Ended December 31,
	2014	2013	2012
Numerator:
Net income (loss)	$4,081	$(1,837)	$4,024

Denominator:
Basic:
Weighted average shares of common stock and vested restricted stock awards outstanding	33,010,162	37,886,492	40,211,075

Diluted:
Weighted average shares of common stock and vested restricted stock awards outstanding	33,010,162	37,886,492	40,211,075
Effect of potentially dilutive shares	1,630,349	—	698,668

Total weighted average shares of common stock and vested restricted stock awards outstanding	34,640,511	37,886,492	40,909,743

Calculation of Net Income (Loss) Per Common Share:

Basic:
Net income (loss) applicable to common stockholders	$4,081	$(1,837)	$4,024

Weighted average shares of stock outstanding	33,010,162	37,886,492	40,211,075

Net income (loss) per common share	$0.12	$(0.05)	$0.10

Diluted:
Net income (loss) applicable to common stockholders	$4,081	$(1,837)	$4,024

Weighted average shares of stock outstanding	34,640,511	37,886,492	40,909,743

Net income (loss) per common share(1)	$0.12	$(0.05)	$0.10

(1)	In calculating diluted earnings per share, 1.0 million, 5.3 million and 4.2 million shares related to outstanding stock options and unvested restricted stock awards were excluded for the years ended December 31, 2014, 2013 and 2012, respectively, because they were anti-dilutive. Additionally, shares used to calculate diluted earnings per share exclude 0.5 million shares related to outstanding stock options and unvested restricted stock awards for the year ended December 31, 2013 that would have been dilutive if the Company had net income during that period.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This new guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016 (January 1, 2017 for the Company); early adoption is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. The Company is in the process of determining the potential effects on the consolidated financial statements.

3. Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, short-term and long-term investments and contingent consideration. The fair value of these financial assets and liabilities was determined based on three levels of input as follows:

•	Level 1. Quoted prices in active markets for identical assets and liabilities;

•	Level 2. Observable inputs other than quoted prices in active markets; and

•	Level 3. Unobservable inputs.

The fair value hierarchy of the Company’s financial assets and liabilities carried at fair value and measured on a recurring basis is as follows:

		Fair Value Measurements at Reporting Date Using
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$1,071	$1,071	$—	$—
Short-term investments(2)	5,480	—	5,480	—
Long-term investments(2)	13,428	—	13,428	—

Total assets	$19,979	$1,071	$18,908	$—

Liabilities:
Contingent consideration – non-current(3)	1,114	—	—	1,114

Total liabilities	$1,114	$—	$—	$1,114

		Fair Value Measurements at Reporting Date Using
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$1,607	$1,607	$—	$—
Short-term investments(2)	14,401	—	14,401	—
Long-term investments(2)	3,959	—	3,959	—

Total assets	$19,967	$1,607	$18,360	$—

Liabilities:

Contingent consideration – current(3)	$568	$—	$—	$568
Contingent consideration – non-current(3)	928	—	—	928

Total liabilities	$1,496	$—	$—	$1,496

(1)	Included in cash and cash equivalents on the accompanying consolidated balance sheets; valued at quoted market prices in active markets.
(2)	Short and long-term investments consist of municipal bonds and government agency bonds; their fair value is calculated using an interest rate yield curve for similar instruments.
(3)	Our valuation techniques and Level 3 inputs used to estimate the fair value of contingent consideration payable in connection with the LeMag acquisition are described in Note 4. During the years ended December 31, 2014 and 2013 the contingent consideration increased by approximately $320 and $288, respectively, when it was remeasured to fair value. Payments in the amount of $545 were made in 2014; the remainder of the change in this balance was caused by amortization of a discount on the installment payments and foreign currency fluctuations. The final payment is expected to be made after December 31, 2015.

The following table provides a roll-forward of the fair value of the contingent consideration categorized as Level 3 for the years ended December 31, 2012, 2013 and 2014:

Fair Value
Balance as of December 31, 2011	$1,405
Payments on contingent liabilities	(1,405)
Contingent liabilities added from LeMag acquisition	1,180

Balance as of December 31, 2012	$1,180

Currency translation impact on contingent liabilities	28
Remeasurement of contingent liabilities	288

Balance as of December 31, 2013	$1,496

Currency translation impact on contingent liabilities	(204)
Payments on contingent liabilities	(545)
Amortization of discount on contingent liabilities	47
Remeasurement of contingent liabilities	320

Balance as of December 31, 2014	$1,114

4. Acquisitions

LeMagIT

On December 17, 2012 the Company purchased all of the outstanding shares of its French partner, E-Magine Médias SAS, for approximately $2.2 million in cash plus a potential future earnout valued at $0.7 million at the time of the acquisition. Approximately $1.2 million of the cash payment was made at closing, with the remainder due in two equal installments in fiscal years 2013 and 2014. The third installment was subject to certain revenue growth targets and the payment was adjusted based on actual results. If all targets are met, the total purchase price, including the earnout, shall not exceed $5.2 million, depending on exchange rates at the time of calculation. The installment payments have been recorded at present value using a discount rate of 10%; the discount was amortized to interest through the payment dates. The second and third installments were paid in 2013 and 2014, respectively. At December 31, 2014, the earnout is included in non-current liabilities in the Company’s consolidated balance sheet.

5. Cash, Cash Equivalents and Investments

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less at date of purchase. Cash equivalents are carried at cost, which approximates their fair market value. Cash and cash equivalents consisted of the following:

	As of December 31,
	2014	2013
Cash	$18,204	$13,805
Money market funds	1,071	1,607

Total cash and cash equivalents	$19,275	$15,412

The Company’s short and long-term investments are accounted for as available for sale securities. These investments are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax. The unrealized (loss) gain, net of taxes, was $(20), $10 and $14 as of December 31, 2014, 2013 and 2012, respectively. Realized gains and losses on the sale of these investments are determined using the specific identification method. There were no material realized gains or losses in 2014, 2013 or 2012.

Short and long-term investments consisted of the following:

	December 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short and long-term investments:
Government agency bonds	$6,632	$—	$(14)	$6,618
Municipal bonds	12,307	4	(21)	12,290

Total short and long-term investments	$18,939	$4	$(35)	$18,908

	December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short and long-term investments:
Government agency bonds	$2,511	$4	$—	$2,515
Municipal bonds	15,833	13	(1)	15,845

Total short and long-term investments	$18,344	$17	$(1)	$18,360

The Company had ten debt securities in an unrealized loss position at December 31, 2014. All of these securities have been in such a position for no more than seven months. The unrealized loss on those securities was approximately $35 and the fair value was $13.4 million. The Company uses specific identification when reviewing these investments for impairment. Because the Company does not intend to sell the investments that are in an unrealized loss position and it is not likely that the Company will be required to sell any investments before recovery of their cost basis, the Company does not consider those investments with an unrealized loss to be other-than-temporarily impaired at December 31, 2014.

Municipal and government agency bonds have contractual maturity dates that range from February 2015 to February 2018. All income generated from these investments is recorded as interest income.

6. Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2013 are as follows:

	As of December 31,
	2014	2013
Balance as of beginning of year	$94,171	$93,792
Goodwill adjustment during the year	—	80
Effect of exchange rate changes	(192)	299

Balance as of end of year	$93,979	$94,171

7. Intangible Assets

The following table summarizes the Company’s intangible assets, net:

		As of December 31, 2014
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer, affiliate and advertiser relationships	5-9	$7,079	$(5,480)	$1,599
Developed websites, technology and patents	10	1,361	(499)	862
Trademark, trade name and domain name	5-8	1,859	(1,598)	261
Proprietary user information database and internet traffic	3-5	1,270	(1,024)	246
Non-compete agreements	3	85	(58)	27

Total intangible assets		$11,654	$(8,659)	$2,995

		As of December 31, 2013
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer, affiliate and advertiser relationships	5-9	$7,146	$(4,563)	$2,583
Developed websites, technology and patents	6-10	6,942	(5,721)	1,221
Trademark, trade name and domain name	5-8	2,044	(1,482)	562
Proprietary user information database and internet traffic	3-5	1,318	(789)	529
Non-compete agreements	2-3	450	(387)	63

Total intangible assets		$17,900	$(12,942)	$4,958

Intangible assets are amortized over their estimated useful lives, which range from three to ten years, using methods of amortization that are expected to reflect the estimated pattern of economic use. The remaining amortization expense will be recognized over a weighted-average period of approximately 2.3 years. Amortization expense was $1.8 million, $2.2 million and $3.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. Amortization expense is recorded within operating expenses as the intangible assets consist of customer-related assets and website traffic that the Company considers to be in support of selling and marketing activities. The Company wrote off $5.9 million of fully amortized intangible assets in 2014; the Company did not write off any amortized intangible assets in 2013.

The Company expects amortization expense of intangible assets to be as follows:

Years Ending December 31:	Amortization Expense
2015	$1,420
2016	880
2017	181
2018	113
2019	95
Thereafter	306

$2,995

8. Bank Term Loan Payable

As of December 31, 2014, the Company has a $5.0 million revolving credit facility. Unless earlier payment is required by an event of default, all principal and unpaid interest will be due and payable on August 31, 2016. At the Company’s option, the Revolving Credit Facility (the “Credit Agreement”) bears interest at either the prime rate less 1.00% or the London Interbank Offered Rate (“LIBOR”) plus the applicable LIBOR margin. The applicable LIBOR margin is based on the ratio of total funded debt to earnings before interest, other income and expense, income taxes, depreciation, and amortization (“EBITDA”) for the preceding four fiscal quarters. As of December 31, 2014, the applicable LIBOR margin was 1.25%.

The Company is also required to pay an unused line fee on the daily unused amount of the Credit Agreement at a per annum rate based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters. As of December 31, 2014, the per annum unused line fee rate was 0.20%.

At December 31, 2014 and December 31, 2013 there were no amounts outstanding under the Credit Agreement. A standby letter of credit related to the Company’s corporate headquarters lease that had previously been outstanding against the Credit Agreement was canceled in October 2014, bringing the Company’s available borrowings on the facility to $5.0 million at December 31, 2014.

Borrowings under the Credit Agreement are collateralized by a security interest in substantially all assets of the Company. Covenants governing the Credit Agreement include the maintenance of certain financial ratios. At December 31, 2014, the Company was in compliance with all covenants under the Credit Agreement.

9. Commitments and Contingencies

Operating Leases

The Company conducts its operations in leased office facilities under various noncancelable operating lease agreements that expire through March 2020. The Company is receiving certain rent concessions over the life of certain of the leases. In November 2010, the Newton lease was amended to include an additional 8,400 square feet of office space. The amended lease commenced in March 2011 and runs concurrently with the term of the original lease. The Company is receiving certain rent concessions over the life of the amended lease.

Certain of the Company’s operating leases include lease incentives and escalating payment amounts and are renewable for varying periods. The Company is recognizing the related rent expense on a straight-line basis over the term of the lease taking into account the lease incentives and escalating lease payments. Total rent expense under the Company’s leases was approximately $4.1 million for the year ended December 31, 2014 and $4.0 million for each of the years ended December 31, 2013 and 2012.

Future minimum lease payments under the Company’s noncancelable operating leases at December 31, 2014 are as follows:

Years Ending December 31:	Minimum Lease Payments
2015	$4,091
2016	4,079
2017	3,712
2018	3,832
2019	3,833
Thereafter	572

$20,119

In the third quarter of 2014, the Company paid $0.7 million in cash as a security deposit on its corporate headquarters lease. An irrevocable standby letter of credit that had been outstanding in the aggregate amount of $1.0 million supporting the Company’s operating lease was canceled in October 2014.

Net Worth Tax Contingency

In late March 2010, the Company received a letter from the Department of Revenue of the Commonwealth of Massachusetts (the “MA DOR”) requesting documentation demonstrating that TSC has been classified by the MA DOR as a Massachusetts security corporation. Following subsequent correspondence with the MA DOR and a settlement conference on March 22, 2011, the Company received a Notice of Assessment from the MA DOR with respect to additional excise taxes on net worth related to TSC. Based on the Company’s previous assessment that it was probable that the MA DOR would require an adjustment to correct TSC’s tax filings such that it will be treated as a Massachusetts business corporation for the applicable years, the Company has recorded a liability representing its best estimate at that time of the potential net worth tax exposure. The tax benefits available to a Massachusetts security corporation are comprised of (i) a different rate structure (1.32% on gross investment income vs. 9.5% on net income) (See Note 12) and (ii) exemption from the 0.26% excise tax on net worth. On August 17, 2011, the Company filed Applications for Abatement with the MA DOR. On January 6, 2012, the Company filed Petitions for Formal Procedure with the Massachusetts Appellate Tax Board. A trial took place on April 29, 2014; as of the date of this report no decision has been rendered. As of December 31, 2014 the Company has recorded a liability of approximately $672 to account for the tax differential in all open years, including penalties and interest.

Litigation

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At December 31, 2014 and 2013, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

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

In April 2007, the Board approved the 2007 Stock Option and Incentive Plan (the “2007 Plan”), which was approved by the stockholders of the Company and became effective upon the consummation of the Company’s IPO in May 2007. Effective upon the consummation of the IPO, no further awards were made pursuant to the 1999 Plan, but any outstanding awards under the 1999 Plan remain in effect and continue to be subject to the terms of the 1999 Plan. The 2007 Plan allows the Company to grant ISOs, NSOs, stock appreciation rights, deferred stock awards, restricted stock and other awards. Under the 2007 Plan, stock options may not be granted at less than fair market value on the date of grant, and grants generally vest over a four year period. Stock options granted under the 2007 Plan expire no later than ten years after the grant date. The Company has reserved for issuance an aggregate of 2,911,667 shares of common stock under the 2007 Plan plus an additional annual increase to be added automatically on January 1 of each year, beginning on January 1, 2008, equal to the lesser of (a) 2% of the outstanding number of shares of common stock (on a fully-diluted basis) on the immediately preceding December 31 and (b) such lower number of shares as may be determined by the compensation committee of the Board of Directors of the Company. The number of shares available for issuance under the 2007 Plan is subject to adjustment in the event of a stock split, stock dividend or other change in capitalization. Generally, shares that are forfeited or canceled from awards under the 2007 Plan also will be available for future awards. To date, approximately 6.7 million shares have been added to the 2007 Plan in accordance with the automatic annual increase. In addition, shares subject to stock options returned to the 1999 Plan, as a result of their expiration, cancellation or termination, are automatically made available for issuance under the 2007 Plan. As of December 31, 2014, a total of 1,731,936 shares were available for grant under the 2007 Plan.

Accounting for Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The Company calculated the fair values of the options granted using the following estimated weighted-average assumptions:

	Years Ended December 31,
	2014	2013	2012
Expected volatility	78%	67%	88%
Expected term	6 years	5 years	5 years
Risk-free interest rate	1.62%	0.58%	0.36%
Expected dividend yield	—%	—%	—%
Weighted-average grant date fair value per share	$7.22	$3.89	$3.63

Beginning in 2013, the expected volatility of options granted has been determined using a weighted average of the historical volatility of the Company’s stock for a period equal to the expected life of the option; a combined historical volatility of the Company’s stock and the peer group of companies was used prior to 2013. The risk-free interest rate is based on a zero coupon United States treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero. The Company applied an estimated annual forfeiture rate in determining the expense recorded each year.

A summary of the stock option activity under the Company’s stock option plans for the year ended December 31, 2014 is presented below:

	Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2013	4,467,248	$7.30
Granted	10,000	10.53
Exercised	(970,382)	5.60
Forfeited	(132,609)	6.85
Canceled	(26,600)	8.23

Options outstanding at December 31, 2014	3,347,657	$7.86	2.6	$12,898

Options exercisable at December 31, 2014	3,343,282	$7.86	2.6	$12,877

Options vested or expected to vest at December 31, 2014(1)	3,347,178	$7.86	2.6	$11,742

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

During the years ended December 31, 2014, 2013 and 2012, the total intrinsic value of options exercised (i.e. the difference between the market price of the underlying stock at exercise and the price paid by the employee to exercise the options) was $4.2 million, $1.4 million and $0.2 million, respectively, and the total amount of cash received by the Company from exercise of these options was $4.8 million, $1.6 million and $0.8 million, respectively.

Restricted Stock Awards

Restricted stock awards are valued at the market price of a share of the Company’s common stock on the date of the grant. A summary of the restricted stock award activity under the 2007 Plan for the year ended December 31, 2014 is presented below:

	Shares	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Nonvested outstanding at December 31, 2013	2,777,500	$5.26
Granted	576,570	8.05
Vested	(1,027,403)	5.54
Forfeited	(47,500)	6.02

Nonvested outstanding at December 31, 2014	2,279,167	$5.83	$25,914

The total grant-date fair value of restricted stock awards that vested during the years ended December 31, 2014, 2013 and 2012 was $5.7 million, $5.0 million and $4.2 million, respectively. As of December 31, 2014, there was $11.0 million of total unrecognized compensation expense related to stock options and restricted stock awards which is expected to be recognized over a weighted average period of 2.1 years.

Accrued Stock-Based Compensation

The Company had approximately $1.4 million included in accrued compensation expenses on its Consolidated Balance Sheet as of December 31, 2014 for stock-based compensation related to restricted stock awards that had been approved as of that date but had not been delivered. This non-cash compensation expense is recorded as part of stock compensation expense in the Company’s Consolidated Statement of Comprehensive Income (Loss). There were no such accruals as of December 31, 2013 or 2012.

11. Stockholders’ Equity

Reserved Common Stock

As of December 31, 2014, the Company has reserved 7,832,511 shares of common stock for options outstanding and restricted stock awards that have not been issued as well as those available for grant under stock option plans.

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

On August 3, 2012, the Company’s Board of Directors authorized a $20 million stock repurchase program (the “2012 Program”) authorizing the Company to repurchase its common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased was determined based on an evaluation of market conditions and other factors. The Company elected to implement a Rule 10b5-1 trading plan to make such purchases. The 2012 Program was terminated immediately prior to the commencement of the tender offer on September 25, 2013 (as described below).

During the year ended December 31, 2014 the Company repurchased 1,551,224 shares of common stock for $15.0 million pursuant to the 2014 Program. During the year ended December 31, 2013 the Company repurchased 2,610,279 shares of common stock for $12.4 million pursuant to the 2012 Program. Repurchased shares are recorded under the cost method and are reflected as treasury stock in the accompanying Consolidated Balance Sheets. All repurchased shares were funded with cash on hand.

Share Repurchase

On December 9, 2014, the Company entered into a Purchase Agreement with TCV V, L.P. (“TCV V”) and TCV Member Fund, L.P. (“TCV Member Fund” and collectively with TCV V, “TCV”), both related parties, pursuant to which the Company agreed to repurchase from TCV 1,000,000 shares of the Company’s common stock, $0.001 par value per share (the “Common Stock”) for an aggregate price of $9,797,000. The purchase price per share of Common Stock was equal to 97% of the closing price of the Common Stock on the Nasdaq Global Market on December 8, 2014. The repurchase closed on December 10, 2014, and these shares are included in the 1,551,224 shares of common stock purchased under the 2014 plan noted above. A member of the Company’s board of directors is also a member of the general partner of TCV, which holds more than 5% of the voting securities of the Company.

Secondary Offering

In May 2014, the Company completed a secondary public offering of 5,750,000 shares of common stock at a price of $6.25 per share. All of the shares sold in the secondary public offering were sold by selling stockholders and the Company did not receive any proceeds from the offering. The Company incurred fees of approximately $0.5 million related to legal, accounting and other fees in connection with the secondary public offering, which are included in general and administrative expenses in the Statement of Comprehensive Income (Loss).

Tender Offer

On September 25, 2013, the Company commenced a tender offer to purchase up to 6.5 million shares of its common stock, representing approximately 16.79% of the shares of TechTarget’s common stock issued and outstanding at that time, at a price of $5.00 per share. On September 23, 2013, the last reported sale price of the Company’s common stock was $4.79 per share.

The tender offer expired on October 24, 2013. In accordance with applicable SEC regulations and the terms of the tender offer, the Company exercised the right to purchase additional shares and based on the final tabulation by Computershare Trust Company, N.A., the Depositary for the tender offer, the Company accepted for purchase 7,100,565 shares of its common stock for a total cost of $35.5 million. Repurchased shares were recorded under the cost method and are reflected as treasury stock in the accompanying Consolidated Balance Sheets. The total cost of the tender offer was $35.6 million, which includes approximately $0.1 million in costs directly attributable to the purchase. Pursuant to the terms of the tender offer, the Company purchased 2,250,000 shares of common stock from entities affiliated with Technology Crossover Ventures (“TCV”).

12. Income Taxes

Income (loss) before provision for (benefit from) income taxes was as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
United States	$6,071	$(3,157)	$7,859
Foreign	1,055	663	350

Income (loss) before income taxes	$7,126	$(2,494)	$8,209

The income tax provision (benefit) for the years ended December 31, 2014, 2013 and 2012 consisted of the following:

	Years Ended December 31,
	2014	2013	2012
Current:
Federal	$2,574	$(2,373)	$3,265
State	15	34	516
Foreign	560	128	171

Total current	3,149	(2,211)	3,952
Deferred:
Federal	(424)	1,700	(172)
State	593	(157)	258
Foreign	(273)	11	147

Total deferred	(104)	1,554	233

	$3,045	$(657)	$4,185

The income tax provision (benefit) for the years ended December 31, 2014, 2013 and 2012 differs from the amounts computed by applying the statutory federal income tax rate to the consolidated income (loss) before income taxes as follows:

	Years Ended December 31,
	2014	2013	2012
Provision (benefit) computed at statutory rate	$2,477	$(848)	$2,873
(Reduction) increase resulting from:
Difference in rates for foreign jurisdictions	(144)	(65)	—
Tax exempt interest income	—	(6)	(23)
Stock-based compensation	(479)	271	526
Other non-deductible expenses	104	116	151
Non-deductible officers compensation	492	113	—
State income tax provision	337	(228)	391
Valuation allowance	56	100	231
Secondary offering	188	—	—
True-up of prior year returns	—	(154)	—
Penalties and interest	15	15	—
Other	(1)	29	36

Provision for (benefit from) income taxes	$3,045	$(657)	$4,185

Significant components of the Company’s net deferred tax assets and liabilities are as follows:

	As of December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$1,151	$1,434
Capital losses	46	46
Deferred revenue	—	917
Accruals and allowances	1,681	602
Intangible asset amortization	—	84
Stock-based compensation	5,718	5,835
Deferred rent expense	1,060	1,202

Gross deferred tax assets	9,656	10,120
Less valuation allowance	(1,214)	(1,158)

Total deferred tax assets	8,442	8,962
Deferred tax liabilities:
Intangible asset amortization	(904)	(734)
Deferred revenue	(44)	—
Depreciation	(2,063)	(2,545)

Total deferred tax liabilities	(3,011)	(3,279)

Net deferred tax assets	$5,431	$5,683

As reported:
Current deferred tax assets	$2,674	$555

Non-current deferred tax assets	$3,230	$5,873

Non-current deferred tax liabilities	$473	$745

In evaluating the ability to realize the net deferred tax asset, the Company considers all available evidence, both positive and negative, including past operating results, the existence of cumulative losses in the most recent fiscal years, tax planning strategies that are prudent and feasible, and forecasts of future taxable income. In considering sources of future taxable income, the Company makes certain assumptions and judgments which are based on the plans and estimates used to manage the underlying business of the Company. Changes in the Company’s assumptions and estimates may materially impact income tax expense for the period. The valuation allowance of $1,214 and $1,158 at December 31, 2014 and 2013, respectively, relates to foreign net operating losses (“NOL’s”) and state NOL’s acquired from KnowledgeStorm that the Company determined were not more likely than not to be realized based on projections of future taxable income in California, Georgia, China and Hong Kong. The valuation allowance increased by $56, $100 and $231 during the years ended December 31, 2014, 2013 and 2012, respectively. To the extent realization of the deferred tax assets for foreign and the state net operating losses becomes more likely than not, recognition of these acquired tax benefits would reduce income tax expense. As of December 31, 2014, the Company has a federal NOL carryforward of approximately $4.3 million, which may be used to offset future taxable income. The federal NOL is attributable to excess tax deductions from share-based payments, the benefit of which would be credited to additional paid-in capital when the deductions reduce cash taxes payable. The federal NOL carryforward will expire in 2034.

The Company considers the excess of its financial reporting over its tax basis in its investment in foreign subsidiaries essentially permanent in duration and as such has not recognized a deferred tax liability related to this difference.

The amount of unrecognized tax benefits at December 31, 2014 was approximately $0.7 million. The amount of unrecognized tax benefits that impact the effective tax rate, if recognized, is approximately $0.5 million.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2014 and 2013 is as follows:

	2014	2013	2012
Balance at beginning of year	$657	$642	$628
Gross increases related to positions taken in prior periods	15	15	14

Balance at end of year	$672	$657	$642

In March 2010, the Company received a letter from the MA DOR requesting documentation demonstrating that TSC, a wholly-owned subsidiary of the Company, has been classified by the MA DOR as a Massachusetts security corporation. Based on subsequent correspondence with the MA DOR, the Company determined that it was more likely than not that the MA DOR would require an adjustment to correct TSC’s tax filings such that it will be treated as a Massachusetts business corporation for the applicable years. The Company recorded a tax reserve for approximately $0.4 million. The tax benefits available to a Massachusetts security corporation are comprised of (i) a different rate structure (1.32% on gross investment income vs. 9.5% on net income) and (ii) exemption from the 0.26% excise tax on net worth (see Note 9). On August 17, 2011, the Company filed Applications for Abatement with the MA DOR. On January 6, 2012, the Company filed Petitions under Formal Procedure with the Massachusetts Appellate Tax Board. A trial took place on April 29, 2014; no decision has been rendered as of the date of this report. As of December 31, 2014 the Company has recorded a liability of approximately $672 to account for the tax differential in all open years, which includes penalties and interest for the potential state income tax liability arising from the difference between the income tax rates applicable to security corporations and business corporations in Massachusetts.

The Company recognized interest and penalties totaling $15 on its uncertain tax positions in income tax expense in 2014. Tax years 2011 through 2014 are subject to examination by the federal and state taxing authorities.

As of December 31, 2014, the Company had state NOL carryforwards of approximately $20.5 million, which may be used to offset future taxable income. The NOL carryforwards expire at various dates through 2035. The Company has foreign NOL carryforwards of $1.1 million, which may be used to offset future taxable income in foreign jurisdictions until they expire, through 2019.

13. Segment Information

The Company views its operations and manages its business as one operating segment based on factors such as how the Company manages its operations and how its executive management team reviews results and makes decisions on how to allocate resources and assess performance.

Geographic Data

Net sales to unaffiliated customers by geographic area* were as follows:

	Years Ended December 31,
	2014	2013	2012
North America	$83,214	$65,386	$85,406
International	22,989	23,110	14,585

Total	$106,203	$88,496	$99,991

Long-lived assets** by geographic area were as follows:

	Years Ended December 31,
	2014	2013
North America	$100,042	$101,241
International	6,147	7,344

Total	$106,189	$108,585

*	based on current customer billing address; does not consider the geo-targeted, or target audience, location of the campaign
**	comprised of property, plant and equipment, net; goodwill; and intangible assets, net

14. 401(k) Plan

The Company maintains a 401(k) retirement savings plan (the “Plan”) whereby employees may elect to defer a portion of their salary and contribute the deferred portion to the Plan. The Company contributes an amount equal to 50% of the employee’s contribution to the Plan, up to an annual limit of two thousand dollars. The Company contributed $0.7 million, $0.7 million and $0.8 million to the Plan for the years ended December 31, 2014, 2013 and 2012, respectively. Employee contributions and the Company’s matching contributions are invested in one or more collective investment funds at the participant’s direction. The Company’s matching contributions vest 25% annually and are 100% vested after four consecutive years of service.

15. Quarterly Financial Data (unaudited)

	For the Three Months Ended
	2014				2013
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Total revenues	$22,977	$26,148	$26,432	$30,646	$19,548	$23,098	$22,111	$23,739
Total cost of revenues	6,637	7,128	6,754	7,528	6,604	7,225	6,735	6,569
Total gross profit	16,340	19,020	19,678	23,118	12,944	15,873	15,376	17,170
Total operating expenses	16,143	17,099	17,921	19,534	15,634	15,720	15,610	16,633
Operating income (loss)	197	1,921	1,757	3,584	(2,690)	153	(234)	537
Net income (loss)	$135	$1,303	$938	$1,705	$(1,542)	$(871)	$577	$(1)
Net income (loss) per common share:
Basic*	$0.00	$0.04	$0.03	$0.05	$(0.04)	$(0.02)	$0.01	$(0.00)
Diluted*	$0.00	$0.04	$0.03	$0.05	$(0.04)	$(0.02)	$0.01	$(0.00)

*	The sum of the quarterly earnings per share amounts may not equal the annual amount, as the computations of the weighted-average number of common basic and diluted shares outstanding for each quarter and the full year are performed independently.

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

In connection with the preparation of the Form 10-K for the period ended December 31, 2014, management, under the supervision of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), conducted an evaluation of disclosure controls and procedures as of December 31, 2014. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control, that occurred during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria for effective control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commissions.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, our internal control over financial reporting was effective. Management has reviewed its assessment with the Audit Committee.

The independent registered public accounting firm, BDO USA, LLP, has audited our consolidated financial statements and has issued an attestation report on our internal controls over financial reporting as of December 31, 2014, which is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

TechTarget, Inc.

Newton, Massachusetts

We have audited TechTarget, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TechTarget, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, TechTarget, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TechTarget, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated March 13, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Boston, Massachusetts

March 13, 2015

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Incorporated by reference from the information in the Company’s proxy statement for the 2015 annual meeting of stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

Item 11.	Executive Compensation.

Incorporated by reference from the information in the Company’s proxy statement for the 2015 annual meeting of stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated by reference from the information in the Company’s proxy statement for the 2015 annual meeting of stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference from the information in the Company’s proxy statement for the 2015 annual meeting of stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

Item 14.	Principal Accountant Fees and Services.

Incorporated by reference from the information in the Company’s proxy statement for the 2015 annual meeting of stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements are filed as part of this Annual Report on Form 10-K. The following consolidated financial statements are included in Item 8:

•	Consolidated Balance Sheets as of December 31, 2014 and 2013

•	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2014, 2013 and 2012

•	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2014, 2013 and 2012

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012

•	Notes to Consolidated Financial Statements

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

TECHTARGET, INC.
Date:	March 13, 2015

By:	/s/ GREG STRAKOSCH
Greg Strakosch
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREG STRAKOSCH	Chief Executive Officer and Director	March 13, 2015
Greg Strakosch	(Principal executive officer)

/s/ JANICE KELLIHER	Chief Financial Officer and Treasurer	March 13, 2015
Janice Kelliher	(Principal financial and accounting officer)

/s/ ROBERT D. BURKE	Director	March 13, 2015
Robert D. Burke

/s/ LEONARD FORMAN	Director	March 13, 2015
Leonard Forman

/s/ JAY C. HOAG	Director	March 13, 2015
Jay C. Hoag

/s/ BRUCE LEVENSON	Director	March 13, 2015
Bruce Levenson

/s/ ROGER M. MARINO	Director	March 13, 2015
Roger M. Marino

EXHIBIT INDEX - TO BE UPDATED

			Incorporated by Reference to
Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

	Articles of Incorporation and By-Laws

3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant	10-Q	3.1	11/13/2007	001-33472

3.2	Amended and Restated Bylaws of the Registrant	S-1/A	3.3	3/20/2007	333-140503

	Instruments Defining the Rights of Security Holders

4.1	Specimen Stock Certificate for shares of the Registrant’s Common Stock	S-1/A	4.1	4/10/2007	333-140503

	Material Contracts

10.1	Second Amended and Restated Investors’ Rights Agreement by and among the Registrant, the Investors named therein and SG Cowen Securities Corporation, dated as of December 17, 2004	S-1	10.1	2/07/2007	333-140503

10.2	Form of Indemnification Agreement between the Registrant and its Directors and Officers	S-1/A	10.2	5/15/2007	333-140503

10.3#	2007 Stock Option and Incentive Plan	S-1/A	10.3	4/20/2007	333-140503

10.4#	Form of Incentive Stock Option Agreement under the 2007 Stock Option and Incentive Plan	S-1/A	10.4	4/20/2007	333-140503

10.5#	Form of Non-Qualified Stock Option Agreement under the 2007 Stock Option and Incentive Plan	S-1/A	10.5	4/20/2007	333-140503

10.6#	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors	S-1/A	10.5.1	4/27/2007	333-140503

10.7#	Form of Restricted Stock Agreement under the 2007 Stock Option and Incentive Plan	S-1/A	10.6	4/20/2007	333-140503

10.8#	Form of Restricted Stock Unit Agreement under the 2007 Stock Option and Incentive Plan	10-K	10.8	3/31/2008	001-33472

10.9#	Restricted Stock Unit Agreement, dated December 18, 2007, by and between the Registrant and Kevin Beam	10-K	10.9	3/31/2008	001-33472

10.10#	Restricted Stock Unit Agreement, dated December 18, 2007, by and between the Registrant and Don Hawk	10-K	10.10	3/31/2008	001-33472

10.11#	Restricted Stock Unit Agreement, dated December 18, 2007, by and between the Registrant and Greg Strakosch	10-K	10.13	3/31/2008	001-33472

10.12#	Executive Incentive Bonus Plan	S-1/A	10.7	4/20/2007	333-140503

10.13#	1999 Stock Option Plan	S-1	10.8	2/07/2007	333-140503

10.14#	Form of Incentive Stock Option Grant Agreement under the 1999 Stock Option Plan (for grants prior to September 27, 2006)	S-1	10.9	2/07/2007	333-140503

10.15#	Form of Incentive Stock Option Grant Agreement under the 1999 Stock Option Plan (for grants on or after September 27, 2006)	S-1	10.10	2/07/2007	333-140503

10.16#	Form of Incentive Stock Option Grant Agreement under the 1999 Stock Option Plan (for grants to executives)	S-1/A	10.10.1	5/01/2007	333-140503

10.17#	Form of Nonqualified Stock Option Grant Agreement under the 1999 Stock Option Plan	S-1	10.11	2/07/2007	333-140503

10.18	Credit Facility Agreement between the Registrant and Citizens Bank of Massachusetts, dated August 30, 2006	S-1	10.16	2/07/2007	333-140503

10.19#	Amended and Restated Employment Agreement, dated January 17, 2008, by and between the Registrant and Greg Strakosch	10-K	10.25	3/31/2008	001-33472

10.20#	Amended and Restated Employment Agreement, dated January 17, 2008, by and between the Registrant and Don Hawk	10-K	10.26	3/31/2008	001-33472

10.21#	Amended and Restated Employment Agreement, dated January 17, 2008, by and between the Registrant and Kevin Beam	10-K	10.28	3/31/2008	001-33472

10.22	Lease Agreement by and between MA-Riverside Project L.L.C., as landlord and TechTarget, Inc., as tenant	8-K	10.1	8/7/2009	001-33472

10.23	First Amendment to Lease Agreement, by and between the Registrant and MA-Riverside Project L.L.C. for the premises located at One Riverside Center, 275 Grove Street, Newton, Massachusetts, dated November 18, 2010	8-K	10.1	11/22/10	001-33472

10.24	First Amendment (dated August 30, 2007) to Credit Facility Agreement dated August 30, 2006 between the Registrant and Citizens Bank of Massachusetts	10-Q	10.1	2/8/2010	001-33472

10.25	Second Amendment (dated December 18, 2008) to Credit Facility Agreement between the Registrant and Citizens Bank of Massachusetts, dated August 30, 2006	10-Q	10.2	2/8/2010	001-33472

10.26	Third Amendment (dated December 17, 2009) to Credit Facility Agreement dated August 30, 2006 between the Registrant and Citizens Bank of Massachusetts	10-Q	10.3	2/8/2010	001-33472

10.27	First Amendment (dated December 17, 2009) to Revolving Promissory Note dated August 30, 2006 between the Registrant and Citizens Bank of Massachusetts	10-Q	10.4	2/8/2010	001-33472

10.28	Waiver of Specified Covenants (dated December 17, 2009) for Credit Facility Agreement dated August 30, 2006 between the Registrant and Citizens Bank of Massachusetts, now known as RBS Citizens, National Association	10-Q	10.5	2/8/2010	001-33472

10.29	Waiver of Specified Covenants (dated January 28, 2010) for Credit Facility Agreement dated August 30, 2006 between the Registrant and Citizens Bank of Massachusetts, now known as RBS Citizens, National Association	10-Q	10.6	2/8/2010	001-33472

10.30	Fourth Amendment (dated August 30, 2011) to Credit Facility Agreement dated August 30, 2006 between the Registrant and Citizens Bank of Massachusetts	8-K	10.1	9/2/2011	001-33472

10.31#	Amended and Restated Restricted Stock Unit Agreement, dated August 10, 2009, by and between the Registrant and Michael Cotoia	10-K	10.33	3/16/2011	001-33472

10.32#	Employment Agreement dated as of January 1, 2012 between the Registrant and Michael Cotoia	8-K	10.1	1/10/2012	001-33472

10.33#	Amendment and Waiver to Amended and Restated Employment Agreement between the Registrant and Kevin Beam (dated January 10, 2012)	10-K	10.36	3/15/2012	001-33472

10.34#	Amendment and Waiver to Amended and Restated Employment Agreement between the Registrant and Don Hawk (dated January 10, 2012)	10-K	10.37	3/15/2012	001-33472

10.35#	Employment Agreement between the Registrant and Janice Kelliher (dated May 4, 2012)	8-K	10.1	5/8/2012	001-33472

10.36	Purchase Agreement between the Company and TCV V, LP and TCV Member Fund, LP, dated December 9, 2014	8-K	10.1	12/9/14	001-33472

*21.1	List of Subsidiaries

*23.1	Consent of BDO USA, LLP

*31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

*31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

*32.1	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

*	Filed herewith.
#	Management contract or compensatory plan or arrangement filed as an Exhibit to this report pursuant to 15(a) and 15(c) of Form 10-K.
(1)	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013, (ii) Consolidated Statements of Comprehensive Income (Loss) for the Years ended December 31, 2014, December 31, 2013 and December 31, 2011, (iii) Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2014, December 31, 2013 and December 31, 2012, (iv) Consolidated Statements of Cash Flows for the Years ended December 31, 2014, December 31, 2013 and December 31, 2012, and (v) Notes to Consolidated Financial Statements.