Form 10-Q
period 2015-03-31
TechTarget Inc
filed 2015-05-11
CIK 1293282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had 33,084,563 shares of Common Stock, $0.001 par value per share, outstanding as of April 30, 2015.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TECHTARGET, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,664	$19,275
Short-term investments	3,755	5,480
Accounts receivable, net of allowance for doubtful accounts of $1,151 and $1,014 as of March 31, 2015 and December 31, 2014, respectively	26,687	23,200
Prepaid expenses and other current assets	3,874	2,842
Deferred tax assets	2,710	2,674

Total current assets	54,690	53,471
Property and equipment, net	9,085	9,215
Long-term investments	16,038	13,428
Goodwill	93,849	93,979
Intangible assets, net of accumulated amortization	2,483	2,995
Deferred tax assets	3,230	3,230
Other assets	1,110	1,166

Total assets	$180,485	$177,484

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,448	$2,733
Accrued expenses and other current liabilities	2,881	2,719
Accrued compensation expenses	553	3,043
Contingent consideration	1,048	—
Income taxes payable	1,201	1,088
Deferred revenue	8,244	6,940

Total current liabilities	16,375	16,523
Long-term liabilities:
Deferred rent	2,527	2,598
Deferred tax liabilities	423	473
Contingent consideration	—	1,114
Other liabilities	—	930

Total liabilities	19,325	21,638
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 50,300,449 shares issued and 33,084,563 shares outstanding at March 31, 2015 and 49,587,137 shares issued and 32,371,251 shares outstanding at December 31, 2014	51	50
Treasury stock, 17,215,886 shares, at cost	(98,851)	(98,851)
Additional paid-in capital	285,800	280,702
Accumulated other comprehensive loss	(219)	(87)
Accumulated deficit	(25,621)	(25,968)

Total stockholders’ equity	161,160	155,846

Total liabilities and stockholders’ equity	$180,485	$177,484

See accompanying notes.

TECHTARGET, INC.

Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share data)

	For the Three Months Ended March 31,
	2015	2014
	(Unaudited)
Revenues:
Online	$23,048	$22,080
Events	610	897

Total revenues	23,658	22,977

Cost of revenues:
Online (1)	6,529	6,090
Events (1)	455	547

Total cost of revenues	6,984	6,637

Gross profit	16,674	16,340

Operating expenses:
Selling and marketing (1)	10,341	9,746
Product development (1)	1,776	1,605
General and administrative (1)	3,020	3,352
Depreciation	1,008	989
Amortization of intangible assets	373	451

Total operating expenses	16,518	16,143

Operating income	156	197

Interest and other (expense) income, net	(163)	10

(Loss) income before (benefit from) provision for income taxes	(7)	207

(Benefit from) provision for income taxes	(354)	72

Net income	$347	$135

Net income per common share:

Basic	$0.01	$0.00

Diluted	$0.01	$0.00

Weighted average common shares outstanding:

Basic	33,136	32,684

Diluted	34,971	33,631

Comprehensive income	$215	$164

(1) Amounts include stock-based compensation expense as follows:
Cost of online revenue	$14	$30
Cost of events revenue	—	4
Selling and marketing	689	688
Product development	10	31
General and administrative	734	654

See accompanying notes.

TECHTARGET, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
Operating activities:
Net income	$347	$135
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,381	1,440
Provision for bad debt	222	133
Amortization of investment premiums	57	96
Stock-based compensation expense	1,447	1,407
Excess tax benefit – stock options	—	(368)
Other non-cash	10	36
Changes in operating assets and liabilities:
Accounts receivable	(3,735)	(3,412)
Prepaid expenses and other current assets	(533)	(1,744)
Other assets	43	(24)
Accounts payable	(280)	165
Income taxes payable	116	(167)
Accrued expenses and other current liabilities	1,242	104
Accrued compensation expenses	(1,093)	(614)
Deferred revenue	1,304	1,255
Other liabilities	(2,084)	406

Net cash used in operating activities	(1,556)	(1,152)

Investing activities:
Purchases of property and equipment, and other assets	(886)	(1,164)
Purchases of investments	(2,622)	(1,605)
Sales of investments	1,710	—

Net cash used in investing activities	(1,798)	(2,769)

Financing activities:
Excess tax benefit – stock options	—	368
Purchase of treasury shares and related costs	—	(16)
Registration fees	(4)	—
Proceeds from exercise of stock options	1,765	640

Net cash provided by financing activities	1,761	992
Effect of exchange rate changes on cash and cash equivalents	(18)	(48)
Net decrease in cash and cash equivalents	(1,611)	(2,977)
Cash and cash equivalents at beginning of period	19,275	15,412

Cash and cash equivalents at end of period	$17,664	$12,435

Supplemental disclosure of cash flow information:

Cash paid for taxes	$202	$187

See accompanying notes.

TECHTARGET, INC.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data, where otherwise noted or instances where expressed in millions)

1. Organization and Operations

TechTarget, Inc. (the “Company”) is a leading provider of specialized online content and brand advertising that brings together buyers and sellers of corporate information technology (“IT”) products. The Company sells customized marketing programs and services that enable IT vendors to reach corporate IT decision makers who are actively researching specific IT purchases. In addition, the Company offers a number of data analytics solutions that help their customers more efficiently target their sales efforts. The Company operates a network of over 150 websites, each of which focuses on a specific IT sector, such as storage, security or networking. During the critical stages of the purchase decision process, these content offerings meet IT professionals’ needs for expert, peer and IT vendor information, and provide a platform on which IT vendors can launch targeted marketing campaigns which generate measurable, high return on investment (“ROI”). As IT professionals have become increasingly specialized, they have come to rely on the Company’s sector-specific websites for purchasing decision support. The Company’s content enables IT professionals to navigate the complex and rapidly changing IT landscape where purchasing decisions can have significant financial and operational consequences. Based upon the logical clustering of users’ respective job responsibilities and the marketing focus of the products that the Company’s customers are advertising, the Company’s key marketing opportunities and audience extensions are currently addressed using nine distinct media groups: Application Architecture and Development; Channel; CIO/IT Strategy; Data Center and Virtualization Technologies; Business Applications and Analytics; Networking; Security; Storage; and TechnologyGuide.

2. Summary of Significant Accounting Policies

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these Notes to Consolidated Financial Statements.

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, which are comprised of KnowledgeStorm, Inc., Bitpipe, Inc., TechTarget Securities Corporation (“TSC”), TechTarget Limited, TechTarget (HK) Limited, TechTarget (Beijing) Information Technology Consulting Co., Ltd., TechTarget (Australia) Pty Ltd., TechTarget (Singapore) Pte Ltd., E-Magine Médias SAS and TechTarget Germany GmbH. KnowledgeStorm, Inc. and Bitpipe, Inc. feature websites that provide in-depth vendor generated content targeted to corporate IT professionals. TSC is a Massachusetts corporation incorporated in 2004. TechTarget Limited is a subsidiary doing business principally in the United Kingdom. TechTarget (HK) Limited (“TTGT HK”) is a subsidiary incorporated in Hong Kong in order to facilitate the Company’s activities in the Asia-Pacific region. Additionally, through its wholly-owned subsidiaries, TTGT HK and TechTarget (Beijing) Information Technology Consulting Co., Ltd. (“TTGT Consulting”, incorporated on December 16, 2011), the Company effectively controls a variable interest entity (“VIE”), Keji Wangtuo Information Technology Co., Ltd., (“KWIT”), which was incorporated under the laws of the People’s Republic of China (“PRC”) on November 27, 2007. TechTarget (Australia) Pty Ltd. (incorporated on December 15, 2011) and TechTarget (Singapore) Pte Ltd. (incorporated on February 12, 2012) are the entities through which the Company does business in Australia and Singapore, respectively; E-Magine Médias SAS (“LeMagIT”) and TechTarget Germany GmbH (incorporated on June 6, 2014), both wholly-owned subsidiaries of TechTarget Limited, are entities through which the Company does business in France and Germany, respectively.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (generally accepted accounting principles, or “GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown, are of a normal recurring nature and have been reflected in the consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of results to be expected for any other interim periods or for the full year. The information included in these consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report and the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Reclassifications

Beginning in the third quarter of 2014, the Company changed its presentation of transactional gains and losses arising from the impact of currency exchange rate fluctuations on transactions in foreign currency that is different from the local functional currency in order to better reflect the non-operating nature of these gains and losses, and is now including them in Other Income (Expense) on the Consolidated Statements of Operations and Comprehensive Income (Loss). Previously, these gains and losses were included in the Company’s operating expenses as General and Administrative expense. Amounts in the prior periods’ financial statements have been reclassified to conform to the current presentation. In the three months ended March 31, 2014, this resulted in an increase to Other Income and an increase in General and Administrative expense equal to $20.

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

Online Offerings

Core Online

Lead Generation. As part of these lead generation campaign offerings, the Company will guarantee a minimum number of qualified leads to be delivered over the course of the advertising campaign. The Company determines the content necessary to achieve performance guarantees. Scheduled end dates of advertising campaigns sometimes need to be extended, pursuant to the terms of the arrangement, to satisfy lead guarantees. The Company estimates a revenue reserve necessary to adjust revenue recognition for extended advertising campaigns. These estimates are based on the Company’s experience in managing and fulfilling these offerings. The customer generally has cancellation privileges which normally require advance notice by the customer and require proportional payment by the customer for the portion of the campaign provided by the Company. Additionally, the Company offers sales incentives to certain customers, primarily in the form of volume rebates, which are classified as a reduction of revenues and are calculated based on the terms of the specific customer’s contract. The Company accrues for these sales incentives based on contractual terms and historical experience.

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

IT Deal Alert™ This suite of products includes IT Deal Alert: Qualified Sales Opportunities™, IT Deal Alert: Priority Engine™ (formerly called Account Watch) and IT Deal Alert: Deal Data™, which was introduced in 2015. Qualified Sales Opportunities revenue is recognized when the opportunity is delivered to the Company’s customer, Priority Engine revenue is recognized ratably over the duration of the service and Deal Data revenue is recognized upon delivery.

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

Goodwill and indefinite-lived intangible assets are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life are amortized over their estimated useful lives, which range from three to ten years, using methods of amortization that are expected to reflect the estimated pattern of economic use, and are reviewed for impairment when events or changes in circumstances suggest that the assets may not be recoverable. Consistent with the Company’s determination that it has only one reporting segment, it has been determined that there is only one reporting unit and goodwill is tested for impairment at the entity level. The Company performs its annual test of impairment of goodwill as of December 31st of each year and whenever events or changes in circumstances suggest that the carrying amount may not be recoverable using the two step process required by ASC 350, Intangibles – Goodwill and Other (“ASC 350”). The first step of the impairment test is to identify potential impairment by comparing the reporting unit’s fair value with its net book value (or carrying amount), including goodwill. The fair value is estimated based on a market value approach. If the fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is not performed. Whenever indicators of impairment become present, the Company would perform the second step and compare the implied fair value of the reporting unit’s goodwill, as defined by ASC 350, to its carrying value to determine the amount of the impairment loss, if any. As of December 31, 2014, there were no indications of impairment based on the step one analysis, and the Company’s estimated fair value exceeded its goodwill carrying value by a significant margin. There were no indications of impairment as of March 31, 2015.

Based on the aforementioned evaluation, the Company believes that, as of the balance sheet date presented, none of the Company’s goodwill or other long-lived assets were impaired. The Company did not have any intangible assets with indefinite lives as of March 31, 2015 or December 31, 2014.

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

Property and Equipment

Property and equipment is stated at cost. Property and equipment acquired through acquisitions of businesses are initially recorded at fair value. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets, based on the month the assets are placed in service.

Internal-Use Software and Website Development Costs

The Company capitalizes costs incurred during the development of its website applications and infrastructure as well as certain costs relating to internal-use software. The estimated useful life of costs capitalized is evaluated for each specific project. Capitalized internal-use software and website development costs are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized only if the carrying amount of the asset is not recoverable and exceeds its fair value. The Company capitalized internal-use software and website development costs of $0.8 million and $0.9 million for the three months ended March 31, 2015 and 2014, respectively.

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

Stock-Based Compensation

The Company has two stock-based employee compensation plans which are more fully described in Note 11. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized in the Consolidated Statement of Operations and Comprehensive Income using the straight-line method over the vesting period of the award or using the accelerated method if the award is contingent upon performance goals. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock option awards.

Comprehensive Income

Comprehensive income includes all changes in equity during a period, except those resulting from investments by stockholders and distributions to stockholders. The Company’s comprehensive income includes changes in the fair value of the Company’s unrealized gains (losses) on available for sale securities and foreign currency translation.

There were no material reclassifications out of accumulated other comprehensive income in the periods ended March 31, 2015 or 2014.

Foreign Currency

The functional currency for each of the Company’s subsidiaries is the local currency of the country in which it is incorporated. All assets and liabilities are translated into U.S. dollar equivalents at the exchange rate in effect on the balance sheet date or at a historical rate. Revenues and expenses are translated at average exchange rates. Translation gains or losses are recorded in stockholders’ equity as an element of accumulated other comprehensive income (loss).

Net Income Per Share

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

3. Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, short and long-term investments and contingent consideration. The fair value of these financial assets and liabilities was determined based on three levels of input as follows:

•	Level 1. Quoted prices in active markets for identical assets and liabilities;

•	Level 2. Observable inputs other than quoted prices in active markets; and

•	Level 3. Unobservable inputs.

The fair value hierarchy of the Company’s financial assets and liabilities carried at fair value and measured on a recurring basis is as follows:

		Fair Value Measurements at Reporting Date Using
	March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$228	$228	$—	$—
Short-term investments(2)	3,755	—	3,755	—
Long-term investments(2)	16,038	—	16,038	—

Total assets	$20,021	$228	$19,793	$—

Liabilities:
Contingent consideration – current(3)	$1,048	$—	$—	$1,048

Total liabilities	$1,048	$—	$—	$1,048

		Fair Value Measurements at Reporting Date Using
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$1,071	$1,071	$—	$—
Short-term investments(2)	5,480	—	5,480	—
Long-term investments(2)	13,428	—	13,428	—

Total assets	$19,979	$1,071	$18,908	$—

Liabilities:
Contingent consideration – non-current(3)	$1,114	$—	$—	$1,114

Total liabilities	$1,114	$—	$—	$1,114

(1)	Included in cash and cash equivalents on the accompanying consolidated balance sheets; valued at quoted market prices in active markets.
(2)	Short and long-term investments consist of municipal bonds and government agency bonds; their fair value is calculated using an interest rate yield curve for similar instruments.
(3)	Our valuation techniques and Level 3 inputs used to estimate the fair value of contingent consideration payable in connection with the LeMag acquisition are described in Note 5. During the three months ended March 31, 2015 the contingent consideration was reclassified from non-current to current liabilities as the final payment is expected to be made in the first quarter of 2016. During the period, the balance increased by approximately $62 when it was remeasured to fair value; the remainder of the change in this balance was caused by foreign currency fluctuations.

4. Cash, Cash Equivalents and Investments

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less at date of purchase. Cash equivalents are carried at cost, which approximates their fair market value. Cash and cash equivalents consisted of the following:

	March 31, 2015	December 31, 2014
Cash	$17,436	$18,204
Money market funds	228	1,071

Total cash and cash equivalents	$17,664	$19,275

The Company’s short and long-term investments are accounted for as available for sale securities. These investments are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity, net of tax. The unrealized loss, net of taxes, was $1 and $20 as of March 31, 2015 and December 31, 2014, respectively. Realized gains and losses on the sale of these investments are determined using the specific identification method. There were no realized gains or losses during the three months ended March 31, 2015 or 2014.

Short and long-term investments consisted of the following:

	March 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short and long-term investments:
Government agency bonds	$6,627	$6	$—	$6,633
Municipal bonds	13,166	3	(9)	13,160

Total short and long-term investments	$19,793	$9	$(9)	$19,793

	December 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short and long-term investments:
Government agency bonds	$6,632	$—	$(14)	$6,618
Municipal bonds	12,307	4	(21)	12,290

Total short and long-term investments	$18,939	$4	$(35)	$18,908

The Company had nine debt securities in an unrealized loss position at March 31, 2015. All of these securities have been in such a position for no more than ten months. The unrealized loss on those securities was approximately $9 and the fair value was $11.5 million. The Company uses specific identification when reviewing these investments for impairment. Because the Company does not intend to sell the investments that are in an unrealized loss position and it is not likely that the Company will be required to sell any investments before recovery of their cost basis, the Company does not consider those investments with an unrealized loss to be other-than-temporarily impaired at March 31, 2015.

Municipal and government agency bonds have contractual maturity dates that range from June 2015 to February 2018. All income generated from these investments is recorded as interest income.

5. Acquisition

LeMagIT

On December 17, 2012 the Company purchased all of the outstanding shares of its French partner, E-Magine Médias SAS, for approximately $2.2 million in cash plus a potential future earnout valued at $0.7 million at the time of the acquisition. Approximately $1.2 million of the cash payment was made at closing, with the remainder being paid in two equal installments in fiscal years 2013 and 2014. The earnout is subject to certain revenue growth targets and the payment will be adjusted based on actual results. If all targets are met, the total purchase price, including the earnout, shall not exceed $5.2 million, depending on exchange rates at the time of calculation. The installment payments have been recorded at present value using a discount rate of 10%. At March 31, 2015, the earnout is included in current liabilities at net present value in the Company’s consolidated balance sheet (see Note 3).

6. Intangible Assets

Intangible assets subject to amortization as of March 31, 2015 and December 31, 2014 consist of the following:

		As of March 31, 2015
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer, affiliate and advertiser relationships	5 – 9	$7,035	$(5,684)	$1,351
Developed websites, technology and patents	10	1,215	(484)	731
Trademark, trade name and domain name	5 – 8	1,819	(1,611)	208
Proprietary user information database and internet traffic	3 – 5	1,235	(1,060)	175
Non-compete agreements	3	76	(58)	18

Total intangible assets		$11,380	$(8,897)	$2,483

		As of December 31, 2014
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer, affiliate and advertiser relationships	5 – 9	$7,079	$(5,480)	$1,599
Developed websites, technology and patents	10	1,361	(499)	862
Trademark, trade name and domain name	5 – 8	1,859	(1,598)	261
Proprietary user information database and internet traffic	3 – 5	1,270	(1,024)	246
Non-compete agreements	3	85	(58)	27

Total intangible assets		$11,654	$(8,659)	$2,995

Intangible assets are amortized over their estimated useful lives, which range from three to ten years, using methods of amortization that are expected to reflect the estimated pattern of economic use. The remaining amortization expense will be recognized over a weighted-average period of approximately 2.2 years. Amortization expense was $0.4 million and $0.5 million for the three month periods ended March 31, 2015 and 2014. Amortization expense is recorded within operating expenses as the intangible assets consist of customer-related assets and website traffic that the Company considers to be in support of selling and marketing activities. The change in the gross carrying amount of intangible assets during the three months ended March 31, 2015, was due to foreign currency translation.

The Company expects amortization expense of intangible assets to be as follows:

Years Ending December 31:	Amortization Expense
2015 (April 1st – December 31st)	$1,009
2016	854
2017	162
2018	101
2019	85
Thereafter	272

$2,483

7. Net Income Per Common Share

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per common share is as follows:

	For the Three Months Ended March 31,
	2015	2014
Numerator:
Net income	$347	$135

Denominator:
Basic:
Weighted average shares of common stock outstanding	33,135,628	32,684,248

Diluted:
Weighted average shares of common stock outstanding	33,135,628	32,684,248
Effect of potentially dilutive shares (1)	1,835,799	947,059

Total weighted average shares of common stock outstanding	34,971,427	33,631,307

Net Income Per Common Share:
Basic net income per common share	$0.01	$0.00

Diluted net income per common share	$0.01	$0.00

(1)	In calculating diluted earnings per share, 0.5 million and 3.0 million shares related to outstanding stock options were excluded for the three months ended March 31, 2015 and 2014, respectively, because they were anti-dilutive.

8. Bank Term Loan Payable

As of March 31, 2015, the Company has a $5.0 million revolving credit facility. Unless earlier payment is required by an event of default, all principal and unpaid interest will be due and payable on August 31, 2016. At the Company’s option, the Revolving Credit Facility (the “Credit Agreement”) bears interest at either the prime rate less 1.00% or the London Interbank Offered Rate (“LIBOR”) plus the applicable LIBOR margin. The applicable LIBOR margin is based on the ratio of total funded debt to earnings before interest, other income and expense, income taxes, depreciation, and amortization (“EBITDA”) for the preceding four fiscal quarters. As of March 31, 2015, the applicable LIBOR margin was 1.25%.

The Company is also required to pay an unused line fee on the daily unused amount of the Credit Agreement at a per annum rate based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters. As of March 31, 2015, the per annum unused line fee rate was 0.20%.

At March 31, 2015 and December 31, 2014 there were no amounts outstanding under the Credit Agreement.

Borrowings under the Credit Agreement are collateralized by a security interest in substantially all assets of the Company. Covenants governing the Credit Agreement include the maintenance of certain financial ratios. At March 31, 2015, the Company was in compliance with all covenants under the Credit Agreement.

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

Future minimum lease payments under the Company’s noncancelable operating leases at March 31, 2015 are as follows:

Years Ending December 31:	Minimum Lease Payments
2015 (April 1st – December 31st)	$3,015
2016	4,060
2017	3,712
2018	3,831
2019	3,833
Thereafter	572

$19,023

Net Worth Tax Contingency

In late March 2010, the Company received a letter from the Department of Revenue of the Commonwealth of Massachusetts (the “MA DOR”) requesting documentation demonstrating that TSC has been classified by the MA DOR as a Massachusetts security corporation. Following subsequent correspondence with the MA DOR and a settlement conference on March 22, 2011, the Company received a Notice of Assessment from the MA DOR with respect to additional excise taxes on net worth related to TSC. Based on the Company’s previous assessment that it was probable that the MA DOR would require an adjustment to correct TSC’s tax filings such that it will be treated as a Massachusetts business corporation for the applicable years, the Company has recorded a liability representing its best estimate at that time of the potential net worth tax exposure. The tax benefits available to a Massachusetts security corporation are comprised of (i) a different rate structure (1.32% on gross investment income vs. 9.5% on net income) (See Note 13) and (ii) exemption from the 0.26% excise tax on net worth. As of March 31, 2015 the Company has recorded a liability of approximately $257 to account for the tax differential in all open years, including penalties and interest. On August 17, 2011, the Company filed Applications for Abatement with the MA DOR. In January 2012, the Company filed Petitions for Formal Procedure with the Massachusetts Appellate Tax Board (the “ATB”). A trial took place in April 2014, and in May 2015 the ATB ruled in favor of the MA DOR. Concurrently, the Company received an amnesty offer with respect to the tax years in dispute. The Company intends to accept the amnesty offer and pay all amounts due in the second quarter of 2015.

Litigation

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At March 31, 2015 and December 31, 2014, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

10. Comprehensive Income

Comprehensive income includes all changes in equity during a period, except those resulting from investments by stockholders and distributions to stockholders. For the three months ended March 31, 2015 and 2014 the Company’s comprehensive income is as follows:

	For the Three Months Ended March 31,
	2015	2014
Net income	$347	$135
Other comprehensive (loss) income:
Unrealized gain (loss) on investments (net of tax effect of $(11) and $(1), respectively)	20	(1)
Unrealized (loss) gain on foreign currency exchange	(152)	30

Other comprehensive (loss) income	(132)	29

Total comprehensive income	$215	$164

11. Stock-Based Compensation

Stock Option Plans

In September 1999, the Company approved a stock option plan (the “1999 Plan”) that provided for the issuance of shares of common stock incentives. The 1999 Plan provided for the granting of incentive stock options (“ISOs”), nonqualified stock options (“NSOs”), and stock grants. These incentives were offered to the Company’s employees, officers, directors, consultants, and advisors. Each option is exercisable at such times and subject to such terms as determined by the Company’s Board of Directors (the “Board”); grants generally vest over a four year period, and expire no later than ten years after the grant date.

In April 2007, the Board approved the 2007 Stock Option and Incentive Plan (the “2007 Plan”), which was approved by the stockholders of the Company and became effective upon the consummation of the Company’s IPO in May 2007. Effective upon the consummation of the IPO, no further awards were made pursuant to the 1999 Plan, but any outstanding awards under the 1999 Plan remain in effect and continue to be subject to the terms of the 1999 Plan. The 2007 Plan allows the Company to grant ISOs, NSOs, stock appreciation rights, deferred stock awards, restricted stock and other awards. Under the 2007 Plan, stock options may not be granted at less than fair market value on the date of grant, and grants generally vest over a four year period. Stock options granted under the 2007 Plan expire no later than ten years after the grant date. At the time of the establishment of the 2007 Plan, the Company reserved for issuance an aggregate of 2,911,667 shares of common stock plus an additional annual increase to be added automatically on January 1 of each year, beginning on January 1, 2008, equal to the lesser of (a) 2% of the outstanding number of shares of common stock (on a fully-diluted basis) on the immediately preceding December 31 and (b) such lower number of shares as may be determined by the Compensation Committee of the Board of Directors of the Company. The number of shares available for issuance under the 2007 Plan is subject to adjustment in the event of a stock split, stock dividend or other change in capitalization. Generally, shares that are forfeited or canceled from awards under the 2007 Plan also will be available for future awards. To date, approximately 7.4 million shares have been added to the 2007 Plan in accordance with the automatic annual increase. In addition, shares subject to stock options returned to the 1999 Plan, as a result of their expiration, cancellation or termination, are automatically made available for issuance under the 2007 Plan. As of March 31, 2015, a total of 2,385,072 shares were available for grant under the 2007 Plan.

Accounting for Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to calculate the grant date fair value of an award.

The expected volatility of options granted has been determined using a weighted average of the historical volatility of the Company’s stock for a period equal to the expected life of the option. The risk-free interest rate is based on a zero coupon United States treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero. The Company applied an estimated annual forfeiture rate in determining the expense recorded in each period.

A summary of the stock option activity under the Company’s stock option plans for the three months ended March 31, 2015 is presented below:

Year-to-Date Activity	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2014	3,347,657	$7.86
Granted	2,500	11.28
Exercised	(258,773)	6.82
Forfeited	—	—
Cancelled	—	—

Options outstanding at March 31, 2015	3,091,384	$7.95	2.4	$12,148

Options exercisable at March 31, 2015	3,088,884	$7.95	2.4	$12,135

Options vested or expected to vest at March 31, 2015 (1)	3,091,112	$7.95	2.4	$12,146

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

During the three months ended March 31, 2015 and 2014, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $1.3 million and $0.3 million respectively, and the total amount of cash received from exercise of these options was $1.8 million and $0.6 million, respectively.

Restricted Stock Awards

Restricted stock awards are valued at the market price of a share of the Company’s common stock on the date of grant. A summary of the restricted stock award activity under the 2007 Plan for the three months ended March 31, 2015 is presented below:

Year-to-Date Activity	Shares	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Nonvested outstanding at December 31, 2014	2,279,167	$5.83
Granted	118,800	11.81
Vested	(305,883)	8.23
Forfeited	(5,000)	4.74

Nonvested outstanding at March 31, 2015	2,087,084	$5.82	$24,064

The total grant date fair value of restricted stock awards that vested during the three months ended March 31, 2015 and 2014 was $2.5 million and $1.7 million, respectively.

As of March 31, 2015, there was $9.6 million of total unrecognized compensation expense related to stock options and restricted stock awards which is expected to be recognized over a weighted average period of 2.1 years.

Accrued Stock-Based Compensation

The Company had approximately $1.4 million included in accrued compensation expenses on its Consolidated Balance Sheet as of December 31, 2014 for stock-based compensation related to restricted stock awards that had been approved as of that date but were not granted until the first quarter of 2015. This non-cash compensation expense was recorded as part of stock compensation expense in the Company’s Consolidated Statement of Comprehensive Income for the year ended December 31, 2014. There were no such accruals as of March 31, 2015.

12. Stockholders’ Equity

Reserved Common Stock

As of March 31, 2015, the Company has reserved 7,888,635 shares of common stock for options outstanding and restricted stock awards that have not been issued as well as those available for grant under the stock option plans.

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

During the three months ended March 31, 2015, the Company did not repurchase any shares of common stock pursuant to the 2014 Program. During the year ended December 31, 2014, the Company repurchased 1,551,224 shares of common stock for $15.0 million pursuant to the 2014 Program. Repurchased shares are recorded under the cost method and are reflected as treasury stock in the accompanying Consolidated Balance Sheets. All repurchased shares were funded with cash on hand.

Share Repurchase

On December 9, 2014, the Company entered into a Purchase Agreement with TCV V, L.P. (“TCV V”) and TCV Member Fund, L.P. (“TCV Member Fund” and collectively with TCV V, “TCV”), both related parties, pursuant to which the Company agreed to repurchase from TCV 1,000,000 shares of the Company’s common stock, $0.001 par value per share (the “Common Stock”) for an aggregate price of approximately $9.8 million. The purchase price per share of Common Stock was equal to 97% of the closing price of the Common Stock on the Nasdaq Global Market on December 8, 2014. The repurchase closed on December 10, 2014, and these shares are included in the 1,551,224 shares of common stock purchased under the 2014 Plan noted above. A member of the Company’s board of directors is also a member of the general partner of TCV, which holds more than 5% of the voting securities of the Company.

Secondary Offering

In May 2014, the Company completed a secondary public offering of 5,750,000 shares of common stock at a price of $6.25 per share. All of the shares sold in the secondary public offering were sold by selling stockholders and the Company did not receive any proceeds from the offering. The Company incurred fees of approximately $0.5 million related to legal, accounting and other fees in connection with the secondary public offering, which are included in general and administrative expenses in the Statement of Comprehensive Income.

13. Income Taxes

The Company’s effective income tax rate before discrete items was 41.6% and 42.7% for the three months ended March 31, 2015 and 2014, respectively. The lower rate in 2015 as compared to 2014 is primarily due to the impact of non-deductible expenses. The Company recognized income tax benefits for discrete items of $0.4 million and $17 during the three months ended March 31, 2015 and 2014, respectively. The effective income tax rate is based upon the estimated annual effective tax rate in compliance with ASC 740, Income Taxes, and other related guidance. The Company updates the estimate of its annual effective tax rate at the end of each quarterly period. The Company’s estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and its interpretations of tax laws.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. These amounts were not material in the three months ended March 31, 2015.

In March 2010, the Company received a letter from the MA DOR requesting documentation demonstrating that TSC, a wholly-owned subsidiary of the Company, has been classified by the MA DOR as a Massachusetts security corporation. Based on subsequent correspondence with the MA DOR, the Company determined that it was more likely than not that the MA DOR would require an adjustment to correct TSC’s tax filings such that it will be treated as a Massachusetts business corporation for the applicable years. The Company recorded a tax reserve for approximately $0.4 million. The tax benefits available to a Massachusetts security corporation are comprised of (i) a different rate structure (1.32% on gross investment income vs. 9.5% on net income) and (ii) exemption from the 0.26% excise tax on net worth (see Note 9). As of March 31, 2015 the Company has recorded a current liability of approximately $677 to account for the tax differential in all open years, which includes penalties and interest for the potential state income tax liability arising from the difference between the income tax rates applicable to security corporations and business corporations in Massachusetts. On August 17, 2011, the Company filed Applications for Abatement with the MA DOR. In January 2012, the Company filed Petitions under Formal Procedure with the Massachusetts Appellate Tax Board (the “ATB”). A trial took place in April 2014, and in May 2015 the ATB ruled in favor of the MA DOR. Concurrently, the Company received an amnesty offer with respect to the tax years in dispute. The Company intends to accept the amnesty offer and pay all amounts due in the second quarter of 2015.

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

Geographic Data

Net sales to unaffiliated customers by geographic area* were as follows:

	Three Months Ended March 31,
	2015	2014
North America	$18,516	$18,298
International	5,142	4,679

Total	$23,658	$22,977

Long-lived assets** by geographic area were as follows:

	March 31, 2015	December 31, 2014
North America	$99,727	$100,042
International	5,690	6,147

Total	$105,417	$106,189

*	based on current customer billing address; does not consider the geo-targeted, or target audience, location of the campaign
**	comprised of property and equipment, net; goodwill; and intangible assets, net

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors. Please refer to our “Forward-Looking Statements” section on page 33.

Overview

Background

We are a leading provider of specialized online content and brand advertising that brings together buyers and sellers of corporate IT products. We sell customized marketing programs and services that enable IT vendors to reach corporate IT decision makers who are actively researching specific purchases. In addition, we offer a number of data analytics solutions that help our customers more efficiently target their sales efforts.

IT professionals have become increasingly specialized, and rely on our network of over 150 websites, each of which focuses on a specific IT sector such as storage, security or networking, for key decision support information tailored to their specific areas of responsibility. We work with our advertising customers to develop customized marketing programs, often providing them with multiple offerings in order to target their desired audience of IT professionals more effectively. Our service offerings address the lead generation, project opportunity information, and branding objectives of our advertising customers. In the three months ended March 31, 2015, lead generation and branding remained our primary sources of revenue, while project opportunity information, driven by growth in our IT Deal Alert™ products, contributed approximately 22% of online revenue as compared with approximately 15% for the same period in 2014.

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

We had approximately 15.3 million registered members as of December 31, 2014. The targeted nature of our user base enables IT vendors to reach a specialized audience efficiently because our content is highly segmented and aligned with the IT vendors’ specific products. Since our founding in 1999, we have developed a broad customer base. We deliver advertising campaigns for approximately 1,200 customers annually.

Executive Summary

Our revenue for the three months ended March 31, 2015 grew approximately 3%, to $23.7 million, when compared with the same period in 2014. This growth was primarily driven by two factors: continued growth of international revenue from our online products, and further adoption of our new IT Deal Alert offering. Both of these factors remain key areas of focus for our management team, and we believe they may contribute to our continued revenue growth. IT Deal Alert is a suite of services that leverages our proprietary audience activity data to enable us to identify purchase intent among our audience of IT professionals. At the same time, our international business is benefitting from the continued shift in adoption of online tools from traditional print sources by IT professionals in markets outside of North America. However, the adverse effects of foreign currency headwinds caused a sudden deceleration in our international revenue growth rate in the first quarter of 2015, primarily due to our largest customers delaying marketing programs.

Business Trends

The following discussion highlights key trends affecting our business.

•	Macro-economic Conditions and Industry Trends. Because most of our customers are IT vendors, the success of our business is intrinsically linked to the health, and subject to the market conditions, of the IT industry. In the three months ended March 31, 2015, we did not see any meaningful improvement in the IT market and many of our customers continue to be revenue-challenged. This fact, coupled with the adverse effects of foreign currency headwinds on our largest clients, has continued to put pressure on marketing budgets. Our growth was driven in large part by the return on the investments we made in our direct international operations during the downturn as well as our data analytics suite of products, IT Deal Alert, which is driving market share gains for us. While we will continue to invest in these growth areas, management will continue to carefully control discretionary spending such as travel and entertainment, and the filling of new and replacement positions, in an effort to maintain profit margins and cash flow.

•	Customer Demographics. Due to the adverse effects of foreign currency, our largest customers reduced their marketing budgets for the first quarter of 2015. In the three months ended March 31, 2015, online revenues from our top 12 global customers, which have the most international exposure, decreased by approximately 12% compared to the same period a year ago. Online revenues from our mid-sized customers (our next largest 100 customers, who have less exposure internationally) increased by approximately 20% year over year. Revenues attributable to our smaller customers, which tend to be venture capital-backed start-ups that primarily operate in North America, increased by approximately 26% over the prior year period. All three customer segments continued to report a challenging environment, and this translated into our customers remaining cautious with their marketing expenditures.

Sources of Revenues

We sell advertising programs to IT vendors targeting a specific audience within a particular IT sector or sub-sector. We maintain multiple points of contact with our customers to provide support throughout their organizations and their customers’ IT sales cycles. As a result, our customers often run multiple advertising programs with us in order to target their desired audience of IT professionals more effectively. There are multiple factors that can impact our customers’ advertising objectives and spending with us, including but not limited to, IT product launches, increases or decreases to their advertising budgets, the timing of key industry marketing events, responses to competitor activities and efforts to address specific marketing objectives such as creating brand awareness or generating sales leads. Our services are generally delivered under short-term contracts that run for the length of a given advertising program, typically less than six months. In the three months ended March 31, 2015, lead generation and branding remained our primary sources of revenue, while project opportunity information, driven by growth in our IT Deal Alert products, contributed approximately 22% of total revenue as compared with approximately 15% for the same period in 2014.

The majority of our revenue is derived from the delivery of our online offerings. Online revenue represented 97% and 96% of total revenues for the three months ended March 31, 2015 and 2014, respectively.

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

Lead Generation. Our lead generation offerings allow IT vendors to maximize ROI by capturing qualified sales leads from the distribution and promotion of content to our audience of IT professionals. All of our lead generation campaigns offer the Activity Intelligence™ Dashboard, a technology platform that gives our customers’ marketers and sales representatives a real-time view of their prospects, which includes insights on the research activities of technology buying teams, including at an account level. Lead generation offerings may also include an additional service, TechTarget Re-Engage (formerly called Nurture & Qualify), which helps both technology marketers and their sales teams to identify highly active prospects, detect emerging projects, retarget interested buying teams, and accelerate engagement with specific accounts.

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

•	IT Deal Alert: Qualified Sales Opportunities™ is a product that profiles specific in-progress purchase projects, including information on scope and purchase considerations.

•	IT Deal Alert: Priority Engine™ (formerly called Account Watch) is a subscription service powered by our Activity Intelligence platform, which integrates with salesforce.com. The service delivers information to allow marketers and sales personnel to identify accounts actively researching new technology purchases, and to reach active prospects within those organizations that are relevant to the purchase. We sell this service in approximately 80 technology-specific segments.

•	IT Deal Alert: Deal Data™ is a customized solution aimed at sales intelligence and data scientist functions within our customers that makes our Activity Intelligence data directly consumable by the customer’s internal applications. Deal Data was introduced in the first quarter of 2015 and did not represent a significant percentage of our revenue in the quarter.

Events

Events revenue represented 3% and 4% of total revenues for the three months ended March 31, 2015 and 2014, respectively. Most of our media groups operate revenue-generating events. The majority of our events are free to IT professionals and are sponsored by IT vendors. Attendees are pre-screened based on event-specific criteria such as sector-specific budget size, company size, or job title. We offer three types of events: multi-day conferences, single-day seminars and custom events. Multi-day conferences provide independent content provided by our professionals to our attendees and allow vendors to purchase exhibit space and other sponsorship offerings that enable interaction with the attendees. We also hold single-day seminars on various topics in major cities. These seminars provide independent content provided by our professionals on key sub-topics in the sectors we serve, are free to qualified attendees, and offer multiple vendors the ability to interact with specific, targeted audiences actively focused on buying decisions. Our custom events differ from our seminars in that they are exclusively sponsored by a single IT vendor and the content is driven primarily by the sole sponsor.

Our key strategic initiatives include:

Geographic – During the quarter ended March 31, 2015 approximately 30% of our online revenues were derived from international geo-targeted campaigns (“international”), where our target audience is outside North America. International online revenue (which also includes international IT Deal Alert revenue of $0.6 million as discussed below) increased by approximately 7% in the three months ended March 31, 2015 as compared to the same period a year ago. We continue to execute very well internationally as we continue to deepen our relatively new relationships with our customers in the United Kingdom, France, Germany, Australia, Singapore, China and Latin America. However, we saw a sudden deceleration in the first quarter due to the adverse effects of foreign currency, primarily due to our largest customers delaying marketing programs.

Product – IT Deal Alert revenues were approximately $5.1 million in the quarter ended March 31, 2015, up from approximately $3.4 million in the same period in 2014. This includes international IT Deal Alert revenue of $0.6 million, which is also included in international revenues discussed above. In the first quarter of 2015 we had over 230 active customers utilizing our IT Deal Alert service; this is up from 190 customers in the fourth quarter of 2014. We expect IT Deal Alert to continue to be a meaningful growth driver into 2015.

Revenue changes for the three month period ended March 31, 2015 as compared to the same period in 2014 were as follows:

	Three Months Ended
	March 31,		Growth
	2015	2014	rate
	($ in thousands)

Total Online	$23,048	$22,080	4%

Total Online by Geographic Area:
North America:
North America Core Online	11,580	12,487	-7%
North America IT Deal Alert	4,523	3,077	47%

Total North America Online	16,103	15,564	3%

International:
International Core Online	6,377	6,179	3%
International IT Deal Alert	568	337	69%

Total International Online	6,945	6,516	7%

Total Online by Product:
Core Online:
North America Core Online	11,580	12,487	-7%
International Core Online	6,377	6,179	3%

Total Core Online	17,957	18,666	-4%

IT Deal Alert:
North America IT Deal Alert	4,523	3,077	47%
International IT Deal Alert	568	337	69%

Total IT Deal Alert	5,091	3,414	49%
Total Events	$610	$897	-32%

Total Revenues	$23,658	$22,977	3%

Cost of Revenues, Operating Expenses and Other

Expenses consist of cost of online and event revenues, selling and marketing, product development, general and administrative, depreciation, amortization and net interest and other expenses. Personnel-related costs are a significant component of each of these expense categories except for depreciation, amortization and net interest and other related expenses.

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

Online Offerings

Core Online

Lead Generation. As part of these offerings, we may guarantee a minimum number of qualified leads to be delivered over the course of the advertising campaign. We determine the content necessary to achieve performance guarantees. Scheduled end dates of advertising campaigns sometimes need to be extended, pursuant to the terms of the arrangement, to satisfy lead guarantee obligations. We estimate a revenue reserve necessary to adjust revenue recognition for extended advertising campaigns. These estimates are based on our experience in managing and fulfilling these offerings. The customer has cancellation privileges which generally require advance notice by the customer and require proportional payment by the customer for the portion of the campaign period that has been provided. Additionally, we offer sales incentives to certain customers, primarily in the form of volume rebates, which are classified as a reduction of revenues and are calculated based on the terms of the specific customer’s contract. We accrue for these sales incentives based on contractual terms and historical experience. We recognize revenue from cost per lead advertising and duration-based campaigns in the period during which the leads are delivered, which is typically less than six months.

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

IT Deal Alert IT Deal Alert is a suite of products which includes Qualified Sales Opportunities, Priority Engine (formerly called Account Watch) and Deal Data, which was introduced in the first quarter of 2015. Qualified Sales Opportunities revenue is recognized when the opportunity is delivered to the customer, Priority Engine revenue is recognized ratably over the duration of the service and Deal Data revenue is recognized upon delivery.

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

Long-Lived Assets

Our long-lived assets consist primarily of property and equipment, capitalized software, goodwill and other intangible assets. Goodwill and other intangible assets have arisen principally from our acquisitions. The amount assigned to intangible assets is subjective and based on our estimates of the future benefit of the intangible assets using accepted valuation techniques, such as discounted cash flow and replacement cost models. Our long-lived assets, other than goodwill, are amortized over their estimated useful lives, which we determine based on the consideration of several factors including the period of time the asset is expected to remain in service. Intangible assets are amortized over their estimated useful lives, which range from three to ten years, using methods of amortization that are expected to reflect the estimated pattern of economic use. Consistent with our determination that we have only one reporting segment, we have determined that there is only one reporting unit and test goodwill for impairment at the entity level. We evaluate the carrying value and remaining useful lives of long-lived assets, other than goodwill, whenever indicators of impairment are present. We evaluate the carrying value of goodwill annually using the two step process required by ASC 350, Intangibles – Goodwill and Other (“ASC 350”). The first step of the impairment test is to identify potential impairment by comparing the reporting unit’s fair value with its net book value (or carrying amount), including goodwill. The fair value is estimated based on a market value approach. If the fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is not performed. Whenever indicators of impairment are present, we would perform the second step and compare the implied fair value of the reporting unit’s goodwill, as defined by ASC 350, to its carrying value to determine the amount of the impairment loss, if any. As of December 31, 2014, the date of our last annual goodwill impairment review, there were no indications of impairment based on our step one analysis, and our estimated fair value exceeded our carrying value by a significant margin. There were no indications of impairment in our goodwill or intangible assets at March 31, 2015.

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

The allowance for doubtful accounts was $1.2 million at March 31, 2015 and $1.0 million at December 31, 2014.

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

The expected volatility of options granted has been determined using a weighted average of the historical volatility of our stock for a period equal to the expected life of the option. The risk-free interest rate is based on a zero coupon United States treasury instrument whose term is consistent with the expected life of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. We applied an estimated annual forfeiture rate in determining the expense recorded in each period.

Internal-Use Software and Website Development Costs

We capitalize costs of materials, consultants and compensation and related expenses of employees who devote time to the development of internal-use software and website applications and infrastructure involving developing software to operate our websites. However, we expense as incurred website development costs for new features and functionalities since it is not probable that they will result in additional functionality until they are both developed and tested with confirmation that they are more effective than the current set of features and functionalities on our websites. Our judgment is required in determining the point at which various projects enter the state at which costs may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized, which is generally three years. To the extent that we change the manner in which we develop and test new features and functionalities related to our websites, assess the ongoing value of capitalized assets or determine the estimated useful lives over which the costs are amortized, the amount of website development costs we capitalize and amortize in future periods would be impacted. We review capitalized internal-use software and website development costs for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We would recognize an impairment loss only if the carrying amount of the asset is not recoverable and exceeds its fair value. We capitalized internal-use software and website development costs of $0.8 million and $0.9 million for the three months ended March 31, 2015 and 2014, respectively.

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

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended March 31,
	2015		2014
		($ in thousands)
Revenues:
Online	$23,048	97%	$22,080	96%
Events	610	3	897	4

Total revenues	23,658	100	22,977	100
Cost of revenues:
Online	6,529	28	6,090	27
Events	455	2	547	2

Total cost of revenues	6,984	30	6,637	29

Gross profit	16,674	70	16,340	71
Operating expenses:
Selling and marketing	10,341	44	9,746	42
Product development	1,776	7	1,605	7
General and administrative	3,020	13	3,352	15
Depreciation	1,008	4	989	4
Amortization of intangible assets	373	2	451	2

Total operating expenses	16,518	70	16,143	70

Operating income	156	1	197	1
Interest and other (expense) income, net	(163)	*	10	*

(Loss) income before (benefit from) provision for income taxes	(7)	*	207	1
(Benefit from) provision for income taxes	(354)	*	72	*

Net income	$347	1%	$135	1%

*	Not meaningful

Comparison of Three Months Ended March 31, 2015 and 2014

Revenues

	Three Months Ended March 31,
	2015	2014	Increase (Decrease)	Percent Change
		($ in thousands)
Revenues:
Online	$23,048	$22,080	$968	4%
Events	610	897	(287)	(32)

Total revenues	$23,658	$22,977	$681	3%

Online. The increase in online revenue was primarily attributable to a $1.7 million increase in revenues from new product offerings, primarily IT Deal Alert, and international expansion, offset in part by reductions in lead generation and branding offerings as compared to the same quarter in the prior year.

Events. The decrease in events revenue is primarily due to a reduction in the number of custom events that we conducted.

Cost of Revenues and Gross Profit

	Three Months Ended March 31,
	2015	2014	Increase (Decrease)	Percent Change
		($ in thousands)
Cost of revenues:
Online	$6,529	$6,090	$439	7%
Events	455	547	(92)	(17)

Total cost of revenues	$6,984	$6,637	$347	5%

Gross profit	$16,674	$16,340	$334	2%

Gross profit percentage	70%	71%

Cost of Online Revenues. The increase in cost of online revenues was primarily attributable to costs related to new product offerings.

Cost of Events Revenues. The decrease in cost of events revenues was primarily due to decreases in variable direct and employee-related costs as a result of the decrease in the number of events that we conducted.

Gross Profit. Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. Gross profit for the first quarter of 2015 was 70% as compared to 71% in the first quarter of 2014. Online gross profit increased by $0.5 million, primarily attributable to the increase in online revenue as compared to the same period a year ago, along with our ability to support this revenue growth with our fixed cost base. Events gross profit decreased by $0.2 million, primarily as a result of the lower events revenues. Because the majority of our costs are labor-related, we expect our gross profit to fluctuate from period to period based on changes in the total revenues for the period. The relative contribution of online and events revenues to our total revenues will also cause fluctuation in our gross profit from period to period.

Operating Expenses and Other

	Three Months Ended March 31,
	2015	2014	Increase (Decrease)	Percent Change
		($ in thousands)
Operating expenses:
Selling and marketing	$10,341	$9,746	$595	6%
Product development	1,776	1,605	171	11
General and administrative	3,020	3,352	(332)	(10)
Depreciation	1,008	989	19	2
Amortization of intangible assets	373	451	(78)	(17)

Total operating expenses	$16,518	$16,143	$375	2%

Interest and other (expense) income, net	$(163)	$10	$(173)	(1730)%

(Benefit from) provision for income taxes	$(354)	$72	$(426)	(592)%

Selling and Marketing. Selling and marketing expenses increased for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 primarily due to increased investment in product innovation as well as variable compensation-related expenses caused by the increase in revenues and increased costs due to international expansion.

Product Development. The increase in product development expense was primarily caused by a reduction in the amount of these costs that were capitalized year over year as some resources were allocated to non-capitalized projects due to our priorities.

General and Administrative. The decrease in general and administrative expense for the three months ended March 31, 2015 was primarily caused by a decrease in legal fees, offset in part by an increase in bad debt expense.

Depreciation and Amortization of Intangible Assets. The increase in depreciation expense is related to an increase in our fixed asset base, primarily as a result of our continued investment in internal-use software development costs and computer equipment. The decrease in amortization of intangible assets expense was attributable to certain intangible assets becoming fully amortized during 2014.

Interest and Other (Expense) Income, Net. The increase in interest and other expense, net, is primarily due to an increase in foreign currency-related charges due to changes in exchange rates in countries where we record accounts receivable and accounts payable in the normal course of business. Other expense in the first quarter of 2015 was $0.2 million compared to other income of $20,000 in fiscal 2014. Interest income (expense) was relatively flat year over year.

Provision for Income Taxes. Our effective income tax rate before discrete items was 41.6% and 42.7% for the three months ended March 31, 2015 and 2014, respectively. The lower rate in 2015 as compared to 2014 is primarily due to the impact of non-deductible expenses. We recognized income tax benefits for discrete items of $0.4 million and $17,000 during the three months ended March 31, 2015 and 2014, respectively. Our effective income tax rate is based upon the estimated annual effective tax rate in compliance with ASC 740, Income Taxes, and other related guidance. We update the estimate of our annual effective tax rate at the end of each quarterly period. Our estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and interpretations of tax laws.

Reclassifications. Beginning in the third quarter of 2014, we changed the presentation of transactional gains and losses arising from the impact of currency exchange rate fluctuations on transactions in foreign currency that is different from the local functional currency in order to better reflect the non-operating nature of these gains and losses, and are now including them in Other Income (Expense) on the Consolidated Statements of Operations and Comprehensive Income. Previously, these gains and losses were included in our operating expenses as General and Administrative expense. Amounts in the prior periods’ consolidated financial statements have been reclassified to conform to the current presentation. In the first quarter of 2014, this resulted in an increase to Other Income and an increase in General and Administrative expense equal to $20,000.

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

Liquidity and Capital Resources

Resources

As of March 31, 2015, we had $38.3 million of working capital, and our cash and cash equivalents totaled $17.7 million. Our cash, cash equivalents and investments decreased $0.7 million during the first quarter of fiscal 2015, primarily from cash used by our operations and our investing activities, primarily for purchases of property and equipment, offset in part by cash provided by our financing activities, primarily proceeds from the exercise of stock options. We believe that our existing cash, cash equivalents, and investments, our cash flow from operating activities and available bank borrowings will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion internationally, future acquisitions we might undertake, and the expansion into complementary businesses. To the extent that our cash and cash equivalents, investments and cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more additional acquisitions of businesses.

	March 31, 2015	December 31, 2014
	($ in thousands)
Cash, cash equivalents and investments	$37,457	$38,183

Accounts receivable, net	$26,687	$23,200

Cash, Cash Equivalents and Investments

Our cash, cash equivalents and investments at March 31, 2015 were held for working capital purposes and were invested primarily in money market accounts, municipal bonds and government agency bonds. We do not enter into investments for trading or speculative purposes.

Accounts Receivable, Net

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our service delivery and billing activity, cash collections, and changes to our allowance for doubtful accounts. We use days sales outstanding (“DSO”) as one measurement of the quality and status of our receivables. We define DSO as net accounts receivable at quarter end divided by total revenue for the applicable period, multiplied by the number of days in the applicable period. DSO was 101 days for the three months ended March 31, 2015 and 70 days at December 31, 2014. The increase in DSO is primarily due to the timing of payments from customers. We typically see an increase in DSO from December 31 to March 31 due to the reduction of revenue and historically strong collections in the fourth quarter.

Cash Flows

	Three Months Ended March 31,
	2015	2014
	($ in thousands)
Net cash used in operating activities	$(1,556)	$(1,152)

Net cash used in investing activities	$(1,798)	$(2,769)

Net cash provided by financing activities	$1,761	$992

Operating Activities

Cash used in operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, the provision for bad debt, stock-based compensation, deferred income taxes, and the effect of changes in working capital and other activities. Cash used in operating activities for the three months ended March 31, 2015 was $1.6 million compared to $1.2 million in the three months ended March 31, 2014.

The increase in cash used in operating activities is primarily a result of changes in operating assets and liabilities of $(5.0) million compared to $(4.0) million in the first three months of 2015 and 2014, respectively. The impact from changes in operating assets and liabilities was partially offset by an increase in net income adjusted for non-cash items of $3.5 million compared to $2.9 million in the first three months of 2015 and 2014, respectively. Significant components of the changes in assets and liabilities in the first three months of 2015 included an increase in accounts receivable of $3.7 million in 2015, as evidenced by the increase in DSO during the quarter; a $1.1 million decrease in accrued compensation resulting from annual bonuses from 2014 that were paid during the three months ended March 31, 2015, an increase in prepaid expenses of $0.5 million and a decrease in income taxes payable of $0.6 million. These changes were offset in part by an increase in deferred revenue of $1.3 million.

Investing Activities

Cash used in investing activities in the three months ended March 31, 2015 was $1.8 million; $0.9 million relates to the purchase of property and equipment, made up primarily of website development costs, computer equipment and related software and internal-use development costs; $0.9 million was related to the conversion of cash equivalents into long term investments. Cash used in investing activities in the three months ended March 31, 2014 was $2.8 million; $1.2 million relates to the purchase of property and equipment, made up primarily of website development costs, computer equipment and related software and internal-use development costs; $1.6 million was related to the conversion of cash equivalents into long term investments.

Financing Activities

We received proceeds from the exercise of stock options in the amounts of $1.8 million and $0.6 million in the three months ended March 31, 2015 and 2014, respectively.

Stock Repurchase Program

On August 4, 2014, our Board of Directors authorized a $20 million stock repurchase program (the “2014 Program”). Under the 2014 Program, we are authorized to repurchase our common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined based on an evaluation of market conditions and other factors. We may elect to implement a Rule 10b5-1 trading plan to make such purchases, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The 2014 Program may be suspended or discontinued at any time. During the year ended December 31, 2014 we repurchased 1,551,224 shares of common stock for approximately $15.0 million pursuant to the 2014 Program. No shares were repurchased under this program during the quarter ended March 31, 2015.

Accrued Stock-Based Compensation

We had approximately $1.4 million included in accrued compensation expenses on our Consolidated Balance Sheet as of December 31, 2014 for stock-based compensation related to restricted stock awards that had been earned as of that date but were not granted until the first quarter of 2015, at which time the value of the awards was reclassified from accrued compensation to additional paid-in capital. This non-cash compensation expense was recorded as part of stock-based compensation expense in our Consolidated Statement of Comprehensive Income (Loss) for the year ended December 31, 2014. There were no such accruals as of March 31, 2015.

Term Loan and Credit Facility Borrowings

As of March 31, 2015, we have a $5.0 million revolving credit facility (the “Credit Agreement”), which has a maturity date of August 31, 2016. Unless earlier payment is required by an event of default, all principal and unpaid interest will be due and payable on August 31, 2016. At our option, the Credit Agreement bears interest at either the prime rate less 1.00% or the London Interbank Offered Rate (“LIBOR”) plus the applicable LIBOR margin. The applicable LIBOR margin is based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters. As of March 31, 2015, the applicable LIBOR margin was 1.25%.

We are also required to pay an unused line fee on the daily unused amount of our Credit Agreement at a per annum rate based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters. As of March 31, 2015, unused availability under the Credit Agreement totaled $5.0 million and the per annum unused line fee rate was 0.20%.

As of March 31, 2015 there were no amounts outstanding under the Credit Agreement. A standby letter of credit related to our corporate headquarters lease that had previously been outstanding against the Credit Agreement was canceled in October 2014, bringing our available borrowings on the facility to $5.0 million at March 31, 2015 and December 31, 2014.

Borrowings under the Credit Agreement are collateralized by a security interest in substantially all of our assets. Covenants governing the Credit Agreement include the maintenance of certain financial ratios. As of March 31, 2015, we were in compliance with all covenants under the Credit Agreement.

Capital Expenditures

We have made capital expenditures primarily for computer equipment and related software needed to host our websites, internal-use software development costs, as well as for leasehold improvements and other general purposes to support our growth. Our capital expenditures totaled $0.9 million and $1.2 million for the three month periods ended March 31, 2015 and 2014, respectively. A majority of our capital expenditures in the first quarter of 2015 were internal-use development costs and, to a lesser extent, computer equipment and related software. We are not currently party to any purchase contracts related to future capital expenditures.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.

Forward Looking Statements

Certain information contained in this report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or referenced in this report that address activities, events or developments which we expect will or may occur in the future are forward-looking statements, including statements regarding the intent, belief or current expectations of the Company and members of our management team. The words “will”, “believe”, “intend”, “expect”, “anticipate”, “project”, “estimate”, “predict” and similar expressions are also intended to identify forward-looking statements. Such statements may include those regarding guidance on our future financial results and other projections or measures of our future performance; our expectations concerning market opportunities and our ability to capitalize on them; and the amount and timing of the benefits expected from acquisitions, from new products or services and from other potential sources of additional revenue. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. These statements speak only as of the date of this report and are based on our current plans and expectations, and they involve risks and uncertainties that could cause actual future events or results to be different than those described in or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those relating to: market acceptance of our products and services, including continued increased sales of our IT Deal Alert offerings and continued increased international growth; relationships with customers, strategic partners and our employees; difficulties in integrating acquired businesses; and changes in economic or regulatory conditions or other trends affecting the Internet, Internet advertising and information technology industries. These and other important risk factors are discussed or referenced in our 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission, under the heading “Risk Factors” and elsewhere, and any subsequent periodic or current reports filed by us with the SEC. Except as required by applicable law or regulation, we do not undertake any obligation to update our forward-looking statements to reflect future events or circumstances.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

We currently have subsidiaries in the United Kingdom, Hong Kong, Australia, Singapore, Germany and France. Additionally, we have a wholly foreign-owned enterprise formed under the laws of the People’s Republic of China, and a VIE in Beijing, PRC. Approximately 22% of our revenues for the three months ended March 31, 2015 were derived from customers with billing addresses outside of North America and our foreign exchange gains/losses were not significant. We currently believe our exposure to foreign currency exchange rate fluctuations is financially immaterial and therefore have not entered into foreign currency hedging transactions. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in the future. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Our continued international expansion increases our exposure to exchange rate fluctuations and as a result such fluctuations could have a significant impact on our future results of operations.

Interest Rate Risk

At March 31, 2015, we had cash, cash equivalents and investments totaling $37.5 million. These amounts were invested primarily in money market accounts, municipal bonds and government agency bonds. The cash, cash equivalents and investments were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

Our exposure to market risk also relates to the amount of interest expense we must pay under our revolving credit facility. The advances under this credit facility bear a variable rate of interest determined as a function of the lender’s prime rate or LIBOR. At March 31, 2015, there were no amounts outstanding under our revolving credit facility.

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

As of March 31, 2015, management, under the supervision of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened litigation against us that could have a material adverse effect on our business, operating results or financial condition. On January 6, 2012, the Company filed Petitions under Formal Procedure with the Massachusetts Appellate Tax Board (the “ATB”) in connection with the classification of the Company’s wholly-owned subsidiary, TechTarget Securities Corporation, and assessments made by the Massachusetts Department of Revenue, as described in Note 9 in the accompanying consolidated financial statements. A trial took place in April 2014, and in May 2015 the ATB ruled in favor of the MA DOR. Concurrently, we received an amnesty offer with respect to the tax years in dispute. We intend to accept the amnesty offer and pay all amounts due in the second quarter of 2015.

Item 1A.	Risk Factors

Our business is subject to a number of risks, including those identified in Item 1A – “Risk Factors” of our 2014 Annual Report on Form 10-K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of March 31, 2015, there have been no material changes to the risk factors disclosed in our 2014 Annual Report on Form 10-K. We may disclose changes to any risk factors presented or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

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

TECHTARGET, INC. (Registrant)

Date: May 11, 2015	By:	/s/ GREG STRAKOSCH
Greg Strakosch, Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2015	By:	/s/ JANICE KELLIHER
Janice Kelliher, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)

Exhibit Index

Exhibit No.	Description of Exhibit

31.1	Certification of Greg Strakosch, Chief Executive Officer of TechTarget, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, dated May 11, 2015.

31.2	Certification of Janice Kelliher, Chief Financial Officer and Treasurer of TechTarget, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, dated May 11, 2015.

32.1	Certifications of Greg Strakosch, Chief Executive Officer of TechTarget, Inc. and Janice Kelliher, Chief Financial Officer and Treasurer of TechTarget, Inc. pursuant to 18 U.S.C. Section 1350, dated May 11, 2015.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2015 and March 31, 2014, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and March 31, 2014 and (iv) Notes to Consolidated Financial Statements.