Form 10-Q
period 2015-06-30
TechTarget Inc
filed 2015-08-07
CIK 1293282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had 32,277,271 shares of Common Stock, $0.001 par value per share, outstanding as of July 31, 2015.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TECHTARGET, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,163	$19,275
Short-term investments	2,144	5,480
Accounts receivable, net of allowance for doubtful accounts of $1,333 and $1,014 as of June 30, 2015 and December 31, 2014, respectively	28,902	23,200
Prepaid expenses and other current assets	5,982	2,842
Deferred tax assets	2,753	2,674

Total current assets	58,944	53,471
Property and equipment, net	9,104	9,215
Long-term investments	15,975	13,428
Goodwill	93,883	93,979
Intangible assets, net of accumulated amortization	2,179	2,995
Deferred tax assets	2,980	3,230
Other assets	1,110	1,166

Total assets	$184,175	$177,484

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,786	$2,733
Accrued expenses and other current liabilities	3,250	2,719
Accrued compensation expenses	805	3,043
Contingent consideration	1,189	—
Income taxes payable	447	1,088
Deferred revenue	9,588	6,940

Total current liabilities	18,065	16,523
Long-term liabilities:
Deferred rent	2,435	2,598
Deferred tax liabilities	457	473
Contingent consideration	—	1,114
Other liabilities	—	930

Total liabilities	20,957	21,638
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 50,450,206 shares issued and 32,823,881 shares outstanding at June 30, 2015 and 49,587,137 shares issued and 32,371,251 shares outstanding at December 31, 2014	51	50
Treasury stock, 17,626,325 and 17,215,886 shares at June 30, 2015 and December 31, 2014, respectively, at cost	(102,645)	(98,851)
Additional paid-in capital	288,832	280,702
Accumulated other comprehensive loss	(228)	(87)
Accumulated deficit	(22,792)	(25,968)

Total stockholders’ equity	163,218	155,846

Total liabilities and stockholders’ equity	$184,175	$177,484

See accompanying notes.

TECHTARGET, INC.

Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)
Revenues:
Online	$27,736	$23,652	$50,784	$45,732
Events	2,021	2,496	2,631	3,393

Total revenues	29,757	26,148	53,415	49,125
Cost of revenues:
Online(1)	6,719	6,149	13,248	12,239
Events(1)	877	979	1,332	1,526

Total cost of revenues	7,596	7,128	14,580	13,765

Gross profit	22,161	19,020	38,835	35,360
Operating expenses:
Selling and marketing(1)	10,958	10,007	21,299	19,753
Product development(1)	2,032	1,742	3,808	3,347
General and administrative(1)	3,591	3,884	6,611	7,236
Depreciation	1,016	1,012	2,024	2,001
Amortization of intangible assets	344	454	717	905

Total operating expenses	17,941	17,099	34,459	33,242

Operating income	4,220	1,921	4,376	2,118
Interest and other income, net	250	99	87	109

Income before provision for income taxes	4,470	2,020	4,463	2,227
Provision for income taxes	1,641	717	1,287	789

Net income	$2,829	$1,303	$3,176	$1,438

Net income per common share:
Basic	$0.09	$0.04	$0.10	$0.04

Net income per common share:
Diluted	$0.08	$0.04	$0.09	$0.04

Weighted average common shares outstanding:
Basic	33,268	32,891	33,202	32,788

Weighted average common shares outstanding:
Diluted	34,989	34,022	34,956	33,827

Comprehensive income	$2,820	$1,296	$3,035	$1,460

(1) Amounts include stock-based compensation expense as follows:
Cost of online revenues	$16	$21	$30	$51
Cost of events revenues	—	4	—	8
Selling and marketing	650	552	1,339	1,240
Product development	27	27	37	58
General and administrative	623	585	1,357	1,239

See accompanying notes.

TECHTARGET, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2015	2014
	(Unaudited)
Operating activities:
Net income	$3,176	$1,438
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,741	2,906
Provision for bad debt	405	293
Amortization of investment premiums	124	184
Stock-based compensation expense	2,763	2,596
Non-cash interest expense	4	—
Deferred tax provision	(159)	—
Excess tax benefit – stock options	(1,983)	(464)
Other non-cash	—	32
Changes in operating assets and liabilities:
Accounts receivable	(6,130)	(1,843)
Prepaid expenses and other current assets	835	503
Other assets	54	(6)
Accounts payable	56	(22)
Income taxes payable	(1,807)	(164)
Accrued expenses and other current liabilities	1,280	257
Accrued compensation expenses	(846)	(231)
Deferred revenue	2,648	2,808
Other liabilities	(2,189)	(49)

Net cash provided by operating activities	972	8,238

Investing activities:
Purchases of property and equipment, and other capitalized assets	(1,917)	(2,078)
Purchases of investments	(2,622)	(3,642)
Sales of investments	3,310	3,500

Net cash used in investing activities	(1,229)	(2,220)

Financing activities:
Excess tax benefit—stock options	1,983	464
Purchase of treasury shares and related costs	(3,794)	(16)
Registration fees	(22)	—
Proceeds from exercise of stock options	2,003	1,768

Net cash provided by financing activities	170	2,216
Effect of exchange rate changes on cash and cash equivalents	(25)	(36)
Net (decrease) increase in cash and cash equivalents	(112)	8,198
Cash and cash equivalents at beginning of period	19,275	15,412

Cash and cash equivalents at end of period	$19,163	$23,610

Supplemental disclosure of cash flow information:

Cash paid for taxes	$3,181	$187

See accompanying notes.

TECHTARGET, INC.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data, where otherwise noted or instances where expressed in millions)

1. Organization and Operations

TechTarget, Inc. and its subsidiaries (the “Company”) is a leading provider of specialized online content and brand advertising that brings together buyers and sellers of corporate information technology (“IT”) products. The Company sells customized marketing programs and services that enable IT vendors to reach corporate IT decision makers who are actively researching specific IT purchases. In addition, the Company offers a number of data analytics solutions that help their customers more efficiently target their sales efforts. The Company operates a network of over 150 websites, each of which focuses on a specific IT sector, such as storage, security or networking. During the critical stages of the purchase decision process, these content offerings meet IT professionals’ needs for expert, peer and IT vendor information, and provide a platform on which IT vendors can launch targeted marketing campaigns which generate measurable, high return on investment (“ROI”). As IT professionals have become increasingly specialized, they have come to rely on the Company’s sector-specific websites for purchasing decision support. The Company’s content enables IT professionals to navigate the complex and rapidly changing IT landscape where purchasing decisions can have significant financial and operational consequences. Based upon the logical clustering of users’ respective job responsibilities and the marketing focus of the products that the Company’s customers are advertising, the Company’s key marketing opportunities and audience extensions are currently addressed using nine distinct media groups: Application Architecture and Development; Channel; CIO/IT Strategy; Data Center and Virtualization Technologies; Business Applications and Analytics; Networking; Security; Storage; and TechnologyGuide.

2. Summary of Significant Accounting Policies

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these Notes to Consolidated Financial Statements.

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, which are comprised of KnowledgeStorm, Inc., Bitpipe, Inc., TechTarget Securities Corporation (“TSC”), TechTarget Limited, TechTarget (HK) Limited (“TTGT HK”), TechTarget (Beijing) Information Technology Consulting Co. Ltd. (“TTGT Consulting”), TechTarget (Australia) Pty Ltd., TechTarget (Singapore) Pte Ltd., E-Magine Médias SAS (“LeMagIT”) and TechTarget Germany GmbH. KnowledgeStorm, Inc. and Bitpipe, Inc. feature websites that provide in-depth vendor generated content targeted to corporate IT professionals. TSC is a Massachusetts corporation. TechTarget Limited is a subsidiary doing business principally in the United Kingdom. TTGT HK is a subsidiary incorporated in Hong Kong in order to facilitate the Company’s activities in the Asia-Pacific region. Additionally, through its wholly-owned subsidiaries, TTGT HK and TTGT Consulting, the Company effectively controls a variable interest entity (“VIE”), Keji Wangtuo Information Technology Co., Ltd., (“KWIT”), which was incorporated under the laws of the People’s Republic of China (“PRC”). TechTarget (Australia) Pty Ltd. and TechTarget (Singapore) Pte Ltd. are the entities through which the Company does business in Australia and Singapore, respectively; LeMagIT and TechTarget Germany GmbH, both wholly-owned subsidiaries of TechTarget Limited, are entities through which the Company does business in France and Germany, respectively.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles, or “GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. All adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown, are of a normal recurring nature and have been reflected in the consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of results to be expected for any other interim periods or for the full year. The information included in these consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this Quarterly Report on Form 10-Q and the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Reclassifications

Beginning in the third quarter of 2014, the Company changed its presentation of transactional gains and losses arising from the impact of currency exchange rate fluctuations on transactions in foreign currency that is different from the local functional currency in order to better reflect the non-operating nature of these gains and losses, and is now including them in Other Income on the Consolidated Statements of Operations and Comprehensive Income. Previously, these gains and losses were included in the Company’s operating expenses as General and Administrative expense. Amounts in the prior periods’ financial statements have been reclassified to conform to the current presentation. In the three and six months ended June 30, 2014, this resulted in an increase to Other Income and an increase in General and Administrative expense equal to $110 and $130, respectively.

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

Revenue Recognition

The Company generates substantially all of its revenue from the sale of targeted advertising campaigns, which are delivered via its network of websites, data analytics solutions and events. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

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

Online Offerings

Core Online

Lead Generation. As part of its lead generation campaign offerings, the Company will guarantee a minimum number of qualified leads to be delivered over the course of the advertising campaign. The Company determines the content necessary to achieve performance guarantees. Scheduled end dates of advertising campaigns sometimes need to be extended, pursuant to the terms of the arrangement, to satisfy lead guarantees. The Company estimates a revenue reserve necessary to adjust revenue recognition for extended advertising campaigns. These estimates are based on the Company’s experience in managing and fulfilling these offerings. The customer generally has cancellation privileges which normally require advance notice by the customer and require proportional payment by the customer for the portion of the campaign provided by the Company. Additionally, the Company offers sales incentives to certain customers, primarily in the form of volume rebates, which are classified as a reduction of revenues and are calculated based on the terms of the specific customer’s contract. The Company accrues for these sales incentives based on contractual terms and historical experience. The Company recognizes revenue on contracts where pricing is based on cost per lead during the period in which leads are delivered to its customers and on duration-based campaigns revenue is recognized ratably over the duration of the campaign, which is usually less than six months.

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

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, short- and long-term investments, accounts receivable, accounts payable and contingent consideration. Due to their short-term nature and liquidity, the carrying value of these instruments, with the exception of contingent consideration, approximates their estimated fair values. See Note 3 for further information on the fair value of the Company’s investments. The fair value of contingent consideration was estimated using a discounted cash flow method.

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

Goodwill and indefinite-lived intangible assets are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life are amortized over their estimated useful lives, which range from three to ten years, using methods of amortization that are expected to reflect the estimated pattern of economic use, and are reviewed for impairment when events or changes in circumstances suggest that the assets may not be recoverable. Consistent with the Company’s determination that it has only one reporting segment, it has been determined that there is only one reporting unit and goodwill is tested for impairment at the entity level. The Company performs its annual test of impairment of goodwill as of December 31st of each year and whenever events or changes in circumstances suggest that the carrying amount may not be recoverable using the two step process required by ASC 350, Intangibles – Goodwill and Other (“ASC 350”). The first step of the impairment test is to identify potential impairment by comparing the reporting unit’s fair value with its net book value (or carrying amount), including goodwill. The fair value is estimated based on a market value approach. If the fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is not performed. Whenever indicators of impairment become present, the Company would perform the second step and compare the implied fair value of the reporting unit’s goodwill, as defined by ASC 350, to its carrying value to determine the amount of the impairment loss, if any. As of December 31, 2014, the date of the Company’s annual goodwill impairment review, there were no indications of impairment based on the step one analysis, and the Company’s estimated fair value exceeded its goodwill carrying value by a significant margin. There were no indications of impairment as of June 30, 2015.

Based on the aforementioned evaluation, the Company believes that, as of the balance sheet date presented, none of the Company’s goodwill or other long-lived assets were impaired. The Company did not have any intangible assets with indefinite lives as of June 30, 2015 or December 31, 2014.

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

Property and Equipment

Property and equipment are stated at cost. Property and equipment acquired through acquisitions of businesses are initially recorded at fair value. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets, based on the month the assets are placed in service.

Internal-Use Software and Website Development Costs

The Company capitalizes costs incurred during the development of its website applications and infrastructure as well as certain costs relating to internal-use software. The estimated useful life of costs capitalized is evaluated for each specific project. Capitalized internal-use software and website development costs are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized only if the carrying amount of the asset is not recoverable and exceeds its fair value. The Company capitalized internal-use software and website development costs of $0.7 million for each of the three months ended June 30, 2015 and 2014, and $1.5 million and $1.7 million for the six months ended June 30, 2015 and 2014, respectively.

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

There were no material reclassifications out of accumulated other comprehensive income in the periods ended June 30, 2015 or 2014.

Foreign Currency

The functional currency for each of the Company’s subsidiaries is the local currency of the country in which it is incorporated. All assets and liabilities are translated into U.S. dollar equivalents at the exchange rate in effect on the balance sheet date or at a historical rate. Revenues and expenses are translated at average exchange rates. Translation gains or losses are recorded in stockholders’ equity as an element of accumulated other comprehensive income.

Net Income Per Share

Basic earnings per share is computed based on the weighted average number of common shares and vested, undelivered restricted stock awards outstanding during the period. Because the holders of unvested restricted stock awards do not have nonforfeitable rights to dividends or dividend equivalents, the Company does not consider these awards to be participating securities that should be included in its computation of earnings per share under the two-class method. Diluted earnings per share is computed using the weighted average number of common shares and vested, undelivered restricted stock awards outstanding during the period, plus the dilutive effect of potential future issuances of common stock relating to stock option programs and other potentially dilutive securities using the treasury stock method. In calculating diluted earnings per share, the dilutive effect of stock options and restricted stock awards is computed using the average market price for the respective period. In addition, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense and assumed tax benefit of stock options and restricted stock awards that are in-the-money. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of stock options and restricted stock awards.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This new guidance is effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2016 (January 1, 2017 for the Company); early adoption is not permitted. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. On July 9, 2015, the FASB voted to delay the effective date of the new revenue standard by one year but to permit entities to choose to adopt the standard as of the original effective date. The Company is in the process of determining the potential effects on the consolidated financial statements.

3. Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, short- and long-term investments and contingent consideration. The fair value of these financial assets and liabilities was determined based on three levels of input as follows:

•	Level 1. Quoted prices in active markets for identical assets and liabilities;

•	Level 2. Observable inputs other than quoted prices in active markets; and

•	Level 3. Unobservable inputs.

The fair value hierarchy of the Company’s financial assets and liabilities carried at fair value and measured on a recurring basis is as follows:

		Fair Value Measurements at Reporting Date Using
	June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$1,896	$1,896	$—	$—
Short-term investments(2)	2,144	—	2,144	—
Long-term investments(2)	15,975	—	15,975	—

Total assets	$20,015	$1,896	$18,119	$—

Liabilities:
Contingent consideration - current(3)	$1,189	$—	$—	$1,189

Total liabilities	$1,189	$—	$—	$1,189

		Fair Value Measurements at Reporting Date Using
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$1,071	$1,071	$—	$—
Short-term investments(2)	5,480	—	5,480	—
Long-term investments(2)	13,428	—	13,428	—

Total assets	$19,979	$1,071	$18,908	$—

Liabilities:
Contingent consideration – non-current(3)	$1,114	$—	$—	$1,114

Total liabilities	$1,114	$—	$—	$1,114

(1)	Included in cash and cash equivalents on the accompanying consolidated balance sheets; valued at quoted market prices in active markets.
(2)	Short- and long-term investments consist of municipal bonds and government agency bonds; their fair value is calculated using an interest rate yield curve for similar instruments.
(3)	The Company’s valuation techniques and Level 3 inputs used to estimate the fair value of contingent consideration payable in connection with the LeMagIT acquisition are described in Note 5. During the six months ended June 30, 2015 the contingent consideration was reclassified from non-current to current liabilities as the final payment is expected to be made in the first quarter of 2016. During the six months ended June 30, 2015 and 2014, the contingent consideration increased by approximately $172 and $188, respectively, when it was remeasured to fair value. The remainder of the change in this balance was caused by foreign currency fluctuations.

4. Cash, Cash Equivalents and Investments

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less at date of purchase. Cash equivalents are carried at cost, which approximates their fair market value. Cash and cash equivalents consisted of the following:

	June 30, 2015	December 31, 2014

Cash	$17,267	$18,204
Money market funds	1,896	1,071

Total cash and cash equivalents	$19,163	$19,275

The Company’s short- and long-term investments are accounted for as available for sale securities. These investments are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity, net of tax. The unrealized loss, net of taxes, was $5 and $20 as of June 30, 2015 and December 31, 2014, respectively. Realized gains and losses on the sale of these investments are determined using the specific identification method. There were no realized gains or losses during the three or six months ended June 30, 2015 or 2014.

Short- and long-term investments consisted of the following:

	June 30, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short- and long-term investments:
Government agency bonds	$5,023	$7	$—	$5,030
Municipal bonds	13,104	—	(15)	13,089

Total short- and long-term investments	$18,127	$7	$(15)	$18,119

	December 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short- and long-term investments:
Government agency bonds	$6,632	$—	$(14)	$6,618
Municipal bonds	12,307	4	(21)	12,290

Total short- and long-term investments	$18,939	$4	$(35)	$18,908

The Company had nine debt securities in an unrealized loss position at June 30, 2015. All of these securities have been in such a position for no more than 12 months. The unrealized loss on these securities was approximately $18 and the fair value was $9.7 million. The Company uses specific identification when reviewing these investments for impairment. Because the Company does not intend to sell the investments that are in an unrealized loss position and it is not likely that the Company will be required to sell any investments before recovery of their cost basis, the Company does not consider these investments with an unrealized loss to be other-than-temporarily impaired at June 30, 2015.

Municipal and government agency bonds have contractual maturity dates that range from July 2016 to February 2018. All income generated from these investments is recorded as interest income.

5. Acquisition

LeMagIT

On December 17, 2012, the Company purchased all of the outstanding shares of its French partner, E-Magine Médias SAS, for approximately $2.2 million in cash plus a potential future earnout valued at $0.7 million at the time of the acquisition. Approximately $1.2 million of the cash payment was made at closing, with the remainder being paid in two equal installments in 2013 and 2014. The earnout is subject to certain revenue growth targets and the payment will be adjusted based on actual results. If all targets are met, the total purchase price, including the earnout, shall not exceed $5.2 million, depending on exchange rates at the time of calculation. The installment payments have been recorded at present value using a discount rate of 10%. At June 30, 2015, the earnout is included in current liabilities at net present value in the Company’s consolidated balance sheet (see Note 3).

6. Intangible Assets

Intangible assets subject to amortization as of June 30, 2015 and December 31, 2014 consist of the following:

		As of June 30, 2015
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net

Customer, affiliate and advertiser relationships	5 – 9	$7,082	$(5,956)	$1,126
Developed websites, technology and patents	10	1,243	(534)	709
Trademark, trade name and domain name	5 – 8	1,846	(1,657)	189
Proprietary user information database and Internet traffic	3 – 5	1,264	(1,120)	144
Non-compete agreements	3	78	(67)	11

Total intangible assets		$11,513	$(9,334)	$2,179

		As of December 31, 2014
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer, affiliate and advertiser relationships	5 – 9	$7,079	$(5,480)	$1,599
Developed websites, technology and patents	10	1,361	(499)	862
Trademark, trade name and domain name	5 – 8	1,859	(1,598)	261
Proprietary user information database and Internet traffic	3 – 5	1,270	(1,024)	246
Non-compete agreements	3	85	(58)	27

Total intangible assets		$11,654	$(8,659)	$2,995

Intangible assets are amortized over their estimated useful lives, which range from three to ten years, using methods of amortization that are expected to reflect the estimated pattern of economic use. The remaining amortization expense will be recognized over a weighted-average period of approximately 2.1 years. Amortization expense was $0.3 million and $0.5 million for the three months ended June 30, 2015 and 2014, respectively, and $0.7 million and $0.9 million for the six months ended June 30, 2015 and 2014, respectively. Amortization expense is recorded within operating expenses as the intangible assets consist of customer-related assets and website traffic that the Company considers to be in support of selling and marketing activities. The change in the gross carrying amount of intangible assets during the six months ended June 30, 2015, was due to foreign currency translation.

The Company expects amortization expense of intangible assets to be as follows:

Years Ending December 31:	Amortization Expense

2015 (July 1st – December 31st)	$681
2016	864
2017	166
2018	103
2019	87
Thereafter	278

$2,179

7. Net Income Per Common Share

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per common share is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)
Numerator:
Net income	$2,829	$1,303	$3,176	$1,438

Denominator:
Basic:
Weighted average shares of common stock outstanding	33,268,089	32,890,770	33,201,859	32,787,509

Diluted:
Weighted average shares of common stock outstanding	33,268,089	32,890,770	33,201,859	32,787,509
Effect of potentially dilutive shares(1)	1,721,388	1,130,981	1,753,752	1,039,020

Total weighted average shares of common stock outstanding	34,989,477	34,021,751	34,955,611	33,826,529

Net Income Per Common Share:
Basic net income per common share	$0.09	$0.04	$0.10	$0.04

Net Income Per Common Share:
Diluted net income per common share	$0.08	$0.04	$0.09	$0.04

(1)	In calculating diluted earnings per share, 0.5 million shares related to outstanding stock options and unvested restricted stock awards were excluded for each of the three and six months ended June 30, 2015, and 2.9 million and 3.0 million shares related to outstanding stock options and unvested restricted stock awards were excluded for the three and six months ended June 30, 2014, respectively, because they were anti-dilutive.

8. Bank Demand Loan Payable

The Company’s $5.0 million revolving credit facility was amended and restated in its entirety in June 2015. The new credit facility (the “Amended and Restated Credit Agreement”) is a discretionary $5.0 million demand revolving line. At the Company’s option, the Amended and Restated Credit Agreement bears interest at either the prime rate less 1.00% or the London Interbank Offered Rate (“LIBOR”) plus the applicable LIBOR margin. The applicable LIBOR margin is based on the ratio of total funded debt to earnings before interest, other income and expense, income taxes, depreciation, and amortization (“EBITDA”) for the preceding four fiscal quarters. As of June 30, 2015, the applicable LIBOR margin was 1.25%. Unless earlier payment is required by an event of default, all principal and unpaid interest will be due and payable on the interest payment date; however, there is an automatic rollover provision for all loans for which LIBOR is elected by the Company. Borrowings, if any, under the Amended and Restated Credit agreement would be collateralized by a security interest in substantially all assets of the Company. There are no financial covenant requirements and no unused line fees under the Amended and Restated Credit Agreement. At June 30, 2015, there were no amounts outstanding under the Amended and Restated Credit Agreement.

As of December 31, 2014, prior to the Amended and Restated Credit Agreement, the Company had a $5.0 million term revolving credit facility (the “Credit Agreement”). Covenants governing the Credit Agreement included the maintenance of certain financial ratios. At December 31, 2014, the Company was in compliance with all covenants under the Credit Agreement. The Company was also required to pay an unused line fee on the daily unused amount of the Credit Agreement at a per annum rate based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters. At December 31, 2014 there were no amounts outstanding under the Credit Agreement.

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

Future minimum lease payments under the Company’s noncancelable operating leases at June 30, 2015 are as follows:

Years Ending December 31:	Minimum Lease Payments
2015 (July 1st – December 31st)	$2,196
2016	4,247
2017	3,712
2018	3,831
2019	3,833
Thereafter	572

$18,391

Net Worth Tax Contingency

In late March 2010, the Company received a letter from the Department of Revenue of the Commonwealth of Massachusetts (the “MA DOR”) requesting documentation demonstrating that TSC has been classified by the MA DOR as a Massachusetts security corporation for the 2006 and 2007 tax years. Following subsequent correspondence with the MA DOR and a settlement conference on March 22, 2011, the Company received a Notice of Assessment from the MA DOR with respect to additional excise taxes on net worth related to TSC. Based on the Company’s previous assessment that it was probable that the MA DOR would require an adjustment to correct TSC’s tax filings such that it will be treated as a Massachusetts business corporation for the applicable years, the Company recorded a liability representing its best estimate at that time of the potential net worth tax exposure. The tax benefits available to a Massachusetts security corporation are comprised of (i) a different rate structure (1.32% on gross investment income vs. 9.5% on net income) (See Note 13) and (ii) exemption from the 0.26% excise tax on net worth. As of the date of the ruling, the Company had recorded a liability of approximately $257 to account for the tax differential in all open years, including penalties and interest. On August 17, 2011, the Company filed Applications for Abatement with the MA DOR. In January 2012, the Company filed Petitions for Formal Procedure with the Massachusetts Appellate Tax Board (the “ATB”). A trial took place in April 2014, and in May 2015 the ATB ruled in favor of the MA DOR. During the second quarter of 2015, the Company accepted an amnesty offer from the MA DOR and paid all amounts due relating to the years in dispute.

Litigation

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At June 30, 2015 and December 31, 2014, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

10. Comprehensive Income

Comprehensive income includes all changes in equity during a period, except those resulting from investments by stockholders and distributions to stockholders. For the three and six months ended June 30, 2015 and 2014 the Company’s comprehensive income is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)

Net income	$2,829	$1,303	$3,176	$1,438
Other comprehensive (loss) income:
Unrealized (loss) gain on investments (net of tax effect of $(2), $(1), $9 and $(2), respectively)	(5)	(2)	15	(3)
Unrealized (loss) gain on foreign currency exchange	(4)	(5)	(156)	25

Other comprehensive (loss) income	(9)	(7)	(141)	22

Total comprehensive income	$2,820	$1,296	$3,035	$1,460

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

In April 2007, the Board approved the 2007 Stock Option and Incentive Plan (the “2007 Plan”), which was approved by the stockholders of the Company and became effective upon the consummation of the Company’s IPO in May 2007. Effective upon the consummation of the IPO, no further awards were made pursuant to the 1999 Plan, but any outstanding awards under the 1999 Plan remain in effect and continue to be subject to the terms of the 1999 Plan. The 2007 Plan allows the Company to grant ISOs, NSOs, stock appreciation rights, deferred stock awards, restricted stock and other awards. Under the 2007 Plan, stock options may not be granted at less than fair market value on the date of grant, and grants generally vest over a four year period. Stock options granted under the 2007 Plan expire no later than ten years after the grant date. At the time of the establishment of the 2007 Plan, the Company reserved for issuance an aggregate of 2,911,667 shares of common stock plus an additional annual increase to be added automatically on January 1 of each year, beginning on January 1, 2008, equal to the lesser of (a) 2% of the outstanding number of shares of common stock (on a fully-diluted basis) on the immediately preceding December 31 and (b) such lower number of shares as may be determined by the Compensation Committee of the Board of Directors of the Company. The number of shares available for issuance under the 2007 Plan is subject to adjustment in the event of a stock split, stock dividend or other change in capitalization. Generally, shares that are forfeited or canceled from awards under the 2007 Plan also will be available for future awards. To date, 7,432,772 shares have been added to the 2007 Plan in accordance with the automatic annual increase. In addition, shares subject to stock options returned to the 1999 Plan, as a result of their expiration, cancellation or termination, are automatically made available for issuance under the 2007 Plan. As of June 30, 2015, a total of 2,374,875 shares were available for grant under the 2007 Plan.

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

A summary of the stock option activity under the Company’s stock option plans for the six months ended June 30, 2015 is presented below:

Year-to-Date Activity	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

Options outstanding at December 31, 2014	3,347,657	$7.86
Granted	2,500	11.28
Exercised	(294,739)	6.79
Forfeited	—	—
Cancelled	—	—

Options outstanding at June 30, 2015	3,055,418	$7.97	2.1	$5,154

Options exercisable at June 30, 2015	3,054,168	$7.97	2.1	$5,151

Options vested or expected to vest at June 30, 2015 (1)	3,055,282	$7.97	2.1	$5,154

(1)	In addition to the vested options, the Company expects a portion of the unvested options to vest at some point in the future. Options expected to vest is calculated by applying an estimated forfeiture rate to the unvested options.

During the six months ended June 30, 2015 and 2014, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $1.4 million and $0.7 million, respectively, and the total amount of cash received from exercise of these options was $2.0 million and $1.8 million, respectively.

Restricted Stock Awards

Restricted stock awards are valued at the market price of a share of the Company’s common stock on the date of grant. A summary of the restricted stock award activity under the 2007 Plan for the six months ended June 30, 2015 is presented below:

Year-to-Date Activity	Shares	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value

Nonvested outstanding at December 31, 2014	2,279,167	$5.83
Granted	178,800	11.67
Vested	(269,580)	8.67
Forfeited	(54,803)	10.75

Nonvested outstanding at June 30, 2015	2,133,584	$5.97	$19,053

The total grant date fair value of restricted stock awards that vested during the six months ended June 30, 2015 and 2014 was $2.6 million and $1.8 million, respectively.

As of June 30, 2015, there was $8.6 million of total unrecognized compensation expense related to stock options and restricted stock awards which is expected to be recognized over a weighted average period of 1.6 years.

Accrued Stock-Based Compensation

The Company had approximately $1.4 million included in accrued compensation expenses on its Consolidated Balance Sheet as of December 31, 2014 for stock-based compensation related to restricted stock awards that had been approved as of that date but were not granted until the first quarter of 2015. This non-cash compensation expense was recorded as part of stock compensation expense in the Company’s Consolidated Statement of Comprehensive Income for the year ended December 31, 2014. There were no such accruals as of June 30, 2015.

12. Stockholders’ Equity

Reserved Common Stock

As of June 30, 2015, the Company has reserved 7,738,878 shares of common stock for options outstanding and restricted stock awards that have not been issued as well as those available for grant under the stock option plans.

Common Stock Repurchase Program

In August 2014, the Company announced that its Board of Directors had authorized a $20 million stock repurchase program (the “Repurchase Program”), whereby the Company is authorized to repurchase the Company’s common stock from time to time on the open market or in privately negotiated transactions. In May 2015, the Board of Directors amended the program to authorize an additional $10 million to be used for such purchases. The Company has elected to implement a Rule 10b5-1 trading plan, which permits shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The timing and amount of any repurchases that are not made pursuant to the Rule 10b5-1 trading plan will be determined based on an evaluation of market conditions and other factors. The Repurchase Program may be suspended or discontinued at any time.

During the six months ended June 30, 2015, the Company repurchased 410,439 shares of common stock for $3.8 million pursuant to the Repurchase Program. During the year ended December 31, 2014, the Company repurchased 1,551,224 shares of common stock for $15.0 million pursuant to the Repurchase Program.

Repurchased shares are recorded under the cost method and are reflected as treasury stock in the accompanying Consolidated Balance Sheets. All repurchased shares were funded with cash on hand.

Share Repurchase

On December 9, 2014, the Company entered into a Purchase Agreement with TCV V, L.P. (“TCV V”) and TCV Member Fund, L.P. (“TCV Member Fund” and collectively with TCV V, “TCV”), both related parties, pursuant to which the Company agreed to repurchase from TCV 1,000,000 shares of the Company’s common stock for an aggregate price of approximately $9.8 million. The purchase price per share of common stock was equal to 97% of the closing price of the common stock on the Nasdaq Global Market on December 8, 2014. The repurchase closed on December 10, 2014, and these shares are included in the 1,551,224 shares of common stock purchased under the Repurchase Program discussed above. A member of the Company’s board of directors is also a member of the general partner of TCV, which holds more than 5% of the voting securities of the Company.

Secondary Offering

In May 2014, the Company completed a secondary public offering of 5,750,000 shares of common stock at a price of $6.25 per share. All of the shares sold in the secondary public offering were sold by selling stockholders and the Company did not receive any proceeds from the offering. The Company incurred fees of approximately $0.5 million related to legal, accounting and other fees in connection with the secondary public offering, which are included in general and administrative expenses in the Statement of Operations and Comprehensive Income.

13. Income Taxes

The Company’s effective income tax rate before discrete items was 40.9% and 43.6% for the six months ended June 30, 2015 and 2014, respectively. The lower rate in 2015 as compared to 2014 is primarily due to the impact of non-deductible expenses. The Company recognized income tax benefits for discrete items of $0.9 million and $0.4 million during the six months ended June 30, 2015 and 2014, respectively. The effective income tax rate is based upon the estimated annual effective tax rate in compliance with ASC 740, Income Taxes, and other related guidance. The Company updates the estimate of its annual effective tax rate at the end of each quarterly period. The Company’s estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and its interpretations of tax laws. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. These amounts were not material in the six months ended June 30, 2015.

In March 2010, the Company received a letter from the MA DOR requesting documentation demonstrating that TSC, a wholly-owned subsidiary of the Company, has been classified by the MA DOR as a Massachusetts security corporation. Based on subsequent correspondence with the MA DOR, the Company determined that it was more likely than not that the MA DOR would require an adjustment to correct TSC’s tax filings such that it will be treated as a Massachusetts business corporation for the applicable years. The Company recorded a tax reserve for approximately $0.4 million. The tax benefits available to a Massachusetts security corporation are comprised of (i) a different rate structure (1.32% on gross investment income vs. 9.5% on net income) and (ii) exemption from the 0.26% excise tax on net worth (see Note 9). As of the date of the ruling, the Company had recorded a current liability of approximately $677 to account for the tax differential in all open years, which included penalties and interest for the potential state income tax liability arising from the difference between the income tax rates applicable to security corporations and business corporations in Massachusetts. On August 17, 2011, the Company filed Applications for Abatement with the MA DOR. In January 2012, the Company filed Petitions under Formal Procedure with the ATB. A trial took place in April 2014, and in May 2015 the ATB ruled in favor of the MA DOR. During the second quarter of 2015, the Company accepted an amnesty offer from the MA DOR and paid all amounts due relating to the years in dispute.

There are no income tax examinations currently in process.

14. Segment Information

The Company views its operations and manages its business as one operating segment based on factors such as how the Company manages its operations and how its executive management team reviews results and makes decisions on how to allocate resources and assess performance.

Geographic Data

Net sales to unaffiliated customers by geographic area* were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)

North America	$23,096	$20,099	$41,612	$38,397
International	6,661	6,049	11,803	10,728

Total	$29,757	$26,148	$53,415	$49,125

Long-lived assets** by geographic area were as follows:

	June 30, 2015	December 31, 2014
North America	$99,576	$100,042
International	5,590	6,147

Total	$105,166	$106,189

*	based on current customer billing address; does not consider the geo-targeted, or target audience, location of the campaign
**	comprised of property and equipment, net; goodwill; and intangible assets, net

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors. Please refer to our “Forward-Looking Statements” section on page 36.

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

Executive Summary

Our revenue for the three months ended June 30, 2015 grew approximately 14%, to $29.8 million, when compared with the same period in 2014. This growth was primarily driven by two factors: continued growth of international revenue from our online products and further adoption of our new IT Deal AlertTM offerings. Both of these factors remain key areas of focus for our management team, and we believe they may contribute to our continued revenue growth. IT Deal Alert is a suite of services that leverages our proprietary audience activity data to enable us to identify purchase intent among our audience of IT professionals. At the same time, our international business is benefitting from the continued shift in adoption of online tools from traditional print sources by IT professionals in markets outside of North America. The foreign currency issues that affected our customers’ behavior in Q1 have stabilized. While the situation is still challenging for our largest customers, there is less volatility, which is better for us.

Business Trends

The following discussion highlights key trends affecting our business.

•

Macro-economic Conditions and Industry Trends. Because most of our customers are IT vendors, the success of our business is intrinsically linked to the health, and subject to the market conditions, of the IT industry. In the three months ended June 30, 2015, we did not see any meaningful improvement in the IT market and many of our customers continue to be revenue-challenged. This fact, coupled with caution on the part of our largest clients because of foreign currency concerns, has continued to put pressure on marketing budgets. Our growth continues to be driven in large part by the return on the investments we made in our direct international operations during the downturn as well as our data analytics suite of products, IT Deal Alert, which continues to drive market share gains for us. While we will continue to invest in these growth areas, management will continue to carefully control discretionary spending such as travel and entertainment, and the filling of new and replacement positions, in an effort to maintain profit margins and cash flow.

•	Customer Demographics. While currency concerns appear to have stabilized a bit, our large multi-national customers, who have a significant amount of their revenue outside the US, continue to be cautious. In the three months ended June 30, 2015, online revenues from our top 12 global customers, which have the most international exposure, increased by approximately 13% compared to the same period a year ago. Online revenues from our mid-sized customers (our next largest 100 customers, who have less exposure internationally) increased by approximately 19% year over year. Revenues attributable to our smaller customers, which tend to be venture capital-backed start-ups that primarily operate in North America, increased by approximately 30% over the prior year period. All three customer segments continued to report a challenging environment, and this translated into our customers remaining cautious with their marketing expenditures.

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

The majority of our revenue is derived from the delivery of our online offerings. Online revenue represented 93% and 90% of total revenues for the three months ended June 30, 2015 and 2014, respectively, and 95% and 93% of total revenues for the six months ended June 30, 2015 and 2014, respectively. In the three months ended June 30, 2015, lead generation and branding remained our primary sources of revenue, while project opportunity information, driven by growth in our IT Deal Alert products, contributed approximately 21% of online revenue as compared with approximately 17% for the same period in 2014.

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

•	IT Deal Alert: Qualified Sales Opportunities is a product that profiles specific in-progress purchase projects, including information on scope and purchase considerations.

•	IT Deal Alert: Priority Engine™ (formerly called Account Watch) is a subscription service powered by our Activity Intelligence platform, which integrates with salesforce.com. The service delivers information to allow marketers and sales personnel to identify accounts actively researching new technology purchases, and to reach active prospects within those organizations that are relevant to the purchase. We sell this service in approximately 80 technology-specific segments.

•	IT Deal Alert: Deal Data™ is a customized solution aimed at sales intelligence and data scientist functions within our customers that makes our Activity Intelligence data directly consumable by the customer’s internal applications. Deal Data was introduced in the first quarter of 2015 and did not represent a significant percentage of our revenue in the first or second quarter of 2015.

Events

Events revenue represented 7% and 10% of total revenues for the three months ended June 30, 2015 and 2014, respectively, and 5% and 7% of total revenues for the six months ended June 30, 2015 and 2014, respectively. Most of our media groups operate revenue-generating events. The majority of our events are free to IT professionals and are sponsored by IT vendors. Attendees are pre-screened based on event-specific criteria such as sector-specific budget size, company size, or job title. We offer three types of events: multi-day conferences, single-day seminars and custom events. Multi-day conferences provide independent content provided by our professionals to our attendees and allow vendors to purchase exhibit space and other sponsorship offerings that enable interaction with the attendees. We also hold single-day seminars on various topics in major cities. These seminars provide independent content provided by our professionals on key sub-topics in the sectors we serve, are free to qualified attendees, and offer multiple vendors the ability to interact with specific, targeted audiences actively focused on buying decisions. Our custom events differ from our seminars in that they are exclusively sponsored by a single IT vendor and the content is driven primarily by the sole sponsor.

Our key strategic initiatives include:

Geographic – During the quarter ended June 30, 2015, approximately 33% of our online revenues were derived from international geo-targeted campaigns (“international”), where our target audience is outside North America. International online revenue (which also includes international IT Deal Alert revenue of $1.2 million as discussed below) increased by approximately 23% in the three months ended June 30, 2015 as compared to the same period a year ago. We continue to execute very well internationally as we continue to deepen our relatively new relationships with our customers in the United Kingdom, France, Germany, Australia, Singapore, China and Latin America. Although currency issues seemed to stabilize during the quarter, which caused less volatility to our customers’ marketing budgets, our largest customers continue to be cautious.

Product – IT Deal Alert revenues were approximately $5.8 million in the quarter ended June 30, 2015, up from approximately $4.1 million in the same period in 2014. This includes international IT Deal Alert revenue of $1.2 million, which is also included in international revenues discussed above. In the second quarter of 2015, we had over 260 active customers utilizing our IT Deal Alert service; this is up from 230 customers in the first quarter of 2015. We expect IT Deal Alert to continue to be a meaningful growth driver through 2015.

Revenue changes for the three and six months ended June 30, 2015 as compared to the same periods in 2014 were as follows:

	Three months ended June 30,		Growth rate	Six months ended June 30,		Growth rate
	2015	2014		2015	2014
	($’s in thousands)			($’s in thousands)

Total Online	$27,736	$23,652	17%	$50,784	$45,732	11%

Total Online by Geographic Area:
North America:
North America Core Online	13,982	12,802	9%	25,562	25,289	1%
North America IT Deal Alert	4,552	3,388	34%	9,075	6,465	40%

Total North America Online	18,534	16,190	14%	34,637	31,754	9%

International:
International Core Online	7,981	6,771	18%	14,358	12,950	11%
International IT Deal Alert	1,221	691	77%	1,789	1,028	74%

Total International Online	9,202	7,462	23%	16,147	13,978	16%

Total Online by Product:
Core Online:
North America Core Online	13,982	12,802	9%	25,562	25,289	1%
International Core Online	7,981	6,771	18%	14,358	12,950	11%

Total Core Online	21,963	19,573	12%	39,920	38,239	4%

IT Deal Alert:
North America IT Deal Alert	4,552	3,388	34%	9,075	6,465	40%
International IT Deal Alert	1,221	691	77%	1,789	1,028	74%

Total IT Deal Alert	5,773	4,079	42%	10,864	7,493	45%

Total Events	$2,021	$2,496	-19%	$2,631	$3,393	-22%

Total Revenues	$29,757	$26,148	14%	$53,415	$49,125	9%

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

Cost of Online Revenues. Cost of online revenues consist primarily of: salaries and related personnel costs; member acquisition expenses (primarily keyword purchases from leading Internet search sites); freelance writer expenses; website hosting costs; vendor expenses associated with the delivery of webcast, podcast, videocast and similar content, and list rental offerings; stock-based compensation expenses; facility expenses and other related overhead.

Cost of Events Revenues. Cost of events revenues consist primarily of: direct expenses, including site, food and beverages for the event attendees and event speaker expenses; salaries and related personnel costs; travel-related expenses; stock-based compensation expenses; facilities expenses and other related overhead.

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

Interest and Other Income (Expense), Net. Interest income (expense), net consists primarily of interest income earned on cash, cash equivalents and short- and long-term investments less any interest expense incurred. We historically have invested our cash in money market accounts, municipal bonds and government agency bonds. Other income (expense), net consists of non-operating gains or losses, primarily related to foreign currency exchange.

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

Revenue Recognition

We generate substantially all of our revenue from the sale of targeted advertising campaigns, which we deliver via our network of websites, data analytics solutions and events. In all cases, we recognize revenue only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

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

Online Offerings

Core Online

Lead Generation. As part of our lead generation campaign offerings, we may guarantee a minimum number of qualified leads to be delivered over the course of the advertising campaign. We determine the content necessary to achieve performance guarantees. Scheduled end dates of advertising campaigns sometimes need to be extended, pursuant to the terms of the arrangement, to satisfy lead guarantee obligations. We estimate a revenue reserve necessary to adjust revenue recognition for extended advertising campaigns. These estimates are based on our experience in managing and fulfilling these offerings. The customer generally has cancellation privileges which normally require advance notice by the customer and require proportional payment by the customer for the portion of the campaign that has been provided. Additionally, we offer sales incentives to certain customers, primarily in the form of volume rebates, which are classified as a reduction of revenues and are calculated based on the terms of the specific customer’s contract. We accrue for these sales incentives based on contractual terms and historical experience. We recognize revenue from cost per lead advertising during the period in which leads are delivered to our customers and from duration-based campaigns over the duration of the campaign, which is typically less than six months.

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

Long-Lived Assets

Our long-lived assets consist primarily of property and equipment, capitalized software, goodwill and other intangible assets. Goodwill and other intangible assets have arisen principally from our acquisitions. The amount assigned to intangible assets is subjective and based on our estimates of the future benefit of the intangible assets using accepted valuation techniques, such as discounted cash flow and replacement cost models. Our long-lived assets, other than goodwill, are amortized over their estimated useful lives, which we determine based on the consideration of several factors including the period of time the asset is expected to remain in service. Intangible assets are amortized over their estimated useful lives, which range from three to ten years, using methods of amortization that are expected to reflect the estimated pattern of economic use. Consistent with our determination that we have only one reporting segment, we have determined that there is only one reporting unit and test goodwill for impairment at the entity level. We evaluate the carrying value and remaining useful lives of long-lived assets, other than goodwill, whenever indicators of impairment are present. We evaluate the carrying value of goodwill annually using the two step process required by ASC 350, Intangibles – Goodwill and Other (“ASC 350”). The first step of the impairment test is to identify potential impairment by comparing the reporting unit’s fair value with its net book value (or carrying amount), including goodwill. The fair value is estimated based on a market value approach. If the fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is not performed. Whenever indicators of impairment are present, we would perform the second step and compare the implied fair value of the reporting unit’s goodwill, as defined by ASC 350, to its carrying value to determine the amount of the impairment loss, if any. As of December 31, 2014, the date of our last annual goodwill impairment review, there were no indications of impairment based on our step one analysis, and our estimated fair value exceeded our carrying value by a significant margin. There were no indications of impairment in our goodwill or intangible assets at June 30, 2015.

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, short- and long-term investments, accounts receivable, accounts payable and contingent consideration. Due to their short-term nature and liquidity, the carrying value of these instruments, with the exception of contingent consideration, approximates their estimated fair values. The fair value of contingent consideration was estimated using a discounted cash flow method.

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

The allowance for doubtful accounts was $1.3 million at June 30, 2015 and $1.0 million at December 31, 2014.

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

Internal-Use Software and Website Development Costs

We capitalize costs of materials, consultants and compensation and related expenses of employees who devote time to the development of internal-use software and website applications and infrastructure involving developing software to operate our websites. However, we expense as incurred website development costs for new features and functionalities since it is not probable that they will result in additional functionality until they are both developed and tested with confirmation that they are more effective than the current set of features and functionalities on our websites. Our judgment is required in determining the point at which various projects enter the state at which costs may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized, which is generally three years. To the extent that we change the manner in which we develop and test new features and functionalities related to our websites, assess the ongoing value of capitalized assets or determine the estimated useful lives over which the costs are amortized, the amount of website development costs we capitalize and amortize in future periods would be impacted. We review capitalized internal-use software and website development costs for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We would recognize an impairment loss only if the carrying amount of the asset is not recoverable and exceeds its fair value. We capitalized internal-use software and website development costs of $0.7 million for each of the three months ended June 30, 2015 and 2014, and $1.5 million and $1.7 million for the six months ended June 30, 2015 and 2014, respectively.

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

Net Income (Loss) Per Share

We calculate basic earnings per share (“EPS”) by dividing earnings available to common shareholders for the period by the weighted average number of common shares and vested, undelivered restricted stock awards outstanding during the period. Because the holders of unvested restricted stock awards do not have nonforfeitable rights to dividends or dividend equivalents, we do not consider these awards to be participating securities that should be included in our computation of earnings per share under the two-class method. Diluted EPS is computed using the weighted-average number of common shares and vested, undelivered restricted stock awards outstanding during the period, plus the dilutive effect of potential future issuances of common stock relating to stock option programs and other potentially dilutive securities using the treasury stock method. In calculating diluted EPS, the dilutive effect of stock options and restricted stock awards is computed using the average market price for the respective period. In addition, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense and assumed tax benefit of stock options and restricted stock awards that are in-the-money. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of stock options and restricted stock awards.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	($ in thousands)
Revenues:
Online	$27,736	93%	$23,652	90%	$50,784	95%	$45,732	93%
Events	2,021	7	2,496	10	2,631	5	3,393	7

Total revenues	29,757	100	26,148	100	53,415	100	49,125	100
Cost of revenues:
Online	6,719	23	6,149	24	13,248	25	12,239	25
Events	877	3	979	3	1,332	2	1,526	3

Total cost of revenues	7,596	26	7,128	27	14,580	27	13,765	28

Gross profit	22,161	74	19,020	73	38,835	73	35,360	72

Operating expenses:
Selling and marketing	10,958	37	10,007	38	21,299	40	19,753	40
Product development	2,032	7	1,742	7	3,808	7	3,347	7
General and administrative	3,591	12	3,884	14	6,611	12	7,236	14
Depreciation	1,016	3	1,012	4	2,024	4	2,001	4
Amortization of intangible assets	344	1	454	2	717	1	905	2

Total operating expenses	17,941	60	17,099	65	34,459	65	33,242	67

Operating income	4,220	14	1,921	8	4,376	8	2,118	5
Interest income, net	250	1	99	*	87	*	109	*

Income before provision for income taxes	4,470	15	2,020	8	4,463	8	2,227	5
Provision for income taxes	1,641	6	717	3	1,287	2	789	2

Net income	$2,829	10%	$1,303	5%	$3,176	6%	$1,438	3%

*	Not meaningful

Comparison of Three Months Ended June 30, 2015 and 2014

Revenues

	Three Months Ended June 30,
	2015	2014	Increase (Decrease)	Percent Change
	($ in thousands)
Revenues:
Online	$27,736	$23,652	$4,084	17%
Events	2,021	2,496	(475)	(19)

Total revenues	$29,757	$26,148	$3,609	14%

Online. The increase in online revenues in the second quarter of 2015 was primarily attributable to a $1.7 million increase in revenues from new product offerings, primarily IT Deal Alert, increases in lead generation and branding offerings, and continued international expansion, each as compared to the same quarter in the prior year.

Events. The decrease in events revenues in the second quarter of 2015 is primarily due to a reduction in the number of seminars that we conducted as compared to the same quarter in the prior year.

Cost of Revenues and Gross Profit

	Three Months Ended June 30,
	2015	2014	Increase (Decrease)	Percent Change
	($ in thousands)
Cost of revenues:
Online	$6,719	$6,149	$570	9%
Events	877	979	(102)	(10)

Total cost of revenues	$7,596	$7,128	$468	7%

Gross profit	$22,161	$19,020	$3,141	17%

Gross profit percentage	74%	73%

Cost of Online Revenues. The increase in cost of online revenues in the second quarter of 2015 was primarily attributable to additional costs related to new product offerings as compared to the same quarter in the prior year.

Cost of Events Revenues. The decrease in cost of events revenues in the second quarter of 2015 was primarily due to decreases in variable direct and employee-related costs as a result of the decrease in the number of events that we conducted as compared to the same quarter in the prior year.

Gross Profit. Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. Gross profit for the second quarter of 2015 was 74% as compared to 73% in the second quarter of 2014. Online gross profit increased by $3.5 million, primarily attributable to the increase in online revenues as compared to the same period a year ago, along with our ability to support this revenue growth with our fixed cost base. Events gross profit decreased by $0.4 million, primarily as a result of the lower events revenues as compared to the same period in the prior year. Because the majority of our costs are labor-related, we expect our gross profit to fluctuate from period to period based on changes in the total revenues for the period. The relative contribution of online and events revenues to our total revenues will also cause fluctuation in our gross profit from period to period.

Operating Expenses and Other

	Three Months Ended June 30,
	2015	2014	Increase (Decrease)	Percent Change
	($ in thousands)
Operating expenses:
Selling and marketing	$10,958	$10,007	$951	10%
Product development	2,032	1,742	290	17
General and administrative	3,591	3,884	(293)	(8)
Depreciation	1,016	1,012	4	*
Amortization of intangible assets	344	454	(110)	(24)

Total operating expenses	$17,941	$17,099	$842	5%

Interest and other income, net	$250	$99	$151	153%

Provision for income taxes	$1,641	$717	$924	129%

Selling and Marketing. Selling and marketing expenses increased for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 primarily due to increased investment in product innovation as well as increased costs due to international expansion.

Product Development. The increase in product development expense for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 was primarily caused by a reduction in the amount of these costs that were capitalized year over year as some resources were allocated to non-capitalized projects due to our priorities, including product development efforts toward new products.

General and Administrative. The decrease in general and administrative expense for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 was primarily caused by fees related to a secondary public offering in the second quarter of 2014, offset in part by increased corporate taxes and compensation-related expenses.

Depreciation and Amortization of Intangible Assets. Depreciation expense was relatively flat year over year. The decrease in amortization of intangible assets expense was attributable to certain intangible assets becoming fully amortized during 2014.

Interest and Other Income, Net. The increase in interest and other income, net, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 is primarily due to the favorable effect of foreign currency exchange rates in countries where we record accounts receivable and accounts payable in the normal course of business. Other income in the second quarter of 2015 was $0.2 million compared to $0.1 million in the second quarter of 2014. Interest income (expense) was relatively flat year over year.

Provision for Income Taxes. Our effective income tax rate before discrete items was 40.9% and 43.9% for the three months ended June 30, 2015 and 2014, respectively. The lower rate in 2015 as compared to 2014 is primarily due to the impact of non-deductible expenses. We recognized income tax benefits for discrete items of $87,000 and $0.4 million during the three months ended June 30, 2015 and 2014, respectively. Our effective income tax rate is based upon the estimated annual effective tax rate in compliance with ASC 740, Income Taxes, and other related guidance. We update the estimate of our annual effective tax rate at the end of each quarterly period. Our estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and interpretations of tax laws.

Reclassifications. Beginning in the third quarter of 2014, we changed the presentation of transactional gains and losses arising from the impact of currency exchange rate fluctuations on transactions in foreign currency that is different from the local functional currency in order to better reflect the non-operating nature of these gains and losses, and are now including them in Other Income (Expense) on the Consolidated Statements of Operations and Comprehensive Income. Previously, these gains and losses were included in our operating expenses as General and Administrative expense. Amounts in the prior periods’ consolidated financial statements have been reclassified to conform to the current presentation. In the second quarter and first half of 2014, this resulted in an increase to Other Income and an increase in General and Administrative expense equal to $110,000 and $130,000, respectively.

Comparison of Six Months Ended June 30, 2015 and 2014

Revenues

	Six Months Ended June 30,
	2015	2014	Increase (Decrease)	Percent Change
	($ in thousands)
Revenues:
Online	$50,784	$45,732	$5,052	11%
Events	2,631	3,393	(762)	(22)

Total revenues	$53,415	$49,125	$4,290	9%

Online. The increase in online revenues in the six months ended June 30, 2015 was primarily attributable to a $3.4 million increase in revenues from new product offerings, primarily IT Deal Alert, increases in lead generation and branding offerings, and continued international expansion, each as compared to the same period in the prior year.

Events. The decrease in events revenues in the six months ended June 30, 2015 is primarily due to a reduction in the number of custom events and, to a lesser extent, seminars that we conducted as compared to the same period in the prior year.

Cost of Revenues and Gross Profit

	Six Months Ended June 30,
	2015	2014	Increase (Decrease)	Percent Change
	($ in thousands)
Cost of revenues:
Online	$13,248	$12,239	$1,009	8%
Events	1,332	1,526	(194)	(13)

Total cost of revenues	$14,580	$13,765	$815	6%

Gross profit	$38,835	$35,360	$3,475	10%

Gross profit percentage	73%	72%

Cost of Online Revenues. The increase in cost of online revenues in the six months ended June 30, 2015 was primarily attributable to additional costs related to sales of new product offerings as compared to the same period in the prior year.

Cost of Events Revenues. The decrease in cost of events revenues in the six months ended June 30, 2015 was primarily due to decreases in variable direct and employee-related costs as a result of the decrease in the number of events that we conducted as compared to the same period in the prior year.

Gross Profit. Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. Gross profit for the first half of 2015 was 73% as compared to 72% in the first half of 2014. Online gross profit increased by $4.0 million, primarily attributable to the increase in online revenues as compared to the same period a year ago, along with our ability to support this revenue growth with our fixed cost base. Events gross profit decreased by $0.6 million, primarily as a result of the lower events revenues as compared to the same period in the prior year. Because the majority of our costs are fixed, we expect our gross profit to fluctuate from period to period based on changes in the total revenues for the period. The relative contribution of online and events revenues to our total revenues will also cause fluctuation in our gross profit from period to period.

Operating Expenses and Other

	Six Months Ended June 30,
	2015	2014	Increase (Decrease)	Percent Change
	($ in thousands)
Operating expenses:
Selling and marketing	$21,299	$19,753	$1,546	8%
Product development	3,808	3,347	461	14
General and administrative	6,611	7,236	(625)	(9)
Depreciation	2,024	2,001	23	1
Amortization of intangible assets	717	905	(188)	(21)

Total operating expenses	$34,459	$33,242	$1,217	4%

Interest and other income, net	$87	$109	$(22)	(20)%

Provision for income taxes	$1,287	$789	$498	63%

Selling and Marketing. Selling and marketing expenses increased year over year, primarily due to increased investment in product innovation as well as variable compensation-related expenses caused by the increase in revenues and increased costs due to international expansion.

Product Development. The increase in product development expense for the six months ended June 30, 2015 as compared to the same period in the prior year was primarily caused by a reduction in the amount of these costs that were capitalized year over year as some resources were allocated to non-capitalized projects due to our priorities, including product development efforts toward new products.

General and Administrative. The decrease in general and administrative expense for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 was primarily caused by fees related to a secondary public offering in the second quarter of 2014, as well as decreased legal fees, offset in part by increased corporate taxes and compensation-related expenses.

Depreciation and Amortization of Intangible Assets. Depreciation expense was relatively flat year over year. The decrease in amortization of intangible assets expense was attributable to certain intangible assets becoming fully amortized during 2014.

Interest and Other Income, Net. The decrease in interest and other income, net, for the six months ended June 30, 2015 as compared to the same period in the prior year is primarily due to the unfavorable effect of foreign currency exchange rates in countries where we record accounts receivable and accounts payable in the normal course of business during the first half of the year. Other income in the first half of 2015 was $66,000 compared to $0.1 million in 2014. Interest income (expense) was relatively flat year over year.

Provision for Income Taxes. Our effective income tax rate before discrete items was 40.9% and 43.6% for the six months ended June 30, 2015 and 2014, respectively. The lower rate in 2015 as compared to 2014 is primarily due to the impact of non-deductible expenses. We recognized income tax benefits for discrete items of $0.9 million and $0.4 million during the six months ended June 30, 2015 and 2014, respectively. Our effective income tax rate is based upon the estimated annual effective tax rate in compliance with ASC 740, Income Taxes, and other related guidance. We update the estimate of our annual effective tax rate at the end of each quarterly period. Our estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and interpretations of tax laws.

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

Liquidity and Capital Resources

Resources

As of June 30, 2015, we had $40.9 million of working capital, and our cash and cash equivalents totaled $19.2 million. Our cash, cash equivalents and investments decreased $0.9 million during the first half of 2015 as compared to the first half of 2014, primarily from cash used by our investing activities, offset in part by cash provided by our operating activities and our financing activities. We believe that our existing cash, cash equivalents, and investments, our cash flow from operating activities and available bank borrowings will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion internationally, possible repurchases of our common stock under our stock repurchase program, future acquisitions we might undertake, and the expansion into complementary businesses. To the extent that our cash and cash equivalents, investments and cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more additional acquisitions of businesses.

	June 30, 2015	December 31, 2014
	($ in thousands)

Cash, cash equivalents and investments	$37,282	$38,183

Accounts receivable, net	$28,902	$23,200

Cash, Cash Equivalents and Investments

Our cash, cash equivalents and investments at June 30, 2015 were held for working capital purposes and were invested primarily in money market accounts, municipal bonds and government agency bonds. We do not enter into investments for trading or speculative purposes.

Accounts Receivable, Net

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our service delivery and billing activity, cash collections, and changes to our allowance for doubtful accounts. We use days sales outstanding (“DSO”) as one measurement of the quality and status of our receivables. We define DSO as net accounts receivable at quarter end divided by total revenue for the applicable period, multiplied by the number of days in the applicable period. DSO was 88 days for the quarter ended June 30, 2015 and 70 days at December 31, 2014. The increase in DSO is primarily due to the timing of payments from customers.

Cash Flows

	Six Months Ended June 30,
	2015	2014
	($ in thousands)
Net cash provided by operating activities	$972	$8,238

Net cash used in investing activities	$(1,229)	$(2,220)

Net cash provided by financing activities	$170	$2,216

Operating Activities

Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, the provision for bad debt, stock-based compensation, deferred income taxes, and the effect of changes in working capital and other activities. Cash provided by operating activities for the six months ended June 30, 2015 was $1.0 million compared to cash provided by operating activities of $8.2 million in the six months ended June 30, 2014.

The decrease in cash provided by operating activities in the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 is primarily a result of changes in operating assets and liabilities of $(6.1) million in the first half of 2015 compared to $1.3 million in the first half of 2014. Significant components of the changes in assets and liabilities in the first half of 2015 included an increase in accounts receivable of $6.1 million, as evidenced by the increase in DSO during the period, a $1.8 million decrease in income taxes payable, and a $0.8 million decrease in accrued compensation, primarily resulting from annual bonuses from 2014 that were paid in the first quarter of 2015. These changes were offset in part by an increase in deferred revenue of $2.6 million. Additionally, tax benefits relating to excess stock-based compensation deductions are presented as financing cash flows. Cash outflows from tax benefits related to stock-based compensation deductions were $2.0 million and $0.5 million in the six months ended June 30, 2015 and 2014, respectively.

Investing Activities

Cash used in investing activities in the six months ended June 30, 2015 was $1.2 million; $1.9 million relates to the purchase of property and equipment, made up primarily of website development costs, computer equipment and related software and internal-use development costs, offset in part by $0.7 million related to the conversion of long-term investments into cash equivalents. Cash used in investing activities in the six months ended June 30, 2014 was $2.1 million for the purchase of property and equipment, made up primarily of website development costs, computer equipment and related software and internal-use development costs, and $0.1 million related to the conversion of cash equivalents into long-term investments.

Financing Activities

We received proceeds from the exercise of stock options in the amounts of $2.0 million and $1.8 million in the six months ended June 30, 2015 and 2014, respectively. Additionally, tax benefits relating to excess stock-based compensation deductions are presented as financing cash flows. Cash inflows from tax benefits related to stock-based compensation deductions were $2.0 million and $0.5 million in the six months ended June 30, 2015 and 2014, respectively. These inflows were offset in part by $3.8 million used for the repurchase of shares under our stock repurchase program in the first half of 2015.

Stock Repurchase Program

In August 2014, we announced that our Board of Directors authorized a $20 million stock repurchase program (the “Repurchase Program”). Under the Repurchase Program, we are authorized to repurchase our common stock from time to time on the open market or in privately negotiated transactions. In May 2015, the Board of Directors amended the program to authorize an additional $10 million to be used for such purchases. We have elected to implement a Rule 10b5-1 trading plan, which permits shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The timing and amount of any repurchases that are not made pursuant to the Rule 10b5-1 trading plan will be determined based on an evaluation of market conditions and other factors. The Repurchase Program may be suspended or discontinued at any time. During the six months ended June 30, 2015, we repurchased 410,439 shares of common stock for $3.8 million pursuant to the Repurchase Program. During the year ended December 31, 2014 we repurchased 1,551,224 shares of common stock for approximately $15.0 million pursuant to the Repurchase Program.

Accrued Stock-Based Compensation

We had approximately $1.4 million included in accrued compensation expenses on our Consolidated Balance Sheet as of December 31, 2014 for stock-based compensation related to restricted stock awards that had been earned as of that date but were not granted until the first quarter of 2015, at which time the value of the awards was reclassified from accrued compensation to additional paid-in capital. This non-cash compensation expense was recorded as part of stock-based compensation expense in our Consolidated Statement of Comprehensive Income (Loss) for the year ended December 31, 2014. There were no such accruals as of June 30, 2015.

Term Loan and Credit Facility Borrowings

We currently have a discretionary $5.0 million demand revolving line available to us; no borrowings have been made against this line as of June 30, 2015.

Capital Expenditures

We have made capital expenditures primarily for computer equipment and related software needed to host our websites, internal-use software development costs, as well as for leasehold improvements and other general purposes to support our growth. Our capital expenditures totaled $1.9 million and $2.1 million for the six months ended June 30, 2015 and 2014, respectively. A majority of our capital expenditures in the first half of 2015 were internal-use development costs and, to a lesser extent, computer equipment and related software. We are not currently party to any purchase contracts related to future capital expenditures.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.

Forward Looking Statements

Certain information included in this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or referenced in this Quarterly Report on Form 10-Q that address activities, events or developments which we expect will or may occur in the future are forward-looking statements, including statements regarding the intent, belief or current expectations of the Company and members of our management team. The words “will,” “believe,” “intend,” “expect,” “anticipate,” “project,” “estimate,” “predict” and similar expressions are also intended to identify forward-looking statements. Such statements may include those regarding guidance on our future financial results and other projections or measures of our future performance; our expectations concerning market opportunities and our ability to capitalize on them; and the amount and timing of the benefits expected from acquisitions, new products or services and other potential sources of additional revenue. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. These statements speak only as of the date of this Quarterly Report on Form 10-Q and are based on our current plans and expectations, and they involve risks and uncertainties that could cause actual future events or results to be different than those described in or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those relating to: market acceptance of our products and services, including continued increased sales of our IT Deal Alert offerings and continued increased international growth; relationships with customers, strategic partners and employees; difficulties in integrating acquired businesses; changes in economic or regulatory conditions or other trends affecting the Internet, Internet advertising and information technology industries; and other matters included in our filings with the Securities and Exchange Commission, including those detailed under Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2014. Actual results may differ materially from those contemplated by the forward-looking statements. We undertake no obligation to update our forward-looking statements to reflect future events or circumstances.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

We currently have subsidiaries in the United Kingdom, Hong Kong, Australia, Singapore, Germany and France. Additionally, we have a wholly foreign-owned enterprise formed under the laws of the People’s Republic of China (“PRC”), and a variable interest entity in Beijing, PRC. Approximately 22% of our revenues for the three months ended June 30, 2015 were derived from customers with billing addresses outside of North America and our foreign exchange gains/losses were not significant. We currently believe our exposure to foreign currency exchange rate fluctuations is financially immaterial and therefore have not entered into foreign currency hedging transactions. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in the future. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Our continued international expansion increases our exposure to exchange rate fluctuations and as a result such fluctuations could have a significant impact on our future results of operations.

Interest Rate Risk

At June 30, 2015, we had cash, cash equivalents and investments totaling $37.3 million. These amounts were invested primarily in money market accounts, municipal bonds and government agency bonds. The cash, cash equivalents and investments were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

Our exposure to market risk also relates to the amount of interest expense we would have to pay if we were to utilize our Amended and Restated Credit Agreement. The advances under this credit facility bear a variable rate of interest determined as a function of the lender’s prime rate or LIBOR. At June 30, 2015, there were no amounts outstanding under our revolving credit facility.

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

As of June 30, 2015, management, under the supervision of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2015.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened litigation against us that could have a material adverse effect on our business, operating results or financial condition. On January 6, 2012, we filed Petitions under Formal Procedure with the Massachusetts Appellate Tax Board (the “ATB”) in connection with the classification of our wholly-owned subsidiary, TechTarget Securities Corporation, and assessments made by the Massachusetts Department of Revenue (“MA DOR”), as described in Note 9 in the accompanying consolidated financial statements. A trial took place in April 2014, and in May 2015 the ATB ruled in favor of the MA DOR. Concurrently, we received an amnesty offer with respect to the tax years in dispute. During the second quarter of 2015, we accepted the amnesty offer and paid all amounts due relating to the years in dispute.

Item 1A.	Risk Factors

Our business is subject to a number of risks, including those identified in Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of June 30, 2015, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014. We may disclose changes to any risk factors presented or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities

None.

(b)	Use of Proceeds from Registered Securities

None.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases by the Company during the quarter ended June 30, 2015 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased	Average Price Paid Per Share *	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2015 – April 30, 2015	—	$—	—	$15,064,191
May 1, 2015 –May 31, 2015	183,014	$9.42	183,014	$13,339,754
June 1, 2015 – June 30, 2015	227,425	$9.06	227,425	$11,278,511

Total (2)	410,439	$9.22	410,439	$11,278,511

(1)	On August 5, 2014, the Board of Directors announced the approval of a Stock Repurchase Program (the “Repurchase Program”), which authorized the Company to purchase up to $20 million of shares of its common stock from time to time on the open market or in privately negotiated transactions. In May 2015, the Board of Directors approved an additional $10 million of shares that may be purchased.
(2)	All shares were repurchased under the Repurchase Program.
*	Price excludes commission of approximately $0.02 per share.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECHTARGET, INC. (Registrant)

Date: August 7, 2015	By:	/s/ GREG STRAKOSCH

Greg Strakosch, Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2015	By:	/s/ JANICE KELLIHER

Janice Kelliher, Chief Financial Officer and Treasurer
(Principal Accounting and Financial Officer)

Exhibit Index

Exhibit No.	Description of Exhibit

10.1	Amended and Restated Credit Facility Agreement between the Registrant and Citizens Bank, National Association, dated June 23, 2015.

10.2	Revolving Promissory Note between the Registrant and Citizens Bank, National Association, dated June 23, 2015.

31.1	Certification of Greg Strakosch, Chief Executive Officer of TechTarget, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, dated August 7, 2015.

31.2	Certification of Janice Kelliher, Chief Financial Officer and Treasurer of TechTarget, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, dated August 7, 2015.

32.1	Certifications of Greg Strakosch, Chief Executive Officer of TechTarget, Inc. and Janice Kelliher, Chief Financial Officer and Treasurer of TechTarget, Inc. pursuant to 18 U.S.C. Section 1350, dated August 7, 2015.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2015 and June 30, 2014, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and June 30, 2014 and (iv) Notes to Consolidated Financial Statements.