Form 10-Q
period 2015-09-30
TechTarget Inc
filed 2015-11-09
CIK 1293282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had 32,311,623 shares of Common Stock, $0.001 par value per share, outstanding as of October 30, 2015.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TECHTARGET, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,894	$19,275
Short-term investments	5,620	5,480
Accounts receivable, net of allowance for doubtful accounts of $1,507 and $1,014 as of September 30, 2015 and December 31, 2014, respectively	29,094	23,200
Prepaid expenses and other current assets	7,341	2,842
Deferred tax assets	2,605	2,674

Total current assets	59,554	53,471
Property and equipment, net	8,917	9,215
Long-term investments	12,719	13,428
Goodwill	93,787	93,979
Intangible assets, net of accumulated amortization	1,817	2,995
Deferred tax assets	2,473	3,230
Other assets	1,100	1,166

Total assets	$180,367	$177,484

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,791	$2,733
Accrued expenses and other current liabilities	2,640	2,719
Accrued compensation expenses	667	3,043
Contingent consideration	1,268	—
Income taxes payable	362	1,088
Deferred revenue	8,938	6,940

Total current liabilities	15,666	16,523
Long-term liabilities:
Deferred rent	2,340	2,598
Deferred tax liabilities	484	473
Contingent consideration	—	1,114
Other liabilities	—	930

Total liabilities	18,490	21,638
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 50,821,143 shares issued and 32,612,666 shares outstanding at September 30, 2015 and 49,587,137 shares issued and 32,371,251 shares outstanding at December 31, 2014	51	50
Treasury stock, 18,208,477 and 17,215,886 shares at September 30, 2015 and December 31, 2014, respectively, at cost	(107,990)	(98,851)
Additional paid-in capital	290,847	280,702
Accumulated other comprehensive loss	(280)	(87)
Accumulated deficit	(20,751)	(25,968)

Total stockholders’ equity	161,877	155,846

Total liabilities and stockholders’ equity	$180,367	$177,484

See accompanying notes.

TECHTARGET, INC.

Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)
Revenues:
Online	$27,066	$24,218	$77,850	$69,950
Events	1,941	2,214	4,572	5,607

Total revenues	29,007	26,432	82,422	75,557
Cost of revenues:
Online(1)	6,802	5,949	20,050	18,188
Events(1)	710	805	2,042	2,331

Total cost of revenues	7,512	6,754	22,092	20,519

Gross profit	21,495	19,678	60,330	55,038
Operating expenses:
Selling and marketing(1)	11,526	10,964	32,825	30,717
Product development(1)	1,915	1,854	5,723	5,201
General and administrative(1)	3,265	3,628	9,876	10,864
Depreciation	999	1,024	3,023	3,025
Amortization of intangible assets	337	451	1,054	1,356

Total operating expenses	18,042	17,921	52,501	51,163

Operating income	3,453	1,757	7,829	3,875
Interest and other (expense), net	(209)	(230)	(122)	(121)

Income before provision for income taxes	3,244	1,527	7,707	3,754
Provision for income taxes	1,203	589	2,490	1,378

Net income	$2,041	$938	$5,217	$2,376

Net income per common share:
Basic	$0.06	$0.03	$0.16	$0.07

Diluted	$0.06	$0.03	$0.15	$0.07

Weighted average common shares outstanding:
Basic	32,790	33,145	33,065	32,907

Diluted	34,221	34,663	34,707	34,184

Other comprehensive loss:
Unrealized gain (loss) on investments (net of tax effect of $7, $(2), $16 and $(4), respectively)	$13	$(4)	$28	$(7)
Unrealized loss on foreign currency translation	(65)	(181)	(221)	(156)

Other comprehensive loss	(52)	(185)	(193)	(163)

Total comprehensive income	$1,989	$753	$5,024	$2,213

(1) Amounts include stock-based compensation expense as follows:

Cost of online revenues	$27	$32	$57	$83
Cost of events revenues	—	—	—	8
Selling and marketing	1,106	905	2,445	2,145
Product development	37	34	74	92
General and administrative	858	651	2,215	1,890

See accompanying notes.

TECHTARGET, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2015	2014
	(Unaudited)
Operating activities:
Net income	$5,217	$2,376
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,077	4,381
Provision for bad debt	611	462
Amortization of investment premiums	179	242
Stock-based compensation expense	4,791	4,218
Deferred tax provision	5	—
Excess tax benefit – stock options	(1,996)	505
Other non-cash	—	32
Changes in operating assets and liabilities:
Accounts receivable	(6,526)	(1,870)
Prepaid expenses and other current assets	73	(1,558)
Other assets	56	(556)
Accounts payable	(938)	(186)
Income taxes payable	(1,395)	2,103
Accrued expenses and other current liabilities	(397)	(212)
Accrued compensation expenses	(980)	65
Deferred revenue	1,998	3,014
Other liabilities	(2,275)	(114)

Net cash provided by operating activities	2,500	12,902

Investing activities:
Purchases of property and equipment, and other capitalized assets	(2,731)	(3,017)
Purchases of investments	(5,222)	(8,430)
Sales of investments	5,657	9,900

Net cash used in investing activities	(2,296)	(1,547)

Financing activities:
Excess tax benefit—stock options	1,996	(505)
Purchase of treasury shares and related costs	(9,139)	(2,653)
Registration fees	(22)	—
Tender offer fees	—	(16)
Proceeds from exercise of stock options	2,592	2,210

Net cash used in financing activities	(4,573)	(964)

Effect of exchange rate changes on cash and cash equivalents	(12)	(51)
Net (decrease) increase in cash and cash equivalents	(4,381)	10,340
Cash and cash equivalents at beginning of period	19,275	15,412

Cash and cash equivalents at end of period	$14,894	$25,752

Supplemental disclosure of cash flow information:

Cash paid for taxes, net	$4,541	$(701)

See accompanying notes.

TECHTARGET, INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, KnowledgeStorm, Inc., Bitpipe, Inc., TechTarget Securities Corporation (“TSC”), TechTarget Limited, TechTarget (HK) Limited (“TTGT HK”), TechTarget (Beijing) Information Technology Consulting Co. Ltd. (“TTGT Consulting”), TechTarget (Australia) Pty Ltd., TechTarget (Singapore) Pte Ltd., E-Magine Médias SAS (“LeMagIT”) and TechTarget Germany GmbH. KnowledgeStorm, Inc. and Bitpipe, Inc. feature websites that provide in-depth vendor generated content targeted to corporate IT professionals. TSC is a Massachusetts corporation. TechTarget Limited is a subsidiary doing business principally in the United Kingdom. TTGT HK is a subsidiary incorporated in Hong Kong in order to facilitate the Company’s activities in the Asia-Pacific region. Additionally, through its wholly-owned subsidiaries, TTGT HK and TTGT Consulting, the Company effectively controls a variable interest entity (“VIE”), Keji Wangtuo Information Technology Co., Ltd., (“KWIT”), which was incorporated under the laws of the People’s Republic of China (“PRC”). TechTarget (Australia) Pty Ltd. and TechTarget (Singapore) Pte Ltd. are the entities through which the Company does business in Australia and Singapore, respectively; LeMagIT and TechTarget Germany GmbH, both wholly-owned subsidiaries of TechTarget Limited, are entities through which the Company does business in France and Germany, respectively.

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

The majority of the Company’s online media sales involve multiple product offerings, which are described in more detail below. Because neither vendor-specific objective evidence of fair value nor third party evidence of fair value exists for all elements in the Company’s bundled product offerings, the Company uses an estimated selling price which represents management’s best estimate of the stand-alone selling price for each deliverable in an arrangement. The Company establishes best estimates through consideration of multiple factors including, but not limited to, class of client, size of transaction, available media inventory, pricing strategies and market conditions. The Company believes that the use of the best estimate of selling price allows revenue recognition in a manner consistent with the underlying economics of the transaction. The Company uses the relative selling price method to allocate consideration at the inception of each arrangement to each deliverable in a multiple element arrangement. The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of the deliverable’s best estimated selling price. Revenue is then recognized as delivery occurs.

The Company evaluates all deliverables of an arrangement at inception and each time an item is delivered, to determine whether they represent separate units of accounting. Based on this evaluation, the arrangement consideration is measured and allocated to each of these elements.

Online Offerings

Core Online

Lead Generation. As part of its lead generation campaign offerings, the Company may guarantee a minimum number of qualified leads to be delivered over the course of the advertising campaign. The Company determines the content necessary to achieve performance guarantees. Scheduled end dates of advertising campaigns sometimes need to be extended, pursuant to the terms of the arrangement, to satisfy lead guarantees. The Company estimates a revenue reserve necessary to adjust revenue recognition for extended advertising campaigns. These estimates are based on the Company’s experience in managing and fulfilling these offerings. The customer generally has cancellation privileges which normally require advance notice by the customer and require proportional payment by the customer for the portion of the campaign provided by the Company. Additionally, the Company offers sales incentives to certain customers, primarily in the form of volume rebates, which are classified as a reduction of revenues and are calculated based on the terms of the specific customer’s contract. The Company accrues for these sales incentives based on contractual terms and historical experience. The Company recognizes revenue on contracts where pricing is based on cost per lead during the period in which leads are delivered to its customers and recognizes revenue on duration-based campaigns revenue ratably over the duration of the campaign, which is usually less than six months.

Branding. Branding consists mostly of banner revenue, which is recognized in the period in which the banner impressions, engagements or clicks occur.

Custom Content Creation. Custom content revenue is recognized when the creation is completed and delivered to the customer, with the exception of microsite revenue which is recognized over the period during which the microsites are live.

Content Sponsorships. Content sponsorship revenue is recognized ratably over the period in which the related content asset is available on the Company’s websites.

List Rentals. List rental revenue is recognized in the period in which the Company delivers the customer’s content to a list of the Company’s registered members.

Third Party Revenue Sharing Arrangements. Revenue from third party revenue sharing arrangements is recognized on a net basis in the period in which the services are performed. For certain third party agreements where the Company is the primary obligor, revenue is recognized on a gross basis in the period in which the services are performed.

IT Deal Alert™ This suite of products includes IT Deal Alert: Qualified Sales Opportunities™, which profiles specific in-progress purchase projects, IT Deal Alert: Priority Engine™ (formerly called Account Watch), which is a subscription service that integrates into salesforce.com and delivers those accounts who are actively researching new technology purchases and IT Deal Alert: Deal Data™, which is a customized solution aimed at sales intelligence and data scientist functions that makes the Company’s Activity Intelligence™ data directly consumable by the customer’s internal applications. Qualified Sales Opportunities revenue is recognized when the Qualified Sales Opportunity is delivered to the Company’s customer, Priority Engine revenue is recognized ratably over the duration of the service and Deal Data revenue is recognized upon delivery of the data to the Company’s customer.

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

Goodwill and indefinite-lived intangible assets are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life are amortized over their estimated useful lives, which range from three to ten years, using methods of amortization that are expected to reflect the estimated pattern of economic use, and are reviewed for impairment when events or changes in circumstances suggest that the assets may not be recoverable. Consistent with the Company’s determination that it has only one reporting segment, it has been determined that there is only one reporting unit and goodwill is tested for impairment at the entity level. The Company performs its annual test of impairment of goodwill as of December 31st of each year and whenever events or changes in circumstances suggest that the carrying amount may not be recoverable using the two step process required by ASC 350, Intangibles – Goodwill and Other (“ASC 350”). The first step of the impairment test is to identify potential impairment by comparing the reporting unit’s fair value with its net book value (or carrying amount), including goodwill. The fair value is estimated based on a market value approach. If the fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is not performed. Whenever indicators of impairment become present, the Company would perform the second step and compare the implied fair value of the reporting unit’s goodwill, as defined by ASC 350, to its carrying value to determine the amount of the impairment loss, if any. As of December 31, 2014, the date of the Company’s annual goodwill impairment review, there were no indications of impairment based on the step one analysis, and the Company’s estimated fair value exceeded its goodwill carrying value by a significant margin. There were no indications of impairment as of September 30, 2015.

Based on the aforementioned evaluation, the Company believes that, as of the balance sheet date presented, none of the Company’s goodwill or other long-lived assets were impaired. The Company did not have any intangible assets with indefinite lives as of September 30, 2015 or December 31, 2014.

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

Internal-Use Software and Website Development Costs

The Company capitalizes costs incurred during the development of its website applications and infrastructure as well as certain costs relating to internal-use software. The estimated useful life of costs capitalized is evaluated for each specific project. Capitalized internal-use software and website development costs are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized only if the carrying amount of the asset is not recoverable and exceeds its fair value. The Company capitalized internal-use software and website development costs of $0.7 million and $0.8 million for the three months ended September 30, 2015 and 2014, respectively, and $2.2 million and $2.5 million for the nine months ended September 30, 2015 and 2014, respectively.

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

There were no material reclassifications out of accumulated other comprehensive income in the periods ended September 30, 2015 or 2014.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. As a result, this guidance is now effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017 (January 1, 2018 for the Company) and early adoption is permitted only as of annual reporting periods (including interim reporting periods within those reporting periods) beginning after December 15, 2016. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. The Company is in the process of determining the potential effects on the consolidated financial statements.

3. Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, short- and long-term investments and contingent consideration. The fair value of these financial assets and liabilities was determined based on three levels of input as follows:

•	Level 1. Quoted prices in active markets for identical assets and liabilities;

•	Level 2. Observable inputs other than quoted prices in active markets; and

•	Level 3. Unobservable inputs.

The fair value hierarchy of the Company’s financial assets and liabilities carried at fair value and measured on a recurring basis is as follows:

		Fair Value Measurements at Reporting Date Using
	September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$1,736	$1,736	$—	$—
Short-term investments(2)	5,620	—	5,620	—
Long-term investments(2)	12,719	—	12,719	—

Total assets	$20,075	$1,736	$18,339	$—

Liabilities:
Contingent consideration - current(3)	$1,268	$—	$—	$1,268

Total liabilities	$1,268	$—	$—	$1,268

		Fair Value Measurements at Reporting Date Using
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$1,071	$1,071	$—	$—
Short-term investments(2)	5,480	—	5,480	—
Long-term investments(2)	13,428	—	13,428	—

Total assets	$19,979	$1,071	$18,908	$—

Liabilities:
Contingent consideration – non-current(3)	$1,114	$—	$—	$1,114

Total liabilities	$1,114	$—	$—	$1,114

(1)	Included in cash and cash equivalents on the accompanying consolidated balance sheets; valued at quoted market prices in active markets.
(2)	Short- and long-term investments consist of municipal bonds and government agency bonds; their fair value is calculated using an interest rate yield curve for similar instruments.
(3)	The Company’s valuation techniques and Level 3 inputs used to estimate the fair value of contingent consideration payable in connection with the LeMagIT acquisition are described in Note 5. During the nine months ended September 30, 2015 the contingent consideration was reclassified from non-current to current liabilities as the final payment is expected to be made no later than January 2016. During the nine months ended September 30, 2015 and 2014, the contingent consideration increased by approximately $239 and $253, respectively, when it was remeasured to fair value. This cost is included in General and Administrative expense in the Company’s Consolidated Statements of Operations and Comprehensive Income. The remainder of the change in this balance was caused by foreign currency fluctuations.

4. Cash, Cash Equivalents and Investments

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less at date of purchase. Cash equivalents are carried at cost, which approximates their fair market value. Cash and cash equivalents consisted of the following:

	September 30, 2015	December 31, 2014
Cash	$13,158	$18,204
Money market funds	1,736	1,071

Total cash and cash equivalents	$14,894	$19,275

The Company’s short- and long-term investments are accounted for as available for sale securities. These investments are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity, net of tax. The cumulative unrealized gain (loss), net of taxes, was $8 and ($20) as of September 30, 2015 and December 31, 2014, respectively. Realized gains and losses on the sale of these investments are determined using the specific identification method. There was a realized loss of $2 during each of the three and nine months ended September 30, 2015; there were no realized gains or losses during the three or nine months ended September 30, 2014.

Short- and long-term investments consisted of the following:

	September 30, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short- and long-term investments:
Government agency bonds	$7,618	$8	$(1)	$7,626
Municipal bonds	10,708	6	—	10,713

Total short- and long-term investments	$18,326	$14	$(1)	$18,339

	December 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short- and long-term investments:
Government agency bonds	$6,632	$—	$(14)	$6,618
Municipal bonds	12,307	4	(21)	12,290

Total short- and long-term investments	$18,939	$4	$(35)	$18,908

The Company had three debt securities in an unrealized loss position at September 30, 2015. All of these securities have been in such a position for no more than 6 months. The unrealized loss on these securities was approximately $1 and the fair value was $3.6 million. The Company uses specific identification when reviewing these investments for impairment. Because the Company does not intend to sell the investments that are in an unrealized loss position and it is not likely that the Company will be required to sell any investments before recovery of the cost basis of such investments, the Company does not consider these investments with an unrealized loss to be other-than-temporarily impaired at September 30, 2015.

Municipal and government agency bonds held by the Company have contractual maturity dates that range from December 2015 to February 2018. All income generated from these investments is recorded as interest income.

5. Acquisition

LeMagIT

On December 17, 2012, the Company purchased all of the outstanding shares of its French partner, E-Magine Médias SAS, for approximately $2.2 million in cash plus a potential future earnout valued at $0.7 million at the time of the acquisition. Approximately $1.2 million of the cash payment was made at closing, and the remainder was paid in two equal installments in 2013 and 2014. The earnout is subject to certain revenue growth targets and the payment will be adjusted based on actual results. If all targets are met, the total purchase price, including the earnout, shall not exceed $5.2 million, depending on exchange rates at the time of calculation. The installment payments have been recorded at present value using a discount rate of 10%. Because the earnout payment is expected to be made no later than January 2016, it is included in current liabilities at net present value in the Company’s Consolidated Balance Sheet at September 30, 2015 (see Note 3).

6. Intangible Assets

Intangible assets subject to amortization as of September 30, 2015 and December 31, 2014 consist of the following:

		As of September 30, 2015
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer, affiliate and advertiser relationships	5 – 9	$7,029	$(6,169)	$860
Developed websites, technology and patents	10	1,259	(581)	678
Trademark, trade name and domain name	5 – 8	1,834	(1,671)	163
Proprietary user information database and Internet traffic	3 – 5	1,247	(1,137)	110
Non-compete agreements	3	79	(73)	6

Total intangible assets		$11,448	$(9,631)	$1,817

		As of December 31, 2014
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer, affiliate and advertiser relationships	5 – 9	$7,079	$(5,480)	$1,599
Developed websites, technology and patents	10	1,361	(499)	862
Trademark, trade name and domain name	5 – 8	1,859	(1,598)	261
Proprietary user information database and Internet traffic	3 – 5	1,270	(1,024)	246
Non-compete agreements	3	85	(58)	27

Total intangible assets		$11,654	$(8,659)	$2,995

Intangible assets are amortized over their estimated useful lives, which range from three to ten years, using methods of amortization that are expected to reflect the estimated pattern of economic use. The remaining amortization expense will be recognized over a weighted-average period of approximately 2.2 years. Amortization expense was $0.3 million and $0.5 million for the three months ended September 30, 2015 and 2014, respectively, and $1.1 million and $1.4 million for the nine months ended September 30, 2015 and 2014, respectively. Amortization expense is recorded within operating expenses as the intangible assets consist of customer-related assets and website traffic that the Company considers to be in support of selling and marketing activities. The change in the gross carrying amount of intangible assets during the nine months ended September 30, 2015 was due to foreign currency translation.

The Company expects amortization expense of intangible assets to be as follows:

Years Ending December 31:	Amortization Expense
2015 (October 1st – December 31st)	$330
2016	845
2017	188
2018	104
2019	88
Thereafter	262

$1,817

7. Net Income Per Common Share

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per common share is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net income	$2,041	$938	$5,217	$2,376

Denominator:
Basic:
Weighted average shares of common stock outstanding	32,789,953	33,145,379	33,064,557	32,906,799

Diluted:
Weighted average shares of common stock outstanding	32,789,953	33,145,379	33,064,557	32,906,799
Effect of potentially dilutive shares(1)	1,430,838	1,517,801	1,641,965	1,277,447

Total weighted average shares of common stock outstanding	34,220,791	34,663,180	34,706,522	34,184,246

Net Income Per Common Share:
Basic net income per common share	$0.06	$0.03	$0.16	$0.07

Net Income Per Common Share:
Diluted net income per common share	$0.06	$0.03	$0.15	$0.07

(1)	In calculating diluted earnings per share, 1.1 million shares related to outstanding stock options and unvested restricted stock awards were excluded for each of the three and nine months ended September 30, 2015, and 1.1 million and 2.3 million shares related to outstanding stock options and unvested restricted stock awards were excluded for the three and nine months ended September 30, 2014, respectively, because they were anti-dilutive.

8. Bank Demand Loan Payable

The Company’s $5.0 million revolving credit facility was amended and restated in its entirety in June 2015. The new credit facility (the “Amended and Restated Credit Agreement”) is a discretionary $5.0 million demand revolving line. At the Company’s option, the Amended and Restated Credit Agreement bears interest at either the prime rate less 1.00% or the London Interbank Offered Rate (“LIBOR”) plus the applicable LIBOR margin. The applicable LIBOR margin is based on the ratio of total funded debt to earnings before interest, other income and expense, income taxes, depreciation, and amortization (“EBITDA”) for the preceding four fiscal quarters. As of September 30, 2015, the applicable LIBOR margin was 1.25%. Unless earlier payment is required by an event of default, all principal and unpaid interest will be due and payable on the interest payment date; however, there is an automatic rollover provision for all loans for which LIBOR is elected by the Company. Borrowings, if any, under the Amended and Restated Credit agreement would be collateralized by a security interest in substantially all assets of the Company. There are no financial covenant requirements and no unused line fees under the Amended and Restated Credit Agreement. At September 30, 2015, there were no amounts outstanding under the Amended and Restated Credit Agreement.

As of December 31, 2014, prior to the Amended and Restated Credit Agreement, the Company had a $5.0 million term revolving credit facility (the “Credit Agreement”). Covenants governing the Credit Agreement included the maintenance of certain financial ratios. At December 31, 2014, the Company was in compliance with all covenants under the Credit Agreement. The Company was also required to pay an unused line fee on the daily unused amount of the Credit Agreement at a per annum rate based on the ratio of total funded debt to EBITDA for the preceding four fiscal quarters. At December 31, 2014, there were no amounts outstanding under the Credit Agreement.

9. Commitments and Contingencies

Operating Leases

The Company conducts its operations in leased office facilities under various noncancelable operating lease agreements that expire through March 2020. In August 2009, the Company entered into an agreement to lease approximately 87,875 square feet of office space in Newton, Massachusetts (the “Newton Lease”). The Newton Lease commenced in February 2010 and has a term of ten years. In November 2010, the Newton Lease was amended to include an additional 8,400 square feet of office space (the “Amended Newton Lease”). The Amended Newton Lease commenced in March 2011 and runs concurrently with the term of the original lease. The Company is receiving certain rent concessions over the life of the Newton Lease as well as the Amended Newton Lease. In July 2015, the Newton Lease was again amended to include an additional 14,203 square feet of office space (the “Second Amended Newton Lease”). The Second Amended Newton Lease is expected to commence in the first quarter of 2016 and run concurrently with the term of the Newton Lease. There are no rent concessions related to the Second Amended Newton Lease, and all rent concessions which were part of the Newton Lease and Amended Newton Lease remain unchanged.

Certain of the Company’s operating leases include lease incentives and escalating payment amounts and are renewable for varying periods. The Company is recognizing the related rent expense on a straight-line basis over the term of the lease taking into account the lease incentives and escalating lease payments.

Future minimum lease payments under the Company’s noncancelable operating leases at September 30, 2015 are as follows:

Years Ending December 31:	Minimum Lease Payments
2015 (October 1st – December 31st)	$1,091
2016	4,846
2017	4,344
2018	4,478
2019	4,493
Thereafter	684

$19,936

Net Worth Tax Contingency

In late March 2010, the Company received a letter from the Department of Revenue of the Commonwealth of Massachusetts (the “MA DOR”) requesting documentation demonstrating that TSC had been classified by the MA DOR as a Massachusetts security corporation for the 2006 and 2007 tax years. Following subsequent correspondence with the MA DOR and a settlement conference on March 22, 2011, the Company received a Notice of Assessment from the MA DOR with respect to additional excise taxes on net worth related to TSC. Based on the Company’s previous assessment that it was probable that the MA DOR would require an adjustment to correct TSC’s tax filings such that it will be treated as a Massachusetts business corporation for the applicable years, the Company recorded a liability representing its best estimate at that time of the potential net worth tax exposure. The tax benefits available to a Massachusetts security corporation are composed of (i) a different rate structure (1.32% on gross investment income vs. 9.5% on net income) (See Note 12) and (ii) exemption from the 0.26% excise tax on net worth. As of the date of the ruling, the Company had recorded a liability of approximately $257 to account for the tax differential in all open years, including penalties and interest. On August 17, 2011, the Company filed Applications for Abatement with the MA DOR. In January 2012, the Company filed Petitions for Formal Procedure with the Massachusetts Appellate Tax Board (the “ATB”). A trial took place in April 2014, and in May 2015 the ATB ruled in favor of the MA DOR. During the second quarter of 2015, the Company accepted an amnesty offer from the MA DOR and paid all amounts due relating to the years in dispute.

Litigation

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At September 30, 2015 and December 31, 2014, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

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

In April 2007, the Board approved the 2007 Stock Option and Incentive Plan (the “2007 Plan”), which was approved by the stockholders of the Company and became effective upon the consummation of the Company’s IPO in May 2007. Effective upon the consummation of the IPO, no further awards were made pursuant to the 1999 Plan, but any outstanding awards under the 1999 Plan remain in effect and continue to be subject to the terms of the 1999 Plan. The 2007 Plan allows the Company to grant ISOs, NSOs, stock appreciation rights, deferred stock awards, restricted stock and other awards. Under the 2007 Plan, stock options may not be granted at less than fair market value on the date of grant, and grants generally vest over a four year period. Stock options granted under the 2007 Plan expire no later than ten years after the grant date. At the time of the establishment of the 2007 Plan, the Company reserved for issuance an aggregate of 2,911,667 shares of common stock plus an additional annual increase to be added automatically on January 1 of each year, beginning on January 1, 2008, equal to the lesser of (a) 2% of the outstanding number of shares of common stock (on a fully-diluted basis) on the immediately preceding December 31 and (b) such lower number of shares as may be determined by the Compensation Committee of the Board. The number of shares available for issuance under the 2007 Plan is subject to adjustment in the event of a stock split, stock dividend or other change in capitalization. Generally, shares that are forfeited or canceled from awards under the 2007 Plan also will be available for future awards. To date, 7,432,772 shares have been added to the 2007 Plan in accordance with the automatic annual increase. In addition, shares subject to stock options returned to the 1999 Plan, as a result of their expiration, cancellation or termination, are automatically made available for issuance under the 2007 Plan. As of September 30, 2015, a total of 1,857,379 shares were available for grant under the 2007 Plan.

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

A summary of the stock option activity under the Company’s stock option plans for the nine months ended September 30, 2015 is presented below:

Year-to-Date Activity	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2014	3,347,657	$7.86
Granted	2,500	11.28
Exercised	(384,990)	6.73
Forfeited	—	—
Cancelled	(1,250)	7.36

Options outstanding at September 30, 2015	2,963,917	$8.01	1.8	$3,900

Options exercisable at September 30, 2015	2,963,917	$8.01	1.8	$3,900

During the nine months ended September 30, 2015 and 2014, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $1.7 million and $0.9 million, respectively, and the total amount of cash received from exercise of these options was $2.6 million and $2.2 million, respectively.

Restricted Stock Awards

Restricted stock awards are valued at the market price of a share of the Company’s common stock on the date of grant. A summary of the restricted stock award activity under the 2007 Plan for the nine months ended September 30, 2015 is presented below:

Year-to-Date Activity	Shares	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Nonvested outstanding at December 31, 2014	2,279,167	$5.83
Granted	821,575	9.24
Vested	(750,266)	6.46
Forfeited	(178,832)	7.81

Nonvested outstanding at September 30, 2015	2,171,644	$6.45	$21,697

The total grant date fair value of restricted stock awards that vested during the nine months ended September 30, 2015 and 2014 was $5.8 million and $3.5 million, respectively.

As of September 30, 2015, there was $12.4 million of total unrecognized compensation expense related to stock options and restricted stock awards, which amount is expected to be recognized over a weighted average period of 1.9 years.

Accrued Stock-Based Compensation

The Company had approximately $1.4 million included in accrued compensation expenses on its Consolidated Balance Sheet as of December 31, 2014 for stock-based compensation related to restricted stock awards that had been approved as of that date but were not granted until the first quarter of 2015. This non-cash compensation expense was recorded as part of stock compensation expense in the Company’s Consolidated Statement of Operations and Comprehensive Income for the year ended December 31, 2014. There were no such accruals as of September 30, 2015.

11. Stockholders’ Equity

Reserved Common Stock

As of September 30, 2015, the Company has reserved 7,367,941 shares of common stock for use in settling outstanding options and unvested restricted stock awards that have not been issued as well as future awards available for grant under the 2007 Plan.

Common Stock Repurchase Program

In August 2014, the Company announced that the Board had authorized a $20 million stock repurchase program (the “Repurchase Program”), whereby the Company is authorized to repurchase the Company’s common stock from time to time on the open market or in privately negotiated transactions. In May 2015, the Board amended the program to authorize an additional $10 million to be used for such purchases. The Company may utilize Rule 10b5-1 trading plans from time to time to allow it to repurchase shares when the Company may otherwise be precluded from doing so under insider trading laws. The timing and amount of any repurchases that are not made pursuant to the Rule 10b5-1 trading plan will be determined based on an evaluation of market conditions and other factors. The Repurchase Program expires on December 31, 2015 but may be suspended or discontinued at any time.

During the nine months ended September 30, 2015, the Company repurchased 998,767 shares of common stock for an aggregate purchase price of $9.1 million pursuant to the Repurchase Program. During the year ended December 31, 2014, the Company repurchased 1,551,224 shares of common stock for an aggregate purchase price of $15.0 million pursuant to the Repurchase Program.

Repurchased shares are recorded under the cost method and are reflected as treasury stock in the Company’s accompanying Consolidated Balance Sheets. All repurchased shares were funded with cash on hand.

Share Repurchase

In December 2014, the Company entered into a Purchase Agreement with TCV V, L.P. (“TCV V”) and TCV Member Fund, L.P. (“TCV Member Fund” and collectively with TCV V, “TCV”), both related parties, pursuant to which the Company agreed to repurchase from TCV 1,000,000 shares of the Company’s common stock for an aggregate price of approximately $9.8 million. The purchase price per share of common stock was equal to 97% of the closing price of the common stock on the Nasdaq Global Market on December 8, 2014. The repurchase closed on December 10, 2014, and these shares are included in the 1,551,224 shares of common stock purchased under the Repurchase Program discussed above. A member of the Company’s Board is also a member of the general partner of TCV, which holds more than 5% of the voting securities of the Company.

Secondary Offering

In May 2014, the Company completed a secondary public offering of 5,750,000 shares of common stock at a price of $6.25 per share. All of the shares sold in the secondary public offering were sold by selling stockholders and the Company did not receive any proceeds from the offering. The Company incurred fees of approximately $0.5 million related to legal, accounting and other fees in connection with the secondary public offering, which are included in general and administrative expenses in the Consolidated Statement of Operations and Comprehensive Income for each of the three and nine month periods ended September 30, 2014.

12. Income Taxes

The Company’s effective income tax rate before discrete items was 40.4% and 43.7% for the nine months ended September 30, 2015 and 2014, respectively. The lower rate in 2015 as compared to 2014 is primarily due to an increase in non-deductible expenses in 2015 as compared to 2014. The Company recognized income tax benefits for discrete items of $0.5 million and $0.2 million during the nine months ended September 30, 2015 and 2014, respectively. The Company’s effective income tax rate is based upon its annual effective tax rate, estimated in compliance with ASC 740, Income Taxes, and other related guidance. The Company updates the estimate of its annual effective tax rate at the end of each quarterly period. The Company’s estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and the Company’s interpretations of tax laws. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. These amounts were not material in the nine months ended September 30, 2015.

In March 2010, the Company received a letter from the MA DOR requesting documentation demonstrating that TSC, a wholly-owned subsidiary of the Company, had been classified by the MA DOR as a Massachusetts security corporation for the 2006 and 2007 tax years. Following subsequent correspondence with the MA DOR, the Company determined that it was more likely than not that the MA DOR would require an adjustment to correct TSC’s tax filings such that it will be treated as a Massachusetts business corporation for the applicable years. The Company recorded a tax reserve of approximately $0.4 million. The tax benefits available to a Massachusetts security corporation are composed of (i) a different rate structure (1.32% on gross investment income vs. 9.5% on net income) and (ii) exemption from the 0.26% excise tax on net worth (see Note 9). On August 17, 2011, the Company filed Applications for Abatement with the MA DOR. In January 2012, the Company filed Petitions under Formal Procedure with the ATB. A trial took place in April 2014, and in May 2015 the ATB ruled in favor of the MA DOR. As of the date of the ruling, the Company had recorded a current liability of approximately $677 to account for the tax differential in all open years, which included penalties and interest for the potential state income tax liability arising from the difference between the income tax rates applicable to security corporations and business corporations in Massachusetts. During the second quarter of 2015, the Company accepted an amnesty offer from the MA DOR and paid all amounts due relating to the years in dispute.

There are no income tax examinations currently in process.

13. Segment Information

The Company views its operations and manages its business as one operating segment based on factors such as how the Company manages its operations and how its executive management team reviews results and makes decisions on how to allocate resources and assess performance.

Geographic Data

Net sales to unaffiliated customers by geographic area* were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
North America	$22,864	$20,859	$64,476	$59,256
International	6,143	5,573	17,946	16,301

Total	$29,007	$26,432	$82,422	$75,557

Long-lived assets** by geographic area were as follows:

	September 30, 2015	December 31, 2014
North America	$99,241	$100,042
International	5,280	6,147

Total	$104,521	$106,189

*	based on current customer billing address; does not consider the geo-targeted (target audience) location of the campaign
**	composed of property and equipment, net; goodwill; and intangible assets, net

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We had approximately 16.7 million and 14.9 million registered members as of September 30, 2015 and 2014, respectively. The size of our registered user base does not provide direct insight into the number of our customers or our revenues but it does provide context as to the breadth and reach of our content footprint, which our customers leverage through customized marketing programs. The targeted nature of our user base enables IT vendors to reach a specialized audience efficiently because our content is highly segmented and aligned with the IT vendors’ specific products. Since our founding in 1999, we have developed a broad customer base. We deliver advertising campaigns for approximately 1,200 customers annually.

Executive Summary

Our revenue for the three months ended September 30, 2015 grew approximately 10%, to $29.0 million, compared with the same period in 2014.

Core online revenue grew 6% over the prior three month period, driven primarily by growth in the IT Deal Alert™ offerings. Online international geo-targeted revenues where our target audience is outside North America (“international”) were also strong, growing 17% compared to the prior year period, again driven primarily by IT Deal Alert sales. Overall, IT Deal Alert sales grew 35% compared with the third quarter of last year. We experienced similar growth for the nine months ended September 30, 2015, driven by the same factors. In addition, our international business continues to benefit from the shift to online tools from traditional print sources by IT professionals.

Gross profit was 74% in the third quarter of each of 2015 and 2014. Online gross profit increased by $2.0 million, primarily attributable to the increase in online revenues as compared to the same period a year ago, along with our ability to support the majority of this revenue growth with our fixed cost base. Events gross profit decreased by $0.2 million, primarily as a result of the lower events revenues as compared to the same period in the prior year.

Foreign currency headwinds caused by the strong U.S. dollar had an impact on our largest customers’ spending patterns with us; however, our mid-sized and smaller customers are not affected as much by these factors and we are benefitting from higher growth rates from them.

Business Trends

The following discussion highlights key trends affecting our business.

•	Macro-economic Conditions and Industry Trends. Because most of our customers are IT vendors, the success of our business is intrinsically linked to the health, and subject to the market conditions, of the IT industry. In the three months ended September 30, 2015, we did not see any meaningful improvement in the IT market and many of our customers continue to be revenue-challenged. This fact, coupled with caution on the part of our largest clients because of foreign currency concerns, has continued to put pressure on marketing budgets. Our growth continues to be driven in large part by the return on the investments we made in our direct international operations during the downturn as well as our data analytics suite of products, IT Deal Alert, which continues to drive market share gains for us. While we will continue to invest in these growth areas, management will continue to carefully control discretionary spending such as travel and entertainment, and the filling of new and replacement positions, in an effort to maintain profit margins and cash flow.

•	Customer Demographics. Due to the impact of the strong U.S. dollar on foreign currency, our large multi-national customers, who have a significant amount of their revenue outside the US, continue to be cautious. In the three months ended September 30, 2015, online revenues from our top 12 global customers, which have the most international exposure, increased by approximately 12% compared to the same period a year ago. Online revenues from our mid-sized customers (our next largest 100 customers, who have less exposure internationally) increased by approximately 14% year over year. Revenues attributable to our smaller customers, which tend to be venture capital-backed start-ups that primarily operate in North America, increased by approximately 9% over the prior year period. All three customer segments continued to report a challenging environment, and this translated into our customers remaining cautious with their marketing expenditures.

Our key strategic initiatives include:

Geographic – During the quarter ended September 30, 2015, approximately 33% of our online revenues were derived from international campaigns, where our target audience is outside North America. International online revenue (which also includes international IT Deal Alert revenue of $1.1 million as discussed below) increased by approximately 17% in the three months ended September 30, 2015 as compared to the same period a year ago. We continue to execute very well internationally as we continue to deepen our relatively new relationships with our customers in the United Kingdom, France, Germany, Australia, Singapore, China and Latin America. Due to the impact of the strong U.S. dollar on foreign currency, which caused less volatility to our customers’ marketing budgets, our largest customers continue to be cautious.

Product – IT Deal Alert revenues were approximately $6.4 million in the quarter ended September 30, 2015, up from approximately $4.8 million in the same period in 2014. This includes international IT Deal Alert revenue of $1.1 million, which is also included in international revenues discussed above. In the third quarter of 2015, we had over 280 active customers utilizing our IT Deal Alert service; this is up from 260 customers in the second quarter of 2015. We expect IT Deal Alert to continue to be a meaningful growth driver through the fourth quarter of 2015.

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

The majority of our revenue is derived from sales of our online offerings. Online revenue represented 93% and 92% of total revenues for the three months ended September 30, 2015 and 2014, respectively, and 94% and 93% of total revenues for the nine months ended September 30, 2015 and 2014, respectively. In the three months ended September 30, 2015, lead generation and branding remained our primary sources of revenue, while project opportunity information, driven by growth in our IT Deal Alert products, contributed 24% of online revenue as compared with 20% for the same period in 2014.

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

Lead Generation. Our lead generation offerings allow IT vendors to maximize ROI by capturing qualified sales leads from the distribution and promotion of content to our audience of IT professionals. All of our lead generation campaigns offer the Activity Intelligence™ Dashboard, a technology platform that gives our customers’ marketers and sales representatives a real-time view of their prospects, which includes insights on the research activities of technology buying teams, including at an account level. Lead generation offerings may also include an additional service, TechTarget Re-Engage™ (formerly called Nurture & Qualify), which helps both technology marketers and their sales teams to identify highly active prospects, detect emerging projects, retarget interested buying teams, and accelerate engagement with specific accounts.

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

•	IT Deal Alert: Qualified Sales Opportunities™ is a product that profiles specific in-progress purchase projects, including information on scope and purchase considerations.

•	IT Deal Alert: Priority Engine™ (formerly called Account Watch) is a subscription service powered by our Activity Intelligence platform, which integrates with salesforce.com. The service delivers information to allow marketers and sales personnel to identify accounts actively researching new technology purchases, and to reach active prospects within those organizations that are relevant to the purchase. We sell this service in approximately 80 technology-specific segments.

•	IT Deal Alert: Deal Data™ is a customized solution aimed at sales intelligence and data scientist functions within our customers that makes our Activity Intelligence data directly consumable by the customer’s internal applications. Deal Data did not represent a significant percentage of our revenue in the first three quarters of 2015.

Events

Events revenue represented 7% and 8% of total revenues for the three months ended September 30, 2015 and 2014, respectively, and 6% and 7% of total revenues for the nine months ended September 30, 2015 and 2014, respectively. Most of our media groups operate revenue-generating events. The majority of our events are free to IT professionals and are sponsored by IT vendors. Attendees are pre-screened based on event-specific criteria such as sector-specific budget size, company size, or job title. We offer three types of events: multi-day conferences, single-day seminars and custom events. Multi-day conferences provide independent content provided by our professionals to our attendees and allow vendors to purchase exhibit space and other sponsorship offerings that enable interaction with the attendees. We also hold single-day seminars on various topics in major cities. These seminars provide independent content provided by our professionals on key sub-topics in the sectors we serve, are free to qualified attendees, and offer multiple vendors the ability to interact with specific, targeted audiences actively focused on buying decisions. Our custom events differ from our seminars in that they are exclusively sponsored by a single IT vendor and the content is driven primarily by the sole sponsor.

Revenue changes for the three and nine months ended September 30, 2015 as compared to the same periods in 2014 were as follows:

	Three months ended September 30,		Growth	Nine months ended September 30,		Growth
	2015	2014	rate	2015	2014	rate
	($’s in thousands)			($’s in thousands)
Total Online	$27,066	$24,218	12%	$77,850	$69,950	11%

Total Online by Geographic Area:
North America:
North America Core Online	12,813	12,477	3%	38,375	37,766	2%
North America IT Deal Alert	5,322	4,102	30%	14,397	10,567	36%

Total North America Online	18,135	16,579	9%	52,772	48,333	9%

International:
International Core Online	7,814	6,986	12%	22,172	19,936	11%
International IT Deal Alert	1,117	653	71%	2,906	1,681	73%

Total International Online	8,931	7,639	17%	25,078	21,617	16%

Total Online by Product:
Core Online:
North America Core Online	12,813	12,477	3%	38,375	37,766	2%
International Core Online	7,814	6,986	12%	22,172	19,936	11%

Total Core Online	20,627	19,463	6%	60,547	57,702	5%

IT Deal Alert:
North America IT Deal Alert	5,322	4,102	30%	14,397	10,567	36%
International IT Deal Alert	1,117	653	71%	2,906	1,681	73%

Total IT Deal Alert	6,439	4,755	35%	17,303	12,248	41%

Total Events	$1,941	$2,214	-12%	$4,572	$5,607	-18%

Total Revenues	$29,007	$26,432	10%	$82,422	$75,557	9%

Cost of Revenues, Operating Expenses and Other

Expenses consist of cost of online and event revenues, selling and marketing, product development, general and administrative, depreciation, amortization and net interest and other expenses. Personnel-related costs are a significant component of each of these expense categories except for depreciation, amortization and net interest and other expenses.

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

The majority of our online media sales involve multiple product offerings. Although each of our online media offerings can be sold separately, most of our online media sales involve multiple online offerings. Because objective evidence of fair value does not exist for all elements in our bundled product offerings, we use a best estimate of selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of fair value. We establish best estimates through consideration of multiple factors including, but not limited to, class of client, size of transaction, available media inventory, pricing strategies and market conditions. We believe the use of the best estimate of selling price allows revenue recognition in a manner consistent with the underlying economics of the transaction. We apply a relative selling price method to allocate arrangement consideration at the inception of the arrangement to each deliverable in a multiple element arrangement. Revenue is then recognized as delivery occurs.

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

Custom Content Creation. Custom content revenue is recognized when the creation is completed and delivered to the customer, with the exception of microsite revenue which is recognized over the period during which the microsites are live.

Content Sponsorships. Content sponsorship revenue is recognized ratably over the period in which the related content asset is available on our websites.

List Rentals. List rental revenue is recognized in the period in which we deliver the customer’s content to a list of our registered members.

Third Party Revenue Sharing Arrangements. Revenue from third party revenue sharing arrangements is recognized on a net basis in the period in which the services are performed. For certain third party agreements where we are the primary obligor, revenue is recognized on a gross basis in the period in which the services are performed.

IT Deal Alert IT Deal Alert is a suite of products which includes Qualified Sales Opportunities, Priority Engine (formerly called Account Watch) and Deal Data. Qualified Sales Opportunities revenue is recognized when the Qualified Sales Opportunity is delivered to the customer, Priority Engine revenue is recognized ratably over the duration of the service and Deal Data revenue is recognized upon delivery of the data to the customer.

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

Long-Lived Assets

Our long-lived assets consist primarily of property and equipment, capitalized software, goodwill and other intangible assets. Goodwill and other intangible assets have arisen principally from our acquisitions. The amount assigned to intangible assets is subjective and based on our estimates of the future benefit of the intangible assets using accepted valuation techniques, such as discounted cash flow and replacement cost models. Our long-lived assets, other than goodwill, are amortized over their estimated useful lives, which we determine based on the consideration of several factors including the period of time the asset is expected to remain in service. Intangible assets are amortized over their estimated useful lives, which range from three to ten years, using methods of amortization that are expected to reflect the estimated pattern of economic use. Consistent with our determination that we have only one reporting segment, we have determined that there is only one reporting unit and test goodwill for impairment at the entity level. We evaluate the carrying value and remaining useful lives of long-lived assets, other than goodwill, whenever indicators of impairment are present. We evaluate the carrying value of goodwill annually using the two step process required by ASC 350, Intangibles – Goodwill and Other (“ASC 350”). The first step of the impairment test is to identify potential impairment by comparing the reporting unit’s fair value with its net book value (or carrying amount), including goodwill. The fair value is estimated based on a market value approach. If the fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is not performed. Whenever indicators of impairment are present, we would perform the second step and compare the implied fair value of the reporting unit’s goodwill, as defined by ASC 350, to its carrying value to determine the amount of the impairment loss, if any. As of December 31, 2014, the date of our last annual goodwill impairment review, there were no indications of impairment based on our step one analysis, and our estimated fair value exceeded our carrying value by a significant margin. There were no indications of impairment in our goodwill or intangible assets at September 30, 2015.

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

The allowance for doubtful accounts was $1.5 million at September 30, 2015 and $1.0 million at December 31, 2014.

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

Internal-Use Software and Website Development Costs

We capitalize costs of materials, consultants and compensation and related expenses of employees who devote time to the development of internal-use software and website applications and infrastructure involving developing software to operate our websites. However, we expense as incurred website development costs for new features and functionalities since it is not probable that they will result in additional functionality until they are both developed and tested with confirmation that they are more effective than the current set of features and functionalities on our websites. Our judgment is required in determining the point at which various projects enter the state at which costs may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized, which is generally three years. To the extent that we change the manner in which we develop and test new features and functionalities related to our websites, assess the ongoing value of capitalized assets or determine the estimated useful lives over which the costs are amortized, the amount of website development costs we capitalize and amortize in future periods would be impacted. We review capitalized internal-use software and website development costs for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We would recognize an impairment loss only if the carrying amount of the asset is not recoverable and exceeds its fair value. We capitalized internal-use software and website development costs of $0.7 million and $0.8 million for the three months ended September 30, 2015 and 2014, respectively and $2.2 million and $2.5 million for the nine months ended September 30, 2015 and 2014, respectively.

Income Taxes

We are subject to income taxes in both the United States and foreign jurisdictions, and we use estimates in determining our provision for income taxes. We recognize deferred tax assets and liabilities based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates.

Our deferred tax assets are comprised primarily of book to tax differences on stock-based compensation, timing of deductions for deferred rent and accrued expenses, and net operating loss (“NOL”) carryforwards. As of December 31, 2014, we had state NOL carryforwards of approximately $20.5 million, which may be used to offset future taxable income. The deferred tax asset related to $17.6 million of the state net operating loss is subject to a separate return limitation, and has been offset by a valuation allowance. The NOL carryforwards expire through 2035. We also had foreign NOL carryforwards of $1.1 million, which may be used to offset future taxable income in foreign jurisdictions until they expire, through 2019. The deferred tax asset related to the foreign NOL carryforward has been offset by a valuation allowance.

Net Income Per Share

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

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	($ in thousands)
Revenues:
Online	$27,066	93%	$24,218	92%	$77,850	94%	$69,950	93%
Events	1,941	7	2,214	8	4,572	6	5,607	7

Total revenues	29,007	100	26,432	100	82,422	100	75,557	100
Cost of revenues:
Online	6,802	23	5,949	23	20,050	25	18,188	24
Events	710	3	805	3	2,042	2	2,331	3

Total cost of revenues	7,512	26	6,754	26	22,092	27	20,519	27

Gross profit	21,495	74	19,678	74	60,330	73	55,038	73
Operating expenses:
Selling and marketing	11,526	40	10,964	41	32,825	40	30,717	41
Product development	1,915	7	1,854	7	5,723	7	5,201	7
General and administrative	3,265	11	3,628	14	9,876	12	10,864	14
Depreciation	999	3	1,024	4	3,023	4	3,025	4
Amortization of intangible assets	337	1	451	2	1,054	1	1,356	2

Total operating expenses	18,042	62	17,921	68	52,501	64	51,163	68

Operating income	3,453	12	1,757	7	7,829	9	3,875	5
Interest and other (expense), net	(209)	(1)	(230)	(1)	(122)	*	(121)	*

Income before provision for income taxes	3,244	11	1,527	6	7,707	9	3,754	5
Provision for income taxes	1,203	4	589	2	2,490	3	1,378	2

Net income	$2,041	7%	$938	4%	$5,217	6%	$2,376	3%

*	Not meaningful

Comparison of Three Months Ended September 30, 2015 and 2014

Revenues

	Three Months Ended September 30,
	2015	2014	Increase (Decrease)	Percent Change
	($ in thousands)
Revenues:
Online	$27,066	$24,218	$2,848	12%
Events	1,941	2,214	(273)	(12)

Total revenues	$29,007	$26,432	$2,575	10%

Online. The increase in online revenues in the third quarter of 2015 as compared to the prior year was attributable to a $2.3 million increase in branding revenues, a $1.7 million increase in revenues from new product offerings, primarily IT Deal Alert, and continued international expansion. These increases are offset in part by a decrease in lead generation offerings as compared to the same quarter in the prior year.

Events. The decrease in events revenues in the third quarter of 2015 is primarily due to a reduction in the number of custom events and conferences that we conducted as compared to the same quarter in the prior year.

Cost of Revenues and Gross Profit

	Three Months Ended September 30,
	2015	2014	Increase (Decrease)	Percent Change
	($ in thousands)
Cost of revenues:
Online	$6,802	$5,949	$853	14%
Events	710	805	(95)	(12)

Total cost of revenues	$7,512	$6,754	$758	11%

Gross profit	$21,495	$19,678	$1,817	9%

Gross profit percentage	74%	74%

Cost of Online Revenues. The increase in cost of online revenues in the third quarter of 2015 was primarily attributable to additional costs related to new product offerings as compared to the same quarter in the prior year.

Cost of Events Revenues. The decrease in cost of events revenues in the third quarter of 2015 was primarily due to decreases in variable direct and employee-related costs as a result of the decrease in the number of events that we conducted as compared to the same quarter in the prior year.

Gross Profit. Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. Gross profit was 74% in the third quarter of each of 2015 and 2014. Online gross profit increased by $2.0 million, primarily attributable to the increase in online revenues as compared to the same period in the prior year, along with our ability to support the majority of this revenue growth with our fixed cost base. Events gross profit decreased by $0.2 million, primarily as a result of the lower events revenues as compared to the same period in the prior year. Because the majority of our costs are labor-related, we expect our gross profit to fluctuate from period to period based on changes in the total revenues for the period. The relative contribution of online and events revenues to our total revenues will also cause fluctuation in our gross profit from period to period.

Operating Expenses and Other

	Three Months Ended September 30,
	2015	2014	Increase (Decrease)	Percent Change
	($ in thousands)
Operating expenses:
Selling and marketing	$11,526	$10,964	$562	5%
Product development	1,915	1,854	61	3
General and administrative	3,265	3,628	(363)	(10)
Depreciation	999	1,024	(25)	(2)
Amortization of intangible assets	337	451	(114)	(25)

Total operating expenses	$18,042	$17,921	$121	1%

Interest and other (expense), net	$(209)	$(230)	$21	9%

Provision for income taxes	$1,203	$589	$614	104%

Selling and Marketing. Selling and marketing expenses increased for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 primarily due to increased investment in product innovation as well as increased costs due to international expansion.

Product Development. The increase in product development expense for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 was primarily caused by a reduction in the amount of these costs that were capitalized year over year as some resources were allocated to non-capitalized projects due to the Company’s priorities, including product development efforts toward new products.

General and Administrative. The decrease in general and administrative expense for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 was primarily caused by reductions in corporate excise taxes and professional fees, partially offset by increased compensation-related expenses and, to a lesser extent, bad debt expense.

Depreciation and Amortization of Intangible Assets. Depreciation expense was relatively flat year over year. The decrease in amortization of intangible assets expense was attributable to certain intangible assets becoming fully amortized during 2014.

Interest and Other (Expense), Net. Both components of interest and other expense, net, were relatively flat for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.

Provision for Income Taxes. Our effective income tax rate before discrete items was 39.6% and 43.8% for the three months ended September 30, 2015 and 2014, respectively. The lower rate in 2015 as compared to 2014 is primarily due to an increase in non-deductible expenses. We recognized income tax benefits for discrete items of $0.1 million and $33,000 during the three months ended September 30, 2015 and 2014, respectively. Our effective income tax rate is based upon our annual effective tax rate, estimated in compliance with ASC 740, Income Taxes, and other related guidance. We update the estimate of our annual effective tax rate at the end of each quarterly period. Our estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and interpretations of tax laws.

Comparison of Nine Months Ended September 30, 2015 and 2014

Revenues

	Nine Months Ended September 30,
	2015	2014	Increase (Decrease)	Percent Change
	($ in thousands)
Revenues:
Online	$77,850	$69,950	$7,900	11%
Events	4,572	5,607	(1,035)	(18)

Total revenues	$82,422	$75,557	$6,865	9%

Online. The increase in online revenues in the nine months ended September 30, 2015 as compared to the prior year was primarily attributable to a $5.1 million increase in revenues from our IT Deal Alert suite of products and a $3.3 million increase in branding revenues, both of which continue to reflect international expansion.

Events. The decrease in events revenues in the nine months ended September 30, 2015 is primarily due to a reduction in the number of custom events and, to a lesser extent, conferences and seminars that we conducted as compared to the same period in the prior year.

Cost of Revenues and Gross Profit

	Nine Months Ended September 30,
	2015	2014	Increase (Decrease)	Percent Change
	($ in thousands)
Cost of revenues:
Online	$20,050	$18,188	$1,862	10%
Events	2,042	2,331	(289)	(12)

Total cost of revenues	$22,092	$20,519	$1,573	8%

Gross profit	$60,330	$55,038	$5,292	10%

Gross profit percentage	73%	73%

Cost of Online Revenues. The increase in cost of online revenues in the nine months ended September 30, 2015 was primarily attributable to additional costs related to sales of new product offerings as compared to the same period in the prior year.

Cost of Events Revenues. The decrease in cost of events revenues in the nine months ended September 30, 2015 was primarily due to decreases in variable direct and employee-related costs as a result of the decrease in the number of events that we conducted as compared to the same period in the prior year.

Gross Profit. Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. Gross profit was 73% in the first nine months of each of 2015 and 2014. Online gross profit increased by $6.0 million, primarily attributable to the increase in online revenues as compared to the same period a year ago, along with our ability to support the majority of this revenue growth with our fixed cost base. Events gross profit decreased by $0.7 million, primarily as a result of the lower events revenues as compared to the same period in the prior year. Because the majority of our costs are fixed, we expect our gross profit to fluctuate from period to period based on changes in the total revenues for the period. The relative contribution of online and events revenues to our total revenues will also cause fluctuation in our gross profit from period to period.

Operating Expenses and Other

	Nine Months Ended September 30,
	2015	2014	Increase (Decrease)	Percent Change
	($ in thousands)
Operating expenses:
Selling and marketing	$32,825	$30,717	$2,108	7%
Product development	5,723	5,201	522	10
General and administrative	9,876	10,864	(988)	(9)
Depreciation	3,023	3,025	(2)	*
Amortization of intangible assets	1,054	1,356	(302)	(22)

Total operating expenses	$52,501	$51,163	$1,338	3%

Interest and other (expense), net	$(122)	$(121)	$(1)	(1)%

Provision for income taxes	$2,490	$1,378	$1,112	81%

Selling and Marketing. Selling and marketing expenses increased year over year, primarily due to increased investment in product innovation as well as increased costs due to international expansion.

Product Development. The increase in product development expense for the nine months ended September 30, 2015 as compared to the same period in the prior year was primarily caused by a reduction in the amount of these costs that were capitalized year over year as some resources were allocated to non-capitalized projects due to our priorities, including product development efforts toward new products.

General and Administrative. The decrease in general and administrative expense for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 was primarily caused by fees related to a secondary public offering in the second quarter of 2014, as well as decreased legal fees and corporate excise taxes, offset in part by increased bad debt expense and compensation-related expenses.

Depreciation and Amortization of Intangible Assets. Depreciation expense was flat year over year. The decrease in amortization of intangible assets expense was attributable to certain intangible assets becoming fully amortized during 2014.

Interest and Other (Expense), Net. Interest and other expense, net, was flat for the nine months ended September 30, 2015 as compared to the same period in the prior year. Other expense, net, increased year over year primarily due to the unfavorable effect of foreign currency exchange rates in countries where we record accounts receivable and accounts payable in the normal course of business during the first nine months of the year. Interest income in the first nine months of 2015 was $38,000 compared to interest expense of $39,000 during the same period in 2014.

Provision for Income Taxes. Our effective income tax rate before discrete items was 40.4% and 43.7% for the nine months ended September 30, 2015 and 2014, respectively. The lower rate in 2015 as compared to 2014 is primarily due to an increase in non-deductible expenses. We recognized income tax benefits for discrete items of $0.5 million and $0.2 million during the nine months ended September 30, 2015 and 2014, respectively. Our effective income tax rate is based upon our annual effective tax rate, estimated in compliance with ASC 740, Income Taxes, and other related guidance. We update the estimate of our annual effective tax rate at the end of each quarterly period. Our estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and interpretations of tax laws.

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

Liquidity and Capital Resources

Resources

As of September 30, 2015, we had $43.9 million of working capital, and our cash and cash equivalents totaled $14.9 million. Our cash, cash equivalents and investments decreased $5.0 million during the first nine months of 2015, primarily from cash used by our financing and investing activities, offset in part by cash provided by our operating activities. We believe that our existing cash, cash equivalents, and investments, our cash flow from operating activities and available borrowing capacity of $5.0 million will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion internationally, possible repurchases of our common stock under our stock repurchase program, future acquisitions we might undertake, and the expansion into complementary businesses. To the extent that our cash and cash equivalents, investments and cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more additional acquisitions of businesses.

	September 30, 2015	December 31, 2014
	($ in thousands)
Cash, cash equivalents and investments	$33,233	$38,183

Accounts receivable, net	$29,094	$23,200

Cash, Cash Equivalents and Investments

Our cash, cash equivalents and investments at September 30, 2015 were held for working capital purposes and were invested primarily in money market accounts, municipal bonds and government agency bonds. We do not enter into investments for trading or speculative purposes.

Accounts Receivable, Net

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our service delivery and billing activity, cash collections, and changes to our allowance for doubtful accounts. We use days sales outstanding (“DSO”) as one measurement of the quality and status of our receivables. We define DSO as net accounts receivable at quarter end divided by total revenue for the applicable period, multiplied by the number of days in the applicable period. DSO was 92 days for the quarter ended September 30, 2015 and 70 days at December 31, 2014. The increase in DSO is primarily due to the timing of payments from customers.

Cash Flows

	Nine Months Ended September 30,
	2015	2014
	($ in thousands)
Net cash provided by operating activities	$2,500	$12,902

Net cash used in investing activities	$(2,296)	$(1,547)

Net cash used in financing activities	$(4,573)	$(964)

Operating Activities

Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, the provision for bad debt, stock-based compensation, deferred income taxes, and the effect of changes in working capital and other activities. Cash provided by operating activities for the nine months ended September 30, 2015 was $2.5 million compared to cash provided by operating activities of $12.9 million in the nine months ended September 30, 2014.

The decrease in cash provided by operating activities in the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 is primarily a result of changes in operating assets and liabilities of $(10.4) million in the first nine months of 2015 compared to $0.7 million in the first nine months of 2014. Significant components of the changes in assets and liabilities in the first nine months of 2015 included an increase in accounts receivable of $6.5 million, as evidenced by the increase in DSO during the period, a $1.4 million decrease in income taxes payable, and a $1.0 million decrease in accrued compensation, primarily resulting from annual bonuses from 2014 that were paid in the first quarter of 2015. These changes were offset in part by an increase in deferred revenue of $2.0 million. Additionally, tax benefits relating to excess stock-based compensation deductions are presented as financing cash flows. Cash flows from tax benefits related to stock-based compensation deductions were $(2.0) million and $0.5 million in the nine months ended September 30, 2015 and 2014, respectively.

Investing Activities

Cash used in investing activities in the nine months ended September 30, 2015 was $2.3 million; $2.7 million relates to the purchase of property and equipment, made up primarily of website development costs, computer equipment and related software and internal-use development costs, offset in part by $0.4 million related to the conversion of long-term investments into cash equivalents. Cash used in investing activities in the nine months ended September 30, 2014 was $3.0 million for the purchase of property and equipment, made up primarily of website development costs, computer equipment and related software and internal-use development costs, and $0.1 million related to the conversion of long-term investments into cash equivalents.

Financing Activities

We received proceeds from the exercise of stock options in the amounts of $2.6 million and $2.2 million in the nine months ended September 30, 2015 and 2014, respectively. Additionally, tax benefits relating to excess stock-based compensation deductions are presented as financing cash flows. Cash flows from tax benefits related to stock-based compensation deductions were $2.0 million and $(0.5) million in the nine months ended September 30, 2015 and 2014, respectively. These inflows were offset by $9.1 million used for the repurchase of shares under our stock repurchase program in the first nine months of 2015.

Stock Repurchase Program

In August 2014, we announced that our Board of Directors authorized a $20 million stock repurchase program (the “Repurchase Program”). Under the Repurchase Program, we are authorized to repurchase our common stock from time to time on the open market or in privately negotiated transactions. In May 2015, the Board of Directors amended the program to authorize an additional $10 million. We may utilize Rule 10b5-1 trading plans from time to time to allow us to repurchase shares when the Company may otherwise be precluded from doing so under insider trading laws. The timing and amount of any repurchases that are not made pursuant to the Rule 10b5-1 trading plan will be determined based on an evaluation of market conditions and other factors. The Repurchase Program may be suspended or discontinued at any time. During the nine months ended September 30, 2015, we repurchased 998,767 shares of common stock for an aggregate purchase price of $9.1 million pursuant to the Repurchase Program. During the year ended December 31, 2014 we repurchased 1,551,224 shares of common stock for an aggregate purchase price of approximately $15.0 million pursuant to the Repurchase Program.

Accrued Stock-Based Compensation

We had approximately $1.4 million included in accrued compensation expenses on our Consolidated Balance Sheet as of December 31, 2014 for stock-based compensation related to restricted stock awards that had been earned as of that date but were not granted until the first quarter of 2015, at which time the value of the awards was reclassified from accrued compensation to additional paid-in capital. This non-cash compensation expense was recorded as part of stock-based compensation expense in our Consolidated Statement of Operations and Comprehensive Income (Loss) for the year ended December 31, 2014. There were no such accruals as of September 30, 2015.

Term Loan and Credit Facility Borrowings

We currently have a discretionary $5.0 million demand revolving line available to us; no borrowings have been made against this line as of September 30, 2015.

Capital Expenditures

We have recorded capital expenditures primarily for computer equipment and related software needed to host our websites, internal-use software development costs, as well as for leasehold improvements and other general purposes to support our growth. Our capital expenditures totaled $2.7 million and $3.0 million for the nine months ended September 30, 2015 and 2014, respectively. A majority of our capital expenditures in the first nine months of 2015 were internal-use development costs and, to a lesser extent, computer equipment and related software. We are not currently party to any purchase contracts related to future capital expenditures.

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

Foreign Currency Exchange Risk

We currently have subsidiaries in the United Kingdom, Hong Kong, Australia, Singapore, Germany and France. Additionally, we have a wholly foreign-owned enterprise formed under the laws of the People’s Republic of China (“PRC”), and a variable interest entity in Beijing, PRC. Approximately 21% of our revenues for the three months ended September 30, 2015 were derived from customers with billing addresses outside of North America and our foreign exchange gains/losses were not significant. We currently believe our exposure to foreign currency exchange rate fluctuations is financially immaterial and therefore have not entered into foreign currency hedging transactions. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in the future. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Our continued international expansion increases our exposure to exchange rate fluctuations and as a result such fluctuations could have a significant impact on our future results of operations.

Interest Rate Risk

At September 30, 2015, we had cash, cash equivalents and investments totaling $33.2 million. These amounts were invested primarily in money market accounts, municipal bonds and government agency bonds. The cash, cash equivalents and investments were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

Our exposure to market risk also relates to the amount of interest expense we would have to pay if we were to utilize our Amended and Restated Credit Agreement. The advances under this credit facility bear a variable rate of interest determined as a function of the lender’s prime rate or LIBOR (see Note 8 to the Company’s accompanying Consolidated Financial Statements). At September 30, 2015, there were no amounts outstanding under the Amended and Restated Credit Agreement.

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

As of September 30, 2015, management, under the supervision of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2015.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened litigation against us that could have a material adverse effect on our business, operating results or financial condition.

Item 1A.	Risk Factors

Our business is subject to a number of risks, including those identified in Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of September 30, 2015, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014. We may disclose changes to any risk factors presented or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities

None.

(b)	Use of Proceeds from Registered Securities

None.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about purchases by the Company during the quarter ended September 30, 2015 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased	Average Price Paid Per Share *	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2015 – July 31, 2015	549,056	$9.11	549,056	$6,279,003
August 1, 2015 – August 31, 2015	38,672	$8.49	38,672	$5,950,525
September 1, 2015 – September 30, 2015	600	$8.50	600	$5,945,425

Total (2)	588,328	$9.06	588,328	$5,945,425

(1)	On August 5, 2014, the Board of Directors announced the approval of a Stock Repurchase Program (the “Repurchase Program”), which authorized the Company to purchase up to $20 million of shares of its common stock from time to time on the open market or in privately negotiated transactions. In May 2015, the Board of Directors approved an additional $10 million of shares that may be purchased. The Repurchase Program expires on December 31, 2015.
(2)	All shares were repurchased under the Repurchase Program.
*	Price excludes commission of approximately $0.02 per share.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Quarterly Report on Form 10-Q and such Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECHTARGET, INC. (Registrant)

Date: November 9, 2015	By:	/s/ GREG STRAKOSCH
Greg Strakosch, Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2015	By:	/s/ JANICE KELLIHER
Janice Kelliher, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)

Exhibit Index

Exhibit No.	Description of Exhibit

10.1	Second Amendment to Lease Agreement by and between Hines Global REIT Riverside Center, LLC, as landlord and successor in interest to MA-Riverside Project, LLC and TechTarget, Inc., as tenant dated July 23, 2015.

31.1	Certification of Greg Strakosch, Chief Executive Officer of TechTarget, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, dated November 9, 2015.

31.2	Certification of Janice Kelliher, Chief Financial Officer and Treasurer of TechTarget, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, dated November 9, 2015.

32.1	Certifications of Greg Strakosch, Chief Executive Officer of TechTarget, Inc. and Janice Kelliher, Chief Financial Officer and Treasurer of TechTarget, Inc. pursuant to 18 U.S.C. Section 1350, dated November 9, 2015.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2015 and September 30, 2014, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and September 30, 2014 and (iv) Notes to Consolidated Financial Statements.