Form 10-K
period 2015-12-31
TechTarget Inc
filed 2016-03-11
CIK 1293282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 1-33472

TechTarget, Inc.

(Exact name of Registrant as Specified in Its Charter)

Delaware	04-3483216
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

275 Grove Street
Newton, Massachusetts	02466
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 431-9200

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 Par Value	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Exchange Act:

None.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $172.2 million as of June 30, 2015 (based on a closing price of $8.93 per share as quoted by the Nasdaq Global Market as of such date). In determining the market value of non-affiliate common stock, shares of the registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had 32,219,287 shares of Common Stock, $0.001 par value per share, outstanding as of February 29, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for the 2016 annual meeting of shareholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2015.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors. Please refer to our “Forward-Looking Statements” section on page 49.

PART I

Item 1.	Business

Overview

TechTarget, Inc. (“we” or “the Company”) is a Delaware corporation incorporated on September 14, 1999. We are a leading provider of specialized online content that helps buyers of corporate information technology (“IT”) products and services, and a leading provider of marketing services for the sellers of those solutions. Our offerings enable IT vendors to identify, reach and influence corporate IT decision makers who are actively researching specific IT purchases. We do this through customized marketing programs that include data analytics-driven intelligence solutions, demand generation, and brand advertising.

IT professionals have become increasingly specialized, and rely on our network of over 150 websites, each of which focuses on a specific IT sector such as storage, security or networking, for key decision support information tailored to their specific areas of responsibility. We complement our online offerings with targeted in-person events that enable advertisers to engage buyers directly at critical stages of their decision-making process for IT purchases. The majority of our revenues for 2015, 2014 and 2013 were associated with demand generation advertising, branding campaigns and IT Deal Alert™.

We enable IT professionals to navigate the complex and rapidly-changing IT landscape where purchasing decisions can have significant financial and operational consequences. Our content strategy includes three primary sources which IT professionals use to assist them in their pre-purchase research: independent content provided by our professionals, vendor-generated content provided by our customers and user-generated, or peer-to-peer, content. In addition to utilizing our independent content, registered members are able to conduct their pre-purchase research by accessing extensive vendor content across our network of websites. Our network of websites also allows users to seamlessly interact and contribute content, which is highly valued by IT professionals during their research process. As of December 31, 2015, we employed over 150 full-time editors who create original content tailored for specific audiences, which we complement with content through our association with outside industry experts.

We had approximately 16.9 million and 15.3 million registered members as of December 31, 2015 and 2014, respectively. The size of our registered user base does not provide direct insight into the number of our customers or our revenues but it does provide context as to the breadth and reach of our content footprint, which our customers leverage through customized marketing programs. The targeted nature of our user base enables IT vendors to reach a specialized audience efficiently because our content is highly segmented and aligned with the IT vendors’ specific products. We have developed a broad customer base, and delivered advertising campaigns to approximately 1,400 customers in 2015.

Please refer to Item 6, Selected Financial Data, for detailed information about our revenues, net income, total assets and other financial results.

Business Trends

Our business is impacted by macro-economic conditions, including foreign currency markets, and IT industry trends. Because most of our customers are IT vendors, the success of our business is intrinsically linked to the health, and subject to the market conditions, of the IT industry. The performance of the United States (“U.S.”) dollar against foreign currencies impacts our results because our largest customers derive a significant amount of revenue from outside the U.S. In years when the U.S. dollar is strong and foreign currencies are relatively weak, our top 12 largest customers’ revenues and marketing budgets are impacted, which impacts our revenues. Conversely, when the U.S. dollar is weak against foreign currencies, revenues attributable to our largest customers can increase. Our mid-sized customers (comprised of our next largest 100 customers) and smaller customers (typically venture-backed start-ups) generally have less exposure to non-U.S. business. Thus, these customers tend to be less impacted by these trends, which generally results in less of an impact on their marketing budgets and, in turn, our revenues.

Available Information

Our website address is www.techtarget.com. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, available free of charge through our website as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (“SEC”). The SEC maintains an Internet website, at www.sec.gov, that contains reports, proxy and information statements and other information regarding issuers that are filed electronically. Our Code of Business Conduct and Ethics, and any amendments to our Code of Business Conduct and Ethics, Corporate Governance Guidelines and Board Committee Charters, are also available on our website. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reading Reference Room at 100 F Street NE, Washington, DC 20549, and the public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Industry Background

IT professionals’ reliance on online content to research major purchase decisions, and the transition by IT vendors of marketing expenditures from offline to online channels, have been consistent trends that have benefitted us. Going forward, there are some important related trends that we believe our business strategy is well positioned to benefit from:

•	Technology Marketers and Sales Organizations are Increasingly Using Audience Data to Drive Decisions. In the business technology market in particular, advertisers are in the early stages of making use of data to help them determine prospective accounts that should be prioritized for marketing or sales follow-up. We believe we are uniquely positioned to provide data around the purchase intent of specific prospective accounts and potential buyers because of the nature of the content we create and our product focus in these data-driven areas.

•	There is an Increasing Focus on the Ability to Measure and Improve Return on Investment. Our customers are increasingly focused on measuring and improving their return on investment (“ROI”). Before the advent of Internet-based marketing, there were limited tools for accurately measuring the results of marketing campaigns in a timely fashion. The Internet has enabled IT vendors to track individual users and their responses to their marketing programs. With the appropriate technology, vendors now have the ability to assess and benchmark the efficacy of their online advertising campaigns cost-effectively and in real-time. We believe our offerings will benefit as our customers become more adept at this measurement, and that the data we are providing will assist in this effort.

Corporate IT Purchasing

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

IT vendors seek high-ROI marketing platforms that provide access to the specific sectors of IT buyers that are aligned with the solutions they seek to sell. They look for assistance in identifying accounts and individuals who are actively researching upcoming purchases, and distinguishing these prospective buyers from accounts or individuals who are not yet ready to engage in the buying process. IT vendors also need assistance in influencing these prospective buyers, through content marketing programs or brand advertising, in order to improve their ability to successfully position their respective solutions against alternatives being considered.

Our Solution

Our specialized content strategy enables IT vendors to identify, reach and influence corporate IT professionals who are actively researching purchases in specific IT sectors. IT professionals rely on our platform for decision support information tailored to their specific purchasing needs. Our solution benefits from the following competitive advantages:

•	Large and Growing Community of Registered Members. We had approximately 16.9 million registered members as of December 31, 2015. The targeted nature of our user base enables IT vendors to reach a specialized audience efficiently because our content is highly segmented and aligned with the IT vendors’ specific products and services.

•	Strong Customer Relationships. We have developed a broad customer base. During 2015, we delivered marketing services programs for approximately 1,400 customers.

•	Substantial Experience in Online Content Creation and Marketing. We have over 16 years of experience in developing our online media content, with a focus on providing targeted information to

IT professionals and a targeted audience to vendors. Our experience enables us to develop new online properties rapidly and to acquire and efficiently integrate select properties that further serve IT professionals. We have also developed an expertise in implementing integrated, targeted marketing campaigns designed to maximize the measurability of, and improvement in, ROI.

•	Proprietary Data on the Research Behavior of our Registered Members and Site Visitors. Through our Activity Intelligence™ product platform, we collect information on millions of interactions that our members and visitors, and the companies that they are associated with, have with the content on our websites and in our e-mails. Collection and analysis of this information allows us to increase the relevance of our informational offerings to our members and improves our customers’ ROI by allowing us to deliver more qualified prospects.

•	Significant Brand Recognition Among IT Vendors and IT Professionals. Our brand is well-recognized by IT vendors who value our integrated marketing capabilities and high-ROI advertising programs. At the same time, our sector-specific websites command brand recognition among IT professionals, who rely on these websites because of their specificity and depth of content.

•	Favorable Search Engine Rankings. Due to our long history of using a targeted approach toward online publishing, our network of websites has produced a large repository of archived content that allows us to appear on search result pages when users perform targeted searches on search engines such as Google. We are successful in attracting traffic from search engines, which, in turn, increases our registered membership.

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

Benefits to IT Professionals

•	Provides Access to Integrated, Sector-Specific Content. Our websites provide IT professionals with sector-specific content from the three fundamental sources they value in researching IT purchasing decisions: industry experts, peers and vendors. Our independent staff of editors creates content specific to the sectors we serve and the key sub-sectors within them. This content is integrated with other content generated by our network of third-party industry experts, member-generated content and content from IT vendors. The reliability, breadth and depth, and accessibility of our content offerings enable IT professionals to make more informed purchases.

•	Increases Efficiency of Purchasing Decisions. By accessing targeted and specialized information, IT professionals are able to research important purchasing decisions more effectively. Our integrated content offering minimizes the time spent searching for and evaluating content and maximizes the time available for consuming quality information. Furthermore, we provide this specialized, targeted content through a variety of media that together address critical stages of the purchase decision process.

Benefits to IT Vendors

•	Provides Unique Data about In-Market Prospects. Our Activity Intelligence product platform leverages our unique purchase-support content and large base of targeted IT professional users to provide IT vendors with data to help them more effectively identify prospective buyers. Vendors who are increasingly making use of data to drive their marketing and sales strategies make use of our offerings as a key input to driving their progress against this objective.

•

Targets Active Buyers Efficiently. Our highly targeted content attracts specific, targeted audiences that are actively researching purchasing decisions. Using our registered member database and information we collect about their product interests, we are able to target further those registered members most likely to be of value to IT vendors, and offer marketing services programs that help influence these prospective buyers.

•	Generates Measurable, High ROI. Our targeted online content offerings enable us to generate and collect valuable business information about each user and his or her technology preferences. As registered users access content, we are able to build a profile of their technology interests, and that of their company. We leverage this data to provide IT vendors with intelligence that helps them follow up with prospects more effectively and efficiently, improving their ROI on their marketing expenditures with us.

•	Maximizes Awareness and Shortens the Sales Cycle. As a leading distributor of vendor-provided IT white papers, webcasts, videocasts, virtual events and podcasts, we offer IT vendors the opportunity to educate IT professionals during the research process, prior to any direct interaction with vendor salespeople. By distributing proprietary content and reaching their target audiences via our platform, IT vendors can educate audiences, demonstrate much of their product capabilities and proactively brand themselves as specific product leaders. As a result, an IT professional is more knowledgeable about the vendor’s specifications and product by the time he or she engages with the vendor. This reduces sales time and cost that would have been otherwise expended by the vendor’s direct sales force.

•	Reaches IT Professionals at Critical Stages of the Purchase Decision Process. Because our content platform includes both online and event offerings, IT vendors can market to IT professionals at critical stages of the purchase decision process through multiple touch points. In addition to targeting IT professionals as they conduct purchase research on our website, IT vendors can have face-to-face interactions with qualified buyers seeking to finalize purchase decisions at our in-person events.

Our Strategy

Our goal is to deliver superior performance by enhancing our position as a leading provider of specialized content that connects IT professionals with IT vendors in the sectors and sub-sectors that we serve. In order to achieve this goal, we intend to:

•	Continue to Innovate in the Area of Data-Enabled Marketing Services. We believe our ability to leverage our content and audience to identify in-market prospective buyers is a core competency and a key driver of our future growth. Our IT Deal Alert suite of offerings, built on our Activity Intelligence product platform, consists of multiple recently developed products and services that provide IT vendors with data-enabled solutions. We intend to further develop our existing product offerings with new features, and launch additional offerings that extend our capabilities for our customers.

•	Expand into Complementary Sectors. We intend to complement our current offerings and content by continuing to expand our business in order to capitalize on strategic opportunities in existing, adjacent, or new sectors that we believe to be well-suited to our business model and core competencies. Based on our experience, we believe we are able to capitalize rapidly and cost-effectively on new market opportunities.

•

Continue to Expand Our International Presence. We intend to continue to expand our reach into our addressable market by increasing our presence in countries outside the U.S. We have pursued this strategy by launching our own websites directed at users in the United Kingdom, India, Spain, France, China, Australia, and Singapore, or by acquiring properties or companies with properties. We further expanded by acquiring the Computer Weekly and MicroScope online properties in the United Kingdom and E-Magine Médias SAS, which we call LeMagIT, in France. More recently, we launched German and Portuguese language websites as well as websites directed towards users in Latin America. We expect to further penetrate foreign markets by directly launching additional sector specific websites directed at these foreign locales and at additional international markets and, if deemed appropriate, making strategic acquisitions and investments in overseas entities. During 2015, approximately 32% of our total revenues were derived from international geo-targeted campaigns, where our target audience is outside North America. We believe that our integrated product offering across regions continues to resonate with international marketers and is contributing to our successful results. We plan on continuing to invest in these capabilities as we seek opportunities to increase our global reach.

•	Selectively Acquire or Partner with Complementary Businesses. We have used acquisitions in the past as a means of expanding our content and product and service offerings, web traffic and registered members. Our acquisitions to date can be classified into three categories: content-rich blogs or other individually published sites, typically generating less than one million dollars in annual revenues; early stage revenue sites, typically generating between one and five million dollars in annual revenues; and later stage revenue sites, typically generating greater than five million dollars in annual revenues. We intend to continue to pursue selected acquisition or partnership opportunities in our core markets and in adjacent markets for products with similar characteristics.

Platform and Content

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

The diagram below provides a representation of the key market opportunities we address for our advertisers:

The TechTarget Universe: where serious technology buyers decide

Media Groups

Based upon the logical clustering of our users’ respective job responsibilities and the marketing focus of the products being advertised by our customers, we currently categorize our content offerings to address the key market opportunities and audience extensions across nine distinct media groups. Each of these media groups services a wide range of IT vendor sectors and sub-sectors and is driven by the key areas of IT professionals’ interests described below:

•	Security. Every aspect of enterprise computing now depends on secure connectivity, data and applications. The security sector is constantly growing to adapt to new forms of threats and to secure new technologies such as mobile devices, wireless networks and virtualized systems and cloud computing solutions. Compliance regulations, cloud computing adoption, and highly publicized identity and intellectual property thefts are driving interest and investment in increasingly sophisticated security solutions that supplement common “perimeter” security solutions such as firewalls and antivirus software. Our online properties in this sector, which include SearchSecurity.com, SearchCloudSecurity.com, SearchFinancialSecurity.com, and SearchMidMarketSecurity.com, offer navigable and structured guides on IT vendor and technology solutions in key sub-sectors such as network security, intrusion defense, identity management and authentication, data and application security, security-as-a-service, cloud security and security information management software.

•	Networking. Broadly defined, the networking market includes the hardware, software and services involved in the infrastructure and management of both Enterprise and Carrier voice and data networks. As new sub-sectors of networking have emerged and grown in importance, IT networking professionals have increasingly focused their investments in such technologies as VoIP, wireless and mobile computing, social networking and collaboration, application performance, data center fabrics, convergence, software-defined networking (“SDN”) and providing cloud services. Our online properties in this sector, which include SearchNetworking.com, SearchEnterpriseWAN.com, SearchUnifiedCommunications.com, SearchSDN.com and SearchTelecom.com, aim to address the specialized needs of these IT networking professionals by offering content targeted specifically to these emerging growth areas.

•	Storage. The storage sector consists of the market for disk storage systems and tape hardware and software that store and manage data. Growth is fueled by trends inherent in the industry, such as the ongoing need to maintain and supplement data stores, and by external factors, such as expanded compliance regulations and increased focus on disaster recovery solutions. Recent trends reflect an increased emphasis on solid state storage and cloud storage. At the same time, established storage sub-sectors, such as backup and Storage Area Networks (“SAN”s) have been invigorated by new technologies such as disk-based backup, continuous data protection, data deduplication and storage virtualization. Our online properties in this sector, which include SearchStorage.com, SearchDataBackup.com, SearchSMBStorage.com, SearchDisasterRecovery.com, SearchVirtualStorage.com, SearchCloudStorage.com, and SearchSolidStateStorage.com, address IT professionals seeking solutions in key sub-sectors such as fibre channel SANs, solid state storage, virtualization IP & iSCSI SANs, Network Attached Storage (“NAS”), backup hardware and software, and storage management software. The audience at our in-person Storage Decisions conference is comprised almost exclusively of storage decision makers from within IT organizations. This event is supplemented by regional seminars on storage topics.

•

Data Center and Virtualization Technologies. Data centers house the systems and components, such as servers, storage devices, routers and switches, utilized in large-scale, mission-critical computing environments. A variety of trends and new technologies have reinvigorated the data center as a priority among IT professionals. Technologies, such as blade servers, server virtualization, converged infrastructure and cloud computing, have driven renewed investment in data center-class computing solutions. Server consolidation is a focus, driven by the decline in large-scale computing prices relative to distributed computing models. These trends have put pressure on existing data center infrastructure and are driving demand for solutions that address this. For example, the deployment of high-density servers has led to increased heat output and energy consumption in data centers. Power and cooling have thus become a significant cost in IT budgets, making data center energy efficiency a priority. Our key online properties in this sector provide targeted information on the IT vendors, technologies and solutions that serve these sub-sectors. Our properties in this sector include SearchDataCenter.com, covering disaster recovery, power and cooling, mainframe and UNIX® servers, systems management, and server consolidation; SearchEnterpriseLinux.com, focused on Linux migration and infrastructures; Search400.com, covering mid-range computing and SearchCloudComputing.com and SearchAWS.com which cover private, public and hybrid cloud infrastructure. SearchServerVirtualization.com covers the decision points and alternatives for implementing server virtualization, while SearchVMware.com focuses on managing and building out virtual environments on the most widely-installed server virtualization platform. SearchConvergedIT.com covers converged and hyper-converged infrastructure solutions.

We also cover servers, application and desktop solutions deployed in distributed computing environments. The dominant platform, Windows, no longer represents an offering of discrete operating systems but rather a diverse computing environment with its own areas of specialization around IT. As Windows servers have become more stable and scalable, they have taken share in data centers and currently represent one of the largest server sub-sectors. Given the breadth of the Windows market, we have segmented our Windows-focused media based on IT professionals’ infrastructure responsibilities and purchasing focus. Our online properties in this sector include SearchWindowsServer.com, covering servers, storage, and systems management; SearchDomino.com and SearchExchange.com, each targeted toward senior management for distributed computing environments. This network of sites provides resources and advice to IT professionals pursuing solutions related to such topics as Windows backup and storage, server consolidation, and upgrade planning. SearchEnterpriseDesktop.com and LabMice.net focus on the deployment and management of end-user computing environments. SearchMobileComputing.com covers the IT management issues surrounding the increasing deployment of personal technologies such as tablets and smartphones in the workplace. Combined with our two properties that focus on server virtualization, SearchVirtualDesktop.com and BrianMadden.com, each focusing on desktop virtualization, gives us a comprehensive offering addressing the fast-growing area of virtualization technologies. Our online offerings in this sector are supplemented by in-person regional seminars. Our BriForum conferences focus on desktop virtualization and related technologies.

•	CIO/IT Strategy. Our CIO/IT Strategy media group provides content targeted at Chief Information Officers (“CIOs”), and senior IT executives, enabling them to make informed IT purchases throughout the critical stages of the purchase decision process. CIOs’ areas of interest generally align with the major sectors of the IT market; however, CIOs increasingly are focused on the alignment between IT and their businesses’ operations. Data center consolidation, compliance, ITIL/IT service management, disaster recovery/business continuity, risk management and outsourcing as well as including Software as a Service (“SaaS”) and cloud computing have all drawn the attention of IT executives who need to understand the operational and strategic implications of these issues and technologies on their businesses. Accordingly, our targeted information resources for senior IT executives focus on ROI, implementation strategies, best practices and comparative assessment of vendor solutions related to these initiatives. Our online properties in this sector include SearchCIO.com, which provides CIOs in large enterprises with strategic information focused on critical purchasing decisions; and SearchCompliance.com, which provides advice on IT-focused regulations and standards to IT and business executives and other senior IT managers. The CIO/IT Strategy media group also includes online resources and events targeted to IT decision makers in prominent vertical industries. SearchHealthIT.com provides strategic IT purchasing information and advice to senior IT and clinical professionals in hospitals, medical centers, university health centers and other care delivery organizations, as well as organizations in the life sciences sector. InternetofThingsAgenda.com covers the implications of the emergence of the Internet of Things upon information technology infrastructure and strategy.

•	Business Applications and Analytics. Our Business Applications and Analytics media group focuses on mission critical software such as enterprise resource planning (“ERP”), databases and business intelligence, content management enterprise resource planning, and customer facing applications such as customer relationship management (“CRM”) software for mid-sized and large companies. Because these applications are critical to the overall success of the businesses that use them, there is a high demand for specialized information by IT and business professionals involved in their purchase, implementation, and ongoing support. Our applications-focused properties in this sector include SearchCRM.com, SearchSalesforce.com, SearchOracle.com, SearchSAP.com, SearchFinancialApplications.com, SearchSQLServer and SearchManufacturingERP.com. These sites are leading online resources that provide this specialized information to support mission critical business applications such as CRM, sales force automation, databases and ERP software. The information produced by these applications is seen as a corporate asset that is essential for gaining competitive advantage through informed, data-driven decisions that can help improve operational efficiency, enable business agility, and improve sales effectiveness and customer service. As a result, business intelligence and analytics have become pervasive as various organizations increasingly rely on mission critical information to optimize their businesses. Our sites BeyeNETWORK.com, SearchBusinessAnalytics.com, SearchDataManagement.com and SearchContentManagement.com, cover the business intelligence, data management, content management, and collaboration disciplines associated with such initiatives. SearchCloudApplications.com focuses on cloud-based or SaaS deployments of key business applications.

•	Application Architecture and Development. The application architecture and development sector is comprised of a broad landscape of tools and languages that enable developers, architects and project managers to build, customize and integrate software for their businesses. Our application architecture and development online properties focus on development in enterprise environments, the underlying languages such as .NET, Java and XML as well as related application development tools and integrated development environments (“IDEs”). Several trends have had a profound impact on this sector and are driving growth. The desire for business agility with more flexible and interoperable applications architecture continues to propel interest in Service-Oriented Architecture (“SOA”) and Business Process Management (“BPM”). Application integration, application testing and security, as well as AJAX and rich Internet applications are also key areas of continuing focus for vendors and developers. Our online properties in this sector include TheServerSide.com, which hosts independent communities of developers and architects; Ajaxian.com, which serves web developers of rich Internet applications and SearchWinDevelopment.com, which serves Windows developers who use the .Net platform. SearchSoftwareQuality.com offers content focused on application testing and quality assurance while SearchSOA.com and eBizQ.net serve Architects, IT Managers and Line of Business Executives who are interested in building out service oriented architectures, BPM and working with related technologies.

•	Channel. Our Channel sites address the information needs of channel professionals—which we have classified as resellers, value added resellers, solution providers, systems integrators, service providers, managed service providers, and consultants—in the IT market. As IT professionals have become more specialized, IT vendors have actively sought resellers with specific expertise in the vendors’ sub-sectors. Like IT professionals, channel professionals require more focused technical content in order to operate successful businesses in the markets in which they compete. The resulting dynamics in the IT channel are well-suited to our integrated, targeted content strategy. Our online properties in this sector include SearchITChannel.com and SearchCloudProvider.com. In addition to these websites, TechTarget channel media is able to profile channel professionals accessing information on any website within the TechTarget Network. As channel professionals resell, service and support hardware, software and services from vendors in a particular IT sector, the key areas of focus tend to parallel those for the sub-sectors addressed by our IT-focused properties: for storage, backup, storage virtualization and network storage solutions such as fibre channel SANs, NAS, IP SANs; for security, intrusion defense, compliance and identity management; for networking, wireless, network security and VoIP; for systems, consolidation, cloud, converged infrastructure and server virtualization.

•	TechnologyGuide.com. We operate a portfolio of Internet content sites that provide product reviews, price comparisons and user forums for technology products such as laptops, desktops and smartphones. Sites include NotebookReview.com™, Brighthand.com™ (covering smartphones), TabletPCReview.com™, PrinterComparison.com, DesktopReview.com, DigitalCameraReview.com and TechnologyGuide.com, which covers the personal technology segment as a whole. These sites represent an ideal complement to our enterprise-IT-focused TechTarget sites because IT professionals purchase a large volume of laptops, desktops, smartphones and mobile computing devices. Thus, these sites offer additional, complementary, in-depth content for our IT audience, as well as access for our advertisers to the broader audiences that visit these sites for information.

Product Offerings

We use online and a select number of face-to-face event offerings to provide IT vendors with numerous touch points to identify, reach and influence key IT decision makers. The following is a description of the products and services we offer:

Online Offerings

IT Deal Alert. IT Deal Alert is a suite of products and services for IT vendors that leverages the detailed purchase intent data that we collect about end-user IT organizations. Through proprietary scoring methodologies, we use this data to help our customers identify and prioritize accounts whose content consumption around specific IT topics indicates that they are “in-market” for a particular product or service. We also use the data directly to identify and further profile accounts’ upcoming purchase plans.

•	IT Deal Alert: Qualified Sales Opportunities™. Qualified Sales Opportunities is a product that profiles specific in-progress purchase projects, including information on scope and purchase considerations in over 100 technology-specific segments.

•	IT Deal Alert: Priority Engine™. Priority Engine is a subscription service powered by our Activity Intelligence platform, which integrates with salesforce.com. The service delivers information to allow marketers and sales personnel to identify accounts actively researching new technology purchases, and to reach active prospects within those organizations that are relevant to the purchase. We sell this service in approximately 300 technology-specific segments.

•	IT Deal Alert: Deal Data™. Deal Data is a customized solution aimed at sales intelligence and data scientist functions within our customers that makes our Activity Intelligence data directly consumable by the customer’s internal applications.

•	IT Deal Alert: TechTarget Research™. TechTarget Research is a newly launched subscription product that sources proprietary information about purchase transactions from IT professionals who are making and have recently completed these purchases. The offering provides data on market trends, pricing dynamics and vendor win/loss and displacement trends.

Core Online. Our core online offerings enable our customers to reach and influence prospective buyers through content marketing programs designed to generate demand for their solutions, and through display advertising and other brand programs that influence consideration by prospective buyers.

Demand Solutions. Our suite of demand solutions offerings allows IT vendors to maximize ROI by capturing qualified sales leads from the distribution and promotion of content to our audience of IT professionals. All of our demand solutions campaigns offer the Activity Intelligence Dashboard, a technology platform that gives our customers’ marketers and sales representatives a real-time view of their prospects, which includes insights on the research activities of technology buying teams, including at an account level. Demand solutions offerings may also include an additional service, TechTarget Re-Engage™, which helps both technology marketers and their sales teams to identify highly active prospects, detect emerging projects, retarget interested buying teams, and accelerate engagement with specific accounts.

Our demand solutions offerings may also include the following program components:

•	White Papers. White papers are technical documents created by IT vendors to describe business or technical problems which are addressed by the vendors’ products or services. In a program that includes demand solutions, we post white papers on our relevant websites and our users receive targeted promotions about these content assets. Prior to viewing white papers, our registered members and visitors supply their corporate contact information and agree to receive further information from the vendor. The corporate contact and other qualification information for these leads are supplied to the vendor in real time through our proprietary lead management software.

•	Webcasts, Podcasts, Videocasts and Virtual Trade Shows. Webcasts, podcasts, videocasts, virtual trade shows and similar content bring informational sessions directly to attendees’ desktops and mobile devices. As is the case with white papers, our users supply their corporate contact and qualification information to the webcast, podcast, videocast or virtual trade show sponsor when they view or download the content. Sponsorship includes access to the registrant information and visibility before, during and after the event.

•	Content Sponsorships. IT vendors, or groups of vendors, pay us to sponsor independent editorially created content vehicles on specific technology topics where the registrant information is then provided to all participating sponsors. In some cases, these vehicles are supported by multiple sponsors in a single segment, with the registrant information provided to all participating sponsors. Because these offerings are editorially driven, our customers get the benefit of association with independently created content as well as access to qualified sales leads that are researching the topic.

Brand Solutions. Our suite of brand solutions offerings provides IT vendors exposure to targeted audiences of IT professionals actively researching information related to their products and services. We leverage our Activity Intelligence product framework to allow for significant segmentation and targeting of audiences that are accessed through these programs. Components of brand programs may include:

•	On-Network Branding. These offerings enable our customers to influence prospective buyers through display advertising purchased on the websites we operate. Programs may include specific sites, or audience segments across our sites.

•	Off-Network Branding. Our Off-Network offerings allow our customers to influence prospective buyers through display advertising when they are visiting other websites on the Internet. We identify audience segments that can be targeted based on their activity and demonstrated interests against our content and websites, and offer an array of audience extension and retargeting solutions that leverage Activity Intelligence.

•	Microsites. We have a range of solutions that create stand-alone websites for IT vendors, or “embedded” websites that exist within the context of our existing websites, to enable a more immersive experience for IT professionals with the content and brand messaging of the vendor.

Custom Content Creation. We will sometimes create white papers, case studies, webcasts or videos to our customers’ specifications through our Custom Content team. These customized content assets are then promoted to our audience within a demand solutions program.

Events

We operate a select number of face-to-face events, the majority of which are free to IT professionals and are sponsored by IT vendors. Attendees are pre-screened based on event-specific criteria such as sector-specific budget size, company size, or job title. We offer three types of events: multi-day conferences, single-day seminars and custom events. Multi-day conferences provide independent content provided by our professionals to our attendees and allow vendors to purchase exhibit space and other sponsorship offerings that enable interaction with the attendees. We also hold single-day seminars on various topics in major cities. These seminars provide independent content provided by our professionals on key sub-topics in the sectors we serve, are free to qualified attendees, and offer multiple vendors the ability to interact with specific, targeted audiences actively focused on buying decisions. Our custom events differ from our seminars in that they are exclusively sponsored by a single IT vendor and the content is driven primarily by the sole sponsor.

Customers

We market to IT vendors targeting a specific audience within an IT sector or sub-sector. We maintain multiple points of contact with our customers in order to provide support throughout a given organization and during critical stages of the sales cycle. As a result, individual customers often run multiple advertising programs with us in order to reach discrete portions of our targeted audience. Our products and services are generally delivered under short-term contracts that run for the length of a given advertising program, typically less than six months. We have developed a broad customer base and delivered campaigns to approximately 1,400 active advertisers in 2015. During 2015, no single customer represented 10% or more of total revenues.

See Note 13 – Segment Information in the accompanying Notes to Consolidated Financial Statements for geographic data related to our revenues and long-lived assets.

Sales and Marketing

We have an internal direct sales department that works closely with existing and potential customers to develop customized marketing programs that provide highly targeted access to IT professionals. We organize the sales force by the sector-specific media groups that we operate and have a global accounts team that works with our largest advertisers. We believe that our sector-specific sales organization and integrated approach to our product and service offerings allows our sales personnel to develop a high level of expertise in the specific sectors they cover and to create effective marketing programs tailored to the customer’s specific objectives. As of December 31, 2015, our sales and marketing staff consisted of approximately 320 people. The majority of our sales staff is located in our Newton, Massachusetts headquarters and our offices in San Francisco, California and London, England.

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

Competition

The market for IT vendor spend is highly competitive, and in each of the sectors we serve as well as across the products and services we offer, our primary competitors are media companies that produce content specifically for IT professionals. Our primary competitors, each of which possess substantial resources to compete, are United Business Media, QuinStreet, International Data Group, and CBS Interactive/CNet. In the online market we generally compete on the basis of target audience, quality and uniqueness of information content, ease of use of our websites for IT professionals, and the quality and quantity of sales leads generated for IT vendors. Our events generally compete on the basis of the quality and integrity of our content offerings, the quality of our attendees, and the ability to provide events that meet the needs of particular sector segments. We also compete for the users who comprise our target audiences primarily with the media companies that produce content specifically for IT professionals such as United Business Media, QuinStreet, International Data Group, and CBS Interactive/CNet. As we continue to expand internationally, we expect to compete with many of the competitors mentioned above, as well as with established media companies based in particular countries or geographical regions.

User Privacy

We gather in-depth business information about our registered members who consent to provide us such information through one or more of the online registration forms displayed on our websites. We also gather information about users of certain content on our websites by tracking their content consumption or the content consumption of the companies they work for. We post our privacy policy on our websites so that our users can access and understand the terms and conditions applicable to the collection and use of their information. Our privacy policy discloses the types of information we gather, how we use it, and how a user can correct or change this information, including how a user can unsubscribe to our communications and those of our partners. Our privacy policy also explains the circumstances under which we share a user’s information and with whom. Users who register for our websites have the option of indicating specific areas of interest in which they are willing to receive offers via e-mail or postal mail; these offers contain content created either by us or our third-party IT vendor customers. To protect our obligations to our users, we impose constraints that are consistent with our privacy policy on the customers to whom we provide user data. Additionally, when we provide lists to third parties, including to our advertiser customers, it is under contractual terms that are generally consistent with our obligations to users set forth in our privacy policy, as well as in compliance with applicable laws and regulations.

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

CAN-SPAM Act. The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the “CAN-SPAM Act”) regulates commercial e-mails and provides a right on the part of the recipient to request the sender to stop sending messages, and establishes penalties for the sending of e-mail messages that are intended to deceive the recipient as to source or content. Under the CAN-SPAM Act, senders of commercial e-mails (and other persons who initiate those e-mails) are required to make sure that those e-mails do not contain false or misleading transmission information. Commercial e-mails are required to include a valid return e-mail address and other subject heading information so that the sender and the Internet location from which the message has been sent are accurately identified. Recipients must be furnished with an electronic method of informing the sender of the recipient’s decision not to receive further commercial e-mails. In addition, the e-mail must include a postal address of the sender and notice that the e-mail is an advertisement. The CAN-SPAM Act may apply to the e-newsletters that our websites distribute to registered members and to some of our other commercial e-mail communications. The U.S. Federal Trade Commission (the “FTC”) has issued regulations related to the CAN-SPAM Act, including interpretations of such act that indicate that e-newsletters, such as those we distribute to our registered members, will be exempt from most of the provisions of the CAN-SPAM Act. At this time, we are applying the applicable CAN-SPAM requirements to e-newsletters and all other e-mail communications, and believe that our e-mail practices comply with the requirements of the CAN-SPAM Act.

Other Consumer Protection Regulation. The FTC and many state attorneys general are applying federal and state consumer protection laws to require that the online collection, use and dissemination of data, and the presentation of web site content, comply with certain standards for notice, choice, security and access. In many cases, the specific limitations imposed by these standards are subject to interpretation by courts and other governmental authorities, and courts may adopt these developments as law. In addition, the FTC has published principles to address consumer privacy issues that may arise from so-called “behavioral targeting” (i.e. the tracking of a user’s online activities in order to deliver advertising tailored to his or her interests) and to encourage industry self-regulation for public content. Although the FTC excluded from the principles both “first-party” behavioral advertising and contextual advertising (each being the types of behavioral targeting activities in which we are currently primarily engaged), with respect to other types of behavioral targeting that include the storage of more, and potentially sensitive, data or that collects information outside of the “traditional Web site context” (such as through a mobile device or by an ISP), the FTC has stated that it will continue to evaluate self-regulatory programs. Further, the FTC has indicated that it is considering regulations regarding behavioral targeting which may include implementation of a more rigorous opt-in regime. An opt-in policy would prohibit businesses from collecting and using information obtained through behavioral targeting activities from individuals who have not voluntarily consented. The FTC has also issued further clarifying guidance regarding consumer privacy and data collection with a particular focus on the mobile environment. A few states have also introduced legislation that, if enacted, would restrict or prohibit behavioral advertising within the state. In the absence of a federal law pre-empting their enforcement, such state legislation would likely have the practical effect of regulating behavioral advertising nationwide because of the difficulties behind implementing state-specific policies or identifying the location of a particular consumer.

Privacy. In addition, the European Union and its member states and Canada have regulations dealing with the collection and use of personal information obtained from their citizens, some of which we may be subject to as a result of the expansion of our business internationally. Regulations in these countries have focused on the collection, use, disclosure and security of information that may be used to identify or that actually identifies an individual, such as an e-mail address or a name. Further, within the European Union, certain member state data protection authorities regard IP addresses as personal information, and legislation adopted recently in the European Union requires informed consent for the placement of a cookie on a user device.

We believe that we are operating our business in compliance with the regulations that apply to us. However, such laws may be modified or subject to interpretation by governmental agencies or the courts, or, new laws may be enacted in the future, all of which could impact our business and results of operations.

Intellectual Property

We regard our copyrights, domain names, trademarks, trade secrets and similar intellectual property as important to our success, and we rely upon copyright, trademark and trade secrets laws, as well as confidentiality agreements with our employees and others, and protective contractual provisions, to protect the proprietary technologies and content that we have developed. We pursue the registration of our material trademarks in the U.S. and elsewhere. Currently, our TechTarget trademark and logo, as well as certain other marks and logos, are registered federally in the U.S. and selected foreign jurisdictions and we have applied for U.S. and foreign registrations for various other marks. In addition, we have registered over 1,600 domain names that are or may be relevant to our business, including “www.techtarget.com,” “www.knowledgestorm.com,” “www.bitpipe.com,” “www.technologyguide.com” and those leveraging the “search” prefix used in the branding of many of our websites. We also incorporate a number of third-party software products into our technology platform pursuant to relevant licenses. We use third-party software to maintain and enhance, among other things, the content generation and delivery, and support our technology infrastructure. We are not substantially dependent upon these third-party software licenses, and we believe the licensed software is generally replaceable, by either licensing or purchasing similar software from another vendor or building the software functions ourselves.

Employees

As of December 31, 2015, we had 696 employees. Other than a small number of employees in the United Kingdom and France, none of our current employees is represented by a labor union or is the subject of a collective bargaining agreement.

Seasonality

The timing of our revenues is affected by seasonal factors. Our revenues are seasonal primarily as a result of the annual budget approval process of many of our customers, the normal timing at which our customers introduce new products, and the historical decrease in advertising and events activity in summer months. Events revenues also may vary depending on which quarters we produce the event, which may vary when compared to previous periods. The timing of revenues in relation to our expenses, much of which do not vary directly with revenues, has an impact on the cost of online revenues, selling and marketing, product development, and general and administrative expenses as a percentage of revenues in each calendar quarter during the year.

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

The primary source of our revenues is the sale of advertising campaigns to our customers. Our advertising revenues accounted for substantially all of our total revenues for the twelve months ended December 31, 2015. We believe that advertising spending on the Internet, as in traditional media, fluctuates significantly as a result of a variety of factors, many of which are outside of our control. These factors include:

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

Our future growth will depend in large part on continued increased sales of our IT Deal Alert product and service suite.

We sell a suite of products and services called IT Deal Alert, which is based on our Activity Intelligence analytics. The IT Deal Alert suite currently consists primarily of Priority Engine, TechTarget Research, Qualified Sales Opportunities and Deal Data. Our increase in revenues in the year ended December 31, 2015, compared to the comparable period of 2014, was, in part, attributable to sales of IT Deal Alert products. We expect that IT Deal Alert, as well as the expansion of our IT Deal Alert product offerings, will be major components of our future growth. The failure of our IT Deal Alert products to meet anticipated sales levels, our inability to continue to expand successfully our IT Deal Alert suite, or the failure of our current or new IT Deal Alert products and services to achieve and then maintain widespread customer acceptance could have a material adverse effect on our business and financial results. In addition, competitors may develop a service or application that is similar to our IT Deal Alert suite, which could also result in reduced sales for those product offerings.

Our revenues are primarily derived from short-term contracts that may not be renewed.

The primary source of our revenues is the sale of advertising to our customers, and we expect that this will continue to be the case for the foreseeable future. Our advertising contracts are primarily short-term, typically six months or less, and are generally subject to termination without substantial penalty by the customer at any time, generally with minimal notice requirements. We cannot assure you that our current customers will fulfill their obligations under their existing contracts, continue to participate in our existing programs beyond the terms of their existing contracts or enter into any additional contracts for new programs that we offer. In addition, our efforts to enter into longer term arrangements with customers for our IT Deal Alert products and services may not be successful. If a significant number of advertisers or a few large advertisers decided not to continue advertising on our websites or conducting or sponsoring events, we could experience a rapid decline in our revenues over a relatively short period of time.

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

We derive a significant portion of our website traffic from users who search for IT purchasing content through Internet search engines, such as Google, MSN, Bing and Yahoo!. A critical factor in attracting users to our websites is whether we are prominently displayed in response to an Internet search relating to IT content. Search result listings are determined and displayed in accordance with a set of formulas or algorithms developed by the particular Internet search engine. The algorithms determine the order of the listing of results in response to the user’s Internet search. From time to time, search engines revise their algorithms. In some instances, these modifications may cause our websites to be listed less prominently in unpaid search results, which will result in decreased traffic from search engine users to our websites. Our websites may also become listed less prominently in unpaid search results for other reasons, such as search engine technical difficulties, search engine technical changes and changes we make to our websites. In addition, search engines have deemed the practices of some companies to be inconsistent with search engine guidelines and have decided not to list their websites in search result listings at all. Although we could mitigate certain algorithm changes affecting our traffic with increased marketing expenditures, if we are listed less prominently or not at all, in search result listings, traffic to our websites could decline, which could impact our operating results. Increased marketing spend to increase site traffic could also impact our results of operations.

There are a number of risks associated with expansion of our business internationally that could adversely affect our business.

Approximately 24% of our revenues for the year ended December 31, 2015 were derived from customers with billing addresses outside of the U.S. Approximately 32% of our revenues were derived from international geo-targeted campaigns, which are campaigns that are targeted at users who reside outside of North America. We have offices in the United Kingdom, France, Germany, Singapore and Australia, as well as operations in China. We also publish websites in Spanish, French, German, Portuguese and Chinese, targeting users worldwide who speak those languages.

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

We compete for potential advertisers with a number of different types of offerings and companies, including: broad-based media outlets such as television, newspapers and business periodicals that are designed to reach a wide audience; general purpose portals and search engines; and offline and online offerings of media companies that produce content specifically for IT professionals, including International Data Group, United Business Media, QuinStreet and CBS Interactive/CNet. Advertisers may choose our competitors over us not only because they prefer our competitors’ online and events offerings to ours but also because advertisers prefer to utilize other forms of advertising offered by our competitors that are not offered by us and/or to diversify their advertising expenditures. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. They may also offer different pricing than we do which could be more attractive to advertisers. Competitors have historically responded, and may continue to respond, to market conditions by lowering prices to try to attract our customers. As a result, we could lose market share to our competitors in one or more of our businesses and our revenues could decline.

We may not innovate at a successful pace, which could harm our operating results.

Our industry is rapidly adopting new technologies and standards to create and satisfy the demands of users and advertisers. It is critical that we continue to innovate by anticipating and adapting to these changes to ensure that our content-delivery, demand generation and IT Deal Alert products and services remain effective and interesting to our users, advertisers and partners. In addition, we may need to make significant expenditures to achieve these goals. If we fail to accomplish these goals, we may lose users and the advertisers that seek to reach those users, which could harm our operating results. Existing and planned efforts to develop new products, including any subscription-based offerings, may be costly and ultimately not successful.

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

We may fail to identify or successfully acquire and integrate businesses, products and technologies that would otherwise enhance our product and service offerings to our customers and users, and as a result our revenues may decline or fail to grow.

We have acquired, and in the future may acquire or invest in, complementary businesses, products or technologies. Acquisitions and investments involve numerous risks including:

•	difficulty in assimilating the operations and personnel of acquired businesses;

•	potential disruption of our ongoing businesses and distraction of our management and the management of acquired companies;

•	difficulty in incorporating acquired technology and rights into our offerings and services, which could result in additional expenses and/or technical difficulties in delivering our product offerings;

•	potential failure to achieve additional sales and enhance our customer base through cross-marketing of the combined company’s products and services to new and existing customers;

•	potential detrimental impact to our pricing based on the historical pricing of any acquired business with common clients and the market generally;

•	potential litigation resulting from our business combinations or acquisition activities; and

•	potential unknown liabilities associated with the acquired businesses.

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

Because all components of our budgeting and forecasting are dependent upon estimates of growth or contraction in the economy generally, and in the IT market specifically, it can be difficult for us to accurately estimate future income and expenditures. We cannot predict the duration of current economic conditions or the duration or strength of an economic recovery in the U.S. or worldwide generally or in the IT industry or in any of its segments. Further adverse changes may occur as a result of global, domestic or regional economic conditions, changing consumer confidence, unemployment, declines in stock markets, or other factors affecting economic conditions generally. These changes may negatively affect the sales of our offerings, increase exposure to losses from bad debts, increase the cost and decrease the availability of financing, or increase the risk of loss on investments. Any recent growth we have experienced internationally would be negatively affected by any future global downturn.

Risks Related to Data Privacy, Security and Intellectual Property Rights

We may have limited protection of our intellectual property rights, which others could infringe.

Our success and ability to compete are dependent in part on the strength of our proprietary rights, on the goodwill associated with our trademarks, trade names and service marks, and on our ability to use U.S. and foreign laws to protect them. Our intellectual property includes, among other things, our original content, our editorial features, logos, brands, domain names, the technology that we use to deliver our services, the various databases of information that we maintain and make available by license, and the appearances of our websites. We claim common law protection on certain names and marks that we have used in connection with our business activities. Although we have applied for and obtained registration of some of our marks in the U.S. and other countries where we do business, we have not been able to obtain registration of all of our key marks in certain non-U.S. jurisdictions due to prior registration or use by third parties employing similar marks. In addition to U.S. and foreign laws and registration processes, we rely on confidentiality agreements with our employees and third parties and other protective contractual provisions to safeguard our intellectual property.

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

We could be subject to infringement claims from third parties, which may or may not have merit. Due to the nature of content published on our online network, including content placed on our online network by third parties, and as a creator and distributor of original content and research, we face potential liability based on a variety of theories, including defamation, negligence, copyright or trademark infringement, or other legal theories based on the nature, creation or distribution of this information. Such claims may also include, among others, claims that by providing hypertext links to websites operated by third parties, we are liable for wrongful actions by those third parties through these websites. Similar claims have been brought, and sometimes successfully asserted, against online services. It is also possible that our users could make claims against us for losses incurred in reliance on information provided on our networks. In addition, we could be exposed to liability in connection with material posted to our Internet sites by third parties. For example, many of our sites offer users an opportunity to post comments and opinions that are not moderated. Some of this user-generated content may infringe on third-party intellectual property rights or privacy rights or may otherwise be subject to challenge under copyright laws. Such claims, whether brought in the U.S. or abroad, could divert management time and attention away from our business and result in significant cost to investigate and defend, regardless of the merit of these claims. In addition, if we become subject to these types of claims and are not successful in our defense, we may be forced to pay substantial damages. These claims could also result in the need to develop alternative trademarks, content or technology or to enter into costly royalty or licensing agreements. Our insurance may not adequately protect us against these claims. The filing of these claims may also damage our reputation as a high quality provider of unbiased, timely analysis and result in client cancellations or overall decreased demand for our services. We may not have, in all cases, conducted formal evaluations of our content, technology and services to determine whether they expose us to any liability of the sort described above. As a result, we cannot be certain that our technology, offerings, services or online content do not or will not infringe upon the intellectual property or other rights of third parties. If we were found to have infringed on a third party’s intellectual property rights or otherwise found liable for damages as a result of such claims, the value of our brands and our business reputation could be impaired, and our business could suffer.

Changes in laws and standards relating to marketing, data collection and use, and the privacy of Internet users could impact our ability to conduct our business and thereby decrease our advertising revenues.

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

In addition, the European Union and its member states and Canada have regulations dealing with the collection and use of personal information obtained from their citizens. Regulations in these jurisdictions have focused on the collection, transfer, use, disclosure and security of information that may be used to identify or that actually identifies an individual, such as an e-mail address or a name. Further, within the European Union, certain member state data protection authorities regard IP addresses as personal information, and legislation in the European Union requires informed consent for the placement of a cookie on a user device.

U.S. companies have, since 2000, relied on the Department of Commerce Safe Harbor Principles and self-certification process in order to transfer and process the personal data of people in the European Union in a manner that the European Union, until recently, deemed adequate to protect the security of such information. Recently, the European Court of Justice declared that the Safe Harbor was no longer valid. U.S. and European Union lawmakers in February 2016 announced a replacement for the Safe Harbor, called the EU-U.S. Privacy Shield Framework Principles, or Privacy Shield. The Privacy Shield is expected to be deemed adequate by the European Commission to protect the transfer of personal data from the European Union to the U.S. However, there is no assurance that this will be the case, or when this will happen. We are in the process of evaluating what, if any, changes will be required to be made by us to allow reliance on the Privacy Shield and how, if at all, our business and operations will be impacted.

U.S. and European lawmakers and regulators have recently expressed concern over the use of third party cookies or web beacons for the purpose of online behavioral advertising, and efforts to address these uses may result in broader requirements that would apply to our research activities, including our efforts to understand our users’ Internet usage. Such actions may have a chilling effect on businesses like ours that collect or use online usage information generally, or may substantially increase the cost of maintaining a business that collects or uses online usage information, increase regulatory scrutiny and increase the potential of class action lawsuits. In response to marketplace concerns about the usage of third-party cookies and web beacons to track user behaviors, the major browser applications have enabled features that allow the user to limit the collection of certain data. These developments could impair our ability to collect user information that helps us provide more targeted advertising to our users. In addition, several browser applications, including Microsoft Internet Explorer, Mozilla Firefox, Google Chrome and Apple Safari, contain tracking protection features and options that allow users to opt out of ad-tracking cookies and in certain cases block behavioral tracking from specified websites. In the event users implement these tracking protection features and options, they have the potential to affect our business negatively.

We believe that we are in material compliance with all laws and regulations that are applicable to us. As referenced above, these regulations and laws may be modified and new laws may be enacted in the future that may apply to us and affect our business. Further, data protection authorities may interpret existing laws in new ways. We may deploy new products and services from time to time, which may also require us to change our compliance practices. Any such developments (or developments stemming from enactment or modification of other laws) or the failure to anticipate accurately the application or interpretation of these laws could create liability to us, result in adverse publicity and materially affect our business and results of operations.

Increased exposure from loss of personal information due to data breaches and hacks could impose significant additional costs on us.

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

In addition, many states and foreign jurisdictions in which we operate have enacted regulations requiring us to notify customers and, in some cases, governmental authorities, in the event that certain customer information is accessed, or believed to have been accessed, without authorization. Certain regulations also require proscriptive policies to protect against such unauthorized access. Additionally, increasing regulatory demands are requiring us to provide heightened protection of personal information to prevent identity theft and the disclosure of sensitive information. Should we experience a loss of protected data, efforts to regain compliance and address penalties imposed by such regulatory regimes could increase our costs. Also, data breaches could expose us to a risk of loss or litigation and possible liability from third parties or others, which could have an adverse impact on our business.

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

In addition, our networks and websites must accommodate a high volume of traffic and deliver frequently updated information. They have experienced, and may experience in the future, slower response times due to higher than expected traffic, or decreased traffic, for a variety of reasons. There have been instances where our online networks as a whole, or our websites individually, have been inaccessible. Also, slower response times, which have occurred more frequently, can result from general Internet problems, routing and equipment problems involving third-party Internet access providers, problems with third-party advertising servers, increased traffic to our servers, viruses and other security breaches that are out of our control. In addition, our users depend on Internet service providers and online service providers for access to our online networks or websites. Those providers have experienced outages and delays in the past, and may experience outages or delays in the future. Moreover, our Internet infrastructure might not be able to support continued growth of our online networks or websites. Any of these problems could result in less traffic to our networks or websites or harm the perception of our networks or websites as reliable sources of information. Less traffic on our networks and websites or periodic interruptions in service could have the effect of reducing demand for advertising on our networks or websites, thereby reducing our advertising revenues.

Our business depends on continued and unimpeded access to the Internet by us and our users. If government regulations relating to the Internet change, Internet access providers may be able to block, degrade, or charge for access to certain of our products and services, which could lead to additional expenses and the loss of customers and clients.

Our products and services depend on the ability of our users to access the Internet. Currently, this access is provided by companies that have significant market power in the broadband and Internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies, and government-owned service providers. Some of these providers have taken, or have stated that they may take measures, including legal actions, that could degrade, disrupt, or increase the cost of user access to our advertisements or our third-party publishers’ advertisements by restricting or prohibiting the use of infrastructure to support or facilitate our offerings, or by charging increased fees to us or our users to provide our offerings. The Federal Communications Commission has adopted net neutrality rules intended, in part, to prevent network operators from discriminating against legal traffic that transverse their networks. It is unclear whether or how these new rules may be subject to challenge or preemption if the U.S. Congress passes new laws regarding net neutrality and the executive branch adopts these laws. In addition, as we expand internationally, government regulations concerning the Internet, in particular net neutrality, may be nascent or non-existent. This regulatory environment, coupled with the potentially significant political and economic power of local network operators, could cause us to experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business. Such interference could result in a loss of existing customers and clients, and increased costs, and could impair our ability to attract new customers and clients, thereby harming our revenues and growth.

Risks Related to Our Financial Statements and General Corporate Matters

If we do not maintain proper and effective disclosure controls and procedures and internal controls over financial reporting, our ability to produce accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business and investors’ views of us.

Ensuring that we have adequate disclosure controls and procedures, including internal financial and accounting controls and procedures, in place to help ensure that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. On an ongoing basis, both we and our independent auditors document and test our internal controls and procedures in connection with the requirements of Section 404 of the Sarbanes-Oxley Act and, as part of that documentation and testing, identify areas for further attention and improvement. Implementing any appropriate changes to our internal controls may entail substantial costs in order to modify our existing accounting systems, take a significant period of time to complete; and distract our officers, directors and employees from the operation of our business. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements may seriously affect our stock price.

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

We have acquired assets and businesses over time, some of which have resulted in the recording of a significant amount of goodwill and/or intangible assets on our financial statements. We had approximately $93.7 million of goodwill and $1.4 million of net intangible assets as of December 31, 2015. The goodwill and/or intangible assets were recorded because the fair value of the net tangible assets acquired was less than the purchase price. We may not realize the full value of the goodwill and/or intangible assets. As such, we evaluate goodwill and other intangible assets with indefinite useful lives for impairment on an annual basis or more frequently if events or circumstances suggest that the asset may be impaired. We did not have any intangible assets with indefinite lives as of December 31, 2015. We evaluate other intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. If goodwill or other intangible assets are determined to be impaired, we will write off the unrecoverable portion as a charge to our earnings. If we acquire new assets and businesses in the future, as we intend to do, we may record additional goodwill and/or intangible assets. The possible write-off of the goodwill and/or intangible assets could negatively impact our future earnings and, as a result, the market price of our common stock could decline.

The trading value of our common stock may be volatile and decline substantially.

The trading price of our common stock may be volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, these factors include:

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

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. A large portion of our outstanding shares of common stock is held by our officers, directors and significant stockholders. Our largest stockholder is a complex of venture capital funds, which are structured to have a finite life. As these venture capital funds approach or pass the respective terms of the fund, the decision to sell or hold our stock may be based not only on the underlying investment merits of our stock but also on the requirements of their internal fund structure. Our directors, executive officers and significant stockholders beneficially own approximately 15.3 million shares of our common stock, which represents 48% of our outstanding shares as of December 31, 2015. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline substantially.

A limited number of stockholders have the ability to influence the outcome of director elections and other matters requiring stockholder approval.

Our directors, executive officers and significant stockholders beneficially own approximately 48% of our outstanding common stock. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the election of directors, the amendment of our certificate of incorporation and bylaws and the approval of mergers or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by other stockholders.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

In August 2009, we entered into an agreement to lease approximately 87,875 square feet of office space in Newton, Massachusetts (the “Newton Lease”). The Newton Lease commenced in February 2010 and has a term of ten years. In November 2010, the Newton Lease was amended to include an additional 8,400 square feet of office space (the “Amended Newton Lease”). The Amended Newton Lease commenced in March 2011 and runs concurrently with the term of the Newton Lease. We are receiving certain rent concessions over the life of the Newton Lease as well as the Amended Newton Lease. In July 2015, the Newton Lease was again amended to include an additional 14,203 square feet of office space (the “Second Amended Newton Lease”). The Second Amended Newton Lease commenced in the first quarter of 2016 and runs concurrently with the term of the Newton Lease. There are no rent concessions related to the Second Amended Newton Lease, and all rent concessions which were part of the Newton Lease and Amended Newton Lease remain unchanged.

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

Our common stock is listed on the Nasdaq Global Market under the trading symbol “TTGT”. The following table sets forth the high and low sales prices of our common stock, as reported by the Nasdaq Global Market, for each quarterly period in 2015 and 2014:

	High	Low
2015
Quarter ended March 31, 2015	$12.63	$10.34
Quarter ended June 30, 2015	$12.04	$8.48
Quarter ended September 30, 2015	$10.94	$8.43
Quarter ended December 31, 2015	$9.60	$7.78

2014
Quarter ended March 31, 2014	$7.41	$6.35
Quarter ended June 30, 2014	$9.00	$6.14
Quarter ended September 30, 2014	$9.11	$6.79
Quarter ended December 31, 2014	$11.53	$8.50

The closing sale price of our common stock, as reported by the Nasdaq Global Market, was $7.01 on February 29, 2016.

Holders

As of February 29, 2016 there were approximately 90 stockholders of record of our common stock based on the records of our transfer agent.

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

Stock Performance Graph

The following graph compares the cumulative total return to stockholders of our common stock for the period from December 31, 2010 to December 31, 2015, to the cumulative total return of the Russell 2000 Index and the S&P 500 Media Industry Index for the same period. This graph assumes the investment of $100.00 on December 31, 2010 in our common stock, the Russell 2000 Index and the S&P 500 Media Industry Index and assumes any dividends are reinvested.

COMPARATIVE STOCK PERFORMANCE

Among TechTarget Inc.,

the Russell 2000 Index and

S&P 500 Media Industry Index

	12/10	12/11	12/12	12/13	12/14	12/15
TechTarget Inc.	100.00	73.64	69.99	86.51	143.38	101.26
Russell 2000	100.00	95.82	111.49	154.78	162.35	155.18
S&P 500 Media Industry	100.00	107.69	151.20	229.58	258.28	250.57

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

Issuer Purchases of Equity Securities

The following table provides information about purchases by the Company during the quarter ended December 31, 2015 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2015 – October 31, 2015	325,773	$9.09	*	325,773	$2,983,110
November 1, 2015 – November 30, 2015	317,213	$8.41	*	317,213	$316,524
December 1, 2015 – December 31, 2015	36,110	$8.76	*	36,110	$—

Total	679,096	$8.75		679,096	$—

(1)	On August 5, 2014, the Board of Directors announced the approval of a Stock Repurchase Program (the “Repurchase Program”), which authorized the Company to purchase up to $20 million of shares of its common stock from time to time on the open market or in privately negotiated transactions. In May 2015, the Board of Directors approved an additional $10 million of shares that may be purchased under the Repurchase Program. The Repurchase Program expired on December 31, 2015. See Note 11 – Stockholders’ Equity and Note 16 – Subsequent Events in the accompanying Notes to Consolidated Financial Statements for further information related to our Repurchase Program.
*	Price excludes commission of approximately $0.02 per share.

Item 6.	Selected Financial Data

The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K to fully understand factors that may affect the comparability of the information presented below.

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Consolidated Results of Operations Data:
Revenues:
Online	$105,574	$97,607	$79,709	$88,192	$92,303
Events	6,252	8,596	8,787	11,799	13,195

Total revenues	111,826	106,203	88,496	99,991	105,498

Cost of revenues:
Online(1)	26,962	24,629	23,362	23,513	22,373
Events(1)	2,941	3,418	3,771	4,301	4,765

Total cost of revenues	29,903	28,047	27,133	27,814	27,138

Gross profit	81,923	78,156	61,363	72,177	78,360
Operating expenses:
Selling and marketing(1)	43,722	42,836	36,920	36,718	39,586
Product development(1)	7,680	7,161	6,715	7,521	7,688
General and administrative(1)	12,987	14,878	13,916	13,112	13,536
Depreciation	3,982	4,060	3,823	3,279	2,759
Amortization of intangible assets	1,382	1,762	2,223	3,351	3,976
Restructuring charge	—	—	—	—	384

Total operating expenses	69,753	70,697	63,597	63,981	67,929

Operating income (loss)	12,170	7,459	(2,234)	8,196	10,431
Interest and other (expense) income, net	(249)	(333)	(260)	13	(87)

Income (loss) before provision for (benefit from) income taxes	11,921	7,126	(2,494)	8,209	10,344
Provision for (benefit from) income taxes	4,735	3,045	(657)	4,185	5,655

Net income (loss)	$7,186	$4,081	$(1,837)	$4,024	$4,689

Net income (loss) per common share(2):
Basic	$0.22	$0.12	$(0.05)	$0.10	$0.12

Diluted	$0.21	$0.12	$(0.05)	$0.10	$0.12

Weighted average common shares outstanding:
Basic	32,963	33,010	37,886	40,211	38,532

Diluted	34,476	34,641	37,886	40,910	40,567

Other Data:
Adjusted EBITDA (unaudited)(3)	$24,499	$21,459	$9,598	$20,093	$25,417

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$34,691	$38,183	$33,772	$76,340	$63,221
Total assets	$177,859	$177,484	$176,982	$220,192	$209,187
Total liabilities	$17,858	$21,638	$19,920	$20,878	$19,512
Treasury stock	$(113,949)	$(98,851)	$(83,862)	$(35,810)	$(35,343)
Total stockholders’ equity	$160,001	$155,846	$157,062	$199,314	$189,675

(1)	Amounts include stock-based compensation expense as follows:

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Cost of online revenues	$84	$116	$173	$202	$273
Cost of events revenues	—	8	18	18	91
Selling and marketing	3,530	3,287	2,751	2,888	4,713
Product development	111	129	212	265	443
General and administrative	2,899	3,792	2,431	1,894	1,949

Total	$6,624	$7,332	$5,585	$5,267	$7,469

(2)	Basic and diluted net income (loss) per common share is computed by dividing the net income (loss) applicable to common stockholders by the basic and diluted weighted-average number of common shares outstanding for the fiscal period. See Note 2 of our “Notes to Consolidated Financial Statements.”
(3)	The following table reconciles net income (loss) to Adjusted EBITDA for the periods presented and is unaudited:

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Net income (loss)	$7,186	$4,081	$(1,837)	$4,024	$4,689
Interest and other expense (income), net	249	333	260	(13)	87
Provision for (benefit from) income taxes	4,735	3,045	(657)	4,185	5,655
Depreciation	3,982	4,060	3,823	3,279	2,759
Amortization of intangible assets	1,382	1,762	2,223	3,351	3,976
Amortization of purchase price adjustment for earnouts	341	308	201	—	398

EBITDA	17,875	13,589	4,013	14,826	17,564
Stock-based compensation	6,624	7,332	5,585	5,267	7,469
Secondary offering costs	—	538	—	—	—
Restructuring charge	—	—	—	—	384

Adjusted EBITDA	$24,499	$21,459	$9,598	$20,093	$25,417

Adjusted EBITDA is a non-GAAP financial measure used by management when reviewing our performance. EBITDA represents earnings before net interest and other expense (income) net, provision for (benefit from) income taxes, depreciation and amortization. Adjusted EBITDA represents EBITDA as further adjusted to exclude stock-based compensation, secondary offering costs and other one-time charges, if any. We present Adjusted EBITDA as a supplemental performance measure because we believe it facilitates operating performance comparisons from period to period and company to company by backing out potential differences caused by variations in capital structures (affecting interest expense), tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses), the age and book depreciation of fixed assets (affecting relative depreciation expense), acquisition-related charges (such as amortization of intangible assets and earnouts) and the impact of non-cash stock-based compensation expense costs. Because Adjusted EBITDA facilitates internal comparisons of operating performance on a more consistent basis, we also use Adjusted EBITDA in measuring our performance relative to that of our competitors. We also use Adjusted EBITDA in connection with our compensation of our executive officers and senior management. Adjusted EBITDA is not a measurement of our financial performance under Generally Accepted Accounting Principles (“GAAP”) and should not be considered as an alternative to net income (loss), operating income (loss) or any other performance measures derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our profitability or liquidity. We understand that although Adjusted EBITDA is frequently used by securities analysts, lenders and others in their evaluation of companies, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly under the heading “Risk Factors.” Please refer to our “Forward-Looking Statements” section on page 49.

Overview

Background

We are a leading provider of specialized online content that helps buyers of corporate IT products and services, and a leading provider of marketing services for the sellers of those solutions. Our offerings enable IT vendors to identify, reach and influence corporate IT decision makers who are actively researching specific IT purchases. We do this through customized marketing programs that include data analytics-driven intelligence solutions, demand generation and brand advertising.

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

We had approximately 16.9 million and 15.3 million registered members as of December 31, 2015 and 2014, respectively. The size of our registered user base does not provide direct insight into the number of our customers or our revenues but it does provide context as to the breadth and reach of our content footprint, which our customers leverage through customized marketing programs. The targeted nature of our user base enables IT vendors to reach a specialized audience efficiently because our content is highly segmented and aligned with the IT vendors’ specific products. We have developed a broad customer base, and we delivered advertising campaigns to approximately 1,400 customers in 2015.

Executive Summary

Our revenues for the year ended December 31, 2015 grew approximately 5%, to $111.8 million, compared with the same period in 2014.

Online revenues grew 8% over the prior year, driven primarily by growth in the IT Deal Alert offerings. Despite headwinds caused by the strong U.S. dollar, online international geo-targeted revenues, where our target audience is outside North America (“International”) grew 12% compared to the prior year, again driven primarily by IT Deal Alert sales. Overall, IT Deal Alert sales grew 38% in 2015 as compared with 2014. In addition, our international business continues to benefit from the shift to online tools from traditional print sources by IT professionals.

Gross margin was 73% and 74% for the years ended December 2015 and 2014, respectively. Online gross profit increased by $5.6 million, primarily attributable to the increase in online revenues as compared to the same period a year ago. Events gross profit decreased by $1.9 million, primarily as a result of the lower events revenues as compared to the same period in the prior year.

We ended 2015 with Adjusted EBITDA of $24.5 million, which is up 14% from 2014. This growth is primarily driven by the increased revenues as described above. Adjusted EBITDA, a non-GAAP financial measure, is described further in Item 6, Selected Financial Data.

Due to the impact of the strong U.S. dollar on foreign currency, our large multi-national customers, who generate a significant amount of their revenues outside the U.S., continue to be cautious. In the year ended December 31, 2015, online revenues from our top 12 global customers, which have the most international exposure, decreased slightly compared to the same period a year ago. Online revenues from our mid-sized customers (our next largest 100 customers, who have less exposure internationally) increased by approximately 15% year over year. Revenues attributable to our smaller customers, which tend to be venture capital-backed start-ups that primarily operate in North America, increased by approximately 21% over the prior year period. All three customer segments continued to report a challenging environment, and this translated into our customers remaining cautious with their marketing expenditures.

Our key strategic initiatives include:

Geographic – During 2015, approximately 33% of our online revenues were derived from International campaigns. International online revenues (which also includes IT Deal Alert revenues of $3.8 million as discussed below) increased by approximately 12% in the year ended December 31, 2015 as compared to the same period a year ago. We continue to execute very well internationally as we continue to deepen our relatively new relationships with our customers in the United Kingdom, France, Germany, Australia, Singapore, China and Latin America. Due to the impact of the strong U.S. dollar on foreign currency, however, our largest customers continue to be cautious.

Product – IT Deal Alert revenues were approximately $23.2 million in the year ended December 31, 2015, up from approximately $16.8 million in the same period in 2014. This includes International IT Deal Alert revenues of $3.8 million, which is also included in International revenues as discussed above. In the fourth quarter of 2015, we had over 288 active customers utilizing our IT Deal Alert products and services; this is up from 260 customers in the third quarter of 2015. We expect IT Deal Alert to continue to be a meaningful growth driver into 2016.

Sources of Revenues

We sell customized marketing programs to IT vendors targeting a specific audience within a particular IT sector or sub-sector. We maintain multiple points of contact with our customers to provide support throughout their organizations and their customers’ IT sales cycles. As a result, our customers often run multiple advertising programs with us in order to target their desired audience of IT professionals more effectively. There are multiple factors that can impact our customers’ advertising objectives and spending with us, including but not limited to, IT product launches, increases or decreases to their advertising budgets, the timing of key industry marketing events, responses to competitor activities and efforts to address specific marketing objectives such as creating brand awareness or generating sales leads. Our products and services are generally delivered under short-term contracts that run for the length of a given advertising program, typically less than six months. In the year ended December 31, 2015, demand generation and brand advertising remained our primary sources of revenue, while data analytics-driven intelligence solutions, driven by growth in our IT Deal Alert products and services, contributed approximately 22% of online revenue as compared with approximately 17% for the same period in 2014.

The majority of our revenues are derived from the delivery of our online offerings. Online revenue represented 94%, 92% and 90% of total revenues for the years ended December 31, 2015, 2014 and 2013, respectively.

We use online and a select number of face-to-face event offerings to provide IT vendors with numerous touch points to identify, reach and influence key IT decision makers. The following is a description of the products and services we offer:

Online Offerings

IT Deal Alert. IT Deal Alert is a suite of products and services for IT vendors that leverages the detailed purchase intent data that we collect about end-user IT organizations. Through proprietary scoring methodologies, we use this data to help our customers identify and prioritize accounts whose content consumption around specific IT topics indicates that they are “in-market” for a particular product or service. We also use the data directly to identify and further profile accounts’ upcoming purchase plans.

•	IT Deal Alert: Qualified Sales Opportunities. Qualified Sales Opportunities is a product that profiles specific in-progress purchase projects, including information on scope and purchase considerations, in over 100 technology-specific segments.

•	IT Deal Alert: Priority Engine. Priority Engine is a subscription service powered by our Activity Intelligence platform, which integrates with salesforce.com. The service delivers information to allow marketers and sales personnel to identify accounts actively researching new technology purchases, and to reach active prospects within those organizations that are relevant to the purchase. We sell this service in approximately 300 technology-specific segments.

•	IT Deal Alert: Deal Data. Deal Data is a customized solution aimed at sales intelligence and data scientist functions within our customers that makes our Activity Intelligence data directly consumable by the customer’s internal applications.

•	IT Deal Alert: TechTarget Research. TechTarget Research is a newly launched subscription product that sources proprietary information about purchase transactions from IT professionals who are making and have recently completed these purchases. The offering provides data on market trends, pricing dynamics and vendor win/loss and displacement trends.

Core Online. Our core online offerings enable our customers to reach and influence prospective buyers through content marketing programs designed to generate demand for their solutions, and through display advertising and other brand programs that influence consideration by prospective buyers.

Demand Solutions. Our suite of demand solutions offerings allows IT vendors to maximize ROI by capturing qualified sales leads from the distribution and promotion of content to our audience of IT professionals. All of our demand solutions campaigns offer the Activity Intelligence Dashboard, a technology platform that gives our customers’ marketers and sales representatives a real-time view of their prospects, which includes insights on the research activities of technology buying teams, including at an account level. Demand solutions offerings may also include an additional service, TechTarget Re-Engage, which helps both technology marketers and their sales teams to identify highly active prospects, detect emerging projects, retarget interested buying teams, and accelerate engagement with specific accounts.

Our demand solutions offerings may also include the following program components:

•

White Papers. White papers are technical documents created by IT vendors to describe business or technical problems which are addressed by the vendors’ products or services. In a program that includes demand solutions, we post white papers on our relevant websites and our users receive targeted promotions about these content assets. Prior to viewing white papers, our registered members and visitors supply their corporate contact information and agree to receive further information from the vendor. The corporate contact and other qualification information for these leads are supplied to the vendor in real time through our proprietary lead management software.

•	Webcasts, Podcasts, Videocasts and Virtual Trade Shows. Webcasts, podcasts, videocasts, virtual trade shows and similar content bring informational sessions directly to attendees’ desktops and mobile devices. As is the case with white papers, our users supply their corporate contact and qualification information to the webcast, podcast, videocast or virtual trade show sponsor when they view or download the content. Sponsorship includes access to the registrant information and visibility before, during and after the event.

•	Content Sponsorships. IT vendors, or groups of vendors, pay us to sponsor independent editorially created content vehicles on specific technology topics where the registrant information is then provided to all participating sponsors. In some cases, these vehicles are supported by multiple sponsors in a single segment, with the registrant information provided to all participating sponsors. Because these offerings are editorially driven, our customers get the benefit of association with independently created content as well as access to qualified sales leads that are researching the topic.

Brand Solutions. Our suite of brand solutions offerings provides IT vendors exposure to targeted audiences of IT professionals actively researching information related to their products and services. We leverage our Activity Intelligence product framework to allow for significant segmentation and targeting of audiences that are accessed through these programs. Components of brand programs may include:

•	On-Network Branding. These offerings enable our customers to influence prospective buyers through display advertising purchased on the websites we operate. Programs may include specific sites, or audience segments across our sites.

•	Off-Network Branding. Our Off-Network offerings allow our customers to influence prospective buyers through display advertising when they are visiting other websites on the Internet. We identify audience segments that can be targeted based on their activity and demonstrated interests against our content and websites, and offer an array of audience extension and retargeting solutions that leverage Activity Intelligence.

•	Microsites. We have a range of solutions that create stand-alone websites for IT vendors, or “embedded” websites that exist within the context of our existing websites, to enable a more immersive experience for IT professionals with the content and brand messaging of the vendor.

Custom Content Creation. We will sometimes create white papers, case studies, webcasts or videos to our customers’ specifications through our Custom Content team. These customized content assets are then promoted to our audience within a demand solutions program.

Events

Events revenues represented 6%, 8% and 10% of total revenues for the years ended December 31, 2015, 2014 and 2013, respectively. We operate a select number of face-to-face events, the majority of which are free to IT professionals and are sponsored by IT vendors. Attendees are pre-screened based on event-specific criteria such as sector-specific budget size, company size, or job title. We offer three types of events: multi-day conferences, single-day seminars and custom events. Multi-day conferences provide independent content provided by our professionals to our attendees and allow vendors to purchase exhibit space and other sponsorship offerings that enable interaction with the attendees. We also hold single-day seminars on various topics in major cities. These seminars provide independent content provided by our professionals on key sub-topics in the sectors we serve, are free to qualified attendees, and offer multiple vendors the ability to interact with specific, targeted audiences actively focused on buying decisions. Our custom events differ from our seminars in that they are exclusively sponsored by a single IT vendor and the content is driven primarily by the sole sponsor.

Revenue growth for the twelve month periods ended December 31, 2015, 2014 and 2013 was as follows ($ in thousands):

	Twelve Months Ended December 31,
	2015	2014	2015 vs. 2014% change	2013	2014 vs. 2013% change
Total Online	$105,574	$97,607	8%	$79,709	22%

Total Online by Geographic Area:
North America:
North America Core Online	51,754	52,734	-2%	52,737	0%
North America IT Deal Alert	19,395	14,257	36%	3,537	303%

Total North America Online	71,149	66,991	6%	56,274	19%
International:
International Core Online	30,648	28,090	9%	23,086	22%
International IT Deal Alert	3,777	2,526	50%	349	624%

Total International Online	34,425	30,616	12%	23,435	31%
Total Online by Product:
Core Online:
North America Core Online	51,754	52,734	-2%	52,737	0%
International Core Online	30,648	28,090	9%	23,086	22%

Total Core Online	82,402	80,824	2%	75,823	7%
IT Deal Alert:
North America IT Deal Alert	19,395	14,257	36%	3,537	303%
International IT Deal Alert	3,777	2,526	50%	349	624%

Total IT Deal Alert	23,172	16,783	38%	3,886	332%
Total Events	$6,252	$8,596	-27%	$8,787	-2%

Total Revenues	$111,826	$106,203	5%	$88,496	20%

Cost of Revenues, Operating Expenses and Other

Expenses consist of cost of online and event revenues, selling and marketing, product development, general and administrative, depreciation, amortization and interest and other expense, net. Personnel-related costs are a significant component of each of these expense categories except for depreciation, amortization and interest and other expense, net.

Cost of Online Revenues. Cost of online revenues consist primarily of: salaries and related personnel costs; member acquisition expenses (primarily keyword purchases from leading Internet search sites); freelance writer expenses; website hosting costs; vendor expenses associated with the delivery of webcast, podcast, videocast and similar content, and other offerings; stock-based compensation expenses; facility expenses and other related overhead.

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

Depreciation. Depreciation expense consists of the depreciation of our property and equipment and other capitalized assets. Depreciation is calculated using the straight-line method over their estimated useful lives, ranging from two to ten years.

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

Interest and Other Income (Expense), Net. Interest income (expense), net consists primarily of interest income earned on cash, cash equivalents and short-term and long-term investments less any interest expense incurred, including amortization of premiums on our investments. We historically have invested our cash in money market accounts, municipal bonds and government agency bonds. Other income (expense), net consists of non-operating gains or losses, primarily related to foreign currency exchange.

Application of Critical Accounting Policies and Use of Estimates

The discussion of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue, long-lived assets, goodwill, allowance for doubtful accounts, stock-based compensation, contingent liabilities, self-insurance accruals and income taxes. We based our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe to be reasonable. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Our actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments used in the preparation of our consolidated financial statements. See the notes to our consolidated financial statements for information about these critical accounting policies as well as a description of our other accounting policies.

Revenue Recognition

We generate substantially all of our revenues from the sale of targeted advertising campaigns, which we deliver via our network of websites, data analytics solutions, and events. In all cases, we recognize revenue only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

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

Online Offerings

IT Deal Alert. IT Deal Alert is a suite of products and services for IT which includes Qualified Sales Opportunities, Priority Engine, Deal Data and TechTarget Research. Qualified Sales Opportunities revenue is recognized when the Qualified Sales Opportunity is delivered to the customer, Priority Engine revenue is recognized ratably over the duration of the service, Deal Data revenue is recognized upon delivery of the data to the customer and Research revenue is recognized when the product is delivered.

Core Online. Our core online offerings enable our customers to reach and influence prospective buyers through content marketing programs designed to generate demand for their solutions, and through display advertising and other brand programs that influence consideration by prospective buyers.

Demand Solutions. As part of our demand solutions campaign offerings, we may guarantee a minimum number of qualified leads to be delivered over the course of the campaign. We determine the content necessary to achieve performance guarantees. Scheduled end dates of campaigns sometimes need to be extended, pursuant to the terms of the arrangement, to satisfy lead guarantee obligations. We estimate a revenue reserve necessary to adjust revenue recognition for extended campaigns. These estimates are based on our experience in managing and fulfilling these offerings. The customer has cancellation privileges which generally require advance notice by the customer and require proportional payment by the customer for the portion of the campaign period that has been provided. Additionally, we offer sales incentives to certain customers, primarily in the form of volume rebates, which are classified as a reduction of revenues and are calculated based on the terms of the specific customer’s contract. We accrue for these sales incentives based on contractual terms and historical experience. We recognize revenue from cost per lead advertising during the period in which leads are delivered to our customers and from duration-based campaigns over the duration of the campaign, which is typically less than six months.

Brand Solutions. Brand solutions consist mostly of banner revenue, which is recognized in the period in which the banner impressions, engagements or clicks occur and microsite revenue, which is recognized over the period during which the microsites are live.

Custom Content. Custom content revenue is recognized when the creation is completed and delivered to the customer.

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

Long-Lived Assets

Our long-lived assets consist primarily of property and equipment, capitalized software, goodwill and other intangible assets. Goodwill and other intangible assets have arisen principally from our acquisitions. The amount assigned to intangible assets is subjective and based on our estimates of the future benefit of the intangible assets using accepted valuation techniques, such as discounted cash flow and replacement cost models. Our long-lived assets, other than goodwill, are amortized over their estimated useful lives, which we determine based on the consideration of several factors including the period of time the asset is expected to remain in service. Intangible assets are amortized over their estimated useful lives, which range from three to ten years, using methods of amortization that are expected to reflect the estimated pattern of economic use. Consistent with our determination that we have only one reporting segment, we have determined that there is only one reporting unit and test goodwill for impairment at the entity level. We evaluate the carrying value and remaining useful lives of long-lived assets, other than goodwill, whenever indicators of impairment are present. We evaluate the carrying value of goodwill annually using the two step process required by Accounting Standards Codification 350, Intangibles – Goodwill and Other (“ASC 350”). The first step of the impairment test is to identify potential impairment by comparing the reporting unit’s fair value with its net book value (or carrying amount), including goodwill. The fair value is estimated based on a market value approach. If the fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is not performed. Whenever indicators of impairment are present, we would perform the second step and compare the implied fair value of the reporting unit’s goodwill, as defined by ASC 350, to its carrying value to determine the amount of the impairment loss, if any. As of December 31, 2015, there were no indications of impairment based on our step one analysis, and our estimated fair value exceeded our carrying value by a significant margin.

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

The allowance for doubtful accounts was $1.7 million and $1.0 million at December 31, 2015 and 2014, respectively.

Stock-Based Compensation

We measure stock-based compensation at the grant date based on the fair value of the award and recognize stock-based compensation in our results of operations using the straight-line method over the vesting period of the award. We use the Black-Scholes option pricing model to determine the fair value of stock option awards. We calculated the fair values of the options granted using the following estimated weighted average assumptions:

	Years Ended December 31,
	2015	2014	2013
Expected volatility	47%	78%	67%
Expected term	6 years	6 years	5 years
Risk-free interest rate	1.67%	1.62%	0.58%
Expected dividend yield	—%	—%	—%
Weighted-average grant date fair value per share	$3.72	$7.22	$3.89

The expected volatility of options granted in 2015, 2014 and 2013 was determined using a weighted average of the historical volatility of our stock for a period equal to the expected life of the option. The risk-free interest rate is based on a zero coupon U.S. treasury instrument whose term is consistent with the expected life of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. We applied an estimated annual forfeiture rate in determining the expense recorded in each year.

Internal-Use Software and Website Development Costs

We capitalize costs of materials, consultants and compensation and related expenses of employees who devote time to the development of internal-use software and website applications and infrastructure involving developing software to operate our websites. However, we expense as incurred website development costs for new features and functionalities since it is not probable that they will result in additional functionality until they are both developed and tested with confirmation that they are more effective than the current set of features and functionalities on our websites. Our judgment is required in determining the point at which various projects enter the state at which costs may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized, which is generally three years. To the extent that we change the manner in which we develop and test new features and functionalities related to our websites, assess the ongoing value of capitalized assets or determine the estimated useful lives over which the costs are amortized, the amount of website development costs we capitalize and amortize in future periods would be impacted. We review capitalized internal-use software and website development costs for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We would recognize an impairment loss only if the carrying amount of the asset is not recoverable and exceeds its fair value. We capitalized internal-use software and website development costs of $2.9 million, $3.0 million and $3.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Income Taxes

We are subject to income taxes in both the U.S. and foreign jurisdictions, and we use estimates in determining our provision for income taxes. We recognize deferred tax assets and liabilities based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates.

Our deferred tax assets are comprised primarily of book to tax differences on stock-based compensation and timing of deductions for deferred rent, accrued expenses, depreciation and amortization. As of December 31, 2015, we had a California net operating loss (“NOL”) carryforward acquired from Bitpipe of approximately $0.2 million which expires in 2018. We also had foreign NOL carryforwards of $1.4 million, which may be used to offset future taxable income in foreign jurisdictions until they expire, through 2020. The deferred tax assets related to the California and foreign NOL carryforwards have been fully offset by a valuation allowance.

Additionally, we have a $0.2 million federal NOL carryforward that will expire in 2034.

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

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Years Ended December 31,
	2015		2014		2013
	($ in thousands)
Revenues:
Online	$105,574	94%	$97,607	92%	$79,709	90%
Events	6,252	6	8,596	8	8,787	10

Total revenues	111,826	100	106,203	100	88,496	100

Cost of revenues:
Online	26,962	24	24,629	23	23,362	27
Events	2,941	3	3,418	3	3,771	4

Total cost of revenues	29,903	27	28,047	26	27,133	31

Gross profit	81,923	73	78,156	74	61,363	69
Operating expenses:
Selling and marketing	43,722	39	42,836	40	36,920	42
Product development	7,680	7	7,161	7	6,715	8
General and administrative	12,987	12	14,878	14	13,916	16
Depreciation	3,982	4	4,060	4	3,823	4
Amortization of intangible assets	1,382	1	1,762	2	2,223	2

Total operating expenses	69,753	63	70,697	67	63,597	72

Operating income (loss)	12,170	10	7,459	7	(2,234)	(3)
Interest and other expense, net	(249)	—	(333)	—	(260)	—

Income (loss) before provision for (benefit from) income taxes	11,921	10	7,126	7	(2,494)	(3)
Provision for (benefit from) income taxes	4,735	4	3,045	3	(657)	(1)

Net income (loss)	$7,186	6%	$4,081	4%	$(1,837)	(2)%

Comparison of Fiscal Years Ended December 31, 2015 and 2014

Revenues

	Years Ended December 31,
	2015	2014	Increase (Decrease)	Percent Change
	($ in thousands)
Revenues:
Online	$105,574	$97,607	$7,967	8%
Events	6,252	8,596	(2,344)	(27)

Total revenues	$111,826	$106,203	$5,623	5%

Online. Online revenues for the year ended December 31, 2015 (“fiscal 2015”) increased by $8.0 million over the year ended December 31, 2014 (“fiscal 2014”). This increase was primarily attributable to a $6.4 million increase in revenues from new product offerings, primarily IT Deal Alert, and growth of international core online.

Events. The decrease in events revenues is primarily due to a reduction in the number of custom and editorial events held during the period.

Cost of Revenues and Gross Profit

	Years Ended December 31,
	2015	2014	Increase (Decrease)	Percent Change
	($ in thousands)
Cost of revenues:
Online	$26,962	$24,629	$2,333	9%
Events	2,941	3,418	(477)	(14)

Total cost of revenues	$29,903	$28,047	$1,856	7%

Gross profit	$81,923	$78,156	$3,767	5%
Gross profit percentage	73%	74%

Cost of Online Revenues. The increase in cost of online revenues was primarily attributable to costs related to new product offerings.

Cost of Events Revenues. The decrease in cost of events revenues was primarily due to decreases in variable direct and employee-related costs as a result of the decrease in the number of events that we conducted.

Gross Profit. Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. Gross profit percentage for fiscal 2015 was 73% as compared to 74% for fiscal 2014. Online gross profit increased $5.6 million in fiscal 2015 as compared to the same period in 2014, primarily attributable to the increase in online revenues as compared to the same period a year ago. Online gross profit percentage decreased to 74% in fiscal 2015 from 75% in fiscal 2014. Events gross profit decreased by $1.9 million, primarily as a result of the lower events revenues as compared to the same period in the prior year. Events gross profit percentage decreased to 53% in fiscal 2015 from 60% in fiscal 2014. Because the majority of our costs are labor-related, we expect our gross profit to fluctuate from period to period depending on the total revenues for the period, as well as the relative contribution of online and events revenues to our total revenues and product mix.

Operating Expenses and Other

	Years Ended December 31,
	2015	2014	Increase (Decrease)	Percent Change
	($ in thousands)
Operating expenses:
Selling and marketing	$43,722	$42,836	$886	2%
Product development	7,680	7,161	519	7
General and administrative	12,987	14,878	(1,891)	(13)
Depreciation	3,982	4,060	(78)	(2)
Amortization of intangible assets	1,382	1,762	(380)	(22)

Total operating expenses	$69,753	$70,697	$(944)	(1)%

Interest and other expense, net	$(249)	$(333)	$84	25%

Provision for income taxes	$4,735	$3,045	$1,690	56%

Selling and Marketing. Selling and marketing expenses increased year over year, primarily due to increased investment in product innovation and increased costs due to international expansion, offset in part by a reduction in variable compensation-related expenses.

Product Development. The increase in product development expense was primarily caused by development efforts toward new products. To a lesser extent, the increase was caused by a reduction in the amount of these costs that were capitalized year over year as some resources were allocated to non-capitalized projects.

General and Administrative. The decrease in general and administrative expense for the year ended December 31, 2015 compared to the same period in 2014 was primarily due to a $1.2 million decrease in stock-based and other incentive compensation related directly to our 2014 financial results, $0.5 million in fees related to a secondary public offering in the second quarter of 2014, as well as decreases in legal fees and corporate excise taxes, offset in part by increases in compensation-related expenses, professional fees and bad debt expense.

Depreciation and Amortization of Intangible Assets. The decrease in depreciation expense is related to certain capitalized internal- use software development costs becoming fully depreciated early in 2015. The decrease in amortization of intangible assets expense was attributable to certain intangible assets becoming fully amortized during fiscal 2014 and the first half of 2015.

Interest and Other Expense, Net. The decrease in interest and other expense, net, is primarily due to an increase in interest income, net. Interest income, net in 2015 was $53,000 compared to interest expense, net of $31,000 in 2014, primarily due to amortization of the discount on the LeMagIT acquisition final installment payment, which was made in 2014. Other expense, net, which is comprised of foreign currency-related charges due to changes in exchange rates in countries where we record accounts receivable and accounts payable in the normal course of business, was relatively flat year over year.

Provision for Income Taxes. Our effective tax rate was 40% and 43% for the years ended December 31, 2015 and 2014, respectively. We have permanent differences that increase our tax expense on income or reduce our tax benefit on loss; the lower rate in 2015 as compared to 2014 is primarily due to a reduction in non-deductible expenses in the U.S. for 2015. The effective tax rate differs from the statutory rate primarily due to the permanent difference of nondeductible expenses and state income taxes.

Comparison of Fiscal Years Ended December 31, 2014 and 2013

Revenues

	Years Ended December 31,
	2014	2013	Increase (Decrease)	Percent Change
	($ in thousands)
Revenues:
Online	$97,607	$79,709	$17,898	22%
Events	8,596	8,787	(191)	(2)

Total revenues	$106,203	$88,496	$17,707	20%

Online. Online revenues for the year ended December 31, 2014 represented a $17.9 million increase over the year ended December 31, 2013 (“fiscal 2013”). This increase was primarily attributable to a $12.9 million increase in revenues from new product offerings, primarily IT Deal Alert, and growth of international core online.

Events. The decrease in events revenues is primarily due to a reduction in the number of conferences and editorial events held during the period, partially offset by an increase in the number of custom events that we conducted.

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

Gross Profit. Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. Online gross profit increased $16.6 million in fiscal 2014 as compared to the same period in 2013, primarily attributable to the increase in online revenue as compared to the same period a year earlier, along with our ability to support this revenue growth with our fixed cost base. Events gross profit increased by $0.2 million, primarily as a result of variable cost savings on the events we ran in fiscal 2014. Gross profit percentage for fiscal 2014 was 74% as compared to 69% for fiscal 2013. Because the majority of our costs are labor-related, we expect our gross profit to fluctuate from period to period depending on the total revenues for the period, as well as the relative contribution of online and events revenues to our total revenues.

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

Interest and Other Expense, Net. The increase in interest and other expense, net, is primarily due to an increase in foreign currency-related charges due to changes in exchange rates in countries where we record accounts receivable and accounts payable in the normal course of business; other expense in fiscal 2014 was $0.3 million compared to $0.2 million in fiscal 2013. Interest expense was relatively flat year over year.

Provision for (Benefit from) Income Taxes. Our effective tax rate was 43% and 26% for the years ended December 31, 2014 and 2013, respectively. We have permanent differences that increase our tax expense on income or reduce our tax benefit on loss; the lower rate in 2013 as compared to 2014 is primarily due to our pre-tax loss position in the U.S. for 2013. The effective tax rate differs from the statutory rate primarily due to the permanent difference of nondeductible expenses and state income taxes.

Selected Quarterly Results of Operations

The following table presents our unaudited quarterly consolidated results of operations for the eight quarters ended December 31, 2015. The unaudited quarterly consolidated information has been prepared on the same basis as our audited consolidated financial statements. You should read the following table presenting our quarterly consolidated results of operations in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

	For the Three Months Ended
	2015				2014
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31
	(in thousands, except per share data)
Revenues:
Online	$23,048	$27,736	$27,066	$27,724	$22,080	$23,652	$24,218	$27,657
Events	610	2,021	1,941	1,680	897	2,496	2,214	2,989

Total revenues	23,658	29,757	29,007	29,404	22,977	26,148	26,432	30,646

Cost of revenues:
Online	6,529	6,719	6,802	6,912	6,090	6,149	5,949	6,441
Events	455	877	710	899	547	979	805	1,087

Total cost of revenues	6,984	7,596	7,512	7,811	6,637	7,128	6,754	7,528

Gross profit	16,674	22,161	21,495	21,593	16,340	19,020	19,678	23,118
Operating expenses:
Selling and marketing	10,341	10,958	11,526	10,897	9,746	10,007	10,964	12,119
Product development	1,776	2,032	1,915	1,957	1,605	1,742	1,854	1,960
General and administrative	3,020	3,591	3,265	3,111	3,352	3,884	3,628	4,014
Depreciation	1,008	1,016	999	959	989	1,012	1,024	1,035
Amortization of intangible assets	373	344	337	328	451	454	451	406

Total operating expenses	16,518	17,941	18,042	17,252	16,143	17,099	17,921	19,534

Operating income	156	4,220	3,453	4,341	197	1,921	1,757	3,584
Interest and other (expense) income, net	(163)	250	(209)	(127)	10	99	(230)	(212)

(Loss) income before (benefit from) provision for income taxes	(7)	4,470	3,244	4,214	207	2,020	1,527	3,372
(Benefit from) provision for income taxes	(354)	1,641	1,203	2,245	72	717	589	1,667

Net income	$347	$2,829	$2,041	$1,969	$135	$1,303	$938	$1,705

Net income per share – basic	$0.01	$0.09	$0.06	$0.06	$0.00	$0.04	$0.03	$0.05

Net income per share – diluted	$0.01	$0.08	$0.06	$0.06	$0.00	$0.04	$0.03	$0.05

Seasonality

The timing of our revenues is affected by seasonal factors. Our revenues are seasonal primarily as a result of the annual budget approval process of many of our customers, the normal timing at which our customers introduce new products, and the historical decrease in advertising and events activity in summer months. Events revenues also may vary depending on which quarters we produce the event, which may vary when compared to previous periods. The timing of revenues in relation to our expenses, much of which do not vary directly with revenues, has an impact on the cost of online revenues, selling and marketing, product development, and general and administrative expenses as a percentage of revenues in each calendar quarter during the year.

The majority of our expenses are personnel-related and include salaries, stock-based compensation, benefits and incentive-based compensation plan expenses. As a result, we have not experienced significant seasonal fluctuations in the timing of our expenses period to period.

Liquidity and Capital Resources

Resources

At December 31, 2015, our cash, cash equivalents and investments totaled $34.7 million. Our cash, cash equivalents and investments decreased $3.5 million during fiscal 2015, primarily from the repurchase of shares under our stock repurchase plan and purchases of property and equipment and other capitalized assets, offset by cash generated by our operations and cash received from employee stock option exercises. We believe that our existing cash, cash equivalents, and investments, our cash flow from operating activities and available bank borrowings will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion internationally, future acquisitions we might undertake, and the expansion into complementary businesses. To the extent that our cash and cash equivalents, investments and cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more additional acquisitions of businesses.

	As of December 31,
	2015	2014	2013
	(in thousands)
Cash, cash equivalents and investments	$34,691	$38,183	$33,772
Accounts receivable, net	$26,549	$23,200	$22,116

Cash, Cash Equivalents and Investments

Our cash, cash equivalents and investments at December 31, 2015 were held for working capital purposes and were invested primarily in money market accounts, municipal bonds and government agency bonds and, to a lesser extent, corporate bonds. We do not enter into investments for trading or speculative purposes.

Accounts Receivable, Net

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our service delivery and billing activity, cash collections, and changes to our allowance for doubtful accounts. We use days sales outstanding, (“DSO”), as a measurement of the quality and status of our receivables. We define DSO as net accounts receivable at quarter end divided by total revenues for the applicable period, multiplied by the number of days in the applicable period. DSO was 83 days at December 31, 2015, 70 days at December 31, 2014 and 86 days at December 31, 2013. The change in DSO year over year is primarily due to the timing of payments from all classes of customers.

Cash Flows

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Cash provided by operating activities	$11,263	$18,217	$8,275
Cash (used in) provided by investing activities	$(4,933)	$(4,733)	$4,645
Cash used in financing activities	$(10,805)	$(9,535)	$(45,986)

Operating Activities

Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, the provision for bad debt, stock-based compensation, deferred income taxes, and the effect of changes in working capital and other activities. Cash provided by operating activities for the year ended December 31, 2015 was $11.3 million compared to $18.2 million and $8.3 million in the years ended December 31, 2014 and 2013, respectively.

The decrease in cash provided by operations in fiscal 2015 compared to fiscal 2014 was primarily a result of changes in operating assets and liabilities of $(7.5) million in 2015 compared to $0.8 million in 2014. Significant components of the changes in assets and liabilities in 2015 included an increase in accounts receivable of $4.2 million, as evidenced by the increase in DSO during the period, a $1.6 million decrease in income taxes payable, a $0.9 million decrease in accounts payable and a $1.0 million decrease in accrued compensation, primarily resulting from annual bonuses from 2014 that were paid in the first quarter of 2015. These changes were offset in part by an increase in accrued expenses of $1.8 million, primarily related to tax withholdings on net share settlements, and an increase in deferred revenue of $0.7 million. Additionally, tax benefits relating to excess stock-based compensation deductions are presented as financing cash flows. Cash flows from tax benefits related to stock-based compensation deductions were $3.2 million in 2015 as compared to $0.7 million in 2014.

The increase in cash provided by operations in fiscal 2014 compared to fiscal 2013 was primarily caused by a $5.5 million increase in net income adjusted for non-cash related items, which was primarily related to net income of $4.1 million in 2014 compared to net income of $1.8 million in 2013 and stock-based compensation of $7.3 million in 2014 compared with $5.6 million in 2013. Also contributing to this increase in cash from operations were positive adjustments in operating assets and liabilities of $0.8 million in 2014 as compared to net cash used by changes in operating assets and liabilities of $3.6 million in 2013. Significant components of the changes in assets and liabilities included an increase in income taxes payable of $4.7 million in 2014 compared to a decrease of $5.0 million in 2013 and an increase in accrued compensation of $0.5 million in 2014 compared to a de minimis decrease in 2013, offset in part by an increase of $1.8 million in accounts receivable in 2014 compared with a decrease of $1.5 million in 2013, a decrease in deferred revenue of $0.2 million in 2014 compared to an increase of $1.1 million in 2013 and a decrease in accrued expenses of $0.6 million in 2014 compared to an increase of $0.4 million in 2013.

Investing Activities

Cash used in investing activities in the year ended December 31, 2015 was $4.9 million; $3.7 million for the purchase of property and equipment and other capitalized assets, made up primarily of website development costs, computer equipment and related software and internal-use development costs, and $1.2 million for the conversion of cash equivalents into short-term and long-term investments.

Cash used in investing activities in the year ended December 31, 2014 was $4.7 million; $3.8 million for the purchase of property and equipment and other capitalized assets, made up primarily of website development costs, computer equipment and related software and internal-use development costs, and $0.9 million for the conversion of cash equivalents into short-term and long-term investments.

Cash provided by investing activities in the year ended December 31, 2013 was $4.6 million; $9.1 million for the conversion of short-term and long-term investments into cash equivalents, offset in part by $4.5 million used for the purchase of property and equipment and other capitalized assets, made up primarily of website development costs, computer equipment and related software and internal-use development costs.

We have made capital expenditures primarily for computer equipment and related software needed to host our websites, internal-use software development costs, as well as for leasehold improvements and other general purposes to support our growth. Our capital expenditures totaled $3.7 million, $3.8 million and $4.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. A majority of our capital expenditures in 2015 were internal-use development costs and, to a lesser extent, computer equipment and related software.

We expect to spend approximately $4.3 million in capital expenditures in 2016, primarily for internal-use software development costs, computer equipment and related software. We are not currently party to any purchase contracts related to future capital expenditures.

Financing Activities

We received proceeds from the exercise of stock options in the amounts of $2.8 million, $4.8 million and $1.6 million in the years ended December 31, 2015, 2014, and 2013, respectively. Additionally, tax benefits relating to excess stock-based compensation deductions are presented as financing cash flows. Cash flows from tax benefits related to stock-based compensation deductions were $3.2 million, $0.7 million, and $0.5 million in the years ended December 31, 2015, 2014, and 2013, respectively. These inflows were offset by $15 million used for the repurchase of shares under our stock repurchase program and $1.7 million related to tax withholdings on net share settlements in 2015.

Share Repurchases

In August 2014, we announced that our Board of Directors authorized a $20 million stock repurchase program (the “Repurchase Program”). Under the Repurchase Program, we were authorized to repurchase our common stock from time to time on the open market or in privately negotiated transactions. In May 2015, the Board of Directors amended the program to authorize an additional $10 million. During the year ended December 31, 2015 we repurchased 1,671,687 shares of common stock for an aggregate purchase price of approximately $15 million pursuant to the Repurchase Program. During the year ended December 31, 2014 we repurchased 1,551,224 shares of common stock for an aggregate purchase price of approximately $15 million pursuant to the Repurchase Program. The Repurchase Program expired on December 31, 2015.

On December 9, 2014, we entered into a Purchase Agreement with TCV V, L.P. (“TCV V”) and TCV Member Fund, L.P. (“TCV Member Fund” and collectively with TCV V, “TCV”) pursuant to which we agreed to repurchase from TCV 1,000,000 shares of the Company’s common stock for an aggregate price of $9,797,000. The purchase price per share of common stock was equal to 97% of the closing price of the common stock on the Nasdaq Global Market on December 8, 2014. The repurchase closed on December 10, 2014, and these shares are included in the 1,551,224 shares of common stock purchased under the Repurchase Program noted above. Jay Hoag, a member of our board of directors, is a member of the general partner of TCV, which holds more than 5% of our voting securities.

Secondary Offering

In May 2014, we completed a secondary public offering of 5,750,000 shares of common stock at a price of $6.25 per share. All of the shares sold in the secondary public offering were sold by selling stockholders and we did not receive any proceeds from the offering. We incurred fees of approximately $0.5 million related to legal, accounting, and other fees in connection with the secondary public offering, which is included in general and administrative expenses in the Consolidated Statement of Operations and Comprehensive Income (Loss).

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

Accrued Stock-Based Compensation

We had approximately $1.4 million included in accrued compensation expenses on our Consolidated Balance Sheet as of December 31, 2014 for stock-based compensation related to restricted stock awards that had been approved as of that date but had not been delivered. This non-cash compensation expense was recorded as part of stock-based compensation expense in our Consolidated Statement of Operations and Comprehensive Income (Loss). Because the shares were delivered in 2015, there were no such accruals as of December 31, 2015.

Term Loan and Credit Facility Borrowings

We currently have a discretionary $5.0 million demand revolving line available to us (the “Amended and Restated Credit Agreement”). No borrowings have been made against this line as of December 31, 2015 (see Note 8 to the Consolidated Financial Statements).

Contractual Obligations and Commitments

As of December 31, 2015, our principal commitments consist of obligations under leases for office space. The offices are leased under non-cancelable operating lease agreements that expire through 2020.

The following table sets forth our commitments to settle contractual obligations in cash as of December 31, 2015:

	Payments Due By Period (in thousands)
Contractual Obligations	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years
Operating leases	$18,804	$4,803	$8,824	$5,177	$—

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

Forward Looking Statements

Certain information included in this Annual Report on Form 10-K may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or referenced in this Annual Report on Form 10-K that address activities, events or developments which we expect will or may occur in the future are forward-looking statements, including statements regarding the intent, belief or current expectations of the Company and members of our management team. The words “will,” “believe,” “intend,” “expect,” “anticipate,” “project,” “estimate,” “predict” and similar expressions are also intended to identify forward-looking statements. Such statements may include those regarding guidance on our future financial results and other projections or measures of our future performance; our expectations concerning market opportunities and our ability to capitalize on them; and the amount and timing of the benefits expected from acquisitions, new products or services and other potential sources of additional revenues. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. These statements speak only as of the date of this Annual Report on Form 10-K and are based on our current plans and expectations, and they involve risks and uncertainties that could cause actual future events or results to be different than those described in or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those relating to: market acceptance of our products and services, including continued increased sales of our IT Deal Alert offerings and continued increased international growth; relationships with customers, strategic partners and employees; difficulties in integrating acquired businesses; changes in economic or regulatory conditions or other trends affecting the Internet, Internet advertising and information technology industries; and other matters included in our filings with the Securities and Exchange Commission, including those detailed under Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K for the year ended December 31, 2015. Actual results may differ materially from those contemplated by the forward-looking statements. We undertake no obligation to update our forward-looking statements to reflect future events or circumstances.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

We currently have subsidiaries in the United Kingdom, Hong Kong, Australia, Singapore, Germany and France. Additionally, we have a wholly foreign-owned enterprise formed under the laws of the People’s Republic of China (“PRC”), and a variable interest entity in Beijing, PRC. Approximately 24% of our revenues for the year ended December 31, 2015 were derived from customers with billing addresses outside of the United States and our foreign exchange gains/losses were not significant. We currently believe our exposure to foreign currency exchange rate fluctuations is financially immaterial and therefore have not entered into foreign currency hedging transactions. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in the future. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Our continued international expansion increases our exposure to exchange rate fluctuations and as a result such fluctuations could have a significant impact on our future results of operations.

Interest Rate Risk

At December 31, 2015, we had cash, cash equivalents and investments totaling $34.7 million. These amounts were invested primarily in money market accounts, municipal bonds and government agency bonds. The cash, cash equivalents and investments were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

Our exposure to market risk also relates to the amount of interest expense we would have to pay if we were to utilize our Amended and Restated Credit Agreement. The advances under this credit facility bear a variable rate of interest determined as a function of the lender’s prime rate or London Interbank Offered Rate (“LIBOR”) (see Note 8 to the Consolidated Financial Statements). At December 31, 2015, there were no amounts outstanding under the Amended and Restated Credit Agreement.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

TechTarget, Inc.

Newton, Massachusetts

We have audited the accompanying consolidated balance sheets of TechTarget, Inc. as of December 31, 2015 and 2014 and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TechTarget, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TechTarget, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 11, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Boston, Massachusetts

March 11, 2016

TechTarget, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$14,783	$19,275
Short-term investments	10,646	5,480
Accounts receivable, net of allowance for doubtful accounts of $1,715 and $1,014 as of December 31, 2015 and 2014, respectively	26,549	23,200
Prepaid taxes	5,306	951
Prepaid expenses and other current assets	2,192	1,891
Deferred tax assets	2,317	2,674

Total current assets	61,793	53,471
Property and equipment, net	8,922	9,215
Long-term investments	9,262	13,428
Goodwill	93,701	93,979
Intangible assets, net	1,448	2,995
Deferred tax assets	1,893	3,230
Other assets	840	1,166

Total assets	$177,859	$177,484

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,807	$2,733
Accrued expenses and other current liabilities	3,112	2,719
Accrued compensation expenses	675	3,043
Income taxes payable	516	1,088
Contingent consideration	1,326	—
Deferred revenue	7,595	6,940

Total current liabilities	15,031	16,523
Long-term liabilities:
Deferred rent	2,245	2,598
Deferred tax liabilities	582	473
Contingent consideration	—	1,114
Other liabilities	—	930

Total liabilities	17,858	21,638
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized; 50,927,426 shares issued and 32,039,853 shares outstanding at December 31, 2015; 49,587,137 shares issued and 32,371,251 shares outstanding at December 31, 2014	51	50
Treasury stock, 18,887,573 and 17,215,886 shares at December 31, 2015 and 2014, respectively, at cost	(113,949)	(98,851)
Additional paid-in capital	293,003	280,702
Accumulated other comprehensive loss	(322)	(87)
Accumulated deficit	(18,782)	(25,968)

Total stockholders’ equity	160,001	155,846

Total liabilities and stockholders’ equity	$177,859	$177,484

See accompanying Notes to Consolidated Financial Statements.

TechTarget, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share data)

	For the Years Ended December 31,
	2015	2014	2013
Revenues:
Online	$105,574	$97,607	$79,709
Events	6,252	8,596	8,787

Total revenues	111,826	106,203	88,496

Cost of revenues:
Online(1)	26,962	24,629	23,362
Events(1)	2,941	3,418	3,771

Total cost of revenues	29,903	28,047	27,133

Gross profit	81,923	78,156	61,363
Operating expenses:
Selling and marketing(1)	43,722	42,836	36,920
Product development(1)	7,680	7,161	6,715
General and administrative(1)	12,987	14,878	13,916
Depreciation	3,982	4,060	3,823
Amortization of intangible assets	1,382	1,762	2,223

Total operating expenses	69,753	70,697	63,597

Operating income (loss)	12,170	7,459	(2,234)
Interest and other expense, net	(249)	(333)	(260)

Income (loss) before provision for (benefit from) income taxes	11,921	7,126	(2,494)
Provision for (benefit from) income taxes	4,735	3,045	(657)

Net income (loss)	$7,186	$4,081	$(1,837)

Other comprehensive (loss) income, net of tax:
Unrealized gain (loss) on investments (net of tax provision (benefit) of $0, $(17) and $(2), respectively)	$1	$(30)	$(4)
Foreign currency translation adjustments	(236)	(256)	339

Other comprehensive (loss) income	(235)	(286)	335

Comprehensive income (loss)	$6,951	$3,795	$(1,502)

Net income (loss) per common share:
Basic	$0.22	$0.12	$(0.05)

Diluted	$0.21	$0.12	$(0.05)

Weighted average common shares outstanding:
Basic	32,963	33,010	37,886

Diluted	34,476	34,641	37,886

(1) Amounts include stock-based compensation expense as follows:

Cost of online revenues	$84	$116	$173
Cost of events revenues	—	8	18
Selling and marketing	3,530	3,287	2,751
Product development	111	129	212
General and administrative	2,899	3,792	2,431

See accompanying Notes to Consolidated Financial Statements.

TechTarget, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	$0.001 Par Value	Number of Shares	Cost
Balance, December 31, 2012	45,461,257	$46	5,953,818	$(35,810)	$263,426	$(136)	$(28,212)	$199,314

Issuance of common stock from stock options and restricted stock awards	2,186,845	2			1,558			1,560
Purchase of common stock through stock repurchase program			2,610,279	(12,409)				(12,409)
Purchase of common stock through tender offer (including $140 in related costs)			7,100,565	(35,643)				(35,643)
Excess tax benefit — stock options					157			157
Stock-based compensation expense					5,585			5,585
Unrealized loss on investments (net of tax benefit of $2)						(4)		(4)
Unrealized gain on foreign currency translation						339		339
Net loss							(1,837)	(1,837)

Balance, December 31, 2013	47,648,102	$48	15,664,662	$(83,862)	$270,726	$199	$(30,049)	$157,062

Issuance of common stock from stock options and restricted stock awards	1,939,035	2			4,802			4,804
Purchase of common stock through stock repurchase program			1,551,224	(14,989)				(14,989)
Shelf registration and other fees					(62)			(62)
Excess tax benefit — stock options					(712)			(712)
Stock-based compensation expense					5,948			5,948
Unrealized loss on investments (net of tax benefit of $17)						(30)		(30)
Unrealized loss on foreign currency translation						(256)		(256)
Net income							4,081	4,081

Balance, December 31, 2014	49,587,137	$50	17,215,886	$(98,851)	$280,702	$(87)	$(25,968)	$155,846

Issuance of common stock from stock options and restricted stock awards	1,223,528	1			2,801			2,802
Purchase of common stock through stock repurchase program			1,671,687	(15,098)				(15,098)
Shelf registration and other fees					(20)			(20)
Excess tax benefit — stock options					3,216			3,216
Stock-based compensation expense					6,624			6,624
Tax withholdings related to net share settlement of RSU’s					(1,705)			(1,705)
Restricted shares issued in payment of accrued compensation	116,761				1,385			1,385
Unrealized gain on investments						1		1
Unrealized loss on foreign currency translation						(236)		(236)
Net income							7,186	7,186

Balance, December 31, 2015	50,927,426	$51	18,887,573	$(113,949)	$293,003	$(322)	$(18,782)	$160,001

See accompanying Notes to Consolidated Financial Statements.

TechTarget, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2015	2014	2013
Operating Activities:
Net income (loss)	$7,186	$4,081	$(1,837)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,364	5,822	6,046
Provision for bad debt	805	708	564
Amortization of investment premiums	236	291	466
Stock-based compensation	6,624	7,332	5,585
Deferred tax provision (benefit)	1,748	(104)	1,554
Excess tax benefit—stock options	(3,216)	(712)	(506)
Other non-cash	11	—	—
Changes in operating assets and liabilities:
Accounts receivable	(4,180)	(1,845)	1,496
Prepaid taxes, prepaid expenses and other current assets	(149)	(912)	(524)
Other assets	262	(594)	(314)
Accounts payable	(921)	56	(239)
Income taxes payable	(1,625)	4,689	(5,004)
Accrued expenses and other current liabilities	1,803	(576)	412
Accrued compensation expenses	(967)	479	(17)
Deferred revenue	654	(157)	1,112
Other liabilities	(2,372)	(341)	(519)

Net cash provided by operating activities	11,263	18,217	8,275

Investing activities:
Purchases of property and equipment, and other capitalized assets	(3,699)	(3,847)	(4,477)
Purchases of investments	(7,891)	(15,101)	(16,433)
Proceeds from sales and maturities of investments	6,657	14,215	25,555

Net cash (used in) provided by investing activities	(4,933)	(4,733)	4,645

Financing activities:
Purchase of treasury shares and related costs	(15,098)	(14,989)	(47,912)
Excess tax benefit—stock options	3,216	712	506
Tender offer fees	—	—	(140)
Shelf registration and other fees	(20)	(62)	—
Tax withholdings related to net share settlements	(1,705)	—	—
Proceeds from exercise of stock options	2,802	4,804	1,560

Net cash used in financing activities	(10,805)	(9,535)	(45,986)

Effect of exchange rate changes on cash and cash equivalents	(17)	(86)	69

Net (decrease) increase in cash and cash equivalents	(4,492)	3,863	(32,997)
Cash and cash equivalents at beginning of period	19,275	15,412	48,409

Cash and cash equivalents at end of period	$14,783	$19,275	$15,412

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$—

Cash paid for taxes, net	$5,369	$118	$2,834

See accompanying Notes to Consolidated Financial Statements.

TechTarget, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2015, 2014 and 2013

(In thousands, except share and per share data, where otherwise noted or instances where expressed

in millions)

1. Organization and Operations

TechTarget, Inc. and its subsidiaries (the “Company”) is a leading provider of specialized online content that helps buyers of corporate information technology (“IT”) products and services, and a leading provider of marketing services for the sellers of those solutions. The Company’s offerings enable IT vendors to identify, reach and influence corporate IT decision makers who are actively researching specific IT purchases through customized marketing programs that include data analytics-driven intelligence solutions, demand generation and brand advertising. The Company operates a network of over 150 websites, each of which focuses on a specific IT sector, such as storage, security or networking. During the critical stages of the purchase decision process, these content offerings meet IT professionals’ needs for expert, peer and IT vendor information, and provide a platform on which IT vendors can launch targeted marketing campaigns which generate measurable, high return on investment (“ROI”). As IT professionals have become increasingly specialized, they have come to rely on the Company’s sector-specific websites for purchasing decision support. The Company’s content enables IT professionals to navigate the complex and rapidly changing IT landscape where purchasing decisions can have significant financial and operational consequences. Based upon the logical clustering of users’ respective job responsibilities and the marketing focus of the products that the Company’s customers are advertising, the Company’s key marketing opportunities and audience extensions are currently addressed using nine distinct media groups: Application Architecture and Development; Channel; CIO/IT Strategy; Data Center and Virtualization Technologies; Business Applications and Analytics; Networking; Security; Storage; and TechnologyGuide.

2. Summary of Significant Accounting Policies

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these Notes to Consolidated Financial Statements.

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, Bitpipe, Inc., TechTarget Securities Corporation (“TSC”), TechTarget Limited, TechTarget (HK) Limited (“TTGT HK”), TechTarget (Beijing) Information Technology Consulting Co. Ltd. (“TTGT Consulting”), TechTarget (Australia) Pty Ltd., TechTarget (Singapore) Pte Ltd., E-Magine Médias SAS (“LeMagIT”) and TechTarget Germany GmbH. Bitpipe, Inc. features websites that provide in-depth vendor generated content targeted to corporate IT professionals. TSC is a Massachusetts corporation. TechTarget Limited is a subsidiary doing business principally in the United Kingdom. TTGT HK is a subsidiary incorporated in Hong Kong in order to facilitate the Company’s activities in the Asia-Pacific region. Additionally, through its wholly-owned subsidiaries, TTGT HK and TTGT Consulting, the Company effectively controls a variable interest entity (“VIE”), Keji Wangtuo Information Technology Co., Ltd., (“KWIT”), which was incorporated under the laws of the People’s Republic of China (“PRC”). TechTarget (Australia) Pty Ltd. and TechTarget (Singapore) Pte Ltd. are the entities through which the Company does business in Australia and Singapore, respectively; LeMagIT and TechTarget Germany GmbH, both wholly-owned subsidiaries of TechTarget Limited, are entities through which the Company does business in France and Germany, respectively. Knowledgestorm, Inc. was merged into TechTarget, Inc. in 2015.

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

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications are not material and had no effect on the reported results of operations.

Use of Estimates

The preparation of consolidated financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to revenues, long-lived assets, goodwill, the allowance for doubtful accounts, stock-based compensation, earnouts, self-insurance accruals and income taxes. Estimates of the carrying value of certain assets and liabilities are based on historical experience and on various other assumptions that the Company believes to be reasonable. Actual results could differ from those estimates.

Revenue Recognition

The Company generates substantially all of its revenues from the sale of targeted advertising campaigns, which are delivered via its network of websites, data analytics solutions, and events. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

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

Online Offerings

IT Deal Alert™. This suite of products and services includes IT Deal Alert: Qualified Sales Opportunities™, which profiles specific in-progress purchase projects, IT Deal Alert: Priority Engine™, which is a subscription service powered by the Company’s Activity Intelligence™ platform that integrates into salesforce.com and delivers information to allow marketers and sales personnel to identify those accounts who are actively researching new technology purchases, IT Deal Alert: Deal Data™, which is a customized solution aimed at sales intelligence and data scientist functions that makes the Company’s Activity Intelligence data directly consumable by the customer’s internal applications, and IT Deal Alert: TechTarget Research™, which is a newly launched subscription product that sources proprietary information about purchase transactions from IT professionals who are making and have recently completed these purchases. Qualified Sales Opportunities revenue is recognized when the Qualified Sales Opportunity is delivered to the Company’s customer, Priority Engine revenue is recognized ratably over the duration of the service, Deal Data revenue is recognized upon delivery of the data to the Company’s customer, and Research revenue is recognized when the product is delivered.

Core Online. The Company’s core online offerings enable its customers to reach and influence prospective buyers through content marketing programs designed to generate demand for their solutions, and through display advertising and other brand programs that influence consideration by prospective buyers.

Demand Solutions. As part of its demand solutions (formerly referred to as lead generation) campaign offerings, the Company may guarantee a minimum number of qualified leads to be delivered over the course of the campaign. The Company determines the content necessary to achieve performance guarantees. Scheduled end dates of campaigns sometimes need to be extended, pursuant to the terms of the arrangement, to satisfy lead guarantees. The Company estimates a revenue reserve necessary to adjust revenue recognition for extended campaigns. These estimates are based on the Company’s experience in managing and fulfilling these offerings. The customer generally has cancellation privileges which normally require advance notice by the customer and require proportional payment by the customer for the portion of the campaign provided by the Company. Additionally, the Company offers sales incentives to certain customers, primarily in the form of volume rebates, which are classified as a reduction of revenues and are calculated based on the terms of the specific customer’s contract. The Company accrues for these sales incentives based on contractual terms and historical experience. The Company recognizes revenue on contracts where pricing is based on cost per lead during the period in which leads are delivered to its customers and recognizes revenue on duration-based campaigns ratably over the duration of the campaign, which is usually less than six months.

Brand Solutions. Brand solutions (formerly referred to as branding) consist mostly of banner revenue, which is recognized in the period in which the banner impressions, engagements or clicks occur and microsite revenue, which is recognized over the period during which the microsites are live.

Custom Content. Custom content revenue is recognized when the creation is completed and delivered to the customer.

Other. Other includes list rental revenue, which is recognized in the period in which the Company delivers the customer’s content to a list of the Company’s registered members, and revenue from third party revenue sharing arrangements, which is primarily recognized on a net basis in the period in which the services are performed.

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

Goodwill and indefinite-lived intangible assets are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life are amortized over their estimated useful lives, which range from three to ten years, using methods of amortization that are expected to reflect the estimated pattern of economic use, and are reviewed for impairment when events or changes in circumstances suggest that the assets may not be recoverable. Consistent with the Company’s determination that it has only one reporting segment, it has been determined that there is only one reporting unit and goodwill is tested for impairment at the entity level. The Company performs its annual test of impairment of goodwill as of December 31st of each year and whenever events or changes in circumstances suggest that the carrying amount may not be recoverable using the two step process required by ASC 350, Intangibles – Goodwill and Other (“ASC 350”). The first step of the impairment test is to identify potential impairment by comparing the reporting unit’s fair value with its net book value (or carrying amount), including goodwill. The fair value is estimated based on a market value approach. If the fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is not performed. Whenever indicators of impairment become present, the Company would perform the second step and compare the implied fair value of the reporting unit’s goodwill, as defined by ASC 350, to its carrying value to determine the amount of the impairment loss, if any. As of December 31, 2015, there were no indications of impairment based on the step one analysis, and the Company’s estimated fair value exceeded its goodwill carrying value by a significant margin.

Based on the aforementioned evaluation, the Company believes that, as of the balance sheet date presented, none of the Company’s goodwill or other long-lived assets were impaired. The Company did not have any intangible assets with indefinite lives as of December 31, 2015 or 2014.

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

Below is a summary of the changes in the Company’s allowance for doubtful accounts for the years ended December 31, 2015, 2014 and 2013.

	Balance at Beginning of Year	Provision	Acquired in Business Combinations	Write-offs, Net of Recoveries	Balance at End of Year
Year ended December 31, 2013	$911	$564	—	$(562)	$913
Year ended December 31, 2014	$913	$708	—	$(607)	$1,014
Year ended December 31, 2015	$1,014	$805	—	$(104)	$1,715

Property and Equipment and Other Capitalized Assets

Property and equipment and other capitalized assets are stated at cost. Property and equipment acquired through acquisitions of businesses are initially recorded at fair value. Depreciation is calculated on the straight-line method based on the month the asset is placed in service over the following estimated useful lives:

Estimated Useful Life
Furniture and fixtures	5 years
Computer equipment and software	3 years
Internal-use software and website development costs	3–5 years
Leasehold improvements	Shorter of useful life or remaining duration of lease

Property and equipment and other capitalized assets consist of the following:

	As of December 31,
	2015	2014
Furniture and fixtures	$794	$831
Computer equipment and software	4,051	4,567
Leasehold improvements	1,510	1,508
Internal-use software and website development costs	20,934	18,034

	27,289	24,940
Less: accumulated depreciation and amortization	(18,367)	(15,725)

	$8,922	$9,215

Depreciation expense was $4.0 million, $4.1 million and $3.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. Repairs and maintenance charges that do not increase the useful life of the assets are charged to operations as incurred. The Company wrote off approximately $1.3 million, $0.1 million and $2.7 million of fully depreciated assets that were no longer in service during 2015, 2014 and 2013, respectively.

Depreciation expense is classified as a component of operating expense in the Company’s results of operations.

Internal-Use Software and Website Development Costs

The Company capitalizes costs incurred during the development of its website applications and infrastructure as well as certain costs relating to internal-use software. The estimated useful life of costs capitalized is evaluated for each specific project. Capitalized internal-use software and website development costs are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized only if the carrying amount of the asset is not recoverable and exceeds its fair value. The Company capitalized internal-use software and website development costs of $2.9 million, $3.0 million and $3.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

No single customer represented 10% or more of total accounts receivable at December 31, 2015 or 2014. No single customer accounted for 10% or more of total revenues in the years ended December 31, 2015, 2014 or 2013.

Income Taxes

The Company’s deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates. A valuation allowance is established against net deferred tax assets if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company records a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return using a “more likely than not” threshold as required by the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes (“ASC 740”).

The Company recognizes any interest and penalties related to unrecognized tax benefits in income tax expense.

Stock-Based Compensation

The Company has two stock-based employee compensation plans which are more fully described in Note 10. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized in the Consolidated Statement of Operations and Comprehensive Income (Loss) using the straight-line method over the vesting period of the award. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock option awards.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during a period, except those resulting from investments by stockholders and distributions to stockholders. The Company’s comprehensive income (loss) includes changes in the fair value of the Company’s unrealized gains (losses) on available for sale securities and foreign currency translation adjustments.

There were no material reclassifications out of accumulated other comprehensive income (loss) in the periods ended December 31, 2015, 2014 or 2013.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share is as follows:

	For the Years Ended December 31,
	2015	2014	2013
Numerator:
Net income (loss)	$7,186	$4,081	$(1,837)

Denominator:
Basic:
Weighted average shares of common stock and vested, undelivered restricted stock awards outstanding	32,963,185	33,010,162	37,886,492

Diluted:
Weighted average shares of common stock and vested, undelivered restricted stock awards outstanding	32,963,185	33,010,162	37,886,492
Effect of potentially dilutive shares	1,512,620	1,630,349	—

Total weighted average shares of common stock and vested, undelivered restricted stock awards outstanding and potentially dilutive shares	34,475,805	34,640,511	37,886,492

Calculation of Net Income (Loss) Per Common Share:
Basic:
Net income (loss) applicable to common stockholders	$7,186	$4,081	$(1,837)

Weighted average shares of stock outstanding	32,963,185	33,010,162	37,886,492

Net income (loss) per common share	$0.22	$0.12	$(0.05)

Diluted:
Net income (loss) applicable to common stockholders	$7,186	$4,081	$(1,837)

Weighted average shares of stock outstanding	34,475,805	34,640,511	37,886,492

Net income (loss) per common share(1)	$0.21	$0.12	$(0.05)

(1)	In calculating diluted earnings per share, 1.1 million, 1.0 million and 5.3 million shares related to outstanding stock options and unvested, undelivered restricted stock awards were excluded for the years ended December 31, 2015, 2014 and 2013, respectively, because they were anti-dilutive. Additionally, shares used to calculate diluted earnings per share exclude 0.5 million shares related to outstanding stock options and unvested, undelivered restricted stock awards for the year ended December 31, 2013 that would have been dilutive if the Company had net income during that period.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. As a result, this guidance is now effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017 (January 1, 2018 for the Company) and early adoption is permitted only as of annual reporting periods (including interim reporting periods within those reporting periods) beginning after December 15, 2016. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. The Company is in the process of determining the potential effects on the consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (Subtopic 350-40) (“ASU 2015-05”), which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for a cloud computing arrangement as a service contract. The guidance in ASU 2015-05 is required for annual reporting periods (including interim periods within the reporting period) beginning after December 15, 2015, including interim periods within the reporting period. The Company adopted the provisions of the new standard on January 1, 2016 and does not anticipate that the adoption will have a material impact on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The ASU simplifies the current guidance, which requires entities to separately present deferred tax assets and deferred tax liabilities as current and noncurrent in a classified balance sheet. The guidance in ASU 2015-17 is required for annual reporting periods beginning after December 15, 2016, including interim periods within the reporting period. The Company early adopted the provisions of the new standard on January 1, 2016. Implementing the new pronouncement will result in the Company reclassifying approximately $2.3 million in current deferred tax assets to non-current in the first quarter of 2016.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10)—Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for reporting periods beginning after December 15, 2017. Early adoption is not permitted. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements and disclosure.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements and disclosure.

3. Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, short-term and long-term investments and contingent consideration. The fair value of these financial assets and liabilities was determined based on three levels of input as follows:

•	Level 1. Quoted prices in active markets for identical assets and liabilities;

•	Level 2. Observable inputs other than quoted prices in active markets; and

•	Level 3. Unobservable inputs.

The fair value hierarchy of the Company’s financial assets and liabilities carried at fair value and measured on a recurring basis is as follows:

		Fair Value Measurements at Reporting Date Using
	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$122	$122	$—	$—
Short-term investments(2)	10,646	—	10,646	—
Long-term investments(2)	9,262	—	9,262	—

Total assets	$20,030	$122	$19,908	$—

Liabilities:
Contingent consideration – current(3)	$1,326	$—	$—	$1,326

Total liabilities	$1,326	$—	$—	$1,326

		Fair Value Measurements at Reporting Date Using
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$1,071	$1,071	$—	$—
Short-term investments(2)	5,480	—	5,480	—
Long-term investments(2)	13,428	—	13,428	—

Total assets	$19,979	$1,071	$18,908	$—

Liabilities:
Contingent consideration – non-current(3)	$1,114	$—	$—	$1,114

Total liabilities	$1,114	$—	$—	$1,114

(1)	Included in cash and cash equivalents on the accompanying consolidated balance sheets; valued at quoted market prices in active markets.
(2)	Short-term and long-term investments consist of municipal bonds, corporate bonds and government agency bonds; their fair value is calculated using an interest rate yield curve for similar instruments.
(3)	The Company’s valuation techniques and Level 3 inputs used to estimate the fair value of contingent consideration payable in connection with the LeMagIT acquisition are described in Note 4. As the final payment of $1.3 million, net of a $0.4 million remaining contingency, was paid in January 2016, the remaining value of the contingent consideration was reclassified from non-current to current during 2015. Remeasurement of the contingent consideration to fair value is included in General and Administrative expense in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

The following table provides a roll-forward of the fair value of the contingent consideration categorized as Level 3 for the years ended December 31, 2013, 2014 and 2015:

Fair Value
Balance as of December 31, 2012	$1,180

Currency translation impact on contingent liabilities	28
Remeasurement of contingent liabilities	288

Balance as of December 31, 2013	$1,496

Currency translation impact on contingent liabilities	(204)
Payments on contingent liabilities	(545)
Amortization of discount on contingent liabilities	47
Remeasurement of contingent liabilities	320

Balance as of December 31, 2014	$1,114

Currency translation impact on contingent liabilities	(127)
Amortization of discount on contingent liabilities	305
Remeasurement of contingent liabilities	34

Balance as of December 31, 2015	$1,326

4. Acquisition

LeMagIT

On December 17, 2012, the Company purchased all of the outstanding shares of its French partner, E-Magine Médias SAS, for approximately $2.2 million in cash plus a potential future earnout valued at $0.7 million at the time of the acquisition. Approximately $1.2 million of the cash payment was made at closing, and the remainder was paid in two equal installments in 2013 and 2014. The earnout is subject to certain revenue growth targets and the payment will be adjusted based on actual results. In valuing the contingent consideration, it was determined that fair value adjustments were necessary to appropriately reflect the inherent risk and related time value of money associated with these potential payments. Accordingly a discount rate of 28% was used. The calculation of these fair values required the use of significant inputs that are not observable in the market and thus represent a Level 3 fair value measurement as defined in ASC 820, Fair Value Measurements and Disclosures. The significant inputs in the Level 3 measurements not supported by market activity include estimated future revenues as well as the rates used to discount them. If all targets are met, the total purchase price, including the earnout, shall not exceed $5.2 million, depending on exchange rates at the time of calculation. The installment payments have been recorded at present value using a discount rate of 10%. Because the earnout payment of $1.3 million, net of a $0.4 million remaining contingency, was paid in January 2016, it is included in current liabilities at net present value in the Company’s Consolidated Balance Sheet as of December 31, 2015 (See Note 3).

5. Cash, Cash Equivalents and Investments

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less at date of purchase. Cash equivalents are carried at cost, which approximates their fair market value. Cash and cash equivalents consisted of the following:

	As of December 31,
	2015	2014
Cash	$14,661	$18,204
Money market funds	122	1,071

Total cash and cash equivalents	$14,783	$19,275

The Company’s short-term and long-term investments are accounted for as available for sale securities. These investments are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity, net of tax. The cumulative unrealized (loss) gain, net of taxes, was $(19), $(20) and $10 as of December 31, 2015, 2014 and 2013, respectively. Realized gains and losses on the sale of these investments are determined using the specific identification method. There were no material realized gains or losses in 2015, 2014 or 2013.

Short-term and long-term investments consisted of the following:

	December 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term and long-term investments:
Government agency bonds	$7,615	$—	$(15)	$7,600
Municipal bonds	11,818	—	(14)	11,804
Corporate bonds	505	—	(1)	504

Total short-term and long-term investments	$19,938	$—	$(30)	$19,908

	December 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term and long-term investments:
Government agency bonds	$6,632	$—	$(14)	$6,618
Municipal bonds	12,307	4	(21)	12,290

Total short-term and long-term investments	$18,939	$4	$(35)	$18,908

The Company had 16 debt securities in an unrealized loss position at December 31, 2015. All of these securities have been in such a position for no more than six months. The unrealized loss on those securities was approximately $30 and the fair value was $18.9 million. The Company uses specific identification when reviewing these investments for impairment. Because the Company does not intend to sell the investments that are in an unrealized loss position and it is not likely that the Company will be required to sell any investments before recovery of their cost basis, the Company does not consider those investments with an unrealized loss to be other-than-temporarily impaired at December 31, 2015.

Municipal, government agency, and corporate bonds have contractual maturity dates that range from July 2016 to April 2018. All income generated from these investments is recorded as interest income.

6. Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2014 are as follows:

	As of December 31,
	2015	2014
Balance as of beginning of year	$93,979	$94,171
Goodwill adjustment during the year	—	—
Effect of exchange rate changes	(278)	(192)

Balance as of end of year	$93,701	$93,979

7. Intangible Assets

The following table summarizes the Company’s intangible assets, net:

		As of December 31, 2015
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer, affiliate and advertiser relationships	5-9	$6,996	$(6,379)	$617
Developed websites, technology and patents	10	1,222	(603)	619
Trademark, trade name and domain name	5-8	1,819	(1,685)	134
Proprietary user information database and Internet traffic	5	1,232	(1,154)	78
Non-compete agreements	3	76	(76)	—

Total intangible assets		$11,345	$(9,897)	$1,448

		As of December 31, 2014
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer, affiliate and advertiser relationships	5-9	$7,079	$(5,480)	$1,599
Developed websites, technology and patents	10	1,361	(499)	862
Trademark, trade name and domain name	5-8	1,859	(1,598)	261
Proprietary user information database and Internet traffic	3-5	1,270	(1,024)	246
Non-compete agreements	3	85	(58)	27

Total intangible assets		$11,654	$(8,659)	$2,995

Intangible assets are amortized over their estimated useful lives, which range from three to ten years, using methods of amortization that are expected to reflect the estimated pattern of economic use. The remaining amortization expense will be recognized over a weighted-average period of approximately 2.41 years. Amortization expense was $1.4 million, $1.8 million and $2.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. Amortization expense is recorded within operating expenses as the intangible assets consist of customer-related assets and website traffic that the Company considers to be in support of selling and marketing activities. The Company did not write off any fully amortized intangible assets in 2015. The Company wrote off $5.9 million of fully amortized intangible assets in 2014.

The Company expects amortization expense of intangible assets to be as follows:

Years Ending December 31:	Amortization Expense
2016	824
2017	163
2018	101
2019	85
2020	72
Thereafter	203

$1,448

8. Bank Demand Loan Payable

The Company’s $5.0 million revolving credit facility was amended and restated in its entirety in June 2015. The new credit facility (the “Amended and Restated Credit Agreement”) is a discretionary $5.0 million demand revolving line. At the Company’s option, the Amended and Restated Credit Agreement bears interest at either the prime rate less 1.00% or the London Interbank Offered Rate (“LIBOR”) plus the applicable LIBOR margin. The applicable LIBOR margin is based on the ratio of total funded debt to earnings before interest, other income and expense, income taxes, depreciation, and amortization (“EBITDA”) for the preceding four fiscal quarters. As of December 31, 2015, the applicable LIBOR margin was 1.25%. Unless earlier payment is required by an event of default, all principal and unpaid interest will be due and payable on the interest payment date; however, there is an automatic rollover provision for all loans for which LIBOR is elected by the Company. Borrowings, if any, under the Amended and Restated Credit agreement would be collateralized by a security interest in substantially all assets of the Company. There are no financial covenant requirements and no unused line fees under the Amended and Restated Credit Agreement. At December 31, 2015, there were no amounts outstanding under the Amended and Restated Credit Agreement.

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

9. Commitments and Contingencies

Operating Leases

The Company conducts its operations in leased office facilities under various noncancelable operating lease agreements that expire through March 2020. In August 2009, the Company entered into an agreement to lease approximately 87,875 square feet of office space in Newton, Massachusetts (the “Newton Lease”). The Newton Lease commenced in February 2010 and has a term of ten years. In November 2010, the Newton Lease was amended to include an additional 8,400 square feet of office space (the “Amended Newton Lease”). The Amended Newton Lease commenced in March 2011 and runs concurrently with the term of the Newton Lease. The Company is receiving certain rent concessions over the life of the Newton Lease as well as the Amended Newton Lease. In July 2015, the Newton Lease was again amended to include an additional 14,203 square feet of office space (the “Second Amended Newton Lease”). The Second Amended Newton Lease commenced in the first quarter of 2016 and runs concurrently with the term of the Newton Lease. There are no rent concessions related to the Second Amended Newton Lease, and all rent concessions which were part of the Newton Lease and Amended Newton Lease remain unchanged.

Certain of the Company’s operating leases include lease incentives and escalating payment amounts and are renewable for varying periods. The Company is recognizing the related rent expense on a straight-line basis over the term of the lease taking into account the lease incentives and escalating lease payments. Total rent expense under the Company’s leases was approximately $3.9 million, $4.1 million and $4.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Future minimum lease payments under the Company’s noncancelable operating leases at December 31, 2015 are as follows:

Years Ending December 31:	Minimum Lease Payments
2016	$4,803
2017	4,346
2018	4,478
2019	4,493
2020	684
Thereafter	—

$18,804

Net Worth Tax Contingency

In late March 2010, the Company received a letter from the Department of Revenue of the Commonwealth of Massachusetts (the “MA DOR”) requesting documentation demonstrating that TSC had been classified by the MA DOR as a Massachusetts security corporation for the 2006 and 2007 tax years. Following subsequent correspondence with the MA DOR and a settlement conference on March 22, 2011, the Company received a Notice of Assessment from the MA DOR with respect to additional excise taxes on net worth related to TSC. Based on the Company’s previous assessment that it was probable that the MA DOR would require an adjustment to correct TSC’s tax filings such that it will be treated as a Massachusetts business corporation for the applicable years, the Company recorded a liability representing its best estimate at that time of the potential net worth tax exposure. The tax benefits available to a Massachusetts security corporation are composed of (i) a different rate structure (1.32% on gross investment income vs. 9.5% on net income) (See Note 12) and (ii) exemption from the 0.26% excise tax on net worth. As of the date of the ruling, the Company had recorded a liability of approximately $257 to account for the tax differential in all open years, including penalties and interest. On August 17, 2011, the Company filed Applications for Abatement with the MA DOR. In January 2012, the Company filed Petitions for Formal Procedure with the Massachusetts Appellate Tax Board (the “ATB”). A trial took place in April 2014, and in May 2015 the ATB ruled in favor of the MA DOR. During the second quarter of 2015, the Company accepted an amnesty offer from the MA DOR and paid all amounts due.

Litigation

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At December 31, 2015 and 2014, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

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

In April 2007, the Board approved the 2007 Stock Option and Incentive Plan (the “2007 Plan”), which was approved by the stockholders of the Company and became effective upon the consummation of the Company’s

IPO in May 2007. Effective upon the consummation of the IPO, no further awards were made pursuant to the 1999 Plan, but any outstanding awards under the 1999 Plan remain in effect and continue to be subject to the terms of the 1999 Plan. The 2007 Plan allows the Company to grant ISOs, NSOs, stock appreciation rights, deferred stock awards, restricted stock and other awards. Under the 2007 Plan, stock options may not be granted at less than fair market value on the date of grant, and grants generally vest over a four year period. Stock options granted under the 2007 Plan expire no later than ten years after the grant date. The Company has reserved for issuance an aggregate of 2,911,667 shares of common stock under the 2007 Plan plus an additional annual increase to be added automatically on January 1 of each year, beginning on January 1, 2008, equal to the lesser of (a) 2% of the outstanding number of shares of common stock (on a fully-diluted basis) on the immediately preceding December 31 and (b) such lower number of shares as may be determined by the compensation committee of the Board of Directors of the Company. The number of shares available for issuance under the 2007 Plan is subject to adjustment in the event of a stock split, stock dividend or other change in capitalization. Generally, shares that are forfeited or canceled from awards under the 2007 Plan also will be available for future awards. To date, 7,475,399 shares have been added to the 2007 Plan in accordance with the automatic annual increase. In addition, shares subject to stock options returned to the 1999 Plan, as a result of their expiration, cancellation or termination, are automatically made available for issuance under the 2007 Plan. As of December 31, 2015, a total of 1,839,744 shares were available for grant under the 2007 Plan.

Accounting for Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The Company calculated the fair values of the options granted using the following estimated weighted-average assumptions:

	Years Ended December 31,
	2015	2014	2013
Expected volatility	47%	78%	67%
Expected term	6 years	6 years	5 years
Risk-free interest rate	1.67%	1.62%	0.58%
Expected dividend yield	—%	—%	—%
Weighted-average grant date fair value per share	$3.72	$7.22	$3.89

The expected volatility of options granted has been determined using a weighted average of the historical volatility of the Company’s stock for a period equal to the expected life of the option. The expected life of options has been determined utilizing the “simplified” method. The risk-free interest rate is based on a zero coupon U.S. treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero. The Company applied an estimated annual forfeiture rate in determining the expense recorded in each period.

A summary of the stock option activity under the Company’s stock option plans for the year ended December 31, 2015 is presented below:

	Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2014	3,347,657	$7.86
Granted	15,000	8.49
Exercised	(414,490)	6.76
Forfeited	—	—
Canceled	(25,431)	13.95

Options outstanding at December 31, 2015	2,922,736	$7.97	1.58	$2,637

Options exercisable at December 31, 2015	2,922,736	$7.97	1.58	$2,637

Options vested or expected to vest at December 31, 2015	2,922,736	$7.97	1.58	$2,637

During the years ended December 31, 2015, 2014 and 2013, the total intrinsic value of options exercised (i.e. the difference between the market price of the underlying stock at exercise and the price paid by the employee to exercise the options) was $1.7 million, $4.2 million and $1.4 million, respectively, and the total amount of cash received by the Company from exercise of these options was $2.8 million, $4.8 million and $1.6 million, respectively.

Restricted Stock Awards

Restricted stock awards are valued at the market price of a share of the Company’s common stock on the date of the grant. A summary of the restricted stock award activity under the 2007 Plan for the year ended December 31, 2015 is presented below:

	Shares	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Nonvested outstanding at December 31, 2014	2,279,167	$5.83
Granted	846,668	9.16
Vested	(948,299)	6.38
Forfeited	(189,642)	7.77

Nonvested outstanding at December 31, 2015	1,987,894	$6.93	$15,963

The total grant-date fair value of restricted stock awards that vested during the years ended December 31, 2015, 2014 and 2013 was $7.2 million, $5.7 million and $5.0 million, respectively.

As of December 31, 2015, there was $10.7 million of total unrecognized compensation expense related to stock options and restricted stock awards which is expected to be recognized over a weighted average period of 1.6 years.

Accrued Stock-Based Compensation

The Company had approximately $1.4 million included in accrued compensation expenses on its Consolidated Balance Sheet as of December 31, 2014 related to restricted stock awards that had been approved as of that date but had not been delivered. This non-cash compensation expense was recorded as part of stock-based compensation expense in the Company’s Consolidated Statement of Operations and Comprehensive Income (Loss). Because the shares were delivered in 2015, there was no accrual as of December 31, 2015.

11. Stockholders’ Equity

Reserved Common Stock

As of December 31, 2015, the Company has reserved 7,246,625 shares of common stock for use in settling outstanding options and unvested restricted stock awards that have not been issued as well as future awards available for grant under the 2007 Plan.

Common Stock Repurchase Programs

In August 2014, the Company announced that the Board had authorized a $20 million stock repurchase program (the “Repurchase Program”), whereby the Company was authorized to repurchase the Company’s common stock from time to time on the open market or in privately negotiated transactions. In May 2015, the Board amended the program to authorize an additional $10 million to be used for such purchases. The Repurchase Program expired on December 31, 2015.

During the year ended December 31, 2015, the Company repurchased 1,671,687 shares of common stock for an aggregate purchase price of $15 million pursuant to the Repurchase Program. During the year ended December 31, 2014, the Company repurchased 1,551,224 shares of common stock for an aggregate purchase price of $15 million pursuant to the Repurchase Program.

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

Secondary Offering

In May 2014, the Company completed a secondary public offering of 5,750,000 shares of common stock at a price of $6.25 per share. All of the shares sold in the secondary public offering were sold by selling stockholders and the Company did not receive any proceeds from the offering. The Company incurred fees of approximately $0.5 million related to legal, accounting and other fees in connection with the secondary public offering, which are included in general and administrative expenses in the Statement of Operations and Comprehensive Income (Loss) for the year ended December 31, 2014.

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

12. Income Taxes

Income (loss) before provision for (benefit from) income taxes was as follows:

	Year Ended December 31,
	2015	2014	2013
United States	$11,040	$6,071	$(3,157)
Foreign	881	1,055	663

Income (loss) before income taxes	$11,921	$7,126	$(2,494)

The income tax provision for (benefit from) the years ended December 31, 2015, 2014 and 2013 consisted of the following:

	Years Ended December 31,
	2015	2014	2013
Current:
Federal	$2,500	$2,574	$(2,373)
State	167	15	34
Foreign	320	560	128

Total current	2,987	3,149	(2,211)
Deferred:
Federal	796	(424)	1,700
State	796	593	(157)
Foreign	156	(273)	11

Total deferred	1,748	(104)	1,554

	$4,735	$3,045	$(657)

The income tax provision (benefit) for the years ended December 31, 2015, 2014 and 2013 differs from the amounts computed by applying the statutory federal income tax rate to the consolidated income (loss) before income taxes as follows:

	Years Ended December 31,
	2015	2014	2013
Provision (benefit) computed at statutory rate	$4,172	$2,477	$(848)
(Reduction) increase resulting from:
Difference in rates for foreign jurisdictions	(181)	(144)	(65)
Tax exempt interest income	(6)	—	(6)
Stock-based compensation	(430)	(479)	271
Other non-deductible expenses	14	104	116
Non-deductible officers compensation	408	492	113
State income tax provision	573	337	(228)
Losses not benefitted	9	56	100
Secondary offering	—	188	—
True-up of prior year returns	197	—	(154)
Penalties and interest	—	15	15
Other	(21)	(1)	29

Provision for (benefit from) income taxes	$4,735	$3,045	$(657)

Significant components of the Company’s net deferred tax assets and liabilities are as follows:

	As of December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$341	$1,151
Capital losses	—	46
Deferred revenue	78	—
Accruals and allowances	1,557	1,681
Stock-based compensation	5,493	5,718
Deferred rent expense	862	1,060

Gross deferred tax assets	8,331	9,656
Less valuation allowance	(528)	(1,214)

Total deferred tax assets	7,803	8,442
Deferred tax liabilities:
Intangible asset amortization	(1,496)	(904)
Deferred revenue	—	(44)
Depreciation	(2,679)	(2,063)

Total deferred tax liabilities	(4,175)	(3,011)

Net deferred tax assets	$3,628	$5,431

As reported:
Current deferred tax assets	$2,317	$2,674

Non-current deferred tax assets	$1,893	$3,230

Non-current deferred tax liabilities	$582	$473

In evaluating the ability to realize the net deferred tax asset, the Company considers all available evidence, both positive and negative, including past operating results, the existence of cumulative losses in the most recent fiscal years, tax planning strategies that are prudent and feasible, and forecasts of future taxable income. In considering sources of future taxable income, the Company makes certain assumptions and judgments which are based on the plans and estimates used to manage the underlying business of the Company. Changes in the Company’s assumptions and estimates may materially impact income tax expense for the period. The valuation allowance of $528 and $1,214 at December 31, 2015 and 2014, respectively, relates primarily to foreign net operating losses (“NOLs”) that the Company determined were not more likely than not to be realized based on projections of future taxable income in China and Hong Kong. The valuation allowance (decreased)/increased by ($686), $56 and $100 during the years ended December 31, 2015, 2014 and 2013, respectively. To the extent realization of the deferred tax assets for foreign net operating losses becomes more likely than not, recognition of these acquired tax benefits would reduce income tax expense. As of December 31, 2015, the Company has a federal NOL carryforward of approximately $0.2 million, which may be used to offset future taxable income. The federal NOL is attributable to excess tax deductions from share-based payments, the benefit of which would be credited to additional paid-in capital when the deductions reduce cash taxes payable. The federal NOL carryforward will expire in 2034.

The Company considers the excess of its financial reporting over its tax basis in its investment in foreign subsidiaries essentially permanent in duration and as such has not recognized a deferred tax liability related to this difference.

The amount of unrecognized tax benefits at December 31, 2015 was approximately $0.2 million. The amount of unrecognized tax benefits that impact the effective tax rate, if recognized, is approximately $0.2 million. It is not expected that the amount of unrecognized tax benefits will change significantly within the next twelve months.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2015 and 2014 is as follows:

	2015	2014	2013
Balance at beginning of year	$672	$657	$642
Reductions due to amnesty and settlement	(160)	—	—
Payments	(336)	—	—
Gross increases related to positions taken in prior periods	8	15	15

Balance at end of year	$184	$672	$657

In late March 2010, the Company received a letter from the MA DOR requesting documentation demonstrating that TSC, a wholly-owned subsidiary of the Company, had been classified by the MA DOR as a Massachusetts security corporation for the 2006 and 2007 tax years. Following subsequent correspondence with the MA DOR, the Company determined that it was more likely than not that the MA DOR would require an adjustment to correct TSC’s tax filings such that it would be treated as a Massachusetts business corporation for the applicable years. The Company recorded a tax reserve of approximately $0.4 million. The tax benefits available to a Massachusetts security corporation are composed of (i) a different rate structure (1.32% on gross investment income vs. 9.5% on net income) and (ii) exemption from the 0.26% excise tax on net worth (see Note 9). On August 17, 2011, the Company filed Applications for Abatement with the MA DOR. In January 2012, the Company filed Petitions under Formal Procedure with the ATB. A trial took place in April 2014, and in May 2015 the ATB ruled in favor of the MA DOR. As of the date of the ruling, the Company had recorded a current liability of approximately $677 to account for the tax differential in all open years, which included penalties and interest for the potential state income tax liability arising from the difference between the income tax rates applicable to security corporations and business corporations in Massachusetts. During the second quarter of 2015, the Company accepted an amnesty offer from the MA DOR and paid all amounts due.

The Company recognized interest and penalties totaling $8 on its uncertain tax positions in income tax expense in 2015.

The Company files income tax returns in the U.S. and in foreign jurisdictions. Generally, the Company is no longer subject to U.S., state, local and foreign income tax examinations by tax authorities in its major jurisdictions for years before 2012, except to the extent of net operating loss and tax credit carryforwards from those years. Major taxing jurisdictions include the U.S., both federal and state.

As of December 31, 2015, the Company had a California NOL carryforward acquired from Bitpipe of approximately $0.2 million, which may be used to offset future taxable income and expires in 2018. The Company has foreign NOL carryforwards of $1.4 million, which may be used to offset future taxable income in foreign jurisdictions until they expire, through 2020. The deferred tax assets relating to the NOLs are fully offset by a valuation allowance. The current year decrease in the valuation allowance relates primarily to the write off of the deferred tax asset for state net operating loss carryforwards and the corresponding valuation allowance previously recognized. The Company determined the NOLs were not more likely than not to be realized based on projections of future taxable income in California, China, and Hong Kong.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $3.1 million as of December 31, 2015. The Company has not provided any additional federal or state income taxes or foreign withholding taxes on the undistributed earnings as such earnings have been indefinitely reinvested in the business. Due to the various methods by which such earnings could be repatriated in the future, the amount of taxes attributable to the undistributed earnings is not practicably determinable.

13. Segment Information

The Company views its operations and manages its business as one operating segment based on factors such as how the Company manages its operations and how its executive management team reviews results and makes decisions on how to allocate resources and assess performance.

Geographic Data

Net sales to unaffiliated customers by geographic area* were as follows**:

	Years Ended December 31,
	2015	2014	2013
United States	$85,284	$81,921	$65,386
International	26,542	24,282	23,110

Total	$111,826	$106,203	$88,496

Long-lived assets*** by geographic area were as follows:

	Years Ended December 31,
	2015	2014
United States	$99,091	$100,042
International	4,980	6,147

Total	$104,071	$106,189

*	based on current customer billing address; does not consider the geo-targeted (target audience) location of the campaign
**	no single country outside of the U.S. accounted for 10% or more of revenue during any of these periods
***	comprised of property, plant and equipment, net; goodwill; and intangible assets, net

14. 401(k) Plan

The Company maintains a 401(k) retirement savings plan (the “Plan”) whereby employees may elect to defer a portion of their salary and contribute the deferred portion to the Plan. The Company contributes an amount equal to 50% of the employee’s contribution to the Plan, up to an annual limit of two thousand dollars. The Company contributed $0.9 million, $0.7 million and $0.7 million to the Plan for the years ended December 31, 2015, 2014 and 2013, respectively. Employee contributions and the Company’s matching contributions are invested in one or more collective investment funds at the participant’s direction. The Company’s matching contributions vest 25% annually and are 100% vested after four consecutive years of service.

15. Quarterly Financial Data (unaudited)

	For the Three Months Ended
	2015				2014
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Total revenues	$23,658	$29,757	$29,007	$29,404	$22,977	$26,148	$26,432	$30,646
Total cost of revenues	6,984	7,596	7,512	7,811	6,637	7,128	6,754	7,528
Total gross profit	16,674	22,161	21,495	21,593	16,340	19,020	19,678	23,118
Total operating expenses	16,518	17,941	18,042	17,252	16,143	17,099	17,921	19,534
Operating income	156	4,220	3,453	4,341	197	1,921	1,757	3,584
Net income	$347	$2,829	$2,041	$1,969	$135	$1,303	$938	$1,705
Net income per common share:
Basic	$0.01	$0.09	$0.06	$0.06	$0.00	$0.04	$0.03	$0.05
Diluted	$0.01	$0.08	$0.06	$0.06	$0.00	$0.04	$0.03	$0.05

16. Subsequent Events

On February 10, 2016, the Company announced that the Board had authorized a $20 million stock repurchase program, whereby the Company is authorized to repurchase the Company’s common stock from time to time on the open market or in privately negotiated transactions at prices and in the manner that may be determined by the Board.

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

In connection with the preparation of the Annual Report on Form 10-K for the period ended December 31, 2015, management, under the supervision of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), conducted an evaluation of disclosure controls and procedures as of December 31, 2015. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control, that occurred during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act, as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, our internal control over financial reporting was effective. Management has reviewed its assessment with the Audit Committee.

The independent registered public accounting firm, BDO USA, LLP, has audited our consolidated financial statements and has issued an attestation report on our internal controls over financial reporting as of December 31, 2015, which is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

TechTarget, Inc.

Newton, Massachusetts

We have audited TechTarget, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TechTarget, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, TechTarget, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TechTarget, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated March 11, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Boston, Massachusetts

March 11, 2016

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Incorporated by reference from the information in the Company’s proxy statement for the 2016 annual meeting of stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

Item 11.	Executive Compensation

Incorporated by reference from the information in the Company’s proxy statement for the 2016 annual meeting of stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the information in the Company’s proxy statement for the 2016 annual meeting of stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference from the information in the Company’s proxy statement for the 2016 annual meeting of stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

Item 14.	Principal Accountant Fees and Services

Incorporated by reference from the information in the Company’s proxy statement for the 2016 annual meeting of stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report:

(1) Financial Statements are filed as part of this Annual Report on Form 10-K. The following consolidated financial statements are included in Item 8:

•	Consolidated Balance Sheets as of December 31, 2015 and 2014

•	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2015, 2014 and 2013

•	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2015, 2014 and 2013

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013

•	Notes to Consolidated Financial Statements

(2) Financial statement schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto.

(3) Exhibit Index.

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
Date: March 11, 2016

By:	/s/ GREG STRAKOSCH
Greg Strakosch
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GREG STRAKOSCH	Chief Executive Officer and Director	March 11, 2016
Greg Strakosch	(Principal executive officer)

/s/ JANICE KELLIHER	Chief Financial Officer and Treasurer	March 11, 2016
Janice Kelliher	(Principal financial and accounting officer)

/s/ ROBERT D. BURKE	Director	March 11, 2016
Robert D. Burke

/s/ LEONARD FORMAN	Director	March 11, 2016
Leonard Forman

/s/ JAY C. HOAG	Director	March 11, 2016
Jay C. Hoag

/s/ BRUCE LEVENSON	Director	March 11, 2016
Bruce Levenson

/s/ ROGER M. MARINO	Director	March 11, 2016
Roger M. Marino

EXHIBIT INDEX

			Incorporated by Reference to
Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

	Articles of Incorporation and By-Laws

3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant	10-Q	3.1	11/13/2007	001-33472

3.2	Amended and Restated Bylaws of the Registrant	S-1/A	3.3	3/20/2007	333-140503

	Instruments Defining the Rights of Security Holders

4.1	Specimen Stock Certificate for shares of the Registrant’s Common Stock	S-1/A	4.1	4/10/2007	333-140503

	Material Contracts

10.1	Second Amended and Restated Investors’ Rights Agreement by and among the Registrant, the Investors named therein and SG Cowen Securities Corporation, dated as of December 17, 2004	S-1	10.1	2/07/2007	333-140503

10.2	Form of Indemnification Agreement between the Registrant and its Directors and Officers	S-1/A	10.2	5/15/2007	333-140503

10.3#	2007 Stock Option and Incentive Plan	S-1/A	10.3	4/20/2007	333-140503

10.4#	Form of Incentive Stock Option Agreement under the 2007 Stock Option and Incentive Plan	S-1/A	10.4	4/20/2007	333-140503

10.5#	Form of Non-Qualified Stock Option Agreement under the 2007 Stock Option and Incentive Plan	S-1/A	10.5	4/20/2007	333-140503

10.6#	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors	S-1/A	10.5.1	4/27/2007	333-140503

10.7#	Form of Restricted Stock Agreement under the 2007 Stock Option and Incentive Plan	S-1/A	10.6	4/20/2007	333-140503

10.8#	Form of Restricted Stock Unit Agreement under the 2007 Stock Option and Incentive Plan	10-K	10.8	3/31/2008	001-33472

10.9#	Restricted Stock Unit Agreement, dated December 18, 2007, by and between the Registrant and Kevin Beam	10-K	10.9	3/31/2008	001-33472

10.10#	Restricted Stock Unit Agreement, dated December 18, 2007, by and between the Registrant and Don Hawk	10-K	10.10	3/31/2008	001-33472

10.11#	Restricted Stock Unit Agreement, dated December 18, 2007, by and between the Registrant and Greg Strakosch	10-K	10.13	3/31/2008	001-33472

10.12#	1999 Stock Option Plan	S-1	10.8	2/07/2007	333-140503

10.13#	Form of Incentive Stock Option Grant Agreement under the 1999 Stock Option Plan (for grants prior to September 27, 2006)	S-1	10.9	2/07/2007	333-140503

10.14#	Form of Incentive Stock Option Grant Agreement under the 1999 Stock Option Plan (for grants on or after September 27, 2006)	S-1	10.10	2/07/2007	333-140503

10.15#	Form of Incentive Stock Option Grant Agreement under the 1999 Stock Option Plan (for grants to executives)	S-1/A	10.10.1	5/01/2007	333-140503

10.16#	Form of Nonqualified Stock Option Grant Agreement under the 1999 Stock Option Plan	S-1	10.11	2/07/2007	333-140503

10.17#	Amended and Restated Employment Agreement, dated January 17, 2008, by and between the Registrant and Greg Strakosch	10-K	10.25	3/31/2008	001-33472

10.18#	Amended and Restated Employment Agreement, dated January 17, 2008, by and between the Registrant and Don Hawk	10-K	10.26	3/31/2008	001-33472

10.19#	Amended and Restated Employment Agreement, dated January 17, 2008, by and between the Registrant and Kevin Beam	10-K	10.28	3/31/2008	001-33472

10.20	Lease Agreement by and between MA-Riverside Project L.L.C., as landlord and TechTarget, Inc., as tenant	8-K	10.1	8/7/2009	001-33472

10.21	First Amendment to Lease Agreement, by and between the Registrant and MA-Riverside Project L.L.C. for the premises located at One Riverside Center, 275 Grove Street, Newton, Massachusetts, dated November 18, 2010	8-K	10.1	11/22/2010	001-33472

10.22#	Amended and Restated Restricted Stock Unit Agreement, dated August 10, 2009, by and between the Registrant and Michael Cotoia	10-K	10.33	3/16/2011	001-33472

10.23#	Employment Agreement dated as of January 1, 2012 between the Registrant and Michael Cotoia	8-K	10.1	1/10/2012	001-33472

10.24#	Amendment and Waiver to Amended and Restated Employment Agreement between the Registrant and Kevin Beam (dated January 10, 2012)	10-K	10.36	3/15/2012	001-33472

10.25#	Amendment and Waiver to Amended and Restated Employment Agreement between the Registrant and Don Hawk (dated January 10, 2012)	10-K	10.37	3/15/2012	001-33472

10.26#	Employment Agreement between the Registrant and Janice Kelliher (dated May 4, 2012)	8-K	10.1	5/8/2012	001-33472

10.27	Purchase Agreement between the Company and TCV V, LP and TCV Member Fund, LP, dated December 9, 2014	8-K	10.1	12/9/14	001-33472

10.28	Amended and Restated Credit Facility Agreement between the Registrant and Citizens Bank, National Association, dated June 23, 2015	10-Q	10.1	8/7/2015	001-33472

10.29	Revolving Promissory Note between the Registrant and Citizens Bank, National Association, dated June 23, 2015	10-Q	10.2	8/7/2015	001-33472

10.30	Second Amendment to Lease Agreement by and between Hines Global REIT Riverside Center, LLC, as landlord and successor in interest to MA-Riverside Project, LLC and TechTarget, Inc., as tenant dated July 23, 2015	10-Q	10.1	11/9/2015	001-33472

10.31#*	2016 Executive Incentive Bonus Plan

*21.1	List of Subsidiaries

*23.1	Consent of BDO USA, LLP

*31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

*31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

*32.1	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

*	Filed herewith.
#	Management contract or compensatory plan or arrangement filed as an Exhibit to this report pursuant to 15(a) and 15(c) of Form 10-K.
(1)	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014, (ii) Consolidated Statements of Comprehensive Income (Loss) for the Years ended December 31, 2015, December 31, 2014 and December 31, 2013, (iii) Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2015, December 31, 2014 and December 31, 2013, (iv) Consolidated Statements of Cash Flows for the Years ended December 31, 2015, December 31, 2014 and December 31, 2013, and (v) Notes to Consolidated Financial Statements.