Form 10-Q
period 2016-03-31
TechTarget Inc
filed 2016-05-09
CIK 1293282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The registrant had 32,257,875 shares of Common Stock, $0.001 par value per share, outstanding as of May 6, 2016.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TECHTARGET, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,963	$14,783
Short-term investments	14,146	10,646
Accounts receivable, net of allowance for doubtful accounts of $1,769 and $1,715 as of March 31, 2016 and December 31, 2015, respectively	26,107	26,549
Prepaid taxes	5,230	5,306
Prepaid expenses and other current assets	3,200	2,192

Total current assets	63,646	59,476
Property and equipment, net of accumulated depreciation	9,046	8,922
Long-term investments	5,727	9,262
Goodwill	93,760	93,701
Intangible assets, net of accumulated amortization	1,179	1,448
Deferred tax assets	4,194	4,210
Other assets	836	840

Total assets	$178,388	$177,859

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,066	$1,807
Accrued expenses and other current liabilities	3,312	3,112
Accrued compensation expenses	738	675
Contingent consideration	—	1,326
Income taxes payable	192	516
Deferred revenue	8,291	7,595

Total current liabilities	14,599	15,031
Long-term liabilities:
Deferred rent	2,144	2,245
Deferred tax liabilities	606	582

Total liabilities	17,349	17,858
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 51,126,232 shares issued and 32,238,659 shares outstanding at March 31, 2016 and 50,927,426 shares issued and 32,039,853 shares outstanding at December 31, 2015	51	51
Treasury stock, 18,887,573 shares, at cost	(113,949)	(113,949)
Additional paid-in capital	293,901	293,003
Accumulated other comprehensive loss	(134)	(322)
Accumulated deficit	(18,830)	(18,782)

Total stockholders’ equity	161,039	160,001

Total liabilities and stockholders’ equity	$178,388	$177,859

See accompanying Notes to Consolidated Financial Statements.

TechTarget, Inc.

Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share data)

	For the Three Months Ended March 31,
	2016	2015
	(Unaudited)
Revenues:
Online	$24,269	$23,048
Events	762	610

Total revenues	25,031	23,658

Cost of revenues:
Online(1)	6,658	6,529
Events	535	455

Total cost of revenues	7,193	6,984

Gross profit	17,838	16,674
Operating expenses:
Selling and marketing(1)	11,060	10,341
Product development(1)	2,008	1,776
General and administrative(1)	3,210	3,020
Depreciation	1,020	1,008
Amortization of intangible assets	302	373

Total operating expenses	17,600	16,518

Operating income	238	156
Interest and other income (expense), net	(58)	(163)

Income (loss) before provision for (benefit from) income taxes	180	(7)
Provision for (benefit from) income taxes	228	(354)

Net (loss) income	$(48)	$347

Other comprehensive income (loss), net of tax:
Unrealized gain on investments (net of tax provision of $12 and $11, respectively)	$22	$20
Foreign currency translation gains (losses)	166	(152)

Other comprehensive income (loss)	188	(132)

Comprehensive income	$140	$215

Net (loss) income per common share:
Basic	$(0.00)	$0.01

Diluted	$(0.00)	$0.01

Weighted average common shares outstanding:
Basic	32,594	33,136

Diluted	32,594	34,971

(1) Amounts include stock-based compensation expense as follows:
Cost of online revenues	$27	$14
Selling and marketing	922	689
Product development	36	10
General and administrative	565	734

See accompanying Notes to Consolidated Financial Statements.

TechTarget, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Three Months Ended March 31,
	2016	2015
	(Unaudited)
Operating Activities:
Net (loss) income	$(48)	$347
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,322	1,381
Provision for bad debt	218	222
Amortization of investment premiums	69	57
Stock-based compensation	1,550	1,447
Excess tax benefit—stock options	(4)	—
Other non-cash	—	10
Changes in operating assets and liabilities:
Accounts receivable	230	(3,735)
Prepaid taxes, prepaid expenses and other current assets	(912)	(533)
Other assets	50	43
Accounts payable	262	(280)
Income taxes payable	(390)	116
Accrued expenses and other current liabilities	(637)	1,242
Accrued compensation expenses	59	(1,093)
Deferred revenue	696	1,304
Other liabilities	(100)	(2,084)

Net cash provided by (used in) operating activities	2,365	(1,556)

Investing activities:
Purchases of property and equipment, and other capitalized assets	(1,147)	(886)
Purchases of investments	—	(2,622)
Proceeds from sales and maturities of investments	—	1,710

Net cash used in investing activities	(1,147)	(1,798)

Financing activities:
Tax withholdings related to net share settlements	(710)	—
Excess tax benefit—stock options	4	—
Shelf registration and other fees	—	(4)
Payment of earnout liabilities	(459)	—
Proceeds from exercise of stock options	61	1,765

Net cash (used in) provided by financing activities	(1,104)	1,761

Effect of exchange rate changes on cash and cash equivalents	66	(18)

Net increase (decrease) in cash and cash equivalents	180	(1,611)
Cash and cash equivalents at beginning of period	14,783	19,275

Cash and cash equivalents at end of period	$14,963	$17,664

Supplemental disclosure of cash flow information:
Cash paid for taxes, net	$463	$202

See accompanying Notes to Consolidated Financial Statements.

TECHTARGET, INC.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data, where otherwise noted or instances where expressed in millions)

1. Organization and Operations

TechTarget, Inc. and its subsidiaries (the “Company”) is a leading provider of specialized online content for buyers of corporate information technology (“IT”) products and services, and a leading provider of marketing services for the sellers of those solutions. The Company’s offerings enable IT vendors to identify, reach and influence corporate IT decision makers who are actively researching specific IT purchases through customized marketing programs that include data analytics-driven intelligence solutions, demand generation and brand advertising. The Company operates a network of over 140 websites, each of which focuses on a specific IT sector, such as storage, security or networking. During the critical stages of the purchase decision process, these content offerings meet IT professionals’ needs for expert, peer and IT vendor information, and provide a platform on which IT vendors can launch targeted marketing campaigns which generate measurable, high return on investment (“ROI”). As IT professionals have become increasingly specialized, they have come to rely on the Company’s sector-specific websites for purchasing decision support. The Company’s content enables IT professionals to navigate the complex and rapidly changing IT landscape where purchasing decisions can have significant financial and operational consequences. Based upon the logical clustering of users’ respective job responsibilities and the marketing focus of the products that the Company’s customers are advertising, the Company’s key marketing opportunities and audience extensions are currently addressed using nine distinct media groups: Application Architecture and Development; Channel; CIO/IT Strategy; Data Center and Virtualization Technologies; Business Applications and Analytics; Networking; Security; Storage; and TechnologyGuide.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted (Generally Accepted Accounting Principles, or “GAAP”) in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. All adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown, are of a normal recurring nature and have been reflected in the consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of results to be expected for any other interim periods or for the full year. The information included in these consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report and the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications are not material and had no effect on the reported results of operations.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to revenues, long-lived assets, goodwill, the allowance for doubtful accounts, stock-based compensation, earnouts, self-insurance accruals and income taxes. Estimates of the carrying value of certain assets and liabilities are based on historical experience and on various other assumptions that the Company believes to be reasonable. Actual results could differ from those estimates.

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

Demand Solutions. As part of its demand solutions campaign offerings, the Company may guarantee a minimum number of qualified leads to be delivered over the course of the campaign. The Company determines the content necessary to achieve performance guarantees. Scheduled end dates of campaigns sometimes need to be extended, pursuant to the terms of the arrangement, to satisfy lead guarantees. The Company estimates a revenue reserve necessary to adjust revenue recognition for extended campaigns. These estimates are based on the Company’s experience in managing and fulfilling these offerings. The customer generally has cancellation privileges which normally require advance notice by the customer and require proportional payment by the customer for the portion of the campaign provided by the Company. Additionally, the Company offers sales incentives to certain customers, primarily in the form of volume rebates, which are classified as a reduction of revenues and are calculated based on the terms of the specific customer’s contract. The Company accrues for these sales incentives based on contractual terms and historical experience. The Company recognizes revenue on contracts where pricing is based on cost per lead during the period in which leads are delivered to its customers and recognizes revenue on duration-based campaigns ratably over the duration of the campaign, which is usually less than six months.

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

Goodwill and indefinite-lived intangible assets are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life are amortized over their estimated useful lives, which range from three to ten years, using methods of amortization that are expected to reflect the estimated pattern of economic use, and are reviewed for impairment when events or changes in circumstances suggest that the assets may not be recoverable. Consistent with the Company’s determination that it has only one reporting segment, it has been determined that there is only one reporting unit and goodwill is tested for impairment at the entity level. The Company performs its annual test of impairment of goodwill as of December 31st of each year and whenever events or changes in circumstances suggest that the carrying amount may not be recoverable using the two step process required by ASC 350, Intangibles – Goodwill and Other (“ASC 350”). The first step of the impairment test is to identify potential impairment by comparing the reporting unit’s fair value with its net book value (or carrying amount), including goodwill. The fair value is estimated based on a market value approach. If the fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is not performed. Whenever indicators of impairment become present, the Company would perform the second step and compare the implied fair value of the reporting unit’s goodwill, as defined by ASC 350, to its carrying value to determine the amount of the impairment loss, if any. As of December 31, 2015, there were no indications of impairment based on the step one analysis, and the Company’s estimated fair value exceeded its goodwill carrying value by a significant margin. There were no indications of impairment as of March 31, 2016.

Based on the aforementioned evaluation, the Company believes that, as of the balance sheet dates presented, none of the Company’s goodwill or other long-lived assets were impaired. The Company did not have any intangible assets with indefinite lives as of March 31, 2016 or December 31, 2015.

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

Property and Equipment and Other Capitalized Assets

Property and equipment and other capitalized assets are stated at cost. Property and equipment acquired through acquisitions of businesses are initially recorded at fair value. Depreciation is calculated on the straight-line method based on the month the asset is placed in service.

Internal-Use Software and Website Development Costs

The Company capitalizes costs incurred during the development of its website applications and infrastructure as well as certain costs relating to internal-use software. The estimated useful life of costs capitalized is evaluated for each specific project. Capitalized internal-use software and website development costs are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized only if the carrying amount of the asset is not recoverable and exceeds its fair value. The Company capitalized internal-use software and website development costs of $0.7 million and $0.8 million for the three months ended March 31, 2016 and 2015, respectively.

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

Stock-Based Compensation

The Company has two stock-based employee compensation plans which are more fully described in Note 10. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized in the Consolidated Statement of Operations and Comprehensive Income using the straight-line method over the vesting period of the award. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock option awards.

Comprehensive Income

Comprehensive income includes all changes in equity during a period, except those resulting from investments by stockholders and distributions to stockholders. The Company’s comprehensive income includes changes in the fair value of the Company’s unrealized gains (losses) on available for sale securities and foreign currency translation adjustments.

There were no material reclassifications out of accumulated other comprehensive income in the periods ended March 31, 2016 or 2015.

Foreign Currency

The functional currency for each of the Company’s subsidiaries is the local currency of the country in which it is incorporated. All assets and liabilities are translated into U.S. dollar equivalents at the exchange rate in effect on the balance sheet date or at a historical rate. Revenues and expenses are translated at average exchange rates. Translation gains or losses are recorded in stockholders’ equity as an element of accumulated other comprehensive loss.

Net (Loss) Income Per Share

Basic earnings per share is computed based on the weighted average number of common shares and vested restricted stock awards outstanding during the period. Because the holders of unvested restricted stock awards do not have nonforfeitable rights to dividends or dividend equivalents, the Company does not consider these awards to be participating securities that should be included in its computation of earnings per share under the two-class method. Diluted earnings per share is computed using the weighted average number of common shares and vested, undelivered restricted stock awards outstanding during the period, plus the dilutive effect of potential future issuances of common stock relating to stock option and restricted stock award programs using the treasury stock method. In calculating diluted earnings per share, the dilutive effect of stock options and restricted stock awards is computed using the average market price for the respective period. In addition, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense and assumed tax benefit of stock options and restricted stock awards that are in-the-money. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of stock options and restricted stock awards.

Recent Accounting Pronouncements

Accounting Guidance Adopted in 2016

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (Subtopic 350-40) (“ASU 2015-05”), which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for a cloud computing arrangement as a service contract. The guidance in ASU 2015-05 is required for annual reporting periods (including interim periods within the reporting period) beginning after December 15, 2015. The Company adopted the provisions of the new standard on January 1, 2016 and the adoption did not have a material impact on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The ASU simplifies the previous guidance, which required entities to separately present deferred tax assets and deferred tax liabilities as current and noncurrent in a classified balance sheet. The guidance in ASU 2015-17 is required for annual reporting periods beginning after December 15, 2016, including interim periods within the reporting period. The Company early adopted the provisions of the new standard on January 1, 2016. Implementing the new pronouncement resulted in the Company retrospectively reclassifying approximately $2.3 million in current deferred tax assets to noncurrent as of December 31, 2015.

Accounting Guidance Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. As a result, this guidance is now effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017 (January 1, 2018 for the Company) and early adoption is permitted only as of annual reporting periods (including interim reporting periods within those reporting periods) beginning after December 15, 2016. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which further clarifies the implementation guidance on principal versus agent considerations contained in ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, which provides further implementation guidance for ASU 2014-09. These standards will be effective for the Company in the first quarter of fiscal year 2019, although early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements and disclosure.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years and early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements and disclosure.

3. Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, short-term and long-term investments and contingent consideration. The fair value of these financial assets and liabilities was determined based on three levels of input as follows:

•	Level 1. Quoted prices in active markets for identical assets and liabilities;

•	Level 2. Observable inputs other than quoted prices in active markets; and

•	Level 3. Unobservable inputs.

The fair value hierarchy of the Company’s financial assets and liabilities carried at fair value and measured on a recurring basis is as follows:

		Fair Value Measurements at Reporting Date Using
	March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$200	$200	$—	$—
Short-term investments(2)	14,146	—	14,146	—
Long-term investments(2)	5,727	—	5,727	—

Total assets	$20,073	$200	$19,873	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$122	$122	$—	$—
Short-term investments(2)	10,646	—	10,646	—
Long-term investments(2)	9,262	—	9,262	—

Total assets	$20,030	$122	$19,908	$—

Liabilities:
Contingent consideration –current(3)	$1,326	$—	$—	$1,326

Total liabilities	$1,326	$—	$—	$1,326

(1)	Included in cash and cash equivalents on the accompanying consolidated balance sheets; valued at quoted market prices in active markets.
(2)	Short-term and long-term investments consist of municipal bonds, corporate bonds and government agency bonds; their fair value is calculated using an interest rate yield curve for similar instruments.

(3)	The Company’s valuation techniques and Level 3 inputs used to estimate the fair value of contingent consideration payable in connection with the LeMagIT acquisition are described in Note 5. The contingent consideration, net of a $0.4 million holdback, was paid in January 2016. The holdback is fixed in value and is, therefore, no longer a contingent liability; it is included in current liabilities on the Company’s Consolidated Balance Sheet as of March 31, 2016.

4. Cash, Cash Equivalents and Investments

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less at date of purchase. Cash equivalents are carried at cost, which approximates their fair market value. Cash and cash equivalents consisted of the following:

	March 31, 2016	December 31, 2015
Cash	$14,763	$14,661
Money market funds	200	122

Total cash and cash equivalents	$14,963	$14,783

The Company’s short-term and long-term investments are accounted for as available for sale securities. These investments are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive loss, a component of stockholders’ equity, net of tax. The cumulative unrealized gain (loss), net of taxes, was $2 and $(19) as of March 31, 2016 and December 31, 2015, respectively. Realized gains and losses on the sale of these investments are determined using the specific identification method. There were no realized gains or losses during the three months ended March 31, 2016 or 2015.

Short-term and long-term investments consisted of the following:

	March 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term and long-term investments:
Government agency bonds	$7,612	$4	$(1)	$7,615
Municipal bonds	11,754	3	(6)	11,751
Corporate bonds	504	3	—	507

Total short-term and long-term investments	$19,870	$10	$(7)	$19,873

	December 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term and long-term investments:
Government agency bonds	$7,615	$—	$(15)	$7,600
Municipal bonds	11,818	—	(14)	11,804
Corporate bonds	505	—	(1)	504

Total short-term and long-term investments	$19,938	$—	$(30)	$19,908

The Company had seven debt securities in an unrealized loss position at March 31, 2016. All of these securities have been in such a position for no more than six months. The unrealized loss on those securities was approximately $7 and the fair value was $9.0 million. The Company uses specific identification when reviewing these investments for impairment. Because the Company does not intend to sell the investments that are in an unrealized loss position and it is not likely that the Company will be required to sell any investments before recovery of their cost basis, the Company does not consider those investments with an unrealized loss to be other-than-temporarily impaired at March 31, 2016.

Municipal, government agency, and corporate bonds have contractual maturity dates that range from July 2016 to April 2018. All income generated from these investments is recorded as interest income.

5. Acquisition

LeMagIT

On December 17, 2012, the Company purchased all of the outstanding shares of its French partner, E-Magine Médias SAS, for approximately $2.2 million in cash plus a potential future earnout valued at $0.7 million at the time of the acquisition. Approximately $1.2 million of the cash payment was made at closing, and the remainder was paid in two equal installments in 2013 and 2014. The earnout was subject to certain revenue growth targets and the payment was adjusted each period based on actual results. In valuing the contingent consideration, it was determined that fair value adjustments were necessary to appropriately reflect the inherent risk and related time value of money associated with these potential payments. Accordingly, a discount rate of 28% was used. The calculation of these fair values required the use of significant inputs that are not observable in the market and thus represented a Level 3 fair value measurement as defined in ASC 820, Fair Value Measurements and Disclosures. The significant inputs in the Level 3 measurements not supported by market activity included estimated future revenues as well as the rates used to discount them. The installment payments were recorded at present value using a discount rate of 10%.

The earnout payment of $1.3 million, net of a $0.4 million holdback, was paid in January 2016. The portion of the payment that is related to the fair value of the earnout as of the acquisition date, amounting to approximately $0.5 million, is reflected in financing activities in the Company’s Consolidated Statement of Cash Flows for the three months ended March 31, 2016. The balance of the payment is reflected as an operating cash flow. The holdback is included in current liabilities in the Company’s Consolidated Balance Sheet as of March 31, 2016.

6. Intangible Assets

The following table summarizes the Company’s intangible assets, net:

		As of March 31, 2016
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer, affiliate and advertiser relationships	5–9	$6,982	$(6,578)	$404
Developed websites, technology and patents	10	1,272	(660)	612
Trademark, trade name and domain name	5–8	1,815	(1,702)	113
Proprietary user information database and Internet traffic	5	1,223	(1,173)	50

Total intangible assets		$11,292	$(10,113)	$1,179

		As of December 31, 2015
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer, affiliate and advertiser relationships	5–9	$6,996	$(6,379)	$617
Developed websites, technology and patents	10	1,222	(603)	619
Trademark, trade name and domain name	5–8	1,819	(1,685)	134
Proprietary user information database and Internet traffic	5	1,232	(1,154)	78
Non-compete agreements	3	76	(76)	—

Total intangible assets		$11,345	$(9,897)	$1,448

Intangible assets are amortized over their estimated useful lives, which range from three to ten years, using methods of amortization that are expected to reflect the estimated pattern of economic use. The remaining amortization expense will be recognized over a weighted-average period of approximately 2.55 years. Amortization expense was $0.3 million and $0.4 million for the three month periods ended March 31, 2016 and 2015. Amortization expense is recorded within operating expenses as the intangible assets consist of customer-related assets and website traffic that the Company considers to be in support of selling and marketing activities. The Company wrote off $0.1 million of fully amortized intangible assets in the first quarter of 2016. The Company did not write off any fully amortized intangible assets in the first quarter of 2015. The change in the gross carrying amount of intangible assets during the three months ended March 31, 2016, was due to foreign currency translation gains and losses.

The Company expects amortization expense of intangible assets to be as follows:

Years Ending December 31:	Amortization Expense
2016 (April 1st – December 31st)	$530
2017	170
2018	105
2019	89
2020	75
Thereafter	210

$1,179

7. Net (Loss) Income Per Common Share

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net (loss) income per common share is as follows:

	For the Three Months Ended March 31,
	2016	2015
Numerator:
Net (loss) income	$(48)	$347

Denominator:
Basic:
Weighted average shares of common stock and vested, undelivered restricted stock awards outstanding	32,594,064	33,135,628

Diluted:
Weighted average shares of common stock and vested, undelivered restricted stock awards outstanding	32,594,064	33,135,628
Effect of potentially dilutive shares (1)	—	1,835,799

Total weighted average shares of common stock and vested, undelivered restricted stock awards outstanding and potentially dilutive shares	32,594,064	34,971,427

Net (Loss) Income Per Share:
Basic net (loss) income per share	$(0.00)	$0.01

Diluted net (loss) income per share	$(0.00)	$0.01

(1)	In calculating diluted net (loss) income per share, 0.4 million and 0.5 million shares related to outstanding stock options and unvested restricted stock awards were excluded for the three months ended March 31, 2016 and 2015, respectively, because they were anti-dilutive. Additionally, shares used to calculate diluted net loss per share exclude 1.0 million shares related to outstanding stock options and unvested restricted stock awards for the three months ended March 31, 2016 that would have been dilutive if the Company had net income during that period.

8. Bank Demand Loan Payable

As of March 31, 2016, the Company has a $5.0 million Revolving Credit Facility (the “Credit Agreement”), which is a discretionary $5.0 million demand revolving line. At the Company’s option, the Credit Agreement bears interest at either the prime rate less 1.00% or the London Interbank Offered Rate (“LIBOR”) plus the applicable LIBOR margin. The applicable LIBOR margin is based on the ratio of total funded debt to earnings before interest, other income and expense, income taxes, depreciation, and amortization (“EBITDA”) for the preceding four fiscal quarters. As of March 31, 2016, the applicable LIBOR margin was 1.25%. Unless earlier payment is required by an event of default, all principal and unpaid interest will be due and payable on the interest payment date; however, there is an automatic rollover provision for all loans for which LIBOR is elected by the Company. Borrowings, if any, under the Credit Agreement would be collateralized by a security interest in substantially all assets of the Company. There are no financial covenant requirements and no unused line fees under the Credit Agreement. At March 31, 2016 and December 31, 2015 there were no amounts outstanding under the Credit Agreement.

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

Future minimum lease payments under the Company’s noncancelable operating leases at March 31, 2016 are as follows:

Years Ending December 31:	Minimum Lease Payments
2016 (April 1st – December 31st)	$3,753
2017	4,448
2018	4,505
2019	4,492
2020	683

$17,881

Net Worth Tax Contingency

In late March 2010, the Company received a letter from the Department of Revenue of the Commonwealth of Massachusetts (the “MA DOR”) requesting documentation demonstrating that TSC had been classified by the MA DOR as a Massachusetts security corporation for the 2006 and 2007 tax years. Following subsequent correspondence with the MA DOR and a settlement conference on March 22, 2011, the Company received a Notice of Assessment from the MA DOR with respect to additional excise taxes on net worth related to TSC. Based on the Company’s previous assessment that it was probable that the MA DOR would require an adjustment to correct TSC’s tax filings such that it would be treated as a Massachusetts business corporation for the applicable years, the Company recorded a liability representing its best estimate at that time of the potential net worth tax exposure. The tax benefits available to a Massachusetts security corporation are composed of (i) a different rate structure (1.32% on gross investment income vs. 9.5% on net income) (See Note 12) and (ii) exemption from the 0.26% excise tax on net worth. As of the date of the ruling, the Company had recorded a liability of approximately $257 to account for the tax differential in all open years, including penalties and interest. On August 17, 2011, the Company filed Applications for Abatement with the MA DOR. In January 2012, the Company filed Petitions for Formal Procedure with the Massachusetts Appellate Tax Board (the “ATB”). A trial took place in April 2014, and in May 2015 the ATB ruled in favor of the MA DOR. During the second quarter of 2015, the Company accepted an amnesty offer from the MA DOR and paid all amounts due.

Litigation

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At March 31, 2016 and December 31, 2015, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

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

In April 2007, the Board approved the 2007 Stock Option and Incentive Plan (the “2007 Plan”), which was approved by the stockholders of the Company and became effective upon the consummation of the Company’s IPO in May 2007. Effective upon the consummation of the IPO, no further awards were made pursuant to the 1999 Plan, but any outstanding awards under the 1999 Plan remain in effect and continue to be subject to the terms of the 1999 Plan. The 2007 Plan allows the Company to grant ISOs, NSOs, stock appreciation rights, deferred stock awards, restricted stock and other awards. Under the 2007 Plan, stock options may not be granted at less than fair market value on the date of grant, and grants generally vest over a three to four year period. Stock options granted under the 2007 Plan expire no later than ten years after the grant date. Additionally, beginning with awards made in August 2015, the Company has the option to direct a net issuance of shares for satisfaction of tax liability with respect to vesting of awards and delivery of shares. Prior to August 2015, this choice of settlement method was solely at the discretion of the award recipient. The Company has reserved for issuance an aggregate of 2,911,667 shares of common stock under the 2007 Plan plus an additional annual increase to be added automatically on January 1 of each year, beginning on January 1, 2008, equal to the lesser of (a) 2% of the outstanding number of shares of common stock (on a fully-diluted basis) on the immediately preceding December 31 and (b) such lower number of shares as may be determined by the compensation committee of the Board of Directors of the Company. The number of shares available for issuance under the 2007 Plan is subject to adjustment in the event of a stock split, stock dividend or other change in capitalization. Generally, shares that are forfeited or canceled from awards under the 2007 Plan also will be available for future awards. To date, 8,224,334 shares have been added to the 2007 Plan in accordance with the automatic annual increase. In addition, shares subject to stock options returned to the 1999 Plan, as a result of their expiration, cancellation or termination, are automatically made available for issuance under the 2007 Plan. As of March 31, 2016, a total of 2,725,163 shares were available for grant under the 2007 Plan.

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

A summary of the stock option activity under the Company’s stock option plans for the three months ended March 31, 2016 is presented below:

Year-to-Date Activity	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2015	2,922,736	$7.97
Granted	—	—
Exercised	(8,250)	7.36
Forfeited	—	—
Cancelled	(1,250)	7.36

Options outstanding at March 31, 2016	2,913,236	$7.97	1.34	$1,112

Options exercisable at March 31, 2016	2,913,236	$7.97	1.34	$1,112

Options vested or expected to vest at March 31, 2016	2,913,236	$7.97	1.34	$1,112

During the three months ended March 31, 2016, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was not material, and the total amount of cash received from exercise of these options was $0.1 million. During the three months ended March 31, 2015, the total intrinsic value of options exercised was $1.3 million, and the total amount of cash received from exercise of these options was $1.8 million.

Restricted Stock Awards

Restricted stock awards are valued at the market price of a share of the Company’s common stock on the date of the grant. A summary of the restricted stock award activity under the 2007 Plan for the three months ended March 31, 2016 is presented below:

Year-to-Date Activity	Shares	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Nonvested outstanding at December 31, 2015	1,987,894	$6.93
Granted	—	—
Vested	(77,640)	5.89
Forfeited	(135,234)	6.39

Nonvested outstanding at March 31, 2016	1,775,020	$7.02	$13,171

The total grant date fair value of restricted stock awards that vested during the three months ended March 31, 2016 and 2015 was $1.0 million and $2.5 million, respectively.

As of March 31, 2016, there was $8.9 million of total unrecognized compensation expense related to stock options and restricted stock awards which is expected to be recognized over a weighted average period of 1.5 years.

11. Stockholders’ Equity

Reserved Common Stock

As of March 31, 2016, the Company has reserved 7,796,754 shares of common stock for use in settling outstanding options and unvested restricted stock awards that have not been issued as well as future awards available for grant under the 2007 Plan.

Common Stock Repurchase Program

In February 2016, the Company announced that the Board had authorized a $20 million stock repurchase program (the “2016 Repurchase Program”), whereby the Company is authorized to repurchase the Company’s common stock from time to time on the open market or in privately negotiated transactions at prices and in the manner that may be determined by the Board. During the three months ended March 31, 2016, the Company did not repurchase any shares of common stock pursuant to the 2016 Repurchase Program.

In August 2014, the Company announced that the Board had authorized a $20 million stock repurchase program (the “2014 Repurchase Program”), whereby the Company was authorized to repurchase the Company’s common stock from time to time on the open market or in privately negotiated transactions. In May 2015, the Board amended the program to authorize an additional $10 million to be used for such purchases. During the year ended December 31, 2015, the Company repurchased 1,671,687 shares of common stock for an aggregate purchase price of $15 million pursuant to the 2014 Repurchase Program. The 2014 Repurchase Program expired on December 31, 2015.

Repurchased shares are recorded under the cost method and are reflected as treasury stock in the accompanying Consolidated Balance Sheets. All repurchased shares were funded with cash on hand.

12. Income Taxes

The Company’s effective income tax rate before discrete items was 40.2% and 41.6% for the three months ended March 31, 2016 and 2015, respectively. The lower rate in 2016 as compared to 2015 was primarily due to the impact of state income tax apportionment. The Company recognized income tax benefits for discrete items of an immaterial amount during the three months ended March 31, 2016 and $0.4 million during the three months ended March 31, 2015. Additionally, the Company recognized an adjustment to foreign tax expense in the amount of $150 during the three months ended March 31, 2016. The effective income tax rate is based upon the estimated annual effective tax rate in compliance with ASC 740 and other related guidance. The Company updates the estimate of its annual effective tax rate at the end of each quarterly period. The Company’s estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and its interpretations of tax laws. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense, which were not material for the three months ended March 31, 2016 and 2015.

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

Geographic Data

Net sales to unaffiliated customers by geographic area* were as follows**:

	Three Months Ended March 31,
	2016	2015
United States	$18,901	$17,884
International	6,130	5,774

Total	$25,031	$23,658

Long-lived assets*** by geographic area were as follows:

	March 31, 2016	December 31, 2015
United States	$99,081	$99,091
International	4,904	4,980

Total	$103,985	$104,071

*	based on current customer billing address; does not consider the geo-targeted (target audience) location of the campaign
**	no single country outside of the U.S. accounted for 10% or more of revenue during any of these periods
***	comprised of property, plant and equipment, net; goodwill; and intangible assets, net

14. Subsequent Events

Tender Offer and Credit Facility

On May 3, 2016, the Company’s Board of Directors approved a tender offer to purchase up to 8 million shares of the Company’s common stock, par value $0.001 per share (the “Tender Offer”). The Company intends to launch the Tender Offer on May 10, 2016 at a purchase price per share of $7.75, which equals the average of the daily volume-weighted average price of our common stock traded on the NASDAQ Global Market during normal market hours for each of the five trading days from May 2 through May 6, 2016, as reported by S&P Capital IQ. The Tender Offer will expire on June 8, 2016, unless extended. The Company will fund the purchase of shares pursuant to the Tender Offer through a combination of cash on hand and the proceeds of a new 5-year senior secured credit facility for $50 million (the “Credit Facility”). The Credit Facility, which was entered into on May 9, 2016, is subject to customary representations and covenants.

Concurrently with the Board’s approval of the Tender Offer, the Board of Directors terminated the $20 million Share Repurchase Program announced in February 2016. On May 5, 2016, the Company terminated the discretionary $5.0 million demand revolving credit line (see Note 8); there were no amounts outstanding under the revolving credit line as of March 31, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors. Please refer to our “Forward-Looking Statements” section on page 34.

Overview

Background

We are a leading provider of specialized online content for buyers of corporate information technology (“IT”) products and services, and a leading provider of marketing services for the sellers of those solutions. Our offerings enable IT vendors to identify, reach and influence corporate IT decision makers who are actively researching specific IT purchases. We do this through customized marketing programs that include data analytics-driven intelligence solutions, demand generation and brand advertising.

IT professionals have become increasingly specialized, and rely on our network of over 140 websites, each of which focuses on a specific IT sector such as storage, security or networking, for key decision support information tailored to their specific areas of responsibility.

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

We had approximately 17.2 million and 15.8 million registered members as of March 31, 2016 and 2015, respectively. The size of our registered user base does not provide direct insight into the number of our customers or our revenues but it does provide context as to the breadth and reach of our content footprint, which our customers leverage through customized marketing programs. The targeted nature of our user base enables IT vendors to reach a specialized audience efficiently because our content is highly segmented and aligned with the IT vendors’ specific products. We have developed a broad customer base, and deliver advertising campaigns to approximately 1,400 customers.

On May 3, 2016, our Board of Directors approved a tender offer to purchase up to 8 million shares of the Company’s common stock, par value $0.001 per share (the “Tender Offer”). We intend to launch the Tender Offer on May 10, 2016 at a purchase price per share of $7.75, which equals the average of the daily volume-weighted average price of our common stock traded on the NASDAQ Global Market during normal market hours for each of the five trading days from May 2 through May 6, 2016, as reported by S&P Capital IQ. The Tender Offer will expire on June 8, 2016, unless extended. The purchase of shares pursuant to the Tender Offer will be funded through a combination of cash on hand and the proceeds of a new 5-year senior secured credit facility for $50 million (the “Credit Facility”). The Credit Facility, which was entered into on May 9, 2016, is subject to customary representations and covenants.

Concurrently with the Board’s approval of the Tender Offer, the Board of Directors terminated the $20 million Share Repurchase Program announced in February 2016. On May 5, 2016, we terminated our discretionary $5.0 million demand revolving credit line; there were no amounts outstanding under the revolving credit line as of March 31, 2016.

Executive Summary

Our revenues for the three months ended March 31, 2016 grew approximately 6%, to $25.0 million, when compared with the same period in 2015.

Online revenues grew 5% over the prior year, driven by growth in the IT Deal Alert™ offerings. Online international geo-targeted revenues, where our target audience is outside North America (“International”), grew 5% compared to the prior year, again driven by IT Deal Alert sales. Overall, IT Deal Alert sales grew 34% in 2016 as compared with 2015. In addition, our international business continues to benefit from the shift to online tools from traditional print sources by IT professionals.

Gross margin was 71% for the three months ended March 31, 2016 as compared to 70% for the same period in 2015. Online gross profit increased by $1.1 million, primarily attributable to the increase in online revenues as compared to the same period a year ago. Events gross profit increased by $0.1 million, primarily as a result of the increased events revenues as compared to the same period in the prior year.

Business Trends

The following discussion highlights key trends affecting our business.

•	Macro-economic Conditions and Industry Trends. Because most of our customers are IT vendors, the success of our business is intrinsically linked to the health, and subject to the market conditions, of the IT industry. In the three months ended March 31, 2016, we did not see any meaningful improvement in the IT market and many of our customers continue to be revenue-challenged. This fact, coupled with caution on the part of our largest clients because of foreign currency concerns, has continued to put pressure on marketing budgets. Our growth continues to be driven in large part by the return on the investments we made in our direct international operations during the downturn as well as our data analytics suite of products, IT Deal Alert, which continues to drive market share gains for us. While we will continue to invest in these growth areas, management will continue to carefully control discretionary spending such as travel and entertainment, and the filling of new and replacement positions, in an effort to maintain profit margins and cash flow.

•	Customer Demographics. Due to the impact of the strong U.S. dollar on foreign currency, our large multi-national customers, who have a significant amount of their revenue outside the U.S., continue to be cautious. In the three months ended March 31, 2016, online revenues from our top 12 global customers, which have the most international exposure, decreased slightly compared to the same period a year ago. Online revenues from our mid-sized customers (our next largest 100 customers, who have less exposure internationally) increased by approximately 16% year over year. Revenues attributable to our smaller customers, which tend to be venture capital-backed start-ups that primarily operate in North America, increased by approximately 6% over the prior year period. All three customer segments continued to report a challenging environment, and this translated into our customers remaining cautious with their marketing expenditures.

Our key strategic initiatives include:

•	Geographic – During the three months ended March 31, 2016, approximately 30% of our online revenues were derived from International campaigns. International online revenues (which also includes IT Deal Alert revenues of $1.1 million as discussed below) increased by approximately 5% in the three months ended March 31, 2016 as compared to the same period a year ago. We continue to execute very well internationally as we continue to deepen our relatively new relationships with our customers in the United Kingdom, France, Germany, Australia, Singapore, China and Latin America. Due to the impact of the strong U.S. dollar on foreign currency, however, our largest customers continue to be cautious.

•	Product – IT Deal Alert revenues were approximately $6.8 million in the three months ended March 31, 2016, up from approximately $5.1 million in the same period in 2015. This includes International IT Deal Alert revenues of $1.1 million, which is also included in International revenues as discussed above. In the first quarter of 2016, we had 277 active customers utilizing our IT Deal Alert products and services; this is down slightly from 288 customers in the fourth quarter of 2015 and up from 230 in the first quarter of 2015. We expect IT Deal Alert to continue to be a meaningful growth driver into 2016.

Sources of Revenues

Revenue changes for the three month period ended March 31, 2016 as compared to the same period in 2015 were as follows:

	Three Months Ended March 31,
	2016	2015	2016 vs. 2015% change
	($ in thousands)
Total Online	$24,267	$23,048	5%

Total Online by Geographic Area:
North America:
North America Core Online	11,260	11,580	-3%
North America IT Deal Alert	5,693	4,523	26%

Total North America Online	16,953	16,103	5%
International:
International Core Online	6,197	6,377	-3%
International IT Deal Alert	1,117	568	97%

Total International Online	7,314	6,945	5%
Total Online by Product:
Core Online:
North America Core Online	11,260	11,580	-3%
International Core Online	6,197	6,377	-3%

Total Core Online	17,457	17,957	-3%
IT Deal Alert:
North America IT Deal Alert	5,693	4,523	26%
International IT Deal Alert	1,117	568	97%

Total IT Deal Alert	6,810	5,091	34%
Total Events	$764	$610	25%

Total Revenues	$25,031	$23,658	6%

We sell customized marketing programs to IT vendors targeting a specific audience within a particular IT sector or sub-sector. We maintain multiple points of contact with our customers to provide support throughout their organizations and their customers’ IT sales cycles. As a result, our customers often run multiple advertising programs with us in order to target their desired audience of IT professionals more effectively. There are multiple factors that can impact our customers’ advertising objectives and spending with us, including but not limited to, IT product launches, increases or decreases to their advertising budgets, the timing of key industry marketing events, responses to competitor activities and efforts to address specific marketing objectives such as creating brand awareness or generating sales leads. Our products and services are generally delivered under short-term contracts that run for the length of a given advertising program, typically less than six months. In the three months ended March 31, 2016, demand generation and brand advertising remained our primary sources of revenue, while data analytics-driven intelligence solutions, driven by growth in our IT Deal Alert products and services, contributed approximately 28% of online revenue as compared with approximately 22% for the same period in 2015.

The majority of our revenues are derived from the delivery of our online offerings. Online revenues represented 97% of total revenues for the three months ended March 31, 2016 and 2015.

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

•	IT Deal Alert: Qualified Sales Opportunities™. Qualified Sales Opportunities is a product that profiles specific in-progress purchase projects, including information on scope and purchase considerations, in over 100 technology-specific segments.

•	IT Deal Alert: Priority Engine™. Priority Engine is a subscription service powered by our Activity Intelligence™ platform, which integrates with salesforce.com. The service delivers information to allow marketers and sales personnel to identify accounts actively researching new technology purchases, and to reach active prospects within those organizations that are relevant to the purchase. We sell this service in approximately 300 technology-specific segments.

•	IT Deal Alert: Deal Data™. Deal Data is a customized solution aimed at sales intelligence and data scientist functions within our customers that makes our Activity Intelligence data directly consumable by the customer’s internal applications.

•	IT Deal Alert: TechTarget Research™. TechTarget Research is a newly launched subscription product that sources proprietary information about purchase transactions from IT professionals who are making and have recently completed these purchases. The offering provides data on market trends, pricing dynamics and vendor win/loss and displacement trends.

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

Events

Events revenues represented 3% of total revenues for the three months ended March 31, 2016 and 2015. We operate a select number of face-to-face events, the majority of which are free to IT professionals and are sponsored by IT vendors. Attendees are pre-screened based on event-specific criteria such as sector-specific budget size, company size, or job title. We offer three types of events: multi-day conferences, single-day seminars and custom events. Multi-day conferences provide independent content provided by our professionals to our attendees and allow vendors to purchase exhibit space and other sponsorship offerings that enable interaction with the attendees. We also hold single-day seminars on various topics in major cities. These seminars provide independent content provided by our professionals on key sub-topics in the sectors we serve, are free to qualified attendees, and offer multiple vendors the ability to interact with specific, targeted audiences actively focused on buying decisions. Our custom events differ from our seminars in that they are exclusively sponsored by a single IT vendor and the content is driven primarily by the sole sponsor.

Cost of Revenues, Operating Expenses and Other

Expenses consist of cost of online and event revenues, selling and marketing, product development, general and administrative, depreciation, amortization and interest and other income (expense), net. Personnel-related costs are a significant component of each of these expense categories except for depreciation, amortization and interest and other income (expense), net.

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

Interest and Other Income (Expense), Net. Interest income, net consists primarily of interest income earned on cash, cash equivalents and short-term and long-term investments less any interest expense incurred, including amortization of premiums on our investments. We historically have invested our cash in money market accounts, municipal bonds and government agency bonds. Other expense, net consists of non-operating gains or losses, primarily related to foreign currency exchange.

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

Online Offerings

IT Deal Alert. IT Deal Alert is a suite of products and services for IT vendors which includes Qualified Sales Opportunities, Priority Engine, Deal Data and TechTarget Research. Qualified Sales Opportunities revenue is recognized when the Qualified Sales Opportunity is delivered to the customer, Priority Engine revenue is recognized ratably over the duration of the service, Deal Data revenue is recognized upon delivery of the data to the customer and Research revenue is recognized when the product is delivered.

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

Long-Lived Assets

Our long-lived assets consist primarily of property and equipment, capitalized software, goodwill and other intangible assets. Goodwill and other intangible assets have arisen principally from our acquisitions. The amount assigned to intangible assets is subjective and based on our estimates of the future benefit of the intangible assets using accepted valuation techniques, such as discounted cash flow and replacement cost models. Our long-lived assets, other than goodwill, are amortized over their estimated useful lives, which we determine based on the consideration of several factors including the period of time the asset is expected to remain in service. Intangible assets are amortized over their estimated useful lives, which range from three to ten years, using methods of amortization that are expected to reflect the estimated pattern of economic use. Consistent with our determination that we have only one reporting segment, we have determined that there is only one reporting unit and test goodwill for impairment at the entity level. We evaluate the carrying value and remaining useful lives of long-lived assets, other than goodwill, whenever indicators of impairment are present. We evaluate the carrying value of goodwill annually using the two step process required by Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other (“ASC 350”). The first step of the impairment test is to identify potential impairment by comparing the reporting unit’s fair value with its net book value (or carrying amount), including goodwill. The fair value is estimated based on a market value approach. If the fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is not performed. Whenever indicators of impairment are present, we would perform the second step and compare the implied fair value of the reporting unit’s goodwill, as defined by ASC 350, to its carrying value to determine the amount of the impairment loss, if any. As of December 31, 2015, the date of our last goodwill impairment review, there were no indications of impairment based on our step one analysis, and our estimated fair value exceeded our carrying value by a significant margin. There was no indication of impairment in our goodwill or intangible assets at March 31, 2016.

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

The allowance for doubtful accounts was $1.8 million at March 31, 2016 and $1.7 million at December 31, 2015.

Stock-Based Compensation

We measure stock-based compensation at the grant date based on the fair value of the award and recognize stock-based compensation in our results of operations using the straight-line method over the vesting period of the award. We use the Black-Scholes option pricing model to determine the fair value of stock option awards.

The expected volatility of options granted was determined using a weighted average of the historical volatility of our stock for a period equal to the expected life of the option. The risk-free interest rate is based on a zero coupon U.S. treasury instrument whose term is consistent with the expected life of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. We applied an estimated annual forfeiture rate in determining the expense recorded in each period.

Internal-Use Software and Website Development Costs

We capitalize costs of materials, consultants and compensation and related expenses of employees who devote time to the development of internal-use software and website applications and infrastructure involving developing software to operate our websites. However, we expense as incurred website development costs for new features and functionalities since it is not probable that they will result in additional functionality until they are both developed and tested with confirmation that they are more effective than the current set of features and functionalities on our websites. Our judgment is required in determining the point at which various projects enter the state at which costs may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized, which is generally three years. To the extent that we change the manner in which we develop and test new features and functionalities related to our websites, assess the ongoing value of capitalized assets or determine the estimated useful lives over which the costs are amortized, the amount of website development costs we capitalize and amortize in future periods would be impacted. We review capitalized internal-use software and website development costs for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We would recognize an impairment loss only if the carrying amount of the asset is not recoverable and exceeds its fair value. We capitalized internal-use software and website development costs of $0.7 million and $0.8 million for the three months ended March 31, 2016 and 2015, respectively.

Income Taxes

We are subject to income taxes in both the U.S. and foreign jurisdictions, and we use estimates in determining our provision for income taxes. We recognize deferred tax assets and liabilities based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates.

Our deferred tax assets are comprised primarily of book to tax differences on stock-based compensation and timing of deductions for deferred rent, accrued expenses, depreciation and amortization. As of March 31, 2016, we had a California net operating loss (“NOL”) carryforward acquired from Bitpipe of approximately $0.2 million which expires in 2018. We also had foreign NOL carryforwards of $1.4 million, which may be used to offset future taxable income in foreign jurisdictions until they expire, through 2020. The deferred tax assets related to the California and foreign NOL carryforwards have been fully offset by a valuation allowance.

Additionally, we have $0.2 million of federal NOL carryforwards that will expire in 2034.

Net (Loss) Income Per Share

We calculate basic earnings per share (“EPS”) by dividing earnings available to common shareholders for the period by the weighted average number of common shares and vested, undelivered restricted stock awards outstanding during the period. Because the holders of unvested restricted stock awards do not have nonforfeitable rights to dividends or dividend equivalents, we do not consider these awards to be participating securities that should be included in our computation of earnings per share under the two-class method. Diluted EPS is computed using the weighted-average number of common shares and vested, undelivered restricted stock awards outstanding during the period, plus the dilutive effect of potential future issuances of common stock relating to stock option and restricted stock award programs using the treasury stock method. In calculating diluted EPS, the dilutive effect of stock options and restricted stock awards is computed using the average market price for the respective period. In addition, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense and assumed tax benefit of stock options and restricted stock awards that are in-the-money. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of stock options and restricted stock awards.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended March 31,
	2016		2015
	($ in thousands)
Revenues:
Online	$24,269	97%	$23,048	97%
Events	762	3	610	3

Total revenues	25,031	100	23,658	100
Cost of revenues:
Online	6,658	27	6,529	28
Events	535	2	455	2

Total cost of revenues	7,193	29	6,984	30

Gross profit	17,838	71	16,674	70
Operating expenses:
Selling and marketing	11,060	44	10,341	44
Product development	2,008	8	1,776	7
General and administrative	3,210	13	3,020	13
Depreciation	1,020	4	1,008	4
Amortization of intangible assets	302	1	373	2

Total operating expenses	17,600	70	16,518	70

Operating income	238	1	156	1
Interest and other income (expense), net	(58)	*	(163)	*

Income (loss) before provision for (benefit from) income taxes	180	1	(7)	*
Provision for (benefit from) income taxes	228	1	(354)	*

Net (loss) income	$(48)	0%	$347	1%

*	Not meaningful

Comparison of Three Months Ended March 31, 2016 and 2015

Revenues

	Three Months Ended March 31,
	2016	2015	Increase (Decrease)	Percent Change
	($ in thousands)
Revenues:
Online	$24,269	$23,048	$1,221	5%
Events	762	610	152	25

Total revenues	$25,031	$23,658	$1,373	6%

Online. The increase in online revenues was primarily attributable to a $1.7 million increase in IT Deal Alert offerings and international expansion, offset in part by reductions in demand solution and branding offerings as compared to the same quarter in the prior year.

Events. The increase in events revenues was primarily due to an increase in the number of custom events that we conducted as compared to the same period in the prior year.

Cost of Revenues and Gross Profit

	Three Months Ended March 31,
	2016	2015	Increase (Decrease)	Percent Change
	($ in thousands)
Cost of revenues:
Online	$6,658	$6,529	$129	2%
Events	535	455	80	18

Total cost of revenues	$7,193	$6,984	$209	3%

Gross profit	$17,838	$16,674	$1,164	7%

Gross profit percentage	71%	70%

Cost of Online Revenues. The increase in cost of online revenues was primarily attributable to costs related to new product offerings.

Cost of Events Revenues. The increase in cost of events revenues was primarily due to increases in variable direct and employee-related costs as a result of the increase in the number of events that we conducted as compared to the prior year period.

Gross Profit. Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. Gross profit percentage for the first quarter of 2016 was 71% as compared to 70% in the first quarter of 2015. Online gross profit increased by $1.1 million, primarily attributable to the increase in online revenues, as compared to the same period a year ago. Events gross profit increased by $0.1 million, primarily as a result of the higher events revenues as compared to the same period in the prior year. Because the majority of our costs are labor-related, we expect our gross profit to fluctuate from period to period depending on the total revenues for the period, as well as the relative contribution of online and events revenues to our total revenues and product mix.

Operating Expenses and Other

	Three Months Ended March 31,
	2016	2015	Increase (Decrease)	Percent Change
	($ in thousands)
Operating expenses:
Selling and marketing	$11,060	$10,341	$719	7%
Product development	2,008	1,776	232	13
General and administrative	3,210	3,020	190	6
Depreciation	1,020	1,008	12	1
Amortization of intangible assets	302	373	(71)	(19)

Total operating expenses	$17,600	$16,518	$1,082	7%

Interest and other income (expense), net	$(58)	$(163)	$105	64%

Provision for (benefit from) income taxes	$228	$(354)	$582	164%

Selling and Marketing. Selling and marketing expenses increased for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 primarily due to increased investment in product innovation, increased costs due to international expansion, variable compensation-related expenses caused by the increase in revenues and stock-based compensation.

Product Development. The increase in product development expense was primarily caused by development efforts towards new products as well as a $0.1 million reduction in the amount of these costs that were capitalized year over year as some resources were allocated to non-capitalized projects.

General and Administrative. The increase in general and administrative expense for the three months ended March 31, 2016 was primarily caused by an increase in legal fees, offset in part by decreases in stock-based compensation and corporate taxes.

Depreciation and Amortization of Intangible Assets. Depreciation expense was relatively flat year over year. The decrease in amortization of intangible assets expense was attributable to certain intangible assets becoming fully amortized during 2015.

Interest and Other Income (Expense), Net. Interest income, net increased to $49,000 in the first quarter of 2016 as compared to $9,000 in the first quarter of 2015. Other expense, net in the first quarter of 2016 was $0.1 million compared to $0.2 million in the first quarter of 2015. The decrease in other expense, net, was due to a decrease in foreign currency-related charges due to changes in exchange rates in countries where we record accounts receivable and accounts payable in the normal course of business.

Provision for (Benefit from) Income Taxes. Our effective income tax rate before discrete items was 40.2% and 41.6% for the three months ended March 31, 2016 and 2015, respectively. The lower rate in 2016 as compared to 2015 was primarily due to the impact of state income tax apportionment. We recognized income tax benefits for discrete items for an immaterial amount in the three months ended March 31, 2016 and for $0.4 million during the three months ended March 31, 2015. Additionally, we recognized an adjustment to foreign tax expense in the amount of $150,000 during the three months ended March 31, 2016. Our effective income tax rate is based upon the estimated annual effective tax rate in compliance with ASC 740, Accounting for Uncertainty in Income Taxes, and other related guidance. We update the estimate of our annual effective tax rate at the end of each quarterly period. Our estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and interpretations of tax laws.

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

Liquidity and Capital Resources

Resources

At March 31, 2016, our cash, cash equivalents and investments totaled $34.8 million, a $0.1 million increase over the prior quarter. We believe that our existing cash, cash equivalents, and investments, our cash flow from operating activities and available bank borrowings will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion internationally, future acquisitions we might undertake, and the expansion into complementary businesses. To the extent that our cash and cash equivalents, investments and cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more additional acquisitions of businesses.

	March 31, 2016	December 31, 2015
	(in thousands)
Cash, cash equivalents and investments	$34,836	$34,691

Accounts receivable, net	$26,107	$26,549

Cash, Cash Equivalents and Investments

Our cash, cash equivalents and investments at March 31, 2016 were held for working capital purposes and were invested primarily in money market accounts, municipal bonds and government agency bonds and, to a lesser extent, corporate bonds. We do not enter into investments for trading or speculative purposes.

Accounts Receivable, Net

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our service delivery and billing activity, cash collections, and changes to our allowance for doubtful accounts. We use days sales outstanding (“DSO”) as a measurement of the quality and status of our receivables. We define DSO as net accounts receivable at quarter end divided by total revenues for the applicable period, multiplied by the number of days in the applicable period. DSO was 95 days for the three months ended March 31, 2016 and 83 days at December 31, 2015. The increase in DSO was primarily due to the timing of payments from customers. We typically see an increase in DSO from December 31 to March 31 due to the reduction of revenue and historically strong collections in the fourth quarter.

Cash Flows

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net cash provided by (used in) operating activities	$2,365	$(1,556)

Net cash used in investing activities	$(1,147)	$(1,798)

Net cash (used in) provided by financing activities	$(1,104)	$1,761

Operating Activities

Cash provided by (used in) operating activities primarily consists of net (loss) income adjusted for certain non-cash items including depreciation and amortization, the provision for bad debt, stock-based compensation, deferred income taxes, and the effect of changes in working capital and other activities. Cash provided (used in) operating activities for the three months ended March 31, 2016 was $2.4 million compared to $(1.6 million) for the three months ended March 31, 2015.

The increase in cash provided by operating activities was primarily a result of changes in operating assets and liabilities of $(0.7) million compared to $(5.0) million in the first three months of 2016 and 2015, respectively. The impact from changes in operating assets and liabilities was partially offset by a decrease in net income adjusted for non-cash items from $3.5 million to $3.1 million for the first three months of 2015 and 2016, respectively. Significant components of the changes in assets and liabilities in the first three months of 2016 included a $0.9 million increase in prepaids and other current assets; a decrease in income taxes payable of $0.4 million; and a decrease in accrued expenses of $0.6 million. These changes were offset in part by an increase in deferred revenue of $0.7 million and an increase in accounts payable of $0.3 million.

Investing Activities

Cash used in investing activities in the three months ended March 31, 2016 was $1.1 million and was related to the purchase of property and equipment, made up primarily of website development costs, computer equipment and related software and internal-use development costs. Cash used in investing activities in the three months ended March 31, 2015 was $1.8 million; $0.9 million was related to the purchase of property and equipment, made up primarily of website development costs, computer equipment and related software and internal-use development costs; $0.9 million was related to the conversion of cash equivalents into long-term investments.

Financing Activities

In the first three months of 2016, we used $0.7 million for tax withholdings related to net share settlements and $0.5 million for an earnout payment. We received proceeds from the exercise of stock options in the amount of $1.8 million in the three months ended March 31, 2015, as compared to $61,000 in the first three months of 2016.

Common Stock Repurchase Program

In February 2016, we announced that our Board had authorized a $20 million stock repurchase program (the “2016 Repurchase Program”), whereby we are authorized to repurchase our common stock from time to time on the open market or in privately negotiated transactions at prices and in the manner that may be determined by the Board. During the three months ended March 31, 2016, we did not repurchase any shares of common stock pursuant to the 2016 Program. This program was terminated concurrently with the approval of a Tender Offer in May 2016 (see Note 14 to the Consolidated Financial Statements).

In August 2014, we announced that our Board had authorized a $20 million stock repurchase program (the “2014 Repurchase Program”), whereby we were authorized to repurchase our common stock from time to time on the open market or in privately negotiated transactions. In May 2015, the Board amended the program to authorize an additional $10 million to be used for such purchases. During the year ended December 31, 2015, we repurchased 1,671,687 shares of common stock for an aggregate purchase price of $15 million pursuant to the 2014 Repurchase Program. The 2014 Repurchase Program expired on December 31, 2015.

Repurchased shares are recorded under the cost method and are reflected as treasury stock in the accompanying Consolidated Balance Sheets. All repurchased shares were funded with cash on hand.

Term Loan and Credit Facility Borrowings

As of March 31, 2016 we had a discretionary $5.0 million demand revolving line available to us (the “Credit Agreement”). No borrowings had been made against this line as of March 31, 2016 (see Note 8 to the Consolidated Financial Statements). The Credit Agreement was terminated on May 5, 2016.

On May 9, 2016, we entered into a new senior secured credit facility for $50 million (the “Credit Facility”). The Credit Facility is subject to customary representations and covenants (see Note 14 to the Consolidated Financial Statements).

Capital Expenditures

We have made capital expenditures primarily for computer equipment and related software needed to host our websites, internal-use software development costs, as well as for leasehold improvements and other general purposes to support our growth. Our capital expenditures totaled $1.1 million and $0.9 million for the three month periods ended March 31, 2016 and 2015, respectively. A majority of our capital expenditures in the first quarter of 2016 were internal-use development costs and, to a lesser extent, office equipment and leasehold improvements related to our new office space as well as computer equipment and related software. We are not currently party to any purchase contracts related to future capital expenditures.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.

Forward Looking Statements

Certain information included in this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or referenced in this Quarterly Report on Form 10-Q that address activities, events or developments which we expect will or may occur in the future are forward-looking statements, including statements regarding the intent, belief or current expectations of the Company and members of our management team. The words “will,” “believe,” “intend,” “expect,” “anticipate,” “project,” “estimate,” “predict” and similar expressions are also intended to identify forward-looking statements. Such statements may include those regarding guidance on our future financial results and other projections or measures of our future performance; our expectations concerning market opportunities and our ability to capitalize on them; and the amount and timing of the benefits expected from acquisitions, new products or services and other potential sources of additional revenues. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. These statements speak only as of the date of this Quarterly Report on Form 10-Q and are based on our current plans and expectations, and they involve risks and uncertainties that could cause actual future events or results to be different than those described in or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those relating to: market acceptance of our products and services, including continued increased sales of our IT Deal Alert offerings and continued increased international growth; relationships with customers, strategic partners and employees; difficulties in integrating acquired businesses; changes in economic or regulatory conditions or other trends affecting the Internet, Internet advertising and information technology industries; and other matters included in our filings with the Securities and Exchange Commission, including those detailed under Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2015. Actual results may differ materially from those contemplated by the forward-looking statements. We undertake no obligation to update our forward-looking statements to reflect future events or circumstances.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

We currently have subsidiaries in the United Kingdom, Hong Kong, Australia, Singapore, Germany and France. Additionally, we have a wholly foreign-owned enterprise formed under the laws of the People’s Republic of China (“PRC”), and a variable interest entity in Beijing, PRC. Approximately 24% of our revenues for the three months ended March 31, 2016 were derived from customers with billing addresses outside of the United States and our foreign exchange gains/losses were not significant. We currently believe our exposure to foreign currency exchange rate fluctuations is financially immaterial and therefore have not entered into foreign currency hedging transactions. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in the future. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Our continued international expansion increases our exposure to exchange rate fluctuations and as a result such fluctuations could have a significant impact on our future results of operations.

Interest Rate Risk

At March 31, 2016, we had cash, cash equivalents and investments totaling $34.8 million. These amounts were invested primarily in money market accounts, municipal bonds and government agency bonds and, to a lesser extent, corporate bonds. The cash, cash equivalents and investments were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

Our exposure to market risk also relates to the amount of interest expense we would have to pay if we were to utilize our Credit Agreement. The advances under this credit facility bear a variable rate of interest determined as a function of the lender’s prime rate or London Interbank Offered Rate (“LIBOR”) (see Note 8 to the Consolidated Financial Statements). At March 31, 2016, there were no amounts outstanding under the Credit Agreement.

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

In connection with the preparation of the Quarterly Report on Form 10-Q for the period ended March 31, 2016, management, under the supervision of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), conducted an evaluation of disclosure controls and procedures as of March 31, 2016. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control, that occurred during the first quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened litigation against us that could have a material adverse effect on our business, operating results or financial condition.

Item 1A. Risk Factors

Our business is subject to a number of risks, including those identified in Item 1A – “Risk Factors” of our 2015 Annual Report on Form 10-K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of March 31, 2016, there have been no material changes to the risk factors disclosed in our 2015 Annual Report on Form 10-K. We may disclose changes to any risk factors presented or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

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

TECHTARGET, INC. (Registrant)

Date: May 9, 2016	By:	/s/ MICHAEL COTOIA
Michael Cotoia, Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2016	By:	/s/ JANICE KELLIHER
Janice Kelliher, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)

Exhibit Index

Exhibit No.	Description of Exhibit

31.1	Certification of Michael Cotoia, Chief Executive Officer of TechTarget, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, dated May 9, 2016.

31.2	Certification of Janice Kelliher, Chief Financial Officer and Treasurer of TechTarget, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, dated May 9, 2016.

32.1	Certifications of Michael Cotoia, Chief Executive Officer of TechTarget, Inc. and Janice Kelliher, Chief Financial Officer and Treasurer of TechTarget, Inc. pursuant to 18 U.S.C. Section 1350, dated May 9, 2016.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2016 and March 31, 2015, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and March 31, 2015 and (iv) Notes to Consolidated Financial Statements.