Form 10-Q
period 2016-06-30
TechTarget Inc
filed 2016-08-09
CIK 1293282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had 27,219,741 shares of Common Stock, $0.001 par value per share, outstanding as of July 29, 2016.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TECHTARGET, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,654	$14,783
Short-term investments	14,115	10,646
Accounts receivable, net of allowance for doubtful accounts of $1,941 and $1,715 as of June 30, 2016 and December 31, 2015, respectively	30,029	26,549
Prepaid taxes	3,739	5,306
Prepaid expenses and other current assets	2,584	2,192

Total current assets	79,121	59,476
Property and equipment, net of accumulated depreciation	9,525	8,922
Long-term investments	5,698	9,262
Goodwill	93,649	93,701
Intangible assets, net of accumulated amortization	910	1,448
Deferred tax assets	3,057	4,210
Other assets	839	840

Total assets	$192,799	$177,859

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,770	$1,807
Current portion of term loan	4,907	—
Accrued expenses and other current liabilities	3,269	3,112
Accrued compensation expenses	794	675
Contingent consideration	—	1,326
Income taxes payable	88	516
Deferred revenue	11,226	7,595

Total current liabilities	22,054	15,031
Long-term liabilities:
Long-term portion of term loan	44,739	—
Deferred rent	2,349	2,245
Deferred tax liabilities	578	582

Total liabilities	69,720	17,858
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 51,418,783 shares issued and 27,245,270 shares outstanding at June 30, 2016 and 50,927,426 shares issued and 32,039,853 shares outstanding at December 31, 2015	51	51
Treasury stock, 24,173,513 shares at June 30, 2016 and 18,887,573 shares at December 31, 2015, at cost	(155,130)	(113,949)
Additional paid-in capital	294,785	293,003
Accumulated other comprehensive loss	(196)	(322)
Accumulated deficit	(16,431)	(18,782)

Total stockholders’ equity	123,079	160,001

Total liabilities and stockholders’ equity	$192,799	$177,859

See accompanying Notes to Consolidated Financial Statements.

TECHTARGET, INC.

Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Revenues:
Online	$27,726	$27,736	$51,995	$50,784
Events	1,448	2,021	2,210	2,631

Total revenues	29,174	29,757	54,205	53,415

Cost of revenues:
Online(1)	6,813	6,719	13,471	13,248
Events	791	877	1,326	1,332

Total cost of revenues	7,604	7,596	14,797	14,580

Gross profit	21,570	22,161	39,408	38,835
Operating expenses:
Selling and marketing(1)	11,028	10,958	22,088	21,299
Product development(1)	1,945	2,032	3,953	3,808
General and administrative(1)	3,044	3,591	6,254	6,611
Depreciation	1,016	1,016	2,036	2,024
Amortization of intangible assets	233	344	535	717

Total operating expenses	17,266	17,941	34,866	34,459

Operating income	4,304	4,220	4,542	4,376
Interest and other (expense) income, net	(508)	250	(566)	87

Income before provision for income taxes	3,796	4,470	3,976	4,463
Provision for income taxes	1,397	1,641	1,625	1,287

Net income	$2,399	$2,829	$2,351	$3,176

Other comprehensive (loss) income, net of tax:
Unrealized gain (loss) on investments (net of tax effect of $3, $(2), $15 and $9, respectively)	$5	$(5)	$27	$15
Foreign currency translation (losses) gains	(67)	(4)	99	(156)

Other comprehensive (loss) income	(62)	(9)	126	(141)

Comprehensive income	$2,337	$2,820	$2,477	$3,035

Net income per common share:
Basic	$0.08	$0.09	$0.07	$0.10

Diluted	$0.07	$0.08	$0.07	$0.09

Weighted average common shares outstanding:
Basic	31,817	33,268	32,205	33,202

Diluted	32,938	34,989	33,249	34,956

(1) Amounts include stock-based compensation expense as follows:
Cost of online revenues	$27	$16	$54	$30
Selling and marketing	921	650	1,843	1,339
Product development	43	27	79	37
General and administrative	485	623	1,050	1,357

See accompanying Notes to Consolidated Financial Statements.

TECHTARGET, INC.

Consolidated Statements of Cash Flows

(in thousands)

	For the Six Months Ended June 30,
	2016	2015
	(Unaudited)
Operating Activities:
Net income	$2,351	$3,176
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,571	2,741
Provision for bad debt	409	405
Amortization of investment premiums	138	124
Stock-based compensation	3,026	2,763
Non-cash interest expense	13	4
Deferred tax provision	(251)	(159)
Excess tax benefit—stock options	(178)	(1,983)
Changes in operating assets and liabilities:
Accounts receivable	(3,886)	(6,130)
Prepaid taxes, prepaid expenses and other current assets	(470)	835
Other assets	33	54
Accounts payable	1	56
Income taxes payable	1,339	(1,807)
Accrued expenses and other current liabilities	(622)	1,280
Accrued compensation expenses	25	(846)
Deferred revenue	3,632	2,648
Other liabilities	105	(2,189)

Net cash provided by operating activities	8,236	972

Investing activities:
Purchases of property and equipment and other capitalized assets	(2,648)	(1,917)
Purchases of investments	—	(2,622)
Proceeds from sales and maturities of investments	—	3,310

Net cash used in investing activities	(2,648)	(1,229)

Financing activities:
Tax withholdings related to net share settlements	(1,149)	—
Excess tax benefit—stock options	178	1,983
Purchase of treasury shares and related costs	(41,181)	(3,794)
Registration fees	—	(22)
Payment of earnout liabilities	(459)	—
Proceeds from exercise of stock options	1,105	2,003
Term loan proceeds	50,000	—
Debt issuance costs	(367)	—

Net cash provided by financing activities	8,127	170

Effect of exchange rate changes on cash and cash equivalents	156	(25)

Net increase (decrease) in cash and cash equivalents	13,871	(112)
Cash and cash equivalents at beginning of period	14,783	19,275

Cash and cash equivalents at end of period	$28,654	$19,163

Supplemental disclosure of cash flow information:
Cash paid for taxes, net	$537	$3,181

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

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, TechTarget Securities Corporation (“TSC”), TechTarget Limited, TechTarget (HK) Limited (“TTGT HK”), TechTarget (Beijing) Information Technology Consulting Co. Ltd. (“TTGT Consulting”), TechTarget (Australia) Pty Ltd., TechTarget (Singapore) Pte Ltd., E-Magine Médias SAS (“LeMagIT”) and TechTarget Germany GmbH. TSC is a Massachusetts corporation. TechTarget Limited is a subsidiary doing business principally in the United Kingdom. TTGT HK is a subsidiary incorporated in Hong Kong in order to facilitate the Company’s activities in the Asia-Pacific region. Additionally, through its wholly-owned subsidiaries, TTGT HK and TTGT Consulting, the Company effectively controls a variable interest entity (“VIE”), Keji Wangtuo Information Technology Co., Ltd., (“KWIT”), which was incorporated under the laws of the People’s Republic of China (“PRC”). TechTarget (Australia) Pty Ltd. and TechTarget (Singapore) Pte Ltd. are the entities through which the Company does business in Australia and Singapore, respectively; LeMagIT and TechTarget Germany GmbH, both wholly-owned subsidiaries of TechTarget Limited, are entities through which the Company does business in France and Germany, respectively. Bitpipe, Inc., a previously wholly-owned subsidiary, was merged into TechTarget, Inc. in the second quarter of 2016.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to revenues, long-lived assets, goodwill, the allowance for doubtful accounts, stock-based compensation, earnouts, self-insurance accruals and income taxes. Estimates of the carrying value of certain assets and liabilities are based on historical experience and on various other assumptions that the Company believes to be reasonable. Actual results could differ from those estimates.

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

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, short-term and long-term investments, accounts receivable, accounts payable, long-term debt and contingent consideration. Due to their short-term nature and liquidity, the carrying value of these instruments, with the exception of contingent consideration and long-term debt, approximates their estimated fair values. See Note 3 for further information on the fair value of the Company’s investments. Amounts outstanding under our long-term debt are subject to variable rates of interest based on current market rates, and as such, we believe the carrying amount of these obligations approximates fair value. The fair value of contingent consideration was estimated using a discounted cash flow method described in Note 5.

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

Goodwill and indefinite-lived intangible assets are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life are amortized over their estimated useful lives, which range from three to ten years, using methods of amortization that are expected to reflect the estimated pattern of economic use, and are reviewed for impairment when events or changes in circumstances suggest that the assets may not be recoverable. Consistent with the Company’s determination that it has only one reporting segment, it has been determined that there is only one reporting unit and goodwill is tested for impairment at the entity level. The Company performs its annual test of impairment of goodwill as of December 31st of each year and whenever events or changes in circumstances suggest that the carrying amount may not be recoverable using the two step process required by ASC 350, Intangibles – Goodwill and Other (“ASC 350”). The first step of the impairment test is to identify potential impairment by comparing the reporting unit’s fair value with its net book value (or carrying amount), including goodwill. The fair value is estimated based on a market value approach. If the fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is not performed. Whenever indicators of impairment become present, the Company would perform the second step and compare the implied fair value of the reporting unit’s goodwill, as defined by ASC 350, to its carrying value to determine the amount of the impairment loss, if any. As of December 31, 2015, there were no indications of impairment based on the step one analysis, and the Company’s estimated fair value exceeded its goodwill carrying value by a significant margin. There were no indications of impairment as of June 30, 2016.

Based on the aforementioned evaluation, the Company believes that, as of the balance sheet dates presented, none of the Company’s goodwill or other long-lived assets were impaired. The Company did not have any intangible assets with indefinite lives as of June 30, 2016 or December 31, 2015.

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

Internal-Use Software and Website Development Costs

The Company capitalizes costs incurred during the development of its website applications and infrastructure as well as certain costs relating to internal-use software. The estimated useful life of costs capitalized is evaluated for each specific project. Capitalized internal-use software and website development costs are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized only if the carrying amount of the asset is not recoverable and exceeds its fair value. The Company capitalized internal-use software and website development costs of $0.8 million and $0.7 million for the three months ended June 30, 2016 and 2015, respectively, and $1.5 million for each of the six months ended June 30, 2016 and 2015.

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

Comprehensive Income

Comprehensive income includes all changes in equity during a period, except those resulting from investments by stockholders and distributions to stockholders. The Company’s comprehensive income includes changes in the fair value of the Company’s unrealized (losses) gains on available for sale securities and foreign currency translation adjustments.

There were no material reclassifications out of accumulated other comprehensive income in the periods ended June 30, 2016 or 2015.

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

Accounting Guidance Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. As a result, this guidance is now effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017 (January 1, 2018 for the Company) and early adoption is permitted only as of annual reporting periods (including interim reporting periods within those reporting periods) beginning after December 15, 2016. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which further clarifies the implementation guidance on principal versus agent considerations contained in ASU 2014-09. In April and May 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, and ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, respectively, each of which provide further implementation guidance for ASU 2014-09. These standards will be effective for the Company in the first quarter of fiscal year 2019, although early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements and disclosure.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for reporting periods beginning after December 15, 2017. Early adoption is not permitted. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements and disclosure.

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

3. Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, short-term and long-term investments and contingent consideration. The fair value of these financial assets and liabilities was determined based on three levels of input as follows:

•	Level 1. Quoted prices in active markets for identical assets and liabilities;

•	Level 2. Observable inputs other than quoted prices in active markets; and

•	Level 3. Unobservable inputs.

The fair value hierarchy of the Company’s financial assets and liabilities carried at fair value and measured on a recurring basis is as follows:

		Fair Value Measurements at Reporting Date Using
	June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$23,308	$23,308	$—	$—
Short-term investments(2)	14,115	—	14,115	—
Long-term investments(2)	5,698	—	5,698	—

Total assets	$43,121	$23,308	$19,813	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$122	$122	$—	$—
Short-term investments(2)	10,646	—	10,646	—
Long-term investments(2)	9,262	—	9,262	—

Total assets	$20,030	$122	$19,908	$—

Liabilities:
Contingent consideration –current(3)	$1,326	$—	$—	$1,326

Total liabilities	$1,326	$—	$—	$1,326

(1)	Included in cash and cash equivalents on the accompanying consolidated balance sheets; valued at quoted market prices in active markets.
(2)	Short-term and long-term investments consist of municipal bonds, corporate bonds and government agency bonds; their fair value is calculated using an interest rate yield curve for similar instruments.
(3)	The Company’s valuation techniques and Level 3 inputs used to estimate the fair value of contingent consideration payable in connection with the LeMagIT acquisition are described in Note 5. The contingent consideration, net of a $0.4 million holdback, was paid in January 2016. The holdback is fixed in value and is, therefore, no longer a contingent liability; it is included in current liabilities on the Company’s Consolidated Balance Sheet as of June 30, 2016.

4. Cash, Cash Equivalents and Investments

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less at date of purchase. Cash equivalents are carried at cost, which approximates their fair market value. Cash and cash equivalents consisted of the following:

	June 30, 2016	December 31, 2015
Cash	$5,346	$14,661
Money market funds	23,308	122

Total cash and cash equivalents	$28,654	$14,783

The Company’s short-term and long-term investments are accounted for as available for sale securities. These investments are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive loss, a component of stockholders’ equity, net of tax. The cumulative unrealized gain (loss), net of taxes, was $8 and $(19) as of June 30, 2016 and December 31, 2015, respectively. Realized gains and losses on the sale of these investments are determined using the specific identification method. There were no realized gains or losses during the three or six months ended June 30, 2016 or 2015.

Short-term and long-term investments consisted of the following:

	June 30, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term and long-term investments:
Government agency bonds	$7,608	$3	$—	$7,611
Municipal bonds	11,689	8	(2)	11,695
Corporate bonds	504	3	—	507

Total short-term and long-term investments	$19,801	$14	$(2)	$19,813

	December 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term and long-term investments:
Government agency bonds	$7,615	$—	$(15)	$7,600
Municipal bonds	11,818	—	(14)	11,804
Corporate bonds	505	—	(1)	504

Total short-term and long-term investments	$19,938	$—	$(30)	$19,908

The Company had three debt securities in an unrealized loss position at June 30, 2016. All of these securities have been in such a position for no more than seven months. The unrealized loss on those securities was approximately $2 and the fair value was $3.5 million. The Company uses specific identification when reviewing these investments for impairment. Because the Company does not intend to sell the investments that are in an unrealized loss position and it is not likely that the Company will be required to sell any investments before recovery of their cost basis, the Company does not consider those investments with an unrealized loss to be other-than-temporarily impaired at June 30, 2016.

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

The earnout payment of $1.3 million, net of a $0.4 million holdback, was paid in January 2016. The portion of the payment that related to the fair value of the earnout as of the acquisition date, amounting to approximately $0.5 million, is reflected in financing activities in the Company’s Consolidated Statement of Cash Flows for the six months ended June 30, 2016. The balance of the payment is reflected as an operating cash flow. The holdback is included in current liabilities in the Company’s Consolidated Balance Sheet as of June 30, 2016.

6. Intangible Assets

The following table summarizes the Company’s intangible assets, net:

		As of June 30, 2016
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer, affiliate and advertiser relationships	5–9	$6,912	$(6,702)	$210
Developed websites, technology and patents	10	1,244	(681)	563
Trademark, trade name and domain name	5–8	1,785	(1,685)	100
Proprietary user information database and Internet traffic	5	1,190	(1,153)	37

Total intangible assets		$11,131	$(10,221)	$910

		As of December 31, 2015
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer, affiliate and advertiser relationships	5–9	$6,996	$(6,379)	$617
Developed websites, technology and patents	10	1,222	(603)	619
Trademark, trade name and domain name	5–8	1,819	(1,685)	134
Proprietary user information database and Internet traffic	5	1,232	(1,154)	78
Non-compete agreements	3	76	(76)	—

Total intangible assets		$11,345	$(9,897)	$1,448

Intangible assets are amortized over their estimated useful lives, which range from three to ten years, using methods of amortization that are expected to reflect the estimated pattern of economic use. The remaining amortization expense will be recognized over a weighted average period of approximately 2.78 years. Amortization expense was $0.2 million and $0.3 million for the three month periods ended June 30, 2016 and 2015, respectively, and $0.5 million and $0.7 million for the six months ended June 30, 2016 and 2015, respectively.

Amortization expense is recorded within operating expenses as the intangible assets consist of customer-related assets and website traffic that the Company considers to be in support of selling and marketing activities. The Company wrote off $0.1 million of fully amortized intangible assets in the first half of 2016. The Company did not write off any fully amortized intangible assets in the first half of 2015. The change in the gross carrying amount of intangible assets during the six months ended June 30, 2016, was due to foreign currency translation gains and losses.

The Company expects amortization expense of intangible assets to be as follows:

Years Ending December 31:	Amortization Expense
2016 (July 1st – December 31st)	$275
2017	166
2018	103
2019	87
2020	73
Thereafter	206

$910

7. Net Income Per Common Share

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per common share is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net income	$2,399	$2,829	$2,351	$3,176

Denominator:
Basic:
Weighted average shares of common stock and vested, undelivered restricted stock awards outstanding	31,816,772	33,268,089	32,205,418	33,201,859

Diluted:
Weighted average shares of common stock and vested, undelivered restricted stock awards outstanding	31,816,772	33,268,089	32,205,418	33,201,859
Effect of potentially dilutive shares (1)	1,121,671	1,721,388	1,043,180	1,753,752

Total weighted average shares of common stock and vested, undelivered restricted stock awards outstanding and potentially dilutive shares	32,938,443	34,989,477	33,248,598	34,955,611

Net Income Per Share: Basic net income per share	$0.08	$0.09	$0.07	$0.10

Diluted net income per share	$0.07	$0.08	$0.07	$0.09

(1)	In calculating diluted net income per share, 0.4 million shares related to outstanding stock options and unvested restricted stock awards were excluded for each of the three and six months ended June 30, 2016, and 0.5 million shares related to outstanding stock options and unvested restricted stock awards were excluded for each of the three and six months ended June 30, 2015, because including them would have been anti-dilutive.

8. Term Loan Agreement and Credit Agreement

On May 9, 2016, the Company entered into a Senior Secured Credit Facilities Credit Agreement for a term loan (the “Term Loan Agreement”). Under the Term Loan Agreement, the Company borrowed $50 million in aggregate principal amount pursuant to a five-year term. The borrowings under the Term Loan Agreement are secured by a lien on substantially all of the assets of the Company, including a pledge of the stock of certain of its wholly-owned subsidiaries.

The borrowings under the Term Loan Agreement must be repaid quarterly in the following manner: 2.5% of the initial aggregate borrowings are due and payable each quarter for the first loan year and 5.0% of the initial aggregate borrowings are due and payable each quarter during each subsequent loan year. At maturity, all outstanding amounts under the Term Loan Agreement will be due and payable.

Installment payments on the principal by year and amounts included in the Company’s Consolidated Balance Sheet as of June 30, 2016 related to the Term Loan Agreement are as follows:

Years Ending December 31:
2016	$1,250
2017	6,250
2018	10,000
2019	10,000
2020	10,000
2021	12,500

Total principal on term loan	50,000
Unamortized debt issuance costs	(354)

Carrying amount of term loan	49,646
Less: current portion of term loan, net of $93 in unamortized debt issuance costs	(4,907)

Long-term portion of term loan, net of $261 in unamortized debt issuance costs	$44,739

Borrowings are subject to satisfaction of certain covenants, including leverage and fixed charge coverage ratio covenants. At June 30, 2016, the Company was in compliance with all covenants under the Term Loan Agreement.

At the Company’s option, the Term Loan Agreement bears interest at either an annual rate of 1.50% plus the higher of (a) the Prime Rate in effect on such day and (b) the Federal Funds Effective Rate in effect for such day plus 0.50%, or the London Interbank Offered Rate (“LIBOR”) plus 2.50%. The applicable interest rate was 3.13% at June 30, 2016, representing LIBOR plus the applicable margin of 2.50%. Interest expense under the Term Loan Agreement was $0.2 million for the three and six months ended June 30, 2016, which includes non-cash interest expense of $13 related to the amortization of deferred issuance costs.

The borrowings under the Term Loan Agreement may be prepaid by the Company at its option without penalty and must be repaid upon the occurrence of certain events including certain events of default.

The Company paid a one-time upfront administration and arrangement fee on the closing date. Thereafter, a non-refundable fee shall be due and payable on each anniversary of the effective date of the Term Loan Agreement. Total debt issuance costs paid in relation to the Term Loan Agreement was approximately $0.4 million. The costs are recorded as a direct deduction from the carrying amount of the Term Loan and amortized as interest expense over the life of the Term Loan Agreement on a straight-line basis, which approximates the effective interest method.

The Company used a portion of the proceeds from the Term Loan Agreement to fund a tender offer (the “Tender Offer”) to purchase up to 8.0 million of its shares of common stock, which commenced on May 10, 2016 and was concluded on June 8, 2016 (see Note 11). The Company intends to use the remaining proceeds to fund stock repurchases pursuant to its Stock Repurchase Program (see Note 11), as well as for general corporate purposes.

As of December 31, 2015, the Company had a $5.0 million Revolving Credit Facility (the “Credit Agreement”), which was a discretionary $5.0 million demand revolving line. There were no financial covenant requirements and no unused line fees under the Credit Agreement, and there were no outstanding balances under the Credit Agreement at December 31, 2015. The Credit Agreement was terminated concurrent with the establishment of the Term Loan Agreement.

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

Future minimum lease payments under the Company’s noncancelable operating leases at June 30, 2016 are as follows:

Years Ending December 31:	Minimum Lease Payments
2016 (July 1st – December 31st)	$2,485
2017	4,451
2018	4,504
2019	4,492
2020	683

$16,615

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

Litigation

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At June 30, 2016 and December 31, 2015, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

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

In April 2007, the Board approved the 2007 Stock Option and Incentive Plan (the “2007 Plan”), which was approved by the stockholders of the Company and became effective upon the consummation of the Company’s IPO in May 2007. Effective upon the consummation of the IPO, no further awards were made pursuant to the 1999 Plan, but any outstanding awards under the 1999 Plan remain in effect and continue to be subject to the terms of the 1999 Plan. The 2007 Plan allows the Company to grant ISOs, NSOs, stock appreciation rights, deferred stock awards, restricted stock and other awards. Under the 2007 Plan, stock options may not be granted at less than fair market value on the date of grant, and grants generally vest over a three to four year period. Stock options granted under the 2007 Plan expire no later than ten years after the grant date. Additionally, beginning with awards made in August 2015, the Company has the option to direct a net issuance of shares for satisfaction of tax liability with respect to vesting of awards and delivery of shares. Prior to August 2015, this choice of settlement method was solely at the discretion of the award recipient. The Company has reserved for issuance an aggregate of 2,911,667 shares of common stock under the 2007 Plan plus an additional annual increase to be added automatically on January 1 of each year, beginning on January 1, 2008, equal to the lesser of (a) 2% of the outstanding number of shares of common stock (on a fully-diluted basis) on the immediately preceding December 31 and (b) such lower number of shares as may be determined by the compensation committee of the Board of Directors of the Company. The number of shares available for issuance under the 2007 Plan is subject to adjustment in the event of a stock split, stock dividend or other change in capitalization. Generally, shares that are forfeited or canceled from awards under the 2007 Plan also will be available for future awards. To date, 8,224,334 shares have been added to the 2007 Plan in accordance with the automatic annual increase. In addition, shares subject to stock options returned to the 1999 Plan, as a result of their expiration, cancellation or termination, are automatically made available for issuance under the 2007 Plan. As of June 30, 2016, a total of 3,727,306 shares were available for grant under the 2007 Plan.

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

A summary of the stock option activity under the Company’s stock option plans for the six months ended June 30, 2016 is presented below:

Year-to-Date Activity	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2015	2,922,736	$7.97
Granted	—	—
Exercised	(232,856)	7.36		$1,099
Forfeited	(26,642)	7.36
Cancelled	(952,860)	7.40

Options outstanding at June 30, 2016	1,710,378	$8.38	1.64	$1,895

Options exercisable at June 30, 2016	1,710,378	$8.38	1.64	$1,895

Options vested or expected to vest at June 30, 2016	1,710,378	$8.38	1.64	$1,895

During the six months ended June 30, 2016, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $1.1 million, and the total amount of cash received from exercise of these options was $1.1 million. During the six months ended June 30, 2015, the total intrinsic value of options exercised was $1.4 million, and the total amount of cash received from exercise of these options was $2.0 million.

Restricted Stock Awards

Restricted stock awards are valued at the market price of a share of the Company’s common stock on the date of the grant. A summary of the restricted stock award activity under the 2007 Plan for the six months ended June 30, 2016 is presented below:

Year-to-Date Activity	Shares	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Nonvested outstanding at December 31, 2015	1,987,894	$6.93
Granted	—	—
Vested	(87,249)	6.48
Forfeited	(159,125)	6.66

Nonvested outstanding at June 30, 2016	1,741,520	$6.96	$14,106

The total grant date fair value of restricted stock awards that vested during the six months ended June 30, 2016 and 2015 was $1.3 million and $2.6 million, respectively.

As of June 30, 2016, there was $7.5 million of total unrecognized compensation expense related to stock options and restricted stock awards which is expected to be recognized over a weighted average period of 1.3 years.

11. Stockholders’ Equity

Tender Offer

On May 10, 2016, the Company commenced a Tender Offer to purchase up to 8.0 million shares of its common stock, representing approximately 24.8% of the shares of TechTarget’s common stock issued and outstanding at that time, at a price of $7.75 per share.

The Tender Offer expired on June 8, 2016. In accordance with applicable SEC regulations and the terms of the tender offer and based on the final tabulation by Computershare Trust Company, N.A., the Depositary for the Tender Offer, the Company accepted for purchase 5,237,843 shares of its common stock for a cost of $7.75 per share, or a total cost of $40.6 million. Repurchased shares are recorded under the cost method and are reflected as treasury stock in the accompanying Consolidated Balance Sheets. The total cost of the Tender Offer was $40.8 million, which includes approximately $0.2 million in costs directly attributable to the purchase of shares pursuant to the Tender Offer.

Common Stock Repurchase Program

In June 2016, the Company announced that the Board had authorized a $20 million stock repurchase program (the “June 2016 Repurchase Program”), whereby the Company was authorized to repurchase the Company’s common stock from time to time on the open market or in privately negotiated transactions at prices and in the manner that may be determined by the Board. During the quarter ended June 30, 2016, the Company repurchased 48,097 shares of common stock for an aggregate purchase price of $0.4 million pursuant to the June 2016 Repurchase Program.

In February 2016, the Company announced that the Board had authorized a $20 million stock repurchase program (the “February 2016 Repurchase Program”), whereby the Company was authorized to repurchase the Company’s common stock from time to time on the open market or in privately negotiated transactions at prices and in the manner that may be determined by the Board. The 2016 Repurchase plan was canceled on May 3, 2016 and replaced with the Tender Offer noted above. The Company did not repurchase any shares of common stock pursuant to the February 2016 Repurchase Program.

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

Repurchased shares are recorded under the cost method and are reflected as treasury stock in the accompanying Consolidated Balance Sheets. All repurchased shares were funded with cash on hand or proceeds from the Term Loan Agreement (see Note 8).

Reserved Common Stock

As of June 30, 2016, the Company has reserved 7,504,205 shares of common stock for use in settling outstanding options and unvested restricted stock awards as well as for future awards under the 2007 Plan.

12. Income Taxes

The Company’s effective income tax rate before discrete items was 39.9% and 40.9% for the six months ended June 30, 2016 and 2015, respectively. The lower rate in 2016 as compared to 2015 was primarily due to the impact of state income tax apportionment. The Company recognized income tax benefits for discrete items of $0.1 million and $0.4 million during the six months ended June 30, 2016 and 2015, respectively. Additionally, the Company recognized an adjustment to foreign tax expense in the amount of $0.1 million during the six months ended June 30, 2016. The effective income tax rate is based upon the estimated annual effective tax rate in compliance with ASC 740 and other related guidance. The Company updates the estimate of its annual effective tax rate at the end of each quarterly period. The Company’s estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and its interpretations of tax laws. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense, which were not material for the six months ended June 30, 2016 and 2015.

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

Geographic Data

Net sales to unaffiliated customers by geographic area were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
United States	$21,523	$22,296	$40,424	$40,180
International	7,651	7,461	13,781	$13,235

Total	$29,174	$29,757	$54,205	$53,415

Based on current customer billing address; does not consider the geo-targeted (target audience) location of the campaign.

No single country outside of the U.S. accounted for 10% or more of revenue during any of these periods.

Long-lived assets by geographic area were as follows:

	June 30, 2016	December 31, 2015
United States	$99,439	$99,091
International	4,645	4,980

Total	$104,084	$104,071

Long-lived assets are comprised of property, plant and equipment, net; goodwill; and intangible assets, net.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors. Please refer to our “Forward-Looking Statements” section on page 40.

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

We had approximately 17.5 million and 16.1 million registered members as of June 30, 2016 and 2015, respectively. The size of our registered user base does not provide direct insight into the number of our customers or our revenues but it does provide context as to the breadth and reach of our content footprint, which our customers leverage through customized marketing programs. The targeted nature of our user base enables IT vendors to reach a specialized audience efficiently because our content is highly segmented and aligned with the IT vendors’ specific products. We have developed a broad customer base, and deliver advertising campaigns to approximately 1,400 customers.

Executive Summary

Our revenues for the three months ended June 30, 2016 declined approximately 2%, to $29.2 million, when compared with the same period in 2015.

Online revenues were consistent with online revenues in the prior year period. Online international geo-targeted revenues, where our target audience is outside North America (“International”), declined 3% compared to the prior year, driven by a decrease in core-online sales, primarily from our largest customers, which was offset in part by IT Deal Alert™ growth. The weakness was distributed across Europe, Middle East and Africa (“EMEA”), Asia Pacific (“APAC”) and Latin America. Overall, IT Deal Alert sales grew 45% in the first half of 2016 as compared with the same period in 2015.

Gross margin was 74% for the three months ended June 30, 2016 and June 30, 2015. Online gross profit decreased by $0.1 million, primarily attributable to the increase in online cost of sales related to new products, as compared to the same period a year ago. Events gross profit decreased by $0.5 million, primarily as a result of the decreased events revenues as compared to the same period in the prior year.

Business Trends

The following discussion highlights key trends affecting our business.

•	Macro-economic Conditions and Industry Trends. Because most of our customers are IT vendors, the success of our business is intrinsically linked to the health, and subject to the market conditions, of the IT industry. In the three months ended June 30, 2016, we did not see any meaningful improvement in the IT market and many of our customers continue to be revenue-challenged. This fact, coupled with caution on the part of our largest clients because of foreign currency concerns, has continued to put pressure on marketing budgets. Our growth continues to be driven in large part by the return on the investments we made in our data analytics suite of products, IT Deal Alert, which continues to drive market share gains for us. While we will continue to invest in this growth area, management will continue to carefully control discretionary spending such as travel and entertainment, and the filling of new and replacement positions, in an effort to maintain profit margins and cash flow.

The announcement of the results of the United Kingdom (“U.K.”)’s referendum in which voters approved an exit of the U.K. from the European Union (“E.U.”), commonly referred to as “Brexit”, has resulted in significant general economic uncertainty as well as volatility in global stock markets and currency exchange rate fluctuations. The stock and currency market activity has resulted in the further strengthening of the U.S. dollar against certain foreign currencies. The announcement and impact of Brexit may create further global economic uncertainty, which may cause a subset of our customers to closely monitor their costs in the affected region. In addition, there could be further uncertainty as the U.K. determines the future terms of its relationship with the E.U. and its member states on a variety of levels. As a point of reference, for the twelve months ended December 31, 2015 and the six months ended June 30, 2016 our revenue denominated in Great British Pounds (“GBP”) was approximately 5% of our total revenues.

•	Customer Demographics. Due to the impact of the strong U.S. dollar on foreign currency, our large multi-national customers, who have a significant amount of their revenue outside the U.S., continue to be cautious. In the three months ended June 30, 2016, online revenues from our top 12 global customers, which have the most international exposure, decreased by approximately 8% compared to the same period a year ago. Online revenues from our mid-sized customers (our next largest 100 customers, who have less exposure internationally) increased by approximately 12% year over year. Revenues attributable to our smaller customers, which tend to be venture capital-backed start-ups that primarily operate in North America, decreased by approximately 5% over the prior year period. All three customer segments continued to report a challenging environment, and this translated into our customers remaining cautious with their marketing expenditures.

Our key strategic initiatives include:

•	Geographic – During the three months ended June 30, 2016, approximately 32% of our online revenues were derived from International campaigns. International online revenues (which also includes IT Deal Alert revenues of $1.4 million as discussed below) decreased by approximately 3% in the three months ended June 30, 2016 as compared to the same period a year ago. International marketing budgets continue to be challenged by the effects of the strong dollar and the uncertainty caused by Brexit. We intend to roll out Priority Engine in Europe in the third quarter of 2016 and in APAC by the end of the year.

•	Product – IT Deal Alert revenues were approximately $8.4 million in the three months ended June 30, 2016, up from approximately $5.8 million in the same period in 2015. This includes International IT Deal Alert revenues of $1.4 million, which is also included in International revenues as discussed above. In the second quarter of 2016, we had more than 350 active customers utilizing our IT Deal Alert products and services; this is up from 277 customers in the first quarter of 2016 and 260 in the second quarter of 2015. We expect IT Deal Alert to continue to be a meaningful growth driver through 2016.

Sources of Revenues

Revenue changes for the three and six month periods ended June 30, 2016 as compared to the same periods in 2015 were as follows:

	Three months ended June 30,			Six months ended June 30,
	2016	2015	Change	2016	2015	Change
	($ in thousands)			($ in thousands)
Total Online	$27,726	$27,736	0%	$51,995	$50,784	2%

Total Online by Geo-targeted Area:
North America:
North America Core Online	11,778	13,982	-16%	23,039	25,562	-10%
North America IT Deal Alert	7,041	4,552	55%	12,734	9,075	40%

Total North America Online	18,819	18,534	2%	35,773	34,637	3%
International:
International Core Online	7,556	7,981	-5%	13,753	14,358	-4%
International IT Deal Alert	1,351	1,221	11%	2,469	1,789	38%

Total International Online	8,907	9,202	-3%	16,222	16,147	0%
Total Online by Product:
Core Online:
North America Core Online	11,778	13,982	-16%	23,039	25,562	-10%
International Core Online	7,556	7,981	-5%	13,753	14,358	-4%

Total Core Online	19,334	21,963	-12%	36,792	39,920	-8%
IT Deal Alert:
North America IT Deal Alert	7,041	4,552	55%	12,734	9,075	40%
International IT Deal Alert	1,351	1,221	11%	2,469	1,789	38%

Total IT Deal Alert	8,392	5,773	45%	15,203	10,864	40%
Total Events	$1,448	$2,021	-28%	$2,210	$2,631	-16%

Total Revenues	$29,174	$29,757	-2%	$54,205	$53,415	1%

We sell customized marketing programs to IT vendors targeting a specific audience within a particular IT sector or sub-sector. We maintain multiple points of contact with our customers to provide support throughout their organizations and their customers’ IT sales cycles. As a result, our customers often run multiple advertising programs with us in order to target their desired audience of IT professionals more effectively. There are multiple factors that can impact our customers’ advertising objectives and spending with us, including but not limited to, IT product launches, increases or decreases to their advertising budgets, the timing of key industry marketing events, responses to competitor activities and efforts to address specific marketing objectives such as creating brand awareness or generating sales leads. Our products and services are generally delivered under short-term contracts that run for the length of a given advertising program, typically less than six months. In the three months ended June 30, 2016, demand generation and brand advertising remained our primary sources of revenue, while data analytics-driven intelligence solutions, driven by growth in our IT Deal Alert products and services, contributed approximately 30% of online revenue as compared with approximately 21% for the same period in 2015.

The majority of our revenues are derived from the delivery of our online offerings. Online revenues represented 95% and 93% of total revenues for the three months ended June 30, 2016 and 2015, respectively, and 96% and 95% of total revenues for the six months ended June 30, 2016 and 2015, respectively.

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

Events

Events revenues represented 5% and 7% of total revenues for the three months ended June 30, 2016 and 2015, respectively, and 4% and 5% of total revenues for the six months ended June 30, 2016 and 2015, respectively. We operate a select number of face-to-face events, the majority of which are free to IT professionals and are sponsored by IT vendors. Attendees are pre-screened based on event-specific criteria such as sector-specific budget size, company size, or job title. We offer three types of events: multi-day conferences, single-day seminars and custom events. Multi-day conferences provide independent content provided by our professionals to our attendees and allow vendors to purchase exhibit space and other sponsorship offerings that enable interaction with the attendees. We also hold single-day seminars on various topics in major cities. These seminars provide independent content provided by our professionals on key sub-topics in the sectors we serve, are free to qualified attendees, and offer multiple vendors the ability to interact with specific, targeted audiences actively focused on buying decisions. Our custom events differ from our seminars in that they are exclusively sponsored by a single IT vendor and the content is driven primarily by the sole sponsor.

Cost of Revenues, Operating Expenses and Other

Expenses consist of cost of online and event revenues, selling and marketing, product development, general and administrative, depreciation, amortization and interest and other (expense) income net. Personnel-related costs are a significant component of each of these expense categories except for depreciation, amortization and interest and other (expense) income, net.

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

Interest and Other (Expense) Income, Net. Interest (expense) income, net consists primarily of cash interest costs and the related amortization of deferred issuance costs on amounts borrowed under our Term Loan Agreement and amortization of premiums on our investments, less any interest income earned on cash, cash equivalents and short-term and long-term investments. We historically have invested our cash in money market accounts, municipal bonds, government agency bonds and corporate bonds. Other (expense) income, net consists of non-operating gains or losses, primarily related to foreign currency exchange.

Application of Critical Accounting Policies and Use of Estimates

The discussion of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue, long-lived assets, goodwill, allowance for doubtful accounts, stock-based compensation, contingent liabilities, self-insurance accruals and income taxes. We based our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe to be reasonable. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Our actual results may differ from these estimates under different assumptions or conditions.

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

Long-Lived Assets

Our long-lived assets consist primarily of property and equipment, capitalized software, goodwill and other intangible assets. Goodwill and other intangible assets have arisen principally from our acquisitions. The amount assigned to intangible assets is subjective and based on our estimates of the future benefit of the intangible assets using accepted valuation techniques, such as discounted cash flow and replacement cost models. Our long-lived assets, other than goodwill, are amortized over their estimated useful lives, which we determine based on the consideration of several factors including the period of time the asset is expected to remain in service. Intangible assets are amortized over their estimated useful lives, which range from three to ten years, using methods of amortization that are expected to reflect the estimated pattern of economic use. Consistent with our determination that we have only one reporting segment, we have determined that there is only one reporting unit and test goodwill for impairment at the entity level. We evaluate the carrying value and remaining useful lives of long-lived assets, other than goodwill, whenever indicators of impairment are present. We evaluate the carrying value of goodwill annually using the two step process required by Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other (“ASC 350”). The first step of the impairment test is to identify potential impairment by comparing the reporting unit’s fair value with its net book value (or carrying amount), including goodwill. The fair value is estimated based on a market value approach. If the fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is not performed. Whenever indicators of impairment are present, we would perform the second step and compare the implied fair value of the reporting unit’s goodwill, as defined by ASC 350, to its carrying value to determine the amount of the impairment loss, if any. As of December 31, 2015, the date of our last goodwill impairment review, there were no indications of impairment based on our step one analysis, and our estimated fair value exceeded our carrying value by a significant margin. There was no indication of impairment in our goodwill or intangible assets at June 30, 2016.

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, short-term and long-term investments, accounts receivable, accounts payable, contingent consideration and long-term debt. Due to their short-term nature and liquidity, the carrying value of these instruments with the exception of contingent consideration and long-term debt approximates their estimated fair values. The fair value of contingent consideration was estimated using a discounted cash flow method. Amounts outstanding under our long-term debt are subject to variable rates of interest based on current market rates, and as such, we believe the carrying amount of these obligations approximates fair value.

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

The allowance for doubtful accounts was $1.9 million at June 30, 2016 and $1.7 million at December 31, 2015.

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

Internal-Use Software and Website Development Costs

We capitalize costs of materials, consultants and compensation and related expenses of employees who devote time to the development of internal-use software and website applications and infrastructure involving developing software to operate our websites. However, we expense as incurred website development costs for new features and functionalities since it is not probable that they will result in additional functionality until they are both developed and tested with confirmation that they are more effective than the current set of features and functionalities on our websites. Our judgment is required in determining the point at which various projects enter the state at which costs may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized, which is generally three years. To the extent that we change the manner in which we develop and test new features and functionalities related to our websites, assess the ongoing value of capitalized assets or determine the estimated useful lives over which the costs are amortized, the amount of website development costs we capitalize and amortize in future periods would be impacted. We review capitalized internal-use software and website development costs for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We would recognize an impairment loss only if the carrying amount of the asset is not recoverable and exceeds its fair value. We capitalized internal-use software and website development costs of $0.8 million and $0.7 million for the three months ended June 30, 2016 and 2015, respectively, and $1.5 million for each of the six months ended June 30, 2016 and 2015.

Income Taxes

We are subject to income taxes in both the U.S. and foreign jurisdictions, and we use estimates in determining our provision for income taxes. We recognize deferred tax assets and liabilities based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates.

Our deferred tax assets are comprised primarily of book to tax differences on stock-based compensation and timing of deductions for deferred rent, accrued expenses, depreciation and amortization. As of June 30, 2016, we had a California net operating loss (“NOL”) carryforward acquired from Bitpipe of approximately $0.2 million which expires in 2018. We also had foreign NOL carryforwards of $1.4 million, which may be used to offset future taxable income in foreign jurisdictions until they expire, through 2020. The deferred tax assets related to the California and foreign NOL carryforwards have been fully offset by a valuation allowance.

Net Income Per Share

We calculate basic earnings per share (“EPS”) by dividing earnings available to common shareholders for the period by the weighted average number of common shares and vested, undelivered restricted stock awards outstanding during the period. Because the holders of unvested restricted stock awards do not have nonforfeitable rights to dividends or dividend equivalents, we do not consider these awards to be participating securities that should be included in our computation of earnings per share under the two-class method. Diluted EPS is computed using the weighted average number of common shares and vested, undelivered restricted stock awards outstanding during the period, plus the dilutive effect of potential future issuances of common stock relating to stock option and restricted stock award programs using the treasury stock method. In calculating diluted EPS, the dilutive effect of stock options and restricted stock awards is computed using the average market price for the respective period. In addition, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense and assumed tax benefit of stock options and restricted stock awards that are in-the-money. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of stock options and restricted stock awards.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	($ in thousands)
Revenues:
Online	$27,726	95%	$27,736	93%	$51,995	96%	$50,784	95%
Events	1,448	5	2,021	7	2,210	4	2,631	5

Total revenues	29,174	100	29,757	100	54,205	100	53,415	100
Cost of revenues:
Online	6,813	23	6,719	23	13,471	25	13,248	25
Events	791	3	877	3	1,326	2	1,332	2

Total cost of revenues	7,604	26	7,596	26	14,797	27	14,580	27

Gross profit	21,570	74	22,161	74	39,408	73	38,835	73

Operating expenses:
Selling and marketing	11,028	38	10,958	37	22,088	41	21,299	40
Product development	1,945	7	2,032	7	3,953	7	3,808	7
General and administrative	3,044	10	3,591	12	6,254	11	6,611	12
Depreciation	1,016	3	1,016	3	2,036	4	2,024	4
Amortization of intangible assets	233	1	344	1	535	1	717	1

Total operating expenses	17,266	59	17,941	60	34,866	64	34,459	65

Operating income	4,304	15	4,220	14	4,542	8	4,376	8
Interest and other (expense) income, net	(508)	(2)	250	1	(566)	(1)	87	*

Income before provision for income taxes	3,796	13	4,470	15	3,976	7	4,463	8
Provision for income taxes	1,397	5	1,641	6	1,625	3	1,287	2

Net income	$2,399	8%	$2,829	10%	$2,351	4%	$3,176	6%

*	Not meaningful

Comparison of Three Months Ended June 30, 2016 and 2015

Revenues

	Three Months Ended June 30,
	2016	2015	Increase (Decrease)	Percent Change
	($ in thousands)
Revenues:
Online	$27,726	$27,736	$(10)	—%
Events	1,448	2,021	(573)	(28)

Total revenues	$29,174	$29,757	$(583)	(2)%

Online. Online revenues for the quarter were flat as compared to the same quarter in the prior year. IT Deal Alert offerings increased by $2.6 million, with offsetting reductions in demand solution and branding offerings.

Events. The decrease in events revenues was primarily due to a decrease in the number of custom events and seminars that we conducted as compared to the same period in the prior year.

Cost of Revenues and Gross Profit

	Three Months Ended June 30,
	2016	2015	Increase (Decrease)	Percent Change
	($ in thousands)
Cost of revenues:
Online	$6,813	$6,719	$94	1%
Events	791	877	(86)	(10)

Total cost of revenues	$7,604	$7,596	$8	—%

Gross profit	$21,570	$22,161	$(591)	(3)%

Gross profit percentage	74%	74%

Cost of Online Revenues. The increase in cost of online revenues was primarily attributable to costs related to new product offerings.

Cost of Events Revenues. The decrease in cost of events revenues was primarily due to decreases in variable direct and employee-related costs as a result of the decrease in the number of events that we conducted as compared to the prior year period.

Gross Profit. Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. Gross profit percentage was 74% in the second quarter of both 2016 and 2015. Online gross profit decreased by $0.1 million, primarily attributable to the increase in online cost of sales related to new products, as compared to the same period a year ago. Events gross profit decreased by $0.5 million, primarily as a result of the lower events revenues as compared to the same period in the prior year. Because the majority of our costs are labor-related, we expect our gross profit to fluctuate from period to period depending on the total revenues for the period, as well as the relative contribution of online and events revenues to our total revenues and product mix.

Operating Expenses and Other

	Three Months Ended June 30,
	2016	2015	Increase (Decrease)	Percent Change
	($ in thousands)
Operating expenses:
Selling and marketing	$11,028	$10,958	$70	1%
Product development	1,945	2,032	(87)	(4)
General and administrative	3,044	3,591	(547)	(15)
Depreciation	1,016	1,016	—	—
Amortization of intangible assets	233	344	(111)	(32)

Total operating expenses	$17,266	$17,941	$(675)	(4)%

Interest and other (expense) income, net	$(508)	$250	$(758)	(303)%

Provision for income taxes	$1,397	$1,641	$(244)	(15)%

Selling and Marketing. Selling and marketing expenses increased slightly for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 primarily due to increased investment in product innovation, variable compensation-related expenses and stock-based compensation.

Product Development. The decrease in product development expense was primarily caused by an increase in the amount of internal development software costs that were capitalized year over year.

General and Administrative. The decrease in general and administrative expense for the three months ended June 30, 2016 was primarily caused by decreases in corporate taxes, stock-based compensation and other incentive compensation related to our results, and the amortization of a purchase price variance from contingent consideration related to LeMagIT.

Depreciation and Amortization of Intangible Assets. Depreciation expense was flat year over year. The decrease in amortization of intangible assets expense was attributable to certain intangible assets becoming fully amortized during 2015 and the first half of 2016.

Interest and Other (Expense) Income, Net. Interest and other (expense) income, net in the three months ended June 30, 2016 and 2015 was comprised of $0.2 million of interest expense and $0.3 million of other expense and $12,000 of interest income and $0.2 million of other income, respectively. Interest expense, net increased to $0.2 million in the second quarter of 2016 as compared to $12,000 of interest income in the second quarter of 2015, due primarily to interest expense and debt issuance cost amortization on the term loan that we entered into during the second quarter of 2016. Other expense in the second quarter of 2016 was $0.3 million compared to $0.2 million in other income in the second quarter of 2015. The increase in other expense, net, was due to an increase in foreign currency-related charges due to changes in exchange rates in countries where we record accounts receivable and accounts payable in the normal course of business.

Provision for Income Taxes. Our effective income tax rate before discrete items was 39.8% and 40.9% for the three months ended June 30, 2016 and 2015, respectively. The lower rate in 2016 as compared to 2015 was primarily due to the impact of state income tax apportionment. We recognized income tax benefits for discrete items of $0.1 million during the three months ended June 30, 2016 and for an immaterial amount during the three months ended June 30, 2015. Additionally, we recognized a benefit to foreign tax expense in the amount of $52,000 during the three months ended June 30, 2016. Our effective income tax rate is based upon the estimated annual effective tax rate in compliance with ASC 740, Accounting for Uncertainty in Income Taxes (“ASC 740”), and other related guidance. We update the estimate of our annual effective tax rate at the end of each quarterly period. Our estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and interpretations of tax laws.

Comparison of Six Months Ended June 30, 2016 and 2015

Revenues

	Six Months Ended June 30,
	2016	2015	Increase (Decrease)	Percent Change
	($ in thousands)
Revenues:
Online	$51,995	$50,784	$1,211	2%
Events	2,210	2,631	(421)	(16)

Total revenues	$54,205	$53,415	$790	1%

Online. Online revenues for the first half of the year increased $1.2 million as compared to the same period in the prior year. This growth was driven by a $4.3 million increase in IT Deal Alert offerings, offset by a $3.1 million reduction in demand solution and branding offerings.

Events. The decrease in events revenues was primarily due to a decrease in the number of seminars that we conducted as compared to the same period in the prior year.

Cost of Revenues and Gross Profit

	Six Months Ended June 30,
	2016	2015	Increase (Decrease)	Percent Change
	($ in thousands)
Cost of revenues:
Online	$13,471	$13,248	$223	2%
Events	1,326	1,332	(6)	—

Total cost of revenues	$14,797	$14,580	$217	2%

Gross profit	$39,408	$38,835	$573	1%

Gross profit percentage	73%	73%

Cost of Online Revenues. The increase in cost of online revenues was primarily attributable to costs related to new product offerings.

Cost of Events Revenues. Cost of events revenues was flat year over year.

Gross Profit. Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. Gross profit percentage was 73% for both the first half of 2016 and the first half of 2015. Online gross profit increased by $1.0 million, primarily attributable to the increase in online revenues, as compared to the same period a year ago. Events gross profit decreased by $0.4 million, primarily as a result of the lower events revenues as compared to the same period in the prior year. Because the majority of our costs are labor-related, we expect our gross profit to fluctuate from period to period depending on the total revenues for the period, as well as the relative contribution of online and events revenues to our total revenues and product mix.

Operating Expenses and Other

	Six Months Ended June 30,
	2016	2015	Increase (Decrease)	Percent Change
	($ in thousands)
Operating expenses:
Selling and marketing	$22,088	$21,299	$789	4%
Product development	3,953	3,808	145	4
General and administrative	6,254	6,611	(357)	(5)
Depreciation	2,036	2,024	12	1
Amortization of intangible assets	535	717	(182)	(25)

Total operating expenses	$34,866	$34,459	$407	1%

Interest and other (expense) income, net	$(566)	$87	$(653)	(751)%

Provision for income taxes	$1,625	$1,287	$338	26%

Selling and Marketing. Selling and marketing expenses increased for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 primarily due to increased investment in product innovation, increased costs due to international expansion, variable compensation-related expenses caused by the increase in revenues and stock-based compensation.

Product Development. The increase in product development expense was primarily caused by development efforts towards new products.

General and Administrative. The decrease in general and administrative expense for the six months ended June 30, 2016 was primarily caused by decreases in stock-based compensation, corporate taxes and the amortization of a purchase price variance from contingent consideration related to LeMagIT, offset in part by an increase in legal fees.

Depreciation and Amortization of Intangible Assets. Depreciation expense was relatively flat year over year. The decrease in amortization of intangible assets expense was primarily attributable to certain intangible assets becoming fully amortized during 2015 and the first half of 2016.

Interest and Other (Expense) Income, Net. Interest and other (expense) income, net in the six months ended June 30, 2016 and 2015 was comprised of $0.2 million of interest expense and $0.4 million of other expense and $21,000 of interest income and $0.1 million of other income, respectively. Interest expense, net increased to $0.2 million in the first half of 2016 as compared to $21,000 of interest income in the first half of 2015 due primarily to interest expense and debt issuance cost amortization on the term loan that we entered into during the second quarter of 2016. Other expense in the first half of 2016 was $0.4 million compared to $0.1 million in other income in the first half of 2015. The increase in other expense, net, was due to an increase in foreign currency-related charges due to changes in exchange rates in countries where we record accounts receivable and accounts payable in the normal course of business.

Provision for Income Taxes. Our effective income tax rate before discrete items was 39.9% and 40.9% for the six months ended June 30, 2016 and 2015, respectively. The lower rate in 2016 as compared to 2015 was primarily due to the impact of state income tax apportionment. We recognized income tax benefits for discrete items of $0.1 million and $0.4 million during the six months ended June 30, 2016 and 2015, respectively. Additionally, we recognized an adjustment to foreign tax expense in the amount of $0.1 million during the six months ended June 30, 2016. Our effective income tax rate is based upon the estimated annual effective tax rate in compliance with ASC 740 and other related guidance. We update the estimate of our annual effective tax rate at the end of each quarterly period. Our estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and interpretations of tax laws.

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

Liquidity and Capital Resources

Resources

At June 30, 2016, our cash, cash equivalents and investments totaled $48.5 million, a $13.6 million increase over the prior quarter. We believe that our existing cash, cash equivalents, and investments as well as our cash flow from operating activities will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion internationally, future acquisitions we might undertake, and the expansion into complementary businesses. To the extent that our cash and cash equivalents, investments and cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more additional acquisitions of businesses.

	June 30, 2016	December 31, 2015
	(in thousands)
Cash, cash equivalents and investments	$48,467	$34,691

Accounts receivable, net	$30,029	$26,549

Cash, Cash Equivalents and Investments

Our cash, cash equivalents and investments at June 30, 2016 were held to support our operating and financing needs and were invested primarily in money market accounts, municipal bonds and government agency bonds and, to a lesser extent, corporate bonds. We do not enter into investments for trading or speculative purposes.

Accounts Receivable, Net

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our service delivery and billing activity, cash collections, and changes to our allowance for doubtful accounts. We use days sales outstanding (“DSO”) as a measurement of the quality and status of our receivables. We define DSO as net accounts receivable at quarter end divided by total revenues for the applicable period, multiplied by the number of days in the applicable period. DSO was 94 days for the three months ended June 30, 2016 and 83 days at December 31, 2015. The increase in DSO was primarily due to the timing of payments from customers. We typically see an increase in DSO from December 31 to June 30 due to the reduction of revenue and historically strong collections in the fourth quarter.

Cash Flows

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$8,236	$972

Net cash used in investing activities	$(2,648)	$(1,229)

Net cash provided by financing activities	$8,127	$170

Operating Activities

Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including; depreciation and amortization, the provision for bad debt, stock-based compensation, deferred income taxes, and the effect of changes in working capital and other activities. Cash provided by operating activities for the six months ended June 30, 2016 was $8.2 million, compared to $1.0 million for the six months ended June 30, 2015.

The increase in cash provided by operating activities was primarily a result of changes in operating assets and liabilities of $0.2 million compared to $(6.1) million in the first half of 2016 and 2015, respectively. The impact from changes in operating assets and liabilities was accompanied by an increase in net income adjusted for non-cash items to $8.1 million in the first half of 2016 from $7.1 million in the first half of 2015. Significant components of the changes in assets and liabilities in the first six months of 2016 included a $3.6 million increase in deferred revenue; an increase in income taxes payable of $1.3 million; and an increase in other liabilities of $0.1 million. These changes were offset in part by an increase in accounts receivable of $3.9 million; a decrease in accrued expenses of $0.6 million; and an increase in prepaids and other current assets of $0.5 million. Additionally, tax benefits relating to excess stock-based compensation deductions are presented as financing cash flows. Cash flows from tax benefits related to stock-based compensation deductions were $(0.2) million and $(2.0) million in the first half of 2016 and 2015, respectively.

Investing Activities

Cash used in investing activities in the six months ended June 30, 2016 was $2.6 million and was related to the purchase of property and equipment, made up primarily of website development costs, computer equipment and related software and internal-use development costs. Cash used in investing activities in the six months ended June 30, 2015 was $1.2 million; $1.9 million relates to the purchase of property and equipment, made up primarily of website development costs, computer equipment and related software and internal-use development costs, offset in part by $0.7 million related to the conversion of long-term investments into cash equivalents.

Capital Expenditures

We have made capital expenditures primarily for computer equipment and related software needed to host our websites, internal-use software development costs, as well as for leasehold improvements and other general purposes to support our growth. Our capital expenditures totaled $2.6 million and $1.9 million for the six month periods ended June 30, 2016 and 2015, respectively. A majority of our capital expenditures in the first half of 2016 were internal-use development costs and, to a lesser extent, office equipment and leasehold improvements related to our new office space as well as computer equipment and related software. We are not currently party to any purchase contracts related to future capital expenditures.

Financing Activities

In the first half of 2016, we received $50.0 million in proceeds related to a term loan entered into during the second quarter. We used $40.8 million of these proceeds, including $0.2 million in related fees, to purchase shares through a tender offer that commenced in May. During the first half of the year, we also used $1.1 million for tax withholdings related to net share settlements, $0.5 million for an earnout payment, $0.4 million for the repurchase of shares under our stock repurchase program and $0.4 million in debt issuance costs. We received proceeds from the exercise of stock options in the amount of $1.1 million in the first half of 2016, as compared to $2.0 million in the six months ended June 30, 2015. Additionally, cash flow from tax benefits related to stock-based compensation deductions was $0.2 million in the first half of 2016. In the first half of 2015, tax benefits related to stock-based compensation deductions amounted to $2.0 million, which were offset by $3.8 million used for the repurchase of shares under our stock repurchase program during that period.

Common Stock Repurchase Programs

In June 2016, we announced that our Board had authorized a $20 million stock repurchase program (the “June 2016 Repurchase Program”), whereby we are authorized to repurchase our common stock from time to time on the open market or in privately negotiated transactions at prices and in the manner that may be determined by our Board. During the quarter ended June 30, 2016, we repurchased 48,097 shares of common stock for an aggregate purchase price of $0.4 million pursuant to the June 2016 Repurchase Program.

In February 2016, we announced that our Board had authorized a $20 million stock repurchase program (the “February 2016 Repurchase Program”), whereby we are authorized to repurchase our common stock from time to time on the open market or in privately negotiated transactions at prices and in the manner that may be determined by our Board. During the three months ended June 30, 2016, we did not repurchase any shares of common stock pursuant to the February 2016 Repurchase Program. This program was terminated concurrently with the approval of a Tender Offer in May 2016 (see Note 11 to our Consolidated Financial Statements).

In August 2014, we announced that our Board had authorized a $20 million stock repurchase program (the “2014 Repurchase Program”), whereby we were authorized to repurchase our common stock from time to time on the open market or in privately negotiated transactions. In May 2015, our Board amended the program to authorize an additional $10 million to be used for such purchases. During the six months ended June 30, 2015, we repurchased 410,439 shares of common stock for $3.8 million pursuant to the 2014 Repurchase Program. During the year ended December 31, 2015, we repurchased 1,671,687 shares of common stock for an aggregate purchase price of $15 million pursuant to the 2014 Repurchase Program. The 2014 Repurchase Program expired on December 31, 2015.

Repurchased shares are recorded under the cost method and are reflected as treasury stock in the accompanying Consolidated Balance Sheets. All repurchased shares were funded with cash on hand as well as proceeds from a term loan entered into this quarter (see Note 8 to our Consolidated Financial Statements).

Tender Offer

On May 10, 2016, we commenced a tender offer to purchase up to 8.0 million shares of our common stock at a price of $7.75 per share.

The tender offer expired on June 8, 2016. In accordance with applicable SEC regulations and the terms of the tender offer, we accepted for purchase 5,237,843 shares of our common stock for a total cost of $40.8 million, which includes approximately $0.2 million in costs directly attributable to the purchase.

Term Loan and Credit Agreement Borrowings

On May 9, 2016, we entered into a Senior Secured Credit Facilities Credit Agreement for a term loan (the “Term Loan Agreement”). Under the Term Loan Agreement, we borrowed $50 million in aggregate principal amount pursuant to a five-year term loan. The borrowings under the Term Loan Agreement are secured by a lien on substantially all of our assets, including a pledge of the stock of certain of our wholly-owned subsidiaries.

The borrowings under the Term Loan Agreement must be repaid quarterly in the following manner: 2.5% of the initial aggregate borrowings are due and payable each quarter for the first loan year and 5.0% of the initial aggregate borrowings are due and payable each quarter during each subsequent loan year. At maturity, all outstanding amounts under the Term Loan Agreement will be due and payable. See Note 8 to our Consolidated Financial Statements for a schedule of the timing of our installment payment commitments on this debt.

Borrowings are subject to satisfaction of certain covenants, including leverage and fixed charge coverage ratio covenants. At June 30, 2016, we were in compliance with all covenants under the Term Loan Agreement.

At our option, the Term Loan Agreement bears interest at either an annual rate of 1.50% plus the higher of (a) the Prime Rate in effect on such day and (b) the Federal Funds Effective Rate in effect for such day plus 0.50%, or the London Interbank Offered Rate (“LIBOR”) plus 2.50%. As of June 30, 2016, the applicable rate was 3.13%, representing LIBOR plus the applicable margin of 2.50%. Interest expense under the Term Loan Agreement was $0.2 million for the three and six months ended June 30, 2016, which includes non-cash interest expense of $13,000 related to the amortization of the deferred issuance costs.

The borrowings under the Term Loan Agreement may be prepaid at our option without penalty and must be repaid upon the occurrence of certain events including certain events of default.

We were required to pay a one-time upfront administration and arrangement fee on the closing date. Thereafter, a non-refundable fee shall be due and payable on each anniversary of the effective date of the Term Loan Agreement. Total debt issuance costs paid in relation to the Term Loan Agreement was approximately $0.4 million. The costs are recorded as a direct deduction from the carrying amount of the Term Loan and amortized as interest expense over the life of the Term Loan Agreement.

We used the proceeds from the Term Loan Agreement to fund stock repurchases pursuant to a Tender Offer, which commenced on May 10, 2016 and expired on June 8, 2016, and we also intend to use it to fund our June 2016 Repurchase Program (see Note 11 to our Consolidated Financial Statements), as well as for general corporate purposes.

As of December 31, 2015, we had a $5.0 million Revolving Credit Facility (the “Credit Agreement”), which was a discretionary $5.0 million demand revolving line. There were no financial covenant requirements and no unused line fees under the Credit Agreement, and there were no outstanding balances under the Credit Agreement at December 31, 2015. The Credit Agreement was terminated concurrent with the establishment of the Term Loan Agreement (see Note 8 to our Consolidated Financial Statements).

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 2 to our Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.

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

Foreign Currency Exchange Risk

We currently have subsidiaries in the United Kingdom, Hong Kong, Australia, Singapore, Germany and France. Additionally, we have a wholly foreign-owned enterprise formed under the laws of the People’s Republic of China (“PRC”), and a variable interest entity in Beijing, PRC. Approximately 26% of our revenues for the three months ended June 30, 2016 were derived from customers with billing addresses outside of the United States and our foreign exchange gains/losses were not significant. We currently believe our exposure to foreign currency exchange rate fluctuations, including any impact of Brexit, is financially immaterial and therefore have not entered into foreign currency hedging transactions. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in the future. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Our continued international expansion increases our exposure to exchange rate fluctuations and as a result such fluctuations could have a significant impact on our future results of operations.

Interest Rate Risk

At June 30, 2016, we had cash, cash equivalents and investments totaling $48.5 million. These amounts were invested primarily in money market accounts, municipal bonds and government agency bonds and, to a lesser extent, corporate bonds. The cash, cash equivalents and investments were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

Our exposure to market risk also relates to interest expense on borrowings under a five-year term loan we entered into in May 2016 (the “Term Loan Agreement”). The borrowings under the Term Loan Agreement bear interest at either an annual rate of 1.50% plus the higher of (a) the Prime Rate in effect on such day and (b) the Federal Funds Effective Rate in effect for such day plus 0.50%, or the London Interbank Offered Rate (“LIBOR”) plus 2.50% (see Note 8 to the Consolidated Financial Statements). At June 30, 2016, there was $49.6 million of aggregate principal outstanding under the Term Loan Agreement.

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

In connection with the preparation of the Quarterly Report on Form 10-Q for the period ended June 30, 2016, management, under the supervision of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), conducted an evaluation of disclosure controls and procedures as of June 30, 2016. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control, that occurred during the second quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened litigation against us that could have a material adverse effect on our business, operating results or financial condition.

Item 1A.	Risk Factors

Our business is subject to a number of risks, including those identified in Item 1A – “Risk Factors” of our 2015 Annual Report on Form 10-K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of June 30, 2016, there have been no material changes to the risk factors disclosed in our 2015 Annual Report on Form 10-K, other than as disclosed below. We may disclose changes to any risk factors presented or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission. Due to the recent vote relating to the Referendum of the United Kingdom’s Membership of the European Union and the recent adoption of the Privacy Shield, we are providing updates to the following risk factors.

There are a number of risks associated with expansion of our business internationally that could adversely affect our business.

Approximately 24% of our revenues for the year ended December 31, 2015 and 25% of our revenues for the six months ended June 30, 2016 were derived from customers with billing addresses outside of the U.S. Approximately 32% of our revenues for the year ended December 31, 2015 and 30% of our revenues for the six months ended June 30, 2016 were derived from international geo-targeted campaigns, which are campaigns that are targeted at users who reside outside of North America. We have offices in the United Kingdom, France, Germany, Singapore and Australia, as well as operations in China. We also publish websites in Spanish, French, German, Portuguese and Chinese, targeting users worldwide who speak those languages.

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

Additionally, on June 23, 2016, the U.K. held a referendum in which voters approved withdrawal from the E.U., commonly referred to as “Brexit”. As a result of the Brexit vote, the U.K. is expected to initiate a process to leave the E.U. and begin negotiating the terms of the U.K.’s future relationship with the E.U. The proposed withdrawal could, among other potential outcomes, adversely affect the tax, tax treaty, currency, operational, legal and regulatory regimes to which our business in the U.K. is subject. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. It is not possible at this time to anticipate all of the potential consequences of Brexit. As a point of reference, revenues denominated in GBP for both the year ended December 31, 2015 and the six month period ended June 30, 2016, were approximately 5%.

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

In addition, the E.U. and its member states and Canada have regulations dealing with the collection and use of personal information obtained from their citizens. Regulations in these jurisdictions have focused on the collection, transfer, use, disclosure and security of information that may be used to identify or that actually identifies an individual, such as an e-mail address or a name. Further, within the E.U., certain member state data protection authorities regard IP addresses as personal information, and legislation in the E.U. requires informed consent for the placement of a cookie on a user device.

U.S. companies have, since 2000, relied on the Department of Commerce Safe Harbor Principles and self-certification process in order to transfer and process the personal data of people in the E.U. in a manner that the E.U., until recently, deemed adequate to protect the security of such information. The European Court of Justice in late 2015 declared that the Safe Harbor was no longer valid. U.S. and E.U. lawmakers in February 2016 announced a replacement for the Safe Harbor, called the E.U.-U.S. Privacy Shield Framework Principles, or Privacy Shield. On July 12, 2016, the E.U. and the U.S. announced that the Privacy Shield is final and has been deemed adequate by the European Commission to protect the transfer of personal data from the E.U. to the U.S. Companies may begin to self-certify with the U.S. Department of Commerce starting on August 1, 2016. We intend to rely on the Privacy Shield and are in the process of evaluating what, if any, changes will be required to be made by us to allow reliance on the Privacy Shield and how, if at all, our business and operations will be impacted. There is no assurance that the Privacy Shield will not be challenged in the E.U. via legal process and what, if any, impact this could have on the adequacy determination and on our compliance efforts, among other things.

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

TECHTARGET, INC. (Registrant)

Date: August 9, 2016	By:	/s/ Michael Cotoia
Michael Cotoia, Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2016	By:	/s/ Janice O’Reilly
Janice O’Reilly, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)

Exhibit Index

Exhibit No.	Description of Exhibit

31.1	Certification of Michael Cotoia, Chief Executive Officer of TechTarget, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, dated August 9, 2016.

31.2	Certification of Janice O’Reilly, Chief Financial Officer and Treasurer of TechTarget, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, dated August 9, 2016.

32.1	Certifications of Michael Cotoia, Chief Executive Officer of TechTarget, Inc. and Janice O’Reilly, Chief Financial Officer and Treasurer of TechTarget, Inc. pursuant to 18 U.S.C. Section 1350, dated August 9, 2016.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2016 and June 30, 2015, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and June 30, 2015 and (iv) Notes to Consolidated Financial Statements.