Form 10-Q
period 2016-09-30
TechTarget Inc
filed 2016-11-09
CIK 1293282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The registrant had 27,816,711 shares of Common Stock, $0.001 par value per share, outstanding as of October 28, 2016.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TECHTARGET,  INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,817	$14,783
Short-term investments	12,349	10,646
Accounts receivable, net of allowance for doubtful accounts of $1,897 and $1,715 as of September 30, 2016 and December 31, 2015, respectively	25,813	26,549
Prepaid taxes	2,697	5,306
Prepaid expenses and other current assets	2,498	2,192

Total current assets	73,174	59,476
Property and equipment, net of accumulated depreciation and amortization	9,357	8,922
Long-term investments	5,959	9,262
Goodwill	93,646	93,701
Intangible assets, net of accumulated amortization	728	1,448
Deferred tax assets	2,871	4,210
Other assets	813	840

Total assets	$186,548	$177,859

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,812	$1,807
Current portion of term loan	4,907	—
Accrued expenses and other current liabilities	3,119	3,112
Accrued compensation expenses	583	675
Contingent consideration	—	1,326
Income taxes payable	—	516
Deferred revenue	8,925	7,595

Total current liabilities	19,346	15,031
Long-term liabilities:
Long-term portion of term loan	44,762	—
Deferred rent	2,215	2,245
Deferred tax liabilities	574	582

Total liabilities	66,897	17,858
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 52,483,717 shares issued and 27,819,434 shares outstanding at September 30, 2016 and 50,927,426 shares issued and 32,039,853 shares outstanding at December 31, 2015	52	51
Treasury stock, 24,664,283 shares at September 30, 2016 and 18,887,573 shares at December 31, 2015, at cost	(159,005)	(113,949)
Additional paid-in capital	295,264	293,003
Accumulated other comprehensive loss	(207)	(322)
Accumulated deficit	(16,453)	(18,782)

Total stockholders’ equity	119,651	160,001

Total liabilities and stockholders’ equity	$186,548	$177,859

See Accompanying notes to consolidated financial statements.

TECHTARGET, INC.

Consolidated Statements of Operations and Comprehensive (Loss) Income

(in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Revenues:
Online	$24,247	$27,066	$76,242	$77,850
Events	1,503	1,941	3,713	4,572

Total revenues	25,750	29,007	79,955	82,422

Cost of revenues:
Online(1)	6,889	6,802	20,360	20,050
Events	723	710	2,049	2,042

Total cost of revenues	7,612	7,512	22,409	22,092

Gross profit	18,138	21,495	57,546	60,330
Operating expenses:
Selling and marketing(1)	11,243	11,526	33,331	32,825
Product development(1)	2,074	1,915	6,027	5,723
General and administrative(1)	3,138	3,265	9,392	9,876
Depreciation	951	999	2,987	3,023
Amortization of intangible assets	183	337	718	1,054

Total operating expenses	17,589	18,042	52,455	52,501

Operating income	549	3,453	5,091	7,829
Interest and other expense, net	(471)	(209)	(1,037)	(122)

Income before provision for income taxes	78	3,244	4,054	7,707
Provision for income taxes	100	1,203	1,725	2,490

Net (loss) income	$(22)	$2,041	$2,329	$5,217

Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on investments (net of tax effect of $(13), $7, $3 and $16, respectively)	$(22)	$13	$5	$28
Foreign currency translation gains (losses)	11	(65)	110	(221)

Other comprehensive (loss) income	(11)	(52)	115	(193)

Comprehensive (loss) income	$(33)	$1,989	$2,444	$5,024

Net (loss) income per common share:
Basic	$(0.00)	$0.06	$0.08	$0.16

Diluted	$(0.00)	$0.06	$0.07	$0.15

Weighted average common shares outstanding:
Basic	27,540	32,790	30,650	33,065

Diluted	28,325	34,221	31,608	34,707

(1)	Amounts include stock-based compensation expense as follows:

Cost of online revenues	$36	$27	$90	$57
Selling and marketing	1,260	1,106	3,103	2,445
Product development	45	37	124	74
General and administrative	703	858	1,753	2,215

See Accompanying notes to consolidated financial statements.

TECHTARGET, INC.

Consolidated Statements of Cash Flows

(in thousands)

	For the Nine Months Ended September 30,
	2016	2015
	(Unaudited)
Operating Activities:
Net income	$2,329	$5,217
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,705	4,077
Provision for bad debt	289	611
Amortization of investment premiums	217	179
Stock-based compensation	5,070	4,791
Non-cash interest expense	128	—
Deferred tax provision	—	5
Excess tax benefit – stock options	378	(1,996)
Changes in operating assets and liabilities:
Accounts receivable	452	(6,526)
Prepaid taxes, prepaid expenses and other current assets	(436)	73
Other assets	54	56
Accounts payable	19	(938)
Income taxes payable	1,094	(1,395)
Accrued expenses and other current liabilities	(786)	(397)
Accrued compensation expenses	(88)	(980)
Deferred revenue	1,331	1,998
Other liabilities	(29)	(2,275)

Net cash provided by operating activities	13,727	2,500

Investing activities:
Purchases of property and equipment and other capitalized assets	(3,435)	(2,731)
Purchases of investments	(3,210)	(5,222)
Proceeds from sales and maturities of investments	4,600	5,657

Net cash used in investing activities	(2,045)	(2,296)

Financing activities:
Tax withholdings related to net share settlements	(4,380)	—
Excess tax benefit – stock options	(378)	1,996
Purchase of treasury shares and related costs	(45,056)	(9,139)
Registration fees	—	(22)
Payment of earnout liabilities	(459)	—
Proceeds from exercise of stock options	3,963	2,592
Term loan proceeds	50,000	—
Debt issuance costs	(367)	—

Net cash provided by (used in) financing activities	3,323	(4,573)

Effect of exchange rate changes on cash and cash equivalents	29	(12)

Net increase (decrease) in cash and cash equivalents	15,034	(4,381)
Cash and cash equivalents at beginning of period	14,783	19,275

Cash and cash equivalents at end of period	$29,817	$14,894

Supplemental disclosure of cash flow information:
Cash paid for taxes, net	$685	$4,541

Cash paid for interest, net	$525	$—

See Accompanying notes to consolidated financial statements.

TECHTARGET, INC.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data, where otherwise noted or instances where expressed in millions)

1. Organization and Operations

TechTarget, Inc. and its subsidiaries (the “Company”) is a leading provider of specialized online content for buyers of corporate information technology (“IT”) products and services, and a leading provider of marketing services for the sellers of those solutions. The Company’s offerings enable IT vendors to identify, reach and influence corporate IT decision makers, who are actively researching specific IT purchases, through customized marketing programs that include data analytics-driven intelligence solutions, demand generation and brand advertising. The Company operates a network of over 140 websites, each of which focuses on a specific IT sector, such as storage, security or networking. During the critical stages of the purchase decision process, these content offerings meet IT professionals’ needs for expert, peer and IT vendor information, and provide a platform on which IT vendors can launch targeted marketing campaigns which generate measurable, high return on investment (“ROI”). As IT professionals have become increasingly specialized, they have come to rely on the Company’s sector-specific websites for purchasing decision support. The Company’s content enables IT professionals to navigate the complex and rapidly changing IT landscape where purchasing decisions can have significant financial and operational consequences. Based upon the logical clustering of members’ respective job responsibilities and the marketing focus of the products that the Company’s customers are advertising, the Company’s key marketing opportunities and audience extensions are currently addressed using nine distinct media groups: Application Architecture and Development; Channel; CIO/IT Strategy; Data Center and Virtualization Technologies; Business Applications and Analytics; Networking; Security; Storage; and TechnologyGuide.

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

PRC laws and regulations prohibit or restrict foreign ownership of Internet-related services and advertising businesses. To comply with these foreign ownership restrictions, the Company operates its websites and provides online advertising services in the PRC through KWIT. The Company entered into certain exclusive agreements with KWIT and its shareholders through TTGT HK, which obligated TTGT HK to absorb all of the risk of loss from KWIT’s activities and entitled TTGT HK to receive all of their residual returns. In addition, the Company entered into certain agreements with the authorized parties through TTGT HK, including Management and Consulting Services, Voting Proxy, Equity Pledge and Option Agreements. TTGT HK assigned all of its rights and obligations to the newly formed wholly foreign-owned enterprise (“WFOE”), TTGT Consulting. TTGT Consulting is established and existing under the laws of the PRC, and is wholly owned by TTGT HK.

Based on these contractual arrangements, the Company consolidates the financial results of KWIT as required by Accounting Standards Codification (“ASC”) subtopic 810-10, Consolidation: Overall, because the Company holds all the variable interests of KWIT through TTGT Consulting, which is the primary beneficiary of KWIT. Despite the lack of technical majority ownership, there exists a parent-subsidiary relationship between the Company and the VIE through the aforementioned agreements, whereby the equity holders of KWIT assigned all of their voting rights underlying their equity interest in KWIT to TTGT Consulting. In addition, through the other aforementioned agreements, the Company demonstrates its ability and intention to continue to exercise the ability to obtain substantially all of the profits and absorb all of the expected losses of KWIT. All significant intercompany accounts and transactions between the Company, its subsidiaries, and KWIT have been eliminated in consolidation.

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

Online Offerings

IT Deal Alert™. This suite of products and services includes IT Deal Alert: Qualified Sales Opportunities™, which profiles specific in-progress purchase projects, IT Deal Alert: Priority Engine™, which is a subscription service powered by the Company’s Activity Intelligence™ platform that integrates into salesforce.com and delivers information to allow marketers and sales personnel to identify those accounts who are actively researching new technology purchases, IT Deal Alert: Deal Data™, which is a customized solution aimed at sales intelligence and data scientist functions that makes the Company’s Activity Intelligence data directly consumable by our customer’s internal applications, and IT Deal Alert: TechTarget Research™, which is a newly launched subscription product that sources proprietary information about purchase transactions from IT professionals who are making and have recently completed these purchases. Qualified Sales Opportunities revenue is recognized when the Qualified Sales Opportunity is delivered to the Company’s customer, Priority Engine revenue is recognized ratably over the duration of the service, Deal Data revenue is recognized upon delivery of the data to the Company’s customer, and Research revenue is recognized when the report is delivered.

Core Online. The Company’s core online offerings enable its customers to reach and influence prospective buyers through content marketing programs designed to generate demand for their solutions, and through display advertising and other brand programs that influence consideration by prospective buyers.

Demand Solutions. As part of its demand solutions campaign offerings, the Company may guarantee a minimum number of qualified leads to be delivered over the course of the campaign. The Company determines the content necessary to achieve performance guarantees. Scheduled end dates of campaigns sometimes need to be extended, pursuant to the terms of the arrangement, to satisfy lead guarantees. The Company estimates a revenue reserve necessary to adjust revenue recognition for extended campaigns. These estimates are based on the Company’s experience in managing and fulfilling these offerings. The customer generally has cancellation privileges which normally require advance notice by the customer and require proportional payment by the customer for the portion of the campaign services provided by the Company. The Company recognizes revenue on duration-based campaigns ratably over the duration of the campaign, which is usually less than six months and recognizes revenue on contracts where pricing is based on cost per lead during the period in which leads are delivered to its customers.

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

Goodwill and indefinite-lived intangible assets are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life are amortized over their estimated useful lives, which range from three to ten years, using methods of amortization that are expected to reflect the estimated pattern of economic use, and are reviewed for impairment when events or changes in circumstances suggest that the assets may not be recoverable. Consistent with the Company’s determination that it has a single reporting segment, it has been determined that there is a single reporting unit and goodwill is therefore tested for impairment at the entity level. The Company performs its annual test of impairment of goodwill as of December 31st of each year and whenever events or changes in circumstances suggest that the carrying amount may not be recoverable using the two step process required by ASC 350, Intangibles – Goodwill and Other (“ASC 350”). The first step of the impairment test is to identify potential impairment by comparing the reporting unit’s fair value with its net book value (or carrying amount), including goodwill. The fair value is estimated based on a market value approach. If the fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is not performed. Whenever indicators of impairment become present, the Company would perform the second step and compare the implied fair value of the reporting unit’s goodwill, as defined by ASC 350, to its carrying value to determine the amount of the impairment loss, if any. As of December 31, 2015, there were no indications of impairment based on the step one analysis, and the Company’s estimated fair value exceeded its goodwill carrying value by a significant margin.

Based on the aforementioned evaluation, the Company believes that, as of the balance sheet dates presented, none of the Company’s goodwill or other long-lived assets was impaired. The Company did not have any intangible assets with indefinite lives as of September 30, 2016 or December 31, 2015.

Allowance for Doubtful Accounts

The Company reduces gross trade accounts receivable for an allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The allowance for doubtful accounts is reviewed on a regular basis, and all past due balances are reviewed individually for collectability. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions for doubtful accounts are recorded in general and administrative expense.

Property and Equipment and Other Capitalized Assets

Property and equipment and other capitalized assets are stated at cost. Property and equipment acquired through acquisitions of businesses are initially recorded at fair value. Depreciation is calculated on the straight-line method based on the month the asset is placed in service.

Internal-Use Software and Website Development Costs

The Company capitalizes costs incurred during the development of its website applications and infrastructure as well as certain costs relating to internal-use software. The estimated useful life of costs capitalized is evaluated for each specific project. Capitalized internal-use software and website development costs are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized only if the carrying amount of the asset is not recoverable and exceeds its fair value. The Company capitalized internal-use software and website development costs of $0.7 million for each of the three months ended September 30, 2016 and 2015 and $2.2 million for each of the nine months ended September 30, 2016 and 2015.

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

The Company recognizes interest and penalties related to unrecognized tax benefits, if any, in income tax expense.

Stock-Based Compensation

The Company has two stock-based employee compensation plans which are more fully described in Note 10. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized in the Consolidated Statement of Operations and Comprehensive (Loss) Income using the straight-line method over the vesting period of the award. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock option awards.

Comprehensive (Loss) Income

Comprehensive (loss) income includes all changes in equity during a period, except those resulting from investments by stockholders and distributions to stockholders. The Company’s comprehensive (loss) income includes changes in the fair value of the Company’s unrealized (losses) gains on available for sale securities and foreign currency translation adjustments.

There were no material reclassifications out of accumulated other comprehensive (loss) income in the periods ended September 30, 2016 or 2015.

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

Accounting Guidance Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. As a result, this guidance is now effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017 (January 1, 2018 for the Company) and early adoption is permitted only as of annual reporting periods (including interim reporting periods within those reporting periods) beginning after December 15, 2016. Entities have the option of using either a full retrospective or a modified approach to adopt the guidance. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which further clarifies the implementation guidance on principal versus agent considerations contained in ASU 2014-09. In April and May 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, and ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, respectively, each of which provide further implementation guidance for ASU 2014-09. These standards will be effective for the Company in the first quarter of fiscal year 2018, although early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements and disclosure.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements and disclosure.

3. Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, short-term and long-term investments and contingent consideration. The fair value of these financial assets and liabilities was determined based on three levels of input as follows:

•	Level 1. Quoted prices in active markets for identical assets and liabilities;

•	Level 2. Observable inputs other than quoted prices in active markets; and

•	Level 3. Unobservable inputs.

The fair value hierarchy of the Company’s financial assets and liabilities carried at fair value and measured on a recurring basis is as follows:

		Fair Value Measurements at Reporting Date Using
	September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$4,777	$4,777	$—	$—
Short-term investments(2)	12,349	—	12,349	—
Long-term investments(2)	5,959	—	5,959	—

Total assets	$23,085	$4,777	$18,308	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$122	$122	$—	$—
Short-term investments(2)	10,646	—	10,646	—
Long-term investments(2)	9,262	—	9,262	—

Total assets	$20,030	$122	$19,908	$—

Liabilities:
Contingent consideration –current(3)	$1,326	$—	$—	$1,326

Total liabilities	$1,326	$—	$—	$1,326

(1)	Included in cash and cash equivalents on the accompanying consolidated balance sheets; valued at quoted market prices in active markets.
(2)	Short-term and long-term investments consist of municipal bonds, corporate bonds and government agency bonds; their fair value is calculated using an interest rate yield curve for similar instruments.
(3)	The Company’s valuation techniques and Level 3 inputs used to estimate the fair value of contingent consideration payable in connection with the LeMagIT acquisition are described in Note 5. The contingent consideration, net of a $0.4 million holdback, was paid in January 2016. The holdback is fixed in value and is, therefore, no longer a contingent liability; it is included in current liabilities on the Company’s Consolidated Balance Sheet as of September 30, 2016.

4. Cash, Cash Equivalents and Investments

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less at date of purchase. Cash equivalents are carried at cost, which approximates their fair market value. Cash and cash equivalents consisted of the following:

	September 30, 2016	December 31, 2015
Cash	$25,040	$14,661
Money market funds	4,777	122

Total cash and cash equivalents	$29,817	$14,783

The Company’s short-term and long-term investments are accounted for as available for sale securities. These investments are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive loss, a component of stockholders’ equity, net of tax. The cumulative unrealized loss, net of taxes, was $(15) and $(19) as of September 30, 2016 and December 31, 2015, respectively. Realized gains and losses on the sale of these investments are determined using the specific identification method. There were no realized gains or losses during the three or nine months ended September 30, 2016 or 2015.

Short-term and long-term investments consisted of the following:

	September 30, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term and long-term investments:
Government agency bonds	$5,004	$2	$—	$5,006
Municipal bonds	12,823	—	(26)	12,797
Corporate bonds	503	2	—	505

Total short-term and long-term investments	$18,330	$4	$(26)	$18,308

	December 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term and long-term investments:
Government agency bonds	$7,615	$—	$(15)	$7,600
Municipal bonds	11,818	—	(14)	11,804
Corporate bonds	505	—	(1)	504

Total short-term and long-term investments	$19,938	$—	$(30)	$19,908

The Company had 16 debt securities in an unrealized loss position at September 30, 2016. All of these securities have been in such a position for no more than eleven months. The unrealized loss on those securities was approximately $26 and the fair value was $12.8 million. The Company uses specific identification when reviewing these investments for impairment. Because the Company does not intend to sell the investments that are in an unrealized loss position and it is not likely that the Company will be required to sell any investments before recovery of their cost basis, the Company does not consider those investments with an unrealized loss to be other-than-temporarily impaired at September 30, 2016.

Municipal, government agency, and corporate bonds have contractual maturity dates that range from November 2016 to December 2018. All income generated from these investments is recorded as interest income.

5. Acquisition

LeMagIT

On December 17, 2012, the Company purchased all of the outstanding shares of its French partner, E-Magine Médias SAS (“LeMagIT”), for approximately $2.2 million in cash plus a potential future earnout valued at $0.7 million at the time of the acquisition. Approximately $1.2 million of the cash payment was made at closing, and the remainder was paid in two equal installments in 2013 and 2014. The earnout was subject to certain revenue growth targets and the payment was adjusted each period based on actual results. In valuing the contingent consideration, it was determined that fair value adjustments were necessary to appropriately reflect the inherent risk and related time value of money associated with these potential payments. Accordingly, a discount rate of 28% was used. The calculation of these fair values required the use of significant inputs that are not observable in the market and thus represented a Level 3 fair value measurement as defined in ASC 820, Fair Value Measurements and Disclosures. The significant inputs in the Level 3 measurements not supported by market activity included estimated future revenues as well as the rates used to discount them. The installment payments were recorded at present value using a discount rate of 10%.

The earnout payment of $1.3 million, net of a $0.4 million holdback, was paid in January 2016. The portion of the payment that related to the fair value of the earnout as of the acquisition date, amounting to approximately $0.5 million, is reflected in financing activities in the Company’s Consolidated Statement of Cash Flows for the nine months ended September 30, 2016. The balance of the payment is reflected as an operating cash flow. The holdback is included in current liabilities in the Company’s Consolidated Balance Sheet as of September 30, 2016.

6. Intangible Assets

The following table summarizes the Company’s intangible assets, net:

		As of September 30, 2016
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer, affiliate and advertiser relationships	5–9	$6,889	$(6,822)	$67
Developed websites, technology and patents	10	1,256	(719)	537
Trademark, trade name and domain name	5–8	1,777	(1,681)	96
Proprietary user information database and Internet traffic	5	1,175	(1,147)	28

Total intangible assets		$11,097	$(10,369)	$728

		As of December 31, 2015
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer, affiliate and advertiser relationships	5–9	$6,996	$(6,379)	$617
Developed websites, technology and patents	10	1,222	(603)	619
Trademark, trade name and domain name	5–8	1,819	(1,685)	134
Proprietary user information database and Internet traffic	5	1,232	(1,154)	78
Non-compete agreements	3	76	(76)	—

Total intangible assets		$11,345	$(9,897)	$1,448

Intangible assets are amortized over their estimated useful lives, which range from three to ten years, using methods of amortization that are expected to reflect the estimated pattern of economic use. The remaining amortization expense will be recognized over a weighted average period of approximately 3.12 years. Amortization expense was $0.2 million and $0.3 million for the three month periods ended September 30, 2016 and 2015, respectively, and $0.7 million and $1.1 million for the nine months ended September 30, 2016 and 2015, respectively. Amortization expense is recorded within operating expenses as the intangible assets consist of customer-related assets and website traffic that the Company considers to be in support of selling and marketing activities. The Company wrote off $0.1 million of fully amortized intangible assets in the first nine months of 2016. The Company did not write off any fully amortized intangible assets in the first nine months of 2015. The change in the gross carrying amount of intangible assets during the nine months ended September 30, 2016, was due to foreign currency translation gains and losses.

The Company expects amortization expense of intangible assets to be as follows:

Years Ending December 31:	Amortization Expense
2016 (October 1st – December 31st)	$88
2017	167
2018	104
2019	88
2020	74
Thereafter	207

$728

7. Net (Loss) Income Per Common Share

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net (loss) income per common share is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net (loss) income	$(22)	$2,041	$2,329	$5,217

Denominator:
Basic:
Weighted average shares of common stock and vested, undelivered restricted stock awards outstanding	27,539,655	32,789,953	30,650,164	33,064,557

Diluted:
Weighted average shares of common stock and vested, undelivered restricted stock awards outstanding	27,539,655	32,789,953	30,650,164	33,064,557
Effect of potentially dilutive shares(1)	785,406	1,430,838	958,059	1,641,965

Total weighted average shares of common stock and vested, undelivered restricted stock awards outstanding and potentially dilutive shares	28,325,061	34,220,791	31,608,223	34,706,522

Net (Loss) Income Per Share:
Basic net (loss) income per share	$(0.00)	$0.06	$0.08	$0.16

Diluted net (loss) income per share	$(0.00)	$0.06	$0.07	$0.15

(1)	In calculating diluted net (loss) income per share, 1.2 million shares related to outstanding stock options and unvested restricted stock awards were excluded for each of the three and nine months ended September 30, 2016, and 1.1 million shares related to outstanding stock options and unvested restricted stock awards were excluded for each of the three and nine months ended September 30, 2015, because including them would have been anti-dilutive.

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

Installment payments on the principal by year and amounts included in the Company’s Consolidated Balance Sheet as of September 30, 2016 related to the Term Loan Agreement are as follows:

Years Ending December 31:
2016	$1,250
2017	6,250
2018	10,000
2019	10,000
2020	10,000
2021	12,500

Total principal on term loan	50,000
Unamortized debt issuance costs	(331)

Carrying amount of term loan	49,669
Less: current portion of term loan, net of $93 in unamortized debt issuance costs	(4,907)

Long-term portion of term loan, net of $238 in unamortized debt issuance costs	$44,762

Borrowings are subject to satisfaction of certain covenants, including leverage and fixed charge coverage ratio covenants. At September 30, 2016, the Company was in compliance with all covenants under the Term Loan Agreement.

At the Company’s option, the Term Loan Agreement bears interest at either an annual rate of 1.50% plus the higher of (a) the Prime Rate in effect on such day and (b) the Federal Funds Effective Rate in effect for such day plus 0.50%, or the London Interbank Offered Rate (“LIBOR”) plus 2.50%. The applicable interest rate was 3.01% at September 30, 2016, representing LIBOR plus the applicable margin of 2.50%. Interest expense under the Term Loan Agreement was $0.4 million and $0.6 million for the three and nine months ended September 30, 2016, respectively, which includes non-cash interest expense of $36 related to the amortization of deferred issuance costs.

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

Future minimum lease payments under the Company’s noncancelable operating leases at September 30, 2016 are as follows:

Years Ending December 31:	Minimum Lease Payments
2016 (October 1st – December 31st)	$1,240
2017	4,451
2018	4,505
2019	4,492
2020	683

$15,371

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

Litigation

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At September 30, 2016 and December 31, 2015, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

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

In April 2007, the Board approved the 2007 Stock Option and Incentive Plan (the “2007 Plan”), which was approved by the stockholders of the Company and became effective upon the consummation of the Company’s IPO in May 2007. Effective upon the consummation of the IPO, no further awards were made pursuant to the 1999 Plan, but any outstanding awards under the 1999 Plan remain in effect and continue to be subject to the terms of the 1999 Plan. The 2007 Plan allows the Company to grant ISOs, NSOs, stock appreciation rights, deferred stock awards, restricted stock and other awards. Under the 2007 Plan, stock options may not be granted at less than fair market value on the date of grant, and grants generally vest over a three to four year period. Stock options granted under the 2007 Plan expire no later than ten years after the grant date. Additionally, beginning with awards made in August 2015, the Company has the option to direct a net issuance of shares for satisfaction of tax liability with respect to vesting of awards and delivery of shares. Prior to August 2015, this choice of settlement method was solely at the discretion of the award recipient. The Company has reserved for issuance an aggregate of 2,911,667 shares of common stock under the 2007 Plan plus an additional annual increase to be added automatically on January 1 of each year, beginning on January 1, 2008, equal to the lesser of (a) 2% of the outstanding number of shares of common stock (on a fully-diluted basis) on the immediately preceding December 31 and (b) such lower number of shares as may be determined by the compensation committee of the Board of Directors of the Company. The number of shares available for issuance under the 2007 Plan is subject to adjustment in the event of a stock split, stock dividend or other change in capitalization. Generally, shares that are forfeited or canceled from awards under the 2007 Plan also will be available for future awards. To date, 8,224,334 shares have been added to the 2007 Plan in accordance with the automatic annual increase. In addition, shares subject to stock options returned to the 1999 Plan, as a result of their expiration, cancellation or termination, are automatically made available for issuance under the 2007 Plan. As of September 30, 2016, a total of 3,712,046 shares were available for grant under the 2007 Plan.

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

A summary of the stock option activity under the Company’s stock option plans for the nine months ended September 30, 2016 is presented below:

Year-to-Date Activity	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2015	2,922,736	$7.97
Granted	—	—
Exercised	(660,447)	7.22		$1,778
Forfeited	(26,642)	7.36
Cancelled	(1,334,463)	7.46

Options outstanding at September 30, 2016	901,184	$9.29	2.40	$1,180

Options exercisable at September 30, 2016	901,184	$9.29	2.40	$1,180

Options vested or expected to vest at September 30, 2016	901,184	$9.29	2.40	$1,180

During the nine months ended September 30, 2016, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $1.8 million, and the total amount of cash received from exercise of these options was $4.0 million. During the nine months ended September 30, 2015, the total intrinsic value of options exercised was $1.7 million, and the total amount of cash received from exercise of these options was $2.6 million.

Restricted Stock Awards

Restricted stock awards are valued at the market price of a share of the Company’s common stock on the date of the grant. A summary of the restricted stock award activity under the 2007 Plan for the nine months ended September 30, 2016 is presented below:

Year-to-Date Activity	Shares	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Nonvested outstanding at December 31, 2015	1,987,894	$6.93
Granted	789,928	9.13
Vested	(474,592)	6.33
Forfeited	(552,190)	5.88

Nonvested outstanding at September 30, 2016	1,751,040	$8.24	$14,113

The total grant date fair value of restricted stock awards that vested during the nine months ended September 30, 2016 and 2015 was $6.2 million and $5.8 million, respectively.

As of September 30, 2016, there was $12.6 million of total unrecognized compensation expense related to stock options and restricted stock awards which is expected to be recognized over a weighted average period of 2.8 years.

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

Common Stock Repurchase Program

In June 2016, the Company announced that the Board had authorized a $20 million stock repurchase program (the “June 2016 Repurchase Program”), whereby the Company was authorized to repurchase the Company’s common stock from time to time on the open market or in privately negotiated transactions at prices and in the manner that may be determined by the Board. During the three and nine months ended September 30, 2016, the Company repurchased 490,770 and 538,867 shares of common stock, respectively, for an aggregate purchase price of $3.9 million and $4.3 million, respectively, pursuant to the June 2016 Repurchase Program.

In February 2016, the Company announced that the Board had authorized a $20 million stock repurchase program (the “February 2016 Repurchase Program”), whereby the Company was authorized to repurchase the Company’s common stock from time to time on the open market or in privately negotiated transactions at prices and in the manner that may be determined by the Board. The February 2016 Repurchase Program was canceled on May 3, 2016 and replaced with the Tender Offer noted above. The Company did not repurchase any shares of common stock pursuant to the February 2016 Repurchase Program.

In August 2014, the Company announced that the Board had authorized a $20 million stock repurchase program (the “2014 Repurchase Program”), whereby the Company was authorized to repurchase the Company’s common stock from time to time on the open market or in privately negotiated transactions. In May 2015, the Board amended the program to authorize an additional $10 million to be used for such purchases. During the nine months ended September 30, 2015, the Company repurchased 998,767 shares of common stock for $9.1 million pursuant to the Repurchase Program. During the year ended December 31, 2015, the Company repurchased 1,671,687 shares of common stock for an aggregate purchase price of $15 million pursuant to the 2014 Repurchase Program. The 2014 Repurchase Program expired on December 31, 2015.

Repurchased shares are recorded under the cost method and are reflected as treasury stock in the accompanying Consolidated Balance Sheets. All repurchased shares were funded with cash on hand or proceeds from the Term Loan Agreement (see Note 8).

Reserved Common Stock

As of September 30, 2016, the Company has reserved 6,439,271 shares of common stock for use in settling outstanding options and unvested restricted stock awards as well as for future awards under the 2007 Plan.

12. Income Taxes

The Company’s effective income tax rate before discrete items was 42.0% and 40.4% for the nine months ended September 30, 2016 and 2015, respectively. The higher rate in 2016 as compared to 2015 was primarily due to the impact of non-deductible expenses and stock-based compensation. The Company recognized income tax benefits for discrete items of $0.2 million and $0.5 million during the nine months ended September 30, 2016 and 2015, respectively. Additionally, the Company recognized other discrete expense adjustments of approximately $0.2 million related to foreign taxes during the nine months ended September 30, 2016. The effective income tax rate is based upon the estimated annual effective tax rate in compliance with ASC 740 and other related guidance. The Company updates the estimate of its annual effective tax rate at the end of each quarterly period. The Company’s estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and its interpretations of tax laws. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense, which were not material for the nine months ended September 30, 2016 and 2015.

In late March 2010, the Company received a letter from the Massachusetts Department of Revenue (the “MA DOR”) requesting documentation demonstrating that TSC, a wholly-owned subsidiary of the Company, had been classified by the MA DOR as a Massachusetts security corporation for the 2006 and 2007 tax years. Following subsequent correspondence with the MA DOR, the Company determined that it was more likely than not that the MA DOR would require an adjustment to correct TSC’s tax filings such that it would be treated as a Massachusetts business corporation for the applicable years. The Company recorded a tax reserve of approximately $0.4 million. The tax benefits available to a Massachusetts security corporation are composed of (i) a different rate structure (1.32% on gross investment income vs. 9.5% on net income) and (ii) exemption from the 0.26% excise tax on net worth (see Note 9). On August 17, 2011, the Company filed Applications for Abatement with the MA DOR. In January 2012, the Company filed Petitions under Formal Procedure with the ATB. A trial took place in April 2014, and in May 2015 the ATB ruled in favor of the MA DOR. As of the date of the ruling, the Company had recorded a current liability of approximately $677 to account for the tax differential in all open years, which included penalties and interest for the potential state income tax liability arising from the difference between the income tax rates applicable to security corporations and business corporations in Massachusetts. During the second quarter of 2015, the Company accepted an amnesty offer from the MA DOR and paid all amounts due.

13. Segment Information

The Company views its operations and manages its business as one operating segment based on factors such as how the Company manages its operations and how its executive management team reviews results and makes decisions on how to allocate resources and assess performance.

Geographic Data

Net sales to unaffiliated customers by geographic area were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
United States	$19,298	$22,317	$59,715	$62,497
International	6,452	6,690	20,240	19,925

Total	$25,750	$29,007	$79,955	$82,422

Based on current customer billing address; does not consider the geo-targeted (target audience) location of the campaign.

No single country outside of the U.S. accounted for 10% or more of revenue during any of these periods.

Long-lived assets by geographic area were as follows:

	September 30, 2016	December 31, 2015
United States	$98,452	$99,091
International	5,279	4,980

Total	$103,731	$104,071

Long-lived assets are comprised of property, plant and equipment, net; goodwill; and intangible assets, net.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors. Please refer to our “Forward-Looking Statements” section on page 41.

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

We had approximately 17.7 million and 16.7 million registered members as of September 30, 2016 and 2015, respectively. The size of our registered user base does not provide direct insight into the number of our customers or our revenues but it does provide context as to the breadth and reach of our content footprint, which our customers leverage through customized marketing programs. The targeted nature of our user base enables IT vendors to reach a specialized audience efficiently because our content is highly segmented and aligned with the IT vendors’ specific products. We have developed a broad customer base, and deliver advertising campaigns to approximately 1,400 customers annually.

Executive Summary

Our revenues for the three months ended September 30, 2016 declined approximately 11%, to $25.8 million, when compared with the same period in 2015.

Online revenues declined by 10% when compared to the prior year, driven by a contraction of our core-online offerings. In the three month period ended September 30, 2016, revenue from four large customers involved in corporate transactions was down approximately 50%, or approximately $2.5 million compared with the prior year period. IT Deal Alert revenue in the three month period ended September 30, 2016, from those same four customers was down 60%, or approximately $1 million compared with the prior year period. International revenue in the three month period ended September 30, 2016, from the same four customers was down 32%, or approximately $0.4 million compared with the prior year period. With respect to the customers involved in corporate transactions, we view these conditions as temporary. We expect that the corporate transactions will be consummated and the companies’ marketing spend will return to “normal” levels.

Online international geo-targeted revenues, where our target audience is outside North America (“International”), declined 14% compared with the prior year period, driven by a decrease in core-online sales, primarily from our largest customers as noted above, which was offset in part by international IT Deal Alert™ growth. The weakness in core-online was distributed across Europe, the Middle East and Africa (“EMEA”), Asia Pacific (“APAC”) and Latin America. Overall, international IT Deal Alert sales grew 32% in the first nine months of 2016 as compared with the same period in 2015.

Gross margin was 70% and 74% for the three months ended September 30, 2016 and 2015, respectively. Online gross profit decreased by $2.9 million, primarily as a result of the decreased online revenues as compared to the same period a year ago. Events gross profit decreased by $0.5 million, primarily as a result of the decreased events revenues as compared to the same period in the prior year.

Business Trends

The following discussion highlights key trends affecting our business.

•	Macro-economic Conditions and Industry Trends. Because most of our customers are IT vendors, the success of our business is intrinsically linked to the health, and subject to the market conditions, of the IT industry. In the three months ended September 30, 2016, we did not see any meaningful improvement in the IT market and many of our customers continue to be revenue-challenged. This fact, coupled with the large corporate transactions noted above as well as caution on the part of our largest clients because of foreign currency concerns, has continued to put pressure on marketing budgets. Our growth continues to be driven in large part by the return on the investments we made in our data analytics suite of products, IT Deal Alert, which continues to drive market share gains for us. While we will continue to invest in this growth area, management will continue to carefully control discretionary spending such as travel and entertainment, and the filling of new and replacement positions, in an effort to maintain profit margins and cash flows.

The announcement of the results of the United Kingdom (“U.K.”)’s referendum in which voters approved an exit of the U.K. from the European Union (“E.U.”), commonly referred to as “Brexit”, has resulted in significant general economic uncertainty as well as volatility in global stock markets and currency exchange rate fluctuations. The stock and currency market activity has resulted in the further strengthening of the U.S. dollar against certain foreign currencies. The announcement and impact of Brexit may create further global economic uncertainty, which may cause a subset of our customers to more closely monitor their costs in the affected region. In addition, there could be further uncertainty as the U.K. determines the future terms of its relationship with the E.U. and its member states on a variety of levels. As a point of reference, for the twelve months ended December 31, 2015 and the nine months ended September 30, 2016 our revenue denominated in Great Britain Pounds (“GBP”) was approximately 5% of our total revenues.

•	Customer Demographics. Due to the impact of the strong U.S. dollar on foreign currency, our large multi-national customers, who generate a significant amount of their revenue outside the U.S., continue to be cautious. In the three months ended September 30, 2016, online revenues from our top 12 global customers, which have the most international exposure, decreased by approximately 23% compared to the same period a year ago, driven in part from the large corporate transactions noted above. Online revenues from our mid-sized customers (our next largest 100 customers, who have less exposure internationally) increased by approximately 5% year over year. Revenues attributable to our smaller customers, which tend to be venture capital-backed start-ups that primarily operate in North America, decreased by approximately 2% over the prior year period. All three customer segments continued to report a challenging environment, and this translated into our customers remaining cautious with their marketing expenditures.

Our key strategic initiatives include:

•	Geographic – During the three months ended September 30, 2016, approximately 32% of our online revenues were derived from International campaigns. International online revenues (which also includes IT Deal Alert revenues of $1.4 million as discussed below) decreased by approximately 14% in the three months ended September 30, 2016 as compared to the same period a year ago. International marketing budgets continue to be challenged by the effects of the strong dollar and the uncertainty caused by Brexit. International results were also impacted by the large corporate transactions noted above. We rolled out Priority Engine in Europe in the third quarter of 2016 and we intend to launch Priority Engine in APAC by the end of the year.

•	Product – IT Deal Alert revenues were approximately $7.3 million in the three months ended September 30, 2016, up from approximately $6.4 million in the same period in 2015. This includes International IT Deal Alert revenues of $1.4 million, which is also included in International revenues as discussed above. In the third quarter of 2016, we had more than 370 active customers utilizing our IT Deal Alert products and services, up from more than 350 customers in the second quarter of 2016 and 280 customers in the third quarter of 2015, respectively. We expect IT Deal Alert to continue to be a meaningful growth driver through 2016.

Sources of Revenues

Revenue changes for the three and nine month periods ended September 30, 2016 as compared to the same periods in 2015 were as follows:

	Three months ended September 30,			Nine months ended September 30,
	2016	2015	Change	2016	2015	Change
	($ in thousands)			($ in thousands)
Total Online	$24,247	$27,066	-10%	$76,242	$77,850	-2%

Total Online by Geographic Area:
North America:
North America Core Online	10,644	12,813	-17%	33,683	38,375	-12%
North America IT Deal Alert	5,895	5,322	11%	18,629	14,397	29%

Total North America Online	16,539	18,135	-9%	52,312	52,772	-1%
International:
International Core Online	6,327	7,814	-19%	20,080	22,172	-9%
International IT Deal Alert	1,381	1,117	24%	3,850	2,906	32%

Total International Online	7,708	8,931	-14%	23,930	25,078	-5%
Total Online by Product:
Core Online:
North America Core Online	10,644	12,813	-17%	33,683	38,375	-12%
International Core Online	6,327	7,814	-19%	20,080	22,172	-9%

Total Core Online	16,971	20,627	-18%	53,763	60,547	-11%
IT Deal Alert:
North America IT Deal Alert	5,895	5,322	11%	18,629	14,397	29%
International IT Deal Alert	1,381	1,117	24%	3,850	2,906	32%

Total IT Deal Alert	7,276	6,439	13%	22,479	17,303	30%
Total Events	$1,503	$1,941	-23%	$3,713	$4,572	-19%

Total Revenues	$25,750	$29,007	-11%	$79,955	$82,422	-3%

We sell customized marketing programs to IT vendors targeting a specific audience within a particular IT sector or sub-sector. We maintain multiple points of contact with our customers to provide support throughout their organizations and their customers’ IT sales cycles. As a result, our customers often run multiple advertising programs with us in order to target their desired audience of IT professionals more effectively. There are multiple factors that can impact our customers’ advertising objectives and spending with us, including but not limited to, IT product launches, increases or decreases to their advertising budgets, the timing of key industry marketing events, responses to competitor activities and efforts to address specific marketing objectives such as creating brand awareness or generating sales leads. Our products and services are generally delivered under short-term contracts that run for the length of a given advertising program, typically less than six months. In the three months ended September 30, 2016, demand generation and brand advertising remained our primary sources of revenue, while data analytics-driven intelligence solutions, driven by growth in our IT Deal Alert products and services, contributed approximately 30% of online revenue as compared with approximately 24% for the same period in 2015.

The majority of our revenues are derived from the delivery of our online offerings. Online revenues represented 94% and 93% of total revenues for the three months ended September 30, 2016 and 2015, respectively, and 95% and 94% of total revenues for the nine months ended September 30, 2016 and 2015, respectively.

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

Custom Content Creation. We will sometimes create white papers, case studies, webcasts or videos to our customers’ specifications through our Custom Content team. These customized content assets are then promoted to our audience within both demand solutions and brand solutions programs.

Events

Events revenues represented 6% and 7% of total revenues for the three months ended September 30, 2016 and 2015, respectively, and 5% and 6% of total revenues for the nine months ended September 30, 2016 and 2015, respectively. We operate a select number of face-to-face events, the majority of which are free to IT professionals and are sponsored by IT vendors. Attendees are pre-screened based on event-specific criteria such as sector-specific budget size, company size, or job title. We offer three types of events: multi-day conferences, single-day seminars and custom events. Multi-day conferences provide independent content provided by our professionals to our attendees and allow vendors to purchase exhibit space and other sponsorship offerings that enable interaction with the attendees. We also hold single-day seminars on various topics in major cities. These seminars provide independent content provided by our professionals on key sub-topics in the sectors we serve, are free to qualified attendees, and offer multiple vendors the ability to interact with specific, targeted audiences actively focused on buying decisions. Our custom events differ from our seminars in that they are exclusively sponsored by a single IT vendor and the content is driven primarily by the sole sponsor.

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

Interest and Other Expense, Net. Interest expense, net consists primarily of interest costs and the related amortization of deferred issuance costs on amounts borrowed under our Term Loan Agreement and amortization of premiums on our investments, less any interest income earned on cash, cash equivalents and short-term and long-term investments. We historically have invested our cash in money market accounts, municipal bonds, government agency bonds and corporate bonds. Other expense, net consists of non-operating gains or losses, primarily related to foreign currency exchange.

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

Demand Solutions. As part of our demand solutions campaign offerings, we may guarantee a minimum number of qualified leads to be delivered over the course of the campaign. We determine the content necessary to achieve performance guarantees. Scheduled end dates of campaigns sometimes need to be extended, pursuant to the terms of the arrangement, to satisfy lead guarantee obligations. We estimate a revenue reserve necessary to adjust revenue recognition for extended campaigns. These estimates are based on our experience in managing and fulfilling these offerings. The customer has cancellation privileges which generally require advance notice by the customer and require proportional payment by the customer for the portion of the campaign period that has been provided. We recognize revenue from duration-based campaigns over the duration of the campaign, which is typically less than six months, and recognize revenue from cost per lead advertising during the period in which leads are delivered to our customers.

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

Long-Lived Assets

Our long-lived assets consist primarily of property and equipment, capitalized software, goodwill and other intangible assets. Goodwill and other intangible assets have arisen principally from our acquisitions. The amount assigned to intangible assets is subjective and based on our estimates of the future benefit of the intangible assets using accepted valuation techniques, such as discounted cash flow and replacement cost models. Our long-lived assets, other than goodwill, are amortized over their estimated useful lives, which we determine based on the consideration of several factors including the period of time the asset is expected to remain in service. Intangible assets are amortized over their estimated useful lives, which range from three to ten years, using methods of amortization that are expected to reflect the estimated pattern of economic use. Consistent with our determination that we have only one reporting segment, we have determined that there is only one reporting unit and test goodwill for impairment at the entity level. We evaluate the carrying value and remaining useful lives of long-lived assets, other than goodwill, whenever indicators of impairment are present. We evaluate the carrying value of goodwill annually using the two step process required by Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other (“ASC 350”). The first step of the impairment test is to identify potential impairment by comparing the reporting unit’s fair value with its net book value (or carrying amount), including goodwill. The fair value is estimated based on a market value approach. If the fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is not performed. Whenever indicators of impairment are present, we would perform the second step and compare the implied fair value of the reporting unit’s goodwill, as defined by ASC 350, to its carrying value to determine the amount of the impairment loss, if any. As of December 31, 2015, the date of our last goodwill impairment review, there were no indications of impairment based on our step one analysis, and our estimated fair value exceeded our carrying value by a significant margin. There was no indication of impairment in our goodwill or intangible assets at September 30, 2016.

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

The allowance for doubtful accounts was $1.9 million at September 30, 2016 and $1.7 million at December 31, 2015.

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

Internal-Use Software and Website Development Costs

We capitalize costs of materials, consultants and compensation and related expenses of employees who devote time to the development of internal-use software and website applications and infrastructure involving developing software to operate our websites. However, we expense as incurred website development costs for new features and functionalities since it is not probable that they will result in additional functionality until they are both developed and tested with confirmation that they are more effective than the current set of features and functionalities on our websites. Our judgment is required in determining the point at which various projects enter the state at which costs may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized, which is generally three years. To the extent that we change the manner in which we develop and test new features and functionalities related to our websites, assess the ongoing value of capitalized assets or determine the estimated useful lives over which the costs are amortized, the amount of website development costs we capitalize and amortize in future periods would be impacted. We review capitalized internal-use software and website development costs for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We would recognize an impairment loss only if the carrying amount of the asset is not recoverable and exceeds its fair value. We capitalized internal-use software and website development costs of $0.7 million for each of the three months ended September 30, 2016 and 2015 and $2.2 million for each of the nine months ended September 30, 2016 and 2015.

Income Taxes

We are subject to income taxes in both the U.S. and foreign jurisdictions, and we use estimates in determining our provision for income taxes. We recognize deferred tax assets and liabilities based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates.

Our deferred tax assets are comprised primarily of book to tax differences on stock-based compensation and timing of deductions for deferred rent, accrued expenses, depreciation and amortization. As of September 30, 2016, we had a California net operating loss (“NOL”) carryforward acquired from Bitpipe of approximately $0.2 million which expires in 2018. We also had foreign NOL carryforwards of $1.4 million, which may be used to offset future taxable income in foreign jurisdictions until they expire, through 2020. The deferred tax assets related to the California and foreign NOL carryforwards have been fully offset by a valuation allowance.

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

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	($ in thousands)
Revenues:
Online	$24,247	94%	$27,066	93%	$76,242	95%	$77,850	94%
Events	1,503	6	1,941	7	3,713	5	4,572	6

Total revenues	25,750	100	29,007	100	79,955	100	82,422	100
Cost of revenues:
Online	6,889	27	6,802	23	20,360	25	20,050	25
Events	723	3	710	3	2,049	3	2,042	2

Total cost of revenues	7,612	30	7,512	26	22,409	28	22,092	27

Gross profit	18,138	70	21,495	74	57,546	72	60,330	73
Operating expenses:
Selling and marketing	11,243	44	11,526	40	33,331	42	32,825	40
Product development	2,074	8	1,915	7	6,027	8	5,723	7
General and administrative	3,138	12	3,265	11	9,392	12	9,876	12
Depreciation	951	4	999	3	2,987	4	3,023	4
Amortization of intangible assets	183	1	337	1	718	1	1,054	1

Total operating expenses	17,589	68	18,042	62	52,455	66	52,501	64

Operating income	549	2	3,453	12	5,091	6	7,829	9
Interest and other expense, net	(471)	(2)	(209)	(1)	(1,037)	(1)	(122)	*

Income before provision for income taxes	78	*	3,244	11	4,054	5	7,707	9
Provision for income taxes	100	*	1,203	4	1,725	2	2,490	3

Net (loss) income	$(22)	* %	$2,041	7%	$2,329	3%	$5,217	6%

*	Not meaningful

Comparison of Three Months Ended September 30, 2016 and 2015

Revenues

	Three Months Ended September 30,
	2016	2015	Increase (Decrease)	Percent Change
	($ in thousands)
Revenues:
Online	$24,247	$27,066	$(2,819)	(10)%
Events	1,503	1,941	(438)	(23)

Total revenues	$25,750	$29,007	$(3,257)	(11)%

Online. The decrease in online was primarily attributable to a decrease of $3.6 million in online revenues due to reduced revenue from demand and branding solutions offerings, offset by an increase of $0.8 million in IT Deal Alert offerings. The decrease in online revenue as discussed above in our Executive Summary was driven by a decrease in revenue generated from four of our large customers.

Events. The decrease in events revenues was primarily due to a decrease in the number of custom events and seminars that we conducted as compared to the same period in the prior year.

Cost of Revenues and Gross Profit

	Three Months Ended September 30,
	2016	2015	Increase (Decrease)	Percent Change
	($ in thousands)
Cost of revenues:
Online	$6,889	$6,802	$87	1%
Events	723	710	13	2

Total cost of revenues	$7,612	$7,512	$100	1%

Gross profit	$18,138	$21,495	$(3,357)	(16)%

Gross profit percentage	70%	74%

Cost of Online Revenues. The increase in cost of online revenues was primarily attributable to the slightly higher relative costs associated with servicing our new product offerings along with the increased percentage of revenue for these new product offerings, partially offset by a decrease in our labor-related costs.

Cost of Events Revenues. Cost of events revenues was flat when compared to the same period in the prior year.

Gross Profit. Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. Gross profit percentage was 70% in the third quarter of 2016 and 74% in the third quarter of 2015. Total gross profit declined by $3.4 million during the three months ended September 30, 2016, of which online gross profit decreased by $2.9 million, primarily attributable to the decrease in online revenues related to new products, as compared to the same period a year ago. Events gross profit decreased by $0.5 million, primarily as a result of the lower events revenues as compared to the same period in the prior year. Because the majority of our costs are labor-related, we expect our gross profit to fluctuate from period to period depending on the total revenues for the period, as well as the relative contribution of online and events revenues to our total revenues and product mix.

Operating Expenses and Other

	Three Months Ended September 30,
	2016	2015	Increase (Decrease)	Percent Change
	($ in thousands)
Operating expenses:
Selling and marketing	$11,243	$11,526	$(283)	(2)%
Product development	2,074	1,915	159	8
General and administrative	3,138	3,265	(127)	(4)
Depreciation	951	999	(48)	(5)
Amortization of intangible assets	183	337	(154)	(46)

Total operating expenses	$17,589	$18,042	$(453)	(3)%

Interest and other expense, net	$(471)	$(209)	$(262)	(125)%

Provision for income taxes	$100	$1,203	$(1,103)	(92)%

Selling and Marketing. Selling and marketing expenses decreased slightly for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 primarily due to decreased variable compensation-related expenses.

Product Development. The increase in product development expense was primarily caused by an increase in labor-related costs when compared to the same period in the prior year.

General and Administrative. The decrease in general and administrative expense for the three months ended September 30, 2016 was primarily caused by decreases in corporate taxes, stock-based compensation and other incentive compensation related to our results, and the amortization of the purchase price adjustment from contingent consideration related to LeMagIT.

Depreciation and Amortization of Intangible Assets. Depreciation expense was flat year over year. The decrease in amortization of intangible assets expense was attributable to certain intangible assets becoming fully amortized during 2015 and the first nine months of 2016.

Interest and Other Expense, Net. Interest and other expense, net during the three months ended September 30, 2016 was comprised of $0.4 million of interest expense, $0.1 million of other expense and an insignificant amount of interest income. During three months ended September 30, 2015, interest and other expense, net was comprised of $0.2 million of other income and an insignificant amount of interest income. The increase of $0.3 million in interest and other expenses, net is primarily due to an increase of $0.4 million in interest expense associated with our term loan that we entered into during the second quarter of 2016, partially offset by a decrease of $0.1 million in other expense due to a decrease in foreign currency-related charges. The decrease in foreign currency-related charges is due to changes in exchange rates in countries where we record accounts receivable and accounts payable in the normal course of business.

Provision for Income Taxes. Our effective income tax rate before discrete items was 42.0% and 39.6% for the three months ended September 30, 2016 and 2015, respectively. The higher rate in 2016 as compared to 2015 was primarily due to the impact of non-deductible expenses and stock-based compensation. We recognized income tax benefits for discrete items of $0.2 million and $0.1 million during the three months ended September 30, 2016 and 2015, respectively. Additionally, we recognized other discrete expense adjustments of approximately $0.1 million related to foreign taxes during the nine months ended September 30, 2016. The effective income tax rate is based upon the estimated annual effective tax rate in compliance with ASC 740 and other related guidance. We update the estimate of our annual effective tax rate at the end of each quarterly period. Our estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and our interpretations of tax laws.

Comparison of Nine Months Ended September 30, 2016 and 2015

Revenues

	Nine Months Ended September 30,
	2016	2015	Increase (Decrease)	Percent Change
	($ in thousands)
Revenues:
Online	$76,242	$77,850	$(1,608)	(2)%
Events	3,713	4,572	(859)	(19)

Total revenues	$79,955	$82,422	$(2,467)	(3)%

Online. Online revenues for the first nine months of the year decreased $1.6 million as compared to the same period in the prior year. This reduction was driven by a $6.8 million reduction in demand and branding solutions offerings, offset by a $5.2 million increase in IT Deal Alert offerings. The decrease in online revenue as discussed above in our Executive Summary was driven by a decrease in revenue generated from four of our large customers.

Events. The decrease in events revenues was primarily due to a decrease in the number of seminars that we conducted as compared to the same period in the prior year.

Cost of Revenues and Gross Profit

	Nine Months Ended September 30,
	2016	2015	Increase (Decrease)	Percent Change
	($ in thousands)
Cost of revenues:
Online	$20,360	$20,050	$310	2%
Events	2,049	2,042	7	—

Total cost of revenues	$22,409	$22,092	$317	1%

Gross profit	$57,546	$60,330	$(2,784)	(5)%

Gross profit percentage	72%	73%

Cost of Online Revenues. The increase in cost of online revenues was primarily attributable to the higher relative costs associated with servicing our new product offerings along with the increased percentage of revenue for these new product offerings, partially offset by a decrease in our labor-related costs.

Cost of Events Revenues. Cost of events revenues was flat year over year.

Gross Profit. Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. Gross profit percentage was 72% and 73% for the nine months ended September 30, 2016 and 2015, respectively. Online gross profit decreased by $1.9 million, primarily attributable to the decrease in online revenues, as compared to the same period a year ago. Events gross profit decreased by $0.9 million, primarily as a result of the lower events revenues as compared to the same period in the prior year. Because the majority of our costs are labor-related, we expect our gross profit to fluctuate from period to period depending on the total revenues for the period, as well as the relative contribution of online and events revenues to our total revenues and product mix.

Operating Expenses and Other

	Nine Months Ended September 30,
	2016	2015	Increase (Decrease)	Percent Change
	($ in thousands)
Operating expenses:
Selling and marketing	$33,331	$32,825	$506	2%
Product development	6,027	5,723	304	5
General and administrative	9,392	9,876	(484)	(5)
Depreciation	2,987	3,023	(36)	(1)
Amortization of intangible assets	718	1,054	(336)	(32)

Total operating expenses	$52,455	$52,501	$(46)	—

Interest and other expense, net	$(1,037)	$(122)	$(915)	(750)%

Provision for income taxes	$1,725	$2,490	$(765)	(31)%

Selling and Marketing. Selling and marketing expenses increased for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 primarily due to increased investment in product innovation, increased costs due to international expansion, variable compensation-related expenses and stock-based compensation.

Product Development. The increase in product development expense was primarily caused by an increase in labor-related costs including stock-based compensation expense when compared to the same period in the prior year.

General and Administrative. The decrease in general and administrative expense for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 was primarily caused by decreases in stock-based compensation, corporate taxes and the amortization of a purchase price adjustment from contingent consideration related to LeMagIT.

Depreciation and Amortization of Intangible Assets. Depreciation expense was relatively flat year over year. The decrease in amortization of intangible assets expense was primarily attributable to certain intangible assets becoming fully amortized during 2015 and the first nine months of 2016.

Interest and Other Expense, Net. Interest and other expense, net during the nine months ended September 30, 2016 was comprised of $0.6 million of interest expense, $0.5 million of other expense and an insignificant amount of interest income. During the nine months ended September 30, 2015, interest and other expense, net was comprised of $0.2 million of other expense and an insignificant amount of interest income. The increase of $0.9 million in interest and other expense, net is primarily due to an increase of $0.6 million in interest expense associated with the term loan that we entered into during the second quarter of 2016 as well as an increase in other expense of $0.3 million due to an increase in foreign currency-related charges. The increase in foreign currency-related charges is due to changes in exchange rates in countries where we record accounts receivable and accounts payable in the normal course of business.

Provision for Income Taxes. Our effective income tax rate before discrete items was 42.0% and 40.4% for the nine months ended September 30, 2016 and 2015, respectively. The higher rate in 2016 as compared to 2015 was primarily due to the impact of non-deductible expenses and stock-based compensation. We recognized income tax benefits for discrete items of $0.2 million and $0.5 million during the nine months ended September 30, 2016 and 2015, respectively. Additionally, we recognized other discrete expense adjustments of approximately $0.2 million related to foreign taxes during the nine months ended September 30, 2016. The effective income tax rate is based upon the estimated annual effective tax rate in compliance with ASC 740 and other related guidance. We update the estimate of our annual effective tax rate at the end of each quarterly period. Our estimate takes into account estimations of annual pre-tax income, the geographic mix of pre-tax income and our interpretations of tax laws.

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

Liquidity and Capital Resources

Resources

At September 30, 2016, our cash, cash equivalents and investments totaled $48.1 million, a $0.3 million decrease over the prior quarter. We believe that our existing cash, cash equivalents, and investments as well as our cash flows from operating activities will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion internationally, future acquisitions we might undertake, and the expansion into complementary businesses. To the extent that our cash and cash equivalents, investments and cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more additional acquisitions of businesses.

	September 30, 2016	December 31, 2015
	(in thousands)
Cash, cash equivalents and investments	$48,125	$34,691

Accounts receivable, net	$25,813	$26,549

Cash, Cash Equivalents and Investments

Our cash, cash equivalents and investments at September 30, 2016 were held to support our operating and financing needs and were invested primarily in money market accounts, municipal bonds and government agency bonds and, to a lesser extent, corporate bonds. We do not enter into investments for trading or speculative purposes.

Accounts Receivable, Net

Our accounts receivable balance fluctuates from period to period, which affects our cash flows from operating activities. The fluctuations vary depending on the timing of our service delivery and billing activity, cash collections, and changes to our allowance for doubtful accounts. We use days sales outstanding (“DSO”) as a measurement of the quality and status of our receivables. We define DSO as net accounts receivable at quarter end divided by total revenues for the applicable period, multiplied by the number of days in the applicable period. DSO was 92 days for the three months ended September 30, 2016 and 83 days at December 31, 2015. The increase in DSO was primarily due to the timing of payments from customers. We typically see an increase in DSO from December 31 to September 30 due to the reduction of revenue and historically strong collections in the fourth quarter.

Cash Flows

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$13,727	$2,500

Net cash used in investing activities	$(2,045)	$(2,296)

Net cash provided by financing activities	$3,323	$(4,573)

Operating Activities

Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including; depreciation and amortization, the provision for bad debt, stock-based compensation, deferred income taxes, and the effect of changes in working capital and other activities. Cash provided by operating activities for the nine months ended September 30, 2016 was $13.7 million, compared to $2.5 million for the nine months ended September 30, 2015.

The increase in cash provided by operating activities was primarily a result of changes in operating assets and liabilities of $1.6 million compared to $(10.4) million in the first nine months of 2016 and 2015, respectively. The impact from changes in operating assets and liabilities was accompanied by an increase in adjustments to reconcile net income for non-cash items to $9.8 million in the first nine months of 2016 from $7.7 million in the first nine months of 2015. Significant components of the changes in assets and liabilities in the first nine months of 2016 included a $1.3 million increase in deferred revenue; an increase in income taxes payable of $1.1 million; and a decrease in accounts receivable of $0.5 million. These changes were offset in part by a decrease in accrued expenses of $0.8 million; an increase in prepaids and other current assets of $0.4 million; and a decrease in accrued compensation of $0.1 million. Additionally, tax benefits relating to excess stock-based compensation deductions are presented as financing cash flows. Cash flows from tax benefits related to stock-based compensation deductions were $0.4 million and $(2.0) million in the first nine months of 2016 and 2015, respectively.

Investing Activities

Cash used in investing activities in the nine months ended September 30, 2016 was $2.0 million; $3.4 million relates to the purchase of property and equipment, made up primarily of website development costs, computer equipment and related software and internal-use development costs, offset in part by $1.4 million related to the conversion of long-term investments into cash equivalents. Cash used in investing activities in the nine months ended September 30, 2015 was $2.3 million; $2.7 million relates to the purchase of property and equipment, made up primarily of website development costs, computer equipment and related software and internal-use development costs, offset in part by $0.4 million related to the conversion of long-term investments into cash equivalents.

Capital Expenditures. We have made capital expenditures primarily for computer equipment and related software needed to host our websites, internal-use software development costs, as well as for leasehold improvements and other general purposes to support our growth. Our capital expenditures totaled $3.4 million and $2.7 million for the nine month periods ended September 30, 2016 and 2015, respectively. A majority of our capital expenditures in the first nine months of 2016 were internal-use development costs and, to a lesser extent, office equipment and leasehold improvements related to our new office space as well as computer equipment and related software. We are not currently party to any purchase contracts related to future capital expenditures.

Financing Activities

In the nine months ended September 30, 2016, we received $50.0 million in proceeds related to a term loan entered into during the second quarter. We used $40.8 million of these proceeds, including $0.2 million in related fees, to purchase shares through a tender offer that commenced in May. During the first nine months of the year, we also used $4.4 million for tax withholdings related to net share settlements, $4.3 million for the repurchase of shares under our stock repurchase program, $0.5 million for an earnout payment and $0.4 million in debt issuance costs. We received proceeds from the exercise of stock options in the amount of $4.0 million in the first nine months of 2016, as compared to $2.6 million in the nine months ended September 30, 2015. Additionally, cash flow from tax benefits related to stock-based compensation deductions was $0.4 million in the first nine months of 2016. In the nine months ended September 30, 2015, tax benefits related to stock-based compensation deductions amounted to $2.0 million, which were offset by $9.1 million used for the repurchase of shares under our stock repurchase program during that period.

Common Stock Repurchase Programs. In June 2016, we announced that our Board had authorized a $20 million stock repurchase program (the “June 2016 Repurchase Program”), whereby we are authorized to repurchase our common stock from time to time on the open market or in privately negotiated transactions at prices and in the manner that may be determined by our Board. During the three and nine months ended September 30, 2016, we repurchased 490,770 and 538,867 shares of common stock, respectively, for an aggregate purchase price of $3.9 million and $4.3 million, respectively, pursuant to the June 2016 Repurchase Program.

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

In August 2014, we announced that our Board had authorized a $20 million stock repurchase program (the “2014 Repurchase Program”), whereby we were authorized to repurchase our common stock from time to time on the open market or in privately negotiated transactions. In May 2015, our Board amended the program to authorize an additional $10 million to be used for such purchases. During the nine months ended September 30, 2015, we repurchased 998,767 shares of common stock for $9.1 million pursuant to the 2014 Repurchase Program. During the year ended December 31, 2015, we repurchased 1,671,687 shares of common stock for an aggregate purchase price of $15 million pursuant to the 2014 Repurchase Program. The 2014 Repurchase Program expired on December 31, 2015.

Repurchased shares are recorded under the cost method and are reflected as treasury stock in the accompanying Consolidated Balance Sheets. All repurchased shares were funded with cash on hand as well as proceeds from a term loan entered into in the second quarter (see Note 8 to our Consolidated Financial Statements).

Tender Offer. On May 10, 2016, we commenced a tender offer to purchase up to 8.0 million shares of our common stock at a price of $7.75 per share.

The tender offer expired on June 8, 2016. In accordance with applicable SEC regulations and the terms of the tender offer, we accepted for purchase 5,237,843 shares of our common stock for a total cost of $40.8 million, which includes approximately $0.2 million in costs directly attributable to the purchase.

Term Loan and Credit Agreement Borrowings. On May 9, 2016, we entered into a Senior Secured Credit Facilities Credit Agreement for a term loan (the “Term Loan Agreement”). Under the Term Loan Agreement, we borrowed $50 million in aggregate principal amount pursuant to a five-year term loan. The borrowings under the Term Loan Agreement are secured by a lien on substantially all of our assets, including a pledge of the stock of certain of our wholly-owned subsidiaries.

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

Borrowings are subject to satisfaction of certain covenants, including leverage and fixed charge coverage ratio covenants. At September 30, 2016, we were in compliance with all covenants under the Term Loan Agreement.

At our option, the Term Loan Agreement bears interest at either an annual rate of 1.50% plus the higher of (a) the Prime Rate in effect on such day and (b) the Federal Funds Effective Rate in effect for such day plus 0.50%, or the London Interbank Offered Rate (“LIBOR”) plus 2.50%. As of September 30, 2016, the applicable rate was 3.01%, representing LIBOR plus the applicable margin of 2.50%. Interest expense under the Term Loan Agreement was $0.4 million and $0.6 million for the three and nine months ended September 30, 2016, respectively, which includes non-cash interest expense of $36,000 related to the amortization of the deferred issuance costs.

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

Foreign Currency Exchange Risk

We currently have subsidiaries in the United Kingdom, Hong Kong, Australia, Singapore, Germany and France. Additionally, we have a wholly foreign-owned enterprise formed under the laws of the People’s Republic of China (“PRC”), and a variable interest entity in Beijing, PRC. Approximately 25% of our revenues for the three months ended September 30, 2016 were derived from customers with billing addresses outside of the United States and our foreign exchange gains/losses were not significant. We currently believe our exposure to foreign currency exchange rate fluctuations, including any impact of Brexit, is financially immaterial and therefore have not entered into foreign currency hedging transactions. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in the future. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Our continued international expansion increases our exposure to exchange rate fluctuations and as a result such fluctuations could have a significant impact on our future results of operations.

Interest Rate Risk

At September 30, 2016, we had cash, cash equivalents and investments totaling $48.1 million. These amounts were invested primarily in money market accounts, municipal bonds and government agency bonds and, to a lesser extent, corporate bonds. The cash, cash equivalents and investments were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

Our exposure to market risk also relates to interest expense on borrowings under a five-year term loan we entered into in May 2016 (the “Term Loan Agreement”). The borrowings under the Term Loan Agreement bear interest at either an annual rate of 1.50% plus the higher of (a) the Prime Rate in effect on such day and (b) the Federal Funds Effective Rate in effect for such day plus 0.50%, or the London Interbank Offered Rate (“LIBOR”) plus 2.50% (see Note 8 to the Consolidated Financial Statements). At September 30, 2016, there was $49.7 million of aggregate principal outstanding under the Term Loan Agreement.

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

In connection with the preparation of the Quarterly Report on Form 10-Q for the period ended September 30, 2016, management, under the supervision of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial

Officer), conducted an evaluation of disclosure controls and procedures as of September 30, 2016. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control, that occurred during the third quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened litigation against us that could have a material adverse effect on our business, operating results or financial condition.

Item 1A. Risk Factors

Our business is subject to a number of risks, including those identified in Part I, Item 1A – “Risk Factors” of our 2015 Annual Report on Form 10-K, and in Part II, Item 1A of our Quarterly Report on form 10-Q for the quarter ended June 30, 2016 (the “Q2 10-Q”), that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of September 30, 2016, there have been no material changes to the risk factors disclosed in our 2015 Annual Report on Form 10-K, and the Q2 10-Q. We may disclose changes to any risk factors presented or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

None.

(b) Use of Proceeds from Registered Securities

None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per Share *	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2016 – July 31, 2016	60,626	$7.97	60,626	$19,134,000
August 1, 2016 – August 31, 2016	385,694	$7.86	385,694	$16,102,000
September 1, 2016 – September 30, 2016	44,450	$8.00	44,450	$15,747,000

Total	490,770	$7.89	490,770	$15,747,000

(1)	In June 2016, the Board of Directors announced the approval of the Repurchase Program, which authorized the Company to purchase up to $20 million of shares of its common stock from time to time on the open market or in privately negotiated transactions.
*	Price excludes commission of approximately $0.02 per share.

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

TECHTARGET, INC. (Registrant)

Date: November 9, 2016	By:	/s/ Michael Cotoia
Michael Cotoia, Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2016	By:	/s/ Janice O’Reilly
Janice O’Reilly, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)

Exhibit Index

Exhibit No.	Description of Exhibit

31.1	Certification of Michael Cotoia, Chief Executive Officer of TechTarget, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, dated November 9, 2016.

31.2	Certification of Janice O’Reilly, Chief Financial Officer and Treasurer of TechTarget, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, dated November 9, 2016.

32.1	Certifications of Michael Cotoia, Chief Executive Officer of TechTarget, Inc. and Janice O’Reilly, Chief Financial Officer and Treasurer of TechTarget, Inc. pursuant to 18 U.S.C. Section 1350, dated November 9, 2016.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and nine months ended September 30, 2016 and September 30, 2015, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and September 30, 2015 and (iv) Notes to Consolidated Financial Statements.