Form 10-K
period 2016-12-31
TechTarget Inc
filed 2017-03-10
CIK 1293282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $124.9 million as of June 30, 2016 (based on a closing price of $8.10 per share as quoted by the Nasdaq Global Market as of such date). In determining the market value of non-affiliate common stock, shares of the registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had 27,422,515 shares of Common Stock, $0.001 par value per share, outstanding as of February 28, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for the 2017 annual meeting of stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2016.

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

Overview

TechTarget, Inc. (“we” or “the Company”) is a Delaware corporation incorporated on September 14, 1999. Through continued innovation around our specialized online content for buyers of enterprise information technology (“IT”), we have become a global leader in purchase intent-driven marketing and sales services that deliver business impact for enterprise technology vendors. Our offerings enable technology vendors to better identify, reach and influence corporate IT decision makers actively researching specific IT purchases. We improve vendors’ ability to impact these audiences for business growth using advanced targeting, analytics and data services complemented with customized marketing programs that integrate demand generation and brand marketing and advertising techniques.

IT professionals have become increasingly specialized, and because each of the websites within our network of over 140 websites focuses on a specific IT sector such as storage, security or networking, IT professionals rely on us for key decision support information tailored to their specific areas of responsibility.

We enable IT professionals to navigate the complex and rapidly-changing IT landscape where purchasing decisions can have significant financial and operational consequences. Our content strategy includes three primary sources which IT professionals use to assist them in their pre-purchase research: independent content provided by our professionals, vendor-generated content provided by our customers and user-generated, or peer-to-peer, content. In addition to utilizing our independent editorial content, registered members appreciate the ability to deepen their pre-purchase research by accessing the extensive vendor supplied content available across our website network. Likewise, these members derive significant additional value from the ability our network provides to seamlessly interact with and contribute to information exchanges in a given field.

We had approximately 18.0 million and 16.9 million registered members—our “audiences”—as of December 31, 2016 and 2015, respectively. While the size of our registered user base does not provide direct insight into our customer numbers or our revenues, the value of our services sold to our customers is a direct result of the breadth and reach of this content footprint. This footprint creates the opportunity for our clients to gain business leverage by targeting our audiences through customized marketing programs. Likewise, the behavior exhibited by these audiences enables us to provide our customers with data products to improve their marketing and sales efforts. The targeted nature of our user base enables IT vendors to reach a specialized audience efficiently because our content is highly segmented and aligned with the IT vendors’ specific products. With it, we have developed a broad customer base, and now deliver marketing and sales services programs to approximately 1,300 customers annually.

Please refer to the section below titled “Our Strategy” regarding expanding longer term and Item 6, Selected Financial Data, for detailed information about our revenues, net income, total assets and other financial results.

Business Trends

Our business is impacted by macro-economic conditions, including IT industry trends, and foreign currency markets. Because most of our customers are IT vendors, the success of our business is intrinsically linked to the health, and subject to the market conditions, of the IT industry. The performance of the United States (“U.S.”) dollar against foreign currencies impacts our results because our largest customers derive a significant amount of revenue from outside the U.S. In years when the U.S. dollar is strong and foreign currencies are relatively weak, our top 12 largest customers’ revenues and marketing budgets are adversely impacted, which impacts our revenues. Conversely, when the U.S. dollar is weak against foreign currencies, revenues attributable to our largest customers can be positively impacted. Our mid-sized customers (comprised of our next largest 100 customers) and smaller customers (typically venture-backed start-ups) generally have less exposure to non-U.S. business. Thus, these customers, while still impacted by general IT industry trends, tend to be less impacted by foreign currency market trends, which generally results in less of an impact on their marketing budgets and, in turn, our revenues.

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

Industry Background

IT professionals’ reliance on online content to research major purchase decisions, and the transition by IT vendors of marketing expenditures from offline to online channels, have been consistent trends that have benefitted us. Going forward, there are some important related trends that we believe our business strategy is well positioned to benefit from:

•	Technology Marketers and Sales Organizations are Increasingly Using Audience Data to Drive Decisions. In the business technology market in particular, companies are increasingly using data to help them determine which prospective accounts should be prioritized for marketing or sales follow-up. We believe we are uniquely positioned to provide data around the purchase intent of specific prospective accounts and potential buyers because of the nature of the content we create and our product focus in these data-driven areas.

•	There is an Increasing Focus on the Ability to Measure and Improve Return on Investment. Our customers are increasingly focused on measuring and improving their return on investment (“ROI”) in marketing and sales. Before the advent of Internet-based marketing, there were limited tools for accurately measuring the results of such activities in a timely fashion. The Internet has enabled IT vendors to track individual users and their responses to marketing. With the appropriate technology, vendors now have the ability to assess and benchmark the efficacy of their online programs cost-effectively and in real-time. We believe our offerings will benefit as our customers look to continue to leverage the insights gained from this measurement, and that the data and related services we are providing will assist them as they look to optimize their marketing programs going forward.

Corporate IT Purchasing

Over the past two decades, corporate IT purchases have grown in size and complexity. The corporate IT market comprises multiple large sectors such as storage, security and networking. Each of these sectors can be further divided into sub-sectors addressing more granular areas of specialization within an enterprise’s IT environment. For example, within the multi-billion dollar storage sector, there are numerous sub-sectors such as storage area networks, storage management software and backup software. Furthermore, the products—and therefore the vendors—in each sub-sector may represent entirely independent markets. For example, the market around backup software for use in Windows® environments can be completely distinct from that addressing Linux® environments.

In view of the complexities, high cost and importance of IT decision-making, corporate IT purchasing decisions are increasingly being researched by teams of functional experts with specialized knowledge in their particular areas, rather than by one central IT professional, such as a Chief Information Officer (“CIO”). For these reasons and more, the corporate IT purchasing process typically requires a lengthy sales cycle. The “sales cycle” is the sequence of stages that a typical customer goes through when deciding to purchase a product or service from a particular vendor. Key stages of a sales cycle typically consist of a customer recognizing or identifying a need; identifying possible solutions and vendors through research and evaluation; and finally, making a decision to purchase the product or service. Through various stages of this sales cycle, IT professionals rely upon multiple inputs from independent experts, peers and IT vendors. Although there is a vast amount of information available, the aggregation and validation of these inputs from various sources can be difficult and time-consuming.

The long sales cycle for corporate IT purchases, as well as customers’ needs for significant information support, requires substantial investment on the part of IT vendors. These realities drive the significant marketing expenditures observable in the corporate IT market. In addition, given the continued acceleration of technological change, at any given time, there are often multiple solution possibilities to any particular IT need. With each new product or product enhancement, IT vendors implement new marketing outreach, and as a result IT professionals are required to continuously engage in research to stay abreast of the latest developments that could benefit their companies.

The Opportunity

Prior to widespread Internet adoption, corporate IT buyers researching purchases relied largely on traditional IT media, consisting of broad print publications and large industry trade shows. Today, corporate IT professionals are demanding specialized online content tailored to the specialized sub-sectors of IT solutions that they must understand. As technology, vendors and IT professionals have all become much more specialized, the Internet has become a preferred purchase research medium, which has dramatically increased research activity, accelerated information consumption and improved professional decision-making.

IT vendors seek high-ROI marketing opportunities that can provide them access to the specific sectors of IT buyers aligned with the solutions they sell. To be more efficient and effective, they need to distinguish these prospective buyers from accounts or individuals who are not yet ready to engage in the buying process. Thus, they look for assistance in identifying the specific accounts and individuals who are actively researching upcoming purchases. To more quickly and successfully position their respective solutions against alternatives being considered, they also seek assistance from marketing service providers to help influence these audiences by utilizing advanced demand-generating content marketing and targeted branding.

Our Solution

IT professionals rely on our content platform for decision support information tailored to their specific purchasing needs. Our specialized content strategy and comprehensive services enable IT vendors to better identify, understand, reach and influence corporate IT professionals who are actively researching purchases in specific IT sectors. Our solution benefits from the following competitive advantages:

•	Large and Growing Community of Registered Members. We had approximately 18.0 million registered members as of December 31, 2016. The targeted nature of our user base enables IT vendors to reach a specialized audience efficiently because our content is highly segmented and aligned with the IT vendors’ specific products and services.

•	Strong Customer Relationships. We have developed a broad customer base. During 2016, we delivered marketing services programs for approximately 1,300 IT vendor customers.

•	Substantial Experience in Online Content Creation and Marketing. We have over 18 years of experience in developing our online information content, with a focus on providing targeted information to IT professionals and a highly refined audience to technology vendors. Our experience enables us to develop relevant new online properties rapidly and to acquire and efficiently integrate select properties to further serve IT professionals. We have also developed an expertise in implementing integrated, targeted marketing campaigns designed to maximize the measurability of, and improvement in, ROI.

•	Proprietary Data on the Research Behavior of our Registered Members and Site Visitors. Through our Activity Intelligence™ analytical product platform, we collect information on millions of interactions that our members and visitors (and the companies, or accounts, that they are associated with) have with the content on our websites and that we send to them via email. Collection and analysis of this information allows us to increase the relevance of our informational offerings to our members and improves our customers’ ROI by allowing us to deliver better prospects to them more efficiently. This analytics platform not only guides everything we do on our own properties, it is also available to our customers in a variety of forms to aid them in directly optimizing their efforts.

•	Significant Brand Recognition among IT Vendors and IT Professionals. Our brand is well-recognized by IT vendors who value our integrated marketing capabilities and comprehensive high-ROI services. At the same time, our sector-specific websites command brand recognition among IT professionals, who rely on these websites because of their specificity and depth of content.

•	Favorable Search Engine Rankings. When users perform targeted searches on search engines such as GoogleTM, TechTarget content routinely appears on the first page returned. This is due in part to our long history of using an exceptionally targeted approach toward online publishing and our network of websites that has produced a large repository of highly valued content. Furthermore, because of our success in attracting inbound traffic from search engines, this, in turn, serves to continuously increase our registered membership as professionals find what they are looking for and therefore rely on us for what they need.

Our solutions increase efficiency and effectiveness for both IT professionals and IT vendors. We facilitate IT professionals’ ability to find specific information related to their purchase decisions, and we enable IT vendors to reach IT buyers who are actively researching specific solutions related to vendors’ products and services. Our solutions benefit IT professionals and IT vendors in the following ways:

Benefits to IT Professionals

•	Provides Access to Integrated, Sector-Specific Content. Our websites provide IT professionals with sector-specific content from the three fundamental sources they value when researching IT purchasing decisions: industry experts, peers and vendors. Our independent staff of editors creates content specific to the sectors we serve and the key sub-sectors within them. This content is integrated with other content generated by our network of third party industry experts, member-generated content and content from IT vendors. The reliability, breadth and depth, and accessibility of our content offerings enable IT professionals to make more informed purchases.

•

Increases Efficiency of Purchasing Decisions. By accessing targeted and specialized information, IT professionals are able to research important purchasing decisions more effectively. Our integrated content offering minimizes the time spent searching for and evaluating content and maximizes the time available for assimilating quality information. To support IT professionals’ information consumption preferences, we provide this specialized, targeted content through a variety of media types matching the critical stages within the purchase decision process.

Benefits to IT Vendors

•	Provides Unique Data about In-Market Prospects. Our Activity Intelligence analytical product platform captures and interprets the content consumption behaviors of our large base of targeted IT professional users as they research technology needs. This allows us to provide IT vendors with powerful behavioral insight to help them more effectively identify and pursue prospective buyers. Vendors who are increasingly making use of data to drive their marketing and sales strategies make use of our offerings as a key input to driving their progress against this objective.

•	Targets Active Buyers Efficiently. Our highly targeted content attracts specific, targeted audiences who are actively researching purchasing decisions. Using our database of registered members and information we collect about their product interests, we are able to accurately target those registered members most likely to be of value to IT vendors, and support vendor-customer’s execution with scalable marketing services programs that help influence these prospective buyers.

•	Generates Measurable Results. Our targeted online content offerings enable us to generate and collect valuable business information about each user and his or her technology preferences. As registered users access content, we are able to build a profile of their technology interests, and their companies’ interests as they evolve over time. Through experience, we have identified patterns that are indicative of purchase intent. We leverage this insight to improve ROI on the programs we execute for our clients by focusing specifically where active demand exists. We provide this intelligence directly to IT vendors for their own use. This helps them drive continuous improvement in their own marketing and sales workflows and outcomes, whether focused specifically on prospects we provide them or on those they have otherwise obtained, which our information enriches and makes more actionable.

•	Maximizes Awareness. As a leading distributor of vendor-provided IT white papers, webcasts, videocasts, virtual events and podcasts, we offer IT vendors the opportunity to educate IT professionals during the research process, prior to any direct interaction with vendor salespeople. By distributing proprietary content and reaching their target audiences via our platform, IT vendors can educate audiences, demonstrate much of their product capabilities and proactively brand themselves as specific product leaders. As a result, an IT professional is more aware of and more knowledgeable about the vendor’s specifications and product and therefore more likely to consider the vendor. Increased consideration of our vendor-customers’ offerings combined with accurate purchase intent insight around those prospects who are actively researching a purchase significantly reduces vendor prospecting costs and time expended on inactive accounts.

Our Strategy

Our goal is to deliver superior performance by continuously enhancing our position as a global leader in purchase intent-driven marketing and sales services that deliver business impact for enterprise technology vendors by strengthening our offerings in our three core capability areas – our specialized content that connects IT professionals with IT vendors in the sectors and sub-sectors that we serve, the purchasing intent insight analytics and data services our content and user traffic enables, and the marketing services we provide to clients to help meet their business growth objectives. In order to achieve this goal, we intend to:

•

Continue to Innovate in the Area of Data-Enabled Marketing Services. We believe our ability to leverage our content and audience to identify in-market prospective buyers is a core competency and a key driver of our future growth. Our IT Deal AlertTM suite of offerings, built on our Activity Intelligence analytic product platform, consists of multiple recently developed products and services that provide IT vendors with data-enabled optimization solutions. We intend to further develop our existing product offerings with new features, and launch additional offerings that extend our capabilities based on our customer’s requirements.

•	Expand Long-term Contractual Relationships with Customers. A number of our newly introduced data-enabled marketing products are being offered to our customers on a subscription basis, on multiple quarter or annual agreements. We intend to expand the number of subscription contracts with our customers, which allows us to work more closely with them in achieving their marketing objectives over an extended period and provide us with stable revenue streams from the continued growth of these products and our successful renewal efforts.

•	Expand into Complementary Sectors. We intend to complement our current offerings and content by continuing to expand our business in order to capitalize on strategic opportunities in existing, adjacent, or new sectors that we believe to be well-suited to our business model and core competencies. Based on our experience, we believe we are able to capitalize rapidly and cost-effectively on new market opportunities.

•	Continue to Expand Our International Presence. We intend to continue to expand our reach into our addressable market by increasing our presence in countries outside the U.S. We have pursued this strategy by launching our own websites directed at users in the United Kingdom, India, Spain, France, China, Australia, and Singapore, or by acquiring specific properties or companies with attractive properties. We previously expanded by acquiring the Computer Weekly and MicroScope online properties in the United Kingdom and E-Magine Médias SAS, which we call LeMagIT, in France. More recently, we launched German and Portuguese language websites as well as websites directed towards users in Latin America. We expect to further penetrate foreign markets by directly launching additional sector-specific websites directed at these foreign locales and at additional international markets and, if deemed appropriate, by making strategic acquisitions and investments in overseas entities. During 2016, approximately 32% of our online revenues were derived from international geo-targeted programs, where our target audience is outside North America. We believe that our integrated product offering across regions continues to resonate with international marketers and is contributing to our successful results. We plan on continuing to invest in these capabilities as we seek opportunities to increase our global reach.

•	Selectively Acquire or Partner with Complementary Businesses. We have used acquisitions in the past as a means of expanding our content and product and service offerings, web traffic and registered members. Our acquisitions to date can be classified into three categories: content-rich blogs or other individually published sites, typically generating less than one million dollars in annual revenues; early stage revenue sites, typically generating between $1 million and $5 million dollars in annual revenues; and later stage revenue sites, typically generating greater than $5 million in annual revenues. We intend to continue to pursue selected acquisition or partnership opportunities in our core markets and in adjacent markets for products with similar characteristics.

Platform and Content

Our integrated content platform consists of a network of specialized websites that serve the needs of IT professionals who are making corporate purchase decisions. At critical stages of the purchase decision process, these content offerings through different channels meet IT professionals’ needs for expert, peer and IT vendor information and provide a platform on which IT vendors can launch targeted marketing campaigns that generate measurable, high ROI.

The table below provides a representation of the key market opportunities we address for our vendor customers:

Audience: Market Segment Sites

AppDev

SearchCloudApplications

SearchMicroservices

SearchSoftwareQuality

SearchWinDevelopment

Ajaxian

ebizQ.net

TheServerSide

SearchSOA China

SearchDevelop Japan

BizApps & BI

SearchBusinessAnalytics

SearchCloudApplications

SearchContentManagement

SearchCRM

SearchDataManagement

SearchDomino

SearchExchange

SearchFinancialApplications

SearchManufacturingERP

SearchOracle

SearchSalesforce

SearchSAP

SearchSQLServer

BeyeNetwork

ComputerWeekly Business

Analytics

LeMagIT Applications

LeMagIT Data Management

SearchDataCenter en Español

Business Applications

SearchDatabase China

SearchBI China

SearchEnterpriseSoftware

Germany

SearchApplication Japan

SearchBusiness Japan

SearchCRM Japan

SearchSaaS Japan

CIO

Strategies

SearchCIO

IoT Agenda

ComputerWeekly

SearchCIO China

SearchSMB China

SearchSMB Japan

Cloud

SearchAWS

SearchCloudApplications

SearchCloudComputing

SearchCloudProvider

SearchCloudSecurity

SearchCloudStorage

LeMagIT Cloud Computing

StrategiesCloud.fr

SearchCloudComputing China

Data Center

Search400

SearchConvergedInfrastructure

SearchDataCenter

SearchEnterpriseDesktop

SearchEnterpriseLinux

SearchITChannel Systems

SearchWindowsServer

ComputerWeekly DataCentre

LeMagIT Data Center

SearchDataCenter China

SearchSV China

SearchDataCenter.de

SearchDataCenter en Español

Data Center

SearchDataCenter Italy

SearchDataCenter Japan

SearchOperation Japan

SearchITOperations

DR

SearchCompliance

SearchContentManagement

SearchDataBackup

SearchDisasterRecovery

End User

Computing

SearchEnterpriseDesktop

SearchVirtualDesktop

BrianMadden

SearchVirtual China

Health IT

SearchHealthIT

SearchHealthIT Japan

Health IT Exchange

Continued

Networking

SearchEnterpriseWAN

SearchITChannel Networking

SearchMobileComputing

SearchNetworking

SearchSDN

SearchTelecom

SearchUnifiedCommunications

ComputerWeekly Networking

LeMagIT Networking

SearchNetworking China

SearchDataCenter en Español

Networking

SearchNetworking Germany

SearchNetwork Japan

SearchUnifiedCom Japan

Security

SearchCloudSecurity

SearchFinancialSecurity

SearchITChannel Security

SearchMidmarketSecurity

SearchSecurity

ComputerWeekly Security

LeMagIT Security

SearchSecurity China

SearchSecurity Germany

SearchDataCenter en Español

Security

SearchSecurity Italy

SearchSecurity Japan

Storage

Architecture

SearchCloudStorage

SearchConvergedInfrastructure

SearchDataBackup

SearchITChannel Storage

SearchSMBStorage

SearchSolidStateStorage

SearchStorage

SearchVirtualStorage

ComputerWeekly Storage

LeMagIT Storage

SearchDataCenter en Español

Storage

SearchStorage Germany

SearchStorage China

Virtualization

SearchServerVirtualization

SearchVirtualDesktop

SearchVirtualStorage

SearchVMware

BrianMadden

LeMagIT Server Virtualization

LeMagIT Virtual Desktop

SearchVirtualization Japan

Media Groups

Based upon the logical clustering of our users’ respective job responsibilities and the marketing focus of the products being promoted by our customers, we currently categorize our content offerings to address the key market opportunities and audience extensions across a portfolio of distinct media groups. Each of these media groups services a wide range of IT vendor sectors and sub-sectors and is driven by the key areas of IT professionals’ interests described below:

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

•	Storage. The storage sector consists of the market for disk storage systems and tape hardware and software that store and manage data. Growth is fueled by trends inherent in the industry, such as the ongoing need to maintain and supplement data stores, and by external factors, such as expanded compliance regulations and increased focus on disaster recovery solutions. Recent trends reflect an increased emphasis on solid state storage and cloud storage. At the same time, established storage sub-sectors, such as backup and Storage Area Networks (“SAN“s) have been invigorated by new technologies such as disk-based backup, continuous data protection, data deduplication and storage virtualization. Our online properties in this sector, which include SearchStorage.com, SearchDataBackup.com, SearchSMBStorage.com, SearchDisasterRecovery.com, SearchVirtualStorage.com, SearchCloudStorage.com, and SearchSolidStateStorage.com, address IT professionals seeking solutions in key sub-sectors such as fibre channel SANs, solid state storage, virtualization IP & iSCSI SANs, Network Attached Storage (“NAS”), backup hardware and software, and storage management software.

•	Data Center and Virtualization Technologies. Data centers house the systems and components, such as servers, storage devices, routers and switches, utilized in large-scale, mission-critical computing environments. A variety of trends and new technologies have reinvigorated the data center as a priority among IT professionals. Technologies, such as blade servers, server virtualization, converged infrastructure and cloud computing, have driven renewed investment in data center-class computing solutions. Server consolidation is a focus, driven by the decline in large-scale computing prices relative to distributed computing models. These trends have put pressure on existing data center infrastructure and are driving demand for solutions that address this. For example, the deployment of high-density servers has led to increased heat output and energy consumption in data centers. Power and cooling have thus become a significant cost in IT budgets, making data center energy efficiency a priority. Our key online properties in this sector provide targeted information on the IT vendors, technologies and solutions that serve these sub-sectors. Our properties in this sector include SearchDataCenter.com, covering disaster recovery, power and cooling, mainframe and UNIX® servers, systems management, and server consolidation; SearchEnterpriseLinux.com, focused on Linux migration and infrastructures; Search400.com, covering mid-range computing and SearchCloudComputing.com and SearchAWS.com which cover private, public and hybrid cloud infrastructure. SearchServerVirtualization.com covers the decision points and alternatives for implementing server virtualization, while SearchVMware.com focuses on managing and building out virtual environments on the most widely-installed server virtualization platform. SearchConvergedIT.com covers converged and hyper-converged infrastructure solutions. SearchITOperations covers DevOps, the impact of Agile Development, containers, microservices and event-driven computing upon IT operations, as well as the deployment of hybrid cloud architectures and multi-cloud management.

We also cover servers, application and desktop solutions deployed in distributed computing environments. The dominant platform, Windows, no longer represents an offering of discrete operating systems but rather a diverse computing environment with its own areas of specialization around IT. As Windows servers have become more stable and scalable, they have taken share in data centers and currently represent one of the largest server sub-sectors. Given the breadth of the Windows market, we have segmented our Windows-focused media based on IT professionals’ infrastructure responsibilities and purchasing focus. Our online properties in this sector include SearchWindowsServer.com, covering servers, storage, and systems management; SearchDomino.com and SearchExchange.com, each targeted toward senior management for distributed computing environments. This network of sites provides resources and advice to IT professionals pursuing solutions related to such topics as Windows backup and storage, server consolidation, and upgrade planning. SearchEnterpriseDesktop.com focuses on the deployment and management of end-user computing environments. SearchMobileComputing.com covers the IT management issues surrounding the increasing deployment of personal technologies such as tablets and smartphones in the workplace. Combined with our two properties that focus on server virtualization, SearchVirtualDesktop.com and BrianMadden.com, each focusing on desktop virtualization, gives us a comprehensive offering addressing the fast-growing area of virtualization technologies.

•	CIO/IT Strategy. Our CIO/IT Strategy media group provides content targeted at CIOs, and senior IT executives, enabling them to make informed IT purchases throughout the critical stages of the purchase decision process. CIOs’ areas of interest generally align with the major sectors of the IT market; however, CIOs increasingly are focused on the alignment between IT and their businesses’ operations. Data center consolidation, compliance, ITIL/IT service management, disaster recovery/business continuity, risk management and outsourcing as well as including Software as a Service (“SaaS”) and cloud computing have all drawn the attention of IT executives who need to understand the operational and strategic implications of these issues and technologies on their businesses. Accordingly, our targeted information resources for senior IT executives focus on ROI, implementation strategies, best practices and comparative assessment of vendor solutions related to these initiatives. Our online properties in this sector include SearchCIO.com, which provides CIOs in large enterprises with strategic information focused on critical purchasing decisions; and SearchCompliance.com, which provides advice on IT-focused regulations and standards to IT and business executives and other senior IT managers. The CIO/IT Strategy media group also includes online resources and events targeted to IT decision makers in prominent vertical industries. SearchHealthIT.com provides strategic IT purchasing information and advice to senior IT and clinical professionals in hospitals, medical centers, university health centers and other care delivery organizations, as well as organizations in the life sciences sector. InternetofThingsAgenda.com covers the implications of the emergence of the Internet of Things upon IT infrastructure and strategy.

•	Business Applications and Analytics. Our Business Applications and Analytics media group focuses on mission critical software such as enterprise resource planning (“ERP”), databases and business intelligence, content management enterprise resource planning, and customer facing applications such as customer relationship management (“CRM”) software for mid-sized and large companies. Because these applications are critical to the overall success of the businesses that use them, there is a high demand for specialized information by IT and business professionals involved in their purchase, implementation, and ongoing support. Our applications-focused properties in this sector include SearchCRM.com, SearchSalesforce.com, SearchOracle.com, SearchSAP.com, SearchFinancialApplications.com, SearchSQLServer and SearchManufacturingERP.com. These sites are leading online resources that provide this specialized information to support mission critical business applications such as CRM, sales force automation, databases and ERP software. The information produced by these applications is seen as a corporate asset that is essential for gaining competitive advantage through informed, data-driven decisions that can help improve operational efficiency, enable business agility, and improve sales effectiveness and customer service. As a result, business intelligence and analytics have become pervasive as various organizations increasingly rely on mission critical information to optimize their businesses. Our sites BeyeNETWORK.com, SearchBusinessAnalytics.com, SearchDataManagement.com and SearchContentManagement.com, cover the business intelligence, data management, content management and collaboration disciplines associated with such initiatives. SearchCloudApplications.com focuses on cloud-based or SaaS deployments of key business applications.

•	Application Architecture and Development. The application architecture and development sector is comprised of a broad landscape of tools and languages that enable developers, architects and project managers to build, customize and integrate software for their businesses. Our application architecture and development online properties focus on development in enterprise environments, the underlying languages such as .NET, Java and XML as well as related application development tools and integrated development environments (“IDEs”). Several trends have had a profound impact on this sector and are driving growth. The desire for business agility with more flexible and interoperable applications architecture continues to propel interest in microservices. Application integration, application testing and security, as well as AJAX and rich Internet applications are also key areas of continuing focus for vendors and developers. Our online properties in this sector include TheServerSide.com, which hosts independent communities of developers and architects; Ajaxian.com, which serves web developers of rich Internet applications and SearchWinDevelopment.com, which serves Windows developers who use the .Net platform. SearchSoftwareQuality.com offers content focused on application testing and quality assurance while SearchMicroservices.com and eBizQ.net serve Architects, IT Managers and Line of Business Executives who are interested in adapting existing architectures to meet the speed, scale and agility needs of today’s modern applications.

•	Channel. Our Channel sites address the information needs of channel professionals—which we have classified as resellers, value added resellers, solution providers, systems integrators, service providers, managed service providers, and consultants—in the IT market. As IT professionals have become more specialized, IT vendors have actively sought resellers with specific expertise in the vendors’ sub-sectors. Like IT professionals, channel professionals require more focused technical content in order to operate successful businesses in the markets in which they compete. The resulting dynamics in the IT channel are well-suited to our integrated, targeted content strategy. Our online properties in this sector include SearchITChannel.com and SearchCloudProvider.com. In addition to these websites, TechTarget channel media is able to profile channel professionals accessing information on any website within the TechTarget Network. As channel professionals resell, service and support hardware, software and services from vendors in a particular IT sector, the key areas of focus tend to parallel those for the sub-sectors addressed by our IT-focused properties: for storage, backup, storage virtualization and network storage solutions such as fibre channel SANs, NAS and IP SANs; for security, intrusion defense, compliance and identity management; for networking, wireless, network security and VoIP; for systems, consolidation, cloud, converged infrastructure and server virtualization.

•	TechnologyGuide.com. We operate a portfolio of Internet content sites that provide product reviews, price comparisons and user forums for technology products such as laptops, desktops and smartphones. Sites include NotebookReview.com™, Brighthand.com™ (covering smartphones), TabletPCReview.com™, PrinterComparison.com, DesktopReview.com, and TechnologyGuide.com, which covers the personal technology segment as a whole. These sites represent an ideal complement to our enterprise-IT-focused TechTarget sites because IT professionals purchase a large volume of laptops, desktops, smartphones and mobile computing devices. Thus, these sites offer additional, complementary, in-depth content for our IT audience, as well as access for our customers to the broader audiences that visit these sites for information.

Product and Service Offerings

We use our online offerings to provide IT vendors with numerous touch points to identify, reach and influence key IT decision makers. The following is a description of the products and services we offer:

IT Deal Alert. IT Deal Alert is a suite of products and services for IT vendors that leverages the detailed purchase intent data that we collect about end-user IT organizations. Through proprietary scoring methodologies, we use this insight to help our customers identify and prioritize accounts whose content consumption around specific IT topics indicates that they are “in-market” for a particular product or service. We also use the data directly to identify and further profile accounts’ upcoming purchase plans.

•	IT Deal Alert: Qualified Sales Opportunities™. Qualified Sales Opportunities is a product that profiles specific in-progress purchase projects, including information on scope and purchase considerations, in approximately 80 technology-specific segments.

•	IT Deal Alert: Priority Engine™. Priority Engine is a subscription service powered by our Activity Intelligence platform, which integrates with salesforce.com and a leading marketing automation system from Marketo, Inc. The service delivers information that enables marketers and sales personnel to identify and understand accounts and individuals actively researching new technology purchases and then to engage those active prospects within the organizations that are relevant to the purchase. We sell this service in approximately 300 technology-specific segments which our customers use for demand generation, account-based marketing and other marketing and sales activities.

•	IT Deal Alert: Deal Data™. Deal Data is a customized solution aimed at sales intelligence and data scientist functions within our customer organizations. It renders our Activity Intelligence data directly consumable by the customer’s internal applications.

•	IT Deal Alert: TechTarget Research™. TechTarget Research is a product that sources proprietary information about purchase transactions from IT professionals who are making or have recently completed these purchases. The offering provides data on market trends, pricing dynamics and vendor win/loss and displacement trends in the form of quarterly, bi-annual, and annual reports.

Core Online. Our core online offerings enable our customers to reach and influence prospective buyers through content marketing programs designed to generate demand for their solutions, and through display advertising and other brand programs that influence consideration by prospective buyers.

Demand Solutions. Our suite of demand solutions offerings allows IT vendors to maximize ROI by capturing sales leads from the distribution and promotion of content to our audience of IT professionals. All of our demand solutions campaigns offer the Activity Intelligence Dashboard, a tool that gives our customers’ marketers and sales representatives a near real-time view of their prospects, including insights on the research activities of technology buying teams at the individual, team and account levels. Demand solutions offerings may also include an additional service, TechTarget Re-Engage™, which helps both technology marketers and their sales teams to identify highly active prospects, detect emerging projects, retarget interested buying teams, and accelerate engagement with specific accounts.

Our demand solutions offerings may also include the following program components:

•	White Papers. White papers are technical documents created by IT vendors to describe business or technical problems which are addressed by the vendors’ products or services. In a program that includes demand solutions, we post white papers on our relevant websites and our users receive targeted promotions about these content assets. Prior to viewing white papers, our registered members and visitors supply their corporate contact information and agree to receive further information from the vendor. The corporate contact and other qualification information for these leads are supplied to the vendor in near real time through our proprietary lead management software.

•	Webcasts, Podcasts, Videocasts and Virtual Trade Shows. Webcasts, podcasts, videocasts, virtual trade shows and similar content bring informational sessions directly to attendees’ desktops and mobile devices. As is the case with white papers, our users supply their corporate contact and qualification information to the webcast, podcast, videocast or virtual trade show sponsor when they view or download the content. Sponsorship includes access to the registrant information and visibility before, during and after the event.

•

Content Sponsorships. IT vendors, or groups of vendors, pay us to sponsor independent editorially created content vehicles on specific technology topics where the registrant information is then provided to all participating sponsors. In some cases, these vehicles are supported by multiple sponsors in a single segment, with the registrant information provided to all participating sponsors. Because these offerings are editorially driven, our customers get the benefit of association with independently created content as well as access to sales leads that are researching the topic.

Brand Solutions. Our suite of brand solutions offerings provides IT vendors exposure to targeted audiences of IT professionals actively researching information related to their products and services. We leverage our Activity Intelligence product framework to enable significant segmentation and targeting of specific audiences that can be accessed through these programs. Components of brand programs may include:

•	On-Network Branding. These offerings enable our customers to influence prospective buyers through display advertising purchased on the websites we operate. Programs may include specific sites or audience segments across our sites.

•	Off-Network Branding. Our Off-Network offerings allow our customers to influence prospective buyers through display advertising when they are visiting other websites on the Internet. We identify audience segments that can be targeted based on their activity and demonstrated interests against our content and websites, and offer an array of audience extension and retargeting solutions that leverage Activity Intelligence.

•	Microsites and Related Formats. We have a range of solutions that create stand-alone websites for IT vendors, or “embedded” websites that exist within the context of our existing websites, to enable a more immersive experience for IT professionals with the content and brand messaging of the vendor.

Custom Content Creation. We will at times create white papers, case studies, webcasts or videos to our customers’ specifications through our Custom Content team. These customized content assets are then promoted to our audience within both demand solutions and brand solutions programs.

Customers

We market to IT vendors targeting a specific audience within an IT sector or sub-sector. We maintain multiple points of contact with our customers in order to provide support throughout their organization and during critical stages of the sales cycle. As a result, individual customers often run multiple marketing programs with us in order to reach discrete portions of our targeted audience. Our products and services are delivered under both short-term contracts that run for the length of a given marketing program, typically less than six months and via integrated, annual relationships covering various client needs across the year. We have developed a broad customer base and delivered campaigns to approximately 1,300 companies in 2016. During 2016, 2015 and 2014, no single customer represented 10% or more of total revenues.

See Note 13 to our Consolidated Financial Statements for geographic data related to our revenues and long-lived assets.

Sales and Marketing

We have an internal direct sales department that works closely with existing and potential customers to develop customized marketing programs that provide highly targeted access to IT professionals. We organize the sales force by the sector-specific media groups that we operate and have a global accounts team that works with our largest customers. We believe that our sector-specific sales organization and integrated approach to our product and service offerings allows our sales personnel to develop a high level of expertise in the specific sectors they cover and to create effective marketing programs tailored to the customer’s specific objectives. As of December 31, 2016, our sales and marketing staff consisted of approximately 294 people. The majority of our sales staff is located in our Newton, Massachusetts headquarters and our offices in San Francisco, California and London, England.

We pursue a variety of marketing initiatives designed to support our sales activities by building awareness of our brand to IT vendors and positioning ourselves as a “thought leader” in ROI-based marketing. These initiatives include purchasing online and event sponsorships in media vehicles that reach technology marketers, as well as engaging in direct communications with the database of relevant contacts we have built since inception. Examples of our direct communications include selected e-mail updates on new product launches and initiatives. We also produce videocasts, blogs and white papers for technology marketers where we provide information on the latest best practices in the field of online business-to-business (“B2B”) tech marketing.

Through our Analyst Relations, Press and Public Relations activities, we develop and maintain relationships with key analysts, publications and influencers covering B2B marketing and sales topics.

Online User Acquisition

Our primary source of traffic to our websites is through non-paid traffic sources, such as our existing registered member base and organic search engine traffic. Organic search engine traffic is also the primary source of new registered members for our sites. Because our sites focus on specific sectors of the IT market, our content is highly targeted and is an effective means for attracting search engine traffic and from this, growing our membership. We also make user-focused marketing expenditures designed to supplement our non-paid traffic and registered members. We employ a variety of online marketing vehicles such as keyword advertising on the major search engines and targeted list rentals of opt-in e-mail subscribers from a variety of targeted media sources.

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

Competition

The market for IT vendor marketing spend is highly competitive, and in each of the sectors we serve, as well as across the products and services we offer, our primary competitors include media companies that produce content specifically for IT professionals, providers of technology-based point solutions for data analysis and other service providers. Our primary media competitors, each of which possesses substantial resources to compete, are J2 Global, Madison Logic, QuinStreet, International Data Group, and CBS Interactive/CNET. In the online market we generally compete on the basis of target audience, quality and uniqueness of information content, ease of use of our websites for IT professionals, and the quality and quantity of sales leads generated for IT vendors. We also compete for the users who comprise our target audiences primarily with the media companies that produce content specifically for IT professionals such as J2 Global, QuinStreet, International Data Group, and CBS Interactive/CNET. In the data-oriented businesses, we compete with providers of predictive analytics and internet-based analysis including companies like 6sense,Infer, Bombora and TheBigWillow. In general marketing services, we compete with list and lead providers of various types including companies like DiscoverOrg. As we continue to expand internationally, we expect to compete with many of the competitors mentioned above, as well as with established media companies based in particular countries or geographical regions.

User Privacy

We gather in-depth business information about our registered members who consent to provide us such information through one or more of the online registration forms displayed on our websites. We also gather information about users of certain content on our websites by tracking their content consumption or the content consumption of the companies they work for. We post our privacy policy on our websites so that our users can access and understand the terms and conditions applicable to the collection and use of their information. Our privacy policy discloses the types of information we gather, how we use it, and how a user can correct or change this information, including how a user can unsubscribe to our communications and those of our partners. Our privacy policy also explains the circumstances under which we share a user’s information and with whom. Users who register for our websites have the option of indicating specific areas of interest in which they are willing to receive offers via e-mail or postal mail; these offers contain content created either by us or our third-party IT vendor customers. To protect our obligations to our users, we impose constraints that are consistent with our privacy policy on the customers to whom we provide user data. Additionally, when we provide lists to third parties, including to our customers, it is under contractual terms that are generally consistent with our obligations to users set forth in our privacy policy, as well as in compliance with applicable laws and regulations.

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

Privacy. In addition, the European Union (“EU”) and its member states and Canada have regulations dealing with the collection and use of personal information obtained from their citizens, some of which we may be subject to as a result of the expansion of our business internationally. Regulations in these countries have focused on the collection, use, disclosure and security of information that may be used to identify or that actually identifies an individual, such as an e-mail address or a name. Further, within the EU, certain member state data protection authorities regard IP addresses as personal information, and legislation adopted recently in the EU requires informed consent for the placement of a cookie on a user device.

We believe that we are operating our business in compliance with the regulations that apply to us. However, such laws may be modified or subject to interpretation by governmental agencies or the courts, or, new laws may be enacted in the future, all of which could impact our business and results of operations.

Intellectual Property

We regard our copyrights, domain names, trademarks, trade secrets and similar intellectual property as important to our success, and we rely upon copyright, trademark and trade secrets laws, as well as confidentiality agreements with our employees and others, and protective contractual provisions, to protect the proprietary technologies and content that we have developed. We pursue the registration of our material trademarks in the U.S. and elsewhere. Currently, our TechTarget trademark and logo, as well as certain other marks and logos, are registered in the U.S. with the U.S. Patent and Trademark Office and in select foreign jurisdictions and we have applied for U.S. and foreign registrations for various other marks. In addition, we have registered over 1,600 domain names that are, or may be, relevant to our business, including “www.techtarget.com,” “www.knowledgestorm.com,” “www.bitpipe.com,” “www.technologyguide.com” and those leveraging the “search” prefix used in the branding of many of our websites. We also incorporate a number of third-party software products into our technology platform pursuant to relevant licenses. We use third-party software to maintain and enhance, among other things, the content generation and delivery, and support our technology infrastructure. We are not substantially dependent upon these third-party software licenses, and we believe the licensed software is generally replaceable, by either licensing or purchasing similar software from another vendor or building the software functions ourselves.

Employees

As of December 31, 2016, we had 659 employees. Other than a small number of employees in the United Kingdom and France, none of our current employees are represented by a labor union or are the subject of a collective bargaining agreement.

Seasonality

The timing of our revenues is affected by seasonal factors. Our revenues are seasonal primarily as a result of the annual budget approval process of many of our customers, the normal timing at which our customers introduce new products, and the historical decrease in marketing activity in summer months. The timing of revenues in relation to our expenses, much of which do not vary directly with revenues, has an impact on the cost of online revenues, selling and marketing, product development and general and administrative expenses as a percentage of revenues in each calendar quarter during the year.

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

The primary source of our revenues is the sale of advertising campaigns to our customers. Our advertising revenues accounted for substantially all of our total revenues for the twelve months ended December 31, 2016. We believe that advertising spending on the Internet, as in traditional media, fluctuates significantly as a result of a variety of factors, many of which are outside of our control. These factors include:

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

Because all of our clients are in the IT industry, the success of our business is closely linked to the health, and subject to market conditions, of the IT industry. The IT industry is characterized by, among other things, volatile quarterly results, uneven sales patterns, short product life cycles, rapid technological developments and frequent new product introductions and enhancements. As a result, our customers’ advertising budgets, which are often viewed as discretionary expenditures, may increase or decrease significantly over a short period of time. Many of our customers have reassessed and will, for the foreseeable future, be likely to continue to scrutinize their spending on advertising campaigns. Prior market downturns in the IT industry have resulted in declines in advertising spending, which can cause longer sales cycles, deferral or delay of purchases by IT vendors and generally reduced expenditures for advertising and related services. Our revenues and profitability depend on the overall demand for advertising services from our customers. We believe that demand for our offerings has been in the past, and could be in the future, disproportionately affected by fluctuations, disruptions, instability or downturns in the IT industry, which may cause customers and potential customers to exit the industry or delay, cancel or reduce any planned expenditures for our marketing and advertising service offerings. Any slowdown in the formation of new IT companies, or decline in the growth of existing IT companies, may cause a decline in demand for our offerings.

In addition, the advertising budgets of our customers may fluctuate as a result of:

•	weakness in corporate IT spending, resulting in a decline in IT marketing and advertising spending, a continued trend that we have seen and that may continue;

•	increased concentration in the IT industry as a result of consolidations, leading to a decrease in the number of current and prospective customers, as well as an overall reduction in marketing and advertising spend;

•	reduced spending by combined entities following such consolidations; and

•	the timing of marketing and advertising campaigns around new product introductions and initiatives.

Our future growth will depend in large part on continued increased sales of our IT Deal Alert product and service suite.

We sell a suite of products and services called IT Deal Alert, which is based on our Activity Intelligence analytics. The IT Deal Alert suite currently consists primarily of Priority Engine, TechTarget Research, Qualified Sales Opportunities and Deal Data. Our decrease in revenues in the year ended December 31, 2016, compared to the year ended December 31, 2015, was offset in part, by an increase in sales of IT Deal Alert products. We expect that IT Deal Alert, as well as the expansion of our IT Deal Alert product offerings, will be major components of our future growth. The failure of our IT Deal Alert products to meet anticipated sales levels, our inability to continue to expand successfully our IT Deal Alert suite, or the failure of our current or new IT Deal Alert products and services to achieve and then maintain widespread customer acceptance could have a material adverse effect on our business and financial results. In addition, competitors may develop a service or application that is similar to our IT Deal Alert suite, which could also result in reduced sales for those product offerings.

Our revenues are primarily derived from short-term contracts that may not be renewed.

The primary source of our revenues is the sale of marketing and advertising services to our customers, and we expect that this will continue to be the case for the foreseeable future. Our contracts are primarily short-term, typically six months or less, and are generally subject to termination without substantial penalty by the customer at any time, generally with minimal notice requirements. We cannot assure you that our current customers will fulfill their obligations under their existing contracts, continue to participate in our existing programs beyond the terms of their existing contracts or enter into any additional contracts for new programs that we offer. In addition, our efforts to enter into longer term arrangements with customers for our IT Deal Alert products and services may not be successful. If a significant number of customers or a few large customers decided not to continue purchasing marketing and advertising services on our websites, we could experience a rapid decline in our revenues over a relatively short period of time.

If we are unable to deliver content and services that attract and retain a critical mass of users, our ability to attract customers may be affected, which could in turn have an adverse effect on our revenues.

Our success depends on our continued ability to deliver original and compelling content and services to attract and retain users, as well as our ability to garner a critical mass of users of our websites. Our user base is comprised of corporate IT professionals who demand specialized websites tailored to the sectors of the IT products for which they are responsible and that they purchase. Our content and services may not continue to attract and retain a critical mass of users necessary to attract customers and generate revenues consistent with our historical results and expectations of future results. We also may not develop new content or services in a timely or cost-effective manner. Our ability to develop and produce this specialized content successfully is subject to numerous uncertainties, including our ability to:

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

If we are not successful in maintaining and growing our user base through the deployment of targeted and compelling content, our ability to retain and attract customers may be affected, which could in turn have an adverse effect on our revenues.

We depend upon Internet search engines to attract a significant portion of the users who visit our websites, and if we were listed less prominently in search result listings as a result of changes in the search engines’ algorithms or otherwise, our business and operating results would be harmed.

We derive a significant portion of our website traffic from users who search for IT research and editorial content through Internet search engines, such as Google, MSN, Bing and Yahoo!. A critical factor in attracting users to our websites is whether we are prominently displayed in response to an Internet search relating to IT content. Search result listings are determined and displayed in accordance with a set of formulas or algorithms developed by the particular Internet search engine. The algorithms determine the order of the listing of results in response to the user’s Internet search. From time to time, search engines revise their algorithms. In some instances, these modifications may cause our websites to be listed less prominently in unpaid search results, which will result in decreased traffic from search engine users to our websites. Our websites may also become listed less prominently in unpaid search results for other reasons, such as search engine technical difficulties, search engine technical changes and changes we make to our websites. In addition, search engines have deemed the practices of some companies to be inconsistent with search engine guidelines and have decided not to list their websites in search result listings at all. Although we could mitigate certain algorithm changes affecting our traffic with increased marketing expenditures, if we are listed less prominently or not at all, in search result listings, traffic to our websites could decline, which could impact our operating results. Increased marketing spend to increase site traffic could also impact our results of operations.

There are a number of risks associated with our international operations, as well as the expansion of those operations, that could adversely affect our business.

Approximately 25% of our revenues for the year ended December 31, 2016 were derived from customers with billing addresses outside of the U.S. Approximately 32% of our online revenues were derived from international geo-targeted campaigns, which are campaigns that are targeted at users who reside outside of North America. We have offices in the United Kingdom, France, Germany, Singapore and Australia, as well as operations in China. We also publish websites in Spanish, French, German, Portuguese and Chinese, targeting users worldwide who speak those languages.

In addition to many of the same challenges we face domestically, there are additional risks and costs to doing business in international markets, including:

•	limitations on our activities in foreign countries where we have granted rights to existing business partners;

•	the degree to which our foreign-based customers transition from print to online marketing and advertising;

•	the adaptation of our websites and marketing and advertising programs to meet local needs;

•	our foreign-based competitors having greater resources and more established relationships with local advertisers;

•	more restrictive data protection regulation, which may vary by country and for which there may be little or no guidance;

•	more extensive labor regulation, which may vary by country;

•	difficulties in staffing and managing multinational operations;

•	difficulties in finding appropriate foreign licensees or joint venture partners;

•	distance, language and cultural differences in doing business with foreign entities;

•	foreign (and domestic) political and economic uncertainty;

•	less extensive adoption of the Internet as an information source and increased restriction on the content of websites;

•	currency exchange-rate fluctuations; and

•	potential adverse tax requirements.

The United Kingdom’s vote to withdraw from the EU in accordance with the national referendum held on June 23, 2016 (“Brexit”) could adversely affect the Company. In particular, our European and Middle East operations are based out of the United Kingdom. We employ approximately 59% of our non-U.S. workforce in the United Kingdom (10% of our overall workforce), and we generate 9% of our revenues from customers with billing addresses in the United Kingdom. Additionally, our United Kingdom office provides sales support to other European and Middle East regions, including our French and German operations, and there could be a material adverse impact on our ability to continue providing this support depending on the terms of the United Kingdom’s withdrawal. In January 2017, the United Kingdom’s Prime Minster and Parliament signaled the intention to invoke Article 50 of the Treaty on European Union and commence formal negotiations with respect to the terms of the United Kingdom’s withdrawal and post-exit arrangements in March 2017. This process will likely be complex and protracted with negotiations taking years to complete. Moreover, there can be no assurance regarding the exact terms, timing or even the consummation of any such arrangements. The proposed withdrawal could, among other potential outcomes, adversely affect the tax, tax treaty, currency, operational, legal and regulatory regimes to which our business in the European marketplace is subject. The withdrawal could also, among other potential outcomes, disrupt the free movement of goods, services and people between the United Kingdom and the EU and significantly disrupt trade between the United Kingdom and the EU and other parties. Further, uncertainty around these and related issues, including political uncertainty in other EU member states, could lead to adverse effects on the economy of the United Kingdom and the other economies in which we operate. There can be no assurance that any or all of these events will not have a material adverse effect on our business operations, results of operations and financial condition.

As a result, we may face difficulties and unforeseen expenses in expanding our business internationally and, if we attempt to do so, we may be unsuccessful, which could harm our business, operating results and financial condition.

There are risks of doing business in China as a telecommunications company that include an inability to own a Chinese operating company.

There are substantial risks and uncertainties regarding the interpretation and application of the laws and regulations of the People’s Republic of China (“PRC”) including, but not limited to, the laws and regulations governing our business in the PRC, and the enforcement and performance of the contractual arrangements between our wholly-owned subsidiary, TechTarget (Beijing) Information Technology Consulting Co., Ltd

(“TTGT China”) and our affiliated Chinese entity, Keji Wangtuo (Beijing) Information Technology Co., Ltd (“Keji Wangtuo”) and its shareholders. We are considered a foreign person under PRC law. As a result, we are subject to PRC law limitations on foreign ownership of companies engaged in value-added telecommunications services, including Internet and marketing and advertising services. Accordingly, we operate our websites and our online marketing and advertising business in China through Keji Wangtuo, a company wholly-owned by two citizens of the PRC; we have no equity ownership interest in Keji Wangtuo. Keji Wangtuo holds the licenses and approvals necessary to operate our websites and online marketing and advertising business in China. Through our wholly-owned subsidiary, TTGT China, we have contractual arrangements with Keji Wangtuo and its shareholders that allow us to substantially control and operate Keji Wangtuo and give us the economic benefit of those operations. We cannot be sure that we will be able to enforce these contracts or that they will be as effective in exercising control over Keji Wangtuo as direct ownership. Although we believe we are in compliance with current PRC regulations, we cannot be sure that the Chinese government would agree that our operating and equity arrangements with Keji Wangtuo comply with Chinese law. If the Chinese government determines that we are not in compliance with applicable law, it could revoke our business and operating licenses, require us to discontinue or restrict our operations, restrict our right to collect revenues, block our websites in China, require us to restructure our Chinese operations, impose additional conditions or requirements with which we may not be able to comply, impose restrictions on our business operations or on our customers, or take other regulatory or enforcement actions against us that could be harmful to our business in China.

Competition for customers marketing and advertising spending is intense, and we may not compete successfully, which could result in a material reduction in our market share, the number of our customers and our revenues.

We compete for potential customers with a number of different types of offerings and companies, including: broad-based media outlets such as television, newspapers and business periodicals that are designed to reach a wide audience; general purpose portals and search engines; and offline and online offerings of media companies that produce content specifically for IT professionals, including International Data Group, J2 Global, QuinStreet, Madison Logic and CBS Interactive/CNet. Customers may choose our competitors over us not only because they prefer our competitors’ online offerings to ours but also because customers prefer to utilize other forms of marketing and advertising services offered by our competitors that are not offered by us and/or to diversify their marketing and advertising expenditures. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. They may also offer different pricing than we do which could be more attractive to customers. Competitors have historically responded, and may continue to respond, to market conditions by lowering prices to try to attract our customers. As a result, we could lose market share to our competitors in one or more of our businesses and our revenues could decline.

We may not innovate at a successful pace, which could harm our operating results.

Our industry is rapidly adopting new technologies and standards to create and satisfy the demands of users and advertisers. It is critical that we continue to innovate by anticipating and adapting to these changes to ensure that our content-delivery, demand generation and IT Deal Alert products and services remain effective and interesting to our users, customers and partners. In addition, we may need to make significant expenditures to achieve these goals. If we fail to accomplish these goals, we may lose users and the customers that seek to reach those users, which could harm our operating results. Existing and planned efforts to develop new products, including any subscription-based offerings, may be costly and ultimately not successful.

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

We could be subject to infringement claims from third parties, which may or may not have merit. Due to the nature of content published on our online network, including content placed on our online network by third parties, and as a creator and distributor of original content and research, we face potential liability based on a variety of theories, including defamation, libel, negligence, copyright or trademark infringement, or other legal theories based on the nature, creation or distribution of this information. Such claims may also include, among others, claims that by providing hypertext links to websites operated by third parties, we are liable for wrongful actions by those third parties through these websites. Similar claims have been brought, and sometimes successfully asserted, against online services. It is also possible that our users could make claims against us for losses incurred in reliance on information provided on our networks. In addition, we could be exposed to liability in connection with material posted to our Internet sites by third parties. For example, many of our sites offer users an opportunity to post comments and opinions that are not moderated. Some of this user-generated content may infringe on third-party intellectual property rights or privacy rights or may otherwise be subject to challenge under copyright laws. Such claims, whether brought in the U.S. or abroad, could divert management time and attention away from our business and result in significant cost to investigate and defend, regardless of the merit of these claims. In addition, if we become subject to these types of claims and are not successful in our defense, we may be forced to pay substantial damages. These claims could also result in the need to develop alternative trademarks, content or technology or to enter into costly royalty or licensing agreements. Our insurance may not adequately protect us against these claims. The filing of these claims may also damage our reputation as a high quality provider of unbiased, timely analysis and result in client cancellations or overall decreased demand for our services. We may not have, in all cases, conducted formal evaluations of our content, technology and services to determine whether they expose us to any liability of the sort described above. As a result, we cannot be certain that our technology, offerings, services or online content do not or will not infringe upon the intellectual property or other rights of third parties. If we were found to have infringed on a third party’s intellectual property rights or otherwise found liable for damages as a result of such claims, the value of our brands and our business reputation could be impaired, and our business could suffer.

Changes in laws and standards relating to marketing, data collection and use, and the privacy of Internet users could impact our ability to conduct our business and thereby decrease our marketing and advertising service revenues.

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

We collect information from our users who register on our websites or for services, respond to surveys or, in some cases, view our content. Subject to each user’s permission (or right to decline, which we refer to as an “opt-out”, a practice that may differ across our various websites, depending on the applicable needs and requirements of different countries’ laws), we may use this information to inform our users of services that they have indicated may be of interest to them. We may also share this information with our customers for users who have elected to receive additional promotional materials and have expressly or implicitly granted us permission to share their information with third parties. We also collect information on our users based on their activity on our sites. The U.S. federal government and certain states have adopted or proposed limitations on the collection, distribution and use of personal information of Internet users.

Although, to date, our efforts to comply with applicable federal and state laws and regulations have not hurt our business, additional, more burdensome laws or regulations, including more restrictive consumer privacy and data security laws, could be enacted or applied to us or our customers. Such laws or regulations could impair our ability to collect user information that helps us to provide more targeted content to our users and detailed lead data to our customers, thereby impairing our ability to maintain and grow our audience and maximize revenue from our customers. Additionally, the FTC and many state attorneys general are applying federal and state consumer protection laws to require that the online collection, use and dissemination of data, and the presentation of website content, comply with certain standards for notice, choice, security and access. Courts may also adopt these developing standards. In many cases, the specific limitations imposed by these standards are subject to interpretation by courts and other governmental authorities. A few states have also introduced legislation that, if enacted, would restrict or prohibit behavioral marketing and advertising within the state. In the absence of a federal law pre-empting their enforcement, such state legislation would likely have the practical effect of regulating behavioral marketing and advertising nationwide because of the difficulties behind implementing state-specific policies or identifying the location of a particular user. In the event of additional legislation in this area, our ability to effectively target our users may be limited. We believe that we are in compliance with applicable consumer protection laws, but a determination by a state or federal agency or court that any of our practices do not meet these laws and regulations could create liability to us, result in adverse publicity and affect negatively our businesses. New interpretations of these standards could also require us to incur additional costs and restrict our business operations.

In addition, the EU and its member states and Canada have regulations dealing with the collection and use of personal information obtained from their citizens. Regulations in these jurisdictions have focused on the collection, transfer, use, disclosure and security of information that may be used to identify or that actually identifies an individual, such as an e-mail address or a name. Further, within the EU, certain member state data protection authorities regard IP addresses as personal information, and legislation in the EU requires informed consent for the placement of a cookie on a user device.

U.S. companies have, since 2000, relied on the Department of Commerce Safe Harbor Principles (“Safe Harbor”) and self-certification process in order to transfer and process the personal data of people in the EU in a manner that the EU, until recently, deemed adequate to protect the security of such information. On October, 6, 2015, the European Court of Justice declared that Safe Harbor was no longer valid. U.S. and EU lawmakers in February 2016 announced a replacement for Safe Harbor, called the EU-U.S. Privacy Shield Framework Principles (“the Privacy Shield”). On July 12, 2016, the European Commission deemed the Privacy Shield adequate to enable data transfers of personal data from the EU to the U.S. On September 23, 2016, the Company completed the initial documentation and process requirements and self-certified to the Privacy Shield. The Company received final confirmation from the FTC regarding certification and compliance with the Privacy Shield requirements on February 10, 2017. On January 25, 2017, President Trump issued an executive order directing U.S. government agencies to ensure that their privacy policies exclude persons who are not U.S. citizens or lawful permanent residents from the protections of the U.S. Privacy Act of 1974 regarding personally identifiable information. Despite initial concerns regarding impacts to the Privacy Shield, the European Commission subsequently reported that the executive order did not threaten the viability of the Privacy Shield.

We will continue to monitor potential changes in legal or regulatory requirements of privacy laws, particularly with respect to impacts to the Privacy Shield.

U.S. and European lawmakers and regulators have recently expressed concern over the use of third-party cookies or web beacons for the purpose of online behavioral marketing and advertising, and efforts to address these uses may result in broader requirements that would apply to our research activities, including our efforts to understand our users’ Internet usage. Such actions may have a chilling effect on businesses like ours that collect or use online usage information generally, or may substantially increase the cost of maintaining a business that collects or uses online usage information, increase regulatory scrutiny and increase the potential of class action lawsuits. In response to marketplace concerns about the usage of third-party cookies and web beacons to track user behaviors, the major browser applications have enabled features that allow the user to limit the collection of certain data. These developments could impair our ability to collect user information that helps us provide more targeted marketing content to our users. In addition, several browser applications, including Microsoft Internet Explorer, Mozilla Firefox, Google Chrome and Apple Safari, contain tracking protection features and options that allow users to opt out of ad-tracking cookies and in certain cases block behavioral tracking from specified websites. In the event users implement these tracking protection features and options, they have the potential to affect our business negatively.

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

We currently retain confidential information relating to our users in secure database servers. Although we observe security measures throughout our operations, we may not be able to prevent individuals from gaining unauthorized access to these database servers, which could cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment. Hackers, if successful, could misappropriate proprietary information or cause disruptions in our service. We may be required to expend capital and other resources to protect our websites against hackers. Our online networks could also be affected by computer viruses or other similar disruptive problems, and we could inadvertently transmit viruses across our networks to our users or other third parties. Providing unimpeded access to our online networks is critical to servicing our customers and providing superior customer service. Our inability to provide continuous access to our online networks could cause some of our customers to discontinue purchasing marketing and advertising programs and services and/or prevent or deter our users from accessing our networks. We cannot assure that contractual provisions attempting to limit our liability in these areas will be successful or enforceable, or that other parties will accept such contractual provisions as part of our agreements.

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

Our business, which is dependent on centrally located communications and computer hardware systems, is vulnerable to natural disasters, telecommunication and systems failures, terrorism and other problems, as well as disruption due to maintenance or high volume, all of which could reduce traffic on our networks or websites and result in decreased capacity for marketing and advertising space.

Our operations are dependent on our communications systems and computer hardware, all of which are located in data centers operated by third parties. These systems could be damaged by natural disasters, power loss, telecommunication failures, viruses, hacking and similar events outside of our control. Our insurance policies have limited coverage levels for loss or damages in these events and may not adequately compensate us for any losses that may occur. In addition, terrorist acts or acts of war may cause harm to our employees or damage our facilities, our clients, our clients’ customers and vendors which could adversely impact our revenues, costs and expenses and financial position. We are predominantly uninsured for losses and interruptions to our systems or cancellations of events caused by terrorist acts and acts of war.

Our ability to attract and maintain relationships with our users, customers and strategic partners depends on the satisfactory performance, reliability and availability of our Internet infrastructure. Our Internet marketing and advertising revenues relate directly to the number of advertisements and other marketing opportunities delivered to our users. System interruptions or delays that result in the unavailability of Internet sites or slower response times for users would reduce the number of advertising impressions and leads delivered. This could reduce our revenues as the attractiveness of our sites to users and advertisers decreases. Our insurance policies provide only limited coverage for service interruptions and may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems. Further, we do not have multiple site capacity for all of our services in the event of any such occurrence.

In addition, our networks and websites must accommodate a high volume of traffic and deliver frequently updated information. They have experienced, and may experience in the future, slower response times due to higher than expected traffic, or decreased traffic, for a variety of reasons. There have been instances where our online networks as a whole, or our websites individually, have been inaccessible. Also, slower response times, which have occurred more frequently, can result from general Internet problems, routing and equipment problems involving third-party Internet access providers, problems with third-party advertising servers, increased traffic to our servers, viruses and other security breaches that are out of our control. In addition, our users depend on Internet service providers and online service providers for access to our online networks or websites. Those providers have experienced outages and delays in the past, and may experience outages or delays in the future. Moreover, our Internet infrastructure might not be able to support continued growth of our online networks or websites. Any of these problems could result in less traffic to our networks or websites or harm the perception of our networks or websites as reliable sources of information. Less traffic on our networks and websites or periodic interruptions in service could have the effect of reducing demand for marketing and advertising on our networks or websites, thereby reducing our revenues.

Our business depends on continued and unimpeded access to the Internet by us and our users. If government regulations relating to the Internet change, Internet access providers may be able to block, degrade, or charge for access to certain of our products and services, which could lead to additional expenses and the loss of customers and clients.

Our products and services depend on the ability of our users to access the Internet. Currently, this access is provided by companies that have significant market power in the broadband and Internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies, and government-owned service providers. Some of these providers have taken, or have stated that they may take measures, including legal actions, that could degrade, disrupt, or increase the cost of user access to our advertisements or our third-party publishers’ advertisements by restricting or prohibiting the use of infrastructure to support or facilitate our offerings, or by charging increased fees to us or our users to provide our offerings. The Federal Communications Commission has adopted net neutrality rules intended, in part, to prevent network operators from discriminating against legal traffic that transverses their networks. It is unclear whether or how these new rules may be subject to challenge or preemption if the U.S. Congress passes new laws regarding net neutrality and the executive branch adopts these laws. In addition, as we expand internationally, government regulations concerning the Internet, in particular net neutrality, may be nascent or non-existent. This regulatory environment, coupled with the potentially significant political and economic power of local network operators, could cause us to experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business. Such interference could result in a loss of existing customers and clients, and increased costs, and could impair our ability to attract new customers and clients, thereby harming our revenues and growth.

Risks Related to Our Financial Statements and General Corporate Matters

If we do not maintain proper and effective disclosure controls and procedures and internal control over financial reporting, our ability to produce accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business and investors’ views of us.

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

We have acquired assets and businesses over time, some of which have resulted in the recording of a significant amount of goodwill and/or intangible assets on our consolidated financial statements. We had

$93.5 million of goodwill and $0.6 million of net intangible assets as of December 31, 2016. The goodwill was recorded because the fair value of the net tangible assets and/or intangible assets acquired was less than the purchase price. We may not realize the full value of the goodwill and/or intangible assets. As such, we evaluate goodwill and other intangible assets with indefinite useful lives for impairment on an annual basis or more frequently if events or circumstances suggest that the asset may be impaired. We did not have any intangible assets with indefinite lives as of December 31, 2016. We evaluate other intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. If goodwill or other intangible assets are determined to be impaired, we will write off the unrecoverable portion as a charge to our earnings. If we acquire new assets and businesses in the future, as we intend to do, we may record additional goodwill and/or intangible assets. The possible write-off of the goodwill and/or intangible assets could negatively impact our future earnings and, as a result, the market price of our common stock could decline.

The trading price of our common stock may be volatile and decline substantially.

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

We have experienced fluctuations in our full year and quarterly revenues and operating results. Our revenues and operating results may fluctuate from quarter to quarter due to a number of factors described in this Risk Factors section, many of which are outside of our control. Specifically, our results could be impacted quarter by quarter by changes in the spending priorities and marketing budget cycles of customers; the addition or loss of customers; the addition of new sites and services by us or our competitors; and seasonal fluctuations in marketing spending, based on product launch schedules, annual budget approval processes for our customers and the historical decrease in marketing spending in the summer months. Due to the foregoing as well as other risks described in this Risk Factors section, our results of operations in one or more quarters may fall below the expectations of investors and/or securities analysts. In such an event, the trading price of our common stock is likely to decline.

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

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. A large portion of our outstanding shares of common stock is held by our officers, directors and significant stockholders. Our directors, executive officers and significant stockholders beneficially own approximately 12.7 million shares of our common stock, which represents 46% of our outstanding shares as of December 31, 2016. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline substantially.

A limited number of stockholders have the ability to influence the outcome of director elections and other matters requiring stockholder approval.

Our directors, executive officers and significant stockholders beneficially own approximately 46% of our outstanding common stock as of December 31, 2016. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the election of directors, the amendment of our certificate of incorporation and bylaws and the approval of mergers or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by other stockholders.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

In August 2009, we entered into an agreement to lease approximately 87,875 square feet of office space in Newton, Massachusetts (the “Newton Lease”). The Newton Lease commenced in February 2010 and has a term of ten years. In November 2010, the Newton Lease was amended to include an additional 8,400 square feet of office space (the “Amended Newton Lease”). The Amended Newton Lease commenced in March 2011 and runs concurrently with the term of the Newton Lease. We are receiving certain rent concessions over the life of the Newton Lease as well as the Amended Newton Lease. In July 2015, the Newton Lease was again amended to include an additional 14,203 square feet of office space (the “Second Amended Newton Lease”). The Second Amended Newton Lease commenced in the first quarter of 2016 and runs concurrently with the term of the Newton Lease. There are no rent concessions related to the Second Amended Newton Lease, and all rent concessions that were part of the Newton Lease and Amended Newton Lease remain unchanged.

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

Our common stock is listed on the Nasdaq Global Market under the trading symbol “TTGT”. The following table sets forth the high and low sales prices of our common stock, as reported by the Nasdaq Global Market, for each quarterly period in 2016 and 2015:

	High	Low
2016
Quarter ended March 31, 2016	$8.93	$5.98
Quarter ended June 30, 2016	$8.95	$7.03
Quarter ended September 30, 2016	$9.24	$6.73
Quarter ended December 31, 2016	$8.97	$7.85

2015
Quarter ended March 31, 2015	$12.63	$10.34
Quarter ended June 30, 2015	$12.04	$8.48
Quarter ended September 30, 2015	$10.94	$8.43
Quarter ended December 31, 2015	$9.60	$7.78

The closing sale price of our common stock, as reported by the Nasdaq Global Market, was $9.15 on February 28, 2017.

Holders

As of February 28, 2017 there were 89 stockholders of record of our common stock based on the records of our transfer agent.

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

Stock Performance Graph

The following graph compares the cumulative total return to stockholders of our common stock for the period from December 31, 2011 to December 31, 2016, to the cumulative total return of the Russell 2000 Index and the S&P 500 Media Industry Index for the same period. This graph assumes the investment of $100.00 on December 31, 2011 in our common stock, the Russell 2000 Index and the S&P 500 Media Industry Index and assumes any dividends are reinvested.

	12/11	12/12	12/13	12/14	12/15	12/16
TechTarget Inc.	$100.00	$95.03	$117.47	$194.69	$137.50	$146.06
Russell 2000	$100.00	$116.35	$161.52	$169.43	$161.95	$196.45
S&P 500 Media Industry	$100.00	$139.90	$214.41	$239.74	$223.86	$258.65

The information included under the heading “Stock Performance Graph” in Item 5 of this Annual Report on Form 10-K is “furnished” and not “filed” and shall not be deemed to be “soliciting material” or subject to Regulation 14A, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act.

Issuer Purchases of Equity Securities

The following table provides information about purchases by our company during the three months ended December 31, 2016 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2016 – October 31, 2016	2,723	$8.00	2,723	$15,725,272
November 1, 2016 – November 30, 2016	145,178	$8.42	145,178	$14,502,855
December 1, 2016 – December 31, 2016	293,561	$8.42	293,561	$12,031,496

Total	441,462	$8.42	441,462	$12,031,496

(1)	In June 2016, we announced that the Board of Directors had approved a stock repurchase program, which authorized management to purchase up to $20 million of shares of its common stock from time to time on the open market or in privately negotiated transactions.

Item 6.	Selected Financial Data

The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K to fully understand factors that may affect the comparability of the information presented below, (in thousands except share and per share data).

	Years Ended December 31,
	2016	2015	2014	2013	2012
Consolidated Results of Operations Data:
Revenues:
Online	$101,827	$105,574	$97,607	$79,709	$88,192
Events	4,798	6,252	8,596	8,787	11,799

Total revenues	106,625	111,826	106,203	88,496	99,991

Cost of revenues:
Online(1)	27,545	26,962	24,629	23,362	23,513
Events(1)	2,672	2,941	3,418	3,771	4,301

Total cost of revenues	30,217	29,903	28,047	27,133	27,814

Gross profit	76,408	81,923	78,156	61,363	72,177
Operating expenses:
Selling and marketing(1)	44,316	43,722	42,836	36,920	36,718
Product development(1)	8,038	7,680	7,161	6,715	7,521
General and administrative(1)	12,370	12,987	14,878	13,916	13,112
Depreciation	4,084	3,982	4,060	3,823	3,279
Amortization of intangible assets	809	1,382	1,762	2,223	3,351

Total operating expenses	69,617	69,753	70,697	63,597	63,981

Operating income (loss)	6,791	12,170	7,459	(2,234)	8,196
Interest and other (expense) income, net	(1,774)	(249)	(333)	(260)	13

Income (loss) before provision for (benefit from) income taxes	5,017	11,921	7,126	(2,494)	8,209
Provision for (benefit from) income taxes	2,598	4,735	3,045	(657)	4,185

Net income (loss)	$2,419	$7,186	$4,081	$(1,837)	$4,024

Net income (loss) per common share(2):
Basic	$0.08	$0.22	$0.12	$(0.05)	$0.10

Diluted	$0.08	$0.21	$0.12	$(0.05)	$0.10

Weighted average common shares outstanding:
Basic	29,954	32,963	33,010	37,886	40,211

Diluted	30,774	34,476	34,641	37,886	40,910

Other Data:
Adjusted EBITDA (unaudited)(3)	$18,536	$24,499	$21,459	$9,598	$20,093

	As of December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$37,274	$34,691	$38,183	$33,772	$76,340
Total assets	$170,077	$177,859	$177,484	$176,982	$220,192
Long-term liabilities	$34,566	$2,827	$5,115	$5,662	$6,032
Total liabilities	$52,514	$17,858	$21,638	$19,920	$20,878
Treasury stock	$(162,731)	$(113,949)	$(98,851)	$(83,862)	$(35,810)
Total stockholders’ equity	$117,563	$160,001	$155,846	$157,062	$199,314

(1)	Amounts include stock-based compensation expense as follows:

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Cost of online revenues	$112	$84	$116	$173	$202
Cost of events revenues	—	—	8	18	18
Selling and marketing	4,119	3,530	3,287	2,751	2,888
Product development	159	111	129	212	265
General and administrative	2,462	2,899	3,792	2,431	1,894

Total	$6,852	$6,624	$7,332	$5,585	$5,267

(2)	Basic and diluted net income (loss) per common share is computed by dividing the net income (loss) applicable to common stockholders by the basic and diluted weighted-average number of common shares outstanding for the fiscal period. See Note 2 to our Consolidated Financial Statements.
(3)	The following table reconciles net income (loss) to Adjusted EBITDA for the periods presented and is unaudited:

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Net income (loss)	$2,419	$7,186	$4,081	$(1,837)	$4,024
Interest and other expense (income), net	1,774	249	333	260	(13)
Provision for (benefit from) income taxes	2,598	4,735	3,045	(657)	4,185
Depreciation	4,084	3,982	4,060	3,823	3,279
Amortization of intangible assets	809	1,382	1,762	2,223	3,351
Amortization of purchase price adjustment for earnouts	—	341	308	201	—

EBITDA	11,684	17,875	13,589	4,013	14,826
Stock-based compensation	6,852	6,624	7,332	5,585	5,267
Secondary offering costs	—	—	538	—	—

Adjusted EBITDA	$18,536	$24,499	$21,459	$9,598	$20,093

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly under the heading “Risk Factors.” Please refer to our “Forward-Looking Statements” section on page 62.

Overview

Background

We are a Delaware corporation incorporated on September 14, 1999. Through continued innovation around our specialized online content for buyers of enterprise information technology (“IT”), we have become a global leader in purchase intent-driven marketing and sales services that deliver business impact for enterprise technology vendors. Our offerings enable technology vendors to better identify, reach and influence corporate IT decision makers actively researching specific IT purchases. We improve vendors’ ability to impact these audiences for business growth using advanced targeting, analytics and data services complemented with customized marketing programs that integrate demand generation and brand marketing and advertising techniques.

IT professionals have become increasingly specialized, and because each of the websites within our network of over 140 websites focuses on a specific IT sector such as storage, security or networking, IT professionals rely on us for key decision support information tailored to their specific areas of responsibility.

We enable IT professionals to navigate the complex and rapidly-changing IT landscape where purchasing decisions can have significant financial and operational consequences. Our content strategy includes three primary sources which IT professionals use to assist them in their pre-purchase research: independent content provided by our professionals, vendor-generated content provided by our customers and user-generated, or peer-to-peer, content. In addition to utilizing our independent editorial content, registered members appreciate the ability to deepen their pre-purchase research by accessing the extensive vendor supplied content available across our website network. Likewise, these members derive significant additional value from the ability our network provides to seamlessly interact with and contribute to information exchanges in a given field.

We had approximately 18.0 million and 16.9 million registered members—our “audiences”—as of December 31, 2016 and 2015, respectively. While the size of our registered user base does not provide direct insight into our customer numbers or our revenues, the value of our services sold to our customers is a direct result of the breadth and reach of this content footprint. This footprint creates the opportunity for our clients to gain business leverage by targeting our audiences through customized marketing programs. Likewise, the behavior exhibited by these audiences enables us to provide our customers with data products to improve their marketing and sales efforts. The targeted nature of our user base enables IT vendors to reach a specialized audience efficiently because our content is highly segmented and aligned with the IT vendors’ specific products. With it, we have developed a broad customer base, and now deliver marketing and sales services programs to approximately 1,300 customers annually.

Executive Summary

Our revenues for the year ended December 31, 2016 declined approximately 5%, to $106.6 million, compared with the same period in 2015.

Online revenues declined 4% over the prior year, driven by a contraction of our core online offerings. In the year ended December 31, 2016, online revenue from four large customers that were involved in corporate transactions, which we believe deferred or reduced their marketing and advertising budgets, was down approximately 42%, or approximately $5.6 million compared with the prior year period. These declines in revenue from these large customers also contributed to declines in our online international geo-targeted revenues, where our target audience is outside North America (“International”), which declined 5% compared to the prior year. Despite the contraction from these four large customers, our overall IT Deal Alert sales grew 36% in 2016 as compared with 2015. With respect to the customers involved in corporate transactions, we view these conditions as temporary. We expect that the corporate transactions affecting these large customers will be consummated and the companies’ marketing spend will return to levels similar to previous years.

As indicated, online international geo-targeted revenues, where our target audience is outside North America (“International”), declined 5% compared with the prior year period, driven by a decrease in core online sales, primarily from our largest customers, which was offset in part by International IT Deal Alert growth. The weakness in core online was distributed across Europe, the Middle East and Africa (“EMEA”), Asia Pacific (“APAC”) and Latin America. Overall, International IT Deal Alert sales grew 50% in 2016 compared with 2015.

Gross margin was 72% and 73% for the years ended December 31, 2016 and 2015, respectively. Online gross profit decreased by $4.3 million, primarily attributable to the decrease in core online revenues as compared to the same period a year ago. Events gross profit decreased by $1.2 million, primarily as a result of lower events revenues as compared to the same period in the prior year. We announced on February 14, 2017 that we will be phasing out our events products.

Business Trends

The following discussion highlights key trends affecting our business.

•	Macro-economic Conditions and Industry Trends. Because most of our customers are IT vendors, the success of our business is intrinsically linked to the health, and subject to the market conditions, of the IT industry. In 2016, we did not see any meaningful improvement in the IT market and many of our customers continue to be revenue-challenged. This fact, coupled with our largest clients’ corporate transactions, as well as caution because of foreign currency concerns, has continued to put pressure on marketing budgets. Our growth continues to be driven in large part by the return on the investments we made in our data analytics suite of products, IT Deal Alert, which continues to drive market share gains for us. While we will continue to invest in this growth area, management will continue to carefully control discretionary spending such as travel and entertainment, and the filling of new and replacement positions, in an effort to maintain profit margins and cash flows.

•	Brexit. The announcement of the results of the United Kingdom’s referendum in which voters approved an exit of the United Kingdom from the EU, commonly referred to as “Brexit”, has resulted in significant general economic uncertainty as well as volatility in global stock markets and currency exchange rate fluctuations. The stock and currency market activity has resulted in the further strengthening of the U.S. dollar against certain foreign currencies. The announcement and impact of Brexit may create further global economic uncertainty, which may cause a subset of our customers to more closely monitor their costs in the affected region. In addition, there could be further uncertainty as the United Kingdom negotiates the future terms of its relationship with the EU and its member states on a variety of levels. Our revenue generated from customers who have billing addresses within the United Kingdom was approximately 9% of our total revenues for the year ended December 31, 2016.

•

Customer Demographics. Due to the impact of the strong U.S. dollar on foreign currency, our large multi-national customers, who generate a significant amount of their revenue outside the U.S., continue to be cautious. In 2016, online revenues from our top 12 global customers, which have the most international exposure, decreased by approximately 12% compared to 2015, driven in part from the large corporate transactions noted above. Online revenues from our mid-sized customers (our next largest 100 customers, who have less exposure internationally) increased by approximately 7% year over year. Online revenues attributable to our smaller customers, which tend to be venture capital-backed start-ups that primarily operate in North America, decreased by approximately 3% over the prior year. All three customer segments continued to report a challenging environment, and this translated into our customers remaining cautious with their marketing expenditures.

Our key strategic initiatives include:

•	Geographic—During 2016, approximately 32% of our online revenues were derived from International campaigns. International marketing budgets continue to be challenged by the effects of the strong dollar and the uncertainty caused by Brexit. International results were also impacted by the large corporate transactions noted above. We rolled out Priority Engine in Europe in the third quarter of 2016 and we launched Priority Engine in APAC during the fourth quarter of 2016.

•	Product—IT Deal Alert revenues were approximately $31.4 million in the year ended December 31, 2016, up from approximately $23.2 million in 2015. This includes International IT Deal Alert revenues of $5.7 million, which is also included in International revenues as discussed above. In the fourth quarter of 2016, we had more than 400 active customers utilizing our IT Deal Alert products and services, up from 288 customers in the fourth quarter of 2015. We expect IT Deal Alert to continue to be a meaningful growth driver through 2017.

Our core online revenue was down 15% in 2016, which was disproportionately driven by our largest spenders. We have looked extensively at the dynamics between our IT Deal Alert and core online offerings and have evaluated whether our growth in IT Deal Alert customers is taking away from our core online revenues from those same accounts. The data, however indicates that this is not the case, and while it is certainly the case that our sales team is leading with IT Deal Alert, and emphasizing the benefits of integration across both IT Deal Alert and core online offerings, if customers do not buy integrated solutions, and instead buy standalone offerings, it is increasingly the case that their purchase may be an IT Deal Alert offering. Our analysis of customer trends, however, indicates that this dynamic is not the major contributor to overall declines in core online.

For the largest global accounts referenced above, the declines in their core online spending are greater than their increases in IT Deal Alert spending. These spending decisions, however, are disconnected. Outside of the large global accounts, we are seeing some very interesting dynamics. Non-global accounts that spent on IT Deal Alert in 2016 had approximately 10% growth on a year over year basis with regard to their core online spending. And, conversely, non-global accounts that did not spend on IT Deal Alert in 2016 had double-digit rates of decline on core online. We believe takeaway is that IT Deal Alert provides us with the best foundation to grow core online revenue going forward.

Sources of Revenues

Revenue for the twelve month periods ended December 31, 2016, 2015 and 2014 by product and geo-target were as follows (in thousands):

	Twelve Months Ended December 31,
	2016	2015	2016 vs. 2015 % change	2014	2015 vs. 2014 % change
Total Online	$101,827	$105,574	(4)%	$97,607	8%

Total Online by Geographic Area:
North America:
North America Core Online	43,296	51,754	(16)%	52,734	(2)%
North America IT Deal Alert	25,743	19,395	33%	14,257	36%

Total North America Online	69,039	71,149	(3)%	66,991	6%
International:
International Core Online	27,127	30,648	(11)%	28,090	9%
International IT Deal Alert	5,661	3,777	50%	2,526	50%

Total International Online	32,788	34,425	(5)%	30,616	12%
Total Online by Product:
Core Online:
North America Core Online	43,296	51,754	(16)%	52,734	(2)%
International Core Online	27,127	30,648	(11)%	28,090	9%

Total Core Online	70,423	82,402	(15)%	80,824	2%
IT Deal Alert:
North America IT Deal Alert	25,743	19,395	33%	14,257	36%
International IT Deal Alert	5,661	3,777	50%	2,526	50%

Total IT Deal Alert	31,404	23,172	36%	16,783	38%
Total Events	$4,798	$6,252	(23)%	$8,596	(27)%

Total Revenues	$106,625	$111,826	(5)%	$106,203	5%

We sell customized marketing programs to IT vendors targeting a specific audience within a particular IT sector or sub-sector. We maintain multiple points of contact with our customers to provide support throughout their organizations and their customers’ IT sales cycles. As a result, our customers often run multiple programs with us in order to target their desired audience of IT professionals more effectively. There are multiple factors that can impact our customers’ marketing and advertising objectives and spending with us, including but not limited to, IT product launches, increases or decreases to their advertising budgets, the timing of key industry marketing events, responses to competitor activities and efforts to address specific marketing objectives such as creating brand awareness or generating sales leads. Our products and services are generally delivered under short-term contracts that run for the length of a given program, typically less than six months. In 2016, we began to enter into annual contracts with certain customers, and in the quarter ended December 31, 2016, approximately 15% of our online revenue was from long-term contracts of approximately 12 months. In the year ended December 31, 2016, demand generation and brand advertising remained our primary sources of revenue, while data analytics-driven intelligence solutions, driven by growth in our IT Deal Alert products and services, contributed approximately 31% of online revenue as compared with approximately 22% and 17% for the same period in 2015 and 2014, respectively.

The majority of our revenues are derived from the delivery of our online offerings. Online revenue represented 96%, 94% and 92% of total revenues for the years ended December 31, 2016, 2015 and 2014, respectively.

Product and Service Offerings

We use our online offerings to provide IT vendors with numerous touch points to identify, reach and influence key IT decision makers. The following is a description of the products and services we offer:

IT Deal Alert. IT Deal Alert is a suite of products and services for IT vendors that leverages the detailed purchase intent data that we collect about end-user IT organizations. Through proprietary scoring methodologies, we use this insight to help our customers identify and prioritize accounts whose content consumption around specific IT topics indicates that they are “in-market” for a particular product or service. We also use the data directly to identify and further profile accounts’ upcoming purchase plans.

•	IT Deal Alert: Qualified Sales Opportunities™. Qualified Sales Opportunities is a product that profiles specific in-progress purchase projects, including information on scope and purchase considerations, in approximately 80 technology-specific segments.

•	IT Deal Alert: Priority Engine™. Priority Engine is a subscription service powered by our Activity Intelligence platform, which integrates with salesforce.com and a leading marketing automation system from Marketo, Inc. The service delivers information that enables marketers and sales personnel to identify and understand accounts and individuals actively researching new technology purchases and then to engage those active prospects within the organizations that are relevant to the purchase. We sell this service in approximately 300 technology-specific segments which our customers use for demand generation, account-based marketing and other marketing and sales activities.

•	IT Deal Alert: Deal Data™. Deal Data is a customized solution aimed at sales intelligence and data scientist functions within our customer organizations. It renders our Activity Intelligence data directly consumable by the customer’s internal applications.

•	IT Deal Alert: TechTarget Research™. TechTarget Research is a subscription product that sources proprietary information about purchase transactions from IT professionals who are making or have recently completed these purchases. The offering provides data on market trends, pricing dynamics and vendor win/loss and displacement trends.

Core Online. Our core online offerings enable our customers to reach and influence prospective buyers through content marketing programs designed to generate demand for their solutions, and through display advertising and other brand programs that influence consideration by prospective buyers.

Demand Solutions. Our suite of demand solutions offerings allows IT vendors to maximize ROI by capturing sales leads from the distribution and promotion of content to our audience of IT professionals. All of our demand solutions campaigns offer the Activity Intelligence Dashboard, a tool that gives our customers’ marketers and sales representatives a near real-time view of their prospects including insights on the research activities of technology buying teams at the individual, team and account levels. Demand solutions offerings may also include an additional service, TechTarget Re-Engage™, which helps both technology marketers and their sales teams to identify highly active prospects, detect emerging projects, retarget interested buying teams, and accelerate engagement with specific accounts.

Our demand solutions offerings may also include the following program components:

•	White Papers. White papers are technical documents created by IT vendors to describe business or technical problems which are addressed by the vendors’ products or services. In a program that includes demand solutions, we post white papers on our relevant websites and our users receive targeted promotions about these content assets. Prior to viewing white papers, our registered members and visitors supply their corporate contact information and agree to receive further information from the vendor. The corporate contact and other qualification information for these leads are supplied to the vendor in real time through our proprietary lead management software.

•	Webcasts, Podcasts, Videocasts and Virtual Trade Shows. Webcasts, podcasts, videocasts, virtual trade shows and similar content bring informational sessions directly to attendees’ desktops and mobile devices. As is the case with white papers, our users supply their corporate contact and qualification information to the webcast, podcast, videocast or virtual trade show sponsor when they view or download the content. Sponsorship includes access to the registrant information and visibility before, during and after the event.

•	Content Sponsorships. IT vendors, or groups of vendors, pay us to sponsor independent editorially created content vehicles on specific technology topics where the registrant information is then provided to all participating sponsors. In some cases, these vehicles are supported by multiple sponsors in a single segment, with the registrant information provided to all participating sponsors. Because these offerings are editorially driven, our customers get the benefit of association with independently created content as well as access to sales leads that are researching the topic.

Brand Solutions. Our suite of brand solutions offerings provides IT vendors exposure to targeted audiences of IT professionals actively researching information related to their products and services. We leverage our Activity Intelligence product framework to enable significant segmentation and targeting of specific audiences that can be accessed through these programs. Components of brand programs may include:

•	On-Network Branding. These offerings enable our customers to influence prospective buyers through display advertising purchased on the websites we operate. Programs may include specific sites, or audience segments across our sites.

•	Off-Network Branding. Our Off-Network offerings allow our customers to influence prospective buyers through display advertising when they are visiting other websites on the Internet. We identify audience segments that can be targeted based on their activity and demonstrated interests against our content and websites, and offer an array of audience extension and retargeting solutions that leverage Activity Intelligence.

•	Microsites and Related Formats. We have a range of solutions that create stand-alone websites for IT vendors, or “embedded” websites that exist within the context of our existing websites, to enable a more immersive experience for IT professionals with the content and brand messaging of the vendor.

Custom Content Creation. We will at times create white papers, case studies, webcasts or videos to our customers’ specifications through our Custom Content team. These customized content assets are then promoted to our audience within both demand solutions and brand solutions programs.

Events

Events revenues represented 4%, 6% and 8% of total revenues for the years ended December 31, 2016, 2015 and 2014, respectively. Historically, we have operated a select number of face-to-face events, the majority of which are free to IT professionals and are sponsored by IT vendors. In 2017, we will cease to offer these services to our customers and focus our efforts on enhancing our data driven product offerings and working with our customers to gain the fullest advantage that our data-driven products can offer.

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

Interest and Other Expense, Net. Interest expense, net consists primarily of interest costs and the related amortization of deferred issuance costs on amounts borrowed under our Term Loan Agreement and amortization of premiums on our investments, less any interest income earned on cash, cash equivalents and short-term and long-term investments. We historically have invested our cash in money market accounts, municipal bonds, government agency bonds, U.S. Treasury securities and corporate bonds.

Other expense, net consists of non-operating gains or losses, primarily related to realized and unrealized foreign currency gains and losses on trade assets and liabilities.

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

Revenue Recognition

We generate substantially all of our revenues from the sale of targeted marketing and advertising campaigns, which we deliver via our network of websites, data analytics solutions, and events. In all cases, we recognize revenue only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

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

Demand Solutions. As part of our demand solutions campaign offerings, we may guarantee a minimum number of qualified leads to be delivered over the course of the campaign. We determine the content necessary to achieve performance guarantees. Scheduled end dates of campaigns sometimes need to be extended, pursuant to the terms of the arrangement, to satisfy lead guarantee obligations. We estimate a revenue reserve necessary to adjust revenue recognition for extended campaigns. These estimates are based on our experience in managing and fulfilling these offerings. The customer has cancellation privileges which generally require advance notice by the customer and require proportional payment by the customer for the portion of the campaign period that has been provided. We recognize revenue from duration-based campaigns over the duration of the campaign, which is typically less than six months, and recognize revenue from cost per lead marketing services during the period in which leads are delivered to our customers.

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

Long-Lived Assets

Our long-lived assets consist primarily of property and equipment, capitalized software, goodwill and other intangible assets. Goodwill and other intangible assets have arisen principally from our acquisitions. The amount assigned to intangible assets is subjective and based on our estimates of the future benefit of the intangible assets using accepted valuation techniques, such as discounted cash flow and replacement cost models. Our long-lived assets, other than goodwill, are amortized over their estimated useful lives, which we determine based on the consideration of several factors including the period of time the asset is expected to remain in service. Intangible assets are amortized over their estimated useful lives, which range from three to ten years, using methods of amortization that are expected to reflect the estimated pattern of economic use. Consistent with our determination that we have only one reporting segment, we have determined that there is only one reporting unit and test goodwill for impairment at the entity level. We evaluate the carrying value and remaining useful lives of long-lived assets, other than goodwill, whenever indicators of impairment are present. We evaluate the carrying value of goodwill annually using the two step process required by Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other (“ASC 350”). The first step of the impairment test is to identify potential impairment by comparing the reporting unit’s fair value with its net book value (or carrying amount), including goodwill. The fair value is estimated based on a market value approach. If the fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is not performed. Whenever indicators of impairment are present, we would perform the second step and compare the implied fair value of the reporting unit’s goodwill, as defined by ASC 350, to its carrying value to determine the amount of the impairment loss, if any. As of December 31, 2016, there were no indications of impairment based on our step one analysis, and our estimated fair value exceeded our carrying value by a significant margin.

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

The allowance for doubtful accounts was $2.0 million and $1.7 million at December 31, 2016 and 2015, respectively.

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

	Years Ended December 31,
	2016	2015	2014
Expected volatility	46%	47%	78%
Expected term	6 years	6 years	6 years
Risk-free interest rate	1.90%	1.67%	1.62%
Expected dividend yield	—%	—%	—%
Weighted-average grant date fair value per share	$3.91	$3.72	$7.22

The expected volatility of options granted in 2016, 2015 and 2014 was determined using a weighted average of the historical volatility of our stock for a period equal to the expected life of the option. The risk-free interest rate is based on a zero coupon U.S. treasury instrument whose term is consistent with the expected life of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. We applied an estimated annual forfeiture rate in determining the expense recorded in each period.

Internal-Use Software and Website Development Costs

We capitalize costs of materials, consultants and compensation and related expenses of employees who devote time to the development of internal-use software and website applications and infrastructure involving developing software to operate our websites. We begin to capitalize our costs to develop software and website applications when planning stage efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. Our judgment is required in determining the point at which various projects enter the state at which costs may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized, which is generally four years. To the extent that we change the manner in which we develop and test new features and functionalities related to our websites, assess the ongoing value of capitalized assets or determine the estimated useful lives over which the costs are amortized, the amount of website development costs we capitalize and amortize in future periods would be impacted. We review capitalized internal-use software and website development costs for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We would recognize an impairment loss only if the carrying amount of the asset is not recoverable and exceeds its fair value. We capitalized internal-use software and website development costs of $2.8 million, $2.9 million and $3.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Income Taxes

We are subject to income taxes in both U.S. and foreign jurisdictions, and we use estimates in determining our provision for income taxes. We recognize deferred tax assets and liabilities based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates.

Our deferred tax assets are comprised primarily of book to tax differences on stock-based compensation and timing of deductions for deferred rent, accrued expenses, depreciation and amortization. As of December 31, 2016, we had state net operating loss (“NOL”) carryforwards of approximately $1.3 million which expire at various dates through 2033. We also had foreign NOL carryforwards of $1.0 million, which may be used to offset future taxable income in foreign jurisdictions until they expire at various dates through 2021. The deferred tax assets related to the foreign NOL carryforwards have been fully offset by a valuation allowance.

Net Income Per Share

We calculate basic earnings per share (“EPS”) by dividing earnings available to common stockholders for the period by the weighted average number of common shares and vested, undelivered restricted stock awards outstanding during the period. Because the holders of unvested restricted stock awards do not have nonforfeitable rights to dividends or dividend equivalents, we do not consider these awards to be participating securities that should be included in our computation of earnings per share under the two-class method. Diluted EPS is computed using the weighted average number of common shares and vested, undelivered restricted stock awards outstanding during the period, plus the dilutive effect of potential future issuances of common stock relating to stock option and restricted stock award programs using the treasury stock method. In calculating diluted EPS, the dilutive effect of stock options and restricted stock awards is computed using the average market price for the respective period. In addition, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense and assumed tax benefit of stock options and restricted stock awards that are in-the-money. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of stock options and restricted stock awards.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Years Ended December 31,
	2016		2015		2014
	($ in thousands)
Revenues:
Online	$101,827	96%	$105,574	94%	$97,607	92%
Events	4,798	4	6,252	6	8,596	8

Total revenues	106,625	100	111,826	100	106,203	100

Cost of revenues:
Online	27,545	26	26,962	24	24,629	23
Events	2,672	3	2,941	3	3,418	3

Total cost of revenues	30,217	28	29,903	27	28,047	26

Gross profit	76,408	72	81,923	73	78,156	74
Operating expenses:
Selling and marketing	44,316	42	43,722	39	42,836	40
Product development	8,038	8	7,680	7	7,161	7
General and administrative	12,370	12	12,987	12	14,878	14
Depreciation	4,084	4	3,982	4	4,060	4
Amortization of intangible assets	809	1	1,382	1	1,762	2

Total operating expenses	69,617	65	69,753	62	70,697	67

Operating income	6,791	6	12,170	10	7,459	7
Interest and other expense, net	(1,774)	(2)	(249)	(0)	(333)	(0)

Income before provision for income taxes	5,017	5	11,921	10	7,126	7
Provision for income taxes	2,598	2	4,735	4	3,045	3

Net income	$2,419	2%	$7,186	6%	$4,081	4%

Comparison of Fiscal Years Ended December 31, 2016 and 2015

Revenues

	Years Ended December 31,
	2016	2015	Increase (Decrease)	Percent Change
	($ in thousands)
Revenues:
Online	$101,827	$105,574	$(3,747)	(4)%
Events	4,798	6,252	(1,454)	(23)

Total revenues	$106,625	$111,826	$(5,201)	(5)%

Online. Online revenues for the year ended December 31, 2016 (“fiscal 2016”) decreased by $3.7 million over the year ended December 31, 2015 (“fiscal 2015”). This decrease was primarily attributable to the aforementioned contraction in spending from four large customers who are involved in corporate transactions. Partially offsetting these declines was an increase of $8.2 million in revenues from our IT Deal Alert product offerings.

Events. The decrease in events revenues is primarily due to a reduction in the number of custom and editorial events held during the period. As noted above, we will cease offering these services to our customers during 2017.

Cost of Revenues and Gross Profit

	Years Ended December 31,
	2016	2015	Increase (Decrease)	Percent Change
	($ in thousands)
Cost of revenues:
Online	$27,545	$26,962	$583	2%
Events	2,672	2,941	(269)	(9)%

Total cost of revenues	$30,217	$29,903	$314	1%

Gross profit	$76,408	$81,923	$(5,515)	(7)%
Gross profit percentage	72%	73%

Cost of Online Revenues. The increase in cost of online revenues was primarily attributable to the slightly higher relative costs associated with servicing our new product offerings as well as contracted services costs related fulfilling certain demand generation campaigns, partially offset by a decrease in labor-related costs.

Cost of Events Revenues. The decrease in cost of events revenues was due to both decreases in variable direct and employee-related costs and the decrease in the number of events that we conducted.

Gross Profit. Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. Gross profit percentage for fiscal 2016 was 72% as compared to 73% for fiscal 2015. Online gross profit decreased $4.3 million in fiscal 2016 as compared to the same period in 2015, primarily attributable to the decrease in online revenues as compared to the same period a year ago, in addition to increased costs associated with our new products as well as the contracted services associated with fulfilling certain demand generation campaigns. Online gross profit percentage decreased to 73% in fiscal 2016 from 74% in fiscal 2015. Events gross profit decreased by $1.2 million, primarily as a result of the lower events revenues as compared to the same period in the prior year. Events gross profit percentage decreased to 44% in fiscal 2016 from 53% in fiscal 2015. Because the majority of our costs are labor-related, we expect our gross profit to fluctuate from period to period depending on the total revenues for the period. We expect the phase out of the events products to have a positive impact on our gross profit and gross profit margin going forward.

Operating Expenses and Other

	Years Ended December 31,
	2016	2015	Increase (Decrease)	Percent Change
	($ in thousands)
Operating expenses:
Selling and marketing	$44,316	$43,722	$594	1%
Product development	8,038	7,680	358	5
General and administrative	12,370	12,987	(617)	(5)
Depreciation	4,084	3,982	102	3
Amortization of intangible assets	809	1,382	(573)	(41)

Total operating expenses	$69,617	$69,753	$(136)	(0)%

Interest and other expense, net	$(1,774)	$(249)	$(1,525)	612%

Provision for income taxes	$2,598	$4,735	$(2,137)	(45)%

Selling and Marketing. Selling and marketing expenses increased year over year, primarily due to increased investment in product innovation and increased costs due to international expansion, offset in part by lower head count and a decrease in variable compensation-related expenses when compared to the prior year.

Product Development. The increase in product development expense was primarily caused by an increase in labor-related costs including stock-based compensation, and development efforts toward new products. Costs that were capitalized associated with internal-use software and website development were approximately the same year over year.

General and Administrative. The decrease in general and administrative expense for the year ended December 31, 2016 compared to the same period in 2015 was primarily caused by decreases in stock-based compensation and corporate taxes and the absence of amortization of a purchase price adjustment from contingent consideration related to LeMagIT.

Depreciation and Amortization of Intangible Assets. Depreciation expense remained relatively flat when compared to 2015. The decrease in amortization of intangible assets expense was attributable to certain intangible assets becoming fully amortized during fiscal 2015 and the first half of 2016.

Interest and Other Expense, Net. Interest expense, net in 2016 was $0.9 million compared to interest income, net of $53 thousand in 2015.The increase in interest expense was primarily due to an increase of $0.9 million in interest expense associated with the term loan that we entered into during the second quarter of 2016. The increase in other expense of $0.6 million was due to an increase in foreign currency-related losses. The increase in foreign currency-related losses was due to changes in exchange rates in countries where we record accounts receivable and accounts payable in the normal course of business, largely the United Kingdom and Australia.

Provision for Income Taxes. Our effective tax rate was 52% and 40% for the years ended December 31, 2016 and 2015, respectively. We have permanent differences that increase our tax expense on income or reduce our tax benefit on loss; the higher rate in 2016 as compared to 2015 was primarily due to an increase in non-deductible expenses in the U.S. for 2016 largely related to stock-based compensation and foreign taxes. The effective tax rate differs from the statutory rate primarily due to these permanent differences of non-deductible expenses, state income taxes, and foreign income taxes.

Comparison of Fiscal Years Ended December 31, 2015 and 2014

Revenues

	Years Ended December 31,
	2015	2014	Increase (Decrease)	Percent Change
	($ in thousands)
Revenues:
Online	$105,574	$97,607	$7,967	8%
Events	6,252	8,596	(2,344)	(27)

Total revenues	$111,826	$106,203	$5,623	5%

Online. Online revenues for fiscal 2015 increased by $8.0 million over the year ended December 31, 2014 (“fiscal 2014”). This increase was primarily attributable to a $6.4 million increase in revenues from new product offerings, primarily IT Deal Alert, and growth of International core online.

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

Depreciation and Amortization of Intangible Assets. The decrease in depreciation expense is related to certain capitalized internal-use software development costs becoming fully depreciated early in 2015. The decrease in amortization of intangible assets expense was attributable to certain intangible assets becoming fully amortized during fiscal 2014 and the first half of 2015.

Interest and Other Expense, Net. The decrease in interest and other expense, net, is primarily due to an increase in interest income, net. Interest income, net in 2015 was $53 thousand compared to interest expense, net of $31 thousand in 2014, primarily due to amortization of the discount on the LeMagIT acquisition final installment payment, which was made in 2014. Other expense, net, which is comprised of foreign currency-related charges due to changes in exchange rates in countries where we record accounts receivable and accounts payable in the normal course of business, was relatively flat year over year.

Provision for Income Taxes. Our effective tax rate was 40% and 43% for the years ended December 31, 2015 and 2014, respectively. We have permanent differences that increase our tax expense on income or reduce our tax benefit on loss; the lower rate in 2015 as compared to 2014 is primarily due to a reduction in non-deductible expenses in the U.S. for 2015. The effective tax rate differs from the statutory rate primarily due to the permanent difference of non-deductible expenses and state income taxes.

Selected Quarterly Results of Operations

The following table presents our unaudited quarterly consolidated results of operations for the eight quarters ended December 31, 2016. The unaudited quarterly consolidated information has been prepared on the same basis as our audited consolidated financial statements. You should read the following table presenting our quarterly consolidated results of operations in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

	For the Three Months Ended
	2016				2015
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
Revenues:
Online	$24,269	$27,726	$24,247	$25,585	$23,048	$27,736	$27,066	$27,724
Events	762	1,448	1,503	1,085	610	2,021	1,941	1,680

Total revenues	25,031	29,174	25,750	26,670	23,658	29,757	29,007	29,404

Cost of revenues:
Online	6,658	6,813	6,889	7,185	6,529	6,719	6,802	6,912
Events	535	791	723	623	455	877	710	899

Total cost of revenues	7,193	7,604	7,612	7,808	6,984	7,596	7,512	7,811

Gross profit	17,838	21,570	18,138	18,862	16,674	22,161	21,495	21,593
Operating expenses:
Selling and marketing	11,060	11,028	11,243	10,985	10,341	10,958	11,526	10,897
Product development	2,008	1,945	2,074	2,011	1,776	2,032	1,915	1,957
General and administrative	3,210	3,044	3,138	2,978	3,020	3,591	3,265	3,111
Depreciation	1,020	1,016	951	1,097	1,008	1,016	999	959
Amortization of intangible assets	302	233	183	91	373	344	337	328

Total operating expenses	17,600	17,266	17,589	17,162	16,518	17,941	18,042	17,252

Operating income	238	4,304	549	1,700	156	4,220	3,453	4,341
Interest and other (expense) income, net	(58)	(508)	(471)	(737)	(163)	250	(209)	(127)

Income (loss) before provision for (benefit from) income taxes	180	3,796	78	963	(7)	4,470	3,244	4,214
Provision for (benefit from) income taxes	228	1,397	100	873	(354)	1,641	1,203	2,245

Net income (loss)	$(48)	$2,399	$(22)	$90	$347	$2,829	$2,041	$1,969

Net income (loss) per share—basic	$(0.00)	$0.08	$(0.00)	$0.00	$0.01	$0.09	$0.06	$0.06

Net income (loss) per share—diluted	$(0.00)	$0.07	$(0.00)	$0.00	$0.01	$0.08	$0.06	$0.06

Seasonality

The timing of our revenues is affected by seasonal factors. Our revenues are seasonal primarily as a result of the annual budget approval process of many of our customers, the normal timing at which our customers introduce new products, and the historical decrease in advertising and events activity in summer months. Events revenues also may vary depending on which quarters we produce the event, which may vary when compared to previous periods. Effective February 14, 2017, we announced the phase out of events. The timing of revenues in relation to our expenses, much of which do not vary directly with revenues, has an impact on the cost of online revenues, selling and marketing, product development, and general and administrative expenses as a percentage of revenues in each calendar quarter during the year.

The majority of our expenses are personnel-related and include salaries, stock-based compensation, benefits and incentive-based compensation plan expenses. As a result, we have not experienced significant seasonal fluctuations in the timing of our expenses period to period.

Liquidity and Capital Resources

Resources

At December 31, 2016, our cash, cash equivalents and investments totaled $37.3 million. Our cash, cash equivalents and investments increased $2.6 million during fiscal 2016, primarily from cash generated from operations and the proceeds received from the term loan, offset by the repurchase of shares under the self-tender, and our stock repurchase plan. Additionally, we utilized cash for purchases of property and equipment and other capitalized assets. We believe that our existing cash, cash equivalents, and investments, our cash flow from operating activities and available bank borrowings will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion internationally, future acquisitions we might undertake, and the expansion into complementary businesses. To the extent that our cash and cash equivalents, investments and cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more additional acquisitions of businesses.

	As of December 31,
	2016	2015	2014
	(in thousands)
Cash, cash equivalents and investments	$37,274	$34,691	$38,183
Accounts receivable, net	$22,551	$26,549	$23,200

Cash, Cash Equivalents and Investments

Our cash, cash equivalents and investments at December 31, 2016 were held for working capital purposes and were invested primarily in money market accounts, municipal bonds and government agency bonds and, to a lesser extent, corporate bonds. We do not enter into investments for trading or speculative purposes.

Accounts Receivable, Net

Our accounts receivable balance fluctuates from period to period, which affects our cash flows from operating activities. The fluctuations vary depending on the timing of our service delivery and billing activity, cash collections, and changes to our allowance for doubtful accounts. We use days sales outstanding (“DSO”) as a measurement of the quality and status of our receivables. We define DSO as net accounts receivable at quarter end divided by total revenues for the applicable period, multiplied by the number of days in the applicable period. DSO was 78 days at December 31, 2016, 83 days at December 31, 2015 and 70 days at December 31, 2014. The change in DSO year over year is primarily due to the timing of payments from all classes of customers.

Cash Flows

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Cash provided by operating activities	$18,163	$11,263	$18,217
Cash used in investing activities	$(3,616)	$(4,933)	$(4,733)
Cash used in financing activities	$(10,930)	$(10,805)	$(9,535)

Operating Activities

Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, the provision for bad debt, stock-based compensation, deferred income taxes, and the effect of changes in working capital and other activities.

The increase in cash provided by operating activities in fiscal 2016 compared to fiscal 2015 was primarily a result of changes in operating assets and liabilities primarily driven by decreases in accounts receivable net of decreases in deferred revenue of $1.6 million during 2016, compared with increases in accounts receivable net of increases in deferred revenue of $3.5 million in 2015. Additionally, cash from operations in 2015 was negatively impacted by payments related to the LeMag earnout, as well as decreases in income taxes payable.

The decrease in cash provided by operating activities in fiscal 2015 compared to fiscal 2014 was primarily a result of changes in operating assets and liabilities of $7.5 million in 2015 compared to $0.8 million in 2014. Significant components of the changes in assets and liabilities in 2015 included an increase in accounts receivable of $4.2 million, as evidenced by the increase in DSO during the period, a $1.6 million decrease in income taxes payable, a $0.9 million decrease in accounts payable and a $1.0 million decrease in accrued compensation, primarily resulting from annual bonuses from 2014 that were paid in the first quarter of 2015. These changes were offset in part by an increase in accrued expenses of $1.8 million, primarily related to tax withholdings on net share settlements, and an increase in deferred revenue of $0.7 million. Additionally, tax benefits relating to excess stock-based compensation deductions are presented as financing cash flows. Cash flows from tax benefits related to stock-based compensation deductions were $3.2 million in 2015 as compared to $0.7 million in 2014.

Investing Activities

Cash used in investing activities in the year ended December 31, 2016 was $3.6 million; $4.4 million for the purchase of property and equipment and other capitalized assets, made up primarily of website development costs, computer equipment and related software and internal-use development costs, offset in part by $0.8 million for the net sales of short-term investments.

Cash used in investing activities in the year ended December 31, 2015 was $4.9 million; $3.7 million for the purchase of property and equipment and other capitalized assets, made up primarily of website development costs, computer equipment and related software and internal-use development costs, and $1.2 million for the net purchases of short-term and long-term investments.

Cash used in investing activities in the year ended December 31, 2014 was $4.7 million; $3.8 million for the purchase of property and equipment and other capitalized assets, made up primarily of website development costs, computer equipment and related software and internal-use development costs, and $0.9 million for the net purchases of short-term and long-term investments.

Capital Expenditures. We have made capital expenditures primarily for computer equipment and related software needed to host our websites, internal-use software development costs, as well as for leasehold improvements and other general purposes to support our growth. Our capital expenditures totaled $4.4 million,

$3.7 million and $3.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. A majority of our capital expenditures in 2016, 2015 and 2014 were internal-use development costs and, to a lesser extent, computer equipment and related software.

We expect to spend approximately $3.7 million in capital expenditures in 2017, primarily for internal-use software development costs, computer equipment and related software. We are not currently party to any purchase contracts related to future capital expenditures. We believe we can fund these future additions through cash generated from operations.

Financing Activities

We received proceeds from the exercise of stock options in the amounts of $4.2 million, $2.8 million and $4.8 million in the years ended December 31, 2016, 2015, and 2014, respectively. Additionally, tax benefits relating to excess stock-based compensation deductions are presented as financing cash flows. Cash flows from tax benefits related to stock-based compensation deductions were $0.2 million, $3.2 million, and $0.7 million in the years ended December 31, 2016, 2015, and 2014, respectively. These inflows were offset by $8.0 million used for the repurchase of shares under our stock repurchase program and $4.4 million related to tax withholdings on net share settlements in 2016.

Additionally, as described in more detail below under “Term Loan and Credit Facility Borrowings”, on May 9, 2016, we entered into a Senior Secured Credit Facilities Credit Agreement for a term loan (the “Term Loan Agreement”). Under the Term Loan Agreement, we borrowed and received $50 million in aggregate principal amount pursuant to a five-year term loan (the “Term Loan”). On June 8, 2016, we completed a Tender Offer, as described below in more detail, utilizing $40.8 million to repurchase our own shares. During 2016, we repaid $11.3 million of principal against the outstanding Term Loan.

Common Stock Repurchase Programs

In June 2016, we announced that our Board had authorized a $20 million stock repurchase program (the “June 2016 Repurchase Program”), whereby we are authorized to repurchase our common stock from time to time on the open market or in privately negotiated transactions at prices and in the manner that may be determined by our Board from time to time. During 2016, we repurchased 980,329 shares of common stock for an aggregate purchase price of $8.0 million, pursuant to the June 2016 Repurchase Program.

In February 2016, we announced that our Board had authorized a $20 million stock repurchase program (the “February 2016 Repurchase Program”), whereby we were authorized to repurchase our common stock from time to time on the open market or in privately negotiated transactions at prices and in the manner determined by our Board from time to time. This program was terminated concurrently with the approval of a tender offer in May 2016 (see Note 11 to our Consolidated Financial Statements).

In August 2014, we announced that our Board had authorized a $20 million stock repurchase program (the “2014 Repurchase Program”), whereby we were authorized to repurchase our common stock from time to time on the open market or in privately negotiated transactions. In May 2015, our Board amended the program to authorize an additional $10 million to be used for such purchases. During 2015, we repurchased 1,671,687 shares of common stock for an aggregate purchase price of $15 million pursuant to the 2014 Repurchase Program. The 2014 Repurchase Program expired on December 31, 2015.

Repurchased shares were recorded under the cost method and are reflected as treasury stock in the accompanying Consolidated Balance Sheets. All repurchased shares were funded with cash on hand as well as proceeds from a term loan entered into in the second quarter (see Note 8 to our Consolidated Financial Statements).

Secondary Offering

In May 2014, we completed a secondary public offering of 5,750,000 shares of common stock at a price of $6.25 per share. All of the shares sold in the secondary public offering were sold by selling stockholders and we did not receive any proceeds from the offering. We incurred fees of approximately $0.5 million related to legal, accounting and other fees in connection with the secondary public offering, which is included in general and administrative expenses in the Consolidated Statement of Operations and Comprehensive Income.

Tender Offer

On May 10, 2016, we commenced a tender offer to purchase up to 8.0 million shares of our common stock at a price of $7.75 per share.

The tender offer expired on June 8, 2016. In accordance with the terms of the tender offer, we accepted for purchase 5,237,843 shares of our common stock for a total of $40.8 million, which included approximately $0.2 million in costs directly attributable to the tender offer. In connection with the tender offer, TCV V, L.P., TCV Member Fund, L.P. (along with TCV V, L.P., referred to as the “TCV Funds”) and TCV Management 2004, L.L.C. (“TCM 2004”), each a related party, collectively tendered 3,379,249 shares of the Company’s common stock in the aggregate. Jay Hoag, a member of our board of directors at the time of the tender offer, was also a member of the general partner of the TCV Funds and a member of TCM 2004, which at the time was estimated to hold more than 5% of the voting securities of the Company. Additionally, Rogram LLC, a related party, tendered 308,713 shares in connection with the tender offer. Roger Marino, a member of our board of directors, indirectly controls shares in Rogram LLC.

Accrued Stock-Based Compensation

We had approximately $1.4 million included in accrued compensation expenses on our Consolidated Balance Sheet as of December 31, 2014 for stock-based compensation related to restricted stock awards that had been approved as of that date but had not been delivered. This non-cash compensation expense was recorded as part of stock-based compensation expense in our Consolidated Statement of Operations and Comprehensive Income. Because the shares were delivered in 2015, there were no such accruals as of December 31, 2016, or 2015.

Term Loan and Credit Facility Borrowings

On May 9, 2016, we entered into the Term Loan Agreement, under which, we borrowed $50 million in aggregate principal amount pursuant to a five-year term loan. The borrowings under the Term Loan Agreement are secured by a lien on substantially all of our assets, including a pledge of the stock of certain of our wholly-owned subsidiaries.

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

The Term Loan Agreement requires us to maintain compliance with certain covenants, including leverage and fixed charge coverage ratio covenants. At December 31, 2016, we were in compliance with all covenants under the Term Loan Agreement.

At our option, the Term Loan Agreement bears interest at either an annual rate of 1.50% plus the higher of (a) the Prime Rate in effect on such day and (b) the Federal Funds Effective Rate in effect on such day plus 0.50%, or the London Interbank Offered Rate (“LIBOR”) plus 2.50%. As of December 31, 2016, the applicable rate was 3.12%, representing LIBOR plus the applicable margin of 2.50%. Interest expense under the Term Loan

Agreement was $1.1 million for the year ended December 31, 2016, which includes non-cash interest expense of $60 thousand related to the amortization of the deferred issuance costs.

Borrowings under the Term Loan Agreement may be prepaid at our option without penalty and must be repaid upon the occurrence of certain events including certain events of default.

We were required to pay a one-time upfront administration and arrangement fee on the closing date. Thereafter, a non-refundable fee will be due and payable on each anniversary of the effective date of the Term Loan Agreement. Total debt issuance costs paid in relation to the Term Loan Agreement were approximately $0.4 million. The costs were recorded as a direct deduction from the carrying amount of the Term Loan and amortized as interest expense over the life of the Term Loan Agreement.

We used the proceeds from the Term Loan to fund stock repurchases pursuant to the tender offer described above, and we also intend to use the remaining proceeds to fund repurchases under our June 2016 Repurchase Program (see Note 11 to our Consolidated Financial Statements), as well as for general corporate purposes. As noted above, during 2016 , we repaid principal of $11.3 million, reducing the carrying amount under the Term Loan Agreement to $38.4 million as of December 31, 2016.

As of December 31, 2015, we had a $5.0 million Revolving Credit Facility (the “Prior Credit Agreement”), which was a discretionary $5.0 million demand revolving line. There were no financial covenant requirements and no unused line fees under the Prior Credit Agreement, and there were no outstanding balances under the Prior Credit Agreement at December 31, 2015. The Prior Credit Agreement was terminated concurrent with the establishment of the Term Loan Agreement (see Note 8 to our Consolidated Financial Statements).

Contractual Obligations and Commitments

As of December 31, 2016, our principal contractual commitments consist of obligations under leases for office space and borrowings under our Term Loan Agreement. The offices are leased under non-cancelable operating lease agreements that expire through 2021.

The following table sets forth our commitments to settle contractual obligations in cash as of December 31, 2016:

	Payments Due By Period (in thousands)
Contractual Obligations	Total	Less than 1 Year	2–3 Years	4–5 Years	More than 5 Years
Term loan payable	$38,750	$6,250	$20,000	$12,500	$—
Operating leases	16,058	4,802	9,899	1,357	—

Total	$54,808	$11,052	$29,899	$13,857	$—

See Note 8 to the Consolidated Financial Statements for further information on our Term Loan Agreement, and Note 9 to the Consolidated Financial Statements for further information with respect to our operating leases.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.

Forward Looking Statements

Certain information included in this Annual Report on Form 10-K may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included or referenced in this Annual Report on Form 10-K that address activities, events or developments which we expect will or may occur in the future are forward-looking statements, including statements regarding the intent, belief or current expectations of the Company and members of our management team. The words “will,” “believe,” “intend,” “expect,” “anticipate,” “project,” “estimate,” “predict” and similar expressions are also intended to identify forward-looking statements. Such statements may include those regarding guidance on our future financial results and other projections or measures of our future performance; our expectations concerning market opportunities and our ability to capitalize on them; and the amount and timing of the benefits expected from acquisitions, new products or services and other potential sources of additional revenues. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. These statements speak only as of the date of this Annual Report on Form 10-K and are based on our current plans and expectations, and they involve risks and uncertainties that could cause actual future events or results to be different than those described in or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those relating to: market acceptance of our products and services, including continued increased sales of our IT Deal Alert offerings and continued increased international growth; relationships with customers, strategic partners and employees; difficulties in integrating acquired businesses; changes in economic or regulatory conditions or other trends affecting the Internet, Internet marketing and advertising and IT industries; and other matters included in our filings with the Securities and Exchange Commission, including those detailed under Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K for the year ended December 31, 2016. Actual results may differ materially from those contemplated by the forward-looking statements. We undertake no obligation to update our forward-looking statements to reflect future events or circumstances.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

We currently have subsidiaries in the United Kingdom, Hong Kong, Australia, Singapore, Germany and France. Additionally, we have a wholly foreign-owned enterprise formed under the laws of the People’s Republic of China (“PRC”), and a variable interest entity in Beijing, PRC. Approximately 25% of our revenues for the year ended December 31, 2016 were derived from customers with billing addresses outside of the United States and our foreign exchange gains/losses were not significant. We currently believe our exposure to foreign currency exchange rate fluctuations, including any impact of the United Kingdom’s vote to withdraw from the European Union (“Brexit”), is financially immaterial and therefore have not entered into foreign currency hedging transactions. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in the future. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Our continued international expansion increases our exposure to exchange rate fluctuations and as a result such fluctuations could have a significant impact on our future results of operations.

Interest Rate Risk

At December 31, 2016, we had cash, cash equivalents and investments totaling $37.3 million. These amounts were invested primarily in money market accounts, municipal bonds and government agency bonds and, to a lesser extent, U.S. Treasury securities and corporate bonds. The cash, cash equivalents and investments were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

Our exposure to market risk also relates to interest expense on borrowings under the Term Loan Agreement. At our option, the borrowings under the Term Loan Agreement bear interest at either an annual rate of 1.50% plus the higher of (a) the Prime Rate in effect on such day and (b) the Federal Funds Effective Rate in effect for such day plus 0.50%, or the London Interbank Offered Rate (“LIBOR”) plus 2.50% (see Note 8 to the Consolidated Financial Statements). At December 31, 2016, there was $38.8 million of aggregate principal outstanding under the Term Loan Agreement.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

TechTarget, Inc.

Newton, Massachusetts

We have audited the accompanying consolidated balance sheets of TechTarget, Inc. as of December 31, 2016 and 2015 and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TechTarget, Inc.at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TechTarget, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Boston, Massachusetts

March 10, 2017

TechTarget, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$18,485	$14,783
Short-term investments	10,988	10,646
Accounts receivable, net of allowance for doubtful accounts of $1,961 and $1,715 as of December 31, 2016 and 2015, respectively	22,551	26,549
Prepaid taxes	3,961	5,306
Prepaid expenses and other current assets	1,952	2,192

Total current assets	57,937	59,476
Property and equipment, net of accumulated depreciation and amortization	9,232	8,922
Long-term investments	7,801	9,262
Goodwill	93,469	93,701
Intangible assets, net of accumulated amortization	601	1,448
Deferred tax assets	139	4,210
Other assets	898	840

Total assets	$170,077	$177,859

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,100	$1,807
Current portion of term loan	6,157	—
Accrued expenses and other current liabilities	2,792	3,112
Accrued compensation expenses	698	675
Income taxes payable	122	516
Contingent consideration	—	1,326
Deferred revenue	6,079	7,595

Total current liabilities	17,948	15,031
Long-term liabilities:
Long-term portion of term loan	32,286	—
Deferred rent	2,080	2,245
Deferred tax liabilities	200	582

Total liabilities	52,514	17,858
Commitments and contingencies (See Note 9)
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized; 52,601,284 shares issued and 27,495,539 shares outstanding at December 31, 2016; 50,927,426 shares issued and 32,039,853 shares outstanding at December 31, 2015	52	51
Treasury stock, 25,105,745 and 18,887,573 shares at December 31, 2016 and 2015, respectively, at cost	(162,731)	(113,949)
Additional paid-in capital	296,853	293,003
Accumulated other comprehensive loss	(248)	(322)
Accumulated deficit	(16,363)	(18,782)

Total stockholders’ equity	117,563	160,001

Total liabilities and stockholders’ equity	$170,077	$177,859

See accompanying Notes to Consolidated Financial Statements.

TechTarget, Inc.

Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share data)

	For the Years Ended December 31,
	2016	2015	2014
Revenues:
Online	$101,827	$105,574	$97,607
Events	4,798	6,252	8,596

Total revenues	106,625	111,826	106,203

Cost of revenues:
Online(1)	27,545	26,962	24,629
Events(1)	2,672	2,941	3,418

Total cost of revenues	30,217	29,903	28,047

Gross profit	76,408	81,923	78,156
Operating expenses:
Selling and marketing(1)	44,316	43,722	42,836
Product development(1)	8,038	7,680	7,161
General and administrative(1)	12,370	12,987	14,878
Depreciation	4,084	3,982	4,060
Amortization of intangible assets	809	1,382	1,762

Total operating expenses	69,617	69,753	70,697

Operating income	6,791	12,170	7,459
Interest and other expense, net	(1,774)	(249)	(333)

Income before provision for income taxes	5,017	11,921	7,126
Provision for income taxes	2,598	4,735	3,045

Net income	$2,419	$7,186	$4,081

Other comprehensive loss, net of tax:
Unrealized (loss) gain on investments (net of tax benefit (provision) of $6, $(0), and $17, respectively)	$(10)	$1	$(30)
Foreign currency translation adjustments	84	(236)	(256)

Other comprehensive income (loss)	74	(235)	(286)

Comprehensive income	$2,493	$6,951	$3,795

Net income per common share:
Basic	$0.08	$0.22	$0.12

Diluted	$0.08	$0.21	$0.12

Weighted average common shares outstanding:
Basic	29,954	32,963	33,010

Diluted	30,774	34,476	34,641

(1) Amounts include stock-based compensation expense as follows:

Cost of online revenues	$112	$84	$116
Cost of events revenues	—	—	8
Selling and marketing	4,119	3,530	3,287
Product development	159	111	129
General and administrative	2,462	2,899	3,792

See accompanying Notes to Consolidated Financial Statements.

TechTarget, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share data)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income		Total Stockholders’ Equity
	Number of Shares	$0.001 Par Value	Number of Shares	Cost			Accumulated Deficit
Balance, December 31, 2013	47,648,102	$48	15,664,662	$(83,862)	$270,726	$199	$(30,049)	$157,062

Issuance of common stock from stock options and restricted stock awards	1,939,035	2			4,802			4,804
Purchase of common stock through stock repurchase program			1,551,224	(14,989)				(14,989)
Shelf registration and other fees					(62)			(62)
Excess tax benefit—stock options					(712)			(712)
Stock-based compensation expense					5,948			5,948
Unrealized loss on investments (net of tax benefit of $17)						(30)		(30)
Unrealized loss on foreign currency translation						(256)		(256)
Net income							4,081	4,081

Balance, December 31, 2014	49,587,137	$50	17,215,886	$(98,851)	$280,702	$(87)	$(25,968)	$155,846

Issuance of common stock from stock options and restricted stock awards	1,223,528	1			2,801			2,802
Purchase of common stock through stock repurchase program			1,671,687	(15,098)				(15,098)
Shelf registration and other fees					(20)			(20)
Excess tax benefit—stock options					3,216			3,216
Stock-based compensation expense					6,624			6,624
Tax withholdings related to net share settlement of RSU’s					(1,705)			(1,705)
Shares issued in payment of accrued compensation	116,761				1,385			1,385
Unrealized gain on investments						1		1
Unrealized loss on foreign currency translation						(236)		(236)
Net income							7,186	7,186

Balance, December 31, 2015	50,927,426	$51	18,887,573	$(113,949)	$293,003	$(322)	$(18,782)	$160,001

Issuance of common stock from stock options and restricted stock awards	1,673,858	1			4,191			4,192
Purchase of common stock through stock repurchase program			980,329	(7,988)				(7,988)
Purchase of common stock through tender offer (including $0.2 in related costs)			5,237,843	(40,794)				(40,794)
Excess tax benefit and shortfalls—stock options					(2,747)			(2,747)
Stock-based compensation expense					6,852			6,852
Tax withholdings related to net share settlement of RSU’s					(4,446)			(4,446)
Unrealized loss on investments (net of tax benefit of $6)						(10)		(10)
Unrealized loss on foreign currency translation						84		84
Net income							2,419	2,419

Balance, December 31, 2016	52,601,284	$52	25,105,745	$(162,731)	$296,853	$(248)	$(16,363)	$117,563

See accompanying Notes to Consolidated Financial Statements.

TechTarget, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2016	2015	2014
Operating Activities:
Net income	$2,419	$7,186	$4,081
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,893	5,364	5,822
Provision for bad debt	894	805	708
Amortization of investment premiums	308	236	291
Stock-based compensation	6,852	6,624	7,332
Amortization of debt issuance costs	60	—	—
Deferred tax provision (benefit)	1,125	1,748	(104)
Excess tax benefit—stock options	(182)	(3,216)	(712)
Other non-cash	—	11	—
Changes in operating assets and liabilities:
Accounts receivable	3,107	(4,180)	(1,845)
Prepaid taxes, prepaid expenses and other current assets	343	(149)	(912)
Other assets	(52)	262	(594)
Accounts payable	299	(921)	56
Income taxes payable	722	(1,625)	4,689
Accrued expenses and other current liabilities	(987)	1,803	(576)
Accrued compensation expenses	40	(967)	479
Deferred revenue	(1,516)	654	(157)
Other liabilities	(162)	(2,372)	(341)

Net cash provided by operating activities	18,163	11,263	18,217

Investing activities:
Purchases of property and equipment, and other capitalized assets	(4,410)	(3,699)	(3,847)
Purchases of investments	(9,766)	(7,891)	(15,101)
Proceeds from sales and maturities of investments	10,560	6,657	14,215

Net cash used in investing activities	(3,616)	(4,933)	(4,733)

Financing activities:
Tax withholdings related to net share settlements	(4,446)	(1,705)	—
Excess tax benefit—stock options	182	3,216	712
Purchase of treasury shares and related costs	(7,988)	(15,098)	(14,989)
Purchase of shares through tender offer	(40,794)	—	—
Registration and other fees	—	(20)	(62)
Payment of earnout liabilities	(459)	—	—
Proceeds from exercise of stock options	4,192	2,802	4,804
Term loan proceeds	50,000	—	—
Debt issuance costs	(367)	—	—
Term loan principal payment	(11,250)	—	—

Net cash used in financing activities	(10,930)	(10,805)	(9,535)

Effect of exchange rate changes on cash and cash equivalents	85	(17)	(86)
Net increase (decrease) in cash and cash equivalents	3,702	(4,492)	3,863
Cash and cash equivalents at beginning of period	14,783	19,275	15,412

Cash and cash equivalents at end of period	$18,485	$14,783	$19,275
Supplemental disclosure of cash flow information:
Cash paid for interest	$892	$—	$—

Cash paid for taxes, net	$711	$5,369	$118

See accompanying Notes to Consolidated Financial Statements.

TechTarget, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2016, 2015 and 2014

(In thousands, except share and per share data, where otherwise noted or instances where expressed in millions)

1. Organization and Operations

TechTarget, Inc. and its subsidiaries (the “Company”) is a leading provider of specialized online content for buyers of enterprise information technology (“IT”) products and services, and a leading provider of purchase-intent marketing and sales services for enterprise technology vendors. The Company’s service offerings enable technology vendors to better identify, reach and influence corporate IT decision makers actively researching specific IT purchases. The Company improves vendors’ ability to impact these audiences for business growth using advanced targeting, analytics and data services complemented with customized marketing programs that integrate demand generation and brand advertising techniques. The Company operates a network of over 140 websites, each of which focuses on a specific IT sector such as storage, security or networking. IT professionals have become increasingly specialized, and they have come to rely on the Company’s sector-specific websites for purchasing decision support. The Company’s content platform enables IT professionals to navigate the complex and rapidly changing IT landscape where purchasing decisions can have significant financial and operational consequences. At critical stages of the purchase decision process, these content offerings through different channels meet IT professionals’ needs for expert, peer and IT vendor information and provide a platform on which IT vendors can launch targeted marketing campaigns which generate measurable return on investment. Based upon the logical clustering of users’ respective job responsibilities and the marketing focus of the products being promoted by the Company’s customers, the Company categorizes its content offerings to address the key market opportunities and audience extensions across a portfolio of distinct media groups: Security; Networking; Storage; Data Center and Virtualization Technologies; CIO/IT Strategy; Business Applications and Analytics; Application Architecture and Development; Channel; and TechnologyGuide.com.

2. Summary of Significant Accounting Policies

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these Notes to Consolidated Financial Statements.

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, TechTarget Securities Corporation (“TSC”), TechTarget Limited, TechTarget (HK) Limited (“TTGT HK”), TechTarget (Beijing) Information Technology Consulting Co. Ltd. (“TTGT Consulting”), TechTarget (Australia) Pty Ltd., TechTarget (Singapore) Pte Ltd., E-Magine Médias SAS (“LeMagIT”) and TechTarget Germany GmbH. TSC is a Massachusetts corporation. TechTarget Limited is a subsidiary doing business principally in the United Kingdom. TTGT HK is a subsidiary incorporated in Hong Kong in order to facilitate the Company’s activities in the Asia-Pacific region. Additionally, through its wholly-owned subsidiaries, TTGT HK and TTGT Consulting, the Company effectively controls a variable interest entity (“VIE”), Keji Wangtuo Information Technology Co., Ltd., (“KWIT”), which was incorporated under the laws of the People’s Republic of China (“PRC”). TechTarget (Australia) Pty Ltd. and TechTarget (Singapore) Pte Ltd. are the entities through which the Company does business in Australia and Singapore, respectively; LeMagIT and TechTarget Germany GmbH, both wholly-owned subsidiaries of TechTarget Limited, are entities through which the Company does business in France and Germany, respectively. Bitpipe, Inc., previously a wholly-owned subsidiary, was merged into TechTarget, Inc. in the second quarter of 2016.

PRC laws and regulations prohibit or restrict foreign ownership of Internet-related services and advertising businesses. To comply with these foreign ownership restrictions, the Company operates its websites and provides online advertising services in the PRC through KWIT. The Company entered into certain exclusive agreements with KWIT and its shareholders through TTGT HK, which obligated TTGT HK to absorb all of the risk of loss from KWIT’s activities and entitled TTGT HK to receive all of its residual returns. In addition, the Company entered into certain agreements with the authorized parties through TTGT HK, including Management and Consulting Services, Voting Proxy, Equity Pledge and Option Agreements. TTGT HK assigned all of its rights and obligations to the newly formed wholly foreign-owned enterprise (“WFOE”), TTGT Consulting. TTGT Consulting is established and existing under the laws of the PRC, and is wholly owned by TTGT HK.

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

Reclassifications

Certain prior year amounts related to deferred taxes have been reclassified for consistency with the current period presentation in connection with the adoption of new accounting pronouncements. These reclassifications are not material and had no effect on the reported results of operations.

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

Revenue Recognition

The Company generates substantially all of its revenues from the sale of targeted marketing and advertising campaigns, which are delivered via its network of websites, data analytics solutions, and, historically, events. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

The majority of the Company’s online media sales involve multiple service and product offerings, which are described in more detail below. Because neither vendor-specific objective evidence of fair value nor third-party evidence of fair value exists for all elements in the Company’s bundled product offerings, the Company uses an estimated selling price which represents management’s best estimate of the stand-alone selling price for each deliverable in an arrangement. The Company establishes best estimates considering multiple factors including, but not limited to, class of client, size of transaction, available media inventory, pricing strategies and market conditions. The Company believes the use of the best estimate of selling price allows revenue recognition in a manner consistent with the underlying economics of the transaction. The Company uses the relative selling price method to allocate consideration at the inception of the arrangement to each deliverable in a multiple element arrangement. The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of the deliverable’s best estimated selling price. Revenue is then recognized as delivery occurs. The Company typically offers standard 30 day cancellation terms under its agreements.

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

Online Offerings

IT Deal Alert™. This suite of products and services includes IT Deal Alert: Qualified Sales Opportunities™, which profiles specific in-progress purchase projects, IT Deal Alert: Priority Engine™, which is a subscription service powered by the Company’s Activity Intelligence™ platform that integrates into salesforce.com and delivers information to allow marketers and sales personnel to identify those accounts who are actively researching new technology purchases, IT Deal Alert: Deal Data™, which is a customized solution aimed at sales intelligence and data scientist functions that makes the Company’s Activity Intelligence data directly consumable by the customer’s internal applications, and IT Deal Alert: TechTarget Research™, which is a subscription product that sources proprietary information about purchase transactions from IT professionals who are making and have recently completed these purchases. Qualified Sales Opportunities revenue is recognized when the Qualified Sales Opportunity is delivered to the Company’s customer, Priority Engine revenue is recognized ratably over the duration of the service, Deal Data revenue is recognized upon delivery of the data to the Company’s customer, and Research revenue is recognized when the report is delivered.

Core Online. The Company’s core online offerings enable its customers to reach and influence prospective buyers through content marketing programs designed to generate demand for their solutions, and through display advertising and other brand programs that influence consideration by prospective buyers.

Demand Solutions. As part of its demand solutions campaign offerings, the Company may guarantee a minimum number of sales leads to be delivered over the course of the campaign. The Company determines the content necessary to achieve performance guarantees. Scheduled end dates of campaigns sometimes need to be extended, pursuant to the terms of the arrangement, to satisfy lead guarantees. The Company estimates a revenue reserve necessary to adjust revenue recognition for extended campaigns. These estimates are based on the Company’s experience in managing and fulfilling these offerings. The customer generally has cancellation privileges which normally require advance notice by the customer and require proportional payment by the customer for the portion of the campaign services provided by the Company. The Company recognizes revenue on duration-based campaigns ratably over the duration of the campaign, which is usually less than six months and recognizes revenue on contracts where pricing is based on cost per lead during the period in which leads are delivered to its customers.

Brand Solutions. Brand solutions consist mostly of banner revenue, which is recognized in the period in which the banner impressions, engagements or clicks occur and microsite revenue, which is recognized over the period during which the microsites are live.

Custom Content Creation. Custom content revenue is recognized when the creation is completed and delivered to the customer.

Other. Includes list rental revenue, which is recognized in the period in which the Company delivers the customer’s content to a list of the Company’s registered members, and revenue from third-party revenue sharing arrangements, which is primarily recognized on a net basis in the period in which the services are performed.

Events

Revenue from vendor-sponsored events, whether sponsored exclusively by a single vendor or in a multi-vendor sponsored event, is recognized upon completion of the event in the period the event occurs. Historically, the majority of the Company’s events were free to qualified attendees and certain events were based on a paid attendee model, but the Company announced on February 14, 2017 that it will be phasing out its events products. The Company recognizes revenue for paid attendee events upon completion of the event.

Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue. The Company excludes from its deferred revenue and accounts receivable balances amounts for which it has billed in advance prior to the start of a campaign or the delivery of services.

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, short-term and long-term investments, accounts receivable, accounts payable, long-term debt and contingent consideration. Due to their short-term nature and liquidity, the carrying value of these instruments, with the exception of contingent consideration and long-term debt, approximates their estimated fair values. See Note 3 for further information on the fair value of the Company’s investments. The Company classifies all of its short-term and long-term investments as available-for-sale. Amounts outstanding under the Company’s long-term debt are subject to variable rates of interest based on current market rates, and as such, the Company believes the carrying amount of these obligations approximates fair value. The fair value of contingent consideration was estimated using a discounted cash flow method described in Note 4.

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

Goodwill and indefinite-lived intangible assets are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life are amortized over their estimated useful lives, which range from three to ten years, using methods of amortization that are expected to reflect the estimated pattern of economic use, and are reviewed for impairment when events or changes in circumstances suggest that the assets may not be recoverable. Consistent with the Company’s determination that it has a single reporting segment, it has been determined that there is a single reporting unit and goodwill is therefore tested for impairment at the entity level. The Company performs its annual test of impairment of goodwill as of December 31st of each year and whenever events or changes in circumstances suggest that the carrying amount may not be recoverable using the two step process required by ASC 350, Intangibles—Goodwill and Other (“ASC 350”). The first step of the impairment test is to identify potential impairment by comparing the reporting unit’s fair value with its net book value (or carrying amount), including goodwill. The fair value is estimated based on a market value approach. If the fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is not performed. Whenever indicators of impairment become present, the Company would perform the second step and compare the implied fair value of the reporting unit’s goodwill, as defined by ASC 350, to its carrying value to determine the amount of the impairment loss, if any. As of December 31, 2016, there were no indications of impairment based on the step one analysis, and the Company’s estimated fair value exceeded its goodwill carrying value by a significant margin.

Based on the aforementioned evaluation, the Company believes that, as of the balance sheet date presented, none of the Company’s goodwill or other long-lived assets was impaired. The Company did not have any intangible assets with indefinite lives as of December 31, 2016 or 2015.

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

Below is a summary of the changes in the Company’s allowance for doubtful accounts for the years ended December 31, 2016, 2015 and 2014.

	Balance at Beginning of Year	Provision	Acquired in Business Combinations	Write-offs, Net of Recoveries	Balance at End of Year
Year ended December 31, 2014	$913	$708	—	$(607)	$1,014
Year ended December 31, 2015	$1,014	$805	—	$(104)	$1,715
Year ended December 31, 2016	$1,715	$894	—	$(648)	$1,961

Property and Equipment and Other Capitalized Assets

Property and equipment and other capitalized assets are stated at cost. Property and equipment acquired through acquisitions of businesses are initially recorded at fair value. Depreciation is calculated on the straight-line method based on the month the asset is placed in service over the following estimated useful lives:

Estimated Useful Life
Furniture and fixtures	5 years
Computer equipment and software	3 years
Internal-use software and website development costs	3–5 years
Leasehold improvements	Shorter of useful life or remaining duration of lease

Property and equipment and other capitalized assets consist of the following:

	As of December 31,
	2016	2015
Furniture and fixtures	$988	$794
Computer equipment and software	3,722	4,051
Leasehold improvements	2,050	1,510
Internal-use software and website development costs	23,782	20,934

	30,542	27,289
Less: accumulated depreciation and amortization	(21,310)	(18,367)

	$9,232	$8,922

Depreciation expense was $4.1 million, $4.0 million and $4.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. Repairs and maintenance charges that do not increase the useful life of the assets are charged to operations as incurred. The Company wrote off approximately $1.1 million, $1.3 million and $0.1 million of fully depreciated assets that were no longer in service during 2016, 2015 and 2014, respectively.

Depreciation expense is classified as a component of operating expense in the Company’s results of operations.

Internal-Use Software and Website Development Costs

The Company capitalizes costs incurred during the development of its website applications and infrastructure as well as certain costs relating to internal-use software. The Company begins to capitalize costs to develop software and website applications when planning stage efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. Judgment is required in determining the point at which various projects enter the state at which costs may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized, which is generally four years. To the extent that the Company changes the manner in which it develops and tests new features and functionalities related to its websites, assess the ongoing value of capitalized assets or determine the estimated useful lives over which the costs are amortized, the amount of website development costs it capitalizes and amortizes in future periods would be impacted. The estimated useful life of costs capitalized is evaluated for each specific project. Capitalized internal-use software and website development costs are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized only if the carrying amount of the asset is not recoverable and exceeds its fair value. The Company capitalized internal-use software and website development costs of $2.8 million, $2.9 million and $3.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

No single customer represented 10% or more of total accounts receivable at December 31, 2016 or 2015. No single customer accounted for 10% or more of total revenues in the years ended December 31, 2016, 2015 or 2014.

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

Comprehensive Income

Comprehensive income includes all changes in equity during a period, except those resulting from investments by stockholders and distributions to stockholders. The Company’s comprehensive income includes changes in the fair value of the Company’s unrealized gains on available for sale securities and foreign currency translation adjustments.

There were no reclassifications out of accumulated other comprehensive income in the periods ended December 31, 2016, 2015 or 2014.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows:

	For the Years Ended December 31,
	2016	2015	2014
Numerator:
Net income	$2,419	$7,186	$4,081

Denominator:
Basic:
Weighted average shares of common stock and vested, undelivered restricted stock awards outstanding	29,953,798	32,963,185	33,010,162

Diluted:
Weighted average shares of common stock and vested, undelivered restricted stock awards outstanding	29,953,798	32,963,185	33,010,162
Effect of potentially dilutive shares	819,734	1,512,620	1,630,349

Total weighted average shares of common stock and vested, undelivered restricted stock awards outstanding and potentially dilutive shares	30,773,532	34,475,805	34,640,511

Calculation of Net Income Per Common Share:
Basic:
Net income applicable to common stockholders	$2,419	$7,186	$4,081

Weighted average shares of stock outstanding	29,953,798	32,963,185	33,010,162

Net income per common share	$0.08	$0.22	$0.12

Diluted:
Net income applicable to common stockholders	$2,419	$7,186	$4,081

Weighted average shares of stock outstanding	30,773,532	34,475,805	34,640,511

Net income per common share(1)	$0.08	$0.21	$0.12

(1)	In calculating diluted earnings per share, 1.3 million, 1.1 million and 1.0 million shares related to outstanding stock options and unvested, undelivered restricted stock awards were excluded for the years ended December 31, 2016, 2015 and 2014, respectively, because they were anti-dilutive.

Recent Accounting Pronouncements

Accounting Guidance Adopted in 2016

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

Accounting Guidance Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. As a result, this guidance is now effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017 (January 1, 2018 for the Company) and early adoption is permitted only as of annual reporting periods (including interim reporting periods within those reporting periods) beginning after December 15, 2016. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which further clarifies the implementation guidance on principal versus agent considerations contained in ASU 2014-09. In April and May 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, and ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, respectively, each of which provide further implementation guidance for ASU 2014-09. The Company is currently in the process of assessing the adoption methodology, which allows the standard to be applied retrospectively to each prior period presented, or with the cumulative effect recognized as of the date of initial application. The Company continues to progress in its evaluation of the impact of the adoption of the standard on other areas of its consolidated financial statements but has not yet determined whether the effect will be material to either its reported revenue or its accounting for deferred commissions balances.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and early adoption is permitted. The adoption of this guidance will result in the Company recognizing tax benefits related to stock compensation deductions as a benefit to income tax expense when they are realized. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements and disclosure.

3. Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, short-term and long-term investments and contingent consideration. The fair value of these financial assets and liabilities was determined based on three levels of input as follows:

•	Level 1. Quoted prices in active markets for identical assets and liabilities;

•	Level 2. Observable inputs other than quoted prices in active markets; and

•	Level 3. Unobservable inputs.

The fair value hierarchy of the Company’s financial assets and liabilities carried at fair value and measured on a recurring basis is as follows:

		Fair Value Measurements at Reporting Date Using
	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$4,301	$4,301	$—	$—
Short-term investments(2)	10,988	—	10,988	—
Long-term investments(2)	7,801	—	7,801	—

Total assets	$23,090	$4,301	$18,789	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$122	$122	$—	$—
Short-term investments(2)	10,646	—	10,646	—
Long-term investments(2)	9,262	—	9,262	—

Total assets	$20,030	$122	$19,908	$—

Liabilities:
Contingent consideration—non-current(3)	$1,326	$—	$—	$1,326

Total liabilities	$1,326	$—	$—	$1,326

(1)	Included in cash and cash equivalents on the accompanying consolidated balance sheets; valued at quoted market prices in active markets.
(2)	Short-term and long-term investments consist of municipal bonds, corporate bonds, U.S. Treasury securities and government agency bonds; their fair value is calculated using an interest rate yield curve for similar instruments.
(3)	The Company’s valuation techniques and Level 3 inputs used to estimate the fair value of contingent consideration payable in connection with the LeMagIT acquisition are described in Note 4. The contingent consideration, net of a $0.4 million holdback, was paid in January 2016. The holdback was subsequently settled with the stockholders in October 2016.

The following table provides a roll-forward of the fair value of the contingent consideration categorized as Level 3 for the year ended December 31, 2015. As noted, these amounts were settled in full in 2016:

Fair Value
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

The earnout payment of $1.3 million, net of a $0.4 million holdback, was paid in January 2016. The portion of the payment that related to the fair value of the earnout as of the acquisition date, amounting to approximately $0.5 million, is reflected in financing activities in the Company’s Consolidated Statement of Cash Flows for the year ended December 31, 2016. The payment is reflected as an operating cash flow. The holdback was subsequently settled with the stockholders in October 2016.

5. Cash, Cash Equivalents and Investments

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less at date of purchase. Cash equivalents are carried at cost, which approximates their fair market value. Cash and cash equivalents consisted of the following:

	As of December 31,
	2016	2015
Cash	$14,184	$14,661
Money market funds	4,301	122

Total cash and cash equivalents	$18,485	$14,783

The Company’s short-term and long-term investments are accounted for as available for sale securities. These investments are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive loss, a component of stockholders’ equity, net of tax. The cumulative unrealized loss, net of taxes, was $30, $19 and $20 as of December 31, 2016, 2015 and 2014, respectively. Realized gains and losses on the sale of these investments are determined using the specific identification method. There were no material realized gains or losses in 2016, 2015 or 2014.

Short-term and long-term investments consisted of the following:

	December 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term and long-term investments:
U.S. Treasury securities	$1,998	$—	$(1)	$1,997
Government agency bonds	5,012	1	(2)	$5,011
Municipal bonds	9,817	—	(42)	$9,775
Corporate bonds	2,009	—	(3)	$2,006

Total short-term and long-term investments	$18,836	$1	$(48)	$18,789

	December 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term and long-term investments:
Government agency bonds	$7,615	$—	$(15)	$7,600
Municipal bonds	11,818	—	(14)	11,804
Corporate bonds	505	—	(1)	504

Total short-term and long-term investments	$19,938	$—	$(30)	$19,908

The Company had 21 debt securities in an unrealized loss position at December 31, 2016. All of these securities have been in such a position for no more than six months. The unrealized loss on those securities was approximately $48 and the fair value was $13.8 million. At December 31, 2015, the Company had 16 debt securities in an unrealized loss position, and the unrealized loss on those securities was approximately $30 and the fair value was $18.9 million at that date. The Company uses specific identification when reviewing these investments for impairment. Because the Company does not intend to sell the investments that are in an unrealized loss position and it is not likely that the Company will be required to sell any investments before recovery of their cost basis, the Company does not consider those investments with an unrealized loss to be other-than-temporarily impaired at December 31, 2016.

Municipal, government agency, and corporate bonds have contractual maturity dates that range from March 2017 to January 2019. All income generated from these investments is recorded as interest income.

6. Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2016 and 2015 are as follows:

	As of December 31,
	2016	2015
Balance as of beginning of year	$93,701	$93,979
Effect of exchange rate changes	(232)	(278)

Balance as of end of year	$93,469	$93,701

7. Intangible Assets

The following table summarizes the Company’s intangible assets, net:

		As of December 31, 2016
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer, affiliate and advertiser relationships	5-9	$6,826	$(6,807)	$19
Developed websites, technology and patents	10	1,178	(705)	473
Trademark, trade name and domain name	5-8	1,749	(1,664)	85
Proprietary user information database and Internet traffic	5	1,146	(1,122)	24

Total intangible assets		$10,899	$(10,298)	$601

		As of December 31, 2015
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer, affiliate and advertiser relationships	5-9	$6,996	$(6,379)	$617
Developed websites, technology and patents	10	1,222	(603)	619
Trademark, trade name and domain name	5-8	1,819	(1,685)	134
Proprietary user information database and Internet traffic	5	1,232	(1,154)	78
Non-compete agreements	3	76	(76)	—

Total intangible assets		$11,345	$(9,897)	$1,448

Intangible assets are amortized over their estimated useful lives, which range from three to ten years, using methods of amortization that are expected to reflect the estimated pattern of economic use. The remaining amortization expense will be recognized over a weighted average period of approximately 3.27 years. Amortization expense was $0.8 million, $1.4 million and $1.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. Amortization expense is recorded within operating expenses as the intangible assets consist of customer-related assets and website traffic that the Company considers to be in support of selling and marketing activities. The Company wrote off $0.1 million of fully amortized intangible assets in 2016. The Company did not write off any intangible assets in 2015.

The Company expects amortization expense of intangible assets to be as follows:

Years Ending December 31:	Amortization Expense
2017	157
2018	97
2019	82
2020	69
2021	84
Thereafter	112

$601

8. Term Loan Agreement and Credit Agreement

On May 9, 2016, the Company entered into a Senior Secured Credit Facilities Credit Agreement for a term loan (the “Term Loan Agreement”). Under the Term Loan Agreement, the Company borrowed and received $50 million in aggregate principal amount pursuant to a five-year term loan (the “Term Loan”). The borrowings under the Term Loan Agreement are secured by a lien on substantially all of the assets of the Company, including a pledge of the stock of certain of its wholly-owned subsidiaries.

Borrowings under the Term Loan Agreement must be repaid quarterly in the following manner: 2.5% of the initial aggregate borrowings are due and payable each quarter for the first loan year and 5.0% of the initial aggregate borrowings are due and payable each quarter during each subsequent loan year. At maturity in May 2021, any remaining amounts outstanding under the Term Loan Agreement will be due and payable.

Installment payments on the principal by year and amounts included in the Company’s Consolidated Balance Sheet as of December 31, 2016 related to the Term Loan Agreement are as follows:

Years Ending December 31:
2017	6,250
2018	10,000
2019	10,000
2020	10,000
2021	2,500

Total principal on term loan	38,750
Unamortized debt issuance costs	(307)

Carrying amount of term loan	38,443
Less: current portion of term loan, net of $93 in unamortized debt issuance costs	(6,157)

Long-term portion of term loan, net of $214 in unamortized debt issuance costs	$32,286

The Term Loan Agreement requires the Company to maintain compliance with certain covenants, including leverage and fixed charge coverage ratio covenants. At December 31, 2016, the Company was in compliance with all covenants under the Term Loan Agreement.

At the Company’s option, the Term Loan Agreement bears interest at either an annual rate of 1.50% plus the higher of (a) the Prime Rate in effect on such day and (b) the Federal Funds Effective Rate in effect on such day plus 0.50%, or the London Interbank Offered Rate (“LIBOR”) plus 2.50%. The applicable interest rate was 3.12% at December 31, 2016, representing LIBOR plus the applicable margin of 2.50%. Interest expense under the Term Loan Agreement was $1.1 million in 2016, which includes non-cash interest expense of $60 related to the amortization of deferred issuance costs. During 2016, the Company made principal payments totaling $11.3 million which included a $10.0 million pre-payment in excess of the contractual amounts due.

Borrowings under the Term Loan Agreement may be prepaid by the Company at its option without penalty and must be repaid upon the occurrence of certain events, including certain events of default.

The Company paid a one-time upfront administration and arrangement fee on the closing date. Thereafter, a non-refundable fee will be due and payable on each anniversary of the effective date of the Term Loan Agreement. Total debt issuance costs paid in relation to the Term Loan Agreement were approximately $0.4 million. The costs were recorded as a direct deduction from the carrying amount of the Term Loan and amortized as interest expense over the life of the Term Loan Agreement on a straight-line basis, which approximates the effective interest method.

The Company used a portion of the proceeds from the Term Loan to fund a tender offer (the “Tender Offer”) to purchase up to 8.0 million of its shares of common stock, which commenced on May 10, 2016 and was concluded on June 8, 2016 (see Note 11). The Company intends to use the remaining proceeds to fund stock repurchases pursuant to its Stock Repurchase Program (see Note 11), as well as for general corporate purposes.

As of December 31, 2015, the Company had a $5.0 million Revolving Credit Facility (the “Prior Credit Agreement”), which was a discretionary $5.0 million demand revolving line. There were no financial covenant requirements and no unused line fees under the Prior Credit Agreement, and there were no outstanding balances under the Prior Credit Agreement at December 31, 2015. The Prior Credit Agreement was terminated concurrent with the establishment of the Term Loan Agreement.

9. Commitments and Contingencies

Operating Leases

The Company conducts its operations in leased office facilities under various noncancelable operating lease agreements that expire through December 2021. In August 2009, the Company entered into an agreement to lease approximately 87,875 square feet of office space in Newton, Massachusetts (the “Newton Lease”). The Newton Lease commenced in February 2010 and has a term of ten years. In November 2010, the Newton Lease was amended to include an additional 8,400 square feet of office space (the “Amended Newton Lease”). The Amended Newton Lease commenced in March 2011 and runs concurrently with the term of the Newton Lease. The Company is receiving certain rent concessions over the life of the Newton Lease as well as the Amended Newton Lease. In July 2015, the Newton Lease was again amended to include an additional 14,203 square feet of office space (the “Second Amended Newton Lease”). The Second Amended Newton Lease commenced in the first quarter of 2016 and runs concurrently with the term of the Newton Lease. There are no rent concessions related to the Second Amended Newton Lease, and all rent concessions which were part of the Newton Lease and Amended Newton Lease remain unchanged.

Certain of the Company’s operating leases include lease incentives and escalating payment amounts and are renewable for varying periods. The Company is recognizing the related rent expense on a straight-line basis over the term of the lease taking into account the lease incentives and escalating lease payments. Total rent expense under the Company’s leases was approximately $4.4 million, $3.9 million and $4.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Future minimum lease payments under the Company’s noncancelable operating leases at December 31, 2016 are as follows:

Years Ending December 31:	Minimum Lease Payments
2017	4,802
2018	4,982
2019	4,917
2020	972
2021	385
Thereafter	—

$16,058

Net Worth Tax Contingency

In late March 2010, the Company received a letter from the Department of Revenue of the Commonwealth of Massachusetts (the “MA DOR”) requesting documentation demonstrating that TSC had been classified by the

MA DOR as a Massachusetts security corporation for the 2006 and 2007 tax years. Following subsequent correspondence with the MA DOR and a settlement conference on March 22, 2011, the Company received a Notice of Assessment from the MA DOR with respect to additional excise taxes on net worth related to TSC. Based on the Company’s previous assessment that it was probable that the MA DOR would require an adjustment to correct TSC’s tax filings such that it would be treated as a Massachusetts business corporation for the applicable years, the Company recorded a liability representing its best estimate at that time of the potential net worth tax exposure. The tax benefits available to a Massachusetts security corporation are composed of (i) a different rate structure (1.32% on gross investment income vs. 9.5% on net income) (See Note 12) and (ii) exemption from the 0.26% excise tax on net worth. As of the date of the ruling, the Company had recorded a liability of approximately $257 to account for the tax differential in all open years, including penalties and interest. On August 17, 2011, the Company filed Applications for Abatement with the MA DOR. In January 2012, the Company filed Petitions for Formal Procedure with the Massachusetts Appellate Tax Board (the “ATB”). A trial took place in April 2014, and in May 2015, the ATB ruled in favor of the MA DOR. During the second quarter of 2015, the Company accepted an amnesty offer from the MA DOR and paid all amounts due.

Litigation

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At December 31, 2016 and 2015, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

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

The Company has reserved for issuance an aggregate of 2,911,667 shares of common stock under the 2007 Plan plus an additional annual increase to be added automatically on January 1 of each year, beginning on January 1, 2008, equal to the lesser of (a) 2% of the outstanding number of shares of common stock (on a fully-diluted basis) on the immediately preceding December 31 and (b) such lower number of shares as may be determined by the compensation committee of the Board of Directors of the Company. The number of shares available for issuance under the 2007 Plan is subject to adjustment in the event of a stock split, stock dividend or other change in capitalization. Generally, shares that are forfeited or canceled from awards under the 2007 Plan also will be available for future awards. To date, 8,224,334 shares have been added to the 2007 Plan in accordance with the automatic annual increase. In addition, shares subject to stock options returned to the 1999 Plan, as a result of their expiration, cancellation or termination, are automatically made available for issuance under the 2007 Plan. As of December 31, 2016, a total of 3,623,283 shares were available for grant under the 2007 Plan.

Accounting for Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The Company calculated the fair values of the options granted using the following estimated weighted-average assumptions:

	Years Ended December 31,
	2016	2015	2014
Expected volatility	46%	47%	78%
Expected term	6 years	6 years	6 years
Risk-free interest rate	1.90%	1.67%	1.62%
Expected dividend yield	—%	—%	—%
Weighted-average grant date fair value per share	$3.91	$3.72	$7.22

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

A summary of the stock option activity under the Company’s stock option plans for the year ended December 31, 2016 is presented below:

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2015	2,922,736	$7.97
Granted	10,000	8.49
Exercised	(701,947)	7.12
Forfeited	(26,642)	7.36
Canceled	(1,342,767)	7.50

Options outstanding at December 31, 2016	861,380	$9.42	2.23	$1,296

Options exercisable at December 31, 2016	861,380	$9.42	2.23	$1,296

Options vested or expected to vest at December 31, 2016	861,380	$9.42	2.23	$1,296

During the years ended December 31, 2016, 2015 and 2014, the total intrinsic value of options exercised (i.e. the difference between the market price of the underlying stock at exercise and the price paid by the employee to exercise the options) was $1.9 million, $1.7 million and $4.2 million, respectively, and the total amount of cash received by the Company from exercise of these options was $4.2 million, $2.8 million and $4.8 million, respectively.

Restricted Stock Unit Awards

Restricted stock unit awards are valued at the market price of a share of the Company’s common stock on the date of the grant. A summary of the restricted stock unit award activity under the 2007 Plan for the year ended December 31, 2016 is presented below:

	Shares	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Nonvested outstanding at December 31, 2015	1,987,894	$6.93
Granted	901,013	9.05
Vested	(671,909)	6.28
Forfeited	(576,208)	5.96

Nonvested outstanding at December 31, 2016	1,640,790	$8.54	$13,996

The total grant-date fair value of restricted stock unit awards that vested during the years ended December 31, 2016, 2015 and 2014 was $7.4 million, $7.2 million and $5.7 million, respectively.

As of December 31, 2016, there was $11.5 million of total unrecognized compensation expense related to stock options and restricted stock unit awards which is expected to be recognized over a weighted average period of 1.9 years.

11. Stockholders’ Equity

Tender Offer

On May 10, 2016, the Company commenced a Tender Offer to purchase up to 8.0 million shares of its common stock, representing approximately 24.8% of the shares of TechTarget’s common stock issued and outstanding at that time, at a price of $7.75 per share.

The Tender Offer expired on June 8, 2016. In accordance with the terms of the tender offer, the Company accepted for purchase 5,237,843 shares of its common stock for a purchase price of $7.75 per share, or a total of $40.6 million. Repurchased shares were recorded under the cost method and are reflected as treasury stock in the accompanying Consolidated Balance Sheets. The total cost of the Tender Offer was $40.8 million, which included approximately $0.2 million in costs directly attributable to the purchase of shares pursuant to the Tender Offer. In connection with the tender offer, TCV V, L.P., TCV Member Fund, L.P. (along with TCV V, L.P., referred to as the “TCV Funds”) and TCV Management 2004, L.L.C. (“TCM 2004”), each a related party, collectively tendered 3,379,249 shares of the Company’s common stock in the aggregate. Jay Hoag, a member of the Company’s board of directors at the time of the tender offer, was also a member of the general partner of the TCV Funds and a member of TCM 2004, which at the time was estimated to hold more than 5% of the voting securities of the Company. Additionally, Rogram LLC, a related party, tendered 308,713 shares in connection with the tender offer. Roger Marino, a member of the Company’s board of directors, indirectly controls shares in Rogram LLC.

Common Stock Repurchase Programs

In June 2016, the Company announced that the Board had authorized a $20 million stock repurchase program (the “June 2016 Repurchase Program”), whereby the Company is authorized to repurchase the Company’s common stock from time to time on the open market or in privately negotiated transactions at prices and in the manner that may be determined by the Board. During 2016, the Company repurchased 980,329 shares of common stock, respectively, for an aggregate purchase price of $8.0 million pursuant to the June 2016 Repurchase Program.

In February 2016, the Company announced that the Board had authorized a $20 million stock repurchase program (the “February 2016 Repurchase Program”), whereby the Company was authorized to repurchase the Company’s common stock from time to time on the open market or in privately negotiated transactions. The February 2016 Repurchase Program was canceled on May 3, 2016 in connection with the Tender Offer noted above. The Company did not repurchase any shares of common stock pursuant to the February 2016 Repurchase Program.

In August 2014, the Company announced that the Board had authorized a $20 million stock repurchase program (the “2014 Repurchase Program”), whereby the Company was authorized to repurchase the Company’s common stock from time to time on the open market or in privately negotiated transactions. In May 2015, the Board amended the program to authorize an additional $10 million to be used for such purchases. During 2015, the Company repurchased 1,671,687 shares of common stock for an aggregate purchase price of $15 million pursuant to the 2014 Repurchase Program. The 2014 Repurchase Program expired on December 31, 2015.

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

Secondary Offering

In May 2014, the Company completed a secondary public offering of 5,750,000 shares of common stock at a price of $6.25 per share. All of the shares sold in the secondary public offering were sold by selling stockholders and the Company did not receive any proceeds from the offering. The Company incurred approximately $0.5 million of legal, accounting and other fees in connection with the secondary public offering, which are included in general and administrative expenses in the Statement of Operations and Comprehensive Income (Loss) for the year ended December 31, 2014.

Reserved Common Stock

As of December 31, 2016, the Company has reserved 6,321,704 shares of common stock for use in settling outstanding options and unvested restricted stock awards that have not been issued as well as future awards available for grant under the 2007 Plan.

12. Income Taxes

Income before provision for income taxes was as follows:

	Years Ended December 31,
	2016	2015	2014
U.S.	$3,351	$11,040	$6,071
Foreign	1,666	881	1,055

Income before income taxes	$5,017	11,921	$7,126

The income tax provision for the years ended December 31, 2016, 2015 and 2014 consisted of the following:

	Years Ended December 31,
	2016	2015	2014
Current:
Federal	$1,627	$2,500	$2,574
State	(569)	167	15
Foreign	415	320	560

Total current	1,473	2,987	3,149
Deferred:
Federal	1,592	796	(424)
State	(21)	796	593
Foreign	(446)	156	(273)

Total deferred	1,125	1,748	(104)

	$2,598	$4,735	$3,045

The income tax provision for the years ended December 31, 2016, 2015 and 2014 differs from the amounts computed by applying the statutory federal income tax rate to the consolidated income before provision for income taxes as follows:

	Years Ended December 31,
	2016	2015	2014
Provision computed at statutory rate	$1,757	$4,172	$2,477
Increase resulting from:
Difference in rates for foreign jurisdictions	(146)	(181)	(144)
Tax exempt interest income	(21)	(6)	—
Stock-based compensation	315	(430)	(479)
Other non-deductible expenses	67	14	104
Non-deductible officers compensation	738	408	492
State income tax provision	(380)	573	337
Losses not benefitted	1	9	56
Secondary offering	—	—	188
Subsidiary earnings taxed in the US	253	—	—
True-up of prior year returns	11	197	—
Penalties and interest	—	—	15
Other	3	(21)	(1)

Provision for income taxes	$2,598	$4,735	$3,045

Significant components of the Company’s net deferred tax assets and liabilities are as follows:

	As of December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$308	$341
Deferred revenue	187	78
Accruals and allowances	1,721	1,557
Stock-based compensation	1,656	5,493
Deferred rent expense	809	862

Gross deferred tax assets	4,681	8,331
Less valuation allowance	(443)	(528)

Total deferred tax assets	4,238	7,803
Deferred tax liabilities:
Intangible asset amortization	(1,865)	(1,496)
Depreciation	(2,434)	(2,679)

Total deferred tax liabilities	(4,299)	(4,175)

Net deferred tax (liability) assets	$(61)	$3,628

As reported:
Non-current deferred tax assets	$139	$4,210

Non-current deferred tax liabilities	$200	$582

In evaluating the ability to realize the net deferred tax asset, the Company considers all available evidence, both positive and negative, including past operating results, the existence of cumulative losses in the most recent fiscal years, tax planning strategies that are prudent and feasible, and forecasts of future taxable income. In considering sources of future taxable income, the Company makes certain assumptions and judgments which are based on the plans and estimates used to manage the underlying business of the Company. Changes in the Company’s assumptions and estimates may materially impact income tax expense for the period. The valuation allowance of $0.4 million and $0.5 million at December 31, 2016 and 2015, respectively, relates primarily to foreign net operating losses (“NOLs”) that the Company determined were not more likely than not to be realized based on projections of future taxable income in China and Hong Kong. The valuation allowance (decreased)/increased by $(85), $(686) and $56 during the years ended December 31, 2016, 2015 and 2014, respectively. To the extent realization of the deferred tax assets for foreign net operating losses becomes more likely than not, recognition of these acquired tax benefits would reduce income tax expense. As of December 31, 2016, the Company has a federal NOL carryforward of approximately $36, which may be used to offset future taxable income. The federal NOL carryforward will expire in 2033.

The Company considers the excess of its financial reporting over its tax basis in its investment in foreign subsidiaries essentially permanent in duration and as such has not recognized a deferred tax liability related to this difference.

The Company had no unrecognized tax benefits at December 31, 2016. It is not expected that the amount of unrecognized tax benefits will change significantly within the next twelve months.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2016, 2015, and 2014 is as follows:

	2016	2015	2014
Balance at beginning of year	$184	$672	$657
Reductions due to amnesty and settlement	(188)	(160)	—
Payments	—	(336)	—
Gross increases related to positions taken in prior periods	4	8	15

Balance at end of year	$—	$184	$672

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

The Company files income tax returns in the U.S. and in foreign jurisdictions. Generally, the Company is no longer subject to U.S., state, local and foreign income tax examinations by tax authorities in its major jurisdictions for years before 2013, except to the extent of net operating loss and tax credit carryforwards from those years. Major taxing jurisdictions include the U.S., both federal and state.

As of December 31, 2016, the Company had state NOL carryforwards of approximately $1.3 million, which may be used to offset future taxable income and expire at various dates through 2033. The Company has foreign NOL carryforwards of $1.0 million, which may be used to offset future taxable income in foreign jurisdictions until they expire at various dates through 2021. The deferred tax assets relating to the foreign NOLs are fully offset by a valuation allowance. The current year decrease in the valuation allowance relates primarily to the write off of the deferred tax asset for state and foreign net operating loss carryforwards and the corresponding valuation allowance previously recognized. The Company determined the foreign NOLs were not more likely than not to be realized based on projections of future taxable income China and Hong Kong.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $5.1 million as of December 31, 2016. The Company has not provided any additional federal or state income taxes or foreign withholding taxes on the undistributed earnings as such earnings have been indefinitely reinvested in the business. Due to the various methods by which such earnings could be repatriated in the future, the amount of taxes attributable to the undistributed earnings is not practicably determinable.

13. Segment Information

The Company views its operations and manages its business as one operating segment based on factors such as how the Company manages its operations and how its executive management team reviews results and makes decisions on how to allocate resources and assess performance.

Geographic Data

Net sales to unaffiliated customers by geographic area* were as follows**:

	Years Ended December 31,
	2016	2015	2014
U.S.	$79,535	$85,284	$81,921
International	27,090	26,542	24,282

Total	$106,625	$111,826	$106,203

Long-lived assets*** by geographic area were as follows:

	Years Ended December 31,
	2016	2015
U.S.	$98,330	$99,091
International	4,972	4,980

Total	$103,302	$104,071

*	based on current customer billing address; does not consider the geo-targeted (target audience) location of the campaign
**	No single country outside of the U.S. accounted for 10% or more of revenue during any of these periods.
***	comprised of property, plant and equipment, net; goodwill; and intangible assets, net

14. 401(k) Plan

The Company maintains a 401(k) retirement savings plan (the “Plan”) whereby employees may elect to defer a portion of their salary and contribute the deferred portion to the Plan. The Company contributes an amount equal to 50% of the employee’s contribution to the Plan, up to an annual limit of two thousand dollars. The Company contributed $0.9 million, $0.9 million and $0.7 million to the Plan for the years ended December 31, 2016, 2015 and 2014, respectively. Employee contributions and the Company’s matching contributions are invested in one or more collective investment funds at the participant’s direction. The Company’s matching contributions vest 25% annually and are 100% vested after four consecutive years of service.

15. Quarterly Financial Data (unaudited)

	For the Three Months Ended
	2016				2015
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Total revenues	$25,031	$29,174	$25,750	$26,670	$23,658	$29,757	$29,007	$29,404
Total cost of revenues	7,193	7,604	7,612	7,808	6,984	7,596	7,512	7,811
Total gross profit	17,838	21,570	18,138	18,862	16,674	22,161	21,495	21,593
Total operating expenses	17,600	17,266	17,589	17,162	16,518	17,941	18,042	17,252
Operating income	238	4,304	549	1,700	156	4,220	3,453	4,341
Net income (loss)	$(48)	$2,399	$(22)	$90	$347	$2,829	$2,041	$1,969
Net income (loss) per common share:
Basic	$(0.00)	$0.08	$(0.00)	$0.00	$0.01	$0.09	$0.06	$0.06
Diluted	$(0.00)	$0.07	$(0.00)	$0.00	$0.01	$0.08	$0.06	$0.06

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company is required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of the Annual Report on Form 10-K for the period ended December 31, 2016, management, under the supervision of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), conducted an evaluation of disclosure controls and procedures as of December 31, 2016. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control, that occurred during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by the company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria for effective control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, our internal control over financial reporting was effective. Management has reviewed its assessment with the Audit Committee.

The independent registered public accounting firm, BDO USA, LLP, has audited our consolidated financial statements and has issued an attestation report on our internal control over financial reporting as of December 31, 2016, which is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

TechTarget, Inc.

Newton, Massachusetts

We have audited TechTarget, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TechTarget, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, TechTarget, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TechTarget, Inc.as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 and our report dated March 10, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Boston, Massachusetts

March 10, 2017

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Incorporated by reference from the information in the Company’s proxy statement for the 2017 annual meeting of stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

Item 11.	Executive Compensation

Incorporated by reference from the information in the Company’s proxy statement for the 2017 annual meeting of stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the information in the Company’s proxy statement for the 2017 annual meeting of stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference from the information in the Company’s proxy statement for the 2017 annual meeting of stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

Item 14.	Principal Accountant Fees and Services

Incorporated by reference from the information in the Company’s proxy statement for the 2017 annual meeting of stockholders, which the Company intends to file with the SEC within 120 days of the end of the fiscal year to which this report relates.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report:

(1)	Financial Statements are filed as part of this Annual Report on Form 10-K. The following consolidated financial statements are included in Item 8:

•	Consolidated Balance Sheets as of December 31, 2016 and 2015

•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2016, 2015 and 2014

•	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2016, 2015 and 2014

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014

•	Notes to Consolidated Financial Statements

(2) Financial statement schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto.

(3) Exhibit Index.

(b)	The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Annual Report on Form 10-K and are incorporated into this item by reference.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHTARGET, INC.
Date:	March 10, 2017

By:	/s/ Michael Cotoia
Michael Cotoia
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael Cotoia Michael Cotoia	Chief Executive Officer and Director (Principal executive officer)	March 10, 2017

/s/ Daniel Noreck Daniel Noreck	Chief Financial Officer and Treasurer (Principal financial and accounting officer)	March 10, 2017

/s/ Robert D. Burke Robert D. Burke	Director	March 10, 2017

/s/ Leonard Forman Leonard Forman	Director	March 10, 2017

/s/ Bruce Levenson Bruce Levenson	Director	March 10, 2017

/s/ Roger M. Marino Roger M. Marino	Director	March 10, 2017

EXHIBIT INDEX

			Incorporated by Reference to
Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
	Articles of Incorporation and By-Laws

3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant	10-Q	3.1	11/13/2007	001-33472

3.2	Amended and Restated Bylaws of the Registrant	S-1/A	3.3	3/20/2007	333-140503

	Instruments Defining the Rights of Security Holders

4.1	Specimen Stock Certificate for shares of the Registrant’s Common Stock	S-1/A	4.1	4/10/2007	333-140503

	Material Contracts

10.1	Second Amended and Restated Investors’ Rights Agreement by and among the Registrant, the Investors named therein and SG Cowen Securities Corporation, dated as of December 17, 2004	S-1	10.1	2/07/2007	333-140503

10.2	Form of Indemnification Agreement between the Registrant and its Directors and Officers	S-1/A	10.2	5/15/2007	333-140503

10.3#	2007 Stock Option and Incentive Plan	S-1/A	10.3	4/20/2007	333-140503

10.4#	Form of Incentive Stock Option Agreement under the 2007 Stock Option and Incentive Plan	S-1/A	10.4	4/20/2007	333-140503

10.5#	Form of Non-Qualified Stock Option Agreement under the 2007 Stock Option and Incentive Plan	S-1/A	10.5	4/20/2007	333-140503

10.6#	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors	S-1/A	10.5.1	4/27/2007	333-140503

10.7#	Form of Restricted Stock Agreement under the 2007 Stock Option and Incentive Plan	S-1/A	10.6	4/20/2007	333-140503

10.8#	Form of Restricted Stock Unit Agreement under the 2007 Stock Option and Incentive Plan	10-K	10.8	3/31/2008	001-33472

10.9#	Restricted Stock Unit Agreement, dated December 18, 2007, by and between the Registrant and Kevin Beam	10-K	10.9	3/31/2008	001-33472

10.10#	Restricted Stock Unit Agreement, dated December 18, 2007, by and between the Registrant and Don Hawk	10-K	10.10	3/31/2008	001-33472

10.11#	Restricted Stock Unit Agreement, dated December 18, 2007, by and between the Registrant and Greg Strakosch	10-K	10.13	3/31/2008	001-33472

10.12#	1999 Stock Option Plan	S-1	10.8	2/07/2007	333-140503

10.13#	Form of Incentive Stock Option Grant Agreement under the 1999 Stock Option Plan (for grants prior to September 27, 2006)	S-1	10.9	2/07/2007	333-140503

			Incorporated by Reference to
Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
10.14#	Form of Incentive Stock Option Grant Agreement under the 1999 Stock Option Plan (for grants on or after September 27, 2006)	S-1	10.10	2/07/2007	333-140503

10.15#	Form of Incentive Stock Option Grant Agreement under the 1999 Stock Option Plan (for grants to executives)	S-1/A	10.10.1	5/01/2007	333-140503

10.16#	Form of Nonqualified Stock Option Grant Agreement under the 1999 Stock Option Plan	S-1	10.11	2/07/2007	333-140503

10.17#	Amended and Restated Employment Agreement, dated January 17, 2008, by and between the Registrant and Greg Strakosch	10-K	10.25	3/31/2008	001-33472

10.18#	Amended and Restated Employment Agreement, dated January 17, 2008, by and between the Registrant and Don Hawk	10-K	10.26	3/31/2008	001-33472

10.19#	Amended and Restated Employment Agreement, dated January 17, 2008, by and between the Registrant and Kevin Beam	10-K	10.28	3/31/2008	001-33472

10.20	Lease Agreement by and between MA-Riverside Project L.L.C., as landlord and TechTarget, Inc., as tenant	8-K	10.1	8/7/2009	001-33472

10.21	First Amendment to Lease Agreement, by and between the Registrant and MA-Riverside Project L.L.C. for the premises located at One Riverside Center, 275 Grove Street, Newton, Massachusetts, dated November 18, 2010	8-K	10.1	11/22/2010	001-33472

10.22#	Amended and Restated Restricted Stock Unit Agreement, dated August 10, 2009, by and between the Registrant and Michael Cotoia	10-K	10.33	3/16/2011	001-33472

10.23#	Employment Agreement dated as of January 1, 2012 between the Registrant and Michael Cotoia	8-K	10.1	1/10/2012	001-33472

10.24#	Amendment and Waiver to Amended and Restated Employment Agreement between the Registrant and Kevin Beam (dated January 10, 2012)	10-K	10.36	3/15/2012	001-33472

10.25#	Amendment and Waiver to Amended and Restated Employment Agreement between the Registrant and Don Hawk (dated January 10, 2012)	10-K	10.37	3/15/2012	001-33472

10.26#	Employment Agreement between the Registrant and Janice Kelliher (dated May 4, 2012)	8-K	10.1	5/8/2012	001-33472

10.27	Purchase Agreement between the Company and TCV V, LP and TCV Member Fund, LP, dated December 9, 2014	8-K	10.1	12/9/14	001-33472

Incorporated by Reference to
Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
10.28	Second Amendment to Lease Agreement by and between Hines Global REIT Riverside Center, LLC, as landlord and successor in interest to MA-Riverside Project, LLC and TechTarget, Inc., as tenant dated July 23, 2015	10-Q	10.1	11/9/2015	001-33472

10.29#	Employment Agreement between the Registrant and Michael Cotoia (dated May 3, 2016)	8-K	10.2	5/9/2016	001-33472

10.30#	Employment Agreement between the Registrant and Greg Strakosch (dated May 3, 2016)	8-K	10.3	5/9/2016	001-33472

10.31	Senior Secured Credit Facilities Credit Agreement between Registrant and Silicon Valley Bank dated May 9, 2016	8-K	10.1	5/9/2016	001-33472

10.32#	Employment Agreement between the Registrant and Daniel T. Noreck (dated December 19, 2016)	8-K	10.1	12/19/2016	001-33472

10.33#*	2017 Executive Incentive Bonus Plan

*21.1	List of Subsidiaries

*23.1	Consent of BDO USA, LLP

*31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

*31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

*32.1	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document(1)

101.SCH	XBRL Taxonomy Extension Schema Document(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

*	Filed herewith.

#	Management contract or compensatory plan or arrangement filed as an Exhibit to this report pursuant to 15(a) and 15(c) of Form 10-K.
(1)	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015, (ii) Consolidated Statements of Comprehensive Income for the Years ended December 31, 2016, December 31, 2015 and December 31, 2014, (iii) Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2016, December 31, 2015 and December 31, 2014, (iv) Consolidated Statements of Cash Flows for the Years ended December 31, 2016, December 31, 2015 and December 31, 2014, and (v) Notes to Consolidated Financial Statements.