Form 10-Q
period 2017-03-31
TechTarget Inc
filed 2017-05-10
CIK 1293282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a small reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 28, 2017, the registrant had 27,444,296 shares of common stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TECHTARGET, INC.

Consolidated Balance Sheets

Unaudited

(In thousands, except share and per share data)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$16,619	$18,485
Short-term investments	9,990	10,988
Accounts receivable, net of allowance for doubtful accounts of $2,038 and $1,961 as of March 31, 2017 and December 31, 2016, respectively	24,584	22,551
Prepaid taxes	4,020	3,961
Prepaid expenses and other current assets	2,957	1,952
Total current assets	58,170	57,937
Property and equipment, net	9,232	9,232
Long-term investments	5,743	7,801
Goodwill	93,506	93,469
Intangible assets, net	570	601
Deferred tax assets	373	139
Other assets	873	898
Total assets	$168,467	$170,077
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,442	$2,100
Current portion of term loan	7,407	6,157
Accrued expenses and other current liabilities	2,313	2,792
Accrued compensation expenses	793	698
Income taxes payable	54	122
Deferred revenue	6,948	6,079
Total current liabilities	18,957	17,948
Long-term liabilities:
Long-term portion of term loan	29,809	32,286
Deferred rent	1,981	2,080
Deferred tax liabilities	204	200
Total liabilities	50,951	52,514
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 52,696,641 shares issued and 27,429,749 shares outstanding at March 31, 2017 and 52,601,284 shares issued and 27,495,539 shares outstanding at December 31, 2016	53	52
Treasury stock, 25,266,892 shares at March 31, 2017 and 25,105,745 shares at December 31, 2016, at cost	(164,105)	(162,731)
Additional paid-in capital	297,929	296,853
Accumulated other comprehensive loss	(211)	(248)
Accumulated deficit	(16,150)	(16,363)
Total stockholders’ equity	117,516	117,563
Total liabilities and stockholders’ equity	$168,467	$170,077

See accompanying Notes to Consolidated Financial Statements.

TechTarget, Inc.

Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share data)

	For the Three Months
	Ended March 31,
	2017	2016
	(Unaudited)
Revenues:
Online	$23,409	$24,269
Events	168	762
Total revenues	23,577	25,031
Cost of revenues:
Online(1)	6,895	6,658
Events	41	535
Total cost of revenues	6,936	7,193
Gross profit	16,641	17,838
Operating expenses:
Selling and marketing(1)	10,693	11,060
Product development(1)	1,943	2,008
General and administrative(1)	3,056	3,210
Depreciation	1,091	1,020
Amortization of intangible assets	40	302
Total operating expenses	16,823	17,600
Operating (loss) income	(182)	238
Interest and other income (expense), net	(163)	(58)
(Loss) income before (benefit from) provision for income taxes	(345)	180
(Benefit from) provision for income taxes	(316)	228
Net loss	$(29)	$(48)
Other comprehensive income, net of tax:
Unrealized gain on investments (net of tax provision of $2 and $12, respectively)	$15	$22
Foreign currency translation gains	22	166
Other comprehensive income	37	188
Comprehensive income	$8	$140
Net loss per common share:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)
Weighted average common shares outstanding:
Basic	27,532	32,594
Diluted	27,532	32,594

(1)	Amounts include stock-based compensation expense as follows:

Cost of online revenues	$12	$27
Selling and marketing	950	922
Product development	34	36
General and administrative	598	565

See accompanying Notes to Consolidated Financial Statements.

TechTarget, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Three Months
	Ended March 31,
	2017	2016
	(Unaudited)
Operating Activities:
Net loss	$(29)	$(48)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,131	1,322
Provision for bad debt	205	218
Amortization of investment premiums	77	69
Stock-based compensation	1,594	1,550
Amortization of debt issuance costs	23	—
Changes in operating assets and liabilities:
Accounts receivable	(2,237)	230
Prepaid taxes, prepaid expenses and other current assets	(995)	(912)
Other assets	31	50
Accounts payable	(658)	262
Income taxes payable	(129)	(390)
Accrued expenses and other current liabilities	(486)	(637)
Accrued compensation expenses	91	59
Deferred revenue	870	696
Other liabilities	(99)	(100)
Net cash (used in) provided by operating activities	(611)	2,369
Investing activities:
Purchases of property and equipment, and other capitalized assets	(1,088)	(1,147)
Purchases of investments	(500)	—
Proceeds from sales and maturities of investments	3,500	—
Net cash provided by (used in) investing activities	1,912	(1,147)
Financing activities:
Tax withholdings related to net share settlements	(580)	(710)
Purchase of treasury shares and related costs	(1,374)	—
Payment of earnout liabilities	—	(459)
Proceeds from exercise of stock options	61	61
Term loan principal payment	(1,250)	—
Net cash used in financing activities	(3,143)	(1,108)
Effect of exchange rate changes on cash and cash equivalents	(24)	66
Net (decrease) increase in cash and cash equivalents	(1,866)	180
Cash and cash equivalents at beginning of period	18,485	14,783
Cash and cash equivalents at end of period	$16,619	$14,963
Supplemental disclosure of cash flow information:
Cash paid for taxes, net	$(185)	$463

See accompanying Notes to Consolidated Financial Statements.

TECHTARGET, INC.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data, where otherwise noted, or instances where expressed in millions)

1. Organization and Operations

TechTarget, Inc. and its subsidiaries (the “Company”) is a leading provider of specialized online content for buyers of enterprise information technology (“IT”) products and services, and a leading provider of purchase-intent marketing and sales services for enterprise technology vendors. The Company’s service offerings enable technology vendors to better identify, reach, and influence corporate IT decision makers actively researching specific IT purchases. The Company improves vendors’ ability to impact these audiences for business growth using advanced targeting, analytics, and data services complemented with customized marketing programs that integrate demand generation and brand advertising techniques. The Company operates a network of over 140 websites, each of which focuses on a specific IT sector such as storage, security, or networking. IT professionals have become increasingly specialized, and they have come to rely on the Company’s sector-specific websites for purchasing decision support. The Company’s content platform enables IT professionals to navigate the complex and rapidly changing IT landscape where purchasing decisions can have significant financial and operational consequences. At critical stages of the purchase decision process, these content offerings, through different channels, meet IT professionals’ needs for expert, peer, and IT vendor information and provide a platform on which IT vendors can launch targeted marketing campaigns which generate measurable return on investment. Based upon the logical clustering of users’ respective job responsibilities and the marketing focus of the products being promoted by the Company’s customers, the Company categorizes its content offerings to address the key market opportunities and audience extensions across a portfolio of distinct media groups: Security; Networking; Storage; Data Center and Virtualization Technologies; CIO/IT Strategy; Business Applications and Analytics; Application Architecture and Development; Channel; and TechnologyGuide.com.

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

PRC laws and regulations prohibit or restrict foreign ownership of Internet-related services and advertising businesses. To comply with these foreign ownership restrictions, the Company operates its websites and provides online advertising services in the PRC through KWIT. The Company entered into certain exclusive agreements with KWIT and its shareholders through TTGT HK, which obligated TTGT HK to absorb all of the risk of loss from KWIT’s activities and entitled TTGT HK to receive all of its residual returns. In addition, the Company entered into certain agreements with the authorized parties through TTGT HK, including Management and Consulting Services, Voting Proxy, Equity Pledge and Option Agreements. TTGT HK assigned all of its rights and obligations to the newly formed wholly foreign-owned enterprise (“WFOE”), TTGT Consulting. TTGT Consulting is established and existing under the laws of the PRC, and is wholly-owned by TTGT HK.

Based on these contractual arrangements, the Company consolidates the financial results of KWIT as required by Accounting Standards Codification (“ASC”) 810-10, Consolidation: Overall, because the Company holds all the variable interests of KWIT through TTGT Consulting, which is the primary beneficiary of KWIT. Despite the lack of technical majority ownership, there exists a parent-subsidiary relationship between the Company and the VIE through the aforementioned agreements, whereby the equity holders of KWIT assigned all of their voting rights underlying their equity interest in KWIT to TTGT Consulting. In addition, through the other aforementioned agreements, the Company demonstrates its ability and intention to continue to exercise the ability to obtain substantially all of the profits and absorb all of the expected losses of KWIT. All significant intercompany accounts and transactions between the Company, its subsidiaries, and KWIT have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted (Generally Accepted Accounting Principles, or “GAAP”) in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. All adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown, are of a normal recurring nature and have been reflected in the consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of results to be expected for any other interim periods or for the full year. The information included in these consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report and the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Reclassifications

The adoption of a recent accounting pronouncement, described in more detail in the Accounting Guidance Adopted in 2017 section below, resulted in an in immaterial adjustment to the Accumulated Deficit in the prior period Consolidated Balance Sheet and an immaterial reclassification between Operating Activities and Financing Activities in the prior period Consolidated Statement of Cash Flows.  There was no effect on the Consolidated Statement of Operations and Comprehensive Income.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to revenues, long-lived assets, goodwill, the allowance for doubtful accounts, stock-based compensation, earnouts, self-insurance accruals, and income taxes. Estimates of the carrying value of certain assets and liabilities are based on historical experience and on various other assumptions that the Company believes to be reasonable. Actual results could differ from those estimates.

Revenue Recognition

The Company generates substantially all of its revenues from the sale of targeted marketing and advertising campaigns, which are delivered via its network of websites, data analytics solutions, and, historically, events. In all cases, revenues are recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability of the resulting receivable is reasonably assured.

The majority of the Company’s online media sales involve multiple service and product offerings, which are described in more detail below. Because neither vendor-specific objective evidence of fair value nor third-party evidence of fair value exists for all elements in the Company’s bundled product offerings, the Company uses an estimated selling price which represents management's best estimate of the stand-alone selling price for each deliverable in an arrangement. The Company establishes best estimates considering multiple factors including, but not limited to, class of client, size of transaction, available media inventory, pricing strategies and market conditions. The Company believes the use of the best estimate of selling price allows revenue recognition in a manner consistent with the underlying economics of the transaction. The Company uses the relative selling price method to allocate consideration at the inception of the arrangement to each deliverable in a multiple element arrangement. The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of the deliverable's best estimated selling price. Revenues are then recognized as delivery occurs. The Company typically offers standard 30 day cancellation terms under its agreements.

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

Online Offerings

IT Deal Alert™. This suite of products and services includes IT Deal Alert: Qualified Sales Opportunities™, which profiles specific in-progress purchase projects, IT Deal Alert: Priority Engine™, which is a subscription service powered by the Company’s Activity Intelligence™ platform that integrates into salesforce.com and delivers information to allow marketers and sales personnel to identify those accounts who are actively researching new technology purchases, IT Deal Alert: Deal Data™, which is a customized solution aimed at sales intelligence and data scientist functions that makes the Company’s Activity Intelligence data directly consumable by the customer’s internal applications, and IT Deal Alert: TechTarget Research™, which is a subscription product that sources proprietary information about purchase transactions from IT professionals who are making and have recently completed these purchases. Qualified Sales Opportunities revenues are recognized when the Qualified Sales Opportunity is delivered to the Company’s customer, Priority Engine revenues are recognized ratably over the duration of the service, Deal Data revenues are recognized upon delivery of the data to the Company’s customer, and TechTarget Research revenues are recognized when the report is delivered.

Core Online. The Company’s core online offerings enable its customers to reach and influence prospective buyers through content marketing programs designed to generate demand for their solutions, and through display advertising and other brand programs that influence consideration by prospective buyers.

Demand Solutions. As part of its demand solutions campaign offerings, the Company may guarantee a minimum number of sales leads to be delivered over the course of the campaign. The Company determines the content necessary to achieve performance guarantees. Scheduled end dates of campaigns sometimes need to be extended, pursuant to the terms of the arrangement, to satisfy lead guarantees. The Company estimates a revenue reserve necessary to adjust revenue recognition for extended campaigns. These estimates are based on the Company’s experience in managing and fulfilling these offerings. The customer generally has cancellation privileges which normally require advance notice by the customer and require proportional payment by the customer for the portion of the campaign services provided by the Company. The Company recognizes revenues on duration-based campaigns ratably over the duration of the campaigns, which is usually less than six months and recognizes revenues on contracts where pricing is based on cost per lead during the period in which leads are delivered to its customers.

Brand Solutions. Brand solutions consist mostly of banner revenue, which is recognized in the period in which the banner impressions, engagements or clicks occur and microsite revenue, which is recognized over the period during which the microsites are live.

Custom Content Creation. Custom content revenues are recognized when the creation is completed and delivered to the customer.

Other. Includes list rental revenue, which is recognized in the period in which the Company delivers the customer’s content to a list of the Company’s registered members, and revenues from third-party revenue sharing arrangements, which is primarily recognized on a net basis in the period in which the services are performed.

Events

Revenues from vendor-sponsored events, whether sponsored exclusively by a single vendor or in a multi-vendor sponsored event, are recognized upon completion of the event in the period the event occurs. Historically, the majority of the Company’s events were free to qualified attendees and certain events were based on a paid attendee model, but the Company announced on February 14, 2017 that it will be phasing out its events products. The Company recognizes revenues for paid attendee events upon completion of the events.

Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue. The Company excludes from its deferred revenue and accounts receivable balances amounts for which it has billed in advance prior to the start of a campaign or the delivery of services.

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, short-term and long-term investments, accounts receivable, accounts payable, and long-term debt. With the exception of long-term debt, the carrying value of these instruments approximates their estimated fair values due to their short-term nature and liquidity. See Note 3 for further information on the fair value of the Company’s investments. The Company classifies all of its short-term and long-term investments as available-for-sale. Amounts outstanding under the Company’s long-term debt are subject to variable rates of interest based on market rates, and as such, the Company believes the carrying amount of these obligations approximates fair value.

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

Goodwill and indefinite-lived intangible assets are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life are amortized over their estimated useful lives, which range from five to ten years, using methods of amortization that are expected to reflect the estimated pattern of economic use, and are reviewed for impairment when events or changes in circumstances suggest that the assets may not be recoverable. Consistent with the Company’s determination that it has only one reporting segment, it has been determined that there is a single reporting unit and goodwill is therefore tested for impairment at the entity level. The Company performs its annual test of impairment of goodwill as of December 31st of each year and whenever events or changes in circumstances suggest that the carrying amount may not be recoverable using the two step process required by ASC 350, Intangibles – Goodwill and Other (“ASC 350”). The first step of the impairment test is to identify potential impairment by comparing the reporting unit’s fair value with its net book value (or carrying amount), including goodwill. The fair value is estimated based on a market value approach. If the fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is not performed. Whenever indicators of impairment become present, the Company would perform the second step and compare the implied fair value of the reporting unit’s goodwill, as defined by ASC 350, to its carrying value to determine the amount of the impairment loss, if any. As of December 31, 2016, there were no indications of impairment based on the step one analysis, and the Company’s estimated fair value exceeded its goodwill carrying value by a significant margin. There were no indications of impairment as of March 31, 2017.

Based on the aforementioned evaluation, the Company believes that, as of the balance sheet dates presented, none of the Company’s goodwill or other long-lived assets were impaired. The Company did not have any intangible assets with indefinite lives as of March 31, 2017 or December 31, 2016.

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

Internal-Use Software and Website Development Costs

The Company capitalizes costs incurred during the development of its website applications and infrastructure as well as certain costs relating to internal-use software. The estimated useful life of costs capitalized is evaluated for each specific project. Capitalized internal-use software and website development costs are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized only if the carrying amount of the asset is not recoverable and exceeds its fair value. The Company capitalized internal-use software and website development costs of $0.8 million and $0.7 million for the three months ended March 31, 2017 and 2016, respectively.

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

Stock-Based Compensation

The Company has two stock-based employee compensation plans which are more fully described in Note 9. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized in the Consolidated Statements of Operations and Comprehensive Income using the straight-line method over the vesting period of the award. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock option awards.

Comprehensive Income

Comprehensive income includes all changes in equity during a period, except those resulting from investments by stockholders and distributions to stockholders. The Company's comprehensive income includes changes in the fair value of the Company’s unrealized gains on available for sale securities and foreign currency translation adjustments.

There were no reclassifications out of accumulated other comprehensive income in the periods ended March 31, 2017 or 2016.

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

Net Loss Per Share

Basic earnings per share is computed based on the weighted average number of common shares and vested restricted stock awards outstanding during the period. Because the holders of unvested restricted stock awards do not have nonforfeitable rights to dividends or dividend equivalents, the Company does not consider these awards to be participating securities that should be included in its computation of earnings per share under the two-class method. Diluted earnings per share is computed using the weighted average number of common shares and vested, undelivered restricted stock awards outstanding during the period, plus the dilutive effect of potential future issuances of common stock relating to stock option and restricted stock award programs using the treasury stock method. In calculating diluted earnings per share, the dilutive effect of stock options and restricted stock awards is computed using the average market price for the respective period. In addition, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options and restricted stock awards that are in-the-money. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of stock options and restricted stock awards.

Recent Accounting Pronouncements

Accounting Guidance Adopted in 2017

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted the provisions of the new standard on January 1, 2017. Implementing the new pronouncement resulted in the Company recognizing tax benefits and tax deficiencies related to stock compensation deductions as a component of the provision for income tax expense in the reporting period in which they occur. Additionally, the Company has applied the modified retrospective adoption approach, which resulted in the Company recording deferred tax assets of approximately $0.2 million with an offsetting entry to retained earnings. ASU 2016-09 also requires the presentation of excess tax benefit from stock options as an operating activity on the consolidated statement of cash flows instead of as a financing activity, which resulted in an immaterial reclassification in the consolidated statement of cash flows for the first quarter of 2016.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements and disclosures. However, the Company anticipates that this standard will have a material impact on its financial position, primarily due to office space operating leases, for which the company will be required to recognize lease assets and lease liabilities on its Consolidated Balance Sheets. The Company will continue to assess the potential impacts of this standard, including the impact the adoption of this guidance will have on its results of operations or cash flows, if any.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge (step 2 of the goodwill impairment test) and instead requires only a one-step quantitative impairment test, performed by comparing the fair value of goodwill with its carrying amount. ASU 2017-04 is effective on a prospective basis effective for goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements and disclosures.

3. Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, short-term and long-term investments and contingent consideration. The fair value of these financial assets and liabilities was determined based on three levels of input as follows:

•	Level 1. Quoted prices in active markets for identical assets and liabilities;
•	Level 2. Observable inputs other than quoted prices in active markets; and
•	Level 3. Unobservable inputs.

The fair value hierarchy of the Company’s financial assets and liabilities carried at fair value and measured on a recurring basis is as follows:

		Fair Value Measurements at Reporting Date Using
	March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1) and commercial paper(2)	$4,394	$95	$4,299	$—
Short-term investments(2)	9,990	—	9,990	—
Long-term investments(2)	5,743	—	5,743	—
Total assets	$20,127	$95	$20,032	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$4,301	$4,301	$—	$—
Short-term investments(2)	10,988	—	10,988	—
Long-term investments(2)	7,801	—	7,801	—
Total assets	$23,090	$4,301	$18,789	$—

(1)	Included in cash and cash equivalents on the accompanying Consolidated Balance Sheets; valued at quoted market prices in active markets.
(2)

Short-term and long-term investments consist of municipal bonds, corporate bonds, U.S. Treasury securities, and government agency bonds; their fair value is calculated using an interest rate yield curve for similar instruments.

4. Cash, Cash Equivalents, and Investments

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less at date of purchase. Cash equivalents are carried at cost, which approximates their fair market value. Cash and cash equivalents consisted of the following:

	March 31, 2017	December 31, 2016
Cash	$12,225	$14,184
Money market funds and commercial paper	4,394	4,301
Total cash and cash equivalents	$16,619	$18,485

The Company’s short-term and long-term investments are accounted for as available for sale securities. These investments are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive loss, a component of stockholders’ equity, net of tax. The cumulative unrealized loss, net of taxes, was $15 and $30 as of March 31, 2017 and December 31, 2016, respectively. Realized gains and losses on the sale of these investments are determined using the specific identification method. There were no realized gains or losses during the three months ended March 31, 2017 or 2016.

Short-term and long-term investments consisted of the following:

	March 31, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term and long-term investments:
U.S. Treasury securities	$1,998	$—	$(2)	$1,996
Government agency bonds	2,509	1	(3)	2,507
Municipal bonds	8,744	—	(17)	8,727
Corporate bonds	2,506	—	(3)	2,503
Total short-term and long-term investments	$15,757	$1	$(25)	$15,733

	December 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term and long-term investments:
U.S. Treasury securities	$1,998	$—	$(1)	$1,997
Government agency bonds	5,012	1	(2)	5,011
Municipal bonds	9,817	—	(42)	9,775
Corporate bonds	2,009	—	(3)	2,006
Total short-term and long-term investments	$18,836	$1	$(48)	$18,789

The Company had twenty four debt securities in an unrealized loss position at March 31, 2017. All of these securities have been in such a position for no more than eight months. The unrealized loss on those securities was approximately $25 and the fair value was $14.7 million. At March 31, 2016, the Company had seven debt securities in an unrealized loss position, and the unrealized loss on those securities was immaterial and the fair value was $9.0 million at that date. The Company uses specific identification when reviewing these investments for impairment. Because the Company does not intend to sell the investments that are in an unrealized loss position and it is not likely that the Company will be required to sell any investments before recovery of their cost basis, the Company does not consider those investments with an unrealized loss to be other-than-temporarily impaired at March 31, 2017.

The Company’s investments have contractual maturity dates that range from May 2017 to January 2019. All income generated from these investments is recorded as interest income.

5. Intangible Assets

The following table summarizes the Company’s intangible assets, net:

		As of March 31, 2017
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer, affiliate and advertiser relationships	5–9	$6,839	$(6,825)	$14
Developed websites, technology and patents	10	1,196	(740)	456
Trademark, trade name and domain name	5–8	1,756	(1,675)	81
Proprietary user information database and Internet traffic	5	1,153	(1,134)	19
Total intangible assets		$10,944	$(10,374)	$570

		As of December 31, 2016
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer, affiliate and advertiser relationships	5–9	$6,826	$(6,807)	$19
Developed websites, technology and patents	10	1,178	(705)	473
Trademark, trade name and domain name	5–8	1,749	(1,664)	85
Proprietary user information database and Internet traffic	5	1,146	(1,122)	24
Total intangible assets		$10,899	$(10,298)	$601

Intangible assets are amortized over their estimated useful lives, which range from five to ten years, using methods of amortization that are expected to reflect the estimated pattern of economic use. The remaining amortization expense will be recognized over a weighted-average period of approximately 3.18 years. Amortization expense was $40 and $0.3 million for the three months ended March 31, 2017 and 2016, respectively. Amortization expense is recorded within operating expenses as the intangible assets consist of customer-related assets which generate website traffic that the Company considers to be in support of selling and marketing activities. The Company did not write off any fully amortized intangible assets in the first quarter of 2017. The Company wrote off $0.1 million of fully amortized intangible assets in the first quarter of 2016. The change in the gross carrying amount of intangible assets during the three months ended March 31, 2017 was due to foreign currency translation gains and losses.

The Company expects amortization expense of intangible assets to be as follows:

Years Ending December 31:	Amortization Expense
2017 (April 1st – December 31st)	$120
2018	99
2019	83
2020	70
2021	85
Thereafter	113
$570

6. Net Loss Per Common Share

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share is as follows:

	For the Three Months
	Ended March 31,
	2017	2016
Numerator:
Net loss	$(29)	$(48)
Denominator:
Basic:
Weighted average shares of common stock and vested, undelivered restricted stock awards outstanding	27,532,277	32,594,064
Diluted:
Weighted average shares of common stock and vested, undelivered restricted stock awards outstanding	27,532,277	32,594,064
Effect of potentially dilutive shares (1)	—	—
Total weighted average shares of common stock and vested, undelivered restricted stock awards outstanding and potentially dilutive shares	27,532,277	32,594,064
Net Loss Per Share:
Basic net loss per share	$(0.00)	$(0.00)
Diluted net loss per share	$(0.00)	$(0.00)

(1)

In calculating diluted net loss per share, 0.4 million  shares related to outstanding stock options and unvested, undelivered restricted stock awards were excluded for each of the three months ended March 31, 2017 and 2016 because they were anti-dilutive. Additionally, shares used to calculate diluted net loss per share exclude the 0.6 million shares related to outstanding stock options and unvested restricted stock awards from the three months ended March 31, 2017 that would have been dilutive if the Company had reported net income during that period.

7. Term Loan Agreement

On May 9, 2016, the Company entered into a Senior Secured Credit Facilities Credit Agreement for a term loan (the “Term Loan Agreement”). Under the Term Loan Agreement, the Company borrowed and received $50 million in aggregate principal amount pursuant to a five-year term loan (the “Term Loan”). The borrowings under the Term Loan Agreement are secured by a lien on substantially all of the assets of the Company, including a pledge of the stock of certain of its wholly-owned subsidiaries. As of March 31, 2017, the carrying amount of the Term Loan was $37.2 million.

At the Company’s option, the Term Loan Agreement bears interest at either an annual rate of 1.50% plus the higher of (a) the Prime Rate in effect on such day and (b) the Federal Funds Effective Rate in effect on such day plus 0.50%, or the London Interbank Offered Rate (“LIBOR”) plus 2.50%.  The applicable interest rate was 3.31% at March 31, 2017, representing LIBOR plus the applicable margin of 2.50%.  Interest expense under the Term Loan Agreement was $0.3 million during the three months ended March 31, 2017, which includes non-cash interest expense of $23 related to the amortization of deferred issuance costs. During the three months ended March 31, 2017, the Company made principal payments totaling $1.3 million. During the fiscal year ended December 31, 2016, the Company made principal payments totaling $11.3 million which included a $10.0 million pre-payment in excess of the contractual amounts due.

The Term Loan Agreement requires us to maintain compliance with certain covenants, including leverage and fixed charge coverage ratio covenants. At March 31, 2017, the Company was in compliance with all covenants under the Term Loan Agreement.

8. Commitments and Contingencies

Operating Leases

The Company conducts its operations in leased office facilities under various noncancelable operating lease agreements that expire through December 2021. The Company leases approximately 110,000 square feet of office space in Newton, Massachusetts under three separate coterminous leases (the “Newton Leases”), which expire in February 2020.    Certain of the Newton Leases contain rent concessions, which the Company is receiving over the life of the Newton Leases.

Certain of the Company’s operating leases include lease incentives and escalating payment amounts and are renewable for varying periods. The Company is recognizing the related rent expense on a straight-line basis over the term of the lease, taking into account the lease incentives and escalating lease payments. Total rent expense under the Company’s leases was approximately $1.1 million for the each of the first quarter of 2017 and 2016.

Future minimum lease payments under the Company’s noncancelable operating leases at March 31, 2017 are as follows:

Years Ending December 31:	Minimum Lease Payments
2017 (April 1st – December 31st)	$3,588
2018	4,990
2019	4,922
2020	975
2021	390
$14,865

Litigation

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At March 31, 2017 and December 31, 2016, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

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

The Company has reserved for issuance an aggregate of 2,911,667 shares of common stock under the 2007 Plan plus an additional annual increase to be added automatically on January 1 of each year, beginning on January 1, 2008, equal to the lesser of (a) 2% of the outstanding number of shares of common stock (on a fully-diluted basis) on the immediately preceding December 31 and (b) such lower number of shares as may be determined by the compensation committee of the Board. The number of shares available for issuance under the 2007 Plan is subject to adjustment in the event of a stock split, stock dividend or other change in capitalization. Generally, shares that are forfeited or canceled from awards under the 2007 Plan also will be available for future awards. To date, 8,224,334 shares have been added to the 2007 Plan in accordance with the automatic annual increase. In addition, shares subject to stock options returned to the 1999 Plan, as a result of their expiration, cancellation or termination, are automatically made available for issuance under the 2007 Plan. As of March 31, 2017, a total of 3,699,551 shares were available for grant under the 2007 Plan. The 2007 Plan will expire in May 2017, and the Company is proposing a new plan in conjunction with its annual meeting of stockholders, which is scheduled to be held on June 16, 2017.

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

A summary of the stock option activity under the Company’s stock option plans for the three months ended March 31, 2017 is presented below:

Year-to-Date Activity	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2016	861,380	$9.42
Granted	—	—
Exercised	(12,375)	4.96
Forfeited	—	—
Cancelled	—	—
Options outstanding at March 31, 2017	849,005	$9.48	1.99	$1,486
Options exercisable at March 31, 2017	849,005	$9.48	1.99	$1,486
Options vested or expected to vest at March 31, 2017	849,005	$9.48	1.99	$1,486

During the three months ended March 31, 2017 and 2016 the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was not material. The total amount of cash received from exercise of these options was approximately $0.1 million during each of the three months ended March 31, 2017 and 2016.

Restricted Stock Awards

Restricted stock awards are valued at the market price of a share of the Company’s common stock on the date of the grant. A summary of the restricted stock award activity under the 2007 Plan for the three months ended March 31, 2017 is presented below:

Year-to-Date Activity	Shares	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Nonvested outstanding at December 31, 2016	1,640,790	$8.54
Granted	—	—
Vested	—	—
Forfeited	(13,000)	7.96
Nonvested outstanding at March 31, 2017	1,627,790	$8.54	$14,699

There were no restricted stock awards that vested during the three months ended March 31, 2017.

As of March 31, 2017, there was $9.9 million of total unrecognized compensation expense related to stock options and restricted stock awards which is expected to be recognized over a weighted average period of 1.7 years.

10. Stockholders’ Equity

Reserved Common Stock

As of March 31, 2017, the Company has reserved 6,226,345 shares of common stock for use in settling outstanding options and unvested restricted stock awards that have not been issued as well as future awards available for grant under the 2007 Plan.

Tender Offer

On May 10, 2016, the Company commenced a tender offer (the “Tender Offer”) to purchase up to 8.0 million shares of its common stock, representing approximately 24.8% of the shares of TechTarget’s common stock issued and outstanding at that time, at a price of $7.75 per share.

The Tender Offer expired on June 8, 2016. In accordance with the terms of the Tender Offer, the Company accepted for purchase 5,237,843 shares of its common stock for a purchase price of $7.75 per share, or a total of $40.6 million. Repurchased shares were recorded under the cost method and are reflected as treasury stock in the accompanying Consolidated Balance Sheets. The total cost of the Tender Offer was $40.8 million, which included approximately $0.2 million in costs directly attributable to the purchase of shares pursuant to the Tender Offer. In connection with the Tender Offer, TCV V, L.P., TCV Member Fund, L.P. (along with TCV V, L.P., referred to as the “TCV Funds”) and TCV Management 2004, L.L.C. (“TCM 2004”), each a related party, collectively tendered 3,379,249 shares of the Company’s common stock in the aggregate. Jay Hoag, a member of the Board at the time of the Tender Offer, was also a member of the general partner of the TCV Funds and a member of TCM 2004, which at the time was estimated to hold more than 5% of the voting securities of the Company. Additionally, Rogram LLC, a related party, tendered 308,713 shares in connection with the Tender Offer. Roger Marino, a member of the Board, indirectly controls shares in Rogram LLC.

Common Stock Repurchase Program

In June 2016, the Company announced that the Board had authorized a $20 million stock repurchase program (the “June 2016 Repurchase Program”), whereby the Company is authorized to repurchase the Company’s common stock from time to time on the open market or in privately negotiated transactions at prices and in the manner that may be determined by the Board.  During the three months ended March 31, 2017, the Company repurchased 161,147 shares of common stock for an aggregate purchase price of $1.4 million pursuant to the June 2016 Repurchase Program.

Repurchased shares are recorded under the cost method and are reflected as treasury stock in the accompanying Consolidated Balance Sheets. All share repurchases were funded with cash on hand.

On May 5, 2017, the Company’s Board reauthorized the common stock repurchase program to allow the Company to use the remaining balance of the unused authorization under the 2016 Repurchase Program after its original expiration in June 2017. The reauthorized program will allow the Company to repurchase its common stock from time to time on the open market or in privately negotiated transactions at prices and in the manner that may be determined by management. The reauthorized program has no time limit and may be suspended at any time. Additionally, the Company may establish, from time to time, 10b5-1 trading plans that will provide flexibility as it buys back its shares.

11. Income Taxes

The Company’s effective income tax rate before discrete items was 45.6% and 40.2% for the three months ended March 31, 2017 and 2016, respectively. The higher rate in 2017, as compared to 2016 was primarily due to an increase in non-deductible expenses in the U.S. for 2017, largely related to stock-based compensation and officers’ compensation.   The Company measures its interim period tax expense using an estimated annual effective tax rate and adjustments for discrete taxable events that occur during the interim period. The estimated annual effective income tax rate is based upon the Company’s estimations of annual pretax-income, the geographic mix or pre-tax income, and its interpretations of tax laws.  The Company updates the estimate of its annual effective tax rate at the end of each quarterly period. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

In the first quarter of 2017, the Company adopted ASU 2016-09, which requires that all excess tax benefits and tax deficiencies related to stock compensation be recognized as income tax expense or benefit in the income statement in the period incurred. The Company recognized income tax benefits for discrete items, including excess deductions, of $0.1 million during the three months ended March 31, 2017 and of an immaterial amount during the three months ended March 31, 2016. As part of adopting ASU 2016-09, the Company recorded deferred tax assets for the federal and state excess tax benefit net operating losses in the amount of $0.2 million, with an offsetting entry to retained earnings.

12. Segment Information

The Company views its operations and manages its business as one operating segment based on factors such as how the Company manages its operations and how its executive management team reviews results and makes decisions on how to allocate resources and assess performance.

Geographic Data

Net sales to unaffiliated customers by geographic area were as follows:

	Three Months Ended March 31,
	2017	2016
United States	$17,185	$18,901
United Kingdom	$2,395	$2,635
Other international	3,997	3,495
Total	$23,577	$25,031

Long-lived assets by geographic area were as follows:

	March 31, 2017	December 31, 2016
United States	$98,131	$98,330
International	5,177	4,972
Total	$103,308	$103,302

Net sales to unaffiliated customers by geographic area is based on the customers’ current billing addresses, and does not consider the geo-targeted (target audience) location of the campaign.  Long-lived assets are comprised of property and equipment, net; goodwill; and intangible assets, net. No single country outside of the U.S. accounted for 10% or more of the Company’s long-lived assets during either of these periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including those discussed below in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2016 under Part I, Item 1A,“Risk Factors”, and in the other documents we file with the Securities and Exchange Commission. Please refer to our “Forward-Looking Statements” section on page 34.

Overview

Background

We are a Delaware corporation incorporated on September 14, 1999.  Through continued innovation around our specialized online content for buyers of enterprise information technology (“IT”), we have become a global leader in purchase intent-driven marketing and sales services that deliver business impact for enterprise technology vendors.  Our offerings enable technology vendors to better identify, reach and influence corporate IT decision makers actively researching specific IT purchases. We improve vendors’ ability to impact these audiences for business growth using advanced targeting, analytics, and data services complemented with customized marketing programs that integrate demand generation and brand marketing and advertising techniques.

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

We had approximately 18.3 million and 17.2 million registered members – our “audiences” – as of March 31, 2017 and 2016, respectively. While the size of our registered user base does not provide direct insight into our customer numbers or our revenues, the value of our services sold to our customers is a direct result of the breadth and reach of this content footprint. This footprint creates the opportunity for our clients to gain business leverage by targeting our audiences through customized marketing programs. Likewise, the behavior exhibited by these audiences enables us to provide our customers with data products to improve their marketing and sales efforts. The targeted nature of our user base enables IT vendors to reach a specialized audience efficiently because our content is highly segmented and aligned with the IT vendors’ specific products. With it, we have developed a broad customer base, and now deliver marketing and sales services programs to approximately 1,300 customers annually.

Executive Summary

Our revenues for the three months ended March 31, 2017 declined approximately 6%, to $23.6 million, compared with the same period in 2016. IT Deal AlertTM revenues were up 52% in the first quarter of 2017, compared to the first quarter of 2016, and quarterly IT Deal Alert revenues topped $10 million for the first time. Revenue from our Priority EngineTM and Deal DataTM products were up 162% in the first quarter of 2017, compared to the first quarter of 2016, and the number of IT Deal Alert customers in the first quarter of 2017 was up 62% from the first quarter of 2016, to approximately 450 customers.  We had 61 new Priority Engine customers in the first quarter of 2017 and we had a successful launch of Priority Engine outside North America, with 55 international customers utilizing the service in the first quarter of 2017.

We continue to have success selling annual deals and in the first quarter of 2017, 18% of our revenue was derived from annual contracts. The amount of revenue that we derived from long term contracts in the first quarter of 2017 was more than the double the amount that we recognized in the first quarter of 2016.

While the news on IT Deal Alert has been consistently positive, the macro headwinds that we are facing continue to stubbornly persist. These include a weak IT spending environment, a strong U.S. dollar dampening markets outside of North America and some of our largest customers in the middle of merger integrations. Those factors continue to show up in our core numbers. Core revenue was down 25% in the first quarter of 2017, compared to the first quarter of 2016.  Our core revenues declined $2.4 million in the quarter from ten of our largest customers, as they are the ones most affected by the conditions mentioned above. Core revenues from the four accounts that are transitioning through complex post-merger consolidation and integration transactions were down approximately 50% in the quarter. While this situation is beyond our control and the visibility is limited, our experience has shown that after the corporate consolidation and integration process completed, marketing budgets recover. If history holds to form, those four accounts will do better in the second half of this year. These declines in revenues from these large customers also contributed to declines in our online international geo-targeted revenues, where our target audience is outside North America (“International”), which declined 2% compared to the prior year.

As indicated, online international geo-targeted revenues, where our target audience is outside North America (“International”), declined 2% compared with the prior year period, driven by a decrease in core online sales, primarily from our largest customers, which was offset in part by International IT Deal Alert growth. The weakness in core online was distributed across Europe, the Middle East, and Africa (“EMEA”), Asia Pacific (“APAC”) and Latin America.

Gross margin was 71% for each of the three months ended March 31, 2017 and 2016. Online gross profit decreased by $1.1 million, primarily attributable to the decline in online revenues as compared to the same period a year ago. Events gross profit decreased by $0.1 million, primarily as a result of the decreased events revenues as compared to the same period in the prior year. We announced on February 14, 2017 that we will be phasing out our events products.

Business Trends

The following discussion highlights key trends affecting our business.

•

Macro-economic Conditions and Industry Trends.  Because most of our customers are IT vendors, the success of our business is intrinsically linked to the health, and subject to the market conditions, of the IT industry. In the three months ended March 31, 2017, we did not see any meaningful improvement in the IT market and many of our customers continue to be revenue-challenged. This fact, coupled with our largest clients’ corporate post-merger consolidation and integration efforts, as well as caution because of foreign currency concerns, has continued to put pressure on marketing budgets.  Our growth continues to be driven in large part by the return on the investments we made in our data analytics suite of products, IT Deal Alert, which continues to drive market share gains for us. While we will continue to invest in this growth area, management will continue to carefully control discretionary spending such as travel and entertainment, and the filling of new and replacement positions, in an effort to maintain profit margins and cash flows.

•

Brexit.  The announcement of the results of the United Kingdom’s referendum in which voters approved an exit of the United Kingdom from the European Union, commonly referred to as “Brexit,” has resulted in significant general economic uncertainty as well as volatility in global stock markets and currency exchange rate fluctuations. On March 29, 2017, the United Kingdom formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The stock and currency market activity has resulted in the further strengthening of the United States (“U.S.”) dollar against certain foreign currencies. The announcement and impact of Brexit may create further global economic uncertainty, which may cause a subset of our customers to more closely monitor their costs in the affected region.  In addition, there could be further uncertainty as the United Kingdom negotiates the future terms of its relationship with the European Union and its member states on a variety of levels.  Our revenues generated from customers who have billing addresses within the United Kingdom were approximately 10% of our total revenues for the three months ended March 31, 2017.

•

Customer Demographics. Due to the impact of the strong U.S. dollar on foreign currency, our large multi-national customers, who generate a significant amount of their revenue outside the U.S., continue to be cautious.  In the three months ended March 31, 2017, online revenues from our top 12 global customers, which have the most international exposure, increased slightly compared to the same period a year ago.  Online revenues from our mid-sized customers (our next largest 100 customers, who have less exposure internationally) decreased by approximately 8% compared to the same period a year ago.  Online revenues attributable to our smaller customers, which tend to be venture capital-backed start-ups that primarily operate in North America, decreased by approximately 4% over the prior year period.  All three customer segments continued to report a challenging environment, and this translated into our customers remaining cautious with their marketing expenditures.

Our key strategic initiatives include:

•

Geographic – During the three months ended March 31, 2017, approximately 31% of our online revenues were derived from International campaigns. International marketing budgets continue to be challenged by the effects of the strong dollar and the uncertainty caused by Brexit. International results were also impacted by the large corporate post-merger consolidation and integration efforts noted above. We rolled out Priority Engine™ in Europe in the third quarter of 2016, and we launched Priority Engine in APAC during the fourth quarter of 2016.

•

Product – IT Deal Alert revenues were approximately $10.4 million in the three months ended March 31, 2017, up from approximately $6.8 million in the same period in 2016. This includes International IT Deal Alert revenues of $2.2 million, which is also included in International revenues as discussed above. In the first quarter of 2017, we had approximately 450 active customers utilizing our IT Deal Alert products and services; up from 277 customers in the first quarter of 2016. We expect IT Deal Alert to continue to be a meaningful growth driver through 2017.

Our core online revenues were down 25% in the first quarter of 2017 compared to the first quarter of 2016, which was disproportionately driven by our largest spenders.

Sources of Revenues

Revenue changes for the three month period ended March 31, 2017, as compared to the same period in 2016, were as follows:

	Three Months Ended March 31,
			2017 vs.
			2016
	2017	2016	% change
	($ in thousands)
Total Online	$23,409	$24,269	(4)%
Total Online by Geographic Area:
North America:
North America IT Deal Alert	8,168	5,693	43%
North America Core Online	8,078	11,262	(28)%
Total North America Online	16,246	16,955	(4)%
International:
International IT Deal Alert	2,203	1,117	97%
International Core Online	4,960	6,197	(20)%
Total International Online	7,163	7,314	(2)%
Total Online by Product:
IT Deal Alert:
North America IT Deal Alert	8,168	5,693	43%
International IT Deal Alert	2,203	1,117	97%
Total IT Deal Alert	10,371	6,810	52%
Core Online:
North America Core Online	8,078	11,262	(28)%
International Core Online	4,960	6,197	(20)%
Total Core Online	13,038	17,459	(25)%
Total Events	$168	$762	(78)%
Total Revenues	$23,577	$25,031	(6)%

We sell customized marketing programs to IT vendors targeting a specific audience within a particular IT sector or sub-sector. We maintain multiple points of contact with our customers to provide support throughout their organizations and their customers’ IT sales cycles. As a result, our customers often run multiple advertising programs with us in order to target their desired audience of IT professionals more effectively. There are multiple factors that can impact our customers’ marketing and advertising objectives and spending with us, including but not limited to, IT product launches, increases or decreases to their advertising budgets, the timing of key industry marketing events, responses to competitor activities and efforts to address specific marketing objectives such as creating brand awareness or generating sales leads. Our products and services are generally delivered under short-term contracts that run for the length of a given program, typically less than six months. In 2016, we began to enter into annual contracts with certain customers, and in the quarter ended March 31, 2017, approximately 18% of our online revenues were from long-term contracts of approximately 12 months. In the three months ended March 31, 2017, demand generation and brand advertising remained our primary sources of revenues, while data analytics-driven intelligence solutions, driven by growth in our IT Deal Alert products and services, contributed approximately 44% of online revenues as compared with approximately 28% for the same period in 2016.

The majority of our revenues are derived from the delivery of our online offerings. Online revenues represented 99% of total revenues for the three months ended March 31, 2017, as compared with 97% of total revenues for the three months ended March 31, 2016. As previously disclosed, we have phased out our events product line.

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

•

IT Deal Alert: Qualified Sales Opportunities™. Qualified Sales Opportunities is a product that profiles specific in-progress purchase projects, including information on scope and purchase considerations, in approximately 100 technology-specific segments.

•

IT Deal Alert: Priority Engine.  Priority Engine is a subscription service powered by our Activity Intelligence™ platform, which integrates with salesforce.com and a leading marketing automation system from Marketo, Inc. The service delivers information that enables marketers and sales personnel to identify and understand accounts and individuals actively researching new technology purchases and then to engage those active prospects within the organizations that are relevant to the purchase. We sell this service in approximately 200 technology-specific segments which our customers use for demand generation, account-based marketing and other marketing and sales activities.

•

IT Deal Alert: Deal Data™. Deal Data is a customized solution aimed at sales intelligence and data scientist functions within our customer organizations.  It renders our Activity Intelligence data directly consumable by the customer's internal applications.

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

Demand Solutions. Our suite of demand solutions offerings allows IT vendors to maximize return on investment by capturing sales leads from the distribution and promotion of content to our audience of IT professionals. All of our demand solutions campaigns offer the Activity Intelligence Dashboard, a tool that gives our customers’ marketers and sales representatives a near real-time view of their prospects including insights on the research activities of technology buying teams at the individual, team and account levels. Demand solutions offerings may also include an additional service, TechTarget Re-Engage™, which helps both technology marketers and their sales teams to identify highly active prospects, detect emerging projects, retarget interested buying teams, and accelerate engagement with specific accounts.

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

Custom Content Creation. We will at times create white papers, case studies, webcasts, or videos to our customers’ specifications through our Custom Content team. These customized content assets are then promoted to our audience within both demand solutions and brand solutions programs.

Events

Events revenues represented 1% of total revenues for the three months ended March 31, 2017, as compared with 3% of total revenues for the three months ended March 31, 2016. Historically, we have operated a select number of face-to-face events, the majority of which are free to IT professionals and are sponsored by IT vendors. In 2017, we will cease to offer these services to our customers and focus our efforts on enhancing our data driven product offerings and working with our customers to gain the fullest advantage that our data-driven products can offer.

Cost of Revenues, Operating Expenses and Other

Expenses consist of cost of online and event revenues, selling and marketing, product development, general and administrative, depreciation, amortizationof intangible assets, and interest and other income (expense), net. Personnel-related costs are a significant component of each of these expense categories except for depreciation, amortization, and interest and other income (expense), net.

Cost of Online Revenues. Cost of online revenues consist primarily of: salaries and related personnel costs; member acquisition expenses (primarily keyword purchases from leading Internet search sites); freelance writer expenses; website hosting costs; vendor expenses associated with the delivery of webcast, podcast, videocast and similar content, and other offerings; stock-based compensation expenses; facility expenses, and other related overhead.

Cost of Events Revenues. Cost of events revenues consist primarily of: direct expenses, including site, food and beverages for the event attendees and event speaker expenses; salaries and related personnel costs; travel-related expenses; facility expenses, and other related overhead.

Selling and Marketing. Selling and marketing expenses consist primarily of: salaries and related personnel costs; sales commissions; travel-related expenses; stock-based compensation expenses; facility expenses and other related overhead. Sales commissions are recorded as expense when earned by the employee, based on recorded revenues.

Product Development. Product development includes the creation and maintenance of our network of websites, advertiser offerings and technical infrastructure. Product development expense consists primarily of salaries and related personnel costs; stock-based compensation expenses; facility expenses, and other related overhead.

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

Amortization of Intangible Assets. Amortization of intangible assets expense consists of the amortization of intangible assets recorded in connection with our acquisitions. Separable intangible assets that are not deemed to have an indefinite life are amortized over their estimated useful lives, which range from five to ten years, using methods that are expected to reflect the estimated pattern of economic use.

Interest and Other Income (Expense), Net. Interest expense, net consists primarily of interest costs and the related amortization of deferred issuance costs on amounts borrowed under our Senior Secured Credit Facilities Credit Agreement for a term loan (“Term Loan Agreement”) and amortization of premiums on our investments, less any interest income earned on cash, cash equivalents, and short-term and long-term investments. We historically have invested our cash in money market accounts, municipal bonds, government agency bonds, U.S Treasury securities and corporate bonds. Other expense, net consists of non-operating gains or losses, primarily related to realized and unrealized foreign currency gains and losses on trade assets and liabilities.

Application of Critical Accounting Policies and Use of Estimates

The discussion of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenues, long-lived assets, goodwill, allowance for doubtful accounts, stock-based compensation, contingent liabilities, self-insurance accruals and income taxes. We based our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe to be reasonable. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Our actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments used in the preparation of our consolidated financial statements. See the notes to our consolidated financial statements for information about these critical accounting policies as well as a description of our other accounting policies.

Revenue Recognition

We generate substantially all of our revenues from the sale of targeted marketing and advertising campaigns, which we deliver via our network of websites, data analytics solutions, and, historically, events. In all cases, we recognize revenues only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability of the resulting receivable is reasonably assured.

Although each of our online media offerings can be sold separately, most of our online media sales involve multiple online offerings. Because objective evidence of fair value does not exist for all elements in our bundled product offerings, we use a best estimate of selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of fair value. We establish best estimates considering multiple factors including, but not limited to, class of client, size of transaction, available media inventory, pricing strategies and market conditions. We believe the use of the best estimate of selling price allows revenue recognition in a manner consistent with the underlying economics of the transaction. We apply a relative selling price method to allocate arrangement consideration at the inception of the arrangement to each deliverable in a multiple element arrangement. Revenues are then recognized as delivery occurs.

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

Online Offerings

IT Deal Alert. IT Deal Alert is a suite of products and services for IT vendors which includes Qualified Sales Opportunities, Priority Engine, Deal Data and TechTarget Research. Qualified Sales Opportunities revenues are recognized when the Qualified Sales Opportunity is delivered to the customer, Priority Engine revenues are recognized ratably over the duration of the service, Deal Data revenues are recognized upon delivery of the data to the customer, and TechTarget Research revenues are recognized when the product is delivered.

Core Online. Our core online offerings enable our customers to reach and influence prospective buyers through content marketing programs designed to generate demand for their solutions, and through display advertising and other brand programs that influence consideration by prospective buyers.

Demand Solutions. As part of our demand solutions campaign offerings, we may guarantee a minimum number of qualified leads to be delivered over the course of the campaign. We determine the content necessary to achieve performance guarantees. Scheduled end dates of campaigns sometimes need to be extended, pursuant to the terms of the arrangement, to satisfy lead guarantee obligations. We estimate a revenue reserve necessary to adjust revenue recognition for extended campaigns. These estimates are based on our experience in managing and fulfilling these offerings. The customer has cancellation privileges which generally require advance notice by the customer and require proportional payment by the customer for the portion of the campaign period that has been provided. We recognize revenues from duration-based campaigns over the duration of the campaign, which is typically less than six months, and recognize revenues from cost per lead marketing services during the period in which leads are delivered to our customers.

Brand Solutions. Brand solutions consist mostly of banner revenues, which are recognized in the period in which the banner impressions, engagements or clicks occur and microsite revenues, which are recognized over the period during which the microsites are live.

Custom Content. Custom content revenues are recognized when the creation is completed and delivered to the customer.

Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue.

Events

We recognize revenues from events in the period in which the event occurs. The majority of our events are free to qualified attendees; however, certain events are based on a paid attendee model. We recognize revenues for paid attendee events upon completion of the event.

Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue.

Long-Lived Assets

Our long-lived assets consist primarily of property and equipment, capitalized software, goodwill and other intangible assets. Goodwill and other intangible assets have arisen principally from our acquisitions. The amount assigned to intangible assets is subjective and based on our estimates of the future benefit of the intangible assets using accepted valuation techniques, such as discounted cash flow and replacement cost models. Our long-lived assets, other than goodwill, are amortized or depreciated over their estimated useful lives, which we determine based on the consideration of several factors including the period of time the asset is expected to remain in service. Intangible assets are amortized over their estimated useful lives, which range from five to ten years, using methods of amortization that are expected to reflect the estimated pattern of economic use. Consistent with our determination that we have only one reporting segment, we have determined that there is a single reporting unit and therefore test goodwill for impairment at the entity level. We evaluate the carrying value and remaining useful lives of long-lived assets, other than goodwill, whenever indicators of impairment are present. We evaluate the carrying value of goodwill annually using the two step process required by Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other (“ASC 350”). The first step of the impairment test is to identify potential impairment by comparing the reporting unit’s fair value with its net book value (or carrying amount), including goodwill. The fair value is estimated based on a market value approach. If the fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is not performed. Whenever indicators of impairment are present, we would perform the second step and compare the implied fair value of the reporting unit’s goodwill, as defined by ASC 350, to its carrying value to determine the amount of the impairment loss, if any. As of December 31, 2016, the date of our last goodwill impairment review, there were no indications of impairment based on our step one analysis, and our estimated fair value exceeded our carrying value by a significant margin. There was no indication of impairment in our goodwill or intangible assets at March 31, 2017.

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, short-term and long-term investments, accounts receivable, accounts payable, and long-term debt. With the exception of long-term debt, the carrying value of these instruments approximates their estimated fair values due to their short-term nature and liquidity. Amounts outstanding under our long-term debt are subject to variable rates of interest based on current market rates and, as such, we believe the carrying amount of these obligations approximates fair value.

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

The allowance for doubtful accounts was $2.0 million at each of March 31, 2017 and December 31, 2016.

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

Internal-Use Software and Website Development Costs

We capitalize costs of materials, consultants and compensation and related expenses of employees who devote time to the development of internal-use software and website applications and infrastructure involving developing software to operate our websites.  We begin to capitalize our costs to develop software and website applications when planning stage efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended.  Our judgment is required in determining the point at which various projects enter the state at which costs may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized, which is generally four years. To the extent that we change the manner in which we develop and test new features and functionalities related to our websites, assess the ongoing value of capitalized assets or determine the estimated useful lives over which the costs are amortized, the amount of website development costs we capitalize and amortize in future periods would be impacted. We review capitalized internal-use software and website development costs for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We would recognize an impairment loss only if the carrying amount of the asset is not recoverable and exceeds its fair value. We capitalized internal-use software and website development costs of $0.8 million and $0.7 million for the three months ended March 31, 2017 and 2016, respectively.

Income Taxes

We are subject to income taxes in both the U.S. and foreign jurisdictions, and we use estimates in determining our provision for income taxes. We recognize deferred tax assets and liabilities based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates.

Our deferred tax assets are comprised primarily of book to tax differences on stock-based compensation and timing of deductions for deferred rent, accrued expenses, depreciation and amortization. As of March 31, 2017, we had state net operating loss (“NOL”) carryforwards of approximately $1.3 million which expire at various dates through 2033. We also had foreign NOL carryforwards of $1.0 million, which may be used to offset future taxable income in foreign jurisdictions until they expire at various dates through 2021. The deferred tax assets related to the foreign NOL carryforwards have been fully offset by a valuation allowance.

Net Loss Per Share

We calculate basic earnings per share (“EPS”) by dividing earnings available to common shareholders for the period by the weighted average number of common shares and vested, undelivered restricted stock awards outstanding during the period. Because the holders of unvested restricted stock awards do not have nonforfeitable rights to dividends or dividend equivalents, we do not consider these awards to be participating securities that should be included in our computation of EPS under the two-class method. Diluted EPS is computed using the weighted-average number of common shares and vested, undelivered restricted stock awards outstanding during the period, plus the dilutive effect of potential future issuances of common stock relating to stock option and restricted stock award programs using the treasury stock method. In calculating diluted EPS, the dilutive effect of stock options and restricted stock awards is computed using the average market price for the respective period. In addition, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options and restricted stock awards that are in-the-money. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of stock options and restricted stock awards.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended March 31,
	2017		2016
	($ in thousands)
Revenues:
Online	$23,409	99%	$24,269	97%
Events	168	1%	762	3%
Total revenues	23,577	100%	25,031	100%
Cost of revenues:
Online	6,895	29%	6,658	27%
Events	41	0%	535	2%
Total cost of revenues	6,936	29%	7,193	29%
Gross profit	16,641	71%	17,838	71%
Operating expenses:
Selling and marketing	10,693	45%	11,060	44%
Product development	1,943	8%	2,008	8%
General and administrative	3,056	13%	3,210	13%
Depreciation	1,091	5%	1,020	4%
Amortization of intangible assets	40	0%	302	1%
Total operating expenses	16,823	71%	17,600	70%
Operating (loss) income	(182)	(1)%	238	1%
Interest and other income (expense), net	(163)	(1)%	(58)	(0)%
(Loss) income before (benefit from) provision for income taxes	(345)	(1)%	180	1%
(Benefit from) provision for income taxes	(316)	(1)%	228	1%
Net loss	$(29)	(0)%	$(48)	(0)%

Comparison of Three Months Ended March 31, 2017 and 2016

Revenues

	Three Months Ended March 31,
	2017	2016	Increase (Decrease)	Percent Change
	($ in thousands)
Revenues:
Online	$23,409	$24,269	$(860)	(4)%
Events	168	762	(594)	(78)
Total revenues	$23,577	$25,031	$(1,454)	(6)%

Online. The decrease in online revenues is primarily attributable to the aforementioned contraction in spending from our top ten customers, including the four large customers who are involved in corporate post-merger consolidation and integration efforts. Partially offsetting these declines was an increase of $3.6 million in revenues from our IT Deal Alert product offerings.

Events. The decrease in events revenues is due to our decision to cease offering these services to our customers during 2017. The events revenue in the three months ended March 31, 2017 was from residual events which could not be canceled.

Cost of Revenues and Gross Profit

	Three Months Ended March 31,
	2017	2016	Increase (Decrease)	Percent Change
	($ in thousands)
Cost of revenues:
Online	$6,895	$6,658	$237	4%
Events	41	535	(494)	(92)
Total cost of revenues	$6,936	$7,193	$(257)	(4)%
Gross profit	$16,641	$17,838	$(1,197)	(7)%
Gross profit percentage	71%	71%

Cost of Online Revenues. The increase in cost of online revenues was primarily attributable to the slightly higher relative costs associated with servicing our new product offerings as well as contracted services costs related to fulfilling certain demand generation campaigns and certain international partner campaigns, partially offset by a decrease in editorial-related costs.

Cost of Events Revenues. The decrease in cost of events revenues was due to both decreases in variable direct and employee-related costs and the decrease in the number of events that we conducted as a result of phasing out our events products.

Gross Profit. Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. Gross profit percentage was 71% for the first quarter of 2017 and 2016.  Online gross profit decreased by $1.1 million in the first quarter of 2017, as compared to the same period in 2016, primarily attributable to the decrease in online revenues as compared to the same period a year ago, in addition to increased costs associated with our new products as well as the contracted services associated with fulfilling certain demand generation campaigns. Online gross profit percentage decreased to 71% in the first quarter of 2017 from 73% in the first quarter of 2016. Because the majority of our costs are labor-related, we expect our gross profit to fluctuate from period to period depending on the total revenues for the period. We expect the phase out of the events products to have a positive impact on our gross profit and gross profit margin going forward.

Operating Expenses and Other

	Three Months Ended March 31,
	2017	2016	Increase (Decrease)	Percent Change
	($ in thousands)
Operating expenses:
Selling and marketing	$10,693	$11,060	$(367)	(3)%
Product development	1,943	2,008	(65)	(3)
General and administrative	3,056	3,210	(154)	(5)
Depreciation	1,091	1,020	71	7
Amortization of intangible assets	40	302	(262)	(87)
Total operating expenses	$16,823	$17,600	$(777)	(4)%
Interest and other income (expense), net	$(163)	$(58)	$(105)	181%
(Benefit from) provision for income taxes	$(316)	$228	$(544)	(239)%

Selling and Marketing. Selling and marketing expenses decreased for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily due to declines in employee-related expenses because of lower headcount and a decrease in variable compensation-related expenses.

Product Development. Product development expense remained relatively flat in the three months ended March 31, 2017, compared with the same period the prior year. Costs that were capitalized associated with internal-use software and website development were approximately the same year over year.

General and Administrative. The decrease in general and administrative expense for the three months ended March 31, 2017 compared to the same period in 2016, was primarily caused by decreases in contracted professional services.

Depreciation and Amortization of Intangible Assets. Depreciation expense remained relatively flat when compared to the same period in 2016. The decrease in amortization of intangible assets expense was attributable to certain intangible assets becoming fully amortized.

Interest and Other Income (Expense), Net. Interest expense, net in the first quarter of 2017 was $0.3 million, compared to $58 thousand in the first quarter of 2016, primarily due to interest expense associated with the Term Loan Agreement that we entered into during the second quarter of 2016.

Provision for (Benefit from) Income Taxes. Our effective tax rate was 45.6% and 40.2% for the three months ended March 31, 2017 and 2016, respectively. We have permanent differences that increase our tax expense on income or reduce our tax benefit on loss; the higher rate in 2017, as compared to 2016, was primarily due to an increase in non-deductible expenses in the U.S. for 2017, largely related to stock-based compensation and officers’ compensation.  The effective tax rate differs from the statutory rate primarily due to these permanent differences of non-deductible expenses, state income taxes, and foreign income taxes.

Seasonality

The timing of our revenues is affected by seasonal factors. Our revenues are seasonal primarily as a result of the annual budget approval process of many of our customers, the normal timing at which our customers introduce new products, and the historical decrease in advertising and events activity in summer months. Events revenues also may vary depending on the quarters in which we produce the events, which may vary when compared to previous periods. On February 14, 2017, we announced the phase out of our events products. The timing of revenues in relation to our expenses, much of which do not vary directly with revenues, has an impact on the cost of online revenues, selling and marketing, product development, and general and administrative expenses as a percentage of revenues in each calendar quarter during the year.

The majority of our expenses are personnel-related and include salaries, stock-based compensation, benefits and incentive-based compensation plan expenses. As a result, we have not experienced significant seasonal fluctuations in the timing of our expenses period to period.

Liquidity and Capital Resources

Resources

At March 31, 2017, our cash, cash equivalents, and investments totaled $32.4 million, a $4.9 million decrease from December 31, 2016. We believe that our existing cash, cash equivalents, and investments and our cash flow from operating activities will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion internationally, future acquisitions we might undertake, and the expansion into complementary businesses. To the extent that our cash and cash equivalents, investments and cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more additional acquisitions of businesses.

	March 31, 2017	December 31, 2016
	(in thousands)
Cash, cash equivalents and investments	$32,352	$37,274
Accounts receivable, net	$24,584	$22,551

Cash, Cash Equivalents, and Investments

Our cash, cash equivalents, and investments at March 31, 2017 were held for working capital purposes and were invested primarily in money market accounts, municipal bonds and government agency bonds and, to a lesser extent, corporate bonds. We do not enter into investments for trading or speculative purposes.

Accounts Receivable, Net

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our service delivery and billing activity, cash collections, and changes to our allowance for doubtful accounts. We use days sales outstanding (“DSO”) as a measurement of the quality and status of our receivables. We define DSO as net accounts receivable at quarter end divided by total revenues for the applicable period, multiplied by the number of days in the applicable period. DSO was 94 days for the three months ended March 31, 2017 and 78 days at December 31, 2016. The increase in DSO was primarily due to the timing of payments from all classes of customers. We typically see an increase in DSO from December 31 to March 31 due to the reduction of revenues and historically strong collections in the fourth quarter.

Cash Flows

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Cash (used in) provided by operating activities	$(611)	$2,369
Cash provided by (used in) investing activities	$1,912	$(1,147)
Cash used in financing activities	$(3,143)	$(1,108)

Operating Activities

Cash (used in) provided by operating activities primarily consists of net loss adjusted for certain non-cash items including depreciation and amortization, the provision for bad debt, stock-based compensation, deferred income taxes, and the effect of changes in working capital and other activities. Cash used in operating activities for the three months ended March 31, 2017 was $0.6 million compared to cash provided by operating activities of $2.4 million for the three months ended March 31, 2016.

The decrease in cash provided by operating activities was primarily a result of changes in operating assets and liabilities of $(3.6) million compared to $(0.7) million in the first three months of 2017 and 2016, respectively. Significant components of the changes in assets and liabilities in the first three months of 2017 included a $2.5 million increase in accounts receivable and a $0.9 million decrease in accounts payable. The increase in accounts receivable was due to the timing of customer payments.

Investing Activities

Cash provided by investing activities in the three months ended March 31, 2017 was $1.9 million and was primarily a result of proceeds from sales and maturities of investments, partially offset by the purchase of property and equipment, which was made up primarily of internal-use software and website development costs, computer equipment, and related software. Cash used in investing activities in the three months ended March 31, 2016 was $1.1 million and was related to the purchase of property and equipment, made up primarily of internal-use software and website development costs.

Financing Activities

In the first three months of 2017, we used $3.1 million for financing activities, consisting primarily of $1.3 million for the repayment of principal on the Term Loan and $1.4 million for the purchase of treasury shares and related costs. In the first three months of 2016, we used $1.1 million for financing activities.

Common Stock Repurchase Program

In June 2016, we announced that our Board of Directors (our “Board”) had authorized a $20 million stock repurchase program (the “June 2016 Repurchase Program”), whereby we are authorized to repurchase our common stock from time to time on the open market or in privately negotiated transactions at prices and in the manner that may be determined by our Board. During the three months ended March 31, 2017, we repurchased 161,147 shares of common stock for an aggregate purchase price of $1.4 million, pursuant to the June 2016 Repurchase Program.

Repurchased shares are recorded under the cost method and are reflected as treasury stock in our accompanying Consolidated Balance Sheets. All share repurchases were funded with cash on hand.

On May 5, 2017, our Board reauthorized the common stock repurchase program to allow us to use the remaining balance of the unused authorization under the 2016 Repurchase Program after its original expiration in June 2017. The reauthorized program will allow us to repurchase our common stock from time to time on the open market or in privately negotiated transactions at prices and in the manner that may be determined by our management. The reauthorized program has no time limit and may be suspended at any time. Additionally, we may establish, from time to time, 10b5-1 trading plans that will provide flexibility as we buy back our shares.

Tender Offer

On May 10, 2016, we commenced a Tender Offer to purchase up to 8.0 million shares of our common stock at a price of $7.75 per share.

The Tender Offer expired on June 8, 2016. In accordance with the terms of the Tender Offer, we accepted for purchase 5,237,843 shares of our common stock for a total of $40.8 million, which included approximately $0.2 million in costs directly attributable to the Tender Offer. In connection with the Tender Offer, TCV V, L.P., TCV Member Fund, L.P. (along with TCV V, L.P., referred to as the “TCV Funds”) and TCV Management 2004, L.L.C. (“TCM 2004”), each a related party, collectively tendered 3,379,249 shares of the Company’s common stock in the aggregate. Jay Hoag, a member of our Board at the time of the Tender Offer, was also a member of the general partner of the TCV Funds and a member of TCM 2004, which at the time was estimated to hold more than 5% of our voting securities. Additionally, Rogram LLC, a related party, tendered 308,713 shares in connection with the Tender Offer. Roger Marino, a member of our Board, indirectly controls shares in Rogram LLC.

Term Loan and Credit Facility Borrowings

On May 9, 2016, we entered into the Term Loan Agreement, under which we borrowed $50 million in aggregate principal amount pursuant to a five-year term loan. The borrowings under the Term Loan Agreement are secured by a lien on substantially all of our assets, including a pledge of the stock of certain of out wholly-owned subsidiaries.

Borrowings under the Term Loan Agreement must be repaid quarterly in the following manner: 2.5% of the initial aggregate borrowings are due and payable each quarter for the first loan year and 5.0% of the initial aggregate borrowings are due and payable each quarter during each subsequent loan year. At maturity, all outstanding amounts under the Term Loan Agreement will be due and payable.

The Term Loan Agreement requires us to maintain compliance with certain covenants, including leverage and fixed charge coverage ratio covenants. At March 31, 2017, we were in compliance with all covenants under the Term Loan Agreement.

At our option, the Term Loan Agreement bears interest at either an annual rate of 1.50% plus the higher of (a) the Prime Rate in effect on such day and (b) the Federal Funds Effective Rate in effect on such day plus 0.50%, or the London Interbank Offered Rate (“LIBOR”) plus 2.50%.  As of March 31, 2017, the applicable interest rate was 3.31%, representing LIBOR plus the applicable margin of 2.50%.  Interest expense under the Term Loan Agreement was $0.3 million for the quarter ended March 31, 2017, which includes non-cash interest expense of $23 thousand related to the amortization of deferred issuance costs.

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

As of March 31, 2016, the Company had a $5.0 million Revolving Credit Facility (the “Prior Credit Agreement”), which was a discretionary $5.0 million demand revolving line. There were no financial covenant requirements and no unused line fees under the Prior Credit Agreement, and there were no outstanding balances under the Prior Credit Agreement at March 31, 2016.  The Prior Credit Agreement was terminated concurrent with the establishment of the Term Loan Agreement.

Capital Expenditures

We have made capital expenditures primarily for computer equipment and related software needed to host our websites, internal-use software development costs, as well as for leasehold improvements and other general purposes to support our growth. Our capital expenditures totaled $1.1 million for each of the three month periods ended March 31, 2017 and 2016. A majority of our capital expenditures in the first quarter of 2017 were internal-use software and website development costs and, to a lesser extent, computer equipment and related software. We are not currently party to any purchase contracts related to future capital expenditures.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

There were no material changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Pronouncements

See Note 2 to our Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.

Forward Looking Statements

Certain information included in this Quarterly Report on Form 10-A may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included or referenced in this Quarterly Report on Form 10-Q that address activities, events or developments which we expect will or may occur in the future are forward-looking statements, including statements regarding the intent, belief or current expectations of the Company and members of our management team.  The words “will,” “believe,” “intend,” “expect,” “anticipate,” “project,” “estimate,” “predict” and similar expressions are also intended to identify forward-looking statements. Such statements may include those regarding guidance on our future financial results and other projections or measures of our future performance; our expectations concerning market opportunities and our ability to capitalize on them; and the amount and timing of the benefits expected from acquisitions, new products or services and other potential sources of additional revenues. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. These statements speak only as of the date of this Quarterly Report on Form 10-Q and are based on our current plans and expectations, and they involve risks and uncertainties that could cause actual future events or results to be different than those described in or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those relating to: market acceptance of our products and services, including continued increased sales of our IT Deal Alert offerings and continued increased international growth; relationships with customers, strategic partners and employees; difficulties in integrating acquired businesses; changes in economic or regulatory conditions or other trends affecting the Internet, Internet marketing and advertising and IT  industries; and other matters included in our filings with the Securities and Exchange Commission, including those detailed under Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016. Actual results may differ materially from those contemplated by the forward-looking statements. We undertake no obligation to update our forward-looking statements to reflect future events or circumstances.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

We currently have subsidiaries in the United Kingdom, Hong Kong, Australia, Singapore, Germany and France. Additionally, we have a wholly foreign-owned enterprise formed under the laws of the People's Republic of China (“PRC”), and a variable interest entity in Beijing, PRC. Approximately 27% of our revenues for the three months ended March 31, 2017 were derived from customers with billing addresses outside of the United States and our foreign exchange gains/losses were not significant. We currently believe our exposure to foreign currency exchange rate fluctuations, including any impact of the United Kingdom’s decision to withdraw from the European Union, is financially immaterial and therefore have not entered into foreign currency hedging transactions. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in the future. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Our continued international expansion increases our exposure to exchange rate fluctuations and as a result such fluctuations could have a significant impact on our future results of operations.

Interest Rate Risk

At March 31, 2017, we had cash, cash equivalents, and investments totaling $32.4 million. These amounts were invested primarily in money market accounts and municipal bonds and, to a lesser extent, government agency bonds, U.S. Treasury securities, and corporate bonds. The cash, cash equivalents, and investments were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

Our exposure to market risk also relates to interest expense on borrowings under the Term Loan Agreement. At our option, the borrowings under the Term Loan Agreement bear interest at either an annual rate of 1.50% plus the higher of (a) the Prime Rate in effect on such day and (b) the Federal Funds Effective Rate in effect for such day plus 0.50%, or the London Interbank Offered Rate (“LIBOR”) plus 2.50% (see Note 7 to the Consolidated Financial Statements). At March 31, 2017, there was $37.5 million of aggregate principal outstanding under the Term Loan Agreement.

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

In connection with the preparation of the Quarterly Report on Form 10-Q for the period ended March 31, 2017, management, under the supervision of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), conducted an evaluation of disclosure controls and procedures as of March 31, 2017. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control, that occurred during the first quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened litigation against us that could have a material adverse effect on our business, operating results or financial condition.

Item 1A. Risk Factors

Our business is subject to a number of risks, including those identified in Item 1A – “Risk Factors” of our 2016 Annual Report on Form 10-K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of March 31, 2017, there have been no material changes to the risk factors disclosed in our 2016 Annual Report on Form 10-K. We may disclose changes to any risk factors presented or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities

None.

(b)	Use of Proceeds from Registered Securities

None.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2017 – January 31, 2017	153,241	$8.49	153,241	$10,729,998
February 1, 2017 – February 28, 2017	—	$—	—	$10,729,998
March 1, 2017 – March 31, 2017	7,906	$8.75	7,906	$10,660,820
Total	161,147	$8.50	161,147	$10,660,820

(1)

In June 2016, our Board announced the approval of the Repurchase Program, which authorized us to purchase up to $20 million of shares of our common stock from time to time on the open market or in privately negotiated transactions.

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

TECHTARGET, INC.
(Registrant)

Date: May 10, 2017	By:	/s/ MICHAEL COTOIA
Michael Cotoia, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 10, 2017	By:	/s/ DANIEL NORECK
Daniel Noreck, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)

Exhibit Index

Exhibit No.	Description of Exhibit

31.1

Certification of Michael Cotoia, Chief Executive Officer of TechTarget, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Daniel Noreck, Chief Financial Officer and Treasurer of TechTarget, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certifications of Michael Cotoia, Chief Executive Officer of TechTarget, Inc. and Daniel Noreck, Chief Financial Officer and Treasurer of TechTarget, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2017 and March 31, 2016, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and March 31, 2016 and (iv) Notes to Consolidated Financial Statements.