Form 10-Q
period 2017-06-30
TechTarget Inc
filed 2017-08-09
CIK 1293282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 31, 2017, the registrant had 27,401,512 shares of common stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TECHTARGET, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,440	$18,485
Short-term investments	11,082	10,988
Accounts receivable, net of allowance for doubtful accounts of $1,507 and $1,961 as of June 30, 2017 and December 31, 2016, respectively	24,080	22,551
Prepaid taxes	2,884	3,961
Prepaid expenses and other current assets	2,291	1,952
Total current assets	61,777	57,937
Property and equipment, net	9,010	9,232
Long-term investments	4,075	7,801
Goodwill	93,628	93,469
Intangible assets, net	567	601
Deferred tax assets	408	139
Other assets	876	898
Total assets	$170,341	$170,077
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,430	$2,100
Current portion of term loan	8,638	6,157
Accrued expenses and other current liabilities	2,204	2,792
Accrued compensation expenses	942	698
Income taxes payable	28	122
Deferred revenue	7,800	6,079
Total current liabilities	21,042	17,948
Long-term liabilities:
Long-term portion of term loan	27,283	32,286
Deferred rent	1,872	2,080
Deferred tax liabilities	218	200
Total liabilities	50,415	52,514
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 52,770,121 shares issued and 27,421,162 shares outstanding at June 30, 2017 and 52,601,284 shares issued and 27,495,539 shares outstanding at December 31, 2016	53	52
Treasury stock, 25,348,959 shares at June 30, 2017 and 25,105,745 shares at December 31, 2016, at cost	(164,876)	(162,731)
Additional paid-in capital	299,610	296,853
Accumulated other comprehensive loss	(72)	(248)
Accumulated deficit	(14,789)	(16,363)
Total stockholders’ equity	119,926	117,563
Total liabilities and stockholders’ equity	$170,341	$170,077

See accompanying Notes to Consolidated Financial Statements.

TechTarget, Inc.

Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Revenues:
Online	$26,664	$27,726	$50,073	$51,995
Events	—	1,448	168	2,210
Total revenues	26,664	29,174	50,241	54,205
Cost of revenues:
Online(1)	7,085	6,813	13,980	13,471
Events	—	791	41	1,326
Total cost of revenues	7,085	7,604	14,021	14,797
Gross profit	19,579	21,570	36,220	39,408
Operating expenses:
Selling and marketing(1)	10,745	11,028	21,438	22,088
Product development(1)	2,016	1,945	3,959	3,953
General and administrative(1)	3,198	3,044	6,254	6,254
Depreciation	1,093	1,016	2,184	2,036
Amortization of intangible assets	42	233	82	535
Total operating expenses	17,094	17,266	33,917	34,866
Operating income	2,485	4,304	2,303	4,542
Interest and other expense, net	(94)	(508)	(257)	(566)
Income before provision for income taxes	2,391	3,796	2,046	3,976
Provision for income taxes	1,030	1,397	714	1,625
Net income	$1,361	$2,399	$1,332	$2,351
Other comprehensive income, net of tax:
Unrealized (loss) gain on investments (net of tax provision of $0, $3, $8, and $15, respectively)	$(1)	$5	$14	$27
Foreign currency translation gain (loss)	140	(67)	162	99
Other comprehensive income (loss)	139	(62)	176	126
Comprehensive income	$1,500	$2,337	$1,508	$2,477
Net income per common share:
Basic	$0.05	$0.08	$0.05	$0.07
Diluted	$0.05	$0.07	$0.05	$0.07
Weighted average common shares outstanding:
Basic	27,477	31,817	27,505	32,205
Diluted	28,333	32,938	28,261	32,249

(1)	Amounts include stock-based compensation expense as follows:

Cost of online revenues	$12	$27	$24	$54
Selling and marketing	927	921	1,877	1,843
Product development	41	43	75	79
General and administrative	609	485	1,207	1,050

See accompanying Notes to Consolidated Financial Statements.

TechTarget, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Six Months Ended
	June 30,
	2017	2016
	(Unaudited)
Operating Activities:
Net income	$1,332	$2,351
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,266	2,571
Provision for bad debt	405	409
Amortization of investment premiums	154	138
Stock-based compensation	3,183	3,026
Amortization of debt issuance costs	53	13
Deferred tax provision	—	(251)
Changes in operating assets and liabilities:
Accounts receivable	(1,934)	(3,886)
Prepaid taxes, prepaid expenses and other current assets	(315)	(470)
Other assets	40	33
Accounts payable	(672)	1
Income taxes payable	947	1,339
Accrued expenses and other current liabilities	(643)	(622)
Accrued compensation expenses	230	25
Deferred revenue	1,722	3,632
Other liabilities	(210)	105
Net cash provided by operating activities	6,558	8,414
Investing activities:
Purchases of property and equipment, and other capitalized assets	(1,952)	(2,648)
Purchases of investments	(500)	—
Proceeds from sales and maturities of investments	4,000	—
Net cash provided by (used in) investing activities	1,548	(2,648)
Financing activities:
Tax withholdings related to net share settlements	(752)	(1,149)
Purchase of treasury shares and related costs	(2,145)	(41,181)
Payment of earnout liabilities	—	(459)
Proceeds from exercise of stock options	326	1,105
Debt issuance costs	(50)	(367)
Term loan proceeds	—	50,000
Term loan principal payment	(2,500)	—
Net cash (used in) provided by financing activities	(5,121)	7,949
Effect of exchange rate changes on cash and cash equivalents	(30)	156
Net increase in cash and cash equivalents	2,955	13,871
Cash and cash equivalents at beginning of period	18,485	14,783
Cash and cash equivalents at end of period	$21,440	$28,654
Supplemental disclosure of cash flow information:
Cash (refunded from) paid for taxes, net	$(231)	$537

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

2. Summary of Significant Accounting Policies

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these Notes to Consolidated Financial Statements. The Company’s critical accounting policies are those that affect its more significant judgments used in the preparation of its consolidated financial statements. A description of the Company’s critical accounting policies and estimates is contained in its Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Other than those noted in the “Accounting Guidance Adopted in 2017” section below, there were no material changes to the Company’s critical accounting policies and use of estimates during the first six months of 2017.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted (Generally Accepted Accounting Principles or “GAAP”) in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. All adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown, are of a normal recurring nature and have been reflected in the consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of results to be expected for any other interim periods or for the full year. The information included in these consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report and the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

There were no reclassifications out of accumulated other comprehensive income in the periods ended June 30, 2017 or 2016.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to revenues, long-lived assets, goodwill, the allowance for doubtful accounts, stock-based compensation, earnouts, self-insurance accruals, and income taxes. The Company reduces its accounts receivable for an allowance for doubtful accounts based on its best estimate of the amount of probable credit losses. Estimates of the carrying value of certain assets and liabilities are based on historical experience and on various other assumptions that the Company believes to be reasonable. Actual results could differ from those estimates.

Recent Accounting Pronouncements

Accounting Guidance Adopted in 2017

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted the provisions of the new standard on January 1, 2017. Implementing the new pronouncement resulted in the Company recognizing tax benefits and tax deficiencies related to stock compensation deductions as a component of the provision for income tax expense in the reporting period in which they occur. Additionally, the Company has applied the modified retrospective adoption approach, which resulted in the Company recording deferred tax assets of approximately $0.2 million with an offsetting entry to retained earnings. ASU 2016-09 also requires the presentation of excess tax benefit from stock options as an operating activity on the consolidated statement of cash flows instead of as a financing activity, which resulted in an immaterial reclassification in the consolidated statement of cash flows for the first half of 2016.

Accounting Guidance Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. As a result, this guidance is now effective for annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017 (January 1, 2018 for the Company) and early adoption is permitted only as of annual reporting periods (including interim reporting periods within those reporting periods) beginning after December 15, 2016. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which further clarifies the implementation guidance on principal versus agent considerations contained in ASU 2014-09. In April and May 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, and ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, respectively, each of which provide further implementation guidance for ASU 2014-09. The Company is continuing to identify any necessary changes to its systems, processes, and internal controls to meet the standard’s reporting and disclosure requirements. Based upon evaluations to date, the Company does not anticipate any significant system, process, or internal control changes. The Company continues to assess all potential impacts of the standard.

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

3. Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, short-term and long-term investments and contingent consideration. The fair value of these financial assets and liabilities was determined based on three levels of input as follows:

•	Level 1. Quoted prices in active markets for identical assets and liabilities;
•	Level 2. Observable inputs other than quoted prices in active markets; and
•	Level 3. Unobservable inputs.

The fair value hierarchy of the Company’s financial assets and liabilities carried at fair value and measured on a recurring basis is as follows:

		Fair Value Measurements at Reporting Date Using
	June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$49	$49	$—	$—
Short-term investments(2)	11,082	—	11,082	—
Long-term investments(2)	4,075	—	4,075	—
Total assets	$15,206	$49	$15,157	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$4,301	$4,301	$—	$—
Short-term investments(2)	10,988	—	10,988	—
Long-term investments(2)	7,801	—	7,801	—
Total assets	$23,090	$4,301	$18,789	$—

(1)	Included in cash and cash equivalents on the accompanying Consolidated Balance Sheets; valued at quoted market prices in active markets.
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

4. Cash, Cash Equivalents, and Investments

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less at date of purchase. Cash equivalents are carried at cost, which approximates their fair market value. Cash and cash equivalents consisted of the following:

	June 30, 2017	December 31, 2016
Cash	$21,391	$14,184
Money market funds	49	4,301
Total cash and cash equivalents	$21,440	$18,485

The Company’s short-term and long-term investments are accounted for as available for sale securities. These investments are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive loss, a component of stockholders’ equity, net of tax. The cumulative unrealized loss, net of taxes, was $16 and $30 as of June 30, 2017 and December 31, 2016, respectively. Realized gains and losses on the sale of these investments are determined using the specific identification method. There were no realized gains or losses during the three or six months ended June 30, 2017 or 2016.

Short-term and long-term investments consisted of the following:

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term and long-term investments:
U.S. Treasury securities	$1,998	$—	$(4)	$1,994
Government agency bonds	2,507	—	(4)	2,503
Municipal bonds	8,673	—	(14)	8,659
Corporate bonds	2,004	—	(3)	2,001
Total short-term and long-term investments	$15,182	$—	$(25)	$15,157

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term and long-term investments:
U.S. Treasury securities	$1,998	$—	$(1)	$1,997
Government agency bonds	5,012	1	(2)	5,011
Municipal bonds	9,817	—	(42)	9,775
Corporate bonds	2,009	—	(3)	2,006
Total short-term and long-term investments	$18,836	$1	$(48)	$18,789

The Company had twenty three debt securities in an unrealized loss position at June 30, 2017. All of these securities have been in such a position for no more than eleven months. The unrealized loss on those securities was approximately $25 and the fair value was $13.7 million. At December 31, 2016, the Company had twenty one debt securities in an unrealized loss position, and the unrealized loss on those securities was approximately $48 and the fair value was $13.8 million at that date. The Company uses specific identification when reviewing these investments for impairment. Because the Company does not intend to sell the investments that are in an unrealized loss position and it is not likely that the Company will be required to sell any investments before recovery of their cost basis, the Company does not consider those investments with an unrealized loss to be other-than-temporarily impaired at June 30, 2017.

The Company’s investments have contractual maturity dates that range from July 2017 to January 2019. All income generated from these investments is recorded as interest income.

5. Goodwill and Intangible Assets

The following table summarizes the Company’s intangible assets, net:

		June 30, 2017
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer, affiliate and advertiser relationships	5–9	$6,883	$(6,873)	$10
Developed websites, technology and patents	10	1,279	(817)	462
Trademark, trade name and domain name	5–8	1,781	(1,700)	81
Proprietary user information database and Internet traffic	5	1,178	(1,164)	14
Total intangible assets		$11,121	$(10,554)	$567

		December 31, 2016
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer, affiliate and advertiser relationships	5–9	$6,826	$(6,807)	$19
Developed websites, technology and patents	10	1,178	(705)	473
Trademark, trade name and domain name	5–8	1,749	(1,664)	85
Proprietary user information database and Internet traffic	5	1,146	(1,122)	24
Total intangible assets		$10,899	$(10,298)	$601

Intangible assets are amortized over their estimated useful lives, which range from five to ten years, using methods of amortization that are expected to reflect the estimated pattern of economic use. The remaining amortization expense will be recognized over a weighted-average period of approximately 3.11 years. Amortization expense was $0.1 million and $0.5 million for the six months ended June 30, 2017 and 2016, respectively. Amortization expense is recorded within operating expenses as the intangible assets consist of customer-related assets which generate website traffic that the Company considers to be in support of selling and marketing activities. The Company did not write off any fully amortized intangible assets in the first six months of 2017. The change in the gross carrying amount of intangible assets during the six months ended June 30, 2017 was due to foreign currency translation gains and losses.

The Company expects amortization expense of intangible assets to be as follows:

Years Ending December 31:	Amortization Expense
2017 (July 1 – December 31)	$84
2018	106
2019	89
2020	75
2021	91
Thereafter	122
$567

Goodwill and indefinite-lived intangible assets are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. The Company did not have any intangible assets other than goodwill with indefinite lives as of June 30, 2017 or December 31, 2016. There were no indications of impairment as of June 30, 2017, and the Company believes that, as of the balance sheet dates presented, none of the Company’s goodwill or intangible assets was impaired.

6. Net Income Per Common Share

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per common share is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator:
Net income	$1,361	$2,399	$1,332	$2,351
Denominator:
Basic:
Weighted average shares of common stock and vested, undelivered restricted stock units outstanding	27,476,869	31,816,772	27,504,573	32,205,418
Diluted:
Weighted average shares of common stock and vested, undelivered restricted stock units outstanding	27,476,869	31,816,772	27,504,573	32,205,418
Effect of potentially dilutive shares (1)	856,510	1,121,671	756,471	1,043,180
Total weighted average shares of common stock and vested, undelivered restricted stock units outstanding and potentially dilutive shares	28,333,379	32,938,443	28,261,044	33,248,598
Net Income Per Share:
Basic net income per share	$0.05	$0.08	$0.05	$0.07
Diluted net income per share	$0.05	$0.07	$0.05	$0.07

(1)

In calculating diluted net income per share, 0.3 million shares related to outstanding stock options and unvested, undelivered restricted stock units were excluded for each of the three and six months ended June 30, 2017 and 0.4 million shares related to outstanding stock options and unvested restricted stock units were excluded for each of the three and six months ended June 30, 2016, because including them would have been anti-dilutive.

7. Term Loan Agreement

On May 9, 2016, the Company entered into a Senior Secured Credit Facilities Credit Agreement for a term loan (the “Term Loan Agreement”). Under the Term Loan Agreement, the Company borrowed and received $50 million in aggregate principal amount pursuant to a five-year term loan (the “Term Loan”). The borrowings under the Term Loan Agreement are secured by a lien on substantially all of the assets of the Company, including a pledge of the stock of certain of its wholly-owned subsidiaries. As of June 30, 2017, the carrying amount of the Term Loan was $35.9 million.

At the Company’s option, the Term Loan Agreement bears interest at either an annual rate of 1.50% plus the higher of (a) the Prime Rate in effect on such day and (b) the Federal Funds Effective Rate in effect on such day plus 0.50%, or the London Interbank Offered Rate (“LIBOR”) plus 2.50%. The applicable interest rate was 3.72% at June 30, 2017, representing LIBOR plus the applicable margin of 2.50%. Interest expense under the Term Loan Agreement was $0.7 million and $0.2 million during the six months ended June 30, 2017 and 2016, respectively. This includes non-cash interest expense of $53 and $13 for the six months ended June 30, 2017 and 2016, respectively, related to the amortization of deferred issuance costs. During the six months ended June 30, 2017, the Company made principal payments totaling $2.5 million.

The Term Loan Agreement requires us to maintain compliance with certain covenants, including leverage and fixed charge coverage ratio covenants. At June 30, 2017, the Company was in compliance with all covenants under the Term Loan Agreement.

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

Certain of the Company’s operating leases include lease incentives and escalating payment amounts and are renewable for varying periods. The Company is recognizing the related rent expense on a straight-line basis over the term of the lease, taking into account the lease incentives and escalating lease payments. Total rent expense under the Company’s leases was approximately $2.3 million and approximately $2.2 million for the six months ended June 30, 2017 and 2016, respectively.

Future minimum lease payments under the Company’s noncancelable operating leases at June 30, 2017 are as follows:

Years Ending December 31:	Minimum Lease Payments
2017 (July 1 – December 31)	$2,400
2018	5,009
2019	4,941
2020	988
2021	406
$13,744

Litigation

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At June 30, 2017 and December 31, 2016, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

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

In April 2007, the Board approved the 2007 Stock Option and Incentive Plan (the “2007 Plan”), which was approved by the stockholders of the Company and became effective upon the consummation of the Company’s IPO in May 2007. Effective upon the consummation of the IPO, no further awards were made pursuant to the 1999 Plan, but any outstanding awards under the 1999 Plan remain in effect and continue to be subject to the terms of the 1999 Plan. The 2007 Plan allowed the Company to grant ISOs, NSOs, stock appreciation rights, deferred stock awards, restricted stock units and other awards. Under the 2007 Plan, stock options could not be granted at less than fair market value on the date of grant, and grants generally vested over a three to four year period. Stock options granted under the 2007 Plan expire no later than ten years after the grant date. Additionally, beginning with awards made in August 2015, the Company had the option to direct a net issuance of shares for satisfaction of tax liability with respect to vesting of awards and delivery of shares. Prior to August 2015, this choice of settlement method was solely at the discretion of the award recipient.

The Company has reserved for issuance an aggregate of 2,911,667 shares of common stock under the 2007 Plan, which expired in May 2017. The 2007 Plan was subject to an automatic annual increase of shares on January 1 of each year, beginning on January 1, 2008, equal to the lesser of (a) 2% of the outstanding number of shares of common stock (on a fully-diluted basis) on the immediately preceding December 31 and (b) such lower number of shares as may be determined by the compensation committee of the Board. The number of shares available for issuance under the 2007 Plan was subject to adjustment in the event of a stock split, stock dividend or other change in capitalization. Additionally, shares that were subject to stock options returned to the 1999 Plan as a result of their expiration, cancellation, or termination were automatically made available for issuance under the 2007 Plan. Approximately 8,224,334 shares were added to the 2007 Plan in accordance with the automatic annual increase and 1999 Plan return provisions. No new awards may be granted under the 2007 Plan; however, the shares of common stock remaining in the 2007 Plan are available for issuance in connection with previously awarded grants under the 2007 Plan. There are 2,315,160 shares of common stock that remain outstanding under the 2007 Plan of June 30, 2017.

In March 2017, the Board approved the 2017 Stock Option and Incentive Plan (the “2017 Plan”), which was approved by the stockholders of the Company at the 2017 Annual Meeting and became effective June 16, 2017. The 2017 Plan replaces the Company’s 2007 Plan. Approximately 3,000,000 shares of Common Stock are authorized for issuance under the 2017 Plan and, generally, shares that are forfeited or canceled from awards under the 2017 Plan also will be available for future awards. Under the 2017 Plan, the Company may grant restricted stock and restricted stock units, non-qualified stock options, stock appreciation rights, performance awards, and other stock-based and cash-based awards. Shares of stock issued pursuant to restricted stock awards are restricted in that they are not transferable until they vest. Stock underlying awards of restricted stock units are not issued until the units vest. Non-qualified stock options cannot be exercised until they vest. Under the 2017 Plan, all stock options and stock appreciation rights must be granted with an exercise price that is at least equal to the fair market value of the stock on the date of grant. The 2017 Plan broadly prohibits the repricing of options and stock appreciation rights without stockholder approval and requires that no dividends or dividend equivalents be paid with respect to options or stock appreciation rights. The 2017 Plan further provides that, in the event any dividends or dividend equivalents are declared with respect to restricted stock, restricted stock units, other stock-based awards and performance awards (referred to as “full-value awards”), they would be subject to the same vesting and forfeiture provisions as the underlying award. As of June 30, 2017, a total of 3,000,000 shares were available for grant under the 2017 Plan.

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

A summary of the stock option activity under the Company’s stock option plans for the six months ended June 30, 2017 is presented below:

Year-to-Date Activity	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2016	861,380	$9.42
Granted	—	—
Exercised	(59,923)	5.45		$235
Forfeited	—	—
Cancelled	(104,087)	13.47
Options outstanding at June 30, 2017	697,370	$9.16	1.99	$1,886
Options exercisable at June 30, 2017	697,370	$9.16	1.99	$1,886
Options vested or expected to vest at June 30, 2017	697,370	$9.16	1.99	$1,886

During the six months ended June 30, 2017, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $0.2 million. During the six months ended June 30, 2016, the total intrinsic value of options exercised was $1.1 million. The total amount of cash received from exercise of these options was approximately $0.3 million and $1.1 million during the six months ended June 30, 2017 and 2016, respectively.

Restricted Stock Units

Restricted stock units are valued at the market price of a share of the Company’s common stock on the date of the grant. A summary of the restricted stock unit activity under the 2007 Plan for the six months ended June 30, 2017 is presented below:

Year-to-Date Activity	Shares	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Nonvested outstanding at December 31, 2016	1,640,790	$8.54
Granted	—	—
Vested	(20,000)	11.39
Forfeited	(28,000)	9.80
Nonvested outstanding at June 30, 2017	1,592,790	$8.48	$16,517

As of June 30, 2017, there was no restricted stock unit activity under the 2017 Plan.

The total grant date fair value of restricted stock units that vested during the six months ended June 30, 2017 and 2016 was $0.2 million and $1.3 million, respectively.

As of June 30, 2017, there was $8.2 million of total unrecognized compensation expense related to restricted stock units, which is expected to be recognized over a weighted average period of 1.5 years.

10. Stockholders’ Equity

Reserved Common Stock

As of June 30, 2017, the Company has reserved 9,152,865 shares of common stock for use in settling outstanding options and unvested restricted stock units that have not been issued as well as future awards available for grant under the 2017 Plan.

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

Common Stock Repurchase Program

In June 2016, the Company announced that the Board had authorized a $20 million stock repurchase program (the “June 2016 Repurchase Program”), whereby the Company is authorized to repurchase the Company’s common stock from time to time on the open market or in privately negotiated transactions at prices and in the manner that may be determined by the Board. During the six months ended June 30, 2017, the Company repurchased 243,214 shares of common stock for an aggregate purchase price of $2.1 million pursuant to the June 2016 Repurchase Program.

Repurchased shares are recorded under the cost method and are reflected as treasury stock in the accompanying Consolidated Balance Sheets. All share repurchases were funded with cash on hand.

On May 5, 2017, the Company’s Board reauthorized the common stock repurchase program to allow the Company to use the remaining balance of the unused authorization under the 2016 Repurchase Program after its original expiration in June 2017. The reauthorized program allows the Company to repurchase its common stock from time to time on the open market or in privately negotiated transactions at prices and in the manner that may be determined by management. The reauthorized program has no time limit and may be suspended at any time. Additionally, the Company may establish, from time to time, 10b5-1 trading plans that will provide flexibility as it buys back its shares.

11. Income Taxes

The Company’s effective income tax rate before discrete items was 44.8% and 39.9% for the six months ended June 30, 2017 and 2016, respectively. The higher rate in 2017, as compared to 2016, was primarily due to an increase in non-deductible expenses in the U.S. for 2017, largely related to stock-based compensation and officers’ compensation. The Company measures its interim period tax expense using an estimated annual effective tax rate and adjustments for discrete taxable events that occur during the interim period. The estimated annual effective income tax rate is based upon the Company’s estimations of annual pre-tax income, the geographic mix or pre-tax income, and its interpretations of tax laws. The Company updates the estimate of its annual effective tax rate at the end of each quarterly period. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

In the first quarter of 2017, the Company adopted ASU 2016-09, which requires that all excess tax benefits and tax deficiencies related to stock compensation be recognized as income tax expense or benefit in the income statement in the period incurred. The Company recognized an immaterial amount of income tax benefits for discrete items, including excess deductions, during each of the six months ended June 30, 2017 and 2016. As part of adopting ASU 2016-09, the Company recorded deferred tax assets for the federal and state excess tax benefit net operating losses in the amount of $0.2 million, with an offsetting entry to retained earnings.

12. Segment Information

The Company views its operations and manages its business as one operating segment based on factors such as how the Company manages its operations and how its executive management team reviews results and makes decisions on how to allocate resources and assess performance.

Geographic Data

Net sales to unaffiliated customers by geographic area were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
United States	$18,810	$21,523	$35,995	$40,424
United Kingdom	$3,246	$2,737	$5,641	$5,400
Other international	4,608	4,914	8,605	8,381
Total	$26,664	$29,174	$50,241	$54,205

Long-lived assets by geographic area were as follows:

	June 30, 2017	December 31, 2016
United States	$97,909	$98,330
International	5,296	4,972
Total	$103,205	$103,302

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including those discussed below in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2016 under Part I, Item 1A, “Risk Factors,” and in the other documents we file with the Securities and Exchange Commission. Please refer to our “Forward-Looking Statements” section on page 34.

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

We had approximately 18.7 million and 17.5 million registered members – our “audiences” – as of June 30, 2017 and 2016, respectively. While the size of our registered user base does not provide direct insight into our customer numbers or our revenues, the value of our services sold to our customers is a direct result of the breadth and reach of this content footprint. This footprint creates the opportunity for our clients to gain business leverage by targeting our audiences through customized marketing programs. Likewise, the behavior exhibited by these audiences enables us to provide our customers with data products to improve their marketing and sales efforts. The targeted nature of our user base enables IT vendors to reach a specialized audience efficiently because our content is highly segmented and aligned with the IT vendors’ specific products. With it, we have developed a broad customer base, and now deliver marketing and sales services programs to approximately 1,300 customers annually.

Executive Summary

Our revenues for the six months ended June 30, 2017 declined approximately 7%, to $50.2 million, compared with the same period in 2016. IT Deal AlertTM revenues were up 45% in the first half of 2017, compared to the first half of 2016, and quarterly IT Deal Alert revenues topped $10 million for the second consecutive quarter. Revenues from our Priority EngineTM and Deal DataTM products were up 124% in the first half of 2017, compared to the first half of 2016, and the number of IT Deal Alert customers in the first half of 2017 was up 52% from the second quarter of 2016, to over 500 customers. We had 59 new Priority Engine customers in the second quarter of 2017 and we had a successful launch of Priority Engine outside North America, with 78 international customers utilizing the service in the second quarter of 2017.

We continue to have success selling annual deals and in the second quarter of 2017, 21% of our online revenue was derived from longer term contracts. The amount of revenue that we derived from longer term contracts in the second quarter of 2017 increased more than 70%, compared to the amount that we recognized in the second quarter of 2016.

While the news on IT Deal Alert has been consistently positive, the macro headwinds that we are facing continue to stubbornly persist. These include a weak IT spending environment, a strong U.S. dollar dampening markets outside of North America and some of our largest customers in the middle of merger integrations. Those factors continue to show up in our core numbers. Core online revenue was down 24% in the first half of 2017, compared to the first half of 2016. Our core revenues declined $5.3 million in the six-

month period from ten major global customers, as they are the ones most affected by the conditions mentioned above. Core revenues from the four accounts that are transitioning through complex post-merger consolidation and integration transactions were down approximately 40% in the first half. While this situation is beyond our control and the visibility is limited, our experience has shown that after the corporate consolidation and integration process completed, marketing budgets recover. If history holds to form, those four accounts will do better in the second half of this year. These declines in revenues from these major customers also contributed to the results of our online international geo-targeted revenues, where our target audience is outside North America (“International”), which remained relatively flat compared to the prior year.

As indicated, online international geo-targeted revenues, where our target audience is outside North America (“International”), increased 1% for the first half of 2017, compared with the prior year period, driven by International IT Deal Alert growth, partially offset by a decrease in core online sales, primarily from our largest customers, which was offset in part by International IT Deal Alert growth. The weakness in core online continues to be distributed across Europe, the Middle East, and Africa (“EMEA”), Asia Pacific (“APAC”) and Latin America.

Gross margin was 73% and 74% for the three months ended June 30, 2017 and 2016, respectively. Online gross profit decreased by $1.3 million, primarily attributable to the decline in online revenues as compared to the same period a year ago. Events gross profit decreased by $0.7 million as a result of the decreased events revenues as compared to the same period in the prior year. As we announced on February 14, 2017, we have phased out our events products.

Business Trends

The following discussion highlights key trends affecting our business.

•

Macro-economic Conditions and Industry Trends.  Because most of our customers are IT vendors, the success of our business is intrinsically linked to the health, and subject to the market conditions, of the IT industry. In the three months ended June 30, 2017, we did not see any meaningful improvement in the IT market and many of our customers continue to be revenue-challenged. This fact, coupled with some of our largest clients’ corporate post-merger consolidation and integration efforts, as well as caution because of foreign currency concerns, has continued to put pressure on marketing budgets. Our growth continues to be driven in large part by the return on the investments we made in our data analytics suite of products, IT Deal Alert, which continues to drive market share gains for us. While we will continue to invest in this growth area, management will continue to carefully control discretionary spending such as travel and entertainment, and the filling of new and replacement positions, in an effort to maintain profit margins and cash flows.

•

Brexit.  The announcement of the results of the United Kingdom’s referendum in which voters approved an exit of the United Kingdom from the European Union, commonly referred to as “Brexit,” has resulted in significant general economic uncertainty as well as volatility in global stock markets and currency exchange rate fluctuations. On March 29, 2017, the United Kingdom formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. Secretary of State for Exiting the European Union David Davis and European Union Chief Negotiator Michel Barnier commenced exit negotiations on June 19, 2017. While the parties have reported constructive progress with respect to the negotiations to date, continued uncertainty remains regarding the terms of the United Kingdom’s new partnership with the European Union and its member states. The overall impact of Brexit may create further global economic uncertainty, which may cause a subset of our customers to more closely monitor their costs in the affected region. Our revenues generated from customers who have billing addresses within the United Kingdom were approximately 12% of our total revenues for the six months ended June 30, 2017.

•

Customer Demographics. In the three months ended June 30, 2017, online revenues from ten major global customers, which generally have the most international exposure, decreased approximately 7% compared to the same period a year ago. Where we have historically reported a group of 12 major global customers, due to merger and consolidation, this group has been reduced to ten. Online revenues from our mid-sized customers (our largest 100 customers, excluding those companies we consider our ten major global customers, who generally have less exposure internationally) decreased by approximately 1% compared to the same period a year ago. Online revenues attributable to our smaller customers, which tend to be venture capital-backed start-ups that primarily operate in North America, decreased by approximately 3% over the prior year period. All three customer segments continued to report a challenging environment, and this translated into our customers remaining cautious with their marketing expenditures.

Our key strategic initiatives include:

•

Geographic – During the three months ended June 30, 2017, approximately 35% of our online revenues were derived from International campaigns. International marketing budgets continue to be challenged by the effects of the strong dollar and the uncertainty caused by Brexit. International results were also impacted by the large corporate post-merger consolidation and integration efforts noted above. We rolled out Priority Engine™ in Europe in the third quarter of 2016, and we launched Priority Engine in APAC during the fourth quarter of 2016.

•

Product – IT Deal Alert revenues were approximately $11.7 million in the three months ended June 30, 2017, up from approximately $8.4 million in the same period in 2016. This includes International IT Deal Alert revenues of $3.2 million, which is also included in International revenues as discussed above. In the second quarter of 2017, we had over 500 active customers utilizing our IT Deal Alert products and services, up from 277 customers in the second quarter of 2016. We expect IT Deal Alert to continue to be a meaningful growth driver through 2017.

Our core online revenues were down 22% in the second quarter of 2017 compared to the second quarter of 2016, which was disproportionately driven by our largest spenders.

Sources of Revenues

Revenue changes for the three and six month periods ended June 30, 2017, as compared to the same periods in 2016, were as follows:

	Three Months Ended June 30,		2017 vs. 2016	Six Months Ended June 30,		2017 vs. 2016
	2017	2016	change	2017	2016	change
	($ in thousands)			($ in thousands)
Total Online	$26,664	$27,726	(4)%	$50,073	$51,995	(4)%
Total Online by Geographic Area:
North America:
North America IT Deal Alert	8,441	7,041	20%	16,609	12,734	30%
North America Core Online	8,993	11,778	(24)%	17,070	23,039	(26)%
Total North America Online	17,434	18,819	(7)%	33,679	35,773	(6)%
International:
International IT Deal Alert	3,215	1,351	138%	5,418	2,469	119%
International Core Online	6,015	7,556	(20)%	10,976	13,753	(20)%
Total International Online	9,230	8,907	4%	16,394	16,222	1%
Total Online by Product:
IT Deal Alert:
North America IT Deal Alert	8,441	7,041	20%	16,609	12,734	30%
International IT Deal Alert	3,215	1,351	138%	5,418	2,469	119%
Total IT Deal Alert	11,656	8,392	39%	22,027	15,203	45%
Core Online:
North America Core Online	8,993	11,778	(24)%	17,070	23,039	(26)%
International Core Online	6,015	7,556	(20)%	10,976	13,753	(20)%
Total Core Online	15,008	19,334	(22)%	28,046	36,792	(24)%
Total Events	$—	$1,448	(100)%	$168	$2,210	(92)%
Total Revenues	$26,664	$29,174	(9)%	$50,241	$54,205	(7)%

We sell customized marketing programs to IT vendors targeting a specific audience within a particular IT sector or sub-sector. We maintain multiple points of contact with our customers to provide support throughout their organizations and their customers’ IT sales cycles. As a result, our customers often run multiple advertising programs with us in order to target their desired audience of IT professionals more effectively. There are multiple factors that can impact our customers’ marketing and advertising objectives and spending with us, including but not limited to, IT product launches, increases or decreases to their advertising budgets, the timing of key industry marketing events, responses to competitor activities and efforts to address specific marketing objectives such as creating brand awareness or generating sales leads. Our products and services are generally delivered under short-term contracts that run for the length of a given program, typically less than six months. In 2016, we began to enter into annual contracts with certain customers, and in the quarter ended June 30, 2017, approximately 21% of our online revenues were from longer term contracts of approximately 12 months. In the three months ended June 30, 2017, demand generation and brand advertising remained our primary sources of revenues, while data analytics-driven intelligence solutions, driven by growth in our IT Deal Alert products and services, contributed approximately 44% of online revenues as compared with approximately 30% for the same period in 2016.

The majority of our revenues are derived from the delivery of our online offerings. Online revenues represented 100% and 95% of total revenues for the three months ended June 30, 2017 and 2016, respectively, and 100% and 96% of total revenues for the six months ended June 30, 2017 and 2016, respectively. As previously disclosed, we have phased out our events product line.

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

•

IT Deal Alert: Qualified Sales Opportunities™. Qualified Sales Opportunities is a product that profiles specific in-progress purchase projects, including information on scope and purchase considerations, in approximately 150 technology-specific segments.

•

IT Deal Alert: Priority Engine. Priority Engine is a subscription service powered by our Activity Intelligence™ platform, which integrates with leading customer relationship management and marketing automation platforms from salesforce.com, Marketo, Inc., Eloqua, Pardot, Hubspot, and Integrate. The service delivers information that enables marketers and sales personnel to identify and understand accounts and individuals actively researching new technology purchases and then to engage those active prospects within the organizations that are relevant to the purchase. We sell this service in approximately 200 technology-specific segments which our customers use for demand generation, account-based marketing and other marketing and sales activities.

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

Events

Historically, we have operated a select number of face-to-face events, the majority of which were free to IT professionals and were sponsored by IT vendors. Events revenues represented 5% and 4% of total revenues for the three and six months ended June 30, 2016, respectively. In 2017, we ceased to offer these services to our customers and instead focus our efforts on enhancing our data driven product offerings and working with our customers to gain the fullest advantage that our data-driven products can offer.

Cost of Revenues, Operating Expenses and Other

Expenses consist of cost of online and event revenues, selling and marketing, product development, general and administrative, depreciation, amortization of intangible assets, and interest and other expense, net. Personnel-related costs are a significant component of each of these expense categories except for depreciation, amortization, and interest and other expense, net.

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

General and Administrative. General and administrative expenses consist primarily of salaries and related personnel costs; facility expenses and related overhead; accounting, legal and other professional fees; and stock-based compensation expenses.

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

Interest and Other Income (Expense), Net. Interest and other expense, net consists primarily of interest costs and the related amortization of deferred issuance costs on amounts borrowed under our Senior Secured Credit Facilities Credit Agreement for a term loan (“Term Loan Agreement”) and amortization of premiums on our investments, less any interest income earned on cash, cash equivalents, and short-term and long-term investments. We historically have invested our cash in money market accounts, municipal bonds, government agency bonds, U.S Treasury securities and corporate bonds. Other expense, net consists of non-operating gains or losses, primarily related to realized and unrealized foreign currency gains and losses on trade assets and liabilities.

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

Our critical accounting policies are those that affect our more significant judgments used in the preparation of our consolidated financial statements. A description of our critical accounting policies and estimates is contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Other than those noted in the “Accounting Guidance Adopted in 2017” section in Note 2 to our Consolidated Financial Statements, there were no material changes to our critical accounting policies and estimates during the first six months of 2017.

Income Taxes

We are subject to income taxes in both the U.S. and foreign jurisdictions, and we use estimates in determining our provision for income taxes. We recognize deferred tax assets and liabilities based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates.

Our deferred tax assets are comprised primarily of book to tax differences on stock-based compensation and timing of deductions for deferred rent, accrued expenses, depreciation and amortization. As of June 30, 2017, we had state net operating loss (“NOL”) carryforwards of approximately $1.3 million which expire at various dates through 2033. We also had foreign NOL carryforwards of $1.0 million, which may be used to offset future taxable income in foreign jurisdictions until they expire at various dates through 2021. The deferred tax assets related to the foreign NOL carryforwards have been fully offset by a valuation allowance.

Results of Operations

The following table sets forth our results of operations for the periods indicated, including percentage of total revenues:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	($ in thousands)				($ in thousands)
Revenues:
Online	$26,664	100%	$27,726	95%	$50,073	100%	$51,995	96%
Events	—	0%	1,448	5%	168	0%	2,210	4%
Total revenues	26,664	100%	29,174	100%	50,241	100%	54,205	100%
Cost of revenues:
Online	7,085	27%	6,813	23%	13,980	28%	13,471	25%
Events	—	0%	791	3%	41	0%	1,326	2%
Total cost of revenues	7,085	27%	7,604	26%	14,021	28%	14,797	27%
Gross profit	19,579	73%	21,570	74%	36,220	72%	39,408	73%
Operating expenses:
Selling and marketing	10,745	40%	11,028	38%	21,438	43%	22,088	40%
Product development	2,016	8%	1,945	7%	3,959	8%	3,853	7%
General and administrative	3,198	12%	3,044	10%	6,254	12%	6,254	12%
Depreciation	1,093	4%	1,016	3%	2,184	4%	2,036	4%
Amortization of intangible assets	42	0%	233	1%	82	0%	535	1%
Total operating expenses	17,094	64%	17,266	59%	33,917	68%	34,866	65%
Operating income	2,485	9%	4,304	15%	2,303	5%	4,542	8%
Interest and other expense, net	(94)	(0)%	(508)	(2)%	(257)	(1)%	(566)	0%
Income before provision for income taxes	2,391	9%	3,796	13%	2,046	4%	3,976	8%
Provision for income taxes	1,030	4%	1,397	5%	714	1%	1,625	2%
Net income	$1,361	5%	$2,399	8%	$1,332	3%	$2,351	6%

Comparison of Three Months Ended June 30, 2017 and 2016

Revenues

	Three Months Ended June 30,
	2017	2016	Increase (Decrease)	Percent Change
	($ in thousands)
Revenues:
Online	$26,664	$27,726	$(1,062)	(4)%
Events	—	1,448	(1,448)	(100)
Total revenues	$26,664	$29,174	$(2,510)	(9)%

Online. The decrease in online revenues is primarily attributable to the aforementioned contraction in spending from ten major global customers, including the four large customers who are involved in corporate post-merger consolidation and integration efforts. Partially offsetting these declines was an increase of $3.3 million in revenues from our IT Deal Alert product offerings.

Events. The decrease in events revenues is due to our decision to cease offering these services to our customers during 2017.

Cost of Revenues and Gross Profit

	Three Months Ended June 30,
	2017	2016	Increase (Decrease)	Percent Change
	($ in thousands)
Cost of revenues:
Online	$7,085	$6,813	$272	4%
Events	—	791	(791)	(100)
Total cost of revenues	$7,085	$7,604	$(519)	(7)%
Gross profit	$19,579	$21,570	$(1,991)	(9)%
Gross profit percentage	73%	74%

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

Gross Profit. Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. Gross profit percentage was 73% for the second quarter of 2017 and 74% for the second quarter of 2016. Online gross profit decreased by $1.3 million in the second quarter of 2017, as compared to the same period in 2016, primarily attributable to the decrease in online revenues as compared to the same period a year ago, in addition to increased costs associated with our new products as well as the contracted services associated with fulfilling certain demand generation campaigns. Online gross profit percentage decreased to 73% in the second quarter of 2017 from 75% in the second quarter of 2016. Because the majority of our costs are labor-related, we expect our gross profit to fluctuate from period to period depending on the total revenues for the period. We expect the phase out of the events products to have a positive impact on our gross profit and gross profit margin going forward.

Operating Expenses and Other

	Three Months Ended June 30,
	2017	2016	Increase (Decrease)	Percent Change
	($ in thousands)
Operating expenses:
Selling and marketing	$10,745	$11,028	$(283)	(3)%
Product development	2,016	1,945	71	4
General and administrative	3,198	3,044	154	5
Depreciation	1,093	1,016	77	8
Amortization of intangible assets	42	233	(191)	(82)
Total operating expenses	$17,094	$17,266	$(172)	(1)%
Interest and other expense, net	$(94)	$(508)	$414	(81)%
Provision for income taxes	$1,030	$1,397	$(367)	(26)%

Selling and Marketing. Selling and marketing expenses decreased for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, primarily due to declines in employee-related expenses because of lower headcount and a decrease in variable compensation-related expenses.

Product Development. Product development expense remained relatively flat in the three months ended June 30, 2017, compared with the same period the prior year. Costs that were capitalized associated with internal-use software and website development were approximately the same year over year.

General and Administrative. The increase in general and administrative expense for the three months ended June 30, 2017, compared to the same period in 2016, was primarily caused by increases in stock-based compensation and other labor-related costs.

Depreciation and Amortization of Intangible Assets. Depreciation expense remained relatively flat when compared to the same period in 2016. The decrease in amortization of intangible assets expense was attributable to certain intangible assets becoming fully amortized.

Interest and Other Expense, Net. Interest and other expense, net in the second quarter of 2017 was $0.1 million, compared to $0.5 million in the second quarter of 2016, due to fluctuations in currency exchange rates, partially offset by increased interest expense associated with the Term Loan Agreement that we entered into during the second quarter of 2016.

Provision for Income Taxes. Our effective tax rate was 43.1% and 39.8% for the three months ended June 30, 2017 and 2016, respectively. We have permanent differences that increase our tax expense on income or reduce our tax benefit on loss; the higher rate in 2017, as compared to 2016, was primarily due to an increase in non-deductible expenses in the U.S. for 2017, largely related to stock-based compensation and officers’ compensation. The effective tax rate differs from the statutory rate primarily due to these permanent differences of non-deductible expenses, state income taxes, and foreign income taxes.

Comparison of Six Months Ended June 30, 2017 and 2016

Revenues

	Six Months Ended June 30,
	2017	2016	Increase (Decrease)	Percent Change
	($ in thousands)
Revenues:
Online	$50,073	$51,995	$(1,922)	(4)%
Events	168	2,210	(2,042)	(92)
Total revenues	$50,241	$54,205	$(3,964)	(7)%

Online. The decrease in online revenues is primarily attributable to the aforementioned contraction in spending from ten major global customers, including the four large customers who are involved in corporate post-merger consolidation and integration efforts. Partially offsetting these declines was an increase of $6.8 million in revenues from our IT Deal Alert product offerings.

Events. The decrease in events revenues is due to our decision to cease offering these services to our customers during 2017. The events revenue in the six months ended June 30, 2017 was from residual events which could not be canceled.

Cost of Revenues and Gross Profit

	Six Months Ended June 30,
	2017	2016	Increase (Decrease)	Percent Change
	($ in thousands)
Cost of revenues:
Online	$13,980	$13,471	$509	4%
Events	41	1,326	(1,285)	(97)
Total cost of revenues	$14,021	$14,797	$(776)	(5)%
Gross profit	$36,220	$39,408	$(3,188)	(8)%
Gross profit percentage	72%	73%

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

Gross Profit. Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. Gross profit percentage was 72% for the first six months of 2017 and 73% for the first six months of 2016. Online gross profit decreased by $2.4 million in the first six months of 2017, as compared to the same period in 2016, primarily attributable to the decrease in online revenues as compared to the same period a year ago, in addition to increased costs associated with our new products as well as the contracted services associated with fulfilling certain demand generation campaigns. Online gross profit percentage decreased to 72% in the first six months of 2017 from 74% in the first six months of 2016. Because the majority of our costs are labor-related, we expect our gross profit to fluctuate from period to period depending on the total revenues for the period. We expect the phase out of the events products to have a positive impact on our gross profit and gross profit margin going forward.

Operating Expenses and Other

	Six Months Ended June 30,
	2017	2016	Increase (Decrease)	Percent Change
	($ in thousands)
Operating expenses:
Selling and marketing	$21,438	$22,088	$(650)	(3)%
Product development	3,959	3,953	6	—
General and administrative	6,254	6,254	—	—
Depreciation	2,184	2,036	148	7
Amortization of intangible assets	82	535	(453)	(85)
Total operating expenses	$33,917	$34,866	$(949)	(3)%
Interest and other expense, net	$(257)	$(566)	$309	(55)%
Provision for income taxes	$714	$1,625	$(911)	(56)%

Selling and Marketing. Selling and marketing expenses decreased for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, primarily due to declines in employee-related expenses because of lower headcount and a decrease in variable compensation-related expenses.

Product Development. Product development expense remained relatively flat for the six months ended June 30, 2017, compared with the same period the prior year. Costs that were capitalized associated with internal-use software and website development increased slightly year over year.

General and Administrative. General and administrative expense remained flat for the six months ended June 30, 2017, as compared to the same period in 2016.

Depreciation and Amortization of Intangible Assets. Depreciation expense increased when compared to the same period in 2016 primarily because of additions to property and equipment and the timing with which the depreciation expense is recorded. The decrease in amortization of intangible assets expense was attributable to certain intangible assets becoming fully amortized.

Interest and Other Expense, Net. Interest and other expense, net in the first six months of 2017 was $0.3 million, compared to $0.6 million in the first six months of 2016, due to fluctuations in currency exchange rates, partially offset by increased interest expense associated with the Term Loan Agreement that we entered into during the second quarter of 2016.

Provision for Income Taxes. Our effective tax rate was 34.9% and 39.9% for the six months ended June 30, 2017 and 2016, respectively. We have permanent differences that increase our tax expense on income or reduce our tax benefit on loss; the lower rate in 2017, as compared to 2016, was primarily due to an increase in discrete items in the U.S. for 2017, largely related to stock-based compensation and foreign taxes.

Seasonality

The timing of our revenues is affected by seasonal factors. Our revenues are seasonal primarily as a result of the annual budget approval process of many of our customers, the normal timing at which our customers introduce new products, and the historical decrease in advertising in summer months. The timing of revenues in relation to our expenses, many of which do not vary directly with revenues, has an impact on the cost of online revenues, selling and marketing, product development, and general and administrative expenses as a percentage of revenues in each calendar quarter during the year.

The majority of our expenses are personnel-related and include salaries, stock-based compensation, benefits and incentive-based compensation plan expenses. As a result, we have not experienced significant seasonal fluctuations in the timing of our expenses period to period.

Liquidity and Capital Resources

Resources

At June 30, 2017, our cash, cash equivalents, and investments totaled $36.6 million, a $0.7 million decrease from December 31, 2016. We believe that our existing cash, cash equivalents, and investments and our cash flow from operating activities will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion internationally, future acquisitions we might undertake, and the expansion into complementary businesses. To the extent that our cash and cash equivalents, investments and cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more additional acquisitions of businesses.

	June 30, 2017	December 31, 2016
	(in thousands)
Cash, cash equivalents and investments	$36,597	$37,274
Accounts receivable, net	$24,080	$22,551

Cash, Cash Equivalents, and Investments

Our cash, cash equivalents, and investments at June 30, 2017 were held for working capital purposes and were invested primarily in money market accounts, municipal bonds and government agency bonds and, to a lesser extent, corporate bonds. We do not enter into investments for trading or speculative purposes.

Accounts Receivable, Net

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our service delivery and billing activity, cash collections, and changes to our allowance for doubtful accounts. We use days sales outstanding (“DSO”) as a measurement of the quality and status of our receivables. We define DSO as net accounts receivable at quarter end divided by total revenues for the applicable period, multiplied by the number of days in the applicable period. DSO was 82 days at June 30, 2017 and 78 days at December 31, 2016. The increase in DSO was primarily due to the timing of payments from all classes of customers. We typically see an increase in DSO from December 31 to June 30 due to the reduction of revenues and historically strong collections in the fourth quarter.

Cash Flows

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Cash provided by operating activities	$6,558	$8,414
Cash provided by (used in) investing activities	$1,548	$(2,648)
Cash (used in) provided by financing activities	$(5,121)	$7,949

Operating Activities

Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, the provision for bad debt, stock-based compensation, deferred income taxes, and the effect of changes in working capital and other activities. Cash provided by operating activities for the six months ended June 30, 2017 was $6.6 million, compared to cash provided by operating activities of $8.4 million for the six months ended June 30, 2016.

The decrease in cash provided by operating activities was primarily a result of changes in operating assets and liabilities of $(0.8) million compared to $0.2 million in the first six months of 2017 and 2016, respectively. Significant components of the changes in assets and liabilities in the first six months of 2017 included a $0.9 million increase in income taxes payable, a $0.7 million decrease in accounts payable, a $0.6 million decrease in accrued expenses and other current liabilities, and a $0.2 million net increase in accounts receivable and deferred revenue.

Investing Activities

Cash provided by investing activities in the six months ended June 30, 2017 was $1.5 million and was primarily a result of proceeds from sales and maturities of investments, partially offset by the purchase of property and equipment, which was made up primarily of internal-use software and website development costs, computer equipment, and related software. Cash used in investing activities in the six months ended June 30, 2016 was $2.6 million and was related to the purchase of property and equipment, made up primarily of internal-use software and website development costs. We capitalized internal use software and website development costs of $0.8 million for each of the three months ended June 30, 2017 and 2016, and $1.6 million and $1.5 million for the six months ended June 30, 2017 and 2016, respectively.

Financing Activities

In the first six months of 2017, we used $5.1 million for financing activities, consisting primarily of $2.5 million for the repayment of principal on the Term Loan and $2.1 million for the purchase of treasury shares and related costs. In the first six months of 2016, we received $7.9 million from financing activities.

Common Stock Repurchase Program

In June 2016, we announced that our Board of Directors (our “Board”) had authorized a $20 million stock repurchase program (the “June 2016 Repurchase Program”), whereby we are authorized to repurchase our common stock from time to time on the open market or in privately negotiated transactions at prices and in the manner that may be determined by our Board. During the three and six months ended June 30, 2017, we repurchased 82,067 and 243,214 shares of common stock, respectively, for an aggregate purchase price of $0.8 million and $2.1 million, respectively, pursuant to the June 2016 Repurchase Program.

Repurchased shares are recorded under the cost method and are reflected as treasury stock in our accompanying Consolidated Balance Sheets. All share repurchases were funded with cash on hand.

On May 5, 2017, our Board reauthorized the common stock repurchase program to allow us to use the remaining balance of the unused authorization under the 2016 Repurchase Program after its original expiration in June 2017. The reauthorized program allows us to repurchase our common stock from time to time on the open market or in privately negotiated transactions at prices and in the manner that may be determined by our management. The reauthorized program has no time limit and may be suspended at any time. Additionally, we may establish, from time to time, 10b5-1 trading plans that will provide flexibility as we buy back our shares.

Tender Offer

On May 10, 2016, we commenced a Tender Offer to purchase up to 8.0 million shares of our common stock at a price of $7.75 per share.

The Tender Offer expired on June 8, 2016. In accordance with the terms of the Tender Offer, we accepted for purchase 5,237,843 shares of our common stock for a total of $40.8 million, which included approximately $0.2 million in costs directly attributable to the Tender Offer. In connection with the Tender Offer, TCV V, L.P., TCV Member Fund, L.P. (along with TCV V, L.P., referred to as the “TCV Funds”) and TCV Management 2004, L.L.C. (“TCM 2004”), each a related party, collectively tendered 3,379,249 shares of our common stock in the aggregate. Jay Hoag, a member of our Board at the time of the Tender Offer, was also a member of the general partner of the TCV Funds and a member of TCM 2004, which at the time was estimated to hold more than 5% of our voting securities. Additionally, Rogram LLC, a related party, tendered 308,713 shares in connection with the Tender Offer. Roger Marino, a member of our Board, indirectly controls shares in Rogram LLC.

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

The Term Loan Agreement requires us to maintain compliance with certain covenants, including leverage and fixed charge coverage ratio covenants. At June 30, 2017, we were in compliance with all covenants under the Term Loan Agreement.

At our option, the Term Loan Agreement bears interest at either an annual rate of 1.50% plus the higher of (a) the Prime Rate in effect on such day and (b) the Federal Funds Effective Rate in effect on such day plus 0.50%, or the London Interbank Offered Rate (“LIBOR”) plus 2.50%. As of June 30, 2017, the applicable interest rate was 3.72%, representing LIBOR plus the applicable margin of 2.50%. Interest expense under the Term Loan Agreement was $0.4 million and $0.7 million for the three and six months ended June 30, 2017, respectively, which includes non-cash interest expense related to the amortization of deferred issuance costs of $30,000 and $53,000 for the three and six months ended June 30, 2017, respectively.

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

Capital Expenditures

We have made capital expenditures primarily for computer equipment and related software needed to host our websites, internal-use software development costs, as well as for leasehold improvements and other general purposes to support our growth. Our capital expenditures totaled $2.0 million and $2.6 million for the six month periods ended June 30, 2017 and 2016, respectively. A majority of our capital expenditures in the first half of 2017 were internal-use software and website development costs and, to a lesser extent, computer equipment and related software. We capitalized internal-use software and website development costs of $1.6 million and $1.5 million for the six months ended June 30, 2017 and 2016, respectively. We are not currently party to any purchase contracts related to future capital expenditures.

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

Foreign Currency Exchange Risk

We currently have subsidiaries in the United Kingdom, Hong Kong, Australia, Singapore, Germany and France. Additionally, we have a wholly foreign-owned enterprise formed under the laws of the People's Republic of China (“PRC”), and a variable interest entity in Beijing, PRC. Approximately 29% of our revenues for the three months ended June 30, 2017 were derived from customers with billing addresses outside of the United States and our foreign exchange gains/losses were not significant. We currently believe our exposure to foreign currency exchange rate fluctuations, including any impact of the United Kingdom’s decision to withdraw from the European Union, is financially immaterial and therefore have not entered into foreign currency hedging transactions. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in the future. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Our continued international expansion increases our exposure to exchange rate fluctuations and as a result such fluctuations could have a significant impact on our future results of operations.

Interest Rate Risk

At June 30, 2017, we had cash, cash equivalents, and investments totaling $36.6 million. These amounts were invested primarily in money market accounts and municipal bonds and, to a lesser extent, government agency bonds, U.S. Treasury securities, and corporate bonds. The cash, cash equivalents, and investments were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

Our exposure to market risk also relates to interest expense on borrowings under the Term Loan Agreement. At our option, the borrowings under the Term Loan Agreement bear interest at either an annual rate of 1.50% plus the higher of (a) the Prime Rate in effect on such day and (b) the Federal Funds Effective Rate in effect for such day plus 0.50%, or the London Interbank Offered Rate (“LIBOR”) plus 2.50% (see Note 7 to the Consolidated Financial Statements). At June 30, 2017, there was $36.3 million of aggregate principal outstanding under the Term Loan Agreement.

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

In connection with the preparation of the Quarterly Report on Form 10-Q for the period ended June 30, 2017, management, under the supervision of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), conducted an evaluation of disclosure controls and procedures as of June 30, 2017. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control, that occurred during the second quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened litigation against us that could have a material adverse effect on our business, operating results or financial condition.

Item 1A. Risk Factors

Our business is subject to a number of risks, including those identified in Item 1A – “Risk Factors” of our 2016 Annual Report on Form 10-K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of June 30, 2017, there have been no material changes to the risk factors disclosed in our 2016 Annual Report on Form 10-K. We may disclose changes to any risk factors presented or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities

None.

(b)	Use of Proceeds from Registered Securities

None.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2017 – April 30, 2017	—	$—	—	$10,660,820
May 1, 2017 – May 31, 2017	16,544	$9.09	16,544	$10,510,430
June 1, 2017 – June 30, 2017	65,523	$9.45	65,523	$9,891,448
Total	82,067	$9.37	82,067	$9,891,448

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

TECHTARGET, INC.
(Registrant)

Date: August 9, 2017	By:	/s/ MICHAEL COTOIA
Michael Cotoia, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 9, 2017	By:	/s/ DANIEL NORECK
Daniel Noreck, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)

Exhibit Index

Exhibit No.	Description of Exhibit

10.1	2017 Stock Option and Incentive Plan. Filed as Exhibit 10.1 to the Company's Form 8-K filed on June 20, 2017.

10.2	Form of Restricted Stock Unit Agreement

10.3	Form of Stock Option Agreement

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

*

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2017 and June 30, 2016, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and June 30, 2016 and (iv) Notes to Consolidated Financial Statements.