Form 10-Q
period 2017-09-30
TechTarget Inc
filed 2017-11-08
CIK 1293282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 31, 2017, the registrant had 27,597,437 shares of common stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TECHTARGET, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,253	$18,485
Short-term investments	8,764	10,988
Accounts receivable, net of allowance for doubtful accounts of $1,676 and $1,961 as of September 30, 2017 and December 31, 2016, respectively	29,393	22,551
Prepaid taxes	2,133	3,961
Prepaid expenses and other current assets	2,670	1,952
Total current assets	62,213	57,937
Property and equipment, net	8,757	9,232
Long-term investments	3,042	7,801
Goodwill	93,717	93,469
Intangible assets, net	542	601
Deferred tax assets	543	139
Other assets	880	898
Total assets	$169,694	$170,077
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,486	$2,100
Current portion of term loan	9,888	6,157
Accrued expenses and other current liabilities	2,747	2,792
Accrued compensation expenses	1,240	698
Income taxes payable	-	122
Deferred revenue	9,238	6,079
Total current liabilities	24,599	17,948
Long-term liabilities:
Long-term portion of term loan	24,811	32,286
Deferred rent	1,763	2,080
Deferred tax liabilities	198	200
Total liabilities	51,371	52,514
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 53,246,110 shares issued and 27,597,037 shares outstanding at September 30, 2017 and 52,601,284 shares issued and 27,495,539 shares outstanding at December 31, 2016	53	52
Treasury stock, 25,649,073 shares at September 30, 2017 and 25,105,745 shares at December 31, 2016, at cost	(167,953)	(162,731)
Additional paid-in capital	298,933	296,853
Accumulated other comprehensive gain (loss)	5	(248)
Accumulated deficit	(12,715)	(16,363)
Total stockholders’ equity	118,323	117,563
Total liabilities and stockholders’ equity	$169,694	$170,077

See accompanying Notes to Consolidated Financial Statements.

TechTarget, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Revenues:
Online	$28,012	$24,247	$78,085	$76,242
Events	—	1,503	168	3,713
Total revenues	28,012	25,750	78,253	79,955
Cost of revenues:
Online(1)	6,951	6,889	20,931	20,360
Events	—	723	41	2,049
Total cost of revenues	6,951	7,612	20,972	22,409
Gross profit	21,061	18,138	57,281	57,546
Operating expenses:
Selling and marketing(1)	11,568	11,243	33,006	33,331
Product development(1)	2,209	2,074	6,168	6,027
General and administrative(1)	3,288	3,138	9,542	9,392
Depreciation	1,065	951	3,249	2,987
Amortization of intangible assets	44	183	126	718
Total operating expenses	18,174	17,589	52,091	52,455
Operating income	2,887	549	5,190	5,091
Interest and other expense, net	(190)	(471)	(447)	(1,037)
Income before provision for income taxes	2,697	78	4,743	4,054
Provision for income taxes	623	100	1,337	1,725
Net income (loss)	$2,074	$(22)	$3,406	$2,329
Other comprehensive income, net of tax:
Unrealized gain (loss) on investments (net of tax provision of $3, $(13), $11, and $3, respectively)	$6	$(22)	$20	$5
Foreign currency translation gain	71	11	233	110
Other comprehensive income (loss)	77	(11)	253	115
Comprehensive income (loss)	$2,151	$(33)	$3,659	$2,444
Net income (loss) per common share:
Basic	$0.08	$(0.00)	$0.12	$0.08
Diluted	$0.07	$(0.00)	$0.12	$0.07
Weighted average common shares outstanding:
Basic	27,555	27,540	27,521	30,650
Diluted	28,320	27,540	28,275	31,608

(1)	Amounts include stock-based compensation expense as follows:

Cost of online revenues	$13	$36	$38	$90
Selling and marketing	1,284	1,260	3,161	3,103
Product development	18	45	92	124
General and administrative	811	703	2,018	1,753

See accompanying Notes to Consolidated Financial Statements.

TechTarget, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Nine Months Ended
	September 30,
	2017	2016
	(Unaudited)
Operating Activities:
Net income	$3,406	$2,329
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,373	3,705
Provision for bad debt	606	289
Amortization of investment premiums	214	217
Stock-based compensation	5,309	5,070
Amortization of debt issuance costs	81	128
Changes in operating assets and liabilities:
Accounts receivable	(7,447)	452
Prepaid taxes, prepaid expenses and other current assets	(759)	(436)
Other assets	44	54
Accounts payable	(618)	19
Income taxes payable	1,581	1,094
Accrued expenses and other current liabilities	(130)	(786)
Accrued compensation expenses	519	(88)
Deferred revenue	3,159	1,331
Other liabilities	(321)	(29)
Net cash provided by operating activities	9,017	13,349
Investing activities:
Purchases of property and equipment, and other capitalized assets	(2,761)	(3,435)
Purchases of investments	(500)	(3,210)
Proceeds from sales and maturities of investments	7,300	4,600
Net cash provided by (used in) investing activities	4,039	(2,045)
Financing activities:
Tax withholdings related to net share settlements	(3,789)	(4,380)
Purchase of treasury shares and related costs	(5,222)	(45,056)
Payment of earnout liabilities	—	(459)
Proceeds from exercise of stock options	561	3,963
Debt issuance costs	(50)	(367)
Term loan proceeds	—	50,000
Term loan principal payment	(3,750)	—
Net cash (used in) provided by financing activities	(12,250)	3,701
Effect of exchange rate changes on cash and cash equivalents	(38)	29
Net increase in cash and cash equivalents	768	15,034
Cash and cash equivalents at beginning of period	18,485	14,783
Cash and cash equivalents at end of period	$19,253	$29,817
Supplemental disclosure of cash flow information:
Cash (refunded from) paid for taxes, net	$(166)	$685

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

2. Summary of Significant Accounting Policies

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these Notes to Consolidated Financial Statements. The Company’s critical accounting policies are those that affect its more significant judgments used in the preparation of its consolidated financial statements. A description of the Company’s critical accounting policies and estimates is contained in its Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Other than those noted in the “Accounting Guidance Adopted in 2017” section below, there were no material changes to the Company’s critical accounting policies and use of estimates during the first nine months of 2017.

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

PRC laws and regulations prohibit or restrict foreign ownership of internet-related services and advertising businesses. To comply with these foreign ownership restrictions, the Company operates its websites and provides online advertising services in the PRC through KWIT. The Company entered into certain exclusive agreements with KWIT and its shareholders through TTGT HK, which obligated TTGT HK to absorb all of the risk of loss from KWIT’s activities and entitled TTGT HK to receive all of its residual returns. In addition, the Company entered into certain agreements with the authorized parties through TTGT HK, including Management and Consulting Services, Voting Proxy, Equity Pledge and Option Agreements. TTGT HK assigned all of its rights and obligations to the newly formed wholly foreign-owned enterprise, TTGT Consulting. TTGT Consulting is established and existing under the laws of the PRC, and is wholly-owned by TTGT HK.

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

Reclassifications

The adoption of a recent accounting pronouncement, described in more detail in the Accounting Guidance Adopted in 2017 section below, resulted in an in immaterial adjustment to the Accumulated Deficit in the Consolidated Balance Sheet as of December 31, 2016 and in an immaterial reclassification between Operating Activities and Financing Activities in the Consolidated Statement of Cash Flows for the nine months ended September 30, 2016. There was no effect on the Consolidated Statements of Operations and Comprehensive Income.

There were no reclassifications out of accumulated other comprehensive income in the periods ended September 30, 2017 or 2016.

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

Recent Accounting Pronouncements

Accounting Guidance Adopted in 2017

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the Consolidated Statement of Cash Flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted the provisions of the new standard on January 1, 2017. Implementing the new pronouncement resulted in the Company recognizing tax benefits and tax deficiencies related to stock compensation deductions as a component of the provision for income tax expense in the reporting period in which they occur. Additionally, the Company has applied the modified retrospective adoption approach, which resulted in the Company recording deferred tax assets of approximately $0.2 million with an offsetting entry to retained earnings. ASU 2016-09 also requires the presentation of excess tax benefit from stock options as an operating activity on the Consolidated Statement of Cash Flows instead of as a financing activity, which resulted in an immaterial reclassification in the Consolidated Statement of Cash Flows for the first nine months of 2016.

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

The standard may be applied retrospectively to each prior period presented, or using the modified retrospective approach, with the cumulative effect recognized as of the date of initial application. The Company anticipates adopting the standard effective January 1, 2018, using the modified retrospective approach. The Company is continuing to identify any necessary changes to its systems, processes, and internal controls to meet the standard’s reporting and disclosure requirements. Based upon evaluations to date, the Company does not anticipate any significant system, process, or internal control changes. The Company continues to progress in its evaluation of the impact of the adoption of the standard on other areas of its consolidated financial statements and disclosures, and anticipates additional required disclosures but does not anticipate a material effect on its reported revenue, its net income, or its accounting for deferred commissions balances.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the Consolidated Statements of Operations and Comprehensive Income. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements and disclosures. However, the Company anticipates that this standard will have a material impact on its financial position, primarily due to office space operating leases, for which the Company will be required to recognize lease assets and lease liabilities on its Consolidated Balance Sheets. The Company will continue to assess the potential impacts of this standard, including the impact the adoption of this guidance will have on its results of operations or cash flows, if any.

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

3. Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, short-term and long-term investments and contingent consideration. The fair value of these financial assets and liabilities was determined based on three levels of input as follows:

•	Level 1. Quoted prices in active markets for identical assets and liabilities;
•	Level 2. Observable inputs other than quoted prices in active markets; and
•	Level 3. Unobservable inputs.

The fair value hierarchy of the Company’s financial assets and liabilities carried at fair value and measured on a recurring basis is as follows:

		Fair Value Measurements at Reporting Date Using
	September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$3,452	$3,452	$—	$—
Short-term investments(2)	8,764	—	8,764	—
Long-term investments(2)	3,042	—	3,042	—
Total assets	$15,258	$3,452	$11,806	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$4,301	$4,301	$—	$—
Short-term investments(2)	10,988	—	10,988	—
Long-term investments(2)	7,801	—	7,801	—
Total assets	$23,090	$4,301	$18,789	$—

(1)	Included in cash and cash equivalents on the accompanying Consolidated Balance Sheets; valued at quoted market prices in active markets.
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

4. Cash, Cash Equivalents, and Investments

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less at date of purchase. Cash equivalents are carried at cost, which approximates their fair market value. Cash and cash equivalents consisted of the following:

	September 30, 2017	December 31, 2016
Cash	$15,801	$14,184
Money market funds	3,452	4,301
Total cash and cash equivalents	$19,253	$18,485

The Company’s short-term and long-term investments are accounted for as available for sale securities. These investments are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive loss, a component of stockholders’ equity, net of tax. The cumulative unrealized loss, net of taxes, was $10 and $30 as of September 30, 2017 and December 31, 2016, respectively. Realized gains and losses on the sale of these investments are determined using the specific identification method. There were no realized gains or losses during the three or nine months ended September 30, 2017 or 2016.

Short-term and long-term investments consisted of the following:

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term and long-term investments:
U.S. Treasury securities	$1,998	$—	$(3)	$1,995
Government agency bonds	2,005	—	(2)	2,003
Municipal bonds	5,815	—	(8)	5,807
Corporate bonds	2,003	—	(2)	2,001
Total short-term and long-term investments	$11,821	$—	$(15)	$11,806

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term and long-term investments:
U.S. Treasury securities	$1,998	$—	$(1)	$1,997
Government agency bonds	5,012	1	(2)	5,011
Municipal bonds	9,817	—	(42)	9,775
Corporate bonds	2,009	—	(3)	2,006
Total short-term and long-term investments	$18,836	$1	$(48)	$18,789

The Company had nineteen debt securities in an unrealized loss position at September 30, 2017. All of these securities have been in such a position for no more than fourteen months. The unrealized loss on those securities was approximately $16 and the fair value was $11.3 million. At December 31, 2016, the Company had twenty one debt securities in an unrealized loss position, and the unrealized loss on those securities was approximately $48 and the fair value was $13.8 million at that date. The Company uses specific identification when reviewing these investments for impairment. Because the Company does not intend to sell the investments that are in an unrealized loss position and it is not likely that the Company will be required to sell any investments before recovery of their cost basis, the Company does not consider those investments with an unrealized loss to be other-than-temporarily impaired at September 30, 2017.

The Company’s investments have contractual maturity dates that range from November 2017 to January 2019. All income generated from these investments is recorded as interest income.

5. Goodwill and Intangible Assets

The following table summarizes the Company’s intangible assets, net:

		September 30, 2017
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer, affiliate and advertiser relationships	5	$6,918	$(6,909)	$9
Developed websites, technology and patents	10	1,323	(878)	445
Trademark, trade name and domain name	8	1,797	(1,718)	79
Proprietary user information database and internet traffic	5	1,195	(1,186)	9
Total intangible assets		$11,233	$(10,691)	$542

		December 31, 2016
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer, affiliate and advertiser relationships	5–9	$6,826	$(6,807)	$19
Developed websites, technology and patents	10	1,178	(705)	473
Trademark, trade name and domain name	5–8	1,749	(1,664)	85
Proprietary user information database and internet traffic	5	1,146	(1,122)	24
Total intangible assets		$10,899	$(10,298)	$601

Intangible assets are amortized over their estimated useful lives, which range from five to ten years, using methods of amortization that are expected to reflect the estimated pattern of economic use. The remaining amortization expense will be recognized over a weighted-average period of approximately 3.08 years. Amortization expense was $0.1 million and $0.7 million for the nine months ended September 30, 2017 and 2016, respectively. Amortization expense is recorded within operating expenses as the intangible assets consist of customer-related assets which generate website traffic that the Company considers to be in support of selling and marketing activities. The Company did not write off any fully amortized intangible assets in the first nine months of 2017. The change in the gross carrying amount of intangible assets during the nine months ended September 30, 2017 was due to foreign currency translation gains and losses.

The Company expects amortization expense of intangible assets to be as follows:

Years Ending December 31:	Amortization Expense
2017 (October 1 – December 31)	$43
2018	109
2019	92
2020	78
2021	94
Thereafter	126
Total	$542

Goodwill and indefinite-lived intangible assets are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. The Company did not have any intangible assets other than goodwill with indefinite lives as of September 30, 2017 or December 31, 2016. There were no indications of impairment as of September 30, 2017, and the Company believes that, as of the balance sheet dates presented, none of the Company’s goodwill or intangible assets was impaired.

6. Net Income (Loss) Per Common Share

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per common share is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Numerator:
Net income (loss)	$2,074	$(22)	$3,406	$2,329
Denominator:
Basic:
Weighted average shares of common stock and vested, undelivered restricted stock units outstanding	27,554,586	27,539,655	27,521,244	30,650,164
Diluted:
Weighted average shares of common stock and vested, undelivered restricted stock units outstanding	27,554,586	27,539,655	27,521,244	30,650,164
Effect of potentially dilutive shares (1)	765,799	—	754,043	958,059
Total weighted average shares of common stock and vested, undelivered restricted stock units outstanding and potentially dilutive shares	28,320,385	27,539,655	28,275,287	31,608,223
Net Income (Loss) Per Share:
Basic net income (loss) per share	$0.08	$(0.00)	$0.12	$0.08
Diluted net income (loss) per share	$0.07	$(0.00)	$0.12	$0.07

(1)

In calculating diluted net income (loss) per share, 0.3 million shares related to outstanding stock options and unvested, undelivered restricted stock units were excluded for each of the three and nine months ended September 30, 2017 and 1.2 million shares related to outstanding stock options and unvested restricted stock units were excluded for each of the three and nine months ended September 30, 2016, because including them would have been anti-dilutive. Additionally, shares used to calculate diluted net loss per share exclude the 0.8 million shares related to outstanding stock options and restricted stock units from the three months ended September 30, 2016 that would have been dilutive if the Company had reported net income during that period.

7. Term Loan Agreement

On May 9, 2016, the Company entered into a Senior Secured Credit Facilities Credit Agreement for a term loan (the “Term Loan Agreement”). Under the Term Loan Agreement, the Company borrowed and received $50 million in aggregate principal amount pursuant to a five-year term loan (the “Term Loan”). The borrowings under the Term Loan Agreement are secured by a lien on substantially all of the assets of the Company, including a pledge of the stock of certain of its wholly-owned subsidiaries. As of September 30, 2017, the carrying amount of the Term Loan was $34.7 million.

At the Company’s option, the Term Loan Agreement bears interest at either an annual rate of 1.50% plus the higher of (a) the Prime Rate in effect on such day and (b) the Federal Funds Effective Rate in effect on such day plus 0.50%, or the London Interbank Offered Rate (“LIBOR”) plus 2.50%. The applicable interest rate was 3.74% at September 30, 2017, representing LIBOR plus the applicable margin of 2.50%. Interest expense under the Term Loan Agreement was $1.0 million and $0.6 million during the nine months ended September 30, 2017 and 2016, respectively. This includes non-cash interest expense of $81 and $36 for the nine months ended September 30, 2017 and 2016, respectively, related to the amortization of deferred issuance costs. During the nine months ended September 30, 2017, the Company made principal payments totaling $3.8 million.

The Term Loan Agreement requires the Company to maintain compliance with certain covenants, including leverage and fixed charge coverage ratio covenants. At September 30, 2017, the Company was in compliance with all covenants under the Term Loan Agreement.

8. Commitments and Contingencies and Subsequent Events

Operating Leases

The Company conducts its operations in leased office facilities under various noncancelable operating lease agreements that, as amended in October 2017, expire through December 2029.

On October 26, 2017, the Company and Hines Global REIT Riverside Center, LLC (“Hines”) entered into a Third Amendment (the “Third Amendment”) to the lease agreement for office space in Newton, Massachusetts, dated as of August 4, 2009, by and between the Company and MA-Riverside Project, L.L.C. (predecessor-in-interest to Hines) as amended (the “Newton Lease”). The Third Amendment extends the lease term to December 31, 2029 and preserves the Company’s option to extend the term for an additional five (5) year period subject to certain terms and conditions set forth in the Newton Lease. The Third Amendment reduces the rentable space from approximately 110,000 square feet to approximately 74,000 square feet effective January 1, 2018 and provides the Company with a one-time cash allowance of up to $3.3 million, which may be used by the Company for any purpose. Beginning on January 1, 2018, base monthly rent under the Third Amendment will be $0.3 million. The base rent will increase biennially at a rate averaging approximately 1% per year, beginning on January 1, 2020. The Company remains responsible for certain other costs under the Third Amendment, including operating expenses and taxes.

The Newton Lease contains rent concessions, which the Company is receiving over the life of the Newton Lease. Certain of the Company’s operating leases include lease incentives and escalating payment amounts and are renewable for varying periods. The Company is recognizing the related rent expense on a straight-line basis over the term of each lease, taking into account the lease incentives and escalating lease payments. Total rent expense under the Company’s leases was approximately $3.4 million and approximately $3.3 million for the nine months ended September 30, 2017 and 2016, respectively.

Future minimum lease payments under the Company’s noncancelable operating leases, as amended, as of October 26, 2017 are as follows:

Years Ending December 31:	Minimum Lease Payments
2017 (October 1 – December 31)	$1,203
2018	4,218
2019	4,107
2020	3,630
2021	3,734
Thereafter	28,004
Total	$44,896

Litigation

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At September 30, 2017 and December 31, 2016, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

9. Stock-Based Compensation

Stock Option and Incentive Plans

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

At the inception of the plan, the Company reserved for issuance an aggregate of 2,911,667 shares of common stock under the 2007 Plan, which expired in May 2017. The 2007 Plan was subject to an automatic annual increase of shares on January 1 of each year, beginning on January 1, 2008, equal to the lesser of (a) 2% of the outstanding number of shares of common stock (on a fully-diluted basis) on the immediately preceding December 31 and (b) such lower number of shares as may be determined by the compensation committee of the Board. The number of shares available for issuance under the 2007 Plan was subject to adjustment in the event of a stock split, stock dividend or other change in capitalization. Additionally, shares that were subject to stock options returned to the 1999 Plan as a result of their expiration, cancellation, or termination were automatically made available for issuance under the 2007 Plan. Approximately 8,224,334 shares were added to the 2007 Plan in accordance with the automatic annual increase and 1999 Plan return provisions. No new awards may be granted under the 2007 Plan; however, the shares of common stock remaining in the 2007 Plan are available for issuance in connection with previously awarded grants under the 2007 Plan. There are 1,527,870 shares of common stock, including 25,000 vested restricted stock units, that remain subject to outstanding stock grants under the 2007 Plan as of September 30, 2017.

In March 2017, the Board approved the 2017 Stock Option and Incentive Plan (the “2017 Plan”), which was approved by the stockholders of the Company at the 2017 Annual Meeting and became effective June 16, 2017. The 2017 Plan replaces the Company’s 2007 Plan. On that date, approximately 3,000,000 shares of Common Stock were reserved for issuance under the 2017 Plan and, generally, shares that are forfeited or canceled from awards under the 2017 Plan also will be available for future awards. Under the 2017 Plan, the Company may grant restricted stock and restricted stock units, non-qualified stock options, stock appreciation rights, performance awards, and other stock-based and cash-based awards. Shares of stock issued pursuant to restricted stock awards are restricted in that they are not transferable until they vest. Stock underlying awards of restricted stock units are not issued until the units vest. Non-qualified stock options cannot be exercised until they vest. Under the 2017 Plan, all stock options and stock appreciation rights must be granted with an exercise price that is at least equal to the fair market value of the stock on the date of grant. The 2017 Plan broadly prohibits the repricing of options and stock appreciation rights without stockholder approval and requires that no dividends or dividend equivalents be paid with respect to options or stock appreciation rights. The 2017 Plan further provides that, in the event any dividends or dividend equivalents are declared with respect to restricted stock, restricted stock units, other stock-based awards and performance awards (referred to as “full-value awards”), they would be subject to the same vesting and forfeiture provisions as the underlying award. There are a total of 635,000 shares of common stock that remain subject to outstanding stock grants under the 2017 Plan as of September 30, 2017.

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

A summary of the stock option activity under the Company’s plans for the nine months ended September 30, 2017 is presented below:

Year-to-Date Activity	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2016	861,380	$9.42
Granted	20,000	10.33
Exercised	(103,673)	5.44		$437
Forfeited	—	—
Cancelled	(104,087)	13.47
Options outstanding at September 30, 2017	673,620	$9.43	1.98	$2,310
Options exercisable at September 30, 2017	653,620	$9.41	1.74	$2,277
Options vested or expected to vest at September 30, 2017	671,652	$9.43	1.96	$2,306

During the nine months ended September 30, 2017, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $0.4 million. During the nine months ended September 30, 2016, the total intrinsic value of options exercised was $1.8 million. The total amount of cash received from exercise of these options was approximately $0.6 million and $4.0 million during the nine months ended September 30, 2017 and 2016, respectively.

Restricted Stock Units

Restricted stock units are valued at the market price of a share of the Company’s common stock on the date of the grant. A summary of the restricted stock unit activity under the Company’s plans for the nine months ended September 30, 2017 is presented below:

Year-to-Date Activity	Shares	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Nonvested outstanding at December 31, 2016	1,640,790	$8.54
Granted	618,826	9.57
Vested	(759,866)	8.20
Forfeited	(35,500)	9.93
Nonvested outstanding at September 30, 2017	1,464,250	$9.12	$17,483

The total grant date fair value of restricted stock units that vested during each of the nine months ended September 30, 2017 and 2016 was $6.2 million.

As of September 30, 2017, there was $12.0 million of total unrecognized compensation expense related to stock options and restricted stock units, which is expected to be recognized over a weighted average period of 2.1 years.

10. Stockholders’ Equity

Reserved Common Stock

As of September 30, 2017, the Company has reserved 8,676,876 shares of common stock for use in settling outstanding options and unvested restricted stock units that have not been issued as well as future awards available for grant under the 2017 Plan.

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

Common Stock Repurchase Program

In June 2016, the Company announced that the Board had authorized a $20 million stock repurchase program (the “June 2016 Repurchase Program”), whereby the Company is authorized to repurchase the Company’s common stock from time to time on the open market or in privately negotiated transactions at prices and in the manner that may be determined by the Board. During the nine months ended September 30, 2017, the Company repurchased 543,328 shares of common stock for an aggregate purchase price of $5.2 million pursuant to the June 2016 Repurchase Program.

Repurchased shares are recorded under the cost method and are reflected as treasury stock in the accompanying Consolidated Balance Sheets. All share repurchases were funded with cash on hand.

On May 5, 2017, the Company’s Board reauthorized the common stock repurchase program to allow the Company to use the remaining balance of the unused authorization under the June 2016 Repurchase Program after its original expiration in June 2017. The reauthorized program allows the Company to repurchase its common stock from time to time on the open market or in privately negotiated transactions at prices and in the manner that may be determined by management. The reauthorized program has no time limit and may be suspended at any time. Additionally, the Company may establish, from time to time, 10b5-1 trading plans that will provide flexibility as it buys back its shares. As of September 30, 2017, the Company had $6.8 million remaining for purchases under the stock repurchase program.

11. Income Taxes

The Company’s effective income tax rate before discrete items was 44.7% and 42.0% for the nine months ended September 30, 2017 and 2016, respectively. The Company recognized income tax benefits for discrete items of $0.8 million and of an immaterial amount during the nine months ended September 30, 2017 and 2016, respectively. The Company measures its interim period tax expense using an estimated annual effective tax rate and adjustments for discrete taxable events that occur during the interim period. The estimated annual effective income tax rate is based upon the Company’s estimations of annual pre-tax income, the geographic mix or pre-tax income, and its interpretations of tax laws. The Company updates the estimate of its annual effective tax rate at the end of each quarterly period. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

In the first quarter of 2017, the Company adopted ASU 2016-09, which requires that all excess tax benefits and tax deficiencies related to stock compensation be recognized as income tax expense or benefit in the Consolidated Statement of Operations and Comprehensive Income in the period incurred. The Company recognized $0.5 million of income tax benefits from excess deductions net of shortfalls during the nine months ended September 30, 2017. As part of adopting ASU 2016-09, the Company recorded deferred tax assets for the federal and state excess tax benefit net operating losses in the amount of $0.2 million, with an offsetting entry to retained earnings.

12. Segment Information

The Company views its operations and manages its business as one operating segment based on factors such as how the Company manages its operations and how its executive management team reviews results and makes decisions on how to allocate resources and assess performance.

Geographic Data

Net sales to unaffiliated customers by geographic area were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
United States	$20,971	$19,298	$56,955	$59,715
United Kingdom	$2,922	$2,116	$8,563	$7,515
Other international	4,119	4,336	12,735	12,725
Total	$28,012	$25,750	$78,253	$79,955

Long-lived assets by geographic area were as follows:

	September 30, 2017	December 31, 2016
United States	$97,654	$98,330
International	5,362	4,972
Total	$103,016	$103,302

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

We had approximately 20.0 million and 17.7 million registered members – our “audiences” – as of September 30, 2017 and 2016, respectively. While the size of our registered user base does not provide direct insight into our customer numbers or our revenues, the value of our services sold to our customers is a direct result of the breadth and reach of this content footprint. This footprint creates the opportunity for our clients to gain business leverage by targeting our audiences through customized marketing programs. Likewise, the behavior exhibited by these audiences enables us to provide our customers with data products to improve their marketing and sales efforts. The targeted nature of our user base enables IT vendors to reach a specialized audience efficiently because our content is highly segmented and aligned with the IT vendors’ specific products. With it, we have developed a broad customer base, and now deliver marketing and sales services programs to approximately 1,300 customers annually.

Executive Summary

Our revenues for the nine months ended September 30, 2017 declined approximately 2%, to $78.3 million, compared with the same period in 2016. IT Deal AlertTM revenues were up 58% in the first nine months of 2017, compared to the first nine months of 2016, and quarterly IT Deal Alert revenues topped $10 million for the second consecutive quarter. Revenues from our Priority EngineTM and Deal DataTM products were up 130% in the first nine months of 2017, compared to the first nine months of 2016, and the number of IT Deal Alert customers in the first nine months of 2017 was up approximately 60% from the first nine months of 2016. We had 62 new Priority Engine customers in the third quarter of 2017 and we had a successful launch of Priority Engine outside North America in the first quarter of 2017, with 91 international customers utilizing the service in the third quarter of 2017.

We continue to have success selling longer term deals and, in the third quarter of 2017, 23% of our online revenue was derived from longer term contracts. The amount of revenue that we derived from longer term contracts in the third quarter of 2017 increased more than 70%, compared to the amount that we recognized in the third quarter of 2016.

The news on IT Deal Alert has been consistently positive, and we are also seeing stabilization in our core online revenues. While core online revenue was down 21% in the first nine months of 2017, compared to the first nine months of 2016, the rate of decline has been moderating over the course of the year. Our core revenues declined $1.4 million in the nine-month period from ten major global customers, a number of which have been involved in large-scale corporate transactions that have negatively affected their marketing spend. Core revenues from the four accounts that are transitioning through complex post-merger consolidation and integration transactions were down approximately 40% in the first nine months. While this situation is beyond our control and our visibility here is limited, our experience has shown that after the corporate consolidation and integration process completed, marketing budgets tend to recover. If history holds true, those four accounts may perform better in the remaining quarter of this year. The declines in revenues from these major customers also contributed to the results of our online international geo-targeted revenues, where our target audience is outside North America (“International”), which nevertheless increased 5% compared to the first nine months of the prior year.

As indicated, online international geo-targeted revenues, where our target audience is outside North America (“International”), increased 5% for the first nine months of 2017, compared with the prior year period, driven by International IT Deal Alert growth, partially offset by a decrease in core online sales, primarily to our largest customers, which was offset in part by International IT Deal Alert growth. The weakness in core online continues to be distributed across Europe, the Middle East, and Africa (“EMEA”), Asia Pacific (“APAC”) and Latin America.

Gross profit percentage was 75% and 70% for the three months ended September 30, 2017 and 2016, respectively. Online gross profit increased by $3.7 million, primarily attributable to the increase in online revenues as compared to the same period a year ago. Events gross profit decreased by $0.8 million as a result of the decreased events revenues as compared to the same period in the prior year. As we announced on February 14, 2017, we have phased out our events products.

Business Trends

The following discussion highlights key trends affecting our business.

•

Macro-economic Conditions and Industry Trends.  Because most of our customers are IT vendors, the success of our business is intrinsically linked to the health, and subject to the market conditions, of the IT industry. In the three months ended September 30, 2017, we did not see any meaningful improvement in the IT market and many of our customers continue to be revenue-challenged. This fact, coupled with some of our largest clients’ corporate post-merger consolidation and integration efforts, as well as caution because of foreign currency concerns, has continued to put pressure on marketing budgets. Our growth continues to be driven in large part by the return on the investments we made in our data analytics suite of products, IT Deal Alert, which continues to drive market share gains for us. While we will continue to invest in this growth area, management will also continue to carefully control discretionary spending such as travel and entertainment, and the filling of new and replacement positions, in an effort to maintain profit margins and cash flows.

•

Brexit.  The announcement of the results of the United Kingdom’s referendum in which voters approved an exit of the United Kingdom from the European Union, commonly referred to as “Brexit,” has resulted in significant general economic uncertainty as well as volatility in global stock markets and currency exchange rate fluctuations. On March 29, 2017, the United Kingdom formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. Secretary of State for Exiting the European Union David Davis and European Union Chief Negotiator Michel Barnier commenced exit negotiations on June 19, 2017 and continue to meet to negotiate the terms of the United Kingdom’s withdrawal from, and outline its future relationship with, the European Union While both parties have reported constructive progress with respect to the negotiations to date, continued uncertainty remains regarding the terms of the United Kingdom’s new partnership with the European Union and its member states. The overall impact of Brexit may create further global economic uncertainty, which may cause a subset of our customers to more closely monitor their costs in the affected region. Our revenues generated from customers who have billing addresses within the United Kingdom were approximately 10% of our total revenues for each of the three months ended September 30, 2017 and 2016.

•

Customer Demographics. In the three months ended September 30, 2017, online revenues from ten major global customers, which generally have the most international exposure, increased approximately 7% compared to the same period a year ago. Although we have historically reported a group of 12 major global customers, due to mergers and consolidations, this group has been reduced to ten. Online revenues from our mid-sized customers (our largest 100 customers, excluding those companies we consider our ten major global customers, who generally have less exposure internationally) increased by approximately 14% compared to the same period a year ago. Online revenues attributable to our smaller customers, which tend to be venture capital-backed start-ups that primarily operate in North America, increased by approximately 37% over the prior year period. All three customer segments continued to report a challenging environment, and this translated into our customers remaining cautious with their marketing expenditures.

Our key strategic initiatives include:

•

Geographic – During the three months ended September 30, 2017, approximately 31% of our online revenues were derived from International campaigns. International marketing budgets continue to be challenged by the effects of the strong dollar and the uncertainty caused by Brexit. International results were also impacted by the large corporate post-merger consolidation and integration efforts noted above. We rolled out Priority Engine™ in Europe in the third quarter of 2016, and we launched Priority Engine in APAC during the fourth quarter of 2016.

•

Product – IT Deal Alert revenues were approximately $13.4 million in the three months ended September 30, 2017, up from approximately $7.3 million in the same period in 2016. This includes International IT Deal Alert revenues of $3.5 million, which is also included in International revenues as discussed above. In the third quarter of 2017, we had over 600 active customers utilizing our IT Deal Alert products and services, up from 370 customers in the third quarter of 2016. We expect IT Deal Alert to continue to be a meaningful growth driver through 2017.

Our core online revenues were down 14% in the third quarter of 2017 compared to the third quarter of 2016, which was disproportionately driven by our largest customers.

Sources of Revenues

Revenue changes for the three and nine month periods ended September 30, 2017, as compared to the same periods in 2016, were as follows:

	Three Months Ended September 30,		2017 vs. 2016	Nine Months Ended September 30,		2017 vs. 2016
	2017	2016	change	2017	2016	change
	($ in thousands)			($ in thousands)
Total Online	$28,012	$24,247	16%	$78,085	$76,242	2%
Total Online by Geographic Area:
North America:
North America IT Deal Alert	9,953	5,895	69%	26,563	18,629	43%
North America Core Online	9,374	10,644	(12)%	26,444	33,683	(21)%
Total North America Online	19,327	16,539	17%	53,007	52,312	1%
International:
International IT Deal Alert	3,451	1,381	150%	8,869	3,850	130%
International Core Online	5,234	6,327	(17)%	16,209	20,080	(19)%
Total International Online	8,685	7,708	13%	25,078	23,930	5%
Total Online by Product:
IT Deal Alert:
North America IT Deal Alert	9,953	5,895	69%	26,563	18,629	43%
International IT Deal Alert	3,451	1,381	150%	8,869	3,850	130%
Total IT Deal Alert	13,404	7,276	84%	35,432	22,479	58%
Core Online:
North America Core Online	9,374	10,644	(12)%	26,444	33,683	(21)%
International Core Online	5,234	6,327	(17)%	16,209	20,080	(19)%
Total Core Online	14,608	16,971	(14)%	42,653	53,763	(21)%
Total Events	$—	$1,503	(100)%	$168	$3,713	(95)%
Total Revenues	$28,012	$25,750	9%	$78,253	$79,955	(2)%

We sell customized marketing programs to IT vendors targeting a specific audience within a particular IT sector or sub-sector. We maintain multiple points of contact with our customers to provide support throughout their organizations and their customers’ IT sales cycles. As a result, our customers often run multiple advertising programs with us in order to target their desired audience of IT professionals more effectively. There are multiple factors that can impact our customers’ marketing and advertising objectives and spending with us, including but not limited to, IT product launches, increases or decreases to their advertising budgets, the timing of key industry marketing events, responses to competitor activities and efforts to address specific marketing objectives such as creating brand awareness or generating sales leads. Our products and services are generally delivered under short-term contracts that run for the length of a given program, typically less than six months. In 2016, we began to enter into longer term contracts with certain customers, and in the quarter ended September 30, 2017, approximately 23% of our online revenues were from longer term contracts of approximately 12 months. In the three months ended September 30, 2017, demand generation and brand advertising remained our primary sources of revenues, while data analytics-driven intelligence solutions, driven by growth in our IT Deal Alert products and services, contributed approximately 48% of online revenues as compared with approximately 30% for the same period in 2016.

Online revenues represented 100% of total revenues for each of the three and nine months ended September 30, 2017 and 94% and 95% of the total revenues for the three and nine months ended September 30, 2016, respectively. As previously disclosed, we have phased out our events product line.

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

Events

Historically, we have operated a select number of face-to-face events, the majority of which were free to IT professionals and were sponsored by IT vendors. Events revenues represented 6% and 5% of total revenues for the three and nine months ended September 30, 2016, respectively. In 2017, we ceased to offer these services to our customers and instead focus our efforts on enhancing our data driven product offerings and working with our customers to gain the fullest advantage that our data-driven products can offer.

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

Our critical accounting policies are those that affect our more significant judgments used in the preparation of our consolidated financial statements. A description of our critical accounting policies and estimates is contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Other than those noted in the “Accounting Guidance Adopted in 2017” section in Note 2 to our consolidated financial statements, there were no material changes to our critical accounting policies and estimates during the first nine months of 2017.

Income Taxes

We are subject to income taxes in both the U.S. and foreign jurisdictions, and we use estimates in determining our provision for income taxes. We recognize deferred tax assets and liabilities based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates.

Our deferred tax assets are comprised primarily of book to tax differences on stock-based compensation and timing of deductions for deferred rent, accrued expenses, depreciation and amortization. As of September 30, 2017, we had state net operating loss (“NOL”) carryforwards of approximately $1.3 million which expire at various dates through 2033. We also had foreign NOL carryforwards of $1.0 million, which may be used to offset future taxable income in foreign jurisdictions until they expire at various dates through 2021. The deferred tax assets related to the foreign NOL carryforwards have been fully offset by a valuation allowance.

Results of Operations

The following table sets forth our results of operations for the periods indicated, including percentage of total revenues:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	($ in thousands)				($ in thousands)
Revenues:
Online	$28,012	100%	$24,247	94%	$78,085	100%	$76,242	95%
Events	—	0%	1,503	6%	168	0%	3,713	5%
Total revenues	28,012	100%	25,750	100%	78,253	100%	79,955	100%
Cost of revenues:
Online	6,951	25%	6,889	27%	20,931	27%	20,360	25%
Events	—	0%	723	3%	41	0%	2,049	3%
Total cost of revenues	6,951	25%	7,612	30%	20,972	27%	22,409	28%
Gross profit	21,061	75%	18,138	70%	57,281	73%	57,546	72%
Operating expenses:
Selling and marketing	11,568	41%	11,243	44%	33,006	42%	33,331	42%
Product development	2,209	8%	2,074	8%	6,168	8%	6,027	8%
General and administrative	3,288	12%	3,138	12%	9,542	12%	9,392	12%
Depreciation	1,065	4%	951	4%	3,249	4%	2,987	4%
Amortization of intangible assets	44	0%	183	1%	126	0%	718	1%
Total operating expenses	18,174	65%	17,589	68%	52,091	67%	52,455	66%
Operating income	2,887	10%	549	2%	5,190	7%	5,091	6%
Interest and other expense, net	(190)	(1)%	(471)	(2)%	(447)	(1)%	(1,037)	(1)%
Income before provision for income taxes	2,697	10%	78	0%	4,743	6%	4,054	5%
Provision for income taxes	623	2%	100	0%	1,337	2%	1,725	2%
Net income (loss)	$2,074	7%	$(22)	(0)%	$3,406	4%	$2,329	3%

Comparison of Three Months Ended September 30, 2017 and 2016

Revenues

	Three Months Ended September 30,
	2017	2016	Increase (Decrease)	Percent Change
	($ in thousands)
Revenues:
Online	$28,012	$24,247	$3,765	16%
Events	—	1,503	(1,503)	(100)
Total revenues	$28,012	$25,750	$2,262	9%

Online. The increase in online revenues is primarily attributable to an increase of $6.1 million in revenues from our IT Deal Alert product offerings, partially offset by a decrease in core online revenues.

Events. The decrease in events revenues is due to our decision to cease offering these services to our customers during 2017.

Cost of Revenues and Gross Profit

	Three Months Ended September 30,
	2017	2016	Increase (Decrease)	Percent Change
	($ in thousands)
Cost of revenues:
Online	$6,951	$6,889	$62	1%
Events	—	723	(723)	(100)
Total cost of revenues	$6,951	$7,612	$(661)	(9)%
Gross profit	$21,061	$18,138	$2,923	16%
Gross profit percentage	75%	70%

Cost of Online Revenues. Cost of online revenues remained relatively flat in the third quarter of 2017 compared with the same period the prior year, with a slight increase in employee-related costs offset by decreases to certain marketing and product-related costs.

Cost of Events Revenues. The decrease in cost of events revenues was due to both decreases in variable direct and employee-related costs and the decrease in the number of events that we conducted as a result of phasing out our events products.

Gross Profit. Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. Gross profit percentage was 75% for the third quarter of 2017 and 70% for the third quarter of 2016. Online gross profit increased by $3.7 million in the third quarter of 2017, as compared to the same period in 2016, primarily attributable to the increase in online revenues as compared to the same period a year ago. Online gross profit percentage increased to 75% in the third quarter of 2017 from 72% in the third quarter of 2016. Because the majority of our costs are labor-related, we expect our gross profit to fluctuate from period to period depending on the total revenues for the period. We expect the phase out of our events products to have a positive impact on our gross profit and gross profit percentage going forward.

Operating Expenses and Other

	Three Months Ended September 30,
	2017	2016	Increase (Decrease)	Percent Change
	($ in thousands)
Operating expenses:
Selling and marketing	$11,568	$11,243	$325	3%
Product development	2,209	2,074	135	7
General and administrative	3,288	3,138	150	5
Depreciation	1,065	951	114	12
Amortization of intangible assets	44	183	(139)	(76)
Total operating expenses	$18,174	$17,589	$585	3%
Interest and other expense, net	$(190)	$(471)	$281	(60)%
Provision for income taxes	$623	$100	$523	523%

Selling and Marketing. Selling and marketing expenses increased for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, primarily due to an increase in variable compensation-related expenses.

Product Development. Product development expense increased slightly for the three months ended September 30, 2017, compared with the same period the prior year, due to a reduction in the amount of development costs that were capitalized year over year as some resources were allocated to non-capitalized projects.

General and Administrative. General and administrative expense increased slightly for the three months ended September 30, 2017, compared to the same period in 2016 primarily due to an increase in stock-based compensation expense and corporate taxes, partially offset by a decrease in bad debt expense.

Depreciation and Amortization. Depreciation expense increased for the three months ended September 30, 2017 when compared to the same period in 2016, due to additions to property and equipment. The decrease in amortization of intangible assets expense was attributable to the timing with which amortization expense for certain intangible assets is recorded.

Interest and Other Expense, Net. Interest and other expense, net in the third quarter of 2017 was $0.2 million, compared to $0.5 million in the third quarter of 2016, primarily due to fluctuations in currency exchange rates.

Provision for Income Taxes. Our effective tax rate was 23.1% and 128.2% for the three months ended September 30, 2017 and 2016, respectively. We have permanent differences that increase our tax expense on income or reduce our tax benefit on loss. The lower rate in the third quarter of 2017, as compared to same period in 2016, was primarily due to the impact of excess deductions from stock-based compensation in the third quarter of 2017, as well as to a high rate in the third quarter of 2016 due to discrete items recognized in a quarter with relatively low net income. The effective tax rate differs from the statutory rate primarily due to these permanent differences in non-deductible expenses, state income taxes, and foreign income taxes.

Comparison of Nine Months Ended September 30, 2017 and 2016

Revenues

	Nine Months Ended September 30,
	2017	2016	Increase (Decrease)	Percent Change
	($ in thousands)
Revenues:
Online	$78,085	$76,242	$1,843	2%
Events	168	3,713	(3,545)	(95)
Total revenues	$78,253	$79,955	$(1,702)	(2)%

Online. The increase in online revenues is primarily attributable to an increase of $13.0 million in revenues from our IT Deal Alert product offerings, partially offset by a decrease in core online revenues.

Events. The decrease in events revenues is due to our decision to cease offering these services to our customers during 2017. The events revenue in the nine months ended September 30, 2017 was from residual events which could not be canceled.

Cost of Revenues and Gross Profit

	Nine Months Ended September 30,
	2017	2016	Increase (Decrease)	Percent Change
	($ in thousands)
Cost of revenues:
Online	$20,931	$20,360	$571	3%
Events	41	2,049	(2,008)	(98)
Total cost of revenues	$20,972	$22,409	$(1,437)	(6)%
Gross profit	$57,281	$57,546	$(265)	(0)%
Gross profit percentage	73%	72%

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

Gross Profit. Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. Gross profit percentage was 73% for the first nine months of 2017 and 72% for the first nine months of 2016. Online gross profit increased by $1.3 million in the first nine months of 2017, as compared to the same period in 2016, primarily attributable to the increase in online revenues as compared to the same period a year ago. Online gross profit percentage was 73% for each of the first nine months of 2017 and 2016. Because the majority of our costs are labor-related, we expect our gross profit to fluctuate from period to period depending on the total revenues for the period. We expect the phase out of our events products to have a positive impact on our gross profit and gross profit percentage going forward.

Operating Expenses and Other

	Nine Months Ended September 30,
	2017	2016	Increase (Decrease)	Percent Change
	($ in thousands)
Operating expenses:
Selling and marketing	$33,006	$33,331	$(325)	(1)%
Product development	6,168	6,027	141	2%
General and administrative	9,542	9,392	150	2
Depreciation	3,249	2,987	262	9
Amortization of intangible assets	126	718	(592)	(82)
Total operating expenses	$52,091	$52,455	$(364)	(1)%
Interest and other expense, net	$(447)	$(1,037)	$590	(57)%
Provision for income taxes	$1,337	$1,725	$(388)	(22)%

Selling and Marketing. Selling and marketing expenses decreased for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, primarily due to declines in employee-related expenses because of lower headcount.

Product Development. Product development expense remained relatively flat for the nine months ended September 30, 2017, compared with the same period the prior year. Costs that were capitalized associated with internal-use software and website development remained flat year over year.

General and Administrative. General and administrative expense remained relatively flat for the nine months ended September 30, 2017, as compared to the same period in 2016.

Depreciation and Amortization. Depreciation expense increased when compared to the same period in 2016 primarily because of additions to property and equipment and the timing with which the depreciation expense is recorded. The decrease in amortization of intangible assets expense was attributable the timing with which the amortization expense for certain intangible assets is recorded.

Interest and Other Expense, Net. Interest and other expense, net in the first nine months of 2017 was $0.4 million, compared to $1.0 million in the first nine months of 2016, due to fluctuations in currency exchange rates, partially offset by increased interest expense associated with the Term Loan Agreement that we entered into during the second quarter of 2016.

Provision for Income Taxes. Our effective tax rate was 28.2% and 42.6% for the nine months ended September 30, 2017 and 2016, respectively. We have permanent differences that increase our tax expense on income or reduce our tax benefit on loss; the lower rate in the first nine months of 2017, as compared to the same period in 2016, was primarily due to the impact of $1.2 million of excess deductions net of shortfalls from stock-based compensation in 2017.

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

Liquidity and Capital Resources

Resources

At September 30, 2017, our cash, cash equivalents, and investments totaled $31.1 million, a $6.2 million decrease from December 31, 2016. We believe that our existing cash, cash equivalents, and investments and our cash flow from operating activities will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion internationally, future acquisitions we might undertake, and the expansion into complementary businesses. To the extent that our cash and cash equivalents, investments and cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more additional acquisitions of businesses.

	September 30, 2017	December 31, 2016
	(in thousands)
Cash, cash equivalents and investments	$31,059	$37,274
Accounts receivable, net	$29,393	$22,551

Cash, Cash Equivalents, and Investments

Our cash, cash equivalents, and investments at September 30, 2017 were held for working capital purposes and were invested primarily in money market accounts, U.S. Treasury securities, municipal bonds and government agency bonds and, to a lesser extent, corporate bonds. We do not enter into investments for trading or speculative purposes.

Accounts Receivable, Net

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing of our service delivery and billing activity, cash collections, and changes to our allowance for doubtful accounts. We use days sales outstanding (“DSO”) as a measurement of the quality and status of our receivables. We define DSO as net accounts receivable at quarter end divided by total revenues for the applicable period, multiplied by the number of days in the applicable period. DSO was 97 days at September 30, 2017 and 78 days at December 31, 2016. The increase in DSO was primarily due to the timing of payments from all classes of customers. We typically see an increase in DSO from December 31 to September 30 due to the reduction of revenues and historically strong collections in the fourth quarter.

Cash Flows

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Cash provided by operating activities	$9,017	$13,349
Cash provided by (used in) investing activities	$4,039	$(2,045)
Cash (used in) provided by financing activities	$(12,250)	$3,701

Operating Activities

Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, the provision for bad debt, stock-based compensation, deferred income taxes, and the effect of changes in working capital and other activities. Cash provided by operating activities for the nine months ended September 30, 2017 was $9.0 million, compared to cash provided by operating activities of $13.3 million for the nine months ended September 30, 2016.

The decrease in cash provided by operating activities was primarily a result of changes in operating assets and liabilities of $(4.0) million compared to $1.6 million in the first nine months of 2017 and 2016, respectively. Significant components of the changes in assets and liabilities in the first nine months of 2017 included a $7.4 million increase in accounts receivable and a $3.2 million increase in deferred revenue.

Investing Activities

Cash provided by investing activities in the nine months ended September 30, 2017 was $4.0 million and was primarily a result of proceeds from sales and maturities of investments, partially offset by the purchase of property and equipment, which was made up primarily of internal-use software and website development costs and computer equipment. Cash used in investing activities in the nine months ended September 30, 2016 was $2.0 million and was related to the purchase of property and equipment, made up primarily of internal-use software and website development costs, computer equipment and related software, partially offset by the conversion of long-term investments into cash equivalents. We capitalized internal-use software and website development costs of $0.6 million and $0.7 million for the three months ended September 30, 2017 and 2016, respectively, and $2.2 million for each of the nine months ended September 30, 2017 and 2016.

Financing Activities

In the first nine months of 2017, we used $12.3 million for financing activities, consisting primarily of $5.2 million for the purchase of treasury shares and related costs, $3.8 million for the repayment of principal under the Term Loan and $3.8 million for tax withholdings related to net share settlements, partially offset by a net $0.5 million received from other financing activities. In the first nine months of 2016, we received $3.7 million from financing activities, including $50.0 million in proceeds related to a term loan entered into during the second quarter of 2016, partially offset by $45.1 million used for the purchase of treasury shares and related costs.

Common Stock Repurchase Program

In June 2016, we announced that our Board of Directors (our “Board”) had authorized a $20 million stock repurchase program (the “June 2016 Repurchase Program”), whereby we are authorized to repurchase our common stock from time to time on the open market or in privately negotiated transactions at prices and in the manner that may be determined by our Board. During the three and nine months ended September 30, 2017, we repurchased 300,114 and 543,328 shares of common stock, respectively, for an aggregate purchase price of $3.1 million and $5.2 million, respectively, pursuant to the June 2016 Repurchase Program.

Repurchased shares are recorded under the cost method and are reflected as treasury stock in our accompanying Consolidated Balance Sheets. All share repurchases were funded with cash on hand.

On May 5, 2017, our Board reauthorized the common stock repurchase program to allow us to use the remaining balance of the unused authorization under the 2016 Repurchase Program after its original expiration in June 2017. The reauthorized program allows us to repurchase our common stock from time to time on the open market or in privately negotiated transactions at prices and in the manner that may be determined by our management. The reauthorized program has no time limit and may be suspended at any time. Additionally, we may establish, from time to time, 10b5-1 trading plans that will provide flexibility as we buy back our shares. As of September 30, 2017, we had $6.8 million remaining for purchases under the stock repurchase program.

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

Term Loan and Credit Facility Borrowings

On May 9, 2016, we entered into the Term Loan Agreement, under which we borrowed $50 million in aggregate principal amount pursuant to a five-year term loan (the “Term Loan”). The borrowings under the Term Loan Agreement are secured by a lien on substantially all of our assets, including a pledge of the stock of certain of our wholly-owned subsidiaries.

Borrowings under the Term Loan Agreement must be repaid quarterly in the following manner: 2.5% of the initial aggregate borrowings are due and payable each quarter for the first loan year and 5.0% of the initial aggregate borrowings are due and payable each quarter during each subsequent loan year. At maturity, all outstanding amounts under the Term Loan Agreement will be due and payable.

The Term Loan Agreement requires us to maintain compliance with certain covenants, including leverage and fixed charge coverage ratio covenants. At September 30, 2017, we were in compliance with all covenants under the Term Loan Agreement.

At our option, the Term Loan Agreement bears interest at either an annual rate of 1.50% plus the higher of (a) the Prime Rate in effect on such day and (b) the Federal Funds Effective Rate in effect on such day plus 0.50%, or the London Interbank Offered Rate (“LIBOR”) plus 2.50%. As of September 30, 2017, the applicable interest rate was 3.74%, representing LIBOR plus the applicable margin of 2.50%. Interest expense under the Term Loan Agreement was $0.4 million and $1.0 million for the three and nine months ended September 30, 2017, respectively, which includes non-cash interest expense related to the amortization of deferred issuance costs of $28,000 and $81,000 for the three and nine months ended September 30, 2017, respectively.

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

Capital Expenditures

We have made capital expenditures primarily for computer equipment and related software needed to host our websites, internal-use software development costs, as well as for leasehold improvements and other general purposes to support our growth. Our capital expenditures totaled $2.8 million and $3.4 million for the nine month periods ended September 30, 2017 and 2016, respectively. A majority of our capital expenditures in the first nine months of 2017 were internal-use software and website development costs and, to a lesser extent, computer equipment and related software. We capitalized internal-use software and website development costs of $2.2 million for each of the nine months ended September 30, 2017 and 2016, respectively. We are not currently party to any purchase contracts related to future capital expenditures.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

On October 26, 2017, we and Hines Global REIT Riverside Center, LLC (“Hines”) entered into a Third Amendment (the “Third Amendment”) to the lease agreement for office space in Newton, Massachusetts, dated as of August 4, 2009, by and between us and MA-Riverside Project, L.L.C. (predecessor-in-interest to Hines) as amended (the “Newton Lease”). The Third Amendment extends the lease term to December 31, 2029 and preserves our option to extend the term for an additional five (5) year period subject to certain terms and conditions set forth in the Newton Lease. The Third Amendment reduces the rentable space from approximately 110,000 square feet to approximately 74,000 square feet effective January 1, 2018 and provides us with a one-time cash allowance of up to $3.3 million, which may be used by us for any purpose. Beginning on January 1, 2018, base monthly rent under the Third Amendment will be $0.3 million. The base rent will increase biennially at a rate averaging approximately 1% per year, beginning January 1, 2020. We remain responsible for certain other costs under the Third Amendment, including operating expenses and taxes.

There were no further material changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements for recent accounting pronouncements that could have an effect on us.

Forward Looking Statements

Certain information included in this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included or referenced in this Quarterly Report on Form 10-Q that address activities, events or developments which we expect will or may occur in the future are forward-looking statements, including statements regarding the intent, belief or current expectations of the Company and members of our management team. The words “will,” “believe,” “intend,” “expect,” “anticipate,” “project,” “estimate,” “predict” and similar expressions are also intended to identify forward-looking statements. Such statements may include those regarding guidance on our future financial results and other projections or measures of our future performance; our expectations concerning market opportunities and our ability to capitalize on them; and the amount and timing of the benefits expected from acquisitions, new products or services and other potential sources of additional revenues. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. These statements speak only as of the date of this Quarterly Report on Form 10-Q and are based on our current plans and expectations, and they involve risks and uncertainties that could cause actual future events or results to be different than those described in or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those relating to: market acceptance of our products and services, including continued increased sales of our IT Deal Alert offerings and continued increased international growth; relationships with customers, strategic partners and employees; difficulties in integrating acquired businesses; changes in economic or regulatory conditions or other trends affecting the internet, internet marketing and advertising and IT industries; and other matters included in our filings with the Securities and Exchange Commission, including those detailed under Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016 and under Part II, Item 1A “Risk Factors” of this Quarterly Report on From 10-Q. Actual results may differ materially from those contemplated by the forward-looking statements. We undertake no obligation to update our forward-looking statements to reflect future events or circumstances.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

We currently have subsidiaries in the United Kingdom, Hong Kong, Australia, Singapore, Germany and France. Additionally, we have a wholly foreign-owned enterprise formed under the laws of the People's Republic of China (“PRC”), and a variable interest entity in Beijing, PRC. Approximately 25% of our revenues for the three months ended September 30, 2017 were derived from customers with billing addresses outside of the United States and our foreign exchange gains/losses were not significant. We currently believe our exposure to foreign currency exchange rate fluctuations, including any impact of the United Kingdom’s decision to withdraw from the European Union, is financially immaterial and therefore have not entered into foreign currency hedging transactions. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in the future. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Our continued international expansion increases our exposure to exchange rate fluctuations and as a result such fluctuations could have a significant impact on our future results of operations.

Interest Rate Risk

At September 30, 2017, we had cash, cash equivalents, and investments totaling $31.1 million. These amounts were invested primarily in money market accounts and municipal bonds and, to a lesser extent, government agency bonds, U.S. Treasury securities, and corporate bonds. The cash, cash equivalents, and investments were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

Our exposure to market risk also relates to interest expense on borrowings under the Term Loan Agreement. At our option, the borrowings under the Term Loan Agreement bear interest at either an annual rate of 1.50% plus the higher of (a) the Prime Rate in effect on such day and (b) the Federal Funds Effective Rate in effect for such day plus 0.50%, or the London Interbank Offered Rate (“LIBOR”) plus 2.50% (see Note 7 to the consolidated financial statements). At September 30, 2017, there was $35.0 million of aggregate principal outstanding under the Term Loan Agreement.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We are required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of the Quarterly Report on Form 10-Q for the period ended September 30, 2017, management, under the supervision of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), conducted an evaluation of disclosure controls and procedures as of September 30, 2017. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control, that occurred during the third quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened litigation against us that could have a material adverse effect on our business, operating results or financial condition.

Item 1A. Risk Factors

Our business is subject to a number of risks, including those identified in Item 1A – “Risk Factors” of our 2016 Annual Report on Form 10-K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of September 30, 2017, there have been no material changes to the risk factors disclosed in our 2016 Annual Report on Form 10-K, except to the risks relating to international privacy law changes, as amended below. We may disclose changes to any risk factors presented or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

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

Although, to date, our efforts to comply with applicable federal and state laws and regulations have not hurt our business, additional, more burdensome laws or regulations, including more restrictive consumer privacy and data security laws, could be enacted or applied to us or our customers. Such laws or regulations could impair our ability to collect user information that helps us to provide more targeted content to our users and detailed lead data to our customers, thereby impairing our ability to maintain and grow our audience and maximize revenue from our customers. Additionally, the Federal Trade Commission and many state attorneys general are applying federal and state consumer protection laws to require that the online collection, use and dissemination of data, and the presentation of website content, comply with certain standards for notice, choice, security and access. Courts may also adopt these developing standards. In many cases, the specific limitations imposed by these standards are subject to interpretation by courts and other governmental authorities. A few states have also introduced legislation that, if enacted, would restrict or prohibit behavioral marketing and advertising within the state. In the absence of a federal law pre-empting their enforcement, such state legislation would likely have the practical effect of regulating behavioral marketing and advertising nationwide because of the difficulties behind implementing state-specific policies or identifying the location of a particular user. In the event of additional legislation in this area, our ability to effectively target our users may be limited. We believe that we are in compliance with applicable consumer protection laws, but a determination by a state or federal agency or court that any of our practices do not meet these laws and regulations could create liability to us, result in adverse publicity and affect negatively our businesses. New interpretations of these standards could also require us to incur additional costs and restrict our business operations.

In addition, the European Union (“E.U.”) and its member states and Canada have regulations dealing with the collection and use of personal information obtained from their citizens. Regulations in these jurisdictions have focused on the collection, transfer, use, disclosure and security of information that may be used to identify or that actually identifies an individual, such as an e-mail address or a name. Further, within the E.U., certain member state data protection authorities regard IP addresses as personal information, and legislation in the E.U. requires informed consent for the placement of a cookie on a user device. The General Data Protection Regulation (“GDPR”) was approved by the E.U. Parliament on April 14, 2016 and will become effective on May 25, 2018. The GDPR replaces the Data Protection Directive 95/46/EC and was designed to, among other things, harmonize disparate data privacy laws found across Europe. Its application and scope are extensive and penalties for non-compliance are significant, including fines of up to 20 million Euros or 4% of total worldwide revenue. Additionally, on January 10, 2017, the E.U. Commission released a Proposal for Regulation on Privacy and Electronic Communications (“ePrivacy Regulation”) which will replace the ePrivacy Directive and is intended to align with the overall E.U. data privacy and protection framework, including the GDPR. Compliance with the GDPR and the final ePrivacy Regulation could require us to add new resources or change our current or future services which may adversely affect our revenues. Law makers and regulators are expected to release additional guidance on the implementation of the GDPR over the months leading up to and following its effective date, which may further impact our compliance efforts.

U.S. companies have, since 2000, relied on the Department of Commerce Safe Harbor Principles (“Safe Harbor”) and self-certification process in order to transfer and process the personal data of people in the E.U. in a manner that the E.U., until recently, deemed adequate to protect the security of such information. On October, 6, 2015, the European Court of Justice declared that Safe Harbor was no longer valid. U.S. and E.U. lawmakers in February 2016 announced a replacement for Safe Harbor, called the E.U.-U.S. Privacy Shield Framework Principles (“the Privacy Shield”). On July 12, 2016, the European Commission deemed the Privacy Shield adequate to enable data transfers of personal data from the E.U. to the U.S. On September 23, 2016, we completed the initial documentation and process requirements and self-certified to the Privacy Shield. We received final confirmation from the FTC regarding certification and compliance with the Privacy Shield requirements on February 10, 2017. On January 25, 2017, President Trump issued an executive order directing U.S. government agencies to ensure that their privacy policies exclude persons who are not U.S. citizens or lawful permanent residents from the protections of the U.S. Privacy Act of 1974 regarding personally identifiable information. Despite initial concerns regarding impacts to the Privacy Shield, the European Commission subsequently reported that the executive order did not threaten the viability of the Privacy Shield.

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

None.

(b)	Use of Proceeds from Registered Securities

None.

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2017 – July 31, 2017	6,541	$9.72	6,541	$9,827,895
August 1, 2017 – August 31, 2017	118,035	$9.69	118,035	$8,684,703
September 1, 2017 – September 30, 2017	175,538	$10.62	175,538	$6,820,071
Total	300,114	$10.23	300,114	$6,820,071

(1)

In June 2016, our Board announced the approval of the June 2016 Repurchase Program, which authorized us to purchase up to $20 million of shares of our common stock from time to time on the open market or in privately negotiated transactions.

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

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

*

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (ii) Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2017 and September 30, 2016, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and September 30, 2016 and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECHTARGET, INC.
(Registrant)

Date: November 8, 2017	By:	/s/ MICHAEL COTOIA
Michael Cotoia, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 8, 2017	By:	/s/ DANIEL NORECK
Daniel Noreck, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)