Form 10-Q/A
period 2017-09-30
TechTarget Inc
filed 2017-11-09
CIK 1293282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends TechTarget, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, originally filed with the Securities and Exchange Commission on November 8, 2017 (the “Original Filing”). TechTarget, Inc. (the “Company,” “we,” us,” and “our”) is filing this Amendment solely to correct a clerical error appearing on page 18, Part I Item 2, which stated we had 20.0 million registered members as of September 30, 2017. The correct number of registered members as of September 30, 2017 is 18.9 million. Except as set forth in the immediately preceding sentence, this Amendment does not alter or restate any of the information set forth in the Original Filing. The information in this Amendment speaks as of the date of the Original Filing and we have not updated any disclosures contained herein to reflect events that have occurred since the date of the Original Filing. As required, currently-dated certifications from the Company’s Principal Executive and Principal Financial Officer have been included as exhibits to this Amendment.

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

We had approximately 18.9 million and 17.7 million registered members – our “audiences” – as of September 30, 2017 and 2016, respectively. While the size of our registered user base does not provide direct insight into our customer numbers or our revenues, the value of our services sold to our customers is a direct result of the breadth and reach of this content footprint. This footprint creates the opportunity for our clients to gain business leverage by targeting our audiences through customized marketing programs. Likewise, the behavior exhibited by these audiences enables us to provide our customers with data products to improve their marketing and sales efforts. The targeted nature of our user base enables IT vendors to reach a specialized audience efficiently because our content is highly segmented and aligned with the IT vendors’ specific products. With it, we have developed a broad customer base, and now deliver marketing and sales services programs to approximately 1,300 customers annually.

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

Item 6. Exhibits

The exhibits required to be filed as part of this Amendment No. 1 to Quarterly Report on Form 10-Q are listed below.

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

TECHTARGET, INC.
(Registrant)

Date: November 9, 2017	By:	/s/ MICHAEL COTOIA
Michael Cotoia, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 9, 2017	By:	/s/ DANIEL NORECK
Daniel Noreck, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)