Form 10-K
period 2017-12-31
TechTarget Inc
filed 2018-03-13
CIK 1293282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company or an emerging growth company. See the definitions of the "large accelerated filer," "accelerated filer," "non-accelerated filer," "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☑
Non-Accelerated Filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $126.7 million as of June 30, 2017 (based on a closing price of $10.37 per share as quoted by the Nasdaq Global Market as of such date). In determining the market value of non-affiliate common stock, shares of the registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had 27,483,367 shares of Common Stock, $0.001 par value per share, outstanding as of February 28, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for the 2018 annual meeting of stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2017.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors. Please refer to our “Forward-Looking Statements” section on page 53.

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

IT and business professionals have become increasingly specialized, and because each of the websites within our network of over 140 websites focuses on a specific IT sector such as storage, security, networking, or business applications. IT and business professionals rely on us for key decision support information tailored to their specific areas of responsibility.

We enable IT and business professionals to navigate the complex and rapidly-changing IT landscape where purchasing decisions can have significant financial and operational consequences. Our content strategy includes three primary sources which IT and business professionals use to assist them in their pre-purchase research: independent content provided by our professionals, vendor-generated content provided by our customers and member-generated, or peer-to-peer, content. In addition to utilizing our independent editorial content, registered members appreciate the ability to deepen their pre-purchase research by accessing the extensive vendor supplied content available across our website network. Likewise, these members derive significant additional value from the ability our network provides to seamlessly interact with and contribute to information exchanges in a given field.

We had approximately 19.1 million and 18.0 million registered members – our “audiences” – as of December 31, 2017 and 2016, respectively. While the size of our registered member base does not provide direct insight into our customer numbers or our revenues, the value of our services sold to our customers is a direct result of the breadth and reach of this content footprint. This footprint creates the opportunity for our clients to gain business leverage by targeting our audiences through customized marketing programs. Likewise, the behavior exhibited by these audiences enables us to provide our customers with data products to improve their marketing and sales efforts. The targeted nature of our member base enables IT vendors to reach a specialized audience efficiently because our content is highly segmented and aligned with the IT vendors’ specific products. With it, we have developed a broad customer base and, in 2017, delivered marketing and sales services programs to approximately 1,200 customers.

Please refer to the section below titled “Our Strategy” regarding our longer-term expansion plans and to Item 6, Selected Financial Data, for detailed information about our revenues, net income, total assets and other financial results.

Business Trends

Our business is impacted by macro-economic conditions, including IT industry trends and foreign currency markets. Because most of our customers are IT vendors, the success of our business is intrinsically linked to the health, and subject to the market conditions, of the IT industry. The performance of the United States (“U.S.”) dollar against foreign currencies impacts our results because our largest customers derive a significant amount of revenue from outside the U.S. In years when the U.S. dollar is strong and foreign currencies are relatively weak, our ten major global customers’ revenues and marketing budgets are adversely impacted, which impacts our revenues. Conversely, when the U.S. dollar is weak against foreign currencies, revenues attributable to our largest customers can be positively impacted. Our mid-sized customers (our largest 100 customers, excluding those companies we consider our ten major global customers) and smaller customers (typically venture-backed start-ups) generally have less exposure to non-U.S. business. Thus, these customers, while still impacted by general IT industry trends, tend to be less impacted by foreign currency market trends, which generally results in less of an impact on their marketing budgets and, in turn, our revenues.

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

Industry Background

IT and business professionals’ reliance on online content to research major purchase decisions, and the transition by IT vendors of marketing expenditures from offline to online channels, have been consistent trends that have benefitted us. Going forward, there are some important related trends that we believe our business strategy is well positioned to benefit from:

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

•

There is an Increasing Focus on the Ability to Measure and Improve Return on Investment. Our customers are increasingly focused on measuring and improving their return on investment (“ROI”) in marketing and sales. Before the advent of internet-based marketing, there were limited tools for accurately measuring the results of such activities in a timely fashion. The internet has enabled IT vendors to track individual members and their responses to marketing. With the appropriate technology, vendors now have the ability to assess and benchmark the efficacy of their online programs cost-effectively and in real-time. We believe our offerings will benefit as our customers look to continue to leverage the insights gained from this measurement, and that the data and related services we are providing will assist them as they look to optimize their marketing programs going forward.

Corporate IT Purchasing

Over the past two decades, corporate IT purchases have grown in size and complexity. The corporate IT market comprises multiple large sectors such as storage, security and networking. Each of these sectors can be further divided into sub-sectors addressing more granular areas of specialization within an enterprise’s IT environment. For example, within the multi-billion dollar storage sector, there are numerous sub-sectors such as storage area networks, storage management software and backup software. Furthermore, the products – and therefore the vendors – in each sub-sector may represent entirely independent markets. For example, the market around backup software for use in Windows® environments can be completely distinct from that addressing Linux® environments.

In view of the complexities, high cost and importance of IT decision-making, corporate IT purchasing decisions are increasingly being researched by teams of functional experts with specialized knowledge in their particular areas, rather than by one central IT professional, such as a Chief Information Officer (“CIO”). For these reasons and more, the corporate IT purchasing process typically requires a lengthy sales cycle. The “sales cycle” is the sequence of stages that a typical customer goes through when deciding to purchase a product or service from a particular vendor. Key stages of a sales cycle typically consist of a customer recognizing or identifying a need; identifying possible solutions and vendors through research and evaluation; and finally, making a decision to purchase the product or service. Through various stages of this sales cycle, IT and business professionals rely upon multiple inputs from independent experts, peers and IT vendors. Although there is a vast amount of information available, the aggregation and validation of these inputs from various sources can be difficult and time-consuming.

The long sales cycle for corporate IT purchases, as well as customers’ needs for significant information support, requires substantial investment on the part of IT vendors. These realities drive the significant marketing expenditures observable in the corporate IT market. In addition, given the continued acceleration of technological change, at any given time, there are often multiple solution possibilities to any particular IT need. With each new product or product enhancement, IT vendors implement new marketing outreach, and as a result IT and business professionals are required to continuously engage in research to stay abreast of the latest developments that could benefit their companies.

The Opportunity

Prior to widespread internet adoption, corporate IT buyers researching purchases relied largely on traditional IT media, consisting of broad print publications and large industry trade shows. Today, corporate IT and business professionals are demanding specialized online content tailored to the specialized sub-sectors of IT solutions that they must understand. As technology, vendors and IT and business professionals have all become much more specialized, the internet has become a preferred purchase research medium, which has dramatically increased research activity, accelerated information consumption and improved professional decision-making.

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

Our Solutions

IT and business professionals rely on our content platform for decision support information tailored to their specific purchasing needs. Our specialized content strategy and comprehensive services enable IT vendors to better identify, understand, reach and influence corporate IT and business professionals who are actively researching purchases in specific IT sectors. Our solution benefits from the following competitive advantages:

•

Large and Growing Community of Registered Members. We had approximately 19.1 million registered members as of December 31, 2017. The targeted nature of our member base enables IT vendors to reach a specialized audience efficiently because our content is highly segmented and aligned with the IT vendors' specific products and services.

•	Strong Customer Relationships. We have developed a broad customer base. During 2017, we delivered marketing services programs for approximately 1,200 IT vendors who are our customers.
•

Substantial Experience in Online Content Creation and Marketing. We have over 18 years of experience in developing our online information content, with a focus on providing targeted information to IT and business professionals and a highly refined audience to technology vendors. Our experience enables us to develop relevant new online properties rapidly and to acquire and efficiently integrate select properties to further serve IT and business professionals. We have also developed an expertise in implementing integrated, targeted marketing campaigns designed to maximize the measurability of, and improvement in, ROI.

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

•

Significant Brand Recognition among IT Vendors and IT and Business Professionals. Our brand is well-recognized by IT vendors who value our integrated marketing capabilities and comprehensive high-ROI services. At the same time, our sector-specific websites command brand recognition among IT and business professionals, who rely on these websites because of their specificity and depth of content.

•

Favorable Search Engine Rankings. When members perform targeted searches on search engines such as GoogleTM, TechTarget content routinely appears on the first page returned. This is due in part to our long history of using an exceptionally targeted approach toward online publishing and our network of websites that has produced a large repository of highly valued content. Furthermore, because of our success in attracting inbound traffic from search engines, we are able to continuously increase our registered membership as professionals find what they are looking for and therefore rely on us for what they need.

Our solutions increase efficiency and effectiveness for both IT and business professionals and IT vendors. We facilitate IT and business professionals’ ability to find specific information related to their purchase decisions, and we enable IT vendors to reach IT buyers who are actively researching specific solutions related to vendors’ products and services. Our solutions benefit IT and business professionals and IT vendors in the following ways:

Benefits to IT and Business Professionals

•

Provide Access to Integrated, Sector-Specific Content. Our websites provide IT and business professionals with sector-specific content from the three fundamental sources they value when researching IT purchasing decisions: industry experts, peers and vendors. Our independent staff of editors creates content specific to the sectors we serve and the key sub-sectors within them. This content is integrated with other content generated by our network of third party industry experts, member-generated content and content from IT vendors. The reliability, breadth and depth, and accessibility of our content offerings enable IT and business professionals to make more informed purchases.

•

Increase Efficiency of Purchasing Decisions. By accessing targeted and specialized information, IT and business professionals are able to research important purchasing decisions more effectively. Our integrated content offering minimizes the time spent searching for and evaluating content and maximizes the time available for assimilating quality information. To support IT and business professionals’ information consumption preferences, we provide this specialized, targeted content through a variety of media types matching the critical stages within the purchase decision process.

Benefits to IT Vendors

•

Provide Unique Data about In-Market Prospects. Our Activity Intelligence analytical product platform captures and interprets the content consumption behaviors of our large base of targeted IT and business professional members as they research technology needs. This allows us to provide IT vendors with powerful behavioral insight to help them more effectively identify and pursue prospective buyers. Vendors who are increasingly making use of data to drive their marketing and sales strategies make use of our offerings as a key input to driving their progress against this objective.

•

Target Active Buyers Efficiently. Our highly targeted content attracts specific, targeted audiences who are actively researching purchasing decisions. Using our database of registered members and information we collect about their product interests, we are able to accurately target those registered members most likely to be of value to IT vendors, and support vendor-customer’s execution with scalable marketing services programs that help influence these prospective buyers.

•

Generate Measurable Results. Our targeted online content offerings enable us to generate and collect valuable business information about each member and his or her technology preferences. As registered members access content, we are able to build a profile of their technology interests, and their companies’ interests, as they evolve over time. Through experience, we have identified patterns that are indicative of purchase intent. We leverage this insight to improve ROI on the programs we execute for our clients by focusing specifically where active demand exists. We provide this intelligence directly to IT vendors for their own use. This helps them drive continuous improvement in their own marketing and sales workflows and outcomes, whether focused specifically on prospects we provide them or on those they have otherwise obtained, which our information enriches and makes more actionable.

•

Maximize Awareness. As a leading distributor of vendor-provided IT white papers, webcasts, videocasts, virtual events and podcasts, we offer IT vendors the opportunity to educate IT and business professionals during the research process, prior to any direct interaction with vendor salespeople. By distributing proprietary content and reaching their target audiences via our platform, IT vendors can educate audiences, demonstrate much of their product capabilities and proactively brand themselves as specific product leaders. As a result, an IT professional is more aware of and more knowledgeable about the vendor’s specifications and product and therefore more likely to consider the vendor. Increased consideration of our vendor-customers’ offerings combined with accurate purchase intent insight around those prospects who are actively researching a purchase significantly reduces vendor prospecting costs and time expended on inactive accounts.

Our Strategy

Our goal is to deliver superior performance by continuously enhancing our position as a global leader in purchase intent-driven marketing and sales services that deliver business impact for enterprise technology vendors by strengthening our offerings in our three core capability areas – our specialized content that connects IT and business professionals with IT vendors in the sectors and sub-sectors that we serve, the purchasing intent insight analytics and data services our content and member traffic enables, and the marketing services we provide to clients to help meet their business growth objectives. In order to achieve this goal, we intend to:

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

•

Continue to Expand Our International Presence. We intend to continue to expand our reach into our addressable market by increasing our presence in countries outside the U.S. We have pursued this strategy by launching our own websites directed at members in the United Kingdom, India, Spain, France, China, Australia, and Singapore, or by acquiring specific properties or companies with attractive properties. We previously expanded by acquiring the Computer Weekly and MicroScope online properties in the United Kingdom and E-Magine Médias SAS, which we call LeMagIT, in France. More recently, we launched German and Portuguese language websites as well as websites directed towards members in Latin America. We expect to further penetrate foreign markets by directly launching additional sector-specific websites directed at these foreign locales and at additional international markets and, if deemed appropriate, by making strategic acquisitions and investments in overseas entities. During 2017, approximately 32% of our online revenues were derived from international geo-targeted programs, where our target audience is outside North America. We believe that our integrated product offering across regions continues to resonate with international marketers and is contributing to our successful results. We plan on continuing to invest in these capabilities as we seek opportunities to increase our global reach.

•

Selectively Acquire or Partner with Complementary Businesses. We have used acquisitions in the past as a means of expanding our content and product and service offerings, web traffic and registered members. Our acquisitions to date can be classified into three categories: content-rich blogs or other individually published sites, typically generating less than one million dollars in annual revenues; early stage revenue sites, typically generating between $1 million and $5 million in annual revenues; and later stage revenue sites, typically generating greater than $5 million in annual revenues. We intend to continue to pursue selected acquisition or partnership opportunities in our core markets and in adjacent markets for products with similar characteristics.

Platform and Content

Our integrated content platform consists of a network of specialized websites that serve the needs of IT and business professionals who are making corporate purchase decisions. At critical stages of the purchase decision process, these content offerings through different channels meet IT and business professionals’ needs for expert, peer and IT vendor information and provide a platform on which IT vendors can launch targeted marketing campaigns that generate measurable, high ROI.

The table below provides a representation of the key market opportunities we address for the IT vendors who are our customers:

Audience: Market Segment Sites

Media Groups

Based upon the logical clustering of our members’ respective job responsibilities and the marketing focus of the products being promoted by our customers, we currently categorize our content offerings to address the key market opportunities and audience extensions across a portfolio of distinct media groups. Each of these media groups services a wide range of IT vendor sectors and sub-sectors and is driven by the key areas of IT and business professionals’ interests described below:

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

•

Storage. The storage sector consists of the market for disk storage systems and tape hardware and software that store and manage data. Growth is fueled by trends inherent in the industry, such as the ongoing need to maintain and supplement data stores, and by external factors, such as expanded compliance regulations and increased focus on disaster recovery solutions. Recent trends reflect an increased emphasis on solid state storage and cloud storage. At the same time, established storage sub-sectors, such as backup and Storage Area Networks (“SANs”) have been invigorated by new technologies such as disk-based backup, continuous data protection, data deduplication and storage virtualization. Our online properties in this sector, which include SearchStorage.com, SearchDataBackup.com, and SearchDisasterRecovery.com, address IT and business professionals seeking solutions in key sub-sectors such as fibre channel SANs, solid state storage, virtualization IP & iSCSI SANs, Network Attached Storage (“NAS”), backup hardware and software, and storage management software.

•

Data Center and Virtualization Technologies. Data centers house the systems and components, such as servers, storage devices, routers and switches, utilized in large-scale, mission-critical computing environments. A variety of trends and new technologies have reinvigorated the data center as a priority among IT and business professionals. Technologies, such as blade servers, server virtualization, converged infrastructure and cloud computing, have driven renewed investment in data center-class computing solutions. Server consolidation is a focus, driven by the decline in large-scale computing prices relative to distributed computing models. These trends have put pressure on existing data center infrastructure and are driving demand for solutions that address this. For example, the deployment of high-density servers has led to increased heat output and energy consumption in data centers. Power and cooling have thus become a significant cost in IT budgets, making data center energy efficiency a priority. Our key online properties in this sector provide targeted information on the IT vendors, technologies and solutions that serve these sub-sectors. Our properties in this sector include sites such as SearchDataCenter.com, covering disaster recovery, power and cooling, mainframe and UNIX® servers, systems management, and server consolidation, and SearchCloudComputing.com and SearchAWS.com, which cover private, public and hybrid cloud infrastructure. SearchServerVirtualization.com covers the decision points and alternatives for implementing server virtualization, while SearchVMware.com focuses on managing and building out virtual environments on the most widely-installed server virtualization platform. SearchConvergedInfrastructure.com covers converged and hyper-converged infrastructure solutions. SearchITOperations covers DevOps, the impact of Agile Development, containers, microservices and event-driven computing upon IT operations, as well as the deployment of hybrid cloud architectures and multi-cloud management.

We also cover servers, application and desktop solutions deployed in distributed computing environments. The dominant platform, Windows, no longer represents an offering of discrete operating systems but rather a diverse computing environment with its own areas of specialization around IT. As Windows servers have become more stable and scalable, they have taken share in data centers and currently represent one of the largest server sub-sectors. Given the breadth of the Windows market, we have segmented our Windows-focused media based on IT and business professionals’ infrastructure responsibilities and purchasing focus. Our online properties in this sector include SearchWindowsServer.com, covering servers, storage, and systems management; SearchDomino.com and SearchExchange.com, each targeted toward senior management for distributed computing environments. This network of sites provides resources and advice to IT and business professionals pursuing solutions related to such topics as Windows backup and storage, server consolidation, and upgrade planning. SearchEnterpriseDesktop.com focuses on the deployment and management of end-user computing environments. SearchMobileComputing.com covers the IT management issues surrounding the increasing deployment of personal technologies such as tablets and smartphones in the workplace. Combined with our two properties that focus on server virtualization, SearchVirtualDesktop.com and BrianMadden.com, each focusing on desktop virtualization, gives us a comprehensive offering addressing the fast-growing area of virtualization technologies.

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

•

Business Applications and Analytics. Our Business Applications and Analytics media group focuses on mission critical software such as enterprise resource planning (“ERP”), databases and business intelligence, content management enterprise resource planning, and customer facing applications such as customer relationship management (“CRM”) software for mid-sized and large companies. Because these applications are critical to the overall success of the businesses that use them, there is a high demand for specialized information by IT and business professionals involved in their purchase, implementation, and ongoing support. Our applications-focused properties in this sector include sites such as SearchCRM.com, SearchSalesforce.com, SearchOracle.com, SearchSAP.com, SearchHRSoftware.com, SearchSQLServer and SearchERP.com. These sites are leading online resources that provide this specialized information to support mission critical business applications such as CRM, sales force automation, databases and ERP software. The information produced by these applications is seen as a corporate asset that is essential for gaining competitive advantage through informed, data-driven decisions that can help improve operational efficiency, enable business agility, and improve sales effectiveness and customer service. As a result, business intelligence and analytics have become pervasive as various organizations increasingly rely on mission critical information to optimize their businesses. SearchBusinessAnalytics.com, SearchDataManagement.com and SearchContentManagement.com, cover the business intelligence, data management, content management and collaboration disciplines associated with such initiatives. SearchCloudApplications.com focuses on cloud-based or SaaS deployments of key business applications.

•

Application Architecture and Development. The application architecture and development sector is comprised of a broad landscape of tools and languages that enable developers, architects and project managers to build, customize and integrate software for their businesses. Our application architecture and development online properties focus on development in enterprise environments, the underlying languages such as .NET, Java and XML as well as related application development tools and integrated development environments (“IDEs”). Several trends have had a profound impact on this sector and are driving growth. The desire for business agility with more flexible and interoperable applications architecture continues to propel interest in microservices. Application integration, application testing and security, as well as  internet and mobile applications are also key areas of continuing focus for vendors and developers Our online properties in this sector include sites such as TheServerSide.com, which hosts independent communities of developers and architects, SearchSoftwareQuality.com, which offers content focused on application testing and quality assurance, and SearchMicroservices.com, which serves Architects, IT Managers and Line of Business Executives who are interested in adapting existing architectures to meet the speed, scale and agility needs of today’s modern applications.

•

Channel. Our Channel sites address the information needs of channel professionals—which we have classified as resellers, value added resellers, solution providers, systems integrators, service providers, managed service providers, and consultants—in the IT market. As IT and business professionals have become more specialized, IT vendors have actively sought resellers with specific expertise in the vendors’ sub-sectors. Like IT and business professionals, channel professionals require more focused technical content in order to operate successful businesses in the markets in which they compete. The resulting dynamics in the IT channel are well-suited to our integrated, targeted content strategy. Our online properties in this sector include SearchITChannel.com and SearchCloudProvider.com. In addition to these websites, TechTarget channel media is able to profile channel professionals accessing information on any website within the TechTarget Network. As channel professionals resell, service and support hardware, software and services from vendors in a particular IT sector, the key areas of focus tend to parallel those for the sub-sectors addressed by our IT-focused properties: for storage, backup, storage virtualization and network storage solutions such as fibre channel SANs, NAS and IP SANs; for security, intrusion defense, compliance and identity management; for networking, wireless, network security and VoIP; for systems, consolidation, cloud, converged infrastructure and server virtualization.

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

•

IT Deal Alert: Priority Engine™. Priority Engine is a subscription service powered by our Activity Intelligence platform, which integrates with customer relationship management and marketing automation platforms from salesforce.com, Marketo, Eloqua, Pardot, and Integrate. The service delivers information that enables marketers and sales personnel to identify and understand accounts and individuals actively researching new technology purchases and then to engage those active prospects within the organizations that are relevant to the purchase. We sell this service in approximately 200 technology-specific segments which our customers use for demand generation, account-based marketing and other marketing and sales activities.

•

IT Deal Alert: Deal Data™. Deal Data is a customized solution aimed at sales intelligence and data scientist functions within our customer organizations. It renders our Activity Intelligence data directly consumable by the customer's internal applications.

•

IT Deal Alert: TechTarget Research™. TechTarget Research is a product that sources proprietary information about purchase transactions from IT and business professionals who are making or have recently completed these purchases. The offering provides data on market trends, pricing dynamics and vendor win/loss and displacement trends in the form of quarterly, bi-annual, and annual reports.

Core Online. Our core online offerings enable our customers to reach and influence prospective buyers through content marketing programs designed to generate demand for their solutions, and through display advertising and other brand programs that influence consideration by prospective buyers.

Demand Solutions. Our suite of demand solutions offerings allows IT vendors to maximize ROI by capturing sales leads from the distribution and promotion of content to our audience of IT and business professionals. All of our demand solutions campaigns offer the Activity Intelligence Dashboard, a tool that gives our customers’ marketers and sales representatives a near real-time view of their prospects, including insights on the research activities of technology buying teams at the individual, team and account levels.

Our demand solutions offerings may also include the following program components:

•

White Papers. White papers are technical documents created by IT vendors to describe business or technical problems which are addressed by the vendors’ products or services. In a program that includes demand solutions, we post white papers on our relevant websites and our members receive targeted promotions about these content assets. Prior to viewing white papers, our registered members and visitors supply their corporate contact information and agree to receive further information from the vendor. The corporate contact and other qualification information for these leads are supplied to the vendor in near real time through our proprietary lead management software.

•

Webcasts, Podcasts, Videocasts and Virtual Trade Shows. Webcasts, podcasts, videocasts, virtual trade shows and similar content bring informational sessions directly to attendees’ desktops and mobile devices. As is the case with white papers, our members supply their corporate contact and qualification information to the webcast, podcast, videocast or virtual trade show sponsor when they view or download the content. Sponsorship includes access to the registrant information and visibility before, during and after the event.

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

Brand Solutions. Our suite of brand solutions offerings provides IT vendors exposure to targeted audiences of IT and business professionals actively researching information related to their products and services. We leverage our Activity Intelligence product framework to enable significant segmentation and targeting of specific audiences that can be accessed through these programs. Components of brand programs may include:

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

•

Microsites and Related Formats. We have a range of solutions that create stand-alone websites for IT vendors, or “embedded” websites that exist within the context of our existing websites, to enable a more immersive experience for IT and business professionals with the content and brand messaging of the vendor.

Custom Content Creation. We will at times create white papers, case studies, webcasts or videos to our customers’ specifications through our Custom Content team. These customized content assets are then promoted to our audience within both demand solutions and brand solutions programs.

Customers

We market to IT vendors targeting specific audiences who are actively researching purchasing decisions. We maintain multiple points of contact with our customers in order to provide support throughout their organization and during critical stages of the sales cycle. As a result, individual customers often run multiple marketing programs with us in order to reach discrete portions of our targeted audience. Our products and services are delivered under both short-term contracts that run for the length of a given marketing program, typically less than six months, and via integrated, longer-term contracts covering various client needs across approximately a year. We have developed a broad customer base and delivered campaigns to approximately 1,200 companies in 2017. During 2017, 2016, and 2015, no single customer represented 10% or more of total revenues.

See Note 13 to our Consolidated Financial Statements for geographic data related to our revenues and long-lived assets.

Sales and Marketing

We have an internal direct sales department that works closely with existing and potential customers to develop customized marketing programs that provide highly targeted access to IT and business professionals. We organize the sales force by the sector-specific media groups that we operate and have a global accounts team that works with our largest customers. We believe that our sector-specific sales organization and integrated approach to our product and service offerings allows our sales personnel to develop a high level of expertise in the specific sectors they cover and to create effective marketing programs tailored to the customer’s specific objectives. As of December 31, 2017, our sales and marketing staff consisted of approximately 291 people. The majority of our sales staff is located in our Newton, Massachusetts headquarters and our offices in San Francisco, California and London, England.

We pursue a variety of marketing initiatives designed to support our sales activities by building awareness of our brand to IT vendors and positioning ourselves as a “thought leader” in ROI-based marketing. These initiatives include purchasing online sponsorships in media vehicles that reach technology marketers, as well as engaging in direct communications with the database of relevant contacts we have built since inception. Examples of our direct communications include selected e-mail updates on new product launches and initiatives. We also produce videocasts, blogs and white papers for technology marketers where we provide information on the latest best practices in the field of online business-to-business (“B2B”) tech marketing.

Through our Analyst Relations, Press and Public Relations activities, we develop and maintain relationships with key analysts, publications and influencers covering B2B marketing and sales topics.

Online Member Acquisition

Our primary source of traffic to our websites is through non-paid traffic sources, such as our existing registered member base and organic search engine traffic. Organic search engine traffic is also the primary source of new registered members for our sites. Because our sites focus on specific sectors of the IT market, our content is highly targeted and is an effective means for attracting search engine traffic and from this, growing our membership. We also make marketing expenditures designed to supplement our non-paid traffic and registered members. We employ a variety of online marketing vehicles such as keyword advertising on the major search engines and targeted list rentals of opt-in e-mail subscribers from a variety of targeted media sources.

Technological Infrastructure

We have developed an expandable operations infrastructure using hardware and software systems from established IT vendors to maintain our websites and online offerings. Our system hardware is co-located at an offsite data center. All of the critical components of the system are redundant, allowing us to withstand unexpected component failure and to undergo maintenance and upgrades. Our infrastructure is scalable, enabling us to make additions that fit into the existing environment as our system requirements grow based on traffic and member growth. Our critical data is copied daily to an online backup storage solution. The data is also copied to an off-site online storage facility. We maintain a quality assurance process to constantly monitor our servers, processes and network connectivity. We have implemented these various redundancies and backup systems in order to minimize the risk associated with damage from fire, power loss, telecommunications failure, break-ins, computer viruses and other events beyond our control. We believe that continued development of our technological infrastructure is critical to our success. We have made, and expect to continue to make, technological improvements in this infrastructure to improve our ability to service our members and customers.

Competition

The market for IT vendor marketing spend is highly competitive, and in each of the sectors we serve, as well as across the products and services we offer, our primary competitors include media companies that produce content specifically for IT and business professionals, providers of technology-based point solutions for data analysis and other service providers. Our primary media competitors, each of which possesses substantial resources to compete, are J2 Global, Madison Logic, QuinStreet, International Data Group, and CBS Interactive/CNET. In the online market we generally compete on the basis of target audience, quality and uniqueness of information content, ease of use of our websites for IT and business professionals, and the quality and quantity of sales leads generated for IT vendors. We also compete for the members who comprise our target audiences primarily with the media companies that produce content specifically for IT and business professionals such as J2 Global, QuinStreet, International Data Group, and CBS Interactive/CNET. In the data-oriented businesses, we compete with providers of predictive analytics and internet-based analysis including companies like 6sense, Infer, Bombora and TheBigWillow. In general marketing services, we compete with list and lead providers of various types. As we continue to expand internationally, we expect to compete with many of the competitors mentioned above, as well as with established media companies based in particular countries or geographical regions.

Member Privacy

We gather in-depth business information about our registered members who consent to provide us such information through one or more of the online registration forms displayed on our websites. We also gather information about users of certain content on our websites by tracking their content consumption or the content consumption of the companies they work for. We post our privacy policy on our websites so that our members can access and understand the terms and conditions applicable to the collection and use of their information. Our privacy policy discloses the types of information we gather, how we use it, and how a member can correct or change this information, including how a member can unsubscribe to our communications and those of our partners. Our privacy policy also explains the circumstances under which we share a member's information and with whom. Members who register for our websites have the option of indicating specific areas of interest in which they are willing to receive offers via e-mail or postal mail; these offers contain content created either by us or our third-party IT vendor customers. To protect our obligations to our members, we impose constraints that are consistent with our privacy policy on the customers to whom we provide member data. Additionally, when we provide lists to third parties, including to our customers, it is under contractual terms that are generally consistent with our obligations to members set forth in our privacy policy, as well as in compliance with applicable laws and regulations.

Consumer Protection Regulation

General. Advertising and promotional activities presented to visitors on our websites are subject to federal and state consumer protection laws that regulate unfair and deceptive practices. We are also subject to various other federal and state consumer protection laws, including the ones described below. With respect to our non-U.S. business, we are also subject to the laws and regulations of various other jurisdictions in which we target members.

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

Other Consumer Protection Regulation. The FTC and many state attorneys general are applying federal and state consumer protection laws to require that the online collection, use and dissemination of data, and the presentation of web site content, comply with certain standards for notice, choice, security and access. In many cases, the specific limitations imposed by these standards are subject to interpretation by courts and other governmental authorities, and courts may adopt these developments as law. In addition, the FTC has published principles to address consumer privacy issues that may arise from so-called “behavioral targeting” (i.e. the tracking of a member’s online activities in order to deliver advertising tailored to his or her interests) and to encourage industry self-regulation for public content. Although the FTC excluded from the principles both “first-party” behavioral advertising and contextual advertising (each being the types of behavioral targeting activities in which we are currently primarily engaged), with respect to other types of behavioral targeting that include the storage of more, and potentially sensitive, data or that collects information outside of the “traditional Web site context” (such as through a mobile device or by an ISP), the FTC has stated that it will continue to evaluate self-regulatory programs. Further, the FTC has indicated that it is considering regulations regarding behavioral targeting which may include implementation of a more rigorous opt-in regime. An opt-in policy would prohibit businesses from collecting and using information obtained through behavioral targeting activities from individuals who have not voluntarily consented. The FTC has also issued further clarifying guidance regarding consumer privacy and data collection with a particular focus on the mobile environment. A few states have also introduced legislation that, if enacted, would restrict or prohibit behavioral advertising within the state. In the absence of a federal law pre-empting their enforcement, such state legislation would likely have the practical effect of regulating behavioral advertising nationwide because of the difficulties behind implementing state-specific policies or identifying the location of a particular consumer.

Privacy. In addition, the European Union (“EU”) and its member states and Canada have regulations dealing with the collection and use of personal information obtained from their citizens, some of which we may be subject to as a result of the expansion of our business internationally. Regulations in these regions have focused on the collection, use, disclosure and security of information that may be used to identify or that actually identifies an individual, such as an e-mail address, a name, or an IP address. Additionally, the EU requires informed consent for the placement of a cookie on a user device.

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

Employees

As of December 31, 2017, we had 622 employees. Other than a small number of employees in the United Kingdom and France, none of our current employees are represented by a labor union or are the subject of a collective bargaining agreement.

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

The primary source of our revenues is the sale of advertising campaigns to our customers. Our advertising revenues accounted for substantially all of our total revenues for the twelve months ended December 31, 2017. We believe that advertising spending on the internet, as in traditional media, fluctuates significantly as a result of a variety of factors, many of which are outside of our control. These factors include:

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

Because most of our customers are in the IT industry, our revenues are subject to characteristics of the IT industry that can affect advertising spending by IT vendors.

Because most of our clients are in the IT industry, the success of our business is closely linked to the health, and subject to market conditions, of the IT industry. The IT industry is characterized by, among other things, volatile quarterly results, uneven sales patterns, short product life cycles, rapid technological developments and frequent new product introductions and enhancements. As a result, our customers’ advertising budgets, which are often viewed as discretionary expenditures, may increase or decrease significantly over a short period of time. Many of our customers have reassessed and will, for the foreseeable future, be likely to continue to scrutinize their spending on advertising campaigns. Prior market downturns in the IT industry have resulted in declines in advertising spending, which can cause longer sales cycles, deferral or delay of purchases by IT vendors and generally reduced expenditures for advertising and related services. Our revenues and profitability depend on the overall demand for advertising services from our customers. We believe that demand for our offerings has been in the past, and could be in the future, disproportionately affected by fluctuations, disruptions, instability or downturns in the IT industry, which may cause customers and potential customers to exit the industry or delay, cancel or reduce any planned expenditures for our marketing and advertising service offerings. Any slowdown in the formation of new IT companies, or decline in the growth of existing IT companies, may cause a decline in demand for our offerings.

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

We sell a suite of products and services called IT Deal Alert, which is based on our Activity Intelligence analytics. The IT Deal Alert suite currently consists primarily of Priority Engine, TechTarget Research, Qualified Sales Opportunities and Deal Data. Our increase in revenues in the year ended December 31, 2017, compared to the year ended December 31, 2016, was driven in part by an increase in sales of IT Deal Alert products. We expect that IT Deal Alert, as well as the expansion of the features in our IT Deal Alert product offerings, will be major components of our future growth. The failure of our IT Deal Alert products to meet anticipated sales levels, our inability to continue to expand successfully our IT Deal Alert suite, or the failure of our current or new IT Deal Alert products and services to achieve and then maintain widespread customer acceptance could have a material adverse effect on our business and financial results. In addition, competitors may develop a service or application that is similar to our IT Deal Alert suite, which could also result in reduced sales for those product offerings.

Our revenues are primarily derived from short-term contracts that may not be renewed.

The primary source of our revenues is the sale of marketing and advertising services to our customers, and we expect that this will continue to be the case for the foreseeable future. Our contracts are primarily short-term, typically six months or less, and are generally subject to termination without substantial penalty by the customer at any time, generally with minimal notice requirements. We cannot assure you that our current customers will fulfill their obligations under their existing contracts, continue to participate in our existing programs beyond the terms of their existing contracts or enter into any additional contracts for new programs that we offer. In addition, our efforts to enter into longer-term arrangements with customers for our IT Deal Alert products and services may not be successful. If a significant number of customers or a few large customers decided not to continue purchasing marketing and advertising services on our websites, we could experience a rapid decline in our revenues over a relatively short period of time.

If we are unable to deliver content and services that attract and retain a critical mass of members, our ability to attract customers may be affected, which could in turn have an adverse effect on our revenues.

Our success depends on our continued ability to deliver original and compelling content and services to attract and retain members, as well as our ability to garner a critical mass of members of our websites. Our member base is comprised of corporate IT and business professionals who demand specialized websites tailored to the sectors of the IT products for which they are responsible and that they purchase. Our content and services may not continue to attract and retain a critical mass of members necessary to attract customers and generate revenues consistent with our historical results and expectations of future results. We also may not develop new content or services in a timely or cost-effective manner. Our ability to develop and produce this specialized content successfully is subject to numerous uncertainties, including our ability to:

•	anticipate and respond successfully to rapidly changing IT developments and preferences to ensure that our content remains timely and interesting to our members;
•	attract and retain qualified editors, writers and technical personnel;
•	fund new development for our programs and other offerings;
•	successfully expand our content offerings into new platform and delivery mechanisms; and
•	promote and strengthen the brands of our websites and our name.

If we are not successful in maintaining and growing our member base through the deployment of targeted and compelling content, our ability to retain and attract customers may be affected, which could in turn have an adverse effect on our revenues.

We depend upon internet search engines to attract a significant portion of the members who visit our websites, and if we were listed less prominently in search result listings as a result of changes in the search engines’ algorithms or otherwise, our business and operating results would be harmed.

We derive a significant portion of our website traffic from users who search for IT research and editorial content through internet search engines, such as Google, MSN, Bing and Yahoo!. A critical factor in attracting members to our websites is whether we are prominently displayed in response to an internet search relating to IT content. Search result listings are determined and displayed in accordance with a set of formulas or algorithms developed by the particular internet search engine. The algorithms determine the order of the listing of results in response to the user’s internet search. From time to time, search engines revise their algorithms. In some instances, these modifications may cause our websites to be listed less prominently in unpaid search results, which will result in decreased traffic from search engine users to our websites. Our websites may also become listed less prominently in unpaid search results for other reasons, such as search engine technical difficulties, search engine technical changes and changes we make to our websites. In addition, search engines have deemed the practices of some companies to be inconsistent with search engine guidelines and have decided not to list their websites in search result listings at all. Although we could mitigate certain algorithm changes affecting our traffic with increased marketing expenditures, if we are listed less prominently or not at all, in search result listings, traffic to our websites could decline, which could impact our operating results. Increased marketing spend to increase site traffic could also impact our results of operations.

There are a number of risks associated with our international operations, as well as the expansion of those operations, that could adversely affect our business.

Approximately 28% of our revenues for the year ended December 31, 2017 were derived from customers with billing addresses outside of the U.S. Approximately 32% of our online revenues were derived from international geo-targeted campaigns, which are campaigns that are targeted at members who reside outside of North America. We have offices in the United Kingdom, France, Germany, Singapore and Australia. We also publish websites in Spanish, French, German, Portuguese and Chinese, targeting members worldwide who speak those languages.

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
•

more restrictive website licensing and hosting requirements, which may result in our websites being blocked, may require changes to how we operate our websites, or may involve regulatory or enforcement actions against us that could be harmful to our business;

•	more extensive labor regulation, which may vary by country;
•	difficulties in staffing and managing multinational operations;
•	difficulties in finding appropriate foreign licensees or joint venture partners;
•	difficulties following changes in local business operations or structure;
•	distance, language and cultural differences in doing business with foreign entities;
•	foreign (and domestic) political and economic uncertainty;
•	less extensive adoption of the internet as an information source and increased restriction on the content of websites;
•	currency exchange-rate fluctuations; and
•	potential adverse tax requirements.

The United Kingdom’s vote to withdraw from the EU in accordance with the national referendum held on June 23, 2016 (“Brexit”) could adversely affect us. In particular, our European and Middle East operations are based out of the United Kingdom. We employ approximately 60% of our non-U.S. workforce in the United Kingdom (10% of our overall workforce), and we generate approximately 10% of our revenues from customers with billing addresses in the United Kingdom. Additionally, our United Kingdom office provides sales support to other European and Middle East regions, including our French and German operations, and there could be a material adverse impact on our ability to continue providing this support depending on the terms of the United Kingdom’s withdrawal. In March 2017, the United Kingdom’s government initiated the exit process under Article 50 of the Lisbon Treaty, commencing a period of up to two years for the United Kingdom and other EU member states to negotiate the terms of the withdrawal. The proposed withdrawal could, among other potential outcomes, adversely affect the tax, tax treaty, currency, operational, legal and regulatory regimes to which our business in the European marketplace is subject. The withdrawal could also, among other potential outcomes, disrupt the free movement of goods, services and people between the United Kingdom and the EU and significantly disrupt trade between the United Kingdom and the EU and other parties. Further, uncertainty around these and related issues, including political uncertainty in other EU member states, could lead to adverse effects on the economy of the United Kingdom and the other economies in which we operate. There can be no assurance that any or all of these events will not have a material adverse effect on our business operations, results of operations and financial condition.

As a result, we may face difficulties and unforeseen expenses in expanding our business internationally and, if we attempt to do so, we may be unsuccessful, which could harm our business, operating results and financial condition.

Competition for customers’ marketing and advertising spending is intense, and we may not compete successfully, which could result in a material reduction in our market share, the number of our customers and our revenues.

We compete for potential customers with a number of different types of offerings and companies, including: broad‑based media outlets such as television, newspapers and business periodicals that are designed to reach a wide audience; general purpose portals and search engines; and offline and online offerings of media companies that produce content specifically for IT and business professionals, including International Data Group, J2 Global, QuinStreet, Madison Logic and CBS Interactive/CNet. Customers may choose our competitors over us not only because they prefer our competitors’ online offerings to ours but also because customers prefer to utilize other forms of marketing and advertising services offered by our competitors that are not offered by us and/or to diversify their marketing and advertising expenditures. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. They may also offer different pricing than we do, which could be more attractive to customers. Competitors have historically responded, and may continue to respond, to market conditions by lowering prices to try to attract our customers. As a result, we could lose market share to our competitors in one or more of our businesses and our revenues could decline.

We may not innovate at a successful pace, which could harm our operating results.

Our industry is rapidly adopting new technologies and standards to create and satisfy the demands of users and advertisers. It is critical that we continue to innovate by anticipating and adapting to these changes to ensure that our content‑delivery, demand generation and IT Deal Alert products and services remain effective and interesting to our members, customers and partners. In addition, we may need to make significant expenditures to achieve these goals. If we fail to accomplish these goals, we may lose members and the customers that seek to reach those members, which could harm our operating results. Existing and planned efforts to develop new products, including any subscription-based offerings, may be costly and ultimately not successful.

We may be unable to continue to build awareness of our brands, which could negatively impact our business and cause our revenues to decline.

Building and maintaining recognition of our brands is critical to attracting and retaining our member base. We intend to continue to build existing brands and introduce new brands that will resonate with our targeted audiences. In order to promote our brands, we may find it necessary to increase our marketing budget, hire additional marketing and public relations personnel or otherwise increase our financial commitment to creating and maintaining brand loyalty among our clients. If we fail to promote and maintain our brands effectively, or incur excessive expenses attempting to promote and maintain our brands, our business and financial results may suffer.

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

We may fail to identify or successfully acquire and integrate businesses, products and technologies that would otherwise enhance our product and service offerings to our customers and members, and as a result our revenues may decline or fail to grow.

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

The U.S. and international economies have experienced inconsistent, unpredictable growth and a certain degree of instability, magnified at times by factors including changes in the availability of credit, volatile business and consumer confidence and unemployment. These and other macro‑economic conditions have contributed to unpredictable changes in the global economy and expectations of future global economic growth. If the economic climate in the U.S. and abroad remains as it is or deteriorates, our customers or potential customers could reduce or delay their purchases of our offerings, which would adversely impact our revenues and our ability to sell our offerings, collect customer receivables and, ultimately, our profitability.

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

We could be subject to infringement claims from third parties, which may or may not have merit. Due to the nature of content published on our online network, including content placed on our online network by third parties, and as a creator and distributor of original content and research, we face potential liability based on a variety of theories, including defamation, libel, negligence, copyright or trademark infringement, or other legal theories based on the nature, creation or distribution of this information. Such claims may also include, among others, claims that by providing hypertext links to websites operated by third parties, we are liable for wrongful actions by those third parties through these websites. Similar claims have been brought, and sometimes successfully asserted, against online services. It is also possible that our members could make claims against us for losses incurred in reliance on information provided on our networks. In addition, we could be exposed to liability in connection with material posted to our internet sites by third parties. For example, many of our sites offer members an opportunity to post comments and opinions that are not moderated. Some of this member-generated content may infringe on third-party intellectual property rights or privacy rights or may otherwise be subject to challenge under copyright laws. Such claims, whether brought in the U.S. or abroad, could divert management time and attention away from our business and result in significant cost to investigate and defend, regardless of the merit of these claims. In addition, if we become subject to these types of claims and are not successful in our defense, we may be forced to pay substantial damages. These claims could also result in the need to develop alternative trademarks, content or technology or to enter into costly royalty or licensing agreements. Our insurance may not adequately protect us against these claims. The filing of these claims may also damage our reputation as a high quality provider of unbiased, timely analysis and result in client cancellations or overall decreased demand for our services. We may not have, in all cases, conducted formal evaluations of our content, technology and services to determine whether they expose us to any liability of the sort described above. As a result, we cannot be certain that our technology, offerings, services or online content do not or will not infringe upon the intellectual property or other rights of third parties. If we were found to have infringed on a third party’s intellectual property rights or otherwise found liable for damages as a result of such claims, the value of our brands and our business reputation could be impaired, and our business could suffer.

Changes in laws and standards relating to marketing, data collection and use, and the privacy of internet users could impact our ability to conduct our business and thereby decrease our marketing and advertising service revenues.

We use e-mail as a significant means of communicating with our members. The laws and regulations governing the use of e-mail for marketing purposes continues to evolve, and the growth and development of the market for commerce over the internet may lead to the adoption of additional legislation and/or changes to existing laws. If new laws or regulations are adopted, or existing laws and regulations are interpreted and/or amended or modified to impose additional restrictions on our ability to send e-mail to our members or potential members, we may not be able to communicate with them in a cost-effective manner. In addition to legal restrictions on the use of e-mail, internet service providers and others typically attempt to block the transmission of unsolicited e-mail, commonly known as “spam.” If an internet service provider or software program identifies e-mail from us as “spam,” we could be placed on a restricted list that would block our e-mail to members or potential members who maintain e-mail accounts with these internet service providers or who use these software programs. If we are unable to communicate by e-mail with our members and potential members as a result of legislation, blockage or otherwise, our business, operating results and financial condition could be harmed.

We collect information from our members who register on our websites or for services, respond to surveys or, in some cases, view our content. Subject to each member’s permission (or right to decline, which we refer to as an “opt-out”, a practice that may differ across our various websites, depending on the applicable needs and requirements of different countries’ laws), we may use this information to inform our members of services that they have indicated may be of interest to them. We may also share this information with our customers for members who have elected to receive additional promotional materials and have expressly or implicitly granted us permission to share their information with third parties. We also collect information on our members based on their activity on our sites. The U.S. federal government and certain states have adopted or proposed limitations on the collection, distribution and use of personal information of internet users.

Although, to date, our efforts to comply with applicable federal and state laws and regulations have not hurt our business, additional, more burdensome laws or regulations, including more restrictive consumer privacy and data security laws, could be enacted or applied to us or our customers. Such laws or regulations could impair our ability to collect member information that helps us to provide more targeted content to our members and detailed lead data to our customers, thereby impairing our ability to maintain and grow our audience and maximize revenue from our customers. Additionally, the FTC and many state attorneys general are applying federal and state consumer protection laws to require that the online collection, use and dissemination of data, and the presentation of website content, comply with certain standards for notice, choice, security and access. Courts may also adopt these developing standards. In many cases, the specific limitations imposed by these standards are subject to interpretation by courts and other governmental authorities. A few states have also introduced legislation that, if enacted, would restrict or prohibit behavioral marketing and advertising within the state. In the absence of a federal law pre-empting their enforcement, such state legislation would likely have the practical effect of regulating behavioral marketing and advertising nationwide because of the difficulties behind implementing state-specific policies or identifying the location of a particular member. In the event of additional legislation in this area, our ability to effectively target our members may be limited. We believe that we are in compliance with applicable consumer protection laws, but a determination by a state or federal agency or court that any of our practices do not meet these laws and regulations could create liability to us, result in adverse publicity and affect negatively our businesses. New interpretations of these standards could also require us to incur additional costs and restrict our business operations.

In addition, the EU and its member states and Canada have regulations dealing with the collection and use of personal information obtained from their citizens. Regulations in these jurisdictions have focused on the collection, transfer, use, disclosure and security of information that may be used to identify or that actually identifies an individual, such as an e-mail address or a name. Further, within the EU, certain member state data protection authorities regard IP addresses as personal information, and legislation in the EU requires informed consent for the placement of a cookie on a user device. The General Data Protection Regulation (“GDPR”) was approved by the EU Parliament on April 14, 2016 and will become effective on May 25, 2018. The GDPR replaces the Data Protection Directive 95/46/EC and was designed to, among other things, harmonize disparate data privacy laws found across Europe. Its application and scope are extensive and penalties for non-compliance are significant, including fines of up to 20 million Euros or 4% of total worldwide revenue. Additionally, on January 10, 2017, the EU Commission released a Proposal for Regulation on Privacy and Electronic Communications (“ePrivacy Regulation”) which will replace the ePrivacy Directive and is intended to align with the overall EU data privacy and protection framework, including the GDPR. Compliance with the GDPR and the final ePrivacy Regulation could require us to add new resources or change our current or future services which may adversely affect our revenues.

Law makers and regulators are expected to release additional guidance on the implementation of the GDPR over the months leading up to and following its effective date, which may further impact our compliance efforts. We will continue to monitor potential changes in legal or regulatory requirements of privacy laws.

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

U.S. and European lawmakers and regulators have recently expressed concern over the use of third-party cookies or web beacons for the purpose of online behavioral marketing and advertising, and efforts to address these uses may result in broader requirements that would apply to our research activities, including our efforts to understand our members’ internet usage. Such actions may have a chilling effect on businesses like ours that collect or use online usage information generally, or may substantially increase the cost of maintaining a business that collects or uses online usage information, increase regulatory scrutiny and increase the potential of class action lawsuits. In response to marketplace concerns about the usage of third-party cookies and web beacons to track user behaviors, the major browser applications have enabled features that allow the user to limit the collection of certain data. These developments could impair our ability to collect member information that helps us provide more targeted marketing content to our members. In addition, several browser applications, including Microsoft Internet Explorer, Mozilla Firefox, Google Chrome and Apple Safari, contain tracking protection features and options that allow users to opt out of ad-tracking cookies and in certain cases block behavioral tracking from specified websites. In the event members implement these tracking protection features and options, they have the potential to affect our business negatively.

We believe that we are in material compliance with all laws and regulations that are applicable to us. As referenced above, these regulations and laws may be modified and new laws may be enacted in the future that may apply to us and affect our business. Further, data protection authorities may interpret existing laws in new ways. We may deploy new products and services from time to time, which may also require us to change our compliance practices. Any such developments (or developments stemming from enactment or modification of other laws) or the failure to anticipate accurately the application or interpretation of these laws could create liability for us, result in adverse publicity and materially affect our business and results of operations.

Increased exposure from loss of personal information due to data breaches and hacks could impose significant additional costs on us.

We currently retain confidential information relating to our members in secure database servers. Although we observe security measures throughout our operations, we may not be able to prevent individuals from gaining unauthorized access to these database servers, which could cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment. Hackers, if successful, could misappropriate proprietary information or cause disruptions in our service. We may be required to expend capital and other resources to protect our websites against hackers. Our online networks could also be affected by computer viruses or other similar disruptive problems, and we could inadvertently transmit viruses across our networks to our members or other third parties. Providing unimpeded access to our online networks is critical to servicing our customers and providing superior customer service. Our inability to provide continuous access to our online networks could cause some of our customers to discontinue purchasing marketing and advertising programs and services and/or prevent or deter our members from accessing our networks. We cannot assure that contractual provisions attempting to limit our liability in these areas will be successful or enforceable, or that other parties will accept such contractual provisions as part of our agreements.

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

Our ability to attract and maintain relationships with our members, customers and strategic partners depends on the satisfactory performance, reliability and availability of our internet infrastructure. Our internet marketing and advertising revenues relate directly to the number of advertisements and other marketing opportunities delivered to our members. System interruptions or delays that result in the unavailability of internet sites or slower response times for members would reduce the number of advertising impressions and leads delivered. This could reduce our revenues as the attractiveness of our sites to members and advertisers decreases. Our insurance policies provide only limited coverage for service interruptions and may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems. Further, we do not have multiple site capacity for all of our services in the event of any such occurrence.

In addition, our networks and websites must accommodate a high volume of traffic and deliver frequently updated information. They have experienced, and may experience in the future, slower response times due to higher than expected traffic, or decreased traffic, for a variety of reasons. There have been instances where our online networks as a whole, or our websites individually, have been inaccessible. Also, slower response times, which have occurred more frequently, can result from general internet problems, routing and equipment problems involving third-party internet access providers, problems with third-party advertising servers, increased traffic to our servers, viruses and other security breaches that are out of our control. In addition, our members depend on internet service providers and online service providers for access to our online networks or websites. Those providers have experienced outages and delays in the past, and may experience outages or delays in the future. Moreover, our internet infrastructure might not be able to support continued growth of our online networks or websites. Any of these problems could result in less traffic to our networks or websites or harm the perception of our networks or websites as reliable sources of information. Less traffic on our networks and websites or periodic interruptions in service could have the effect of reducing demand for marketing and advertising on our networks or websites, thereby reducing our revenues.

Our business depends on continued and unimpeded access to the internet by us and our members. If government regulations relating to the internet change, internet access providers may be able to block, degrade, or charge for access to certain of our products and services, which could lead to additional expenses and the loss of customers and clients.

Our products and services depend on the ability of our members to access the internet. Currently, this access is provided by companies that have significant market power in the broadband and internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies, and government-owned service providers. Some of these providers have taken, or have stated that they may take measures, including legal actions, that could degrade, disrupt, or increase the cost of member access to our advertisements or our third-party publishers’ advertisements by restricting or prohibiting the use of infrastructure to support or facilitate our offerings, or by charging increased fees to us or our members to provide our offerings. On December 14, 2017, the Federal Communications Commission voted to repeal the net neutrality rules which were intended, in part, to prevent network operators from discriminating against legal traffic that traverses their networks. It is unclear whether or if such a repeal will be subject to challenge or preemption if the U.S. Congress passes new laws regarding net neutrality. In addition, as we expand internationally, government regulations concerning the internet, in particular net neutrality, may be nascent or non-existent. This regulatory environment, coupled with the potentially significant political and economic power of local network operators, could cause us to experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense, or otherwise negatively affect our business. Such interference could result in a loss of existing customers and clients, and increased costs, and could impair our ability to attract new customers and clients, thereby harming our revenues and growth.

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

We have acquired assets and businesses over time, some of which have resulted in the recording of a significant amount of goodwill and/or intangible assets on our consolidated financial statements. We had $93.8 million of goodwill and $0.5 million of net intangible assets as of December 31, 2017. The goodwill was recorded because the fair value of the net tangible assets and/or intangible assets acquired was less than the purchase price. We may not realize the full value of the goodwill and/or intangible assets. As such, we evaluate goodwill and other intangible assets with indefinite useful lives for impairment on an annual basis or more frequently if events or circumstances suggest that the asset may be impaired. We did not have any intangible assets with indefinite lives as of December 31, 2017. We evaluate other intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. If goodwill or other intangible assets are determined to be impaired, we will write off the unrecoverable portion as a charge to our earnings. If we acquire new assets and businesses in the future, as we intend to do, we may record additional goodwill and/or intangible assets. The possible write-off of the goodwill and/or intangible assets could negatively impact our future earnings and, as a result, the market price of our common stock could decline.

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

In addition, the stock market in general, and historically the market for internet-related companies in particular, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. Such litigation, if instituted against us, could result in substantial costs, divert our management’s attention and resources and harm our business, operating results and financial condition.

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

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. A large portion of our outstanding shares of common stock is held by our officers, directors and significant stockholders. Our directors, executive officers and significant stockholders beneficially own approximately 14.8 million shares of our common stock, which represents 54% of our outstanding shares as of December 31, 2017. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline substantially.

A limited number of stockholders have the ability to influence the outcome of director elections and other matters requiring stockholder approval.

Our directors, executive officers and significant stockholders beneficially own approximately 54% of our outstanding common stock as of December 31, 2017. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the election of directors, the amendment of our certificate of incorporation and bylaws and the approval of mergers or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by other stockholders.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

On October 26, 2017, the Company and Hines Global REIT Riverside Center, LLC (“Hines”) entered into a Third Amendment (the “Third Amendment”) to the lease agreement for office space in Newton, Massachusetts, dated as of August 4, 2009, by and between the Company and MA-Riverside Project, L.L.C. (predecessor-in-interest to Hines) as amended (the “Newton Lease”). The Third Amendment extends the lease term to December 31, 2029 and preserves the Company’s option to extend the term for an additional five-year period subject to certain terms and conditions set forth in the Newton Lease. The Third Amendment reduces the rentable space from approximately 110,000 square feet to approximately 74,000 square feet effective January 1, 2018 and provides the Company with a one-time cash allowance of up to $3.3 million, which may be used by the Company for any purpose. Beginning on January 1, 2018, base monthly rent under the Third Amendment will be $0.3 million. The base rent will increase biennially at a rate averaging approximately 1% per year, beginning on January 1, 2020. The Company remains responsible for certain other costs under the Third Amendment, including operating expenses and taxes.

Item 3.	Legal Proceedings

We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened litigation against us that could have a material adverse effect on our business, operating results or financial condition.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the Nasdaq Global Market under the trading symbol “TTGT”. The following table sets forth the high and low sales prices of our common stock, as reported by the Nasdaq Global Market, for each quarterly period in 2017 and 2016:

	High	Low
2017
Quarter ended March 31, 2017	$9.43	$8.21
Quarter ended June 30, 2017	$10.59	$8.75
Quarter ended September 30, 2017	$12.23	$9.11
Quarter ended December 31, 2017	$14.33	$11.61

2016
Quarter ended March 31, 2016	$8.93	$5.98
Quarter ended June 30, 2016	$8.95	$7.03
Quarter ended September 30, 2016	$9.24	$6.73
Quarter ended December 31, 2016	$8.97	$7.85

The closing sale price of our common stock, as reported by the Nasdaq Global Market, was $17.28 on February 28, 2018.

Holders

As of February 28, 2018 there were 87 stockholders of record of our common stock based on the records of our transfer agent.

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

Stock Performance Graph

The following graph compares the cumulative total return to stockholders of our common stock for the period from December 31, 2012 to December 31, 2017, to the cumulative total return of the Russell 2000 Index and the S&P 500 Media Industry Index for the same period. This graph assumes the investment of $100.00 on December 31, 2012 in our common stock, the Russell 2000 Index and the S&P 500 Media Industry Index and assumes any dividends are reinvested.

COMPARATIVE STOCK PERFORMANCE

Among TechTarget, Inc.,

the Russell 2000 Index and

S&P 500 Media Industry Index

	12/12	12/13	12/14	12/15	12/16	12/17
TechTarget Inc.	$100.00	$123.60	$204.86	$144.68	$153.69	$250.81
Russell 2000	$100.00	$138.82	$145.62	$139.19	$168.85	$193.58
S&P 500 Media Industry	$100.00	$153.20	$171.81	$159.53	$184.27	$200.02

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

Purchases of Equity Securities by the Issuer

The following table provides information about purchases by our company during the three months ended December 31, 2017 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2017 – October 31, 2017	—	$—	—	$6,820,071
November 1, 2017 – November 30, 2017	47,457	$13.73	47,457	$6,168,328
December 1, 2017 – December 31, 2017	158,652	$13.91	158,652	$3,961,302
Total	206,109	$13.87	206,109	$3,961,302

(1)

In June 2016, we announced that the Board of Directors had approved a stock repurchase program, which authorized management to purchase up to $20.0 million of shares of its common stock from time to time on the open market or in privately negotiated transactions. The stock repurchase program was reauthorized in May 2017 for the remaining balance of the original authorized amount.

Item 6.	Selected Financial Data

The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K to fully understand factors that may affect the comparability of the information presented below, (in thousands except per share data).

	Years Ended December 31,
	2017	2016	2015	2014	2013
Consolidated Results of Operations Data:
Revenues:
Online	$108,388	$101,827	$105,574	$97,607	$79,709
Events	168	4,798	6,252	8,596	8,787
Total revenues	108,556	106,625	111,826	106,203	88,496
Cost of revenues:
Online(1)	28,295	27,545	26,962	24,629	23,362
Events(1)	41	2,672	2,941	3,418	3,771
Total cost of revenues	28,336	30,217	29,903	28,047	27,133
Gross profit	80,220	76,408	81,923	78,156	61,363
Operating expenses:
Selling and marketing(1)	44,747	44,316	43,722	42,836	36,920
Product development(1)	8,215	8,038	7,680	7,161	6,715
General and administrative(1)	12,212	12,370	12,987	14,878	13,916
Depreciation	4,467	4,084	3,982	4,060	3,823
Amortization of intangible assets	169	809	1,382	1,762	2,223
Total operating expenses	69,810	69,617	69,753	70,697	63,597
Operating income (loss)	10,410	6,791	12,170	7,459	(2,234)
Interest and other expense, net	(693)	(1,774)	(249)	(333)	(260)
Income (loss) before provision for (benefit from) income taxes	9,717	5,017	11,921	7,126	(2,494)
Provision for (benefit from) income taxes	2,914	2,598	4,735	3,045	(657)
Net income (loss)	$6,803	$2,419	$7,186	$4,081	$(1,837)
Net income (loss) per common share(2):
Basic	$0.25	$0.08	$0.22	$0.12	$(0.05)
Diluted	$0.24	$0.08	$0.21	$0.12	$(0.05)
Weighted average common shares outstanding:
Basic	27,550	29,954	32,963	33,010	37,886
Diluted	28,271	30,774	34,476	34,641	37,886
Other Data:
Adjusted EBITDA (unaudited)(3)	$21,958	$18,536	$24,499	$21,459	$9,598

	As of December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$34,112	$37,274	$34,691	$38,183	$33,772
Total assets	$173,169	$170,077	$177,859	$177,484	$176,982
Long-term liabilities	$28,436	$34,566	$2,827	$5,115	$5,662
Total liabilities	$52,422	$52,514	$17,858	$21,638	$19,920
Treasury stock	$(170,816)	$(162,731)	$(113,949)	$(98,851)	$(83,862)
Total stockholders' equity	$120,747	$117,563	$160,001	$155,846	$157,062

(1)	Amounts include stock-based compensation expense as follows:

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Cost of online revenues	$43	$112	$84	$116	$173
Cost of events revenues	—	—	—	8	18
Selling and marketing	4,120	4,119	3,530	3,287	2,751
Product development	112	159	111	129	212
General and administrative	2,637	2,462	2,899	3,792	2,431
Total	$6,912	$6,852	$6,624	$7,332	$5,585

(2)

Basic and diluted net income (loss) per common share is computed by dividing the net income (loss) applicable to common stockholders by the basic and diluted weighted-average number of common shares outstanding for the fiscal period. See Note 2 to our Consolidated Financial Statements.

(3)	The following table reconciles net income (loss) to Adjusted EBITDA for the periods presented and is unaudited:

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Net income (loss)	$6,803	$2,419	$7,186	$4,081	$(1,837)
Interest expense (income), net	1,272	918	(53)	31	20
Provision for (benefit from) income taxes	2,914	2,598	4,735	3,045	(657)
Depreciation	4,467	4,084	3,982	4,060	3,823
Amortization of intangible assets	169	809	1,382	1,762	2,223
Amortization of purchase price adjustment for earnouts	—	—	341	308	201
EBITDA	15,625	10,828	17,573	13,287	3,773
Stock-based compensation	6,912	6,852	6,624	7,332	5,585
Other (income) expense, net	(579)	856	302	302	240
Secondary offering costs	—	—	—	538	—
Adjusted EBITDA	$21,958	$18,536	$24,499	$21,459	$9,598

Earnings before interest, tax, depreciation, and amortization (“EBITDA”) is a non-GAAP financial measure used by management when reviewing our performance. EBITDA represents earnings before interest expense (income) net, provision for (benefit from) income taxes, depreciation and amortization. Adjusted EBITDA represents EBITDA as further adjusted to exclude stock-based compensation, other (income) expense net, secondary offering costs and other one-time charges, if any. We present Adjusted EBITDA as a supplemental performance measure because we believe it facilitates operating performance comparisons from period to period and company to company by backing out potential differences caused by variations in capital structures (affecting interest expense), tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses), the age and book depreciation of fixed assets (affecting relative depreciation expense), acquisition-related charges (such as amortization of intangible assets and earnouts) and the impact of non-cash stock-based compensation expense costs. Because Adjusted EBITDA facilitates internal comparisons of operating performance on a more consistent basis, we also use Adjusted EBITDA in measuring our performance relative to that of our competitors and in connection with our compensation of our executive officers and senior management. Adjusted EBITDA is not a measurement of our financial performance under Generally Accepted Accounting Principles (“GAAP”) and should not be considered as an alternative to net income (loss), operating income (loss) or any other performance measures derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our profitability or liquidity. We understand that although Adjusted EBITDA is frequently used by securities analysts, lenders and others in their evaluation of companies, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly under the heading “Risk Factors.” Please refer to our “Forward-Looking Statements” section on page 53.

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

IT and business professionals have become increasingly specialized, and because each of the websites within our network of over 140 websites focuses on a specific IT sector such as storage, security, networking, or business applications, IT and business professionals rely on us for key decision support information tailored to their specific areas of responsibility.

We enable IT and business professionals to navigate the complex and rapidly-changing IT landscape where purchasing decisions can have significant financial and operational consequences. Our content strategy includes three primary sources which IT and business professionals use to assist them in their pre-purchase research: independent content provided by our professionals, vendor-generated content provided by our customers and member-generated, or peer-to-peer, content. In addition to utilizing our independent editorial content, registered members appreciate the ability to deepen their pre-purchase research by accessing the extensive vendor supplied content available across our website network. Likewise, these members derive significant additional value from the ability our network provides to seamlessly interact with and contribute to information exchanges in a given field.

We had approximately 19.1 million and 18.0 million registered members – our “audiences” – as of December 31, 2017 and 2016, respectively. While the size of our registered member base does not provide direct insight into our customer numbers or our revenues, the value of our services sold to our customers is a direct result of the breadth and reach of this content footprint. This footprint creates the opportunity for our clients to gain business leverage by targeting our audiences through customized marketing programs. Likewise, the behavior exhibited by these audiences enables us to provide our customers with data products to improve their marketing and sales efforts. The targeted nature of our member base enables IT vendors to reach a specialized audience efficiently because our content is highly segmented and aligned with the IT vendors’ specific products. With it, we have developed a broad customer base and, in 2017, delivered marketing and sales services programs to approximately 1,200 customers.

Executive Summary

Our total revenues for the year ended December 31, 2017 increased approximately $1.9 million, to $108.6 million, or 2% compared with the same period in 2016, driven by higher IT Deal AlertTM revenues, offset somewhat by lower revenues from our core online offerings. IT Deal Alert revenues were up 58% in 2017, compared to 2016, and quarterly IT Deal Alert revenues topped $10.0 million for each of the quarters in 2017. Revenues from our Priority EngineTM and Deal DataTM products more than doubled in 2017, compared to 2016.

We continue to have success selling longer-term deals and, in the fourth quarter of 2017, 24% of our online revenues were derived from longer-term contracts, compared to 15% in the fourth quarter of 2016. The amount of revenue that we derived from longer-term contracts in the fourth quarter of 2017 increased more than 97% compared to the amount that we recognized in the fourth quarter of 2016.

The news on IT Deal Alert has been consistently positive, and in regards to our core offerings, we are glad to report that things are brightening. Many of the headwinds that we faced in recent years have alleviated. First of all, we will no longer have the negative comparisons from our discontinued face-to-face events business. Secondly, the dollar has weakened, which should theoretically help our international business. Most importantly, the temporary disruptions to the marketing budgets from four of our largest core customers, who were going through major divestitures or acquisitions, are now behind us as we begin 2018. We continue to see better metrics in regards to core spending by our customers that also use IT Deal Alert. As we continue to add more IT Deal Alert customers, this should also bode well for our core results.

Online international geo-targeted revenues, where our target audience is outside North America (“International”), increased 7% for 2017, compared with the prior year, driven by International IT Deal Alert growth, but was partially offset by a decrease in core online sales.

Gross profit percentage was 74% and 72% for 2017 and 2016, respectively. Online gross profit increased by $5.8 million, primarily attributable to the increase in online revenues as compared to the prior year. Events gross profit decreased by $2.0 million as a result of the decreased events revenues as compared to the prior year. As we announced on February 14, 2017, we have phased out our events product line.

Business Trends

The following discussion highlights key trends affecting our business.

•

Macro-economic Conditions and Industry Trends. Because most of our customers are IT vendors, the success of our business is intrinsically linked to the health, and subject to the market conditions, of the IT industry. In 2017, we did not see any meaningful improvement in the IT market and many of our customers continue to be revenue-challenged. This fact, coupled with some of our largest clients’ corporate post-merger consolidation and integration efforts, as well as caution because of foreign currency concerns, put pressure on marketing budgets. Our growth continues to be driven in large part by the return on the investments we made in our data analytics suite of products, IT Deal Alert, which continues to drive market share gains for us. While we will continue to invest in this growth area, management will also continue to carefully control discretionary spending such as travel and entertainment, and the filling of new and replacement positions, in an effort to maintain profit margins and cash flows.

•

Brexit. The announcement of the results of the United Kingdom’s referendum in which voters approved an exit of the United Kingdom from the EU, commonly referred to as “Brexit”, has resulted in significant general economic uncertainty as well as volatility in global stock markets and currency exchange rate fluctuations. In March 2017, the United Kingdom’s government initiated the exit process under Article 50 of the Lisbon Treaty, commencing a period of up to two years for the United Kingdom and other EU member states to negotiate the terms of the withdrawal. While both parties have reported constructive progress with respect to the negotiations to date, continued uncertainty remains regarding the terms of the United Kingdom’s new partnership with the European Union and its member states. The overall impact of Brexit may create further global economic uncertainty, which may cause a subset of our customers to more closely monitor their costs in the affected region. Our revenue generated from customers who have billing addresses within the United Kingdom was approximately 10% of our total revenues for each of the years ended December 31, 2017 and 2016.

•

Customer Demographics. In the year ended December 31, 2017, online revenues from our ten major global customers, which have significant international exposure, decreased by approximately 1% compared to the prior year. Although we have historically reported a group of 12 major global customers, due to mergers and consolidations, this group has been reduced to ten. Online revenues from our mid-sized customers (our largest 100 customers, excluding the ten major global customers described above, which generally have less exposure internationally) increased by approximately 8% compared to the prior year. Online revenues attributable to our smaller customers, which tend to be venture capital-backed start-ups that primarily operate in North America, increased by approximately 18% over the prior year. All three customer groups continued to report a challenging environment, and this translated into our customers remaining cautious with their marketing expenditures.

Our key strategic initiatives include:

•

Geographic – During 2017, approximately 32% of our online revenues were derived from International campaigns. International results were also impacted by the large corporate post-merger consolidation and integration efforts noted above. We rolled out Priority Engine in Europe in the third quarter of 2016 and we launched Priority Engine in APAC during the fourth quarter of 2016.

•

Product – IT Deal Alert revenues were approximately $49.5 million in the year ended December 31, 2017, up from approximately $31.4 million in 2016. This includes International IT Deal Alert revenues of $12.9 million, which is also included in International revenues as discussed above. In the fourth quarter of 2017, we had more than 600 active customers utilizing our IT Deal Alert products and services, up from more than 400 customers in the fourth quarter of 2016. We expect IT Deal Alert to continue to be a meaningful growth driver through 2018.

Our core online revenues were down 16% in 2017 compared to 2016, which was disproportionately driven by our largest customers. We have looked extensively at the dynamics between our IT Deal Alert and core online offerings and have evaluated whether our growth in IT Deal Alert customers is taking away from our core online revenues from those same accounts. The data, however indicates that this is not the case, and while it is certainly the case that our sales team is leading with IT Deal Alert, and emphasizing the benefits of integration across both IT Deal Alert and core online offerings, if customers do not buy integrated solutions, and instead buy standalone offerings, it is increasingly the case that their purchase may be an IT Deal Alert offering. Our analysis of customer trends, however, indicates that this dynamic is not the major contributor to overall declines in core online.

For the largest global accounts referenced above, the declines in their core online spending approximately offset their increases in IT Deal Alert spending. These spending decisions, however, are disconnected. Outside of the largest global accounts, we continue to see some very interesting dynamics, as those non-global accounts that spent on IT Deal Alert in 2017 had a lower percentage decrease in core online spending than non-global accounts that did not spend on IT Deal Alert. We believe takeaway is that IT Deal Alert provides us with the best foundation to grow core online revenue going forward.

Sources of Revenues

Revenue for the twelve month periods ended December 31, 2017, 2016 and 2015 by product and geo-target were as follows (in thousands):

	Twelve Months Ended December 31,
			2017 vs.		2016 vs.
			2016		2015
	2017	2016	% change	2015	% change
Total Online	$108,388	$101,827	6%	$105,574	(4)%
Total Online by Geographic Area:
North America:
North America IT Deal Alert	36,622	25,743	42%	19,395	33%
North America Core Online	36,586	43,296	(15)%	51,754	(16)%
Total North America Online	73,208	69,039	6%	71,149	(3)%
International:
International IT Deal Alert	12,907	5,661	128%	3,777	50%
International Core Online	22,273	27,127	(18)%	30,648	(11)%
Total International Online	35,180	32,788	7%	34,425	(5)%
Total Online by Product:
IT Deal Alert:
North America IT Deal Alert	36,622	25,743	42%	19,395	33%
International IT Deal Alert	12,907	5,661	128%	3,777	50%
Total IT Deal Alert	49,529	31,404	58%	23,172	36%
Core Online:
North America Core Online	36,586	43,296	(15)%	51,754	(16)%
International Core Online	22,273	27,127	(18)%	30,648	(11)%
Total Core Online	58,859	70,423	(16)%	82,402	(15)%
Total Events	$168	$4,798	(96)%	$6,252	(23)%
Total Revenues	$108,556	$106,625	2%	$111,826	(5)%

We sell customized marketing programs to IT vendors targeting a specific audience within a particular IT or business sector or sub-sector. We maintain multiple points of contact with our customers to provide support throughout their organizations and their customers’ IT sales cycles. As a result, our customers often run multiple advertising programs with us in order to target their desired audience of IT and business professionals more effectively. There are multiple factors that can impact our customers’ marketing and advertising objectives and spending with us, including but not limited to, IT product launches, increases or decreases to their advertising budgets, the timing of key industry marketing events, responses to competitor activities and efforts to address specific marketing objectives such as creating brand awareness or generating sales leads. Our products and services are generally delivered under short-term contracts that run for the length of a given program, typically less than six months. In 2016, we began to enter into longer-term contracts with certain customers and, in the fourth quarter of 2017, 24% of our online revenues were from longer-term contracts of approximately 12 months. In the year ended December 31, 2017, demand generation and brand advertising remained our primary sources of revenues, while data analytics-driven intelligence solutions, driven by growth in our IT Deal Alert products and services, contributed approximately 46% of online revenues as compared with approximately 31% and 22% for the same period in 2016 and 2015, respectively.

Online revenues represented 100%, 96%, and 94% of total revenues for the years ended December 31, 2017, 2016, and 2015, respectively. As previously disclosed, we have phased out our events product line.

Product and Service Offerings

We use our online offerings to provide IT vendors with numerous touch points to identify, reach and influence key IT decision makers. The following is a description of the products and services we offer, which may be provided separately or combined as part of an integrated marketing campaign

IT Deal Alert. IT Deal Alert is a suite of products and services for IT vendors that leverages the detailed purchase intent data that we collect about end-user IT and business organizations. Through proprietary scoring methodologies, we use this insight to help our customers identify and prioritize accounts whose content consumption around specific IT topics indicates that they are “in-market” for a particular product or service. We also use the data directly to identify and further profile accounts’ upcoming purchase plans.

•

IT Deal Alert: Qualified Sales Opportunities™. Qualified Sales Opportunities is a product that profiles specific in-progress purchase projects, including information on scope and purchase considerations, in approximately 150 technology-specific segments.

•

IT Deal Alert: Priority Engine™. Priority Engine is a subscription service powered by our Activity Intelligence platform, which integrates with customer relationship management and marketing automation platforms from salesforce.com, Marketo, Eloqua, Pardot, and Integrate. The service delivers information that enables marketers and sales personnel to identify and understand accounts and individuals actively researching new technology purchases and then to engage those active prospects within the organizations that are relevant to the purchase. We sell this service in approximately 200 technology-specific segments which our customers use for demand generation, account-based marketing and other marketing and sales activities.

•

IT Deal Alert: Deal Data™. Deal Data is a customized solution aimed at sales intelligence and data scientist functions within our customer organizations. It renders our Activity Intelligence data directly consumable by the customer's internal applications.

•

IT Deal Alert: TechTarget Research™. TechTarget Research is a subscription product that sources proprietary information about purchase transactions from IT and business professionals who are making or have recently completed these purchases. The offering provides data on market trends, pricing dynamics and vendor win/loss and displacement trends.

Core Online. Our core online offerings enable our customers to reach and influence prospective buyers through content marketing programs designed to generate demand for their solutions, and through display advertising and other brand programs that influence consideration by prospective buyers.

Demand Solutions. Our suite of demand solutions offerings allows IT vendors to maximize return on investment by capturing sales leads from the distribution and promotion of content to our audience of IT and business professionals. All of our demand solutions campaigns offer the Activity Intelligence Dashboard, a tool that gives our customers’ marketers and sales representatives a near real-time view of their prospects including insights on the research activities of technology buying teams at the individual, team and account levels.

Our demand solutions offerings may also include the following program components:

•

White Papers. White papers are technical documents created by IT vendors to describe business or technical problems which are addressed by the vendors’ products or services. In a program that includes demand solutions, we post white papers on our relevant websites and our members receive targeted promotions about these content assets. Prior to viewing white papers, our registered members and visitors supply their corporate contact information and agree to receive further information from the vendor. The corporate contact and other qualification information for these leads are supplied to the vendor in real time through our proprietary lead management software.

•

Webcasts, Podcasts, Videocasts and Virtual Trade Shows. Webcasts, podcasts, videocasts, virtual trade shows and similar content bring informational sessions directly to attendees’ desktops and mobile devices. As is the case with white papers, our members supply their corporate contact and qualification information to the webcast, podcast, videocast or virtual trade show sponsor when they view or download the content. Sponsorship includes access to the registrant information and visibility before, during and after the event.

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

Brand Solutions. Our suite of brand solutions offerings provides IT vendors exposure to targeted audiences of IT and business professionals actively researching information related to their products and services. We leverage our Activity Intelligence product framework to enable significant segmentation and targeting of specific audiences that can be accessed through these programs. Components of brand programs may include:

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

•

Microsites and Related Formats. We have a range of solutions that create stand-alone websites for IT vendors, or “embedded” websites that exist within the context of our existing websites, to enable a more immersive experience for IT and business professionals with the content and brand messaging of the vendor.

Custom Content Creation. We will at times create white papers, case studies, webcasts or videos to our customers’ specifications through our Custom Content team. These customized content assets are then promoted to our audience within both demand solutions and brand solutions programs.

Events

Events revenues represented 0%, 4%, and 6% of total revenues for the years ended December 31, 2017, 2016, and 2015, respectively. Historically, we have operated a select number of face-to-face events, the majority of which were free to IT and business professionals and were sponsored by IT vendors. In 2017, we ceased to offer these services to our customers and instead focus our efforts on enhancing our data driven product offerings and working with our customers to gain the fullest advantage that our data-driven products can offer.

Cost of Revenues, Operating Expenses and Other

Expenses consist of cost of online and events revenues, selling and marketing, product development, general and administrative, depreciation, amortization, and interest and other expense, net. Personnel-related costs are a significant component of each of these expense categories except for depreciation, amortization and interest and other expense, net.

Cost of Online Revenues. Cost of online revenues consists primarily of: salaries and related personnel costs; member acquisition expenses (primarily keyword purchases from leading internet search sites); freelance writer expenses; website hosting costs; vendor expenses associated with the delivery of webcast, podcast, videocast and similar content, and other offerings; stock-based compensation expenses; facility expenses and other related overhead.

Cost of Events Revenues. Cost of events revenues consists primarily of: direct expenses, including site, food and beverages for the event attendees and event speaker expenses; salaries and related personnel costs; travel-related expenses; facilities expenses and other related overhead.

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

Depreciation. Depreciation expense consists of the depreciation of our property and equipment and other capitalized assets. Depreciation is calculated using the straight-line method over their estimated useful lives, ranging from three to twelve years.

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

Interest and Other Expense, Net. Interest expense, net consists primarily of interest costs and the related amortization of deferred issuance costs on amounts borrowed under our Senior Secured Credit Facilities Credit Agreement for a term loan (“Term Loan Agreement”) and amortization of premiums on our investments, less any interest income earned on cash, cash equivalents and short-term and long-term investments. We historically have invested our cash in money market accounts, municipal bonds, government agency bonds, U.S. Treasury securities, and corporate bonds.

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

We evaluate all deliverables of an arrangement at inception and each time an item is delivered, to determine whether they represent separate units of accounting. Based on this evaluation, the arrangement consideration is measured and allocated to each of these elements. Additionally, we offer sales incentives to certain customers, primarily in the form of volume rebates, which are classified as a reduction of revenues and are calculated based on the terms of the specific customer’s contract. We accrue for these sales incentives based on contractual terms and historical experience. See Note 2 to our Consolidated Financial Statements for additional information regarding the anticipated impact of the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) effective January 1, 2018.

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

Brand Solutions. Brand solutions consist mostly of banner revenue, which is recognized in the period in which the banner impressions, engagements or clicks occur, and microsite revenue, which is recognized over the period during which the microsites are live.

Custom Content. Custom content revenue is recognized when the creation is completed and delivered to the customer.

Events

We recognize revenue from events in the period in which the event occurs. The majority of our events were free to qualified attendees; however, certain events were based on a paid attendee model. We recognize revenue for paid attendee events upon completion of the event. As previously disclosed, we have phased out our events product line.

Amounts collected or billed prior to satisfying the above revenue recognition criteria are recorded as deferred revenue.

Long-Lived Assets

Our long-lived assets consist primarily of property and equipment, capitalized software, goodwill, and other intangible assets. Goodwill and other intangible assets have arisen principally from our acquisitions. The amount assigned to intangible assets is subjective and based on our estimates of the future benefit of the intangible assets using accepted valuation techniques, such as discounted cash flow and replacement cost models. Our long-lived assets, other than goodwill, are amortized over their estimated useful lives, which we determine based on the consideration of several factors including the period of time the asset is expected to remain in service. Intangible assets are amortized over their estimated useful lives, which range from five to ten years, using methods of amortization that are expected to reflect the estimated pattern of economic use. Consistent with our determination that we have only one reporting segment, we have determined that there is only one reporting unit and test goodwill for impairment at the entity level. We evaluate the carrying value and remaining useful lives of long-lived assets, other than goodwill, whenever indicators of impairment are present. We evaluate the carrying value of goodwill annually using the two-step process required by Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other (“ASC 350”). The first step of the impairment test is to identify potential impairment by comparing the reporting unit’s fair value with its net book value (or carrying amount), including goodwill. The fair value is estimated based on a market value approach. If the fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is not performed. Whenever indicators of impairment are present, we would perform the second step and compare the implied fair value of the reporting unit’s goodwill, as defined by ASC 350, to its carrying value to determine the amount of the impairment loss, if any. As of December 31, 2017, there were no indications of impairment based on our step one analysis, and our estimated fair value exceeded our carrying value by a significant margin.

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

The allowance for doubtful accounts was $1.8 million and $2.0 million at December 31, 2017 and 2016, respectively.

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

	Years Ended December 31,
	2017	2016	2015
Expected volatility	43%	46%	47%
Expected term	6 years	6 years	6 years
Risk-free interest rate	1.87%	1.90%	1.67%
Expected dividend yield	—%	—%	—%
Weighted-average grant date fair value per share	$4.61	$3.91	$3.72

The expected volatility of options granted in 2017, 2016, and 2015 was determined using a weighted average of the historical volatility of our stock for a period equal to the expected life of the option. The risk-free interest rate is based on a zero coupon U.S. treasury instrument whose term is consistent with the expected life of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. We applied an estimated annual forfeiture rate based on historical averages in determining the expense recorded in each period.

Internal-Use Software and Website Development Costs

We capitalize costs of materials, consultants and compensation and related expenses of employees who devote time to the development of internal-use software and website applications and infrastructure involving developing software to operate our websites. We begin to capitalize our costs to develop software and website applications when planning stage efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. Our judgment is required in determining the point at which various projects enter the state at which costs may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized, which is generally four years. To the extent that we change the manner in which we develop and test new features and functionalities related to our websites, assess the ongoing value of capitalized assets or determine the estimated useful lives over which the costs are amortized, the amount of website development costs we capitalize and amortize in future periods would be impacted. We review capitalized internal-use software and website development costs for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We would recognize an impairment loss only if the carrying amount of the asset is not recoverable and exceeds its fair value. We capitalized internal-use software and website development costs of $2.9 million, $2.8 million, and $2.9 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Income Taxes

We are subject to income taxes in both U.S. and foreign jurisdictions, and we use estimates in determining our provision for income taxes. We recognize deferred tax assets and liabilities based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates.

Our net deferred tax liabilities are comprised primarily of book to tax differences on stock-based compensation and timing of deductions for deferred rent, accrued expenses, depreciation, and amortization. As of December 31, 2017, we had foreign net operating loss (“NOL”) carryforwards of $0.7 million, which may be used to offset future taxable income in foreign jurisdictions until they expire at various dates through 2022. The deferred tax assets related to the foreign NOL carryforwards have been fully offset by a valuation allowance.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“the Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017 and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. We have calculated our best estimate of the impact of the Act in our year end income tax provision in accordance with our understanding of the Act and guidance available as of the date of this filing and as a result have recorded $0.4 million as additional income tax benefit in the fourth quarter of 2017, the period in which the legislation was enacted. The amount related to the remeasurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future, was a benefit of $0.4 million. The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was $45 thousand, based on cumulative foreign earnings net of deficits of $0.9 million.

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

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Years Ended December 31,
	2017		2016		2015
	($ in thousands)
Revenues:
Online	$108,388	100%	$101,827	96%	$105,574	94%
Events	168	0	4,798	4	6,252	6
Total revenues	108,556	100	106,625	100	111,826	100
Cost of revenues:
Online	28,295	26	27,545	26	26,962	24
Events	41	0	2,672	3	2,941	3
Total cost of revenues	28,336	26	30,217	28	29,903	27
Gross profit	80,220	74	76,408	72	81,923	73
Operating expenses:
Selling and marketing	44,747	41	44,316	42	43,722	39
Product development	8,215	8	8,038	8	7,680	7
General and administrative	12,212	11	12,370	12	12,987	12
Depreciation	4,467	4	4,084	4	3,982	4
Amortization of intangible assets	169	0	809	1	1,382	1
Total operating expenses	69,810	64	69,617	65	69,753	62
Operating income	10,410	10	6,791	6	12,170	10
Interest and other expense, net	(693)	(1)	(1,774)	(2)	(249)	(0)
Income before provision for income taxes	9,717	9	5,017	5	11,921	10
Provision for income taxes	2,914	3	2,598	2	4,735	4
Net income	$6,803	6%	$2,419	2%	$7,186	6%

Comparison of Fiscal Years Ended December 31, 2017 and 2016

Revenues

	Years Ended December 31,
	2017	2016	Increase (Decrease)	Percent Change
	($ in thousands)
Revenues:
Online	$108,388	$101,827	$6,561	6%
Events	168	4,798	(4,630)	(96)
Total revenues	$108,556	$106,625	$1,931	2%

Online. Online revenues for the year ended December 31, 2017 (“fiscal 2017”) increased by $6.6 million over the year ended December 31, 2016 (“fiscal 2016”). This increase was driven by an increase of $18.1million in revenues from our IT Deal Alert product offerings, partially offset by a decrease of $11.6 million in our core online product offerings.

Events. The decrease in events revenues is primarily due to a reduction in the number of custom and editorial events held during the period. As noted above, we ceased offering our events product line during 2017.

Cost of Revenues and Gross Profit

	Years Ended December 31,
	2017	2016	Increase (Decrease)	Percent Change
	($ in thousands)
Cost of revenues:
Online	$28,295	$27,545	$750	3%
Events	41	2,672	(2,631)	(98)%
Total cost of revenues	$28,336	$30,217	$(1,881)	(6)%
Gross profit	$80,220	$76,408	$3,812	5%
Gross profit percentage	74%	72%

Cost of Online Revenues. The increase in cost of online revenues was primarily driven by the increase in variable costs attributable to the $6.6 million increase in online revenues, as well as contracted services costs related fulfilling certain IT Deal Alert and demand generation campaigns.

Cost of Events Revenues. The decrease in cost of events revenues was due to both decreases in variable direct and employee-related costs and the decrease in the number of events that we conducted, as we have phased out our events product line.

Gross Profit. Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. Gross profit percentage for fiscal 2017 was 74% as compared to 72% for fiscal 2016. Online gross profit increased $5.8 million in fiscal 2017 as compared to the same period in 2016, primarily attributable to the increase in online revenues as compared to the same period a year ago. Online gross profit percentage increased to 74% in fiscal 2017 from 73% in fiscal 2016. Events gross profit decreased by $2.0 million, primarily as a result of the lower events revenues as compared to the same period in the prior year. Events gross profit percentage increased to 76% in fiscal 2017 from 44% in fiscal 2016. Because the majority of our costs are labor-related, we expect our gross profit to fluctuate from period to period depending on the total revenues for the period. We expect the phase out of the events product line to have a positive impact on our gross profit and gross profit margin going forward.

Operating Expenses and Other

	Years Ended December 31,
	2017	2016	Increase (Decrease)	Percent Change
	($ in thousands)
Operating expenses:
Selling and marketing	$44,747	$44,316	$431	1%
Product development	8,215	8,038	177	2
General and administrative	12,212	12,370	(158)	(1)
Depreciation	4,467	4,084	383	9
Amortization of intangible assets	169	809	(640)	(79)
Total operating expenses	$69,810	$69,617	$193	0%
Interest and other expense, net	$(693)	$(1,774)	$1,081	(61)%
Provision for income taxes	$2,914	$2,598	$316	12%

Selling and Marketing. Selling and marketing expenses increased slightly year over year, primarily due to an increase in variable compensation-related expenses when compared to the prior year.

Product Development. Product development expense remained relatively flat year over year.

General and Administrative. General and administrative expense remained relatively flat year over year.

Depreciation and Amortization. Depreciation expense in fiscal 2017 increased when compared to fiscal 2016 primarily due to additions to property and equipment. The decrease in amortization of intangible assets expense was attributable to the timing with which the amortization expense for certain intangible assets is recorded.

Interest and Other Expense, Net. Interest expense, net in 2017 was $1.3 million compared to interest expense, net of $0.9 million in 2016.The increase in interest expense was primarily due to an increase of $0.3 million in interest expense associated with the term loan that we entered into during the second quarter of 2016. The $1.4 million change in other expense, net was primarily due to foreign currency-related gains of $0.6 million in 2017 compared to foreign currency-related losses of $0.9 million in 2016. The foreign currency-related gains and losses were due to changes in exchange rates in countries where we record accounts receivable and accounts payable in the normal course of business, largely the United Kingdom and Australia.

Provision for Income Taxes. Our effective tax rate was 30% and 52% for the years ended December 31, 2017 and 2016, respectively. We have permanent differences that increase our tax expense on income or reduce our tax benefit on loss; the lower rate in 2017 as compared to 2016 was primarily due to excess deductions related to stock-based compensation attributable to the adoption of ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), research and development credits, and revaluation of our deferred tax liability in 2017. The effective tax rate differs from the statutory rate primarily due to these permanent differences of non-deductible expenses, state income taxes, and foreign income taxes.

Comparison of Fiscal Years Ended December 31, 2016 and 2015

Revenues

	Years Ended December 31,
	2016	2015	Increase (Decrease)	Percent Change
	($ in thousands)
Revenues:
Online	$101,827	$105,574	$(3,747)	(4)%
Events	4,798	6,252	(1,454)	(23)
Total revenues	$106,625	$111,826	$(5,201)	(5)%

Online. Online revenues for the year ended December 31, 2016 (“fiscal 2016”) decreased by $3.7 million over the year ended December 31, 2015 (“fiscal 2015”). This decrease was primarily attributable to the aforementioned contraction in spending from four large customers who were involved in major corporate transactions in 2016. Partially offsetting these declines was an increase of $8.2 million in revenues from our IT Deal Alert product offerings.

Events. The decrease in events revenues is primarily due to a reduction in the number of custom and editorial events held during the period. As noted above, we ceased offering these services to our customers during 2017.

Cost of Revenues and Gross Profit

	Years Ended December 31,
	2016	2015	Increase (Decrease)	Percent Change
	($ in thousands)
Cost of revenues:
Online	$27,545	$26,962	$583	2%
Events	2,672	2,941	(269)	(9)
Total cost of revenues	$30,217	$29,903	$314	1%
Gross profit	$76,408	$81,923	$(5,515)	(7)%
Gross profit percentage	72%	73%

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

Gross Profit. Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. Gross profit percentage for fiscal 2016 was 72% as compared to 73% for fiscal 2015. Online gross profit decreased $4.3 million in fiscal 2016 as compared to the same period in 2015, primarily attributable to the decrease in online revenues as compared to the same period in the prior year, in addition to increased costs associated with our new products as well as the contracted services associated with fulfilling certain demand generation campaigns. Online gross profit percentage decreased to 73% in fiscal 2016 from 74% in fiscal 2015. Events gross profit decreased by $1.2 million, primarily as a result of the lower events revenues as compared to the same period in the prior year. Events gross profit percentage decreased to 44% in fiscal 2016 from 53% in fiscal 2015. Because the majority of our costs are labor-related, we expect our gross profit to fluctuate from period to period depending on the total revenues for the period. We expect the phase out of the events product line to have a positive impact on our gross profit and gross profit margin going forward.

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

Depreciation and Amortization. Depreciation expense remained relatively flat when compared to 2015. The decrease in amortization of intangible assets expense was attributable to certain intangible assets becoming fully amortized during fiscal 2015 and the first half of 2016.

Interest and Other Expense, Net. Interest expense, net in 2016 was $0.9 million compared to interest income, net of $53 thousand in 2015. The increase in interest expense was primarily due to an increase of $0.9 million in interest expense associated with the term loan that we entered into during the second quarter of 2016. The increase in other expense of $0.6 million was due to an increase in foreign currency-related losses. The increase in foreign currency-related losses was due to changes in exchange rates in countries where we record accounts receivable and accounts payable in the normal course of business, largely the United Kingdom and Australia.

Provision for Income Taxes. Our effective tax rate was 52% and 40% for the years ended December 31, 2016 and 2015, respectively. We have permanent differences that increase our tax expense on income or reduce our tax benefit on loss; the higher rate in 2016 as compared to 2015 was primarily due to an increase in non-deductible expenses in the U.S. for 2016, largely related to stock-based compensation and foreign taxes. The effective tax rate differs from the statutory rate primarily due to these permanent differences of non-deductible expenses, state income taxes, and foreign income taxes.

Selected Quarterly Results of Operations

The following table presents our unaudited quarterly consolidated results of operations for the eight quarters ended December 31, 2017. The unaudited quarterly consolidated information has been prepared on the same basis as our audited consolidated financial statements. You should read the following table presenting our quarterly consolidated results of operations in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

	For the Three Months Ended
	2017				2016
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
Revenues:
Online	$23,409	$26,664	$28,012	$30,303	$24,269	$27,726	$24,247	$25,585
Events	168	—	—	—	762	1,448	1,503	1,085
Total revenues	23,577	26,664	28,012	30,303	25,031	29,174	25,750	26,670
Cost of revenues:
Online	6,895	7,085	6,951	7,364	6,658	6,813	6,889	7,185
Events	41	—	—	—	535	791	723	623
Total cost of revenues	6,936	7,085	6,951	7,364	7,193	7,604	7,612	7,808
Gross profit	16,641	19,579	21,061	22,939	17,838	21,570	18,138	18,862
Operating expenses:
Selling and marketing	10,693	10,745	11,568	11,741	11,060	11,028	11,243	10,985
Product development	1,943	2,016	2,209	2,047	2,008	1,945	2,074	2,011
General and administrative	3,056	3,198	3,288	2,670	3,210	3,044	3,138	2,978
Depreciation	1,091	1,093	1,065	1,218	1,020	1,016	951	1,097
Amortization of intangible assets	40	42	44	43	302	233	183	91
Total operating expenses	16,823	17,094	18,174	17,719	17,600	17,266	17,589	17,162
Operating income	(182)	2,485	2,887	5,220	238	4,304	549	1,700
Interest and other expense, net	(163)	(94)	(190)	(246)	(58)	(508)	(471)	(737)
(Loss) income before provision for (benefit from) income taxes	(345)	2,391	2,697	4,974	180	3,796	78	963
(Benefit from) provision for income taxes	(316)	1,030	623	1,577	228	1,397	100	873
Net (loss) income	$(29)	$1,361	$2,074	$3,397	$(48)	$2,399	$(22)	$90
Net (loss) income per share - basic	$(0.00)	$0.05	$0.08	$0.12	$(0.00)	$0.08	$(0.00)	$0.00
Net (loss) income per share - diluted	$(0.00)	$0.05	$0.07	$0.12	$(0.00)	$0.07	$(0.00)	$0.00

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

Liquidity and Capital Resources

Resources

At December 31, 2017, our cash, cash equivalents and investments totaled $34.1 million. Our cash, cash equivalents and investments decreased $3.2 million during fiscal 2017, primarily due to the repurchase of shares under our stock repurchase plan and principal payments on our term loan, partially offset by cash generated from operations and proceeds from the sales and maturities of investments. Additionally, we utilized cash for purchases of property and equipment and other capitalized assets. We believe that our existing cash, cash equivalents, and investments, and our cash flow from operating activities will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion internationally, future acquisitions we might undertake, and the expansion into complementary businesses. To the extent that our cash and cash equivalents, investments and cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more additional acquisitions of businesses.

	As of December 31,
	2017	2016	2015
	(in thousands)
Cash, cash equivalents and investments	$34,112	$37,274	$34,691
Accounts receivable, net	$29,601	$22,551	$26,549

Cash, Cash Equivalents and Investments

Our cash, cash equivalents and investments at December 31, 2017 were held for working capital purposes and were invested primarily in money market accounts and municipal bonds and, to a lesser extent, government agency bonds, U.S. Treasury securities, and corporate bonds. We do not enter into investments for trading or speculative purposes.

Accounts Receivable, Net

Our accounts receivable balance fluctuates from period to period, which affects our cash flows from operating activities. The fluctuations vary depending on the timing of our service delivery and billing activity, cash collections, and changes to our allowance for doubtful accounts. We use days sales outstanding (“DSO”) as a measurement of the quality and status of our receivables. We define DSO as net accounts receivable at quarter end divided by total revenues for the applicable period, multiplied by the number of days in the applicable period. DSO was 90 days at December 31, 2017, 78 days at December 31, 2016 and 83 days at December 31, 2015. The change in DSO year over year is primarily due to the timing of payments from all classes of customers.

Cash Flows

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Net cash provided by operating activities	$18,649	$18,345	$14,479
Net cash provided by (used in) investing activities	$6,263	$(3,616)	$(4,933)
Net cash used in financing activities	$(17,386)	$(11,112)	$(14,021)

Operating Activities

Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, the provision for bad debt, stock-based compensation, deferred income taxes, and the effect of changes in working capital and other activities.

The increase in cash provided by operating activities in fiscal 2017 compared to fiscal 2016 was primarily a result of a $4.4 million increase in net income as well as of changes in operating assets and liabilities, primarily driven by a $2.7 million increase in income taxes payable and a $3.2 million increase in other liabilities. The increase in other liabilities was primarily due changes in deferred rent related to a one-time cash allowance of $3.3 million associated with a third amendment to the Newton lease. (see Note 9 to our Consolidated Financial Statements) This was partially offset by increases in accounts receivable, net of $7.9 million in 2017, compared with decreases in accounts receivable, net of $3.1 million in 2016.

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

Investing Activities

Cash provided by investing activities in the year ended December 31, 2017 was $6.3 million; $10.4 million from the net sales and maturities of short-term and long-term investments, partially offset by $4.1 million for the purchase of property and equipment and other capitalized assets, made up primarily of website development costs, computer equipment and related software and internal-use development costs.

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

Capital Expenditures. We have made capital expenditures primarily for computer equipment and related software needed to host our websites, internal-use software development costs, as well as for leasehold improvements and other general purposes to support our growth. Our capital expenditures totaled $4.1 million, $4.4 million, and $3.7 million for the years ended December 31, 2017, 2016, and 2015, respectively. A majority of our capital expenditures in 2017, 2016, and 2015 were internal-use software and website development costs and, to a lesser extent, computer equipment and related software.

We expect to spend approximately $6.7 million in capital expenditures in 2018, primarily for internal-use software and website development costs, computer equipment and related software, and leasehold improvements. We are not currently party to any purchase contracts related to future capital expenditures. We believe we can fund these future additions through cash generated from operations.

Financing Activities

We received proceeds from the exercise of stock options in the amounts of $0.9 million, $4.2 million and $2.8 million in the years ended December 31, 2017, 2016, and 2015, respectively. These inflows were offset by $8.1 million, $8.0 million, and $15.1 million used for the repurchase of shares under our stock repurchase program in 2017, 2016, and 2015, respectively, as well as $3.9 million, $4.4 million, and $1.7 million related to tax withholdings on net share settlements in 2017, 2016, and 2015, respectively.

Additionally, as described in more detail below under “Term Loan and Credit Facility Borrowings”, on May 9, 2016, we entered into a Senior Secured Credit Facilities Credit Agreement for a term loan (the “Term Loan Agreement”). Under the Term Loan Agreement, we borrowed and received $50.0 million in aggregate principal amount pursuant to a five-year term loan (the “Term Loan”). On June 8, 2016, we completed a tender offer, as described below in more detail, utilizing $40.8 million to repurchase shares of our common stock. We repaid $6.3 million and $11.3 million of principal against the outstanding Term Loan during 2017 and 2016, respectively.

Common Stock Repurchase Programs

In June 2016, we announced that our Board had authorized a $20.0 million stock repurchase program (the “June 2016 Repurchase Program”), whereby we are authorized to repurchase our common stock from time to time on the open market or in privately negotiated transactions at prices and in the manner that may be determined by our Board. During 2017 and 2016, we repurchased 749,437 and 980,329 shares of common stock, respectively, for an aggregate purchase price of $8.1 million and $8.0 million, respectively, pursuant to the June 2016 Repurchase Program. On May 5, 2017, our Board reauthorized the common stock repurchase program to allow us to use the remaining balance of the unused authorization under the 2016 Repurchase Program after its original expiration in June 2017. The reauthorized program allows us to repurchase our common stock from time to time on the open market or in privately negotiated transactions at prices and in the manner that may be determined by our management. The reauthorized program has no time limit and may be suspended at any time. Additionally, we may establish, from time to time, 10b5-1 trading plans that will provide flexibility as we buy back our shares. As of December 31, 2017, we had $4.0 million remaining for purchases under the stock repurchase program.

In February 2016, we announced that our Board had authorized a $20.0 million stock repurchase program (the “February 2016 Repurchase Program”), whereby we were authorized to repurchase our common stock from time to time on the open market or in privately negotiated transactions at prices and in the manner determined by our Board from time to time. This program was terminated concurrently with the approval of a tender offer in May 2016 (see Note 11 to our Consolidated Financial Statements).

In August 2014, we announced that our Board had authorized a $20.0 million stock repurchase program (the “2014 Repurchase Program”), whereby we were authorized to repurchase our common stock from time to time on the open market or in privately negotiated transactions. In May 2015, our Board amended the program to authorize an additional $10.0 million to be used for such purchases. During 2015, we repurchased 1,671,687 shares of common stock for an aggregate purchase price of $15.0 million pursuant to the 2014 Repurchase Program. The 2014 Repurchase Program expired on December 31, 2015.

Repurchased shares were recorded under the cost method and are reflected as treasury stock in the accompanying Consolidated Balance Sheets. All repurchased shares were funded with cash on hand as well as proceeds from a term loan entered into in the second quarter (see Note 8 to our Consolidated Financial Statements).

Secondary Offering

In May 2014, we completed a secondary public offering of 5,750,000 shares of common stock at a price of $6.25 per share. All of the shares sold in the secondary public offering were sold by selling stockholders and we did not receive any proceeds from the offering. We incurred fees of approximately $0.5 million related to legal, accounting and other fees in connection with the secondary public offering, which is included in general and administrative expenses in our Consolidated Statement of Income and Comprehensive Income.

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

Term Loan and Credit Facility Borrowings

On May 9, 2016, we entered into the Term Loan Agreement, under which, we borrowed $50.0 million in aggregate principal amount pursuant to a five-year term loan. The borrowings under the Term Loan Agreement are secured by a lien on substantially all of our assets, including a pledge of the stock of certain of our wholly-owned subsidiaries.

On June 22, 2017, we entered into a First Amendment to Credit Agreement with Silicon Valley Bank as Administrative Agent and Lender and the other lenders party from time to time thereto (the “First Amendment”). The First Amendment amends the existing Term Loan Agreement by, among other things, modifying the consolidated leverage ratio covenant and the liquidity requirement related to capital stock repurchases. Upon effectiveness of the First Amendment, our total consolidated leverage ratio (calculated in accordance with the Term Loan Agreement) may not be greater than 2.50 to 1.00 until the quarter ending March 31, 2018, with stepdowns thereafter to a maximum ratio of 1.50 to 1.00 for quarters ending on or after March 31, 2020. In addition, the minimum liquidity requirement (calculated in accordance with the Term Loan Agreement) with respect to any capital stock repurchased using borrowings under the Term Loan Agreement was increased from $10.0 million to $15.0 million.

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

The Term Loan Agreement requires us to maintain compliance with certain covenants, including leverage and fixed charge coverage ratio covenants. At December 31, 2017, we were in compliance with all covenants under the Term Loan Agreement.

At our option, the Term Loan Agreement bears interest at either an annual rate of 1.50% plus the higher of (a) the Prime Rate in effect on such day and (b) the Federal Funds Effective Rate in effect on such day plus 0.50%, or the London Interbank Offered Rate (“LIBOR”) plus 2.50%. As of December 31, 2017, the applicable rate was 4.11%, representing LIBOR plus the applicable margin of 2.50%. Interest expense under the Term Loan Agreement was $1.4 million for the year ended December 31, 2017, which includes non-cash interest expense of $0.1 million related to the amortization of the deferred issuance costs.

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

We used the proceeds from the Term Loan to fund stock repurchases pursuant to the tender offer described above, and we also intend to use the remaining proceeds to fund repurchases under our June 2016 Repurchase Program (see Note 11 to our Consolidated Financial Statements), as well as for general corporate purposes. During 2017, we repaid principal of $6.3 million, reducing the carrying amount under the Term Loan Agreement to $32.2 million as of December 31, 2017.

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

Contractual Obligations and Commitments

As of December 31, 2017, our principal contractual commitments consist of obligations under leases for office space and borrowings under our Term Loan Agreement. The offices are leased under non-cancelable operating lease agreements that expire through 2029.

The following table sets forth our commitments to settle contractual obligations in cash as of December 31, 2017:

	Payments Due By Period (in thousands)
Contractual Obligations	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years
Term loan payable	$32,500	$10,000	$20,000	$2,500	$—
Operating leases	43,794	4,230	7,758	7,142	24,664
Total	$76,294	$14,230	$27,758	$9,642	$24,664

See Note 8 to our Consolidated Financial Statements for further information on our Term Loan Agreement, and Note 9 to our Consolidated Financial Statements for further information with respect to our operating leases.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 2 to our Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.

Forward Looking Statements

Certain information included in this Annual Report on Form 10-K may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included or referenced in this Annual Report on Form 10-K that address activities, events or developments which we expect will or may occur in the future are forward-looking statements, including statements regarding the intent, belief or current expectations of the Company and members of our management team. The words “will,” “believe,” “intend,” “expect,” “anticipate,” “project,” “estimate,” “predict” and similar expressions are also intended to identify forward-looking statements. Such statements may include those regarding guidance on our future financial results and other projections or measures of our future performance; our expectations concerning market opportunities and our ability to capitalize on them; and the amount and timing of the benefits expected from acquisitions, new products or services and other potential sources of additional revenues. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. These statements speak only as of the date of this Annual Report on Form 10-K and are based on our current plans and expectations, and they involve risks and uncertainties that could cause actual future events or results to be different than those described in or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those relating to: market acceptance of our products and services, including continued increased sales of our IT Deal Alert offerings and continued increased international growth; relationships with customers, strategic partners and employees; difficulties in integrating acquired businesses; changes in economic or regulatory conditions or other trends affecting the internet, internet marketing and advertising and IT industries; and other matters included in our filings with the Securities and Exchange Commission, including those detailed under Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K for the year ended December 31, 2017. Actual results may differ materially from those contemplated by the forward-looking statements. We undertake no obligation to update our forward-looking statements to reflect future events or circumstances.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

We currently have subsidiaries in the United Kingdom, Hong Kong, Australia, Singapore, Germany and France. Additionally, we have a wholly foreign-owned enterprise formed under the laws of the People's Republic of China (“PRC”), and a variable interest entity in Beijing, PRC. Approximately 28% of our revenues for the year ended December 31, 2017 were derived from customers with billing addresses outside of the United States and our foreign exchange gains/losses were not significant. We currently believe our exposure to foreign currency exchange rate fluctuations, including any impact of the United Kingdom’s decision to withdraw from the European Union (“Brexit”), is financially immaterial and therefore have not entered into foreign currency hedging transactions. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in the future. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Our continued international expansion increases our exposure to exchange rate fluctuations and as a result such fluctuations could have a significant impact on our future results of operations.

Interest Rate Risk

At December 31, 2017, we had cash, cash equivalents and investments totaling $34.1 million. These amounts were invested primarily in money market accounts and municipal bonds and, to a lesser extent, government agency bonds, U.S. Treasury securities and corporate bonds. The cash, cash equivalents and investments were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

Our exposure to market risk also relates to interest expense on borrowings under the Term Loan Agreement. At our option, the borrowings under the Term Loan Agreement bear interest at either an annual rate of 1.50% plus the higher of (a) the Prime Rate in effect on such day and (b) the Federal Funds Effective Rate in effect for such day plus 0.50%, or the London Interbank Offered Rate (“LIBOR”) plus 2.50% (see Note 8 to our Consolidated Financial Statements). At December 31, 2017, there was $32.5 million of aggregate principal outstanding under the Term Loan Agreement.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

TechTarget, Inc.

Newton, Massachusetts

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of TechTarget, Inc. (the “Company”) and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 12, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/BDO USA, LLP

We have served as the Company's auditor since 2011.

Boston, Massachusetts

March 12, 2018

TechTarget, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$25,966	$18,485
Short-term investments	7,650	10,988
Accounts receivable, net of allowance for doubtful accounts of $1,783 and $1,961 as of December 31, 2017 and 2016, respectively	29,601	22,551
Prepaid taxes	1,303	3,961
Prepaid expenses and other current assets	3,088	1,952
Total current assets	67,608	57,937
Property and equipment, net	9,786	9,232
Long-term investments	496	7,801
Goodwill	93,793	93,469
Intangible assets, net	506	601
Deferred tax assets	98	139
Other assets	882	898
Total assets	$173,169	$170,077
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,542	$2,100
Current portion of term loan	9,888	6,157
Accrued expenses and other current liabilities	3,343	2,792
Accrued compensation expenses	1,397	698
Income taxes payable	218	122
Deferred revenue	7,598	6,079
Total current liabilities	23,986	17,948
Long-term liabilities:
Long-term portion of term loan	22,339	32,286
Deferred rent	5,259	2,080
Deferred tax liabilities	838	200
Total liabilities	52,422	52,514
Commitments and contingencies (See Note 9)
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized; 53,338,297 shares issued and 27,483,115 shares outstanding at December 31, 2017; 52,601,284 shares issued and 27,495,539 shares outstanding at December 31, 2016	53	52
Treasury stock, 25,855,182 and 25,105,745 shares at December 31, 2017 and 2016, respectively, at cost	(170,816)	(162,731)
Additional paid-in capital	300,763	296,853
Accumulated other comprehensive income (loss)	65	(248)
Accumulated deficit	(9,318)	(16,363)
Total stockholders’ equity	120,747	117,563
Total liabilities and stockholders’ equity	$173,169	$170,077

See accompanying Notes to Consolidated Financial Statements.

TechTarget, Inc.

Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

	For the Years Ended December 31,
	2017	2016	2015
Revenues:
Online	$108,388	$101,827	$105,574
Events	168	4,798	6,252
Total revenues	108,556	106,625	111,826
Cost of revenues:
Online(1)	28,295	27,545	26,962
Events	41	2,672	2,941
Total cost of revenues	28,336	30,217	29,903
Gross profit	80,220	76,408	81,923
Operating expenses:
Selling and marketing(1)	44,747	44,316	43,722
Product development(1)	8,215	8,038	7,680
General and administrative(1)	12,212	12,370	12,987
Depreciation	4,467	4,084	3,982
Amortization of intangible assets	169	809	1,382
Total operating expenses	69,810	69,617	69,753
Operating income	10,410	6,791	12,170
Interest and other expense, net	(693)	(1,774)	(249)
Income before provision for income taxes	9,717	5,017	11,921
Provision for income taxes	2,914	2,598	4,735
Net income	$6,803	$2,419	$7,186
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments (net of tax (provision) benefit of $(7), $6, and $(0), respectively)	$13	$(10)	$1
Foreign currency translation adjustments	300	84	(236)
Other comprehensive income (loss)	313	74	(235)
Comprehensive income	$7,116	$2,493	$6,951
Net income per common share:
Basic	$0.25	$0.08	$0.22
Diluted	$0.24	$0.08	$0.21
Weighted average common shares outstanding:
Basic	27,550	29,954	32,963
Diluted	28,271	30,774	34,476

(1)	Amounts include stock-based compensation expense as follows:

Cost of online revenues	$43	$112	$84
Selling and marketing	4,120	4,119	3,530
Product development	112	159	111
General and administrative	2,637	2,462	2,899

See accompanying Notes to Consolidated Financial Statements.

TechTarget, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share data)

	Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Number of Shares	$0.001 Par Value	Number of Shares	Cost	Paid-In Capital	Comprehensive (Loss) Income	Accumulated Deficit	Stockholders’ Equity
Balance, December 31, 2014	49,587,137	$50	17,215,886	$(98,851)	$280,702	$(87)	$(25,968)	$155,846
Issuance of common stock from stock options and restricted stock units	1,223,528	1			2,801			2,802
Purchase of common stock through stock repurchase program			1,671,687	(15,098)				(15,098)
Shelf registration and other fees					(20)			(20)
Excess tax benefit — stock options					3,216			3,216
Stock-based compensation expense					6,624			6,624
Tax withholdings related to net share settlement of RSU’s					(1,705)			(1,705)
Shares issued in payment of accrued compensation	116,761				1,385			1,385
Unrealized gain on investments						1		1
Unrealized loss on foreign currency translation						(236)		(236)
Net income							7,186	7,186
Balance, December 31, 2015	50,927,426	51	18,887,573	(113,949)	293,003	(322)	(18,782)	160,001
Issuance of common stock from stock options and restricted stock units	1,673,858	1			4,191			4,192
Purchase of common stock through stock repurchase program			980,329	(7,988)				(7,988)
Purchase of common stock through tender offer (including $0.2 in related costs)			5,237,843	(40,794)				(40,794)
Excess tax benefit and shortfalls — stock options					(2,747)			(2,747)
Stock-based compensation expense					6,852			6,852
Tax withholdings related to net share settlement of RSU’s					(4,446)			(4,446)
Unrealized loss on investments (net of tax benefit of $6)						(10)		(10)
Unrealized loss on foreign currency translation						84		84
Net income							2,419	2,419
Balance, December 31, 2016	52,601,284	52	25,105,745	(162,731)	296,853	(248)	(16,363)	117,563
Issuance of common stock from stock options and restricted stock units	737,013	1			941			942
Purchase of common stock through stock repurchase program			749,437	(8,085)				(8,085)
Shelf registration and other fees					(3)			(3)
Stock-based compensation expense					6,912			6,912
Tax withholdings related to net share settlement of RSU’s					(3,940)			(3,940)
Unrealized loss on investments (net of tax provision of $7)						13		13
Unrealized gain on foreign currency translation						300		300
Reclassification for adoption of ASU 2016-09							242	242
Net income							6,803	6,803
Balance, December 31, 2017	53,338,297	$53	25,855,182	$(170,816)	$300,763	$65	$(9,318)	$120,747

See accompanying Notes to Consolidated Financial Statements.

TechTarget, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2017	2016	2015
Operating Activities:
Net income	$6,803	$2,419	$7,186
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,636	4,893	5,364
Provision for bad debt	806	894	805
Amortization of investment premiums	262	308	236
Stock-based compensation	6,912	6,852	6,624
Amortization of debt issuance costs	109	60	—
Deferred tax provision	895	1,125	1,748
Other non-cash	—	—	11
Changes in operating assets and liabilities:
Accounts receivable	(7,855)	3,107	(4,180)
Prepaid expenses and other current assets	(1,105)	343	(149)
Other assets	45	(52)	262
Accounts payable	(810)	299	(921)
Income taxes payable	2,744	722	(1,625)
Accrued expenses and other current liabilities	(157)	(987)	1,803
Accrued compensation expenses	670	40	(967)
Deferred revenue	1,519	(1,516)	654
Other liabilities	3,175	(162)	(2,372)
Net cash provided by operating activities	18,649	18,345	14,479

Investing activities:
Purchases of property and equipment, and other capitalized assets	(4,137)	(4,410)	(3,699)
Purchases of investments	(500)	(9,766)	(7,891)
Proceeds from sales and maturities of investments	10,900	10,560	6,657
Net cash provided by (used in) investing activities	6,263	(3,616)	(4,933)

Financing activities:
Tax withholdings related to net share settlements	(3,940)	(4,446)	(1,705)
Purchase of treasury shares and related costs	(8,085)	(7,988)	(15,098)
Purchase of shares through tender offer	—	(40,794)	—
Registration and other fees	(3)	—	(20)
Payment of earnout liabilities	—	(459)	—
Proceeds from exercise of stock options	942	4,192	2,802
Term loan proceeds	—	50,000	—
Debt issuance costs	(50)	(367)	—
Term loan principal payment	(6,250)	(11,250)	—
Net cash used in financing activities	(17,386)	(11,112)	(14,021)
Effect of exchange rate changes on cash and cash equivalents	(45)	85	(17)
Net increase (decrease) in cash and cash equivalents	7,481	3,702	(4,492)
Cash and cash equivalents at beginning of period	18,485	14,783	19,275
Cash and cash equivalents at end of period	$25,966	$18,485	$14,783

Supplemental disclosure of cash flow information:
Cash (received) paid for taxes, net	$(43)	$711	$5,369
Property and equipment included in accounts payable and in accrued expenses and other liabilities	$959	$—	$—

See accompanying Notes to Consolidated Financial Statements.

TechTarget, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2017, 2016, and 2015

(In thousands, except share and per share data, where otherwise noted or instances where expressed in millions)

1. Organization and Operations

TechTarget, Inc. and its subsidiaries (the “Company”) is a leading provider of specialized online content for buyers of enterprise information technology (“IT”) products and services, and a leading provider of purchase-intent marketing and sales services for enterprise technology vendors. The Company’s service offerings enable technology vendors to better identify, reach and influence corporate IT decision makers actively researching specific IT purchases. The Company improves vendors’ ability to impact these audiences for business growth using advanced targeting, analytics and data services complemented with customized marketing programs that integrate demand generation and brand advertising techniques. The Company operates a network of over 140 websites, each of which focuses on a specific IT sector such as storage, security or networking. IT and business professionals have become increasingly specialized, and they have come to rely on the Company’s sector-specific websites for purchasing decision support. The Company’s content platform enables IT and business professionals to navigate the complex and rapidly changing IT landscape where purchasing decisions can have significant financial and operational consequences. At critical stages of the purchase decision process, these content offerings through different channels meet IT and business professionals’ needs for expert, peer and IT vendor information and provide a platform on which IT vendors can launch targeted marketing campaigns which generate measurable return on investment. Based upon the logical clustering of members’ respective job responsibilities and the marketing focus of the products being promoted by the Company’s customers, the Company categorizes its content offerings to address the key market opportunities and audience extensions across a portfolio of distinct media groups: Security; Networking; Storage; Data Center and Virtualization Technologies; CIO/IT Strategy; Business Applications and Analytics; Application Architecture and Development; Channel; and TechnologyGuide.com.

2. Summary of Significant Accounting Policies

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these Notes to Consolidated Financial Statements.

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, TechTarget Securities Corporation (“TSC”), TechTarget Limited, TechTarget (HK) Limited (“TTGT HK”), TechTarget (Beijing) Information Technology Consulting Co. Ltd. (“TTGT Consulting”), TechTarget (Australia) Pty Ltd., TechTarget (Singapore) Pte Ltd., E-Magine Médias SAS (“LeMagIT”) and TechTarget Germany GmbH. TSC is a Massachusetts corporation. TechTarget Limited is a subsidiary doing business principally in the United Kingdom. TTGT HK is a subsidiary incorporated in Hong Kong in order to facilitate the Company’s activities in the Asia-Pacific region. Additionally, through its wholly-owned subsidiaries, TTGT HK and TTGT Consulting, the Company effectively controls a variable interest entity (“VIE”), Keji Wangtuo Information Technology Co., Ltd., (“KWIT”), which was incorporated under the laws of the People’s Republic of China (“PRC”). In 2018, TechTarget began modifying its PRC operations and consolidating its activities with other TechTarget locations. TechTarget (Australia) Pty Ltd. and TechTarget (Singapore) Pte Ltd. are the entities through which the Company does business in Australia and Singapore, respectively; LeMagIT and TechTarget Germany GmbH, both wholly-owned subsidiaries of TechTarget Limited, are entities through which the Company does business in France and Germany, respectively.

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

Reclassifications

The adoption of a recent accounting pronouncement, described in more detail in the Accounting Guidance Adopted in 2017 section below, resulted in the Company recording deferred tax assets of approximately $0.2 million with an offsetting entry to retained earnings, as well as a reclassification between Operating Activities and Financing Activities in the Consolidated Statements of Cash Flows of $0.2 million and $3.2 million for the years ended December 31, 2016 and 2015, respectively. There was no effect on the Consolidated Statements of Income and Comprehensive Income.

There were no reclassifications out of accumulated other comprehensive income in the years ended December 31, 2017, 2016, or 2015.

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

The majority of the Company’s online media sales involve multiple service and product offerings, which are described in more detail below. Because neither vendor-specific objective evidence of fair value nor third-party evidence of fair value exists for all elements in the Company’s bundled product offerings, the Company uses an estimated selling price which represents management's best estimate of the stand-alone selling price for each deliverable in an arrangement. The Company establishes best estimates considering multiple factors including, but not limited to, class of client, size of transaction, available media inventory, pricing strategies and market conditions. The Company believes the use of the best estimate of selling price allows revenue recognition in a manner consistent with the underlying economics of the transaction. The Company uses the relative selling price method to allocate consideration at the inception of the arrangement to each deliverable in a multiple element arrangement. The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of the deliverable's best estimate of selling price. Revenue is then recognized as delivery occurs. The Company typically offers standard 30 day cancellation terms under its agreements.

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

Online Offerings

IT Deal Alert™. This suite of products and services includes IT Deal Alert: Qualified Sales Opportunities™, which profiles specific in-progress purchase projects, IT Deal Alert: Priority Engine™, which is a subscription service powered by the Company’s Activity Intelligence™ platform that integrates into salesforce.com and delivers information to allow marketers and sales personnel to identify those accounts who are actively researching new technology purchases, IT Deal Alert: Deal Data™, which is a customized solution aimed at sales intelligence and data scientist functions that makes the Company’s Activity Intelligence data directly consumable by the customer’s internal applications, and IT Deal Alert: TechTarget Research™, which is a subscription product that sources proprietary information about purchase transactions from IT and business professionals who are making and have recently completed these purchases. Qualified Sales Opportunities revenue is recognized when the Qualified Sales Opportunity is delivered to the Company’s customer, Priority Engine revenue is recognized ratably over the duration of the service, Deal Data revenue is recognized upon delivery of the data to the Company’s customer, and Research revenue is recognized when the report is delivered.

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

Events

Revenue from vendor-sponsored events, whether sponsored exclusively by a single vendor or in a multi-vendor sponsored event, is recognized upon completion of the event in the period the event occurs. Historically, the majority of the Company’s events were free to qualified attendees and certain events were based on a paid attendee model, but the Company announced on February 14, 2017 that it would be phasing out its events product line. The Company recognizes revenue for paid attendee events upon completion of the event.

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

Goodwill and indefinite-lived intangible assets are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life are amortized over their estimated useful lives, which range from five to ten years, using methods of amortization that are expected to reflect the estimated pattern of economic use, and are reviewed for impairment when events or changes in circumstances suggest that the assets may not be recoverable. Consistent with the Company’s determination that it has a single reporting segment, it has been determined that there is a single reporting unit and goodwill is therefore tested for impairment at the entity level. The Company performs its annual test of impairment of goodwill as of December 31st of each year and whenever events or changes in circumstances suggest that the carrying amount may not be recoverable using the two-step process required by ASC 350, Intangibles – Goodwill and Other (“ASC 350”). The first step of the impairment test is to identify potential impairment by comparing the reporting unit’s fair value with its net book value (or carrying amount), including goodwill. The fair value is estimated based on a market value approach. If the fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is not performed. Whenever indicators of impairment become present, the Company would perform the second step and compare the implied fair value of the reporting unit’s goodwill, as defined by ASC 350, to its carrying value to determine the amount of the impairment loss, if any. As of December 31, 2017, there were no indications of impairment based on the step one analysis, and the Company’s estimated fair value exceeded its goodwill carrying value by a significant margin.

Based on the aforementioned evaluation, the Company believes that, as of the balance sheet date presented, none of the Company’s goodwill or other long-lived assets was impaired. The Company did not have any intangible assets with indefinite lives as of December 31, 2017 or 2016.

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

Below is a summary of the changes in the Company’s allowance for doubtful accounts for the years ended December 31, 2017, 2016, and 2015.

	Balance at Beginning of Year	Provision	Acquired in Business Combinations	Write-offs, Net of Recoveries	Balance at End of Year
Year ended December 31, 2015	$1,014	$805	—	$(104)	$1,715
Year ended December 31, 2016	$1,715	$894	—	$(648)	$1,961
Year ended December 31, 2017	$1,961	$806	—	$(984)	$1,783

Property and Equipment and Other Capitalized Assets

Property and equipment and other capitalized assets are stated at cost. Property and equipment acquired through acquisitions of businesses are initially recorded at fair value. Depreciation is calculated on the straight-line method based on the month the asset is placed in service over the following estimated useful lives:

Estimated Useful Life
Furniture and fixtures	5 - 10 years
Computer equipment and software	3 years
Internal-use software and website development costs	3 - 5 years
Leasehold improvements	Shorter of useful life or remaining duration of lease

Property and equipment and other capitalized assets consist of the following:

	As of December 31,
	2017	2016
Furniture and fixtures	$1,554	$988
Computer equipment and software	3,863	3,722
Leasehold improvements	2,887	2,050
Internal-use software and website development costs	26,702	23,782
	35,006	30,542
Less: accumulated depreciation and amortization	(25,220)	(21,310)
	$9,786	$9,232

Depreciation expense was $4.5 million, $4.1 million, and $4.0 million for the years ended December 31, 2017, 2016, and 2015, respectively. Repairs and maintenance charges that do not increase the useful life of the assets are charged to operations as incurred. The Company wrote off approximately $0.6 million, $1.1 million, and $1.3 million of fully depreciated assets that were no longer in service during 2017, 2016, and 2015, respectively.

Depreciation expense is classified as a component of operating expense in the Company’s results of operations.

Internal-Use Software and Website Development Costs

The Company capitalizes costs incurred during the development of its website applications and infrastructure as well as certain costs relating to internal-use software. The Company begins to capitalize costs to develop software and website applications when planning stage efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. Judgment is required in determining the point at which various projects enter the state at which costs may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized, which is generally four years. To the extent that the Company changes the manner in which it develops and tests new features and functionalities related to its websites, assesses the ongoing value of capitalized assets, or determines the estimated useful lives over which the costs are amortized, the amount of website development costs it capitalizes and amortizes in future periods would be impacted. The estimated useful life of costs capitalized is evaluated for each specific project. Capitalized internal-use software and website development costs are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized only if the carrying amount of the asset is not recoverable and exceeds its fair value. The Company capitalized internal-use software and website development costs of $2.9 million, $2.8 million, and $2.9 million for the years ended December 31, 2017, 2016, and 2015, respectively.

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

At December 31, 2017, one customer represented 10% of total accounts receivable. No single customer represented 10% or more of total accounts receivable at December 31, 2016. No single customer accounted for 10% or more of total revenues in the years ended December 31, 2017, 2016, or 2015.

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

Stock-Based Compensation

The Company has stock-based employee compensation plans which are more fully described in Note 10. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized in the Consolidated Statement of Income and Comprehensive Income using the straight-line method over the vesting period of the award. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock option awards.

Comprehensive Income

Comprehensive income includes all changes in equity during a period, except those resulting from investments by stockholders and distributions to stockholders. The Company's comprehensive income includes changes in the fair value of the Company’s unrealized gains on available for sale securities and foreign currency translation adjustments.

There were no reclassifications out of accumulated other comprehensive income in the periods ended December 31, 2017, 2016, or 2015.

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

Net Income Per Share

Basic earnings per share is computed based on the weighted average number of common shares and vested restricted stock units outstanding during the period. Because the holders of unvested restricted stock units do not have nonforfeitable rights to dividends or dividend equivalents, the Company does not consider these restricted stock units to be participating securities that should be included in its computation of earnings per share under the two-class method. Diluted earnings per share is computed using the weighted average number of common shares and vested, undelivered restricted stock units outstanding during the period, plus the dilutive effect of potential future issuances of common stock relating to stock option and restricted stock unit programs using the treasury stock method. In calculating diluted earnings per share, the dilutive effect of stock options and restricted stock units is computed using the average market price for the respective period. In addition, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense  of stock options and restricted stock units that are in-the-money. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of stock options and restricted stock units.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows:

	For the Years Ended December 31,
	2017	2016	2015
Numerator:
Net income	$6,803	$2,419	$7,186
Denominator:
Basic:
Weighted average shares of common stock and vested, undelivered restricted stock units outstanding	27,550,044	29,953,798	32,963,185
Diluted:
Weighted average shares of common stock and vested, undelivered restricted stock units outstanding	27,550,044	29,953,798	32,963,185
Effect of potentially dilutive shares	721,340	819,734	1,512,620
Total weighted average shares of common stock and vested, undelivered restricted stock units outstanding and potentially dilutive shares	28,271,384	30,773,532	34,475,805
Calculation of Net Income Per Common Share:
Basic:
Net income applicable to common stockholders	$6,803	$2,419	$7,186
Weighted average shares of stock outstanding	27,550,044	29,953,798	32,963,185
Net income per common share	$0.25	$0.08	$0.22
Diluted:
Net income applicable to common stockholders	$6,803	$2,419	$7,186
Weighted average shares of stock outstanding	28,271,384	30,773,532	34,475,805
Net income per common share(1)	$0.24	$0.08	$0.21

(1)

In calculating diluted earnings per share, 0.7 million, 1.3 million, and 1.1 million shares related to outstanding stock options and unvested, undelivered restricted stock units were excluded for the years ended December 31, 2017, 2016, and 2015, respectively, because they were anti-dilutive.

Recent Accounting Pronouncements

Accounting Guidance Adopted in 2017

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the Consolidated Statements of Cash Flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted the provisions of the new standard on January 1, 2017. Implementing the new pronouncement resulted in the Company recognizing tax benefits and tax deficiencies related to stock compensation deductions as a component of the provision for income tax expense in the reporting period in which they occur. Additionally, the company has applied the modified retrospective adoption approach, which resulted in the Company recording deferred tax assets of approximately $0.2 million with an offsetting entry to retained earnings. ASU 2016-09 also requires the presentation of excess tax benefit from stock options as an operating activity on the Consolidated Statements of Cash Flows instead of as a financing activity, which resulted in a reclassification of $0.2 million and $3.2 million in the Consolidated Statement of Cash Flows for the years ended December 31, 2016 and 2015, respectively.

Accounting Guidance Not Yet Adopted as of December 31, 2017

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

The standard may be applied retrospectively to each prior period presented, or using the modified retrospective approach, with the cumulative effect recognized as of the date of initial application. The Company will adopt the standard effective January 1, 2018, using the modified retrospective approach. The Company does not anticipate any material changes as a result of adopting the standard.  The Company will complete the remainder of its evaluation during the first quarter of fiscal 2018.

The Company is also evaluating the impact the standard will have on its disclosures, which will be much more extensive under the new standard, and is implementing changes to its current policies, practices, and internal controls over financial reporting to address the requirements of the standard.

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

3. Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, short-term and long-term investments and contingent consideration. The fair value of these financial assets and liabilities was determined based on three levels of input as follows:

•	Level 1. Quoted prices in active markets for identical assets and liabilities;
•	Level 2. Observable inputs other than quoted prices in active markets; and
•	Level 3. Unobservable inputs.

The fair value hierarchy of the Company’s financial assets and liabilities carried at fair value and measured on a recurring basis is as follows:

		Fair Value Measurements at Reporting Date Using
	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$7,155	$7,155	$—	$—
Short-term investments(2)	7,650	—	7,650	—
Long-term investments(2)	496	—	496	—
Total assets	$15,301	$7,155	$8,146	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$4,301	$4,301	$—	$—
Short-term investments(2)	10,988	—	10,988	—
Long-term investments(2)	7,801	—	7,801	—
Total assets	$23,090	$4,301	$18,789	$—

(1)	Included in cash and cash equivalents on the accompanying consolidated balance sheets; valued at quoted market prices in active markets.
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

5. Cash, Cash Equivalents and Investments

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less at date of purchase. Cash equivalents are carried at cost, which approximates their fair market value. Cash and cash equivalents consisted of the following:

	As of December 31,
	2017	2016
Cash	$18,811	$14,184
Money market funds	7,155	4,301
Total cash and cash equivalents	$25,966	$18,485

The Company’s short-term and long-term investments are accounted for as available for sale securities. These investments are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive loss, a component of stockholders’ equity, net of tax. The cumulative unrealized loss, net of taxes, was $17, $30 and $19 as of December 31, 2017, 2016, and 2015, respectively. Realized gains and losses on the sale of these investments are determined using the specific identification method. There were no realized gains or losses in 2017, 2016, or 2015.

Short-term and long-term investments consisted of the following:

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term and long-term investments:
U.S. Treasury securities	$1,499	$—	$(6)	$1,493
Government agency bonds	1,003	—	(4)	$999
Municipal bonds	4,169	—	(14)	$4,155
Corporate bonds	1,502	—	(3)	$1,499
Total short-term and long-term investments	$8,173	$—	$(27)	$8,146

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term and long-term investments:
U.S. Treasury securities	$1,998	$—	$(1)	$1,997
Government agency bonds	5,012	1	(2)	5,011
Municipal bonds	9,817	—	(42)	9,775
Corporate bonds	2,009	—	(3)	2,006
Total short-term and long-term investments	$18,836	$1	$(48)	$18,789

The Company had 15 debt securities in an unrealized loss position at December 31, 2017. All of these securities have been in such a position for no more than seventeen months. The unrealized loss on those securities was approximately $27 and the fair value was $8.1 million. At December 31, 2016, the Company had 21 debt securities in an unrealized loss position, and the unrealized loss on those securities was approximately $48 and the fair value was $13.8 million at that date. The Company uses specific identification when reviewing these investments for impairment. Because the Company does not intend to sell the investments that are in an unrealized loss position and it is not likely that the Company will be required to sell any investments before recovery of their cost basis, the Company does not consider those investments with an unrealized loss to be other-than-temporarily impaired at December 31, 2017.

Municipal, government agency, and corporate bonds have contractual maturity dates that range from January 2018 to January 2019. All income generated from these investments is recorded as interest income.

6. Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2017 and 2016 are as follows:

	As of December 31,
	2017	2016
Balance as of beginning of year	$93,469	$93,701
Effect of exchange rate changes	324	(232)
Balance as of end of year	$93,793	$93,469

7. Intangible Assets

The following table summarizes the Company’s intangible assets, net:

		As of December 31, 2017
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer, affiliate and advertiser relationships	5	$6,938	$(6,938)	$—
Developed websites, technology and patents	10	1,342	(907)	435
Trademark, trade name and domain name	8	1,802	(1,731)	71
Proprietary user information database and internet traffic	5	1,202	(1,202)	—
Total intangible assets		$11,284	$(10,778)	$506

		As of December 31, 2016
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer, affiliate and advertiser relationships	5-9	$6,826	$(6,807)	$19
Developed websites, technology and patents	10	1,178	(705)	473
Trademark, trade name and domain name	5-8	1,749	(1,664)	85
Proprietary user information database and internet traffic	5	1,146	(1,122)	24
Total intangible assets		$10,899	$(10,298)	$601

Intangible assets are amortized over their estimated useful lives, which range from five to ten years, using methods of amortization that are expected to reflect the estimated pattern of economic use. The remaining amortization expense will be recognized over a weighted average period of approximately 3.07 years. Amortization expense was $0.2 million, $0.8 million, and $1.4 million for the years ended December 31, 2017, 2016, and 2015, respectively. Amortization expense is recorded within operating expenses as the intangible assets consist of customer-related assets and website traffic that the Company considers to be in support of selling and marketing activities. The Company did not write off any intangible assets in 2017. The Company wrote off $0.1 million of fully amortized intangible assets in 2016.

The Company expects amortization expense of intangible assets to be as follows:

Years Ending December 31:	Amortization Expense
2018	111
2019	93
2020	79
2021	96
2022	127
$506

8. Term Loan Agreement and Prior Credit Agreement

On May 9, 2016, the Company entered into a Senior Secured Credit Facilities Credit Agreement for a term loan (the “Term Loan Agreement”). Under the Term Loan Agreement, the Company borrowed and received $50.0 million in aggregate principal amount pursuant to a five-year term loan (the “Term Loan”). The borrowings under the Term Loan Agreement are secured by a lien on substantially all of the assets of the Company, including a pledge of the stock of certain of its wholly-owned subsidiaries.

On June 22, 2017, the Company entered into a First Amendment to the Term Loan Agreement (the “First Amendment”). The First Amendment amended the existing Term Loan Agreement by, among other things, modifying the consolidated leverage ratio covenant and the liquidity requirement related to capital stock repurchases. Upon effectiveness of the First Amendment, the Company’s total consolidated leverage ratio (calculated in accordance with the Term Loan Agreement) could not be greater than 2.50 to 1.00 until the quarter ending March 31, 2018, with stepdowns thereafter to a maximum ratio of 1.50 to 1.00 for quarters ending on or after March 31, 2020. In addition, the minimum liquidity requirement (calculated in accordance with the Term Loan Agreement) with respect to any capital stock repurchased using borrowings under the Term Loan Agreement was increased from $10.0 million to $15.0 million.

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

Expected future installment payments on the principal by year and amounts included in the Company’s Consolidated Balance Sheet as of December 31, 2017 related to the Term Loan Agreement are as follows:

Years Ending December 31:
2018	10,000
2019	10,000
2020	10,000
2021	2,500
2022	—
Total principal on term loan	32,500
Unamortized debt issuance costs	(273)
Carrying amount of term loan	32,227
Less: current portion of term loan, net of $112 in unamortized debt issuance costs	(9,888)
Long-term portion of term loan, net of $161 in unamortized debt issuance costs	$22,339

The Term Loan Agreement requires the Company to maintain compliance with certain covenants, including leverage and fixed charge coverage ratio covenants. At December 31, 2017, the Company was in compliance with all covenants under the Term Loan Agreement.

At the Company’s option, the Term Loan Agreement bears interest at either an annual rate of 1.50% plus the higher of (a) the Prime Rate in effect on such day and (b) the Federal Funds Effective Rate in effect on such day plus 0.50%, or the London Interbank Offered Rate (“LIBOR”) plus 2.50%. The applicable interest rate was 4.11% at December 31, 2017, representing LIBOR plus the applicable margin of 2.50%. Interest expense under the Term Loan Agreement was $1.4 million and $1.1 million in 2017 and 2016, respectively, which includes non-cash interest expense of $0.1 million and $60 in 2017 and 2016, respectively, related to the amortization of deferred issuance costs. During 2017, the Company made principal payments totaling $6.3 million. During 2016, the Company made principal payments totaling $11.3 million which included a $10.0 million pre-payment in excess of the contractual amounts due.

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

9. Commitments and Contingencies

Operating Leases

The Company conducts its operations in leased office facilities under various noncancelable operating lease agreements that expire through December 2029.

On October 26, 2017, the Company and Hines Global REIT Riverside Center, LLC (“Hines”) entered into a Third Amendment (the “Third Amendment”) to the lease agreement for office space in Newton, Massachusetts, dated as of August 4, 2009, by and between the Company and MA-Riverside Project, L.L.C. (predecessor-in-interest to Hines) as amended (the “Newton Lease”). The Third Amendment extends the lease term to December 31, 2029 and preserves the Company’s option to extend the term for an additional five-year period subject to certain terms and conditions set forth in the Newton Lease. The Third Amendment reduces the rentable space from approximately 110,000 square feet to approximately 74,000 square feet effective January 1, 2018 and provides the Company with a one-time cash allowance of up to $3.3 million, which may be used by the Company for any purpose. Beginning on January 1, 2018, base monthly rent under the Third Amendment will be $0.3 million. The base rent will increase biennially at a rate averaging approximately 1% per year, beginning on January 1, 2020. The Company remains responsible for certain other costs under the Third Amendment, including operating expense and taxes.

The Newton Lease contains rent concessions, which the Company is receiving over the life of the Newton Lease. Certain of the Company’s operating leases include lease incentives and escalating payment amounts and are renewable for varying periods. The Company is recognizing the related rent expense on a straight-line basis over the term of each lease, taking into account the lease incentives and escalating lease payments. Total rent expense under the Company’s leases was approximately $4.5 million, $4.4 million, and $3.9 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Future minimum lease payments under the Company’s noncancelable operating leases at December 31, 2017 are as follows:

Years Ending December 31:	Minimum Lease Payments
2018	4,230
2019	4,118
2020	3,640
2021	3,745
2022	3,397
Thereafter	24,664
$43,794

Litigation

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At December 31, 2017 and 2016, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

10. Stock-Based Compensation

Stock Option and Incentive Plans

In September 1999, the Company approved a stock option plan (the “1999 Plan”) that provided for the issuance of shares of common stock incentives. The 1999 Plan provided for the granting of incentive stock options (“ISOs”), nonqualified stock options (“NSOs”), and stock grants. These incentives were offered to the Company’s employees, officers, directors, consultants, and advisors. Each option is exercisable at such times and subject to such terms as determined by the Company’s Board of Directors (the “Board”); grants generally vest over a four-year period, and expire no later than ten years after the grant date.

In April 2007, the Board approved the 2007 Stock Option and Incentive Plan (the “2007 Plan”), which was approved by the stockholders of the Company and became effective upon the consummation of the Company’s IPO in May 2007. Effective upon the consummation of the IPO, no further awards were made pursuant to the 1999 Plan, but any outstanding awards under the 1999 Plan remain in effect and continue to be subject to the terms of the 1999 Plan. The 2007 Plan allows the Company to grant ISOs, NSOs, stock appreciation rights, deferred stock awards, restricted stock units and other awards. Under the 2007 Plan, stock options could not be granted at less than fair market value on the date of grant, and grants generally vest over a three to four-year period. Stock options granted under the 2007 Plan expire no later than ten years after the grant date. Additionally, beginning with awards made in August 2015, the Company had the option to direct a net issuance of shares for satisfaction of tax liability with respect to vesting of awards and delivery of shares. Prior to August 2015, this choice of settlement method was solely at the discretion of the award recipient.

At the inception of the plan, the Company reserved for issuance an aggregate of 2,911,667 shares of common stock under the 2007 Plan, which expired in May 2017. The 2007 Plan was subject to an automatic annual increase of shares on January 1 of each year, beginning on January 1, 2008, equal to the lesser of (a) 2% of the outstanding number of shares of common stock (on a fully-diluted basis) on the immediately preceding December 31 and (b) such lower number of shares as may be determined by the compensation committee of the Board. The number of shares available for issuance under the 2007 Plan was subject to adjustment in the event of a stock split, stock dividend or other change in capitalization. Additionally, shares that were subject to stock options that returned to the 1999 Plan as a result of their expiration, cancellation, or termination were automatically made available for issuance under the 2007 Plan. Approximately 8,224,334 shares were added to the 2007 Plan in accordance with the automatic annual increase and 1999 Plan return provisions. No new awards may be granted under the 2007 Plan; however, the shares of common stock remaining in the 2007 Plan are available for issuance in connection with previously awarded grants under the 2007 Plan. There are 1,171,840 shares of common stock, including 93,750 vested restricted stock units, that remain subject to outstanding stock grants under the 2007 Plan as of December 31, 2017.

In March 2017, the Board approved the 2017 Stock Option and Incentive Plan (the “2017 Plan”), which was approved by the stockholders of the Company at the 2017 Annual Meeting and became effective June 16, 2017. The 2017 Plan replaces the Company’s 2007 Plan. On that date, approximately 3,000,000 shares of Common Stock were reserved for issuance under the 2017 Plan and, generally, shares that are forfeited or canceled from awards under the 2017 Plan also will be available for future awards. Under the

2017 Plan, the Company may grant restricted stock and restricted stock units, non-qualified stock options, stock appreciation rights, performance awards, and other stock-based and cash-based awards. Grants generally vest in equal tranches over a three-year period. Stock options granted under the 2017 Plan expire no later than ten years after the grant date. Shares of stock issued pursuant to restricted stock awards are restricted in that they are not transferable until they vest. Stock underlying awards of restricted stock units are not issued until the units vest. Non-qualified stock options cannot be exercised until they vest. Under the 2017 Plan, all stock options and stock appreciation rights must be granted with an exercise price that is at least equal to the fair market value of the stock on the date of grant. The 2017 Plan broadly prohibits the repricing of options and stock appreciation rights without stockholder approval and requires that no dividends or dividend equivalents be paid with respect to options or stock appreciation rights. The 2017 Plan further provides that, in the event any dividends or dividend equivalents are declared with respect to restricted stock, restricted stock units, other stock-based awards and performance awards (referred to as “full-value awards”), they would be subject to the same vesting and forfeiture provisions as the underlying award. There is a total of 680,000 shares of common stock that remain subject to outstanding stock grants under the 2017 Plan as of December 31, 2017.

Accounting for Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The Company calculated the fair values of the options granted using the following estimated weighted-average assumptions:

	Years Ended December 31,
	2017	2016	2015
Expected volatility	43%	46%	47%
Expected term	6 years	6 years	6 years
Risk-free interest rate	1.87%	1.90%	1.67%
Expected dividend yield	—%	—%	—%
Weighted-average grant date fair value per share	$4.61	$3.91	$3.72

The expected volatility of options granted has been determined using a weighted average of the historical volatility of the Company’s stock for a period equal to the expected life of the option. The expected life of options has been determined utilizing the “simplified” method. The risk-free interest rate is based on a zero coupon U.S. treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero. The Company applied an estimated annual forfeiture rate based on historical averages in determining the expense recorded in each period.

A summary of the stock option activity under the Company’s stock option plans for the year ended December 31, 2017 is presented below:

	Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2016	861,380	$9.42
Granted	20,000	10.33
Exercised	(169,276)	5.56
Forfeited	—	—
Canceled	(368,014)	14.06
Options outstanding at December 31, 2017	344,090	$6.41	3.09	$2,585
Options exercisable at December 31, 2017	324,090	$6.16	2.69	$2,514
Options vested or expected to vest at December 31, 2017	342,130	$6.39	3.05	$2,578

During the years ended December 31, 2017, 2016, and 2015, the total intrinsic value of options exercised (i.e. the difference between the market price of the underlying stock at exercise and the price paid by the employee to exercise the options) was $0.9 million, $1.9 million, and $1.7 million, respectively, and the total amount of cash received by the Company from exercise of these options was $0.9 million, $4.2 million, and $2.8 million, respectively.

Restricted Stock Unit Awards

Restricted stock unit awards are valued at the market price of a share of the Company’s common stock on the date of the grant. A summary of the restricted stock unit award activity under the Company’s plans for the year ended December 31, 2017 is presented below:

	Shares	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Nonvested outstanding at December 31, 2016	1,640,790	$8.54
Granted	676,217	9.93
Vested	(866,007)	8.20
Forfeited	(37,000)	9.88
Nonvested outstanding at December 31, 2017	1,414,000	$9.37	$19,683

The total grant-date fair value of restricted stock unit awards that vested during the years ended December 31, 2017, 2016, and 2015 was $7.1 million, $7.4 million, and $7.2 million, respectively.

As of December 31, 2017, there was $11.1 million of total unrecognized compensation expense related to stock options and restricted stock units, which is expected to be recognized over a weighted average period of 1.9 years.

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

Common Stock Repurchase Programs

In June 2016, the Company announced that the Board had authorized a $20.0 million stock repurchase program (the “June 2016 Repurchase Program”), whereby the Company was authorized to repurchase the Company’s common stock from time to time on the open market or in privately negotiated transactions at prices and in the manner that may be determined by the Board. Pursuant to the June 2016 Repurchase Program, the Company repurchased 749,437 and 980,329 shares of common stock for an aggregate purchase price of $8.1 million and $8.0 million in 2017 and 2016, respectively. On May 5, 2017, the Board reauthorized the June 2016 Repurchase Program to allow the Company to use the remaining balance of the unused authorization under such program after its original expiration date in June 2017. The reauthorized program allows the Company to repurchase its common stock from time to time on the open market or in privately negotiated transactions at prices and in the manner that may be determined by management. The reauthorized program does not expire and may be suspended at any time. For all or a portion of the authorized repurchase amount, the Company may enter into one or more plans that are compliant with Rule 10b5-1 of the Securities Exchange Act of 1934 that are designed to facilitate these purchases. As of December 31, 2017, the Company had $4.0 million remaining for purchases under the stock repurchase plan.

In February 2016, the Company announced that the Board had authorized a $20.0 million stock repurchase program (the “February 2016 Repurchase Program”), whereby the Company was authorized to repurchase the Company’s common stock from time to time on the open market or in privately negotiated transactions. The February 2016 Repurchase Program was canceled on May 3, 2016 in connection with the Tender Offer noted above. The Company did not repurchase any shares of common stock pursuant to the February 2016 Repurchase Program.

In August 2014, the Company announced that the Board had authorized a $20.0 million stock repurchase program (the “2014 Repurchase Program”), whereby the Company was authorized to repurchase the Company’s common stock from time to time on the open market or in privately negotiated transactions. In May 2015, the Board amended the program to authorize an additional $10.0 million to be used for such purchases. During 2015, the Company repurchased 1,671,687 shares of common stock for an aggregate purchase price of $15.0 million pursuant to the 2014 Repurchase Program. The 2014 Repurchase Program expired on December 31, 2015.

Repurchased shares are recorded under the cost method and are reflected as treasury stock in the accompanying Consolidated Balance Sheets. All repurchased shares were funded with cash on hand or proceeds from the Term Loan Agreement (see Note 8).

Reserved Common Stock

As of December 31, 2017, the Company has reserved 8,584,689 shares of common stock for use in settling outstanding options and unvested restricted stock units that have not been issued, as well as future awards available for grant under the 2017 Plan.

12. Income Taxes

Income before provision for income taxes was as follows:

	Years Ended December 31,
	2017	2016	2015
U.S.	$9,435	$3,351	$11,040
Foreign	282	1,666	881
Income before income taxes	$9,717	$5,017	11,921

The income tax provision for the years ended December 31, 2017, 2016, and 2015 consisted of the following:

	Years Ended December 31,
	2017	2016	2015
Current:
Federal	$1,543	$1,627	$2,500
State	419	(569)	167
Foreign	57	415	320
Total current	2,019	1,473	2,987
Deferred:
Federal	598	1,592	796
State	382	(21)	796
Foreign	(85)	(446)	156
Total deferred	895	1,125	1,748
	$2,914	$2,598	$4,735

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“the Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017 and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. We have calculated our best estimate of the impact of the Act in our year end income tax provision in accordance with our understanding of the Act and guidance available as of the date of this filing and as a result have recorded $0.4 million as additional income tax benefit in the fourth quarter of 2017, the period in which the legislation was enacted. The amount related to the remeasurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future, was a benefit of $0.4 million. The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was $45 thousand, based on cumulative foreign earnings net of deficits of $0.9 million.

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, the Company has determined that the $45 thousand of current tax expense recorded in connection with the transition tax on the mandatory deemed repatriation of foreign earnings was a provisional amount and a reasonable estimate at December 31, 2017. Additional investigation is necessary to do a more detailed analysis of historical foreign earnings as well as potential correlative adjustments. Any subsequent adjustment to the amount will be recorded to current tax expense in the quarter of 2018 when the analysis is complete.

The income tax provision for the years ended December 31, 2017, 2016, and 2015 differs from the amounts computed by applying the statutory federal income tax rate to the consolidated income before provision for income taxes as follows:

	Years Ended December 31,
	2017	2016	2015
Provision computed at statutory rate	$3,401	$1,757	$4,172
Increase resulting from:
Difference in rates for foreign jurisdictions	37	(146)	(181)
Tax exempt interest income	(12)	(21)	(6)
Stock-based compensation	(304)	315	(430)
Other non-deductible expenses	(101)	67	14
Non-deductible officers compensation	447	738	408
State income tax provision	653	(380)	573
Losses not benefitted	4	1	9
Subsidiary earnings taxed in the US	127	253	—
True-up of prior year returns	(161)	11	197
Research and development credit	(801)	—	—
Tax Cuts and Jobs Act of 2017	(376)	—	—
Other	—	3	(21)
Provision for income taxes	$2,914	$2,598	$4,735

Significant components of the Company’s net deferred tax assets and liabilities are as follows:

	As of December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$166	$308
Deferred revenue	187	187
Accruals and allowances	972	1,721
Stock-based compensation	815	1,656
Deferred rent expense	1,327	809
Other	4	—
Gross deferred tax assets	3,471	4,681
Less valuation allowance	(352)	(443)
Total deferred tax assets	3,119	4,238
Deferred tax liabilities:
Intangible asset amortization	(2,036)	(1,865)
Depreciation	(1,823)	(2,434)
Total deferred tax liabilities	(3,859)	(4,299)
Net deferred tax liabilities	$(740)	$(61)
As reported:
Non-current deferred tax assets	$98	$139
Non-current deferred tax liabilities	$(838)	$200

In evaluating the ability to realize the net deferred tax liability, the Company considers all available evidence, both positive and negative, including past operating results, the existence of cumulative losses in the most recent fiscal years, tax planning strategies that are prudent and feasible, and forecasts of future taxable income. In considering sources of future taxable income, the Company makes certain assumptions and judgments which are based on the plans and estimates used to manage the underlying business of the Company. Changes in the Company’s assumptions and estimates, as well as changes in tax rates, may materially impact income tax expense for the period. The Company remeasured deferred assets and liabilities at the applicable tax rate of 21% in accordance with the Act. The remeasurement resulted in a net decrease in these assets and liabilities of $0.4 million.

The deferred tax assets relating to the foreign net operating losses (“NOLs”) are fully offset by a valuation allowance. The valuation allowance of $0.4 million at each of December 31, 2017 and 2016 relates primarily to foreign NOLs that the Company determined were not more likely than not to be realized based on projections of future taxable income in China and Hong Kong. The valuation allowance decreased by $91, $85, and $686 during the years ended December 31, 2017, 2016, and 2015, respectively. To the extent realization of the deferred tax assets for foreign NOLs becomes more likely than not, recognition of these acquired tax benefits would reduce income tax expense. As of December 31, 2017, the Company had a foreign NOL carryforward of approximately $0.7 million, which may be used to offset future taxable income in foreign jurisdictions until they expire at various dates through 2022.

The Company considers the excess of its financial reporting over its tax basis in its investment in foreign subsidiaries essentially permanent in duration and as such has not recognized a deferred tax liability related to this difference.

The Company had no unrecognized tax benefits at December 31, 2017. It is not expected that the amount of unrecognized tax benefits will change significantly within the next twelve months.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2017, 2016, and 2015 is as follows:

	2017	2016	2015
Balance at beginning of year	$—	$184	$672
Reductions due to amnesty and settlement	—	(188)	(160)
Payments	—	—	(336)
Gross increases related to positions taken in prior periods	—	4	8
Balance at end of year	$—	$—	$184

The Company files income tax returns in the U.S. and in foreign jurisdictions. Generally, the Company is no longer subject to U.S., state, local and foreign income tax examinations by tax authorities in its major jurisdictions for years before 2014, except to the extent of NOL and tax credit carryforwards from those years. Major taxing jurisdictions include the U.S., both federal and state. As of December 31, 2017, the Company also had foreign NOL carryforwards of $0.7 million, which may be used to offset future taxable income in foreign jurisdictions until they expire at various dates through 2022. The deferred tax assets related to the foreign NOL carryforwards have been fully offset by a valuation allowance.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $5.7 million as of December 31, 2017. The Company has not provided any additional federal or state income taxes or foreign withholding taxes on the undistributed earnings as such earnings have been indefinitely reinvested in the business. Due to the various methods by which such earnings could be repatriated in the future, the amount of taxes attributable to the undistributed earnings is not practicably determinable.

13. Segment Information

The Company views its operations and manages its business as one operating segment based on factors such as how the Company manages its operations and how its executive management team reviews results and makes decisions on how to allocate resources and assess performance.

Geographic Data

Net sales to unaffiliated customers by geographic area were as follows:

	Years Ended December 31,
	2017	2016	2015
United States	$77,982	$79,535	$85,284
United Kingdom	$12,544	$9,944	$10,999
Other International	18,030	17,146	15,543
Total	$108,556	$106,625	$111,826

Long-lived assets by geographic area were as follows:

	Years Ended December 31,
	2017	2016
U.S.	$98,683	$98,330
International	5,402	4,972
Total	$104,085	$103,302

Net sales to unaffiliated customers by geographic area are based on the customers’ current billing addresses, and does not consider the geo-targeted (target audience) location of the campaign. Long-lived assets are comprised of property and equipment, net; goodwill; and intangible assets, net. No single country outside of the U.S. accounted for 10% or more of the Company’s long-lived assets during either of these periods.

14. 401(k) Plan

The Company maintains a 401(k) retirement savings plan (the “Plan”) whereby employees may elect to defer a portion of their salary and contribute the deferred portion to the Plan. The Company contributes an amount equal to 50% of the employee’s contribution to the Plan, up to an annual limit of $2 thousand. The Company contributed $0.9 million to the Plan for each of the years ended December 31, 2017, 2016, and 2015. Employee contributions and the Company’s matching contributions are invested in one or more collective investment funds at the participant’s direction. The Company’s matching contributions vest 25% annually and are 100% vested after four consecutive years of service.

15. Quarterly Financial Data (unaudited)

	For the Three Months Ended
	2017				2016
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Total revenues	$23,577	$26,664	$28,012	$30,303	$25,031	$29,174	$25,750	$26,670
Total cost of revenues	6,936	7,085	6,951	7,364	7,193	7,604	7,612	7,808
Total gross profit	16,641	19,579	21,061	22,939	17,838	21,570	18,138	18,862
Total operating expenses	16,823	17,094	18,174	17,719	17,600	17,266	17,589	17,162
Operating income	(182)	2,485	2,887	5,220	238	4,304	549	1,700
Net income (loss)	$(29)	$1,361	$2,074	$3,397	$(48)	$2,399	$(22)	$90
Net income (loss) per common share:
Basic	$(0.00)	$0.05	$0.08	$0.12	$(0.00)	$0.08	$(0.00)	$0.00
Diluted	$(0.00)	$0.05	$0.07	$0.12	$(0.00)	$0.07	$(0.00)	$0.00

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company is required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC’s”) rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of the Annual Report on Form 10-K for the period ended December 31, 2017, management, under the supervision of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), conducted an evaluation of disclosure controls and procedures as of December 31, 2017. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control, that occurred during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our internal control over financial reporting was effective. Management has reviewed its assessment with the Audit Committee.

The independent registered public accounting firm, BDO USA, LLP, has audited our consolidated financial statements and has issued an attestation report on our internal control over financial reporting as of December 31, 2017, which is included herein.

Shareholders and Board of Directors

TechTarget, Inc.

Newton, Massachusetts

Opinion on Internal Control over Financial Reporting

We have audited TechTarget, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated March 12, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/BDO USA, LLP

Boston, Massachusetts

March 12, 2018

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item concerning directors and executive officers is incorporated herein by reference under the headings to be titled “Election of Class II Directors” and “Information About Corporate Governance” in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company’s 2018 Proxy Statement (the “Proxy Statement”). The Proxy Statement is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2017 in connection with the solicitation of proxies for the Company’s 2018 annual meeting of stockholders.

The information required by this item with respect to Section 16(a) of the Exchange Act is incorporated herein by reference from the section to be titled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement.

Code of Ethics

The Company has a Code of Business Conduct and Ethics that applies to all of our employees, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) as well as the members of the Board of Directors of the Company. The code is available at investor.techtarget.com/govdocs. We will make any required disclosure of future changes to the code, or waivers of such provisions, on the same website.

Item 11.	Executive Compensation

The information required by this item will be set forth under the headings to be titled “Director Compensation,” “Executive Compensation,” and “Compensation Committee Report” in our Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth under the headings to be titled “Stock Ownership of Certain Beneficial Owners and Management” and “Compensation Committee Report” in our Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth under the headings to be titled “Information about Corporate Governance” and “Certain Relationships And Related Party Transactions” in our Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item will be set forth under the heading to be titled “Independent Registered Public Accounting Firm” in our Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a)	Documents filed as part of this report:

(1) Financial Statements are filed as part of this Annual Report on Form 10-K. The following consolidated financial statements are included in Item 8:

•	Consolidated Balance Sheets as of December 31, 2017 and 2016
•	Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2017, 2016, and 2015
•	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2017, 2016, and 2015
•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016, and 2015
•	Notes to Consolidated Financial Statements

(2) Financial statement schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto.

(3) Exhibit Index.

EXHIBIT INDEX

			Incorporated by Reference to
Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

	Articles of Incorporation and By-Laws

3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant	10-Q	3.1	11/13/2007	001-33472

3.2	Amended and Restated Bylaws of the Registrant	S-1/A	3.3	3/20/2007	333-140503

	Instruments Defining the Rights of Security Holders

4.1	Specimen Stock Certificate for shares of the Registrant’s Common Stock	S-1/A	4.1	4/10/2007	333-140503

	Material Contracts

10.1	Second Amended and Restated Investors’ Rights Agreement by and among the Registrant, the Investors named therein and SG Cowen Securities Corporation, dated as of December 17, 2004	S-1	10.1	2/07/2007	333-140503

10.2	Form of Indemnification Agreement between the Registrant and its Directors and Officers	S-1/A	10.2	5/15/2007	333-140503

10.3#	2007 Stock Option and Incentive Plan	S-1/A	10.3	4/20/2007	333-140503

10.4#	Form of Incentive Stock Option Agreement under the 2007 Stock Option and Incentive Plan	S-1/A	10.4	4/20/2007	333-140503

10.5#	Form of Non-Qualified Stock Option Agreement under the 2007 Stock Option and Incentive Plan	S-1/A	10.5	4/20/2007	333-140503

10.6#	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors	S-1/A	10.5.1	4/27/2007	333-140503

10.7#	Form of Restricted Stock Agreement under the 2007 Stock Option and Incentive Plan	S-1/A	10.6	4/20/2007	333-140503

10.8#	Form of Restricted Stock Unit Agreement under the 2007 Stock Option and Incentive Plan	10-K	10.8	3/31/2008	001-33472

10.9#	Restricted Stock Unit Agreement, dated December 18, 2007, by and between the Registrant and Kevin Beam	10-K	10.9	3/31/2008	001-33472

10.10#	Restricted Stock Unit Agreement, dated December 18, 2007, by and between the Registrant and Don Hawk	10-K	10.10	3/31/2008	001-33472

10.11#	Restricted Stock Unit Agreement, dated December 18, 2007, by and between the Registrant and Greg Strakosch	10-K	10.13	3/31/2008	001-33472

10.12#	1999 Stock Option Plan	S-1	10.8	2/07/2007	333-140503

10.13#	Form of Incentive Stock Option Grant Agreement under the 1999 Stock Option Plan (for grants prior to September 27, 2006)	S-1	10.9	2/07/2007	333-140503

10.14#	Form of Incentive Stock Option Grant Agreement under the 1999 Stock Option Plan (for grants on or after September 27, 2006)	S-1	10.10	2/07/2007	333-140503

10.15#	Form of Incentive Stock Option Grant Agreement under the 1999 Stock Option Plan (for grants to executives)	S-1/A	10.10.1	5/01/2007	333-140503

10.16#	Form of Nonqualified Stock Option Grant Agreement under the 1999 Stock Option Plan	S-1	10.11	2/07/2007	333-140503

10.17#	Amended and Restated Employment Agreement, dated January 17, 2008, by and between the Registrant and Greg Strakosch	10-K	10.25	3/31/2008	001-33472

			Incorporated by Reference to
Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

10.18#	Amended and Restated Employment Agreement, dated January 17, 2008, by and between the Registrant and Don Hawk	10-K	10.26	3/31/2008	001-33472

10.19#	Amended and Restated Employment Agreement, dated January 17, 2008, by and between the Registrant and Kevin Beam	10-K	10.28	3/31/2008	001-33472

10.20	Lease Agreement by and between MA-Riverside Project L.L.C., as landlord and TechTarget, Inc., as tenant	8-K	10.1	8/7/2009	001-33472

10.21	First Amendment to Lease Agreement, by and between the Registrant and MA-Riverside Project L.L.C. for the premises located at One Riverside Center, 275 Grove Street, Newton, Massachusetts, dated November 18, 2010	8-K	10.1	11/22/2010	001-33472

10.22#	Amended and Restated Restricted Stock Unit Agreement, dated August 10, 2009, by and between the Registrant and Michael Cotoia	10-K	10.33	3/16/2011	001-33472

10.23#	Employment Agreement dated as of January 1, 2012 between the Registrant and Michael Cotoia	8-K	10.1	1/10/2012	001-33472

10.24#	Amendment and Waiver to Amended and Restated Employment Agreement between the Registrant and Kevin Beam (dated January 10, 2012)	10-K	10.36	3/15/2012	001-33472

10.25#	Amendment and Waiver to Amended and Restated Employment Agreement between the Registrant and Don Hawk (dated January 10, 2012)	10-K	10.37	3/15/2012	001-33472

10.26	Purchase Agreement between the Company and TCV V, LP and TCV Member Fund, LP, dated December 9, 2014	8-K	10.1	12/9/14	001-33472

10.27	Second Amendment to Lease Agreement by and between Hines Global REIT Riverside Center, LLC, as landlord and successor in interest to MA-Riverside Project, LLC and TechTarget, Inc., as tenant dated July 23, 2015	10-Q	10.1	11/9/2015	001-33472

10.28#	Employment Agreement between the Registrant and Michael Cotoia (dated May 3, 2016)	8-K	10.2	5/9/2016	001-33472

10.29#	Employment Agreement between the Registrant and Greg Strakosch (dated May 3, 2016)	8-K	10.3	5/9/2016	001-33472

10.30	Senior Secured Credit Facilities Credit Agreement between Registrant and Silicon Valley Bank dated May 9, 2016	8-K	10.1	5/9/2016	001-33472

10.31#	Employment Agreement between the Registrant and Daniel T. Noreck (dated December 19, 2016)	8-K	10.1	12/19/2016	001-33472

10.32#	2017 Stock Option and Incentive Plan	8-K	10.1	6/20/2017	001-33472

10.33#	Form of Restricted Stock Unit Agreement	10-Q	10.2	8/9/2017	001-33472

10.34#	Form of Stock Option Agreement	10-Q	10.3	8/9/2017	001-33472

10.35	First Amendment to Credit Agreement with Silicon Valley Bank	8-K	10.1	6/22/2017	001-33472

10.36	Third Amendment to Lease Agreement by and between Hines Global REIT Riverside Center, LLC, as landlord and successor in interest to MA-Riverside Project, LLC and TechTarget, Inc., as tenant dated October 26, 2017	8-K	10.1	10/27/2017	001-33472

*10.37#	2018 Executive Incentive Bonus Plan

*21.1	List of Subsidiaries

Incorporated by Reference to
Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

*23.1	Consent of BDO USA, LLP

*31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

*31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

*32.1	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

*	Filed herewith.
#	Management contract or compensatory plan or arrangement filed as an Exhibit to this report pursuant to 15(a) and 15(c) of Form 10-K.
(1)

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016, (ii) Consolidated Statements of Comprehensive Income for the Years ended December 31, 2017, December 31, 2016 and December 31, 2015, (iii) Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2017, December 31, 2016 and December 31, 2015, (iv) Consolidated Statements of Cash Flows for the Years ended December 31, 2017, December 31, 2016 and December 31, 2015, and (v) Notes to Consolidated Financial Statements.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHTARGET, INC.
Date: March 12, 2018

By:	/s/ Michael Cotoia
Michael Cotoia
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Cotoia	Chief Executive Officer and Director	March 12, 2018
Michael Cotoia	(Principal executive officer)

/s/ Daniel Noreck	Chief Financial Officer and Treasurer	March 12, 2018
Daniel Noreck	(Principal financial and accounting officer)

/s/ Greg Strakosch	Executive Chairman	March 12, 2018
Greg Strakosch

/s/ Robert D. Burke	Director	March 12, 2018
Robert D. Burke

/s/ Leonard Forman	Director	March 12, 2018
Leonard Forman

/s/ Bruce Levenson	Director	March 12, 2018
Bruce Levenson

/s/ Roger M. Marino	Director	March 12, 2018
Roger M. Marino