Form 10-Q
period 2018-03-31
TechTarget Inc
filed 2018-05-09
CIK 1293282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 27, 2018, the registrant had 27,497,254 shares of common stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TECHTARGET, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,422	$25,966
Short-term investments	5,617	7,650
Accounts receivable, net of allowance for doubtful accounts of $2,012 and $1,783 as of March 31, 2018 and December 31, 2017, respectively	26,608	29,601
Prepaid taxes	843	1,303
Prepaid expenses and other current assets	3,713	3,088
Total current assets	62,203	67,608
Property and equipment, net	10,869	9,786
Long-term investments	—	496
Goodwill	93,927	93,793
Intangible assets, net	492	506
Deferred tax assets	153	98
Other assets	891	882
Total assets	$168,535	$173,169
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,601	$1,542
Current portion of term loan	9,888	9,888
Accrued expenses and other current liabilities	2,723	3,343
Accrued compensation expenses	993	1,397
Income taxes payable	160	218
Contract liabilities	4,585	7,598
Total current liabilities	19,950	23,986
Long-term liabilities:
Long-term portion of term loan	19,867	22,339
Deferred rent	5,233	5,259
Deferred tax liabilities	735	838
Total liabilities	45,785	52,422
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 53,450,852 shares issued and 27,483,367 shares outstanding at March 31, 2018 and 53,338,297 shares issued and 27,483,115 shares outstanding at December 31, 2017	53	53
Treasury stock, 25,967,485 shares at March 31, 2018 and 25,885,182 shares at December 31, 2017, at cost	(172,429)	(170,816)
Additional paid-in capital	302,148	300,763
Accumulated other comprehensive gain	202	65
Accumulated deficit	(7,224)	(9,318)
Total stockholders’ equity	122,750	120,747
Total liabilities and stockholders’ equity	$168,535	$173,169

See accompanying Notes to Consolidated Financial Statements.

TechTarget, Inc.

Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share data)

	For the Three Months Ended
	March 31,
	2018	2017
	(Unaudited)
Revenues:
Online	$27,299	$23,409
Events	—	168
Total revenues	27,299	23,577
Cost of revenues:
Online(1)	6,725	6,895
Events	—	41
Total cost of revenues	6,725	6,936
Gross profit	20,574	16,641
Operating expenses:
Selling and marketing(1)	11,355	10,693
Product development(1)	2,118	1,943
General and administrative(1)	3,399	3,056
Depreciation	1,080	1,091
Amortization of intangible assets	28	40
Total operating expenses	17,980	16,823
Operating income (loss)	2,594	(182)
Interest and other expense, net	(200)	(163)
Income (loss) before provision for (benefit from) income taxes	2,394	(345)
Provision for (benefit from) income taxes	300	(316)
Net income (loss)	$2,094	$(29)
Other comprehensive income, net of tax:
Unrealized gain on investments (net of tax provision of $1 and $2, respectively)	$4	$15
Foreign currency translation gain	134	22
Other comprehensive income	138	37
Comprehensive income	$2,232	$8
Net income (loss) per common share:
Basic	$0.08	$(0.00)
Diluted	$0.07	$(0.00)
Weighted average common shares outstanding:
Basic	27,513	27,532
Diluted	28,512	27,532

(1)	Amounts include stock-based compensation expense as follows:

Cost of online revenues	$31	$12
Selling and marketing	827	950
Product development	20	34
General and administrative	624	598

See accompanying Notes to Consolidated Financial Statements.

TechTarget, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Three Months Ended
	March 31,
	2018	2017
	(Unaudited)
Operating Activities:
Net income (loss)	$2,094	$(29)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,108	1,131
Provision for bad debt	245	205
Amortization of investment premiums	34	77
Stock-based compensation	1,502	1,594
Amortization of debt issuance costs	28	23
Changes in operating assets and liabilities:
Accounts receivable	(646)	(2,237)
Prepaid expenses and other current assets	(859)	(995)
Other assets	1	31
Accounts payable	306	(658)
Income taxes payable	490	(129)
Accrued expenses and other current liabilities	(446)	(486)
Accrued compensation expenses	(413)	91
Contract liabilities	382	870
Other liabilities	(31)	(99)
Net cash provided by (used in) operating activities	3,795	(611)
Investing activities:
Purchases of property and equipment, and other capitalized assets	(2,598)	(1,088)
Purchases of investments	—	(500)
Proceeds from sales and maturities of investments	2,500	3,500
Net cash (used in) provided by investing activities	(98)	1,912
Financing activities:
Tax withholdings related to net share settlements	(522)	(580)
Purchase of treasury shares and related costs	(1,613)	(1,374)
Proceeds from exercise of stock options	406	61
Term loan principal payment	(2,500)	(1,250)
Net cash used in financing activities	(4,229)	(3,143)
Effect of exchange rate changes on cash and cash equivalents	(12)	(24)
Net decrease in cash and cash equivalents	(544)	(1,866)
Cash and cash equivalents at beginning of period	25,966	18,485
Cash and cash equivalents at end of period	$25,422	$16,619
Supplemental disclosure of cash flow information:
Cash paid for (refunded from) taxes, net	$62	$(185)
Property and equipment included in accounts payable and in accrued expenses and other liabilities	$429	$—

See accompanying Notes to Consolidated Financial Statements.

TECHTARGET, INC.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data, where otherwise noted, or instances where expressed in millions)

1. Organization and Operations

TechTarget, Inc. and its subsidiaries (the “Company”) is a leading provider of specialized online content for buyers of enterprise information technology (“IT”) products and services, and a leading provider of purchase-intent marketing and sales services for enterprise technology vendors. The Company’s service offerings enable technology vendors to better identify, reach, and influence corporate IT decision makers actively researching specific IT purchases. The Company improves vendors’ ability to impact these audiences for business growth using advanced targeting, analytics, and data services complemented with customized marketing programs that integrate demand generation and brand advertising techniques. The Company operates a network of over 140 websites, each of which focuses on a specific IT sector such as storage, security, or networking. IT and business professionals have become increasingly specialized, and they have come to rely on the Company’s sector-specific websites for purchasing decision support. The Company’s content platform enables IT and business professionals to navigate the complex and rapidly changing IT landscape where purchasing decisions can have significant financial and operational consequences. At critical stages of the purchase decision process, these content offerings, through different channels, meet IT and business professionals’ needs for expert, peer, and IT vendor information and provide a platform on which IT vendors can launch targeted marketing campaigns which generate measurable return on investment. Based upon the logical clustering of members’ respective job responsibilities and the marketing focus of the products being promoted by the Company’s customers, the Company categorizes its content offerings to address the key market opportunities and audience extensions across a portfolio of distinct media groups: Security; Networking; Storage; Data Center and Virtualization Technologies; CIO/IT Strategy; Business Applications and Analytics; Application Architecture and Development; and Channel.

2. Summary of Significant Accounting Policies

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these Notes to Consolidated Financial Statements. The Company’s critical accounting policies are those that affect its more significant judgments used in the preparation of its consolidated financial statements. A description of the Company’s critical accounting policies and estimates is contained in its Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and in this note to the consolidated financial statements. There were no material changes to the Company’s critical accounting policies and use of estimates during the first three months of 2018, other than those related revenue recognition resulting from the adoption of a new accounting pronouncement, as described in this Note 2 under “Revenue Recognition”.

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

Based on these contractual arrangements, the Company consolidates the financial results of KWIT as required by Accounting Standards Codification (“ASC”) subtopic 810-10, Consolidation: Overall, because the Company holds all the variable interests of KWIT through TTGT Consulting, which is the primary beneficiary of KWIT. Despite the lack of technical majority ownership, there exists a parent-subsidiary relationship between the Company and the VIE through the aforementioned agreements, whereby the equity holders of KWIT assigned all of their voting rights underlying their equity interest in KWIT to TTGT Consulting. In addition, through the other aforementioned agreements, the Company demonstrates its ability and intention to continue to exercise the ability to obtain substantially all of the profits and absorb all of the expected losses of KWIT. All significant intercompany accounts and transactions among the Company, its subsidiaries, and KWIT have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted (Generally Accepted Accounting Principles or “GAAP”) in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. All adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown, are of a normal, recurring nature and have been reflected in the consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of results to be expected for any other interim periods or for the full year. The information included in these consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report and the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Revenue Recognition

The Company generates substantially all of its revenues from the sale of targeted marketing and advertising campaigns, which it delivers via its network of websites, data analytics solutions, and, historically, events. Revenue is recognized when performance obligations are satisfied by transferring promised goods or services to customers, as determined by applying a five-step process consisting of: a) identifying the contract, or contracts, with a customer, b) identifying the performance obligations in the contract, c) determining the transaction price, d) allocating the transaction price to the performance obligations in the contract, and e) recognizing revenue when, or as, performance obligations are satisfied.

Recent Accounting Pronouncements

Recently Adopted Accounting Guidance

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“Topic 606”), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition (“Topic 605”). Topic 606 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Topic 606 provides that an entity should apply a five-step approach for recognizing revenue, as described above in this Note 2 under “Revenue Recognition.” This guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The Company adopted the standard effective January 1, 2018, using the modified retrospective approach. Under this method, the Company evaluated contracts that were in effect at the beginning of fiscal 2018 as if those contracts had been accounted for under Topic 606. Under the modified retrospective approach, periods prior to the adoption date were not adjusted and continue to be reported in accordance with historical, pre-Topic 606 accounting. The adoption of the standard did not have a material effect on the Company’s consolidated financial statements, systems, processes, or internal controls.

Accounting Guidance Not Yet Adopted

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

3. Revenues

Revenue Recognition

On January 1, 2018, the Company adopted Topic 606 and, as such, recognizes revenue when performance obligations are satisfied by transferring promised goods or services to customers in an amount the Company expects to receive in exchange for those goods or services. The Company enters into contracts that can include various combinations of its offerings, which are generally capable of being distinct and accounted for as separate performance obligations.

The Company’s offerings consist of IT Deal Alert and Core Online categories.

IT Deal Alert provides a suite of products that leverages detailed purchase intent data that we collect about end-user IT organizations. Through proprietary scoring methodologies, we use this insight to help our customers identify and prioritize accounts. We provide this insight through Priority EngineTM, TargetROITM, Qualified Sales OpportunitesTM, Deal DataTM, and ResearchTM. Revenue from Priority Engine allows customers access to purchase intent data through the life of the contract and is recognized ratably over the contract period. Target ROI contains Priority Engine as well as other duration based demand solutions, which are discussed below, and revenue from Target ROI is recognized ratably over the contract period using the same time-based measure of progress for each of the distinct performance obligations included within TargetROI. Revenue from Qualified Sales Opportunities, Deal Data and Research is recognized at the point in time when control is transferred to the customer, which occurs when the related reports are provided to the customer.

Core Online consists primarily of demand solutions, brand solutions, and custom content. Demand solutions offerings provide the Company’s customers the opportunity to maximize return on investment by capturing sales leads from the distribution and promotion of content to its audience.  Demand solutions may contain the following components: White Papers, Webcasts, Podcasts, Videocasts and Virtual Trade Shows, and Content Sponsorship, which the Company may utilize at its discretion. Brand Solutions provide the Company’s customers to target audiences of IT and business professionals actively researching information related to their products and services. This can be accomplished through on-network or off-network branding as well as through the hosting of Microsites. The Company will at times create white papers, case studies, webcasts, or videos to our customers’ specifications through its Custom Content team (“custom content”).

Revenue from demand solutions is primarily recognized when the transfer of control occurs. For certain demand solutions, the Company generates revenue on a cost per lead basis and the transfer of control occurs at the point in time each lead is generated. Certain of the contracts within demand solutions are duration-based campaigns which, in the event of customer cancellation, provide the Company with an enforceable right to a proportional payment for the portion of the campaign based on services provided. Accordingly, revenue from duration-based campaigns are recognized using a time-based measure of progress, which the Company believes best depicts how it satisfies its performance obligations in these arrangements as control is continuously transferred throughout the contract period.

Revenue from brand solutions is primarily recognized when the placement of the branding impression appears. Revenue from Microsites is recognized ratably over the life of the contract. Revenue from custom content creation is recognized over the expected period of performance using a single measure of progress, typically based on hours incurred.

The Company’s offerings can be sold separately but the Company’s contracts often involve multiple offerings. The Company evaluates all contracts with customers at inception to determine whether they contain separate performance obligations. If the contract contains a single performance obligation, the entire transaction price is allocated to that performance obligation. If the contract contains multiple performance obligations, the transaction price is allocated to each performance obligation based on a relative standalone selling price. The Company has concluded that each of the performance obligations described above are distinct. As discussed above, certain demand generation solutions have different revenue recognition patterns.  The Company evaluated the relevant contract terms associated with the individual solutions to determine the appropriate revenue recognition pattern.

To determine standalone selling price for the individual performance obligations in the arrangement, the Company uses an estimate of the observable selling prices in separate transactions. The Company establishes best estimates considering multiple factors including, but not limited to, class of client, size of transaction, available inventory, pricing strategies and market conditions. The Company uses a range of amounts to estimate stand-alone selling price when it sells the goods and services separately and needs to determine whether a discount is to be allocated based upon the relative stand-alone selling price to the various goods and services.

Disaggregation of Revenue

The following table depicts the disaggregation of revenue according to categories consistent with how the Company evaluates its financial performance:

	Three Months Ended March 31,		Percent
	2018	2017	Change
	($ in thousands)
Total Online	$27,299	$23,409	17%
Total Online by Geographic Area:
North America:
North America IT Deal Alert	10,006	8,168	23%
North America Core Online	8,844	8,078	9%
Total North America Online	18,850	16,246	16%
International:
International IT Deal Alert	3,607	2,203	64%
International Core Online	4,842	4,960	(2)%
Total International Online	8,449	7,163	18%
Total Online by Product:
IT Deal Alert:
North America IT Deal Alert	10,006	8,168	23%
International IT Deal Alert	3,607	2,203	64%
Total IT Deal Alert	13,613	10,371	31%
Core Online:
North America Core Online	8,844	8,078	9%
International Core Online	4,842	4,960	(2)%
Total Core Online	13,686	13,038	5%
Total Events	$—	$168	(100)%
Total Revenues	$27,299	$23,577	16%

Deferred Revenue and Contract Balances

Timing may differ between the satisfaction of performance obligations and the invoicing and collection of amounts related to the Company’s contracts with customers. Liabilities are recorded for amounts that are collected in advance of the satisfaction of performance obligations. Deferred revenue is included in contract liabilities on the accompanying Consolidated Balance Sheets and was $1.8 million and $4.9 million at March 31, 2018 and December 31, 2017, respectively. The Company’s adoption of ASC 606 reduced the Company’s deferred revenue by $3.4 million as of March 31, 2018. Additionally, certain customers may receive credits, which are accounted for as a material right. The Company estimates these amounts based on the expected amount of future services to be provided to customers and allocates a portion of the transaction price to these material rights. The Company recognizes these material rights as the material rights are exercised. The resulting amounts included in contract liabilities on the accompanying Consolidated Balance Sheets were $2.8 million and $2.7 million at March 31, 2018 and December 31, 2017, respectively. During the first quarter of 2018, revenues of $4.7 million were recognized that had been included in the contract liabilities balance at December 31, 2017.

Contract Liabilities
Year-to-Date Activity	(in thousands)
Balance at December 31, 2017	$4,088
Deferral of revenue	1,643
Recognition of previously unearned revenue	(1,146)
Balance at March 31, 2018	$4,585

The Company reduced its accounts receivable by $3.5 million from $29.6 million to $26.1 million as of January 1, 2018 as a result of the adoption of Topic 606. There was a corresponding reduction of $3.5 million to its deferred revenue balance from $7.6 million to $4.1 million as of January 1, 2018 as a result of the adoption of Topic 606.

Payment terms and conditions vary by contract type, although terms generally include requirement of payment within 30 to 90 days. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined its contracts do not contain a financing component as they are generally less than one year. The Company increased its allowance for doubtful accounts by $0.2 million and had direct write-offs of $17, net of recoveries, during the three months ended March 31, 2018.

The Company elected to apply the following practical expedients and exemptions:

•	The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less.
•

The Company expenses, as incurred, contract costs consisting of sales commissions and sales bonuses because the amortization period of the contract asset that would have otherwise been recognized would have been one year or less.

4. Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, short-term and long-term investments and contingent consideration. The fair value of these financial assets and liabilities was determined based on three levels of input as follows:

•	Level 1. Quoted prices in active markets for identical assets and liabilities;
•	Level 2. Observable inputs other than quoted prices in active markets; and
•	Level 3. Unobservable inputs.

The fair value hierarchy of the Company’s financial assets and liabilities carried at fair value and measured on a recurring basis is as follows:

		Fair Value Measurements at Reporting Date Using
	March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$9,721	$9,721	$—	$—
Short-term investments(2)	5,617	—	5,617	—
Total assets	$15,338	$9,721	$5,617	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$7,155	$7,155	$—	$—
Short-term investments(2)	7,650	—	7,650	—
Long-term investments(2)	496	—	496	—
Total assets	$15,301	$7,155	$8,146	$—

(1)	Included in cash and cash equivalents on the accompanying Consolidated Balance Sheets; valued at quoted market prices in active markets.
(2)

Short-term and long-term investments consist of municipal bonds, corporate bonds, U.S. Treasury securities, and government agency bonds; their fair value is calculated using an interest rate yield curve for similar instruments.

5. Cash, Cash Equivalents, and Investments

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less at date of purchase. Cash equivalents are carried at cost, which approximates their fair market value. Cash and cash equivalents consisted of the following:

	March 31, 2018	December 31, 2017
Cash	$15,701	$18,811
Money market funds	9,721	7,155
Total cash and cash equivalents	$25,422	$25,966

The Company’s short-term and long-term investments are accounted for as available for sale securities. These investments are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive gain, a component of stockholders’ equity, net of tax. The cumulative unrealized loss, net of taxes, was $13 and $17 as of March 31, 2018 and December 31, 2017, respectively. Realized gains and losses on the sale of these investments are determined using the specific identification method. There were no realized gains or losses during the three months ended March 31, 2018 or 2017.

Short-term and long-term investments consisted of the following:

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term and long-term investments:
U.S. Treasury securities	$999	$—	$(6)	$993
Government agency bonds	1,002	—	(4)	998
Municipal bonds	2,637	—	(8)	2,629
Corporate bonds	1,001	—	(4)	997
Total short-term and long-term investments	$5,639	$—	$(22)	$5,617

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term and long-term investments:
U.S. Treasury securities	$1,499	$—	$(6)	$1,493
Government agency bonds	1,003	—	(4)	999
Municipal bonds	4,169	—	(14)	4,155
Corporate bonds	1,502	—	(3)	1,499
Total short-term and long-term investments	$8,173	$—	$(27)	$8,146

The Company had ten debt securities in an unrealized loss position at March 31, 2018. All of these securities have been in such a position for no more than twenty months. The unrealized loss on those securities was approximately $22 and the fair value was $5.6 million. At December 31, 2017, the Company had fifteen debt securities in an unrealized loss position, and the unrealized loss on those securities was approximately $27, and the fair value was $8.1 million at that date. The Company uses specific identification when reviewing these investments for impairment. Because the Company does not intend to sell the investments that are in an unrealized loss position and it is not likely that the Company will be required to sell any investments before recovery of their cost basis, the Company does not consider those investments with an unrealized loss to be other-than-temporarily impaired at March 31, 2018.

The Company’s investments have contractual maturity dates that range from April 2018 to January 2019. All income generated from these investments is recorded as interest income.

6. Goodwill and Intangible Assets

The following table summarizes the Company’s intangible assets, net:

		March 31, 2018
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer, affiliate and advertiser relationships	5	$6,990	$(6,990)	$—
Developed websites, technology and patents	10	1,380	(955)	425
Trademark, trade name and domain name	8	1,821	(1,754)	67
Proprietary user information database and internet traffic	5	1,224	(1,224)	$—
Total intangible assets		$11,415	$(10,923)	$492

		December 31, 2017
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer, affiliate and advertiser relationships	5	$6,938	$(6,938)	$—
Developed websites, technology and patents	10	1,342	(907)	435
Trademark, trade name and domain name	8	1,802	(1,731)	71
Proprietary user information database and internet traffic	5	1,202	(1,202)	—
Total intangible assets		$11,284	$(10,778)	$506

Intangible assets are amortized over their estimated useful lives, which range from five to ten years, using methods of amortization that are expected to reflect the estimated pattern of economic use. The remaining amortization expense will be recognized over a weighted-average period of approximately 2.94 years. Amortization expense was $28 and $40 for the three months ended March 31, 2018 and 2017, respectively. Amortization expense is recorded within operating expenses as the intangible assets consist of customer-related assets which generate website traffic that the Company considers to be in support of selling and marketing activities. The Company did not write off any fully amortized intangible assets in the first three months of 2018. The change in the gross carrying amount of intangible assets during the three months ended March 31, 2018 was due to foreign currency translation gains and losses.

The Company expects amortization expense of intangible assets to be as follows:

Years Ending December 31:	Amortization Expense
2018 (April 1 – December 31)	$86
2019	96
2020	81
2021	99
2022	130
Total	$492

Goodwill and indefinite-lived intangible assets are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. The Company did not have any intangible assets other than goodwill with indefinite lives as of March 31, 2018 or December 31, 2017. There were no indications of impairment as of March 31, 2018, and the Company believes that, as of the balance sheet dates presented, none of the Company’s goodwill or intangible assets was impaired.

7. Net Income (Loss) Per Common Share

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per common share is as follows:

	For the Three Months Ended
	March 31,
	2018	2017
Numerator:
Net income (loss)	$2,094	$(29)
Denominator:
Basic:
Weighted average shares of common stock and vested, undelivered restricted stock units outstanding	27,512,682	27,532,277
Diluted:
Weighted average shares of common stock and vested, undelivered restricted stock units outstanding	27,512,682	27,532,277
Effect of potentially dilutive shares (1)	999,811	—
Total weighted average shares of common stock and vested, undelivered restricted stock units outstanding and potentially dilutive shares	28,512,493	27,532,277
Net Income (Loss) Per Share:
Basic net income (loss) per share	$0.08	$(0.00)
Diluted net income (loss) per share	$0.07	$(0.00)

(1)

In calculating diluted net income (loss) per share, 0.4 million shares related to outstanding stock options and unvested restricted stock units were excluded for the three months ended March 31, 2017 because including them would have been anti-dilutive. Additionally, shares used to calculate diluted net loss per share exclude the 0.6 million shares related to outstanding stock options and restricted stock units from the three months ended March 31, 2017 that would have been dilutive if the Company had reported net income during that period.

8. Term Loan Agreement

On May 9, 2016, the Company entered into a Senior Secured Credit Facilities Credit Agreement for a term loan (the “Term Loan Agreement”). Under the Term Loan Agreement, the Company borrowed and received $50.0 million in aggregate principal amount pursuant to a five-year term loan (the “Term Loan”). The borrowings under the Term Loan Agreement are secured by a lien on substantially all of the assets of the Company, including a pledge of the stock of certain of its wholly-owned subsidiaries. As of March 31, 2018, the carrying amount of the Term Loan was $29.8 million.

At the Company’s option, the Term Loan Agreement bears interest at either an annual rate of 1.50% plus the higher of (a) the Prime Rate in effect on such day and (b) the Federal Funds Effective Rate in effect on such day plus 0.50%, or the London Interbank Offered Rate (“LIBOR”) plus 2.50%. The applicable interest rate was 4.49% at March 31, 2018, representing LIBOR plus the applicable margin of 2.50%. Interest expense under the Term Loan Agreement was $0.3 million and during each of the three months ended March 31, 2018 and 2017. This includes non-cash interest expense of $28 and $23 for the three months ended March 31, 2018 and 2017, respectively, related to the amortization of deferred issuance costs. During the three months ended March 31, 2018, the Company made principal payments totaling $2.5 million.

The Term Loan Agreement requires the Company to maintain compliance with certain covenants, including leverage and fixed charge coverage ratio covenants. At March 31, 2018, the Company was in compliance with all covenants under the Term Loan Agreement.

9. Commitments and Contingencies

Operating Leases

The Company conducts its operations in leased office facilities under various noncancelable operating lease agreements that expire through December 2029.

The lease for the Company’s Newton office contains rent concessions, which the Company is receiving over the life of the lease. Certain of the Company’s operating leases include lease incentives and escalating payment amounts and are renewable for varying periods. The Company is recognizing the related rent expense on a straight-line basis over the term of each lease, taking into account the lease incentives and escalating lease payments. Total rent expense under the Company’s leases was approximately $1.1 million for each of the three months ended March 31, 2018 and 2017.

Future minimum lease payments under the Company’s noncancelable operating leases at March 31, 2018 are as follows:

Years Ending December 31:	Minimum Lease Payments
2018 (April 1 – December 31)	$3,207
2019	4,183
2020	3,659
2021	3,761
2022	3,397
Thereafter	24,664
Total	$42,871

Litigation

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At March 31, 2018 and December 31, 2017, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

10. Stock-Based Compensation

Stock Option and Incentive Plans

In April 2007, the Board approved the 2007 Stock Option and Incentive Plan (the “2007 Plan”), which was approved by the stockholders of the Company and became effective upon the consummation of the Company’s IPO in May 2007. The 2007 Plan allowed the Company to grant ISOs, NSOs, stock appreciation rights, deferred stock awards, restricted stock units and other awards. Under the 2007 Plan, stock options could not be granted at less than fair market value on the date of grant, and grants generally vested over a three- to four-year period. Stock options granted under the 2007 Plan expire no later than ten years after the grant date. Additionally, beginning with awards made in August 2015, the Company had the option to direct a net issuance of shares for satisfaction of tax liability with respect to vesting of awards and delivery of shares. Prior to August 2015, this choice of settlement method was solely at the discretion of the award recipient.

At the inception of the plan, the Company reserved for issuance an aggregate of 2,911,667 shares of common stock under the 2007 Plan, which expired in May 2017. The 2007 Plan was subject to an automatic annual increase of shares on January 1 of each year, beginning on January 1, 2008, equal to the lesser of (a) 2% of the outstanding number of shares of common stock (on a fully-diluted basis) on the immediately preceding December 31 and (b) such lower number of shares as may be determined by the compensation committee of the Board. The number of shares available for issuance under the 2007 Plan was subject to adjustment in the event of a stock split, stock dividend or other change in capitalization. Approximately 8,224,334 shares were added to the 2007 Plan in accordance with the automatic annual increase and other provisions. No new awards may be granted under the 2007 Plan; however, the shares of common stock remaining in the 2007 Plan are available for issuance in connection with previously awarded grants under the 2007 Plan. There are 1,028,715 shares of common stock, including 25,000 vested restricted stock units, that remain subject to outstanding stock grants under the 2007 Plan as of March 31, 2018.

In March 2017, the Board approved the 2017 Stock Option and Incentive Plan (the “2017 Plan”), which was approved by the stockholders of the Company at the 2017 Annual Meeting and became effective June 16, 2017. The 2017 Plan replaces the Company’s 2007 Plan. On that date, approximately 3,000,000 shares of Common Stock were reserved for issuance under the 2017 Plan and, generally, shares that are forfeited or canceled from awards under the 2017 Plan also will be available for future awards. Under the 2017 Plan, the Company may grant restricted stock and restricted stock units, non-qualified stock options, stock appreciation rights, performance awards, and other stock-based and cash-based awards. Grants generally vest in equal tranches over a three-year period. Stock options granted under the 2017 Plan expire no later than ten years after the grant date. Shares of stock issued pursuant to restricted stock awards are restricted in that they are not transferable until they vest. Stock underlying awards of restricted stock units are not issued until the units vest. Non-qualified stock options cannot be exercised until they vest. Under the 2017 Plan, all stock options and stock appreciation rights must be granted with an exercise price that is at least equal to the fair market value of the stock on the date of grant. The 2017 Plan broadly prohibits the repricing of options and stock appreciation rights without stockholder approval and requires that no dividends or dividend equivalents be paid with respect to options or stock appreciation rights. The 2017 Plan further provides that, in the event any dividends or dividend equivalents are declared with respect to restricted stock, restricted stock units, other stock-based awards and performance awards (referred to as “full-value awards”), they would be subject to the same vesting and forfeiture provisions as the underlying award. There is a total of 680,000 shares of common stock that remain subject to outstanding stock grants under the 2017 Plan as of March 31, 2018.

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

A summary of the stock option activity under the Company’s plans for the three months ended March 31, 2018 is presented below:

Year-to-Date Activity	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2017	344,090	$6.41
Granted	—	—
Exercised	(74,375)	5.46		$825
Forfeited	—	—
Cancelled	—	—
Options outstanding at March 31, 2018	269,715	$6.67	3.31	$3,564
Options exercisable at March 31, 2018	249,715	$6.37	2.82	$3,373
Options vested or expected to vest at March 31, 2018	267,755	$6.65	3.26	$3,545

During the three months ended March 31, 2018, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $0.8 million. During the three months ended March 31, 2017, the total intrinsic value of options exercised was not material. The total amount of cash received from exercise of these options was approximately $0.4 million and $0.1 million during the three months ended March 31, 2018 and 2017, respectively.

Restricted Stock Units

Restricted stock units are valued at the market price of a share of the Company’s common stock on the date of the grant. A summary of the restricted stock unit activity under the Company’s plans for the three months ended March 31, 2018 is presented below:

Year-to-Date Activity	Shares	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Nonvested outstanding at December 31, 2017	1,414,000	$9.37
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested outstanding at March 31, 2018	1,414,000	$9.37	$28,110

There were no restricted stock units that vested during the three months ended March 31, 2018 or 2017.

As of March 31, 2018, there was $9.6 million of total unrecognized compensation expense related to stock options and restricted stock units, which is expected to be recognized over a weighted average period of 1.7 years.

11. Stockholders’ Equity

Reserved Common Stock

As of March 31, 2018, the Company has reserved 8,472,134 shares of common stock for use in settling outstanding options and unvested restricted stock units that have not been issued as well as future awards available for grant under the 2017 Plan.

Common Stock Repurchase Program

In June 2016, the Company announced that the Board had authorized a $20.0 million stock repurchase program (the “Repurchase Program”), whereby the Company was authorized to repurchase the Company’s common stock from time to time on the open market or in privately negotiated transactions at prices and in the manner determined by the Board. On May 5, 2017, the Company’s Board reauthorized the common stock repurchase program to allow the Company to use the remaining balance of the unused authorization under the Repurchase Program after its original expiration in June 2017. The reauthorized program allows the Company to repurchase its common stock from time to time on the open market or in privately negotiated transactions at prices and in the manner that may be determined by management. The reauthorized program has no time limit and may be suspended at any time. Additionally, the Company may establish, from time to time, 10b5-1 trading plans that will provide flexibility as it buys back its shares. Pursuant to the Repurchase Program, the Company repurchased 112,303 and 161,147 shares of common stock for an aggregate purchase price of $1.6 million and $1.4 million in the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, the Company had $2.4 million remaining for purchases under the Repurchase Program.

Repurchased shares are recorded under the cost method and are reflected as treasury stock in the accompanying Consolidated Balance Sheets. All share repurchases were funded with cash on hand.

12. Income Taxes

The Company’s effective income tax rate before discrete items was 28.1% and 45.6% for the three months ended March 31, 2018 and 2017, respectively. The Company recognized income tax benefits for discrete items of $0.4 million and $0.1 million during the three months ended March 31, 2018 and 2017, respectively. The Company measures its interim period tax expense using an estimated annual effective tax rate and adjustments for discrete taxable events that occur during the interim period. The estimated annual effective income tax rate is based upon the Company’s estimations of annual pre-tax income, the geographic mix or pre-tax income, and its interpretations of tax laws. The Company updates the estimate of its annual effective tax rate at the end of each quarterly period. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

In December 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017 and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017.

On December 22, 2017, Staff Accounting Bulletin No. 118 was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. For the three months ended March 31, 2018, the Company obtained additional information affecting the provisional amount initially recorded for the transition tax for the three months ended December 31, 2017. As a result, the Company recorded an immaterial adjustment to the transition tax. Additional investigation is necessary to do a more detailed analysis of historical foreign earnings as well as potential correlative adjustments. Any subsequent adjustment to the amount will be recorded to current tax expense in the quarter of 2018 when the analysis is complete.

In the first quarter of 2017, the Company adopted ASU 2016-09, which requires that all excess tax benefits and tax deficiencies related to stock compensation be recognized as income tax expense or benefit in the Consolidated Statement of Operations and Comprehensive Income in the period incurred. The Company recognized $0.3 million and $0.1 million of income tax benefits from excess deductions net of shortfalls during the three months ended March 31, 2018 and 2017, respectively. As part of adopting ASU 2016-09, the Company recorded deferred tax assets for the federal and state excess tax benefit net operating losses in the amount of $0.2 million, with an offsetting entry to retained earnings.

13. Segment Information

The Company views its operations and manages its business as one operating segment based on factors such as how the Company manages its operations and how its executive management team reviews results and makes decisions on how to allocate resources and assess performance.

Geographic Data

Net sales to unaffiliated customers by geographic area were as follows:

	Three Months Ended March 31,
	2018	2017
United States	$19,671	$17,185
United Kingdom	$3,355	$2,395
Other international	4,273	3,997
Total	$27,299	$23,577

Long-lived assets by geographic area were as follows:

	March 31, 2018	December 31, 2017
United States	$99,752	$98,683
International	5,536	5,402
Total	$105,288	$104,085

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including those discussed below in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2017 under Part I, Item 1A, “Risk Factors,” and in the other documents we file with the Securities and Exchange Commission. Please refer to our “Forward-Looking Statements” section on page 29.

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

We had approximately 19.3 million and 18.3 million registered members – our “audiences” – as of March 31, 2018 and 2017, respectively. While the size of our registered member base does not provide direct insight into our customer numbers or our revenues, the value of our services sold to our customers is a direct result of the breadth and reach of this content footprint. This footprint creates the opportunity for our clients to gain business leverage by targeting our audiences through customized marketing programs. Likewise, the behavior exhibited by these audiences enables us to provide our customers with data products to improve their marketing and sales efforts. The targeted nature of our member base enables IT vendors to reach a specialized audience efficiently because our content is highly segmented and aligned with the IT vendors’ specific products. With it, we have developed a broad customer base and, in 2018 expect to deliver marketing and sales services programs to approximately 1,300 customers.

Executive Summary

Our total revenues for the three months ended March 31, 2018 increased by $3.7 million, or 16%, to $27.3 million, compared with the same period in 2017, driven by both higher IT Deal AlertTM revenues and higher revenues from our core online offerings. IT Deal Alert revenues were up 31% in the first three months of 2018, compared to the first three months of 2017, and quarterly IT Deal Alert revenues topped $10.0 million for the fourth consecutive quarter. Revenues from our Priority EngineTM and Deal DataTM products more than doubled in the first three months of 2018, compared to the first three months of 2017.

We continue to have success selling longer-term deals and, in the first quarter of 2018, 34% of our online revenue was derived from longer-term contracts, compared to 18% in the first quarter of 2017. The amount of revenue that we derived from longer-term contracts in the first quarter of 2018 increased more than 110%, compared to the amount that we recognized in the first quarter of 2017.

We continue to benefit from our customers’ increasing demand for purchase intent data to fuel their sales and marketing outreach. Another important factor in our revenue trajectory relates to the evolving way our customers use our purchase intent data relative to our core online offerings. Our IT Deal Alert offerings help customers identify “in-market” prospects for their products and services – our core online offerings help them reach, influence, and activate these prospects. A growing number of customers purchase

“always on” programs from us that combine these offerings to identify and influence active buyers throughout the year. The growth in our long-term revenue component is evidence of our continued traction for these types of integrated programs. Customers also use our core and IT Deal Alert offerings in varying combinations to support quarterly sales and marketing campaigns. These purchases are more fluid – customers of this type may focus more on IT Deal Alert offerings in a particular campaign, and shift a subsequent program to accomplish outreach objectives like branding or lead generation. This creates a dynamic in which revenue may shift back and forth between the product categories. We think this will make the distinction between core and IT Deal Alert less useful over time.

Our international geo-targeted revenues, where our target audience is outside North America (“International”), increased 18% for the first three months of 2018, compared with the prior year period, driven by international IT Deal Alert growth, partially offset by a decrease in international core online sales.

Gross profit percentage was 75% and 71% for the three months ended March 31, 2018 and 2017, respectively. Online gross profit increased by $4.1 million, primarily attributable to the increase in online revenues as compared to the same period a year ago. Events gross profit decreased by $0.1 million as a result of the decreased events revenues as compared to the same period in the prior year. As we announced on February 14, 2017, we have phased out our events product line.

Business Trends

The following discussion highlights key trends affecting our business.

•

Macro-economic Conditions and Industry Trends. Because most of our customers are IT vendors, the success of our business is intrinsically linked to the health, and subject to the market conditions, of the IT industry. We have benefitted from the tapering of some of the headwinds that temporarily disrupted marketing budgets such as the strong dollar and acquisition and divestiture activity among some of our largest customers. We feel that the investments we have made over the last several years have paid off in increased market share and that we will benefit significantly when marketing budgets start to grow again and there are new incremental budget dollars that we can compete for.

•

Brexit. The announcement of the results of the United Kingdom’s referendum in which voters approved an exit of the United Kingdom from the European Union, commonly referred to as “Brexit,” has resulted in significant general economic uncertainty as well as volatility in global stock markets and currency exchange rate fluctuations. In March 2017, the United Kingdom’s government initiated the exit process under Article 50 of the Lisbon Treaty, commencing a period of up to two years for the United Kingdom and other European Union member states to negotiate the terms of the withdrawal. While both parties have reported constructive progress with respect to the negotiations to date, continued uncertainty remains regarding the terms of the United Kingdom’s new partnership with the European Union and its member states. The overall impact of Brexit may create further global economic uncertainty, which may cause a subset of our customers to more closely monitor their costs in the affected region. Our revenues generated from customers who have billing addresses within the United Kingdom were approximately 10% of our total revenues for each of the three months ended March 31, 2018 and 2017.

•

Customer Demographics. In the three months ended March 31, 2018, online revenues from our ten major global customers, which we believe have the most significant international exposure, increased approximately 4% compared to the same period a year ago. Although we have historically reported a group of 12 major global customers, due to mergers and consolidations, this group has been reduced to ten. Online revenues from our mid-sized customers (our largest 100 customers, excluding the ten major global customers described above, who we believe generally have less exposure internationally) increased by approximately 21% compared to the same period a year ago. Online revenues attributable to our smaller customers, which tend to be venture capital-backed start-ups that primarily operate in North America, increased by approximately 32% over the prior year period.

Our key strategic initiatives include:

•

Geographic. During the three months ended March 31, 2018, approximately 31% of our revenues were derived from International campaigns. International results were also impacted by the large corporate post-merger consolidation and integration efforts noted above.

•

Product. IT Deal Alert revenues were approximately $13.6 million in the three months ended March 31, 2018, up from approximately $10.4 million in the same period in 2017. This includes International IT Deal Alert revenues of $3.6 million, which is also included in International revenues as discussed above. In the first quarter of 2018, we had more than 600 active customers utilizing our IT Deal Alert products and services, up from more than 450 customers in the first quarter of 2017. We expect IT Deal Alert to continue to be a meaningful growth driver through 2018.

Our core online revenues were up 5% in the first quarter of 2018 compared to the first quarter of 2017.

Sources of Revenues

Revenue changes for the three month period ended March 31, 2018, as compared to the same period in 2017, are shown in the table below. See Note 3 to our consolidated financial statements for additional information on our revenues.

	Three Months Ended March 31,		Percent
	2018	2017	Change
	($ in thousands)
Online revenues	$27,299	$23,409	17%
Events revenues	—	168	(100)%
Total revenues	$27,299	$23,577	16%

We sell customized marketing programs to IT vendors targeting a specific audience within a particular IT or business sector or sub-sector. We maintain multiple points of contact with our customers to provide support throughout their organizations and their customers’ IT sales cycles. As a result, our customers often run multiple advertising programs with us in order to target their desired audience of IT and business professionals more effectively. There are multiple factors that can impact our customers’ marketing and advertising objectives and spending with us, including but not limited to, IT product launches, increases or decreases to their advertising budgets, the timing of key industry marketing events, responses to competitor activities and efforts to address specific marketing objectives such as creating brand awareness or generating sales leads. Our products and services are generally delivered under short-term contracts that run for the length of a given program, typically less than six months. In 2016, we began to enter into longer-term contracts with certain customers, and in the quarter ended March 31, 2018, approximately 34% of our revenues were from longer-term contracts of approximately 12 months. In the first quarter of 2018, demand generation and brand advertising remained our primary sources of revenues, while data analytics-driven intelligence solutions, driven by growth in our IT Deal Alert products and services, contributed approximately 50% of online revenues as compared with approximately 44% for the same period in 2017.

Online revenues represented 100% of total revenues for the three months ended March 31, 2018, as compared with 99% of total revenues for the three months ended March 31, 2017. As previously disclosed, we have phased out our events product line.

Product and Service Offerings

We use our online offerings to provide IT vendors with numerous touch points to identify, reach and influence key IT decision makers. The following is a description of the products and services we offer, which may be provided separately or combined as part of an integrated marketing campaign.

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

•

IT Deal Alert: Priority Engine. Priority Engine is a subscription service powered by our Activity Intelligence™ platform, which integrates with customer relationship management and marketing automation platforms from salesforce.com, Marketo, Eloqua, Pardot, and Integrate. The service delivers information that enables marketers and sales personnel to identify and understand accounts and individuals actively researching new technology purchases and then to engage those active prospects within the organizations that are relevant to the purchase. We sell this service in approximately 200 technology-specific segments which our customers use for demand generation, account-based marketing and other marketing and sales activities.

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

Demand Solutions. Our suite of demand solutions offerings allows IT vendors to maximize return on investment by capturing sales leads from the distribution and promotion of content to our audience of IT and business professionals. Our demand solutions campaigns typically offer the Activity Intelligence Dashboard, a tool that gives our customers’ marketers and sales representatives a near real-time view of their prospects including insights on the research activities of technology buying teams at the individual, team and account levels.

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

Events

Events revenues represented 0% and 1% of total revenues for the three months ended March 31, 2018 and 2017, respectively. Historically, we have operated a select number of face-to-face events, the majority of which were free to IT and business professionals and were sponsored by IT vendors. In 2017, we ceased to offer these services to our customers and instead focus our efforts on enhancing our data driven product offerings and working with our customers to gain the fullest advantage that our data-driven products can offer.

Cost of Revenues, Operating Expenses, and Other

Expenses consist of cost of online and event revenues, selling and marketing, product development, general and administrative, depreciation, amortization, and interest and other expense, net. Personnel-related costs are a significant component of each of these expense categories except for depreciation, amortization, and interest and other expense, net.

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

Our critical accounting policies are those that affect our more significant judgments used in the preparation of our consolidated financial statements. A description of our critical accounting policies and estimates is contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Other than those noted in Note 2 to our consolidated financial statements, there were no material changes to our critical accounting policies and estimates during the first three months of 2018.

Income Taxes

We are subject to income taxes in both the U.S. and foreign jurisdictions, and we use estimates in determining our provision for income taxes. We recognize deferred tax assets and liabilities based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates.

Our deferred tax assets are comprised primarily of book to tax differences on stock-based compensation and timing of deductions for deferred rent, accrued expenses, depreciation and amortization. As of March 31, 2018, we had foreign net operating loss (“NOL”) carryforwards of $0.7 million, which may be used to offset future taxable income in foreign jurisdictions until they expire at various dates through 2022. The deferred tax assets related to the foreign NOL carryforwards have been fully offset by a valuation allowance.

On December 22, 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code of 1986, as amended. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017. We have calculated our best estimate of the impact of the Act in our quarter end income tax provision in accordance with our understanding of the Act and guidance available as of the date of this filing and, as a result, have recorded $14 thousand as additional income tax benefit in the first quarter of 2018.

Results of Operations

The following table sets forth our results of operations for the periods indicated, including percentage of total revenues:

	Three Months Ended March 31,
	2018		2017
	($ in thousands)
Revenues:
Online	$27,299	100%	$23,409	99%
Events	—	—	168	1%
Total revenues	27,299	100%	23,577	100%
Cost of revenues:
Online	6,725	25%	6,895	29%
Events	—	—	41	0%
Total cost of revenues	6,725	25%	6,936	29%
Gross profit	20,574	75%	16,641	71%
Operating expenses:
Selling and marketing	11,355	42%	10,693	45%
Product development	2,118	8%	1,943	8%
General and administrative	3,399	12%	3,056	13%
Depreciation	1,080	4%	1,091	5%
Amortization of intangible assets	28	0%	40	0%
Total operating expenses	17,980	66%	16,823	71%
Operating income (loss)	2,594	10%	(182)	(1)%
Interest and other expense, net	(200)	(1)%	(163)	(1)%
Income (loss) before provision for (benefit from) income taxes	2,394	9%	(345)	(1)%
Provision for (benefit from) income taxes	300	1%	(316)	(1)%
Net income (loss)	$2,094	8%	$(29)	(0)%

Comparison of Three Months Ended March 31, 2018 and 2017

Revenues

	Three Months Ended March 31,
	2018	2017	Increase (Decrease)	Percent Change
	($ in thousands)
Revenues:
Online	$27,299	$23,409	$3,890	17%
Events	—	168	(168)	(100)
Total revenues	$27,299	$23,577	$3,722	16%

Online. The increase in online revenues is primarily attributable to an increase of $3.2 million in revenues from our IT Deal Alert product offerings.

Events. The decrease in events revenues is due to our decision to cease offering these services to our customers during 2017.

Cost of Revenues and Gross Profit

	Three Months Ended March 31,
	2018	2017	Increase (Decrease)	Percent Change
	($ in thousands)
Cost of revenues:
Online	$6,725	$6,895	$(170)	(2)%
Events	—	41	(41)	(100)
Total cost of revenues	$6,725	$6,936	$(211)	(3)%
Gross profit	$20,574	$16,641	$3,933	24%
Gross profit percentage	75%	71%

Cost of Online Revenues. Cost of online revenues decreased in the first quarter of 2018 compared with the same period the prior year, primarily due to decreases in employee-related expenses.

Cost of Events Revenues. The decrease in cost of events revenues was due to both decreases in variable direct and employee-related costs and the decrease in the number of events that we conducted as a result of phasing out our events product line.

Gross Profit. Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. Gross profit percentage was 75% for the first quarter of 2018 and 71% for the first quarter of 2017. Gross profit increased by $3.9 million in the first quarter of 2018, as compared to the same period in 2017, primarily attributable to the increase in online revenues as compared to the same period a year ago. Because the majority of our costs are labor-related, we expect our gross profit to fluctuate from period to period depending on the total revenues for the period.

Operating Expenses and Other

	Three Months Ended March 31,
	2018	2017	Increase (Decrease)	Percent Change
	($ in thousands)
Operating expenses:
Selling and marketing	$11,355	$10,693	$662	6%
Product development	2,118	1,943	175	9
General and administrative	3,399	3,056	343	11
Depreciation	1,080	1,091	(11)	(1)
Amortization of intangible assets	28	40	(12)	(30)
Total operating expenses	$17,980	$16,823	$1,157	7%
Interest and other expense, net	$(200)	$(163)	$(37)	23%
Provision for (benefit from) income taxes	$300	$(316)	$616	(195)%

Selling and Marketing. Selling and marketing expenses increased for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, primarily due to increases in employee-related expenses.

Product Development. Product development expense increased for the three months ended March 31, 2018, compared with the same period in 2017, primarily due to a reduction in the amount of development costs that were capitalized year over year as some resources were allocated to non-capitalized projects.

General and Administrative. General and administrative expense increased for the three months ended March 31, 2018, compared to the same period in 2017, primarily due to an increase in variable compensation-related expenses.

Depreciation and Amortization. Depreciation expense remained relatively flat for the three months ended March 31, 2018 when compared to the same period in 2017. The decrease in amortization of intangible assets expense was attributable to the timing with which amortization expense for certain intangible assets is recorded.

Interest and Other Expense, Net. Interest and other expense, net increased for the three months ended March 31, 2018, compared with the same period in 2017, primarily due to fluctuations in currency exchange rates.

Provision for Income Taxes. Our effective tax rate was 12.5% and 91.6% for the three months ended March 31, 2018 and 2017, respectively. We have permanent differences that increase our tax expense on income or reduce our tax benefit on loss. The lower rate in the first quarter of 2018, as compared to same period in 2017, was primarily due to the impact of excess deductions from stock-based compensation in the first quarter of 2018 and to the reduction of the US corporate tax rate from 35% to 21% as a result of the enactment of the Act. In addition, the Company had a high tax rate in the first quarter of 2017 due to discrete items recognized in a quarter with relatively low net income. The effective tax rate differs from the statutory rate primarily due to these permanent differences in non-deductible expenses, state income taxes, and foreign income taxes.

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

Liquidity and Capital Resources

Resources

At March 31, 2018, our cash, cash equivalents, and investments totaled $31.0 million, a $3.1 million decrease from December 31, 2017, primarily driven by investment in property and equipment, principal payments on our term loan, and the repurchase of shares under our Repurchase Plan, partially offset by cash generated from operations. We believe that our existing cash, cash equivalents, and investments and our cash flow from operating activities will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion internationally, future acquisitions we might undertake, and the expansion into complementary businesses. To the extent that our cash and cash equivalents, investments and cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more additional acquisitions of businesses.

	March 31, 2018	December 31, 2017
	(in thousands)
Cash, cash equivalents and investments	$31,039	$34,112
Accounts receivable, net	$26,608	$29,601

Cash, Cash Equivalents, and Investments

Our cash, cash equivalents, and investments at March 31, 2018 were held for working capital purposes and were invested primarily in money market accounts and municipal bonds and, to a lesser extent, government agency bonds, U.S. Treasury securities, and corporate bonds. We do not enter into investments for trading or speculative purposes.

Accounts Receivable, Net

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing with which we meet our performance obligations and on the timing of our cash collections, as well as on changes to our allowance for doubtful accounts. We use days sales outstanding (“DSO”) as a measurement of the quality and status of our receivables. We define DSO as net accounts receivable at quarter end divided by total revenues for the applicable period, multiplied by the number of days in the applicable period. DSO was 88 days at March 31, 2018 (99 days under ASC 605) and 90 days at December 31, 2017.

Cash Flows

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net cash provided by (used in) operating activities	$3,795	$(611)
Net cash (used in) provided by investing activities	$(98)	$1,912
Net cash used in financing activities	$(4,229)	$(3,143)

Operating Activities

Cash provided by (used in) operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, the provision for bad debt, stock-based compensation, deferred income taxes, and the effect of changes in working capital and other activities. Cash provided by operating activities for the three months ended March 31, 2018 was $3.8 million, compared to cash used in operating activities of $0.6 million for the three months ended March 31, 2017.

The increase in cash provided by operating activities was primarily a result of an increase in revenue and changes in operating assets and liabilities of $(1.2) million compared to $(3.6) million in the first three months of 2018 and 2017, respectively. Significant components of the changes in assets and liabilities in the first three months of 2018 included a $0.6 million decrease in accounts receivable.

Investing Activities

Cash used in investing activities in the three months ended March 31, 2018 was $0.1 million and was primarily a result of the purchase of property and equipment, partially offset by the proceeds from sales and maturities of investments. Cash provided by investing activities in the three months ended March 31, 2017 was $1.9 million and was primarily a result of proceeds from sales and maturities of investments, partially offset by the purchase of property and equipment, which was made up primarily of internal-use software and website development costs, computer equipment, and related software. We capitalized internal-use software and website development costs of $0.7 million and $0.8 million for the three months ended March 31, 2018 and 2017, respectively.

Financing Activities

In the first three months of 2018, we used $4.2 million for financing activities, consisting primarily of $2.5 million for the repayment of principal under the Term Loan and $1.6 million for the purchase of treasury shares and related costs. In the first three months of 2017, we used $3.1 million for financing activities, consisting primarily of $1.3 million for the repayment of principal on the Term Loan and $1.4 million for the purchase of treasury shares and related costs.

Common Stock Repurchase Program

In June 2016, we announced that our Board of Directors (our “Board”) had authorized a $20.0 million stock repurchase program (the “June 2016 Repurchase Program”), whereby we were authorized to repurchase our common stock from time to time on the open market or in privately negotiated transactions at prices and in the manner that may be determined by our Board.

On May 5, 2017, our Board reauthorized the common stock repurchase program to allow us to use the remaining balance of the unused authorization under the Repurchase Program after its original expiration in June 2017. The reauthorized program allows us to repurchase our common stock from time to time on the open market or in privately negotiated transactions at prices and in the manner that may be determined by our management. The reauthorized program has no time limit and may be suspended at any time. Additionally, we may establish, from time to time, 10b5-1 trading plans that will provide flexibility as we buy back our shares. As of March 31, 2018, we had $2.4 million remaining for purchases under the Repurchase Program. During the three months ended March 31, 2018 and 2017, we repurchased 112,303 and 161,147 shares of common stock, respectively, for an aggregate purchase price of $1.6 million and $1.4 million, respectively, pursuant to the Repurchase Program.

Repurchased shares are recorded under the cost method and are reflected as treasury stock in our accompanying Consolidated Balance Sheets. All share repurchases were funded with cash on hand.

Term Loan and Credit Facility Borrowings

On May 9, 2016, we entered into the Term Loan Agreement, under which we borrowed $50.0 million in aggregate principal amount pursuant to a five-year term loan (the “Term Loan”). The borrowings under the Term Loan Agreement are secured by a lien on substantially all of our assets, including a pledge of the stock of certain of our wholly-owned subsidiaries.

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

The Term Loan Agreement requires us to maintain compliance with certain covenants, including leverage and fixed charge coverage ratio covenants. At March 31, 2018, we were in compliance with all covenants under the Term Loan Agreement.

At our option, the Term Loan Agreement bears interest at either an annual rate of 1.50% plus the higher of (a) the Prime Rate in effect on such day and (b) the Federal Funds Effective Rate in effect on such day plus 0.50%, or the London Interbank Offered Rate (“LIBOR”) plus 2.50%. As of March 31, 2018, the applicable interest rate was 4.49%, representing LIBOR plus the applicable margin of 2.50%. Interest expense under the Term Loan Agreement was $0.3 million for each of the three months ended March 31, 2018 and 2017, which includes non-cash interest expense of $28 thousand and $23 thousand, respectively, related to the amortization of deferred issuance costs.

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

Capital Expenditures

We have made capital expenditures primarily for computer equipment and related software needed to host our websites, internal-use software development costs, as well as for leasehold improvements and other general purposes to support our growth. Our capital expenditures totaled $2.4 million and $1.1 million for the three month periods ended March 31, 2018 and 2017, respectively. A majority of our capital expenditures in the first three months of 2018 were for leasehold improvements and internal-use software and website development costs and, to a lesser extent, computer equipment and related software. We capitalized internal-use software and website development costs of $0.7 million and $0.8 million for the three months ended March 31, 2018 and 2017, respectively. We are not currently party to any purchase contracts related to future capital expenditures.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

There were no material changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Recent Accounting Pronouncements

See Note 2 and Note 3 to our consolidated financial statements for recent accounting pronouncements that could have an effect on us.

Forward Looking Statements

Certain information included in this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included or referenced in this Quarterly Report on Form 10-Q that address activities, events or developments which we expect will or may occur in the future are forward-looking statements, including statements regarding the intent, belief or current expectations of the Company and members of our management team. The words “will,” “believe,” “intend,” “expect,” “anticipate,” “project,” “estimate,” “predict” and similar expressions are also intended to identify forward-looking statements. Such statements may include those regarding guidance on our future financial results and other projections or measures of our future performance; our expectations concerning market opportunities and our ability to capitalize on them; and the amount and timing of the benefits expected from acquisitions, new products or services and other potential sources of additional revenues. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. These statements speak only as of the date of this Quarterly Report on Form 10-Q and are based on our current plans and expectations, and they involve risks and uncertainties that could cause actual future events or results to be different than those described in or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those relating to: market acceptance of our products and services, including continued increased sales of our IT Deal Alert offerings and continued increased international growth; relationships with customers, strategic partners and employees; difficulties in integrating acquired businesses; changes in economic or regulatory conditions or other trends affecting the internet, internet marketing and advertising and IT industries; and other matters included in our filings with the Securities and Exchange Commission, including those detailed under Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017. Actual results may differ materially from those contemplated by the forward-looking statements. We undertake no obligation to update our forward-looking statements to reflect future events or circumstances.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

We currently have subsidiaries in the United Kingdom, Hong Kong, Australia, Singapore, Germany and France. Additionally, we have a wholly foreign-owned enterprise formed under the laws of the People's Republic of China (“PRC”), and a variable interest entity in Beijing, PRC. Approximately 28% of our revenues for the three months ended March 31, 2018 were derived from customers with billing addresses outside of the United States and our foreign exchange gains/losses were not significant. We currently believe our exposure to foreign currency exchange rate fluctuations, including any impact of the United Kingdom’s decision to withdraw from the European Union, (“Brexit”), is financially immaterial and therefore have not entered into foreign currency hedging transactions. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in the future. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Our continued international expansion increases our exposure to exchange rate fluctuations and as a result such fluctuations could have a significant impact on our future results of operations.

Interest Rate Risk

At March 31, 2018, we had cash, cash equivalents, and investments totaling $31.0 million. These amounts were invested primarily in money market accounts and municipal bonds and, to a lesser extent, government agency bonds, U.S. Treasury securities, and corporate bonds. The cash, cash equivalents, and investments were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

Our exposure to market risk also relates to interest expense on borrowings under the Term Loan Agreement. At our option, the borrowings under the Term Loan Agreement bear interest at either an annual rate of 1.50% plus the higher of (a) the Prime Rate in effect on such day and (b) the Federal Funds Effective Rate in effect for such day plus 0.50%, or the London Interbank Offered Rate (“LIBOR”) plus 2.50% (see Note 8 to the consolidated financial statements). At March 31, 2018, there was $30.0 million of aggregate principal amount outstanding under the Term Loan Agreement.

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

In connection with the preparation of the Quarterly Report on Form 10-Q for the period ended March 31, 2018, management, under the supervision of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), conducted an evaluation of disclosure controls and procedures as of March 31, 2018. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control, that occurred during the first quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened litigation against us that could have a material adverse effect on our business, operating results or financial condition.

Item 1A. Risk Factors

Our business is subject to a number of risks, including those identified in Item 1A – “Risk Factors” of our 2017 Annual Report on Form 10-K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of March 31, 2018, there have been no material changes to the risk factors disclosed in our 2017 Annual Report on Form 10-K. We may disclose changes to any risk factors presented or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities

None.

(b)	Use of Proceeds from Registered Securities

None.

(c)	Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2018 – January 31, 2018	112,303	$14.34	112,303	$2,350,903
February 1, 2018 – February 28, 2018	—	$—	—	$2,350,903
March 1, 2018 – March 31, 2018	—	$—	—	$2,350,903
Total	112,303	$14.34	112,303	$2,350,903

(1)

In June 2016, we announced that our Board of Directors had approved the Repurchase Program, which authorized us to purchase up to $20.0 million of shares of our common stock from time to time on the open market or in privately negotiated transactions. Our Board of Directors reauthorized the Repurchase Program in May 2017 for the remaining balance of the original authorized amount.

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

*

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (ii) Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2018 and March 31, 2017, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and March 31, 2017 and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECHTARGET, INC.
(Registrant)

Date: May 9, 2018	By:	/s/ MICHAEL COTOIA
Michael Cotoia, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 9, 2018	By:	/s/ DANIEL NORECK
Daniel Noreck, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)