Form 10-Q
period 2018-06-30
TechTarget Inc
filed 2018-08-08
CIK 1293282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 31, 2018, the registrant had 27,580,754 shares of common stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TECHTARGET, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,269	$25,966
Short-term investments	4,006	7,650
Accounts receivable, net of allowance for doubtful accounts of $1,903 and $1,783 as of June 30, 2018 and December 31, 2017, respectively	28,438	29,601
Prepaid taxes	635	1,303
Prepaid expenses and other current assets	3,044	3,088
Total current assets	66,392	67,608
Property and equipment, net	11,256	9,786
Long-term investments	—	496
Goodwill	93,716	93,793
Intangible assets, net	439	506
Deferred tax assets	483	98
Other assets	871	882
Total assets	$173,157	$173,169
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,013	$1,542
Current portion of term loan	9,888	9,888
Accrued expenses and other current liabilities	2,962	3,343
Accrued compensation expenses	1,212	1,397
Income taxes payable	141	218
Contract liabilities	5,265	7,598
Total current liabilities	21,481	23,986
Long-term liabilities:
Long-term portion of term loan	17,370	22,339
Deferred rent	5,104	5,259
Deferred tax liabilities	508	838
Total liabilities	44,463	52,422
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 53,545,739 shares issued and 27,578,254 shares outstanding at June 30, 2018 and 53,338,297 shares issued and 27,483,115 shares outstanding at December 31, 2017	54	53
Treasury stock, 25,967,485 shares at June 30, 2018 and 25,855,182 shares at December 31, 2017, at cost	(172,429)	(170,816)
Additional paid-in capital	303,926	300,763
Accumulated other comprehensive (loss) income	(53)	65
Accumulated deficit	(2,804)	(9,318)
Total stockholders’ equity	128,694	120,747
Total liabilities and stockholders’ equity	$173,157	$173,169

See accompanying Notes to Consolidated Financial Statements.

TechTarget, Inc.

Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Revenues	$31,472	$26,664	$58,771	$50,241
Cost of revenues	7,124	7,085	13,849	14,021
Gross profit	24,348	19,579	44,922	36,220
Operating expenses:
Selling and marketing(1)	11,419	10,745	22,774	21,438
Product development(1)	2,069	2,016	4,187	3,959
General and administrative(1)	3,327	3,198	6,726	6,254
Depreciation	1,112	1,093	2,192	2,184
Amortization of intangible assets	28	42	56	82
Total operating expenses	17,955	17,094	35,935	33,917
Operating income	6,393	2,485	8,987	2,303
Interest and other expense, net	(644)	(94)	(844)	(257)
Income before provision for income taxes	5,749	2,391	8,143	2,046
Provision for income taxes	1,329	1,030	1,629	714
Net income	$4,420	$1,361	$6,514	$1,332
Other comprehensive income, net of tax:
Unrealized gain (loss) on investments (net of tax provision of $2, $0, $3 and $8, respectively)	$8	$(1)	$12	$14
Foreign currency translation (loss) gain	(263)	140	(129)	162
Other comprehensive income	(255)	139	(117)	176
Comprehensive income	$4,165	$1,500	$6,397	$1,508
Net income per common share:
Basic	$0.16	$0.05	$0.24	$0.05
Diluted	$0.15	$0.05	$0.23	$0.05
Weighted average common shares outstanding:
Basic	27,541	27,477	27,527	27,505
Diluted	28,759	28,333	28,664	28,261

(1)	Amounts include stock-based compensation expense as follows:

Cost of revenues	$31	$12	$61	$24
Selling and marketing	828	927	1,655	1,877
Product development	20	41	40	75
General and administrative	635	609	1,260	1,207

See accompanying Notes to Consolidated Financial Statements.

TechTarget, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	June 30,
	2018	2017
	(Unaudited)
Operating activities:
Net income	$6,514	$1,332
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,248	2,266
Provision for bad debt	501	405
Amortization of investment premiums	55	154
Stock-based compensation	3,016	3,183
Amortization of debt issuance costs	56	53
Changes in operating assets and liabilities:
Accounts receivable	662	(1,934)
Prepaid expenses and other current assets	188	(315)
Other assets	1	40
Accounts payable	222	(672)
Income taxes payable	(279)	947
Accrued expenses and other current liabilities	221	(643)
Accrued compensation expenses	(178)	230
Contract liabilities	(2,333)	1,722
Other liabilities	(153)	(210)
Net cash provided by operating activities	10,741	6,558
Investing activities:
Purchases of property and equipment, and other capitalized assets	(4,022)	(1,952)
Purchases of investments	—	(500)
Proceeds from sales and maturities of investments	4,100	4,000
Net cash provided by investing activities	78	1,548
Financing activities:
Tax withholdings related to net share settlements	(735)	(752)
Purchase of treasury shares and related costs	(1,613)	(2,145)
Proceeds from exercise of stock options	883	326
Debt issuance costs	—	(50)
Term loan principal payment	(5,000)	(2,500)
Net cash used in financing activities	(6,465)	(5,121)
Effect of exchange rate changes on cash and cash equivalents	(51)	(30)
Net increase in cash and cash equivalents	4,303	2,955
Cash and cash equivalents at beginning of period	25,966	18,485
Cash and cash equivalents at end of period	$30,269	$21,440
Supplemental disclosure of cash flow information:
Cash paid for (refunded from) taxes, net	$1,791	$(231)
Property and equipment included in accounts payable and in accrued expenses and other liabilities	$516	$—

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

2. Summary of Significant Accounting Policies

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these Notes to Consolidated Financial Statements. The Company’s critical accounting policies are those that affect its more significant judgments used in the preparation of its consolidated financial statements. A description of the Company’s critical accounting policies and estimates is contained in its Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and in this note to the consolidated financial statements. There were no material changes to the Company’s critical accounting policies and use of estimates during the first six months of 2018, other than those related revenue recognition resulting from the adoption of a new accounting pronouncement, as described in this Note 2 under “Revenue Recognition”.

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

Reclassifications

Historically, the Company presented online revenues and online cost of revenues separately from events revenues and events cost of revenues. On the Consolidated Statements of Income, the Company has combined these into a single line item for revenues and a single line item for cost of revenues, since the events product line, which was phased out in the first quarter of 2017, generated immaterial revenues and cost of revenues for the six months ended June 30, 2017 and no revenues or cost of revenues in the other periods presented on the Consolidated Statements of Income. These reclassifications are not material and had no effect on the total reported revenues or cost of revenues.

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

Revenue Recognition

The Company generates substantially all of its revenues from the sale of targeted marketing and advertising campaigns, which it delivers via its network of websites and data analytics solutions. Revenue is recognized when performance obligations are satisfied by transferring promised goods or services to customers, as determined by applying a five-step process consisting of: a) identifying the contract, or contracts, with a customer, b) identifying the performance obligations in the contract, c) determining the transaction price, d) allocating the transaction price to the performance obligations in the contract, and e) recognizing revenue when, or as, performance obligations are satisfied.

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

Accounting Guidance Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the Consolidated Statements of Income and Comprehensive Income. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements and disclosures. However, the Company anticipates that this standard will have a material impact on its financial position, primarily due to office space operating leases, for which the Company will be required to recognize lease assets and lease liabilities on its Consolidated Balance Sheets. The Company will continue to assess the potential impacts of this standard, including the impact the adoption of this guidance will have on its results of operations or cash flows, if any.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge (step 2 of the goodwill impairment test) and instead requires only a one-step quantitative impairment test, performed by comparing the fair value of goodwill with its carrying amount. ASU 2017-04 is effective on a prospective basis effective for goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements and disclosures but does not expect that it will have a material impact.

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

The Company’s offerings consist of IT Deal AlertTM and Core Online categories.

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

Core Online consists primarily of demand solutions, brand solutions, and custom content. Demand solutions offerings provide the Company’s customers the opportunity to maximize return on investment by capturing sales leads from the distribution and promotion of content to its audience. Demand solutions may contain the following components: white papers, webcasts, podcasts, videocasts and virtual trade shows, and content sponsorship, which the Company may utilize at its discretion. Brand solutions provide the Company’s customers to target audiences of IT and business professionals actively researching information related to their products and services. This can be accomplished through on-network or off-network branding as well as through the hosting of microsites. The Company will at times create custom content, such as white papers, case studies, webcasts, or videos, to our customers’ specifications through its Custom Content team.

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

Disaggregation of Revenue

The following table depicts the disaggregation of revenue according to categories consistent with how the Company evaluates its financial performance. International revenue consists of international geo-targeted campaigns, which are campaigns targeted at an audience of members outside of North America.

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2018	2017	Change	2018	2017	Change
	($ in thousands)			($ in thousands)
Total by Geographic Area:
North America:
North America IT Deal Alert	$10,389	$8,441	23%	$20,395	$16,609	23%
North America Core Online	10,798	8,993	20%	19,641	17,070	15%
Total North America	21,187	17,434	22%	40,036	33,679	19%
International:
International IT Deal Alert	3,658	3,215	14%	7,266	5,418	34%
International Core Online	6,627	6,015	10%	11,469	10,976	4%
Total International	10,285	9,230	11%	18,735	16,394	14%
Total Online by Product:
IT Deal Alert:
North America IT Deal Alert	10,389	8,441	23%	20,395	16,609	23%
International IT Deal Alert	3,658	3,215	14%	7,266	5,418	34%
Total IT Deal Alert	14,047	11,656	21%	27,661	22,027	26%
Core Online:
North America Core Online	10,798	8,993	20%	19,641	17,070	15%
International Core Online	6,627	6,015	10%	11,469	10,976	4%
Total Core Online	17,425	15,008	16%	31,110	28,046	11%
Other	—	—	—	—	168	(100)%
Total Revenues	$31,472	$26,664	18%	$58,771	$50,241	17%

Deferred Revenue and Contract Balances

Timing may differ between the satisfaction of performance obligations and the invoicing and collection of amounts related to the Company’s contracts with customers. Liabilities are recorded for amounts that are collected in advance of the satisfaction of performance obligations. Deferred revenue is included in contract liabilities on the accompanying Consolidated Balance Sheets and was $2.5 million and $4.9 million at June 30, 2018 and December 31, 2017, respectively. Additionally, certain customers may receive credits, which are accounted for as a material right. The Company estimates these amounts based on the expected amount of future services to be provided to customers and allocates a portion of the transaction price to these material rights. The Company recognizes these material rights as the material rights are exercised. The resulting amounts included in contract liabilities on the accompanying Consolidated Balance Sheets were $2.8 million and $2.7 million at June 30, 2018 and December 31, 2017, respectively. During the first six months of 2018, revenues of $2.5 million were recognized that had been included in the contract liabilities balance at December 31, 2017.

Contract Liabilities
Year-to-Date Activity	(in thousands)
Balance at December 31, 2017	$4,088
Deferral of revenue	3,650
Recognition of previously unearned revenue	(2,473)
Balance at June 30, 2018	$5,265

The Company reduced its accounts receivable by $3.5 million from $29.6 million to $26.1 million as of January 1, 2018 as a result of the adoption of Topic 606. There was a corresponding reduction of $3.5 million to its deferred revenue balance from $7.6 million to $4.1 million as of January 1, 2018 as a result of the adoption of Topic 606.

Payment terms and conditions vary by contract type, although terms generally include requirement of payment within 30 to 90 days. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined its contracts do not contain a financing component as they are generally less than one year. The Company increased its allowance for doubtful accounts by $0.5 million and had direct write-offs of $0.4 million, net of recoveries, during the six months ended June 30, 2018.

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

4. Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, short-term and long-term investments and contingent consideration. The fair value of these financial assets and liabilities was determined based on three levels of input as follows:

•	Level 1. Quoted prices in active markets for identical assets and liabilities;
•	Level 2. Observable inputs other than quoted prices in active markets; and
•	Level 3. Unobservable inputs.

The fair value hierarchy of the Company’s financial assets and liabilities carried at fair value and measured on a recurring basis is as follows:

		Fair Value Measurements at Reporting Date Using
	June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$11,418	$11,418	$—	$—
Short-term investments(2)	4,006	—	4,006	—
Total assets	$15,424	$11,418	$4,006	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$7,155	$7,155	$—	$—
Short-term investments(2)	7,650	—	7,650	—
Long-term investments(2)	496	—	496	—
Total assets	$15,301	$7,155	$8,146	$—

(1)	Included in cash and cash equivalents on the accompanying Consolidated Balance Sheets; valued at quoted market prices in active markets.
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

5. Cash, Cash Equivalents, and Investments

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less at date of purchase. Cash equivalents are carried at cost, which approximates their fair market value. Cash and cash equivalents consisted of the following:

	June 30, 2018	December 31, 2017
Cash	$18,851	$18,811
Money market funds	11,418	7,155
Total cash and cash equivalents	$30,269	$25,966

The Company’s short-term and long-term investments are accounted for as available for sale securities. These investments are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity, net of tax. The cumulative unrealized loss, net of taxes, was $6 and $17 as of June 30, 2018 and December 31, 2017, respectively. Realized gains and losses on the sale of these investments are determined using the specific identification method. There were no realized gains or losses during the six months ended June 30, 2018 or 2017.

Short-term and long-term investments consisted of the following:

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term and long-term investments:
U.S. Treasury securities	$999	$—	$(4)	$995
Government agency bonds	1,001	—	(3)	998
Municipal bonds	1,518	—	(3)	1,515
Corporate bonds	500	—	(2)	498
Total short-term and long-term investments	$4,018	$—	$(12)	$4,006

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term and long-term investments:
U.S. Treasury securities	$1,499	$—	$(6)	$1,493
Government agency bonds	1,003	—	(4)	999
Municipal bonds	4,169	—	(14)	4,155
Corporate bonds	1,502	—	(3)	1,499
Total short-term and long-term investments	$8,173	$—	$(27)	$8,146

The Company had eight debt securities in an unrealized loss position at June 30, 2018. All of these securities have been in such a position for no more than twenty-three months. The unrealized loss on those securities was approximately $12 and the fair value was $4.0 million. At December 31, 2017, the Company had fifteen debt securities in an unrealized loss position, and the unrealized loss on those securities was approximately $27, and the fair value was $8.1 million at that date. The Company uses specific identification when reviewing these investments for impairment. Because the Company does not intend to sell the investments that are in an unrealized loss position and it is not likely that the Company will be required to sell any investments before recovery of their cost basis, the Company does not consider those investments with an unrealized loss to be other-than-temporarily impaired at June 30, 2018.

The Company’s investments have contractual maturity dates that range from August 2018 to January 2019. All income generated from these investments is recorded as interest income.

6. Goodwill and Intangible Assets

The following table summarizes the Company’s intangible assets, net:

		June 30, 2018
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer, affiliate and advertiser relationships	5	$6,910	$(6,910)	$—
Developed websites, technology and patents	10	1,308	(926)	382
Trademark, trade name and domain name	8	1,790	(1,733)	57
Proprietary user information database and internet traffic	5	1,188	(1,188)	—
Total intangible assets		$11,196	$(10,757)	$439

		December 31, 2017
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer, affiliate and advertiser relationships	5	$6,938	$(6,938)	$—
Developed websites, technology and patents	10	1,342	(907)	435
Trademark, trade name and domain name	8	1,802	(1,731)	71
Proprietary user information database and internet traffic	5	1,202	(1,202)	—
Total intangible assets		$11,284	$(10,778)	$506

Intangible assets are amortized over their estimated useful lives, which range from five to ten years, using methods of amortization that are expected to reflect the estimated pattern of economic use. The remaining amortization expense will be recognized over a weighted-average period of approximately 2.82 years. Amortization expense was $0.1 million for each of the six months ended June 30, 2018 and 2017. Amortization expense is recorded within operating expenses as the intangible assets consist of customer-related assets which generate website traffic that the Company considers to be in support of selling and marketing activities. The Company did not write off any fully amortized intangible assets in the first six months of 2018. The change in the gross carrying amount of intangible assets during the six months ended June 30, 2018 was due to foreign currency translation gains and losses.

The Company expects amortization expense of intangible assets to be as follows:

Years Ending December 31:	Amortization Expense
2018 (July 1 – December 31)	$54
2019	91
2020	77
2021	93
2022	124
Total	$439

Goodwill and indefinite-lived intangible assets are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. The Company did not have any intangible assets other than goodwill with indefinite lives as of June 30, 2018 or December 31, 2017. There were no indications of impairment as of June 30, 2018, and the Company believes that, as of the balance sheet dates presented, none of the Company’s goodwill or intangible assets was impaired.

7. Net Income Per Common Share

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per common share is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Numerator:
Net income	$4,420	$1,361	$6,514	$1,332
Denominator:
Basic:
Weighted average shares of common stock and vested, undelivered restricted stock units outstanding	27,541,273	27,476,869	27,526,977	27,504,573
Diluted:
Weighted average shares of common stock and vested, undelivered restricted stock units outstanding	27,541,273	27,476,869	27,526,977	27,504,573
Effect of potentially dilutive shares (1)	1,218,052	856,510	1,137,494	756,471
Total weighted average shares of common stock and vested, undelivered restricted stock units outstanding and potentially dilutive shares	28,759,325	28,333,379	28,664,471	28,261,044
Net Income Per Share:
Basic net income per share	$0.16	$0.05	$0.24	$0.05
Diluted net income per share	$0.15	$0.05	$0.23	$0.05

(1)

In calculating diluted net income per share, 20,000 shares related to outstanding stock options and unvested, undelivered restricted stock units were excluded for each of the three and six months ended June 30, 2018, and 0.3 million shares related to outstanding stock options and unvested, undelivered restricted stock units were excluded for each of the three and six months ended June 30, 2017 because including them would have been anti-dilutive.

8. Term Loan Agreement

On May 9, 2016, the Company entered into a Senior Secured Credit Facilities Credit Agreement for a term loan (the “Term Loan Agreement”). Under the Term Loan Agreement, the Company borrowed and received $50.0 million in aggregate principal amount pursuant to a five-year term loan (the “Term Loan”). The borrowings under the Term Loan Agreement are secured by a lien on substantially all of the assets of the Company, including a pledge of the stock of certain of its wholly-owned subsidiaries. As of June 30, 2018, the carrying amount of the Term Loan was $27.3 million.

At the Company’s option, the Term Loan Agreement bears interest at either an annual rate of 1.50% plus the higher of (a) the Prime Rate in effect on such day and (b) the Federal Funds Effective Rate in effect on such day plus 0.50%, or the London Interbank Offered Rate (“LIBOR”) plus 2.50%. The applicable interest rate was 4.46% at June 30, 2018, representing LIBOR plus the applicable margin of 2.50%. Interest expense under the Term Loan Agreement was $0.7 million during each of the six months ended June 30, 2018 and 2017. This includes non-cash interest expense of $56 and $53 for the six months ended June 30, 2018 and 2017, respectively, related to the amortization of deferred issuance costs. During the six months ended June 30, 2018, the Company made principal payments totaling $5.0 million.

The Term Loan Agreement requires the Company to maintain compliance with certain covenants, including leverage and fixed charge coverage ratio covenants. At June 30, 2018, the Company was in compliance with all covenants under the Term Loan Agreement.

9. Commitments and Contingencies

Operating Leases

The Company conducts its operations in leased office facilities under various noncancelable operating lease agreements that expire through December 2029.

The lease for the Company’s Newton office contains rent concessions, which the Company is receiving over the life of the lease. Certain of the Company’s operating leases include lease incentives and escalating payment amounts and are renewable for varying periods. The Company is recognizing the related rent expense on a straight-line basis over the term of each lease, taking into account the lease incentives and escalating lease payments. Total rent expense under the Company’s leases was approximately $2.0 million and $2.3 million for the six months ended June 30, 2018 and 2017, respectively.

Future minimum lease payments under the Company’s noncancelable operating leases at June 30, 2018 are as follows:

Years Ending December 31:	Minimum Lease Payments
2018 (July 1 – December 31)	$2,150
2019	4,184
2020	3,641
2021	3,736
2022	3,397
Thereafter	24,664
Total	$41,772

Litigation

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At June 30, 2018 and December 31, 2017, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

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

At the inception of the plan, the Company reserved for issuance an aggregate of 2,911,667 shares of common stock under the 2007 Plan, which expired in May 2017. The 2007 Plan was subject to an automatic annual increase of shares on January 1 of each year, beginning on January 1, 2008, equal to the lesser of (a) 2% of the outstanding number of shares of common stock (on a fully-diluted basis) on the immediately preceding December 31 and (b) such lower number of shares as may be determined by the compensation committee of the Board. The number of shares available for issuance under the 2007 Plan was subject to adjustment in the event of a stock split, stock dividend or other change in capitalization. Approximately 8,224,334 shares were added to the 2007 Plan in accordance with the automatic annual increase and other provisions. No new awards may be granted under the 2007 Plan; however, the shares of common stock remaining in the 2007 Plan are available for issuance in connection with previously awarded grants under the 2007 Plan. There are 922,715 shares of common stock that remain subject to outstanding stock grants under the 2007 Plan as of June 30, 2018.

In March 2017, the Board approved the 2017 Stock Option and Incentive Plan (the “2017 Plan”), which was approved by the stockholders of the Company at the 2017 Annual Meeting and became effective June 16, 2017. The 2017 Plan replaces the Company’s 2007 Plan. On that date, approximately 3,000,000 shares of Common Stock were reserved for issuance under the 2017 Plan and, generally, shares that are forfeited or canceled from awards under the 2017 Plan also will be available for future awards. Under the 2017 Plan, the Company may grant restricted stock and restricted stock units, non-qualified stock options, stock appreciation rights, performance awards, and other stock-based and cash-based awards. Grants generally vest in equal tranches over a three-year period. Stock options granted under the 2017 Plan expire no later than ten years after the grant date. Shares of stock issued pursuant to restricted stock awards are restricted in that they are not transferable until they vest. Stock underlying awards of restricted stock units are not issued until the units vest. Non-qualified stock options cannot be exercised until they vest. Under the 2017 Plan, all stock options and stock appreciation rights must be granted with an exercise price that is at least equal to the fair market value of the stock on the date of grant. The 2017 Plan broadly prohibits the repricing of options and stock appreciation rights without stockholder approval and requires that no dividends or dividend equivalents be paid with respect to options or stock appreciation rights. The 2017 Plan further provides that, in the event any dividends or dividend equivalents are declared with respect to restricted stock, restricted stock units, other stock-based awards and performance awards (referred to as “full-value awards”), they would be subject to the same vesting and forfeiture provisions as the underlying award. There is a total of 700,000 shares of common stock that remain subject to outstanding stock grants under the 2017 Plan as of June 30, 2018.

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

A summary of the stock option activity under the Company’s plans for the six months ended June 30, 2018 is presented below:

Year-to-Date Activity	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2017	344,090	$6.41
Granted	20,000	28.42
Exercised	(155,375)	5.68		$2,372
Forfeited	—	—
Cancelled	—	—
Options outstanding at June 30, 2018	208,715	$9.05	4.39	$4,038
Options exercisable at June 30, 2018	168,715	$6.61	3.17	$3,677
Options vested or expected to vest at June 30, 2018	204,803	$8.86	4.29	$4,003

The total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $2.4 million and $0.2 million during the six months ended June 30, 2018 and June 30, 2017, respectively. The total amount of cash received from exercise of these options was approximately $0.9 million and $0.3 million during the six months ended June 30, 2018 and 2017, respectively.

Restricted Stock Units

Restricted stock units are valued at the market price of a share of the Company’s common stock on the date of the grant. A summary of the restricted stock unit activity under the Company’s plans for the six months ended June 30, 2018 is presented below:

Year-to-Date Activity	Shares	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Nonvested outstanding at December 31, 2017	1,414,000	$9.37
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested outstanding at June 30, 2018	1,414,000	$9.37	$40,158

There were no restricted stock units that vested during the three months ended June 30, 2018 or 2017.

As of June 30, 2018, there was $8.4 million of total unrecognized compensation expense related to stock options and restricted stock units, which is expected to be recognized over a weighted average period of 1.4 years.

11. Stockholders’ Equity

Reserved Common Stock

As of June 30, 2018, the Company has reserved 8,377,247 shares of common stock for use in settling outstanding options and unvested restricted stock units that have not been issued as well as future awards available for grant under the 2017 Plan.

Common Stock Repurchase Program

In June 2016, the Company announced that the Board had authorized a $20.0 million stock repurchase program (the “Repurchase Program”), whereby the Company was authorized to repurchase the Company’s common stock from time to time on the open market or in privately negotiated transactions at prices and in the manner determined by the Board. On May 5, 2017, the Company’s Board reauthorized the common stock repurchase program to allow the Company to use the remaining balance of the unused authorization under the Repurchase Program after its original expiration in June 2017. The reauthorized program allows the Company to repurchase its common stock from time to time on the open market or in privately negotiated transactions at prices and in the manner that may be determined by management. The reauthorized program has no time limit and may be suspended at any time. Additionally, the Company may establish, from time to time, 10b5-1 trading plans that will provide flexibility as it buys back its shares. Pursuant to the Repurchase Program, the Company repurchased 112,303 and 243,214 shares of common stock for an aggregate purchase price of $1.6 million and $2.1 million in the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, the Company had $2.4 million remaining for purchases under the Repurchase Program.

Repurchased shares are recorded under the cost method and are reflected as treasury stock in the accompanying Consolidated Balance Sheets. All share repurchases were funded with cash on hand.

12. Income Taxes

The Company’s effective income tax rate before discrete items was 27.5% and 44.8% for the six months ended June 30, 2018 and 2017, respectively. The Company recognized income tax benefits for discrete items of $0.6 million and $0.2 million during the six months ended June 30, 2018 and 2017, respectively. The Company measures its interim period tax expense using an estimated annual effective tax rate and adjustments for discrete taxable events that occur during the interim period. The estimated annual effective income tax rate is based upon the Company’s estimations of annual pre-tax income, the geographic mix of pre-tax income, and its interpretations of tax laws. The Company updates the estimate of its annual effective tax rate at the end of each quarterly period. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

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

On December 22, 2017, Staff Accounting Bulletin No. 118 was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In the first quarter of 2018, the Company obtained additional information affecting the provisional amount initially recorded for the transition tax for the three months ended December 31, 2017. As a result, the Company recorded an immaterial adjustment to the transition tax. Additional analysis of historical foreign earnings is necessary to complete the calculation of the transition tax. Any subsequent adjustment to the amount will be recorded to current tax expense in the quarter of 2018 when the analysis is complete.

In the first quarter of 2017, the Company adopted ASU 2016-09, which requires that all excess tax benefits and tax deficiencies related to stock compensation be recognized as income tax expense or benefit in the Consolidated Statements of Income and Comprehensive Income in the period incurred. The Company recognized $0.6 million and $0.1 million of income tax benefits from excess deductions net of shortfalls during the six months ended June 30, 2018 and 2017, respectively. As part of adopting ASU 2016-09, the Company recorded deferred tax assets for the federal and state excess tax benefit net operating losses in the amount of $0.2 million, with an offsetting entry to retained earnings.

13. Segment Information

The Company views its operations and manages its business as one operating segment based on factors such as how the Company manages its operations and how its executive management team reviews results and makes decisions on how to allocate resources and assess performance.

Geographic Data

Net sales to unaffiliated customers by geographic area were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
United States	$23,270	$18,810	$42,960	$35,995
United Kingdom	3,894	3,246	7,249	5,641
Other international	4,308	4,608	8,562	8,605
Total	$31,472	$26,664	$58,771	$50,241

Long-lived assets by geographic area were as follows:

	June 30, 2018	December 31, 2017
United States	$100,200	$98,683
International	5,211	5,402
Total	$105,411	$104,085

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

14. Subsequent Event

On August, 1 2018, the Company acquired certain of the operating assets associated with the business-to-business contact management provider Oceanos Marketing, Inc., for total consideration of $0.6 million. The consideration is subject to post-closing adjustments of up to a $0.2 million reduction in consideration. The Company expects the acquisition to be neutral to slightly accretive to earnings for the Company in 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including those discussed below in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2017 under Part I, Item 1A, “Risk Factors,” and in the other documents we file with the Securities and Exchange Commission. Please refer to our “Forward-Looking Statements” section on page 30.

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

We had approximately 19.5 million and 18.7 million registered members – our “audiences” – as of June 30, 2018 and 2017, respectively. While the size of our registered member base does not provide direct insight into our customer numbers or our revenues, the value of our services sold to our customers is a direct result of the breadth and reach of this content footprint. This footprint creates the opportunity for our clients to gain business leverage by targeting our audiences through customized marketing programs. Likewise, the behavior exhibited by these audiences enables us to provide our customers with data products to improve their marketing and sales efforts. The targeted nature of our member base enables IT vendors to reach a specialized audience efficiently because our content is highly segmented and aligned with the IT vendors’ specific products. With it, we have developed a broad customer base and, in 2018 expect to deliver marketing and sales services programs to approximately 1,300 customers.

Executive Summary

Our revenues for the six months ended June 30, 2018 increased by $8.5 million, or 17%, to $58.8 million, compared with the same period in 2017, driven by both higher IT Deal AlertTM revenues and higher revenues from our Core Online offerings. IT Deal Alert revenues were up 26% in the first six months of 2018, compared to the first six months of 2017, and quarterly IT Deal Alert revenues topped $10.0 million for the fifth consecutive quarter. Revenues from our Priority EngineTM product, which is a component of our IT Deal Alert offering, increased more than 80% in the first six months of 2018, compared to the first six months of 2017.

We continue to have success selling longer-term deals of approximately twelve months and, in the second quarter of 2018, 34% of our revenue was derived from longer-term contracts, compared to 21% in the second quarter of 2017. The amount of revenue that we derived from longer-term contracts in the second quarter of 2018 increased 85%, compared to the amount that we recognized in the second quarter of 2017.

We continue to benefit from our customers’ increasing demand for purchase intent data to fuel their sales and marketing outreach. Another important factor in our revenue trajectory relates to the evolving way our customers use our purchase intent data relative to our Core Online offerings. Our IT Deal Alert offerings help customers identify “in-market” prospects for their products and services – our Core Online offerings help them reach, influence, and activate these prospects. A growing number of customers purchase “always on” programs from us that combine these offerings to identify and influence active buyers throughout the year. The growth in our longer-term revenue component is evidence of our continued traction for these types of integrated programs. Customers also use our core and IT Deal Alert offerings in varying combinations to support quarterly sales and marketing campaigns. These purchases are more fluid – customers of this type may focus more on IT Deal Alert offerings in a particular campaign, and shift a subsequent program to accomplish outreach objectives like branding or lead generation. This creates a dynamic in which revenue may shift back and forth between the product categories. We think this will make the distinction between core and IT Deal Alert less useful over time.

Our international geo-targeted revenues, where our target audience is outside North America (“International”), increased 14% for the first six months of 2018, compared with the prior year period, primarily driven by international IT Deal Alert growth.

Gross profit percentage was 77% and 73% for the three months ended June 30, 2018 and 2017, respectively. Gross profit increased by $4.8 million, due to the increase in revenues as compared to the same period a year ago.

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

•

Brexit. The announcement of the results of the United Kingdom’s referendum in which voters approved an exit of the United Kingdom from the European Union, commonly referred to as “Brexit,” has resulted in significant general economic uncertainty as well as volatility in global stock markets and currency exchange rate fluctuations. In March 2017, the United Kingdom’s government initiated the exit process under Article 50 of the Lisbon Treaty, commencing a period of up to two years for the United Kingdom and other European Union member states to negotiate the terms of the withdrawal. While both parties have reported constructive progress with respect to the negotiations to date, continued uncertainty remains regarding the terms of the United Kingdom’s new partnership with the European Union and its member states. The overall impact of Brexit may create further global economic uncertainty, which may cause a subset of our customers to more closely monitor their costs in the affected region. Our revenues generated from customers who have billing addresses within the United Kingdom were approximately 10% of our total revenues for each of the six months ended June 30, 2018 and 2017.

•

Customer Demographics. In the three months ended June 30, 2018, online revenues from our ten major global customers, which we believe have the most significant international exposure, increased approximately 19% compared to the same period a year ago. Online revenues from our mid-sized customers (our largest 100 customers, excluding the ten major global customers described above, who we believe generally have less exposure internationally) increased by approximately 15% compared to the same period a year ago. Online revenues attributable to our smaller customers, which tend to be venture capital-backed start-ups that primarily operate in North America, increased by approximately 25% over the prior year period.

Our key strategic initiatives include:

•	Geographic. During the three months ended June 30, 2018, approximately 33% of our revenues were derived from International campaigns.
•

Product. IT Deal Alert revenues were approximately $14.0 million in the three months ended June 30, 2018, up from approximately $11.7 million in the same period in 2017. This includes International IT Deal Alert revenues of $3.7 million, which is also included in International revenues as discussed above. In the second quarter of 2018, we had more than 600 active customers utilizing our IT Deal Alert products and services, up from more than 500 active customers in the second quarter of 2017. We expect IT Deal Alert to continue to be a meaningful growth driver through 2018.

Our Core Online revenues were up 16% in the second quarter of 2018 compared to the second quarter of 2017.

Sources of Revenues

Revenue changes for the three and six month period ended June 30, 2018, as compared to the same periods in 2017, are shown in the table below. See Note 3 to our consolidated financial statements for additional information on our revenues.

	Three Months Ended June 30,		Percent	Six Months Ended June 30,		Percent
	2018	2017	Change	2018	2017	Change
	($ in thousands)			($ in thousands)
Revenues	$31,472	$26,664	18%	$58,771	$50,241	17%

We sell customized marketing programs to IT vendors targeting a specific audience within a particular IT or business sector or sub-sector. We maintain multiple points of contact with our customers to provide support throughout their organizations and their customers’ IT sales cycles. As a result, our customers often run multiple advertising programs with us in order to target their desired audience of IT and business professionals more effectively. There are multiple factors that can impact our customers’ marketing and advertising objectives and spending with us, including but not limited to, IT product launches, increases or decreases to their advertising budgets, the timing of key industry marketing events, responses to competitor activities and efforts to address specific marketing objectives such as creating brand awareness or generating sales leads. Our products and services are generally delivered under short-term contracts that run for the length of a given program, typically less than six months. In 2016, we began to enter into longer-term contracts with certain customers, and in the quarter ended June 30, 2018, approximately 34% of our revenues were from longer-term contracts of approximately twelve months. In the second quarter of 2018, demand generation and brand advertising remained our primary sources of revenues, while data analytics-driven intelligence solutions, driven by growth in our IT Deal Alert products and services, contributed approximately of 45% revenues as compared with approximately 44% for the same period in 2017.

Historically, we offered an events product line, which was phased out in the first quarter of 2017 and which did not generate material revenues or cost of revenues for any of the periods presented.

Product and Service Offerings

We use our product and service offerings to provide IT vendors with numerous touch points to identify, reach and influence key IT decision makers. The following is a description of the products and services we offer, which may be provided separately or combined as part of an integrated marketing campaign.

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

Cost of Revenues, Operating Expenses, and Other

Expenses consist of cost of revenues, selling and marketing, product development, general and administrative, depreciation, amortization, and interest and other expense, net. Personnel-related costs are a significant component of each of these expense categories except for depreciation, amortization, and interest and other expense, net.

Cost Revenues. Cost of revenues consists primarily of: salaries and related personnel costs; member acquisition expenses (primarily keyword purchases from leading internet search sites); freelance writer expenses; website hosting costs; vendor expenses associated with the delivery of webcast, podcast, videocast and similar content, and other offerings; stock-based compensation expenses; facility expenses, and other related overhead.

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

Our critical accounting policies are those that affect our more significant judgments used in the preparation of our consolidated financial statements. A description of our critical accounting policies and estimates is contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Other than those noted in Note 2 to our consolidated financial statements, there were no material changes to our critical accounting policies and estimates during the first six months of 2018.

Income Taxes

We are subject to income taxes in both the U.S. and foreign jurisdictions, and we use estimates in determining our provision for income taxes. We recognize deferred tax assets and liabilities based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates.

Our deferred tax assets are comprised primarily of book to tax differences on stock-based compensation and timing of deductions for deferred rent, accrued expenses, depreciation and amortization. As of June 30, 2018, we had foreign net operating loss (“NOL”) carryforwards of $0.7 million, which may be used to offset future taxable income in foreign jurisdictions until they expire at various dates through 2022. The deferred tax assets related to the foreign NOL carryforwards have been fully offset by a valuation allowance.

On December 22, 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code of 1986, as amended. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017. We have calculated our best estimate of the impact of the Act in our quarter end income tax provision in accordance with our understanding of the Act and guidance available as of the date of this filing and, as a result, have recorded $14 thousand as additional income tax benefit in the first six months of 2018.

Results of Operations

The following table sets forth our results of operations for the periods indicated, including percentage of total revenues:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	($ in thousands)				($ in thousands)
Revenues	$31,472	100%	$26,664	100%	$58,771	100%	$50,241	100%
Cost of revenues	7,124	23%	7,085	27%	13,849	24%	14,021	28%
Gross profit	24,348	77%	19,579	73%	44,922	76%	36,220	72%
Operating expenses:
Selling and marketing	11,419	36%	10,745	40%	22,774	39%	21,438	43%
Product development	2,069	7%	2,016	8%	4,187	7%	3,959	8%
General and administrative	3,327	11%	3,198	12%	6,726	11%	6,254	12%
Depreciation	1,112	4%	1,093	4%	2,192	4%	2,184	4%
Amortization of intangible assets	28	0%	42	0%	56	0%	82	0%
Total operating expenses	17,955	57%	17,094	64%	35,935	61%	33,917	68%
Operating income	6,393	20%	2,485	9%	8,987	15%	2,303	5%
Interest and other expense, net	(644)	(2)%	(94)	(0)%	(844)	(1)%	(257)	(1)%
Income before provision for income taxes	5,749	18%	2,391	9%	8,143	14%	2,046	4%
Provision for income taxes	1,329	4%	1,030	4%	1,629	3%	714	1%
Net income	$4,420	14%	$1,361	5%	$6,514	11%	$1,332	3%

Comparison of Three Months Ended June 30, 2018 and 2017

Revenues

	Three months ended June 30,
	2018	2017	Increase (Decrease)	Percent Change
	($ in thousands)
Revenues	$31,472	$26,664	$4,808	18%

Revenues. The increase in revenues is attributable to increases from both our IT Deal Alert and Core Online product offerings.

Cost of Revenues and Gross Profit

	Three Months Ended June 30,
	2018	2017	Increase (Decrease)	Percent Change
	($ in thousands)
Cost of revenues	$7,124	$7,085	$39	1%
Gross profit	$24,348	$19,579	$4,769	24%
Gross profit percentage	77%	73%

Cost of Revenues. Cost of revenues remained relatively flat in the second quarter of 2018 compared with the same period the prior year.

Gross Profit. Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. Gross profit percentage was 77% for the second quarter of 2018 and 73% for the second quarter of 2017. Gross profit increased by $4.8 million in the second quarter of 2018, as compared to the same period in 2017, primarily attributable to the increase in online revenues as compared to the same period a year ago. Because the majority of our costs are labor-related, we expect our gross profit to fluctuate from period to period depending on the total revenues for the period.

Operating Expenses and Other

	Three Months Ended June 30,
	2018	2017	Increase (Decrease)	Percent Change
	($ in thousands)
Operating expenses:
Selling and marketing	$11,419	$10,745	$674	6%
Product development	2,069	2,016	53	3
General and administrative	3,327	3,198	129	4
Depreciation	1,112	1,093	19	2
Amortization of intangible assets	28	42	(14)	(33)
Total operating expenses	$17,955	$17,094	$861	5%
Interest and other expense, net	$(644)	$(94)	$(550)	585%
Provision for income taxes	$1,329	$1,030	$299	29%

Selling and Marketing. Selling and marketing expenses increased for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017, primarily due to increases in employee-related expenses.

Product Development. Product development expense remained relatively flat for the three months ended June 30, 2018, compared with the same period in 2017.

General and Administrative. General and administrative expense increased for the three months ended June 30, 2018, compared to the same period in 2017, primarily due to an increase in variable compensation-related expenses.

Depreciation and Amortization. Depreciation expense remained relatively flat for the three months ended June 30, 2018 when compared to the same period in 2017. The decrease in amortization of intangible assets expense was attributable to the timing with which amortization expense for certain intangible assets is recorded.

Interest and Other Expense, Net. Interest and other expense, net increased for the three months ended June 30, 2018, compared with the same period in 2017, primarily due to fluctuations in currency exchange rates.

Provision for Income Taxes. Our effective tax rate was 23.1% and 43.1% for the three months ended June 30, 2018 and 2017, respectively. The effective tax rate differs from the statutory rate primarily due to permanent differences including non-deductible expenses, state income taxes, and foreign income taxes. These permanent differences may increase our tax expense on income or reduce our tax benefit on loss. The lower rate in the second quarter of 2018, as compared to same period in 2017, was primarily due to the impact of excess deductions from stock-based compensation in the second quarter of 2018 and to the reduction of the US corporate tax rate from 35% to 21% as a result of the enactment of the Act.

Comparison of Six Months Ended June 30, 2018 and 2017

Revenues

	Six Months Ended June 30,
	2018	2017	Increase (Decrease)	Percent Change
	($ in thousands)
Revenues	$58,771	$50,241	$8,530	17%

Revenues. The increase in revenues is primarily attributable to an increase of $5.6 million in revenues from our IT Deal Alert product offerings.

Cost of Revenues and Gross Profit

	Six Months Ended June 30,
	2018	2017	Increase (Decrease)	Percent Change
	($ in thousands)
Cost of revenues	$13,849	$14,021	$(172)	(1)%
Gross profit	$44,922	$36,220	$8,702	24%
Gross profit percentage	76%	72%

Cost of Revenues. Cost of revenues remained relatively flat in the first six months of 2018 compared with the same period the prior year.

Gross Profit. Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. Gross profit percentage was 76% for the first six months of 2018 and 72% for the first six months of 2017. Gross profit increased by $8.7 million in the six months ended June 30, 2018 compared to the same period in 2017, primarily attributable to the increase in revenues as compared to the same period a year ago. Because the majority of our costs are labor-related, we expect our gross profit to fluctuate from period depending on the total revenues for the period.

Operating Expenses and Other

	Six Months Ended June 30,
	2018	2017	Increase (Decrease)	Percent Change
	($ in thousands)
Operating expenses:
Selling and marketing	$22,774	$21,438	$1,336	6%
Product development	4,187	3,959	228	6
General and administrative	6,726	6,254	472	8
Depreciation	2,192	2,184	8	0
Amortization of intangible assets	56	82	(26)	(32)
Total operating expenses	$35,935	$33,917	$2,018	6%
Interest and other expense, net	$(844)	$(257)	$(587)	228%
Provision for income taxes	$1,629	$714	$915	128%

Selling and Marketing. Selling and marketing expenses increased for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, primarily due to increases in employee-related expenses.

Product Development. Product development expense increased for the six months ended June 30, 2018, compared with the same period in 2017, primarily due to a reduction in the amount of development costs that were capitalized year over year as some resources were dedicated to non-capitalized projects.

General and Administrative. General and administrative expense increased for the six months ended June 30, 2018, compared with the same period in 2017, primarily due to an increase in variable compensation-related expenses.

Depreciation and Amortization. Depreciation expense remained relatively flat for the six months ended June 30, 2018 when compared to the same period in 2017. The decrease in amortization of intangible assets expense was attributable to the timing with which amortization expense for certain intangible assets is recorded.

Interest and Other Expense, Net. Interest and other expense, net increased for the six months ended June 30, 2018, compared with the same period in 2017, primarily due to fluctuations in currency exchange rates.

Provision for Income Taxes. Our effective tax rate was 20.0% and 34.9% for the six months ended June 30, 2018 and 2017, respectively. The effective tax rate differs from the statutory rate primarily due to permanent differences including non-deductible expense, state income taxes, and foreign income taxes. These permanent differences may increase our tax expense on income or reduce our tax benefit on loss. The lower rate in the six months ended June 30, 2018, as compared to the same period in 2017 was primarily due to primarily due to the impact of excess deductions from stock-based compensation in the second quarter of 2018 and to the reduction of the US corporate tax rate from 35% to 21% as a result of the enactment of the Act.

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

Liquidity and Capital Resources

Resources

At June 30, 2018, our cash, cash equivalents, and investments totaled $34.3 million, a $0.2 million increase from December 31, 2017, primarily driven by cash generated from operations, partially offset by investment in property and equipment, principal payments on our term loan, and the repurchase of shares under our Repurchase Plan. We believe that our existing cash, cash equivalents, and investments and our cash flow from operating activities will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion internationally, future acquisitions we might undertake, and the expansion into complementary businesses. To the extent that our cash and cash equivalents, investments and cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more additional acquisitions of businesses.

	June 30, 2018	December 31, 2017
	(in thousands)
Cash, cash equivalents and investments	$34,275	$34,112
Accounts receivable, net	$28,438	$29,601

Cash, Cash Equivalents, and Investments

Our cash, cash equivalents, and investments at June 30, 2018 were held for working capital purposes. Our investments were primarily in money market accounts and municipal bonds. We do not enter into investments for trading or speculative purposes.

Accounts Receivable, Net

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing with which we meet our performance obligations and on the timing of our cash collections, as well as on changes to our allowance for doubtful accounts. We use days sales outstanding (“DSO”) as a measurement of the quality and status of our receivables. We define DSO as net accounts receivable at quarter end divided by total revenues for the applicable period, multiplied by the number of days in the applicable period. DSO was 82 days at June 30, 2018 and 90 days at December 31, 2017.

Cash Flows

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$10,741	$6,558
Net cash provided by investing activities	$78	$1,548
Net cash used in financing activities	$(6,465)	$(5,121)

Operating Activities

Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, the provision for bad debt, stock-based compensation, deferred income taxes, and the effect of changes in working capital and other activities. Cash provided by operating activities for the six months ended June 30, 2018 was $10.7 million, compared to cash provided by operating activities of $6.6 million for the six months ended June 30, 2017.

The increase in cash provided by operating activities was primarily a result of an increase in revenue, partially offset by changes in operating assets and liabilities of $(1.6) million compared to $(0.8) million in the first six months of 2018 and 2017, respectively. Significant components of the changes in assets and liabilities in the first six months of 2018 included a $2.3 million decrease in contract liabilities and a $0.6 million decrease in accounts receivable.

Investing Activities

Cash provided by investing activities in the six months ended June 30, 2018 was $0.1 million and was primarily a result of the proceeds from sales and maturities of investments, mostly offset by the purchase of property and equipment, primarily for leasehold improvements and internal-use software and website development costs and, to a lesser extent, computer equipment and related software. Cash provided by investing activities in the six months ended June 30, 2017 was $1.5 million and was primarily a result of proceeds from sales and maturities of investments, partially offset by the purchase of property and equipment, which was made up primarily of internal-use software and website development costs, computer equipment, and related software. We capitalized internal-use software and website development costs of $0.8 million for each of the three months ended June 30, 2018 and 2017, and $1.5 million and $1.6 million for the six months ended June 30, 2018 and 2017, respectively.

Financing Activities

In the first six months of 2018, we used $6.5 million for financing activities, consisting primarily of $5.0 million for the repayment of principal under the Term Loan and $1.6 million for the purchase of treasury shares and related costs. In the first six months of 2017, we used $5.1 million for financing activities, consisting primarily of $2.5 million for the repayment of principal on the Term Loan and $2.1 million for the purchase of treasury shares and related costs.

Common Stock Repurchase Program

In June 2016, we announced that our Board of Directors (our “Board”) had authorized a $20.0 million stock repurchase program (the “June 2016 Repurchase Program”), whereby we were authorized to repurchase our common stock from time to time on the open market or in privately negotiated transactions at prices and in the manner that may be determined by our Board.

On May 5, 2017, our Board reauthorized the common stock repurchase program to allow us to use the remaining balance of the unused authorization under the Repurchase Program after its original expiration in June 2017. The reauthorized program allows us to repurchase our common stock from time to time on the open market or in privately negotiated transactions at prices and in the manner that may be determined by our management. The reauthorized program has no time limit and may be suspended at any time. Additionally, we may establish, from time to time, 10b5-1 trading plans that will provide flexibility as we buy back our shares. As of June 30, 2018, we had $2.4 million remaining for purchases under the Repurchase Program. During the three months ended June 30, 2018, we did not repurchase any shares of our common stock. During the six months ended June 30, 2018, we repurchased 112,303 shares of common stock for an aggregate purchase price of $1.6 million, pursuant to the Repurchase Program. During the three and six months ended June 30, 2017, we repurchased 82,067 and 243,214 shares of common stock, respectively, for an aggregate purchase price of $0.8 million and $2.1 million, respectively, pursuant to the Repurchase Program.

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

The Term Loan Agreement requires us to maintain compliance with certain covenants, including leverage and fixed charge coverage ratio covenants. At June 30, 2018, we were in compliance with all covenants under the Term Loan Agreement.

At our option, the Term Loan Agreement bears interest at either an annual rate of 1.50% plus the higher of (a) the Prime Rate in effect on such day and (b) the Federal Funds Effective Rate in effect on such day plus 0.50%, or the London Interbank Offered Rate (“LIBOR”) plus 2.50%. As of June 30, 2018, the applicable interest rate was 4.46%, representing LIBOR plus the applicable margin of 2.50%. Interest expense under the Term Loan Agreement was $0.3 million and $0.7 million for the three and six months ended June 30, 2018, respectively, which includes non-cash interest expense related to the amortization of deferred issuance costs of $28 thousand and $56 thousand, respectively.

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

Capital Expenditures

We have made capital expenditures primarily for computer equipment and related software needed to host our websites, internal-use software development costs, as well as for leasehold improvements and other general purposes to support our growth. Our capital expenditures totaled $4.0 million and $2.0 million for the six month periods ended June 30, 2018 and 2017, respectively. A majority of our capital expenditures in the first six months of 2018 were for leasehold improvements and internal-use software and website development costs and, to a lesser extent, computer equipment and related software. We capitalized internal-use software and website development costs of $1.5 million and $1.6 million for the six months ended June 30, 2018 and 2017, respectively. We are not currently party to any purchase contracts related to future capital expenditures.

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

Foreign Currency Exchange Risk

We currently have subsidiaries in the United Kingdom, Hong Kong, Australia, Singapore, Germany and France. Additionally, we have a wholly foreign-owned enterprise formed under the laws of the People's Republic of China (“PRC”), and a variable interest entity in Beijing, PRC. Approximately 26% of our revenues for the three months ended June 30, 2018 were derived from customers with billing addresses outside of the United States and our foreign exchange gains/losses were not significant. We currently believe our exposure to foreign currency exchange rate fluctuations, including any impact of the United Kingdom’s decision to withdraw from the European Union, (“Brexit”), is financially immaterial and therefore have not entered into foreign currency hedging transactions. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in the future. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Our continued international expansion increases our exposure to exchange rate fluctuations and as a result such fluctuations could have a significant impact on our future results of operations.

Interest Rate Risk

At June 30, 2018, we had cash, cash equivalents, and investments totaling $34.3 million. The investments were primarily in money market accounts and municipal bonds. The cash, cash equivalents, and investments were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

Our exposure to market risk also relates to interest expense on borrowings under the Term Loan Agreement. At our option, the borrowings under the Term Loan Agreement bear interest at either an annual rate of 1.50% plus the higher of (a) the Prime Rate in effect on such day and (b) the Federal Funds Effective Rate in effect for such day plus 0.50%, or the London Interbank Offered Rate (“LIBOR”) plus 2.50% (see Note 8 to the consolidated financial statements). At June 30, 2018, there was $27.5 million of aggregate principal amount outstanding under the Term Loan Agreement.

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

In connection with the preparation of the Quarterly Report on Form 10-Q for the period ended June 30, 2018, management, under the supervision of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), conducted an evaluation of disclosure controls and procedures as of June 30, 2018. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control, that occurred during the second quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened litigation against us that could have a material adverse effect on our business, operating results or financial condition.

Item 1A. Risk Factors

Our business is subject to a number of risks, including those identified in Item 1A – “Risk Factors” of our 2017 Annual Report on Form 10-K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of June 30, 2018, there have been no material changes to the risk factors disclosed in our 2017 Annual Report on Form 10-K. We may disclose changes to any risk factors presented or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities

None.

(b)	Use of Proceeds from Registered Securities

None.

(c)	Purchases of Equity Securities by the Issuer

None.

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

*

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (ii) Consolidated Statements of Income and Comprehensive Income for the six months ended June 30, 2018 and June 30, 2017, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and June 30, 2017 and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECHTARGET, INC.
(Registrant)

Date: August 8, 2018	By:	/s/ MICHAEL COTOIA
Michael Cotoia, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 8, 2018	By:	/s/ DANIEL NORECK
Daniel Noreck, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)