Form 10-Q
period 2018-09-30
TechTarget Inc
filed 2018-11-07
CIK 1293282

Te sec

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2018, the registrant had 28,001,671 shares of common stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TECHTARGET, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,447	$25,966
Short-term investments	3,000	7,650
Accounts receivable, net of allowance for doubtful accounts of $1,975 and $1,783 as of September 30, 2018 and December 31, 2017, respectively	27,621	29,601
Prepaid taxes	2,171	1,303
Prepaid expenses and other current assets	3,751	3,088
Total current assets	65,990	67,608
Property and equipment, net	10,980	9,786
Long-term investments	—	496
Goodwill	93,709	93,793
Intangible assets, net	892	506
Deferred tax assets	526	98
Other assets	869	882
Total assets	$172,966	$173,169
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,960	$1,542
Current portion of term loan	9,888	9,888
Accrued expenses and other current liabilities	3,130	3,343
Accrued compensation expenses	1,394	1,397
Income taxes payable	141	218
Contract liabilities	5,275	7,598
Total current liabilities	21,788	23,986
Long-term liabilities:
Long-term portion of term loan	14,898	22,339
Deferred rent	5,027	5,259
Deferred tax liabilities	396	838
Total liabilities	42,109	52,422
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 54,082,275 shares issued and 28,001,671 shares outstanding at September 30, 2018 and 53,338,297 shares issued and 27,483,115 shares outstanding at December 31, 2017	54	53
Treasury stock, 26,080,604 shares at September 30, 2018 and 25,855,182 shares at December 31, 2017, at cost	(174,780)	(170,816)
Additional paid-in capital	304,789	300,763
Accumulated other comprehensive (loss) income	(171)	65
Retained earnings (accumulated deficit)	965	(9,318)
Total stockholders’ equity	130,857	120,747
Total liabilities and stockholders’ equity	$172,966	$173,169

See accompanying Notes to Consolidated Financial Statements.

TechTarget, Inc.

Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Revenues	$30,742	$28,012	$89,513	$78,253
Cost of revenues(1)	7,445	6,951	21,294	20,972
Gross profit	23,297	21,061	68,219	57,281
Operating expenses:
Selling and marketing(1)	12,479	11,568	35,254	33,006
Product development(1)	2,340	2,209	6,527	6,168
General and administrative(1)	3,938	3,288	10,663	9,542
Depreciation and amortization	1,156	1,109	3,404	3,375
Total operating expenses	19,913	18,174	55,848	52,091
Operating income	3,384	2,887	12,371	5,190
Interest and other expense, net	(362)	(190)	(1,206)	(447)
Income before (benefit from) provision for income taxes	3,022	2,697	11,165	4,743
(Benefit from) provision for income taxes	(747)	623	882	1,337
Net income	$3,769	$2,074	$10,283	$3,406
Other comprehensive (loss) income, net of tax:
Unrealized gain on investments (net of tax provision of $5, $3, $8 and $11, respectively)	$1	$6	$13	$20
Foreign currency translation (loss) gain	(120)	71	(249)	233
Other comprehensive (loss) income	(119)	77	(236)	253
Comprehensive income	$3,650	$2,151	$10,047	$3,659
Net income per common share:
Basic	$0.14	$0.08	$0.37	$0.12
Diluted	$0.13	$0.07	$0.36	$0.12
Weighted average common shares outstanding:
Basic	27,827	27,555	27,627	27,521
Diluted	28,764	28,320	28,711	28,275

(1)	Amounts include stock-based compensation expense as follows:

Cost of revenues	$53	$13	$114	$38
Selling and marketing	1,608	1,284	3,263	3,161
Product development	73	18	113	92
General and administrative	1,394	811	2,654	2,018

See accompanying Notes to Consolidated Financial Statements.

TechTarget, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	September 30,
	2018	2017
	(Unaudited)
Operating activities:
Net income	$10,283	$3,406
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,404	3,375
Provision for bad debt	701	606
Amortization of investment premiums	68	214
Stock-based compensation	6,144	5,309
Amortization of debt issuance costs	84	81
Changes in operating assets and liabilities:
Accounts receivable	1,158	(7,447)
Prepaid expenses and other current assets	(1,072)	(759)
Other assets	1	44
Accounts payable	266	(618)
Income taxes payable	(1,391)	1,581
Accrued expenses and other current liabilities	270	(130)
Accrued compensation expenses	8	519
Contract liabilities	(2,322)	3,159
Other liabilities	(229)	(321)
Net cash provided by operating activities	17,373	9,019
Investing activities:
Purchases of property and equipment, and other capitalized assets	(4,970)	(2,761)
Purchases of investments	—	(500)
Proceeds from sales and maturities of investments	5,100	7,300
Acquisitions of businesses, net	(370)	—
Net cash (used for) provided by investing activities	(240)	4,039
Financing activities:
Tax withholdings related to net share settlements	(3,073)	(3,789)
Purchase of treasury shares and related costs	(3,964)	(5,222)
Proceeds from exercise of stock options	956	561
Debt issuance costs	—	(50)
Term loan principal payment	(7,500)	(3,750)
Net cash used in financing activities	(13,581)	(12,250)
Effect of exchange rate changes on cash and cash equivalents	(71)	(40)
Net increase in cash and cash equivalents	3,481	768
Cash and cash equivalents at beginning of period	25,966	18,485
Cash and cash equivalents at end of period	$29,447	$19,253
Supplemental disclosure of cash flow information:
Cash paid for (refunded from) taxes, net	$2,734	$(166)
Property and equipment included in accounts payable and in accrued expenses and other liabilities	$408	$—

See accompanying Notes to Consolidated Financial Statements.

TECHTARGET, INC.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data, where otherwise noted, or instances where expressed in millions)

1. Organization and Operations

TechTarget, Inc. and its subsidiaries (the “Company”) is a leading provider of specialized online content for buyers of enterprise information technology (“IT”) products and services, and a leading provider of purchase-intent marketing and sales services for enterprise technology vendors. The Company’s service offerings enable technology vendors to better identify, reach, and influence corporate IT decision makers actively researching specific IT purchases. The Company improves vendors’ ability to impact these audiences for business growth using advanced targeting, analytics, and data services complemented with customized marketing programs that integrate demand generation and brand advertising techniques. The Company operates a network of over 140 websites, each of which focuses on a specific IT sector such as storage, security, or networking. IT and business professionals have become increasingly specialized, and they have come to rely on the Company’s sector-specific websites for purchasing decision support. The Company’s content platform enables IT and business professionals to navigate the complex and rapidly changing IT landscape where purchasing decisions can have significant financial and operational consequences. At critical stages of the purchase decision process, these content offerings, through different channels, meet IT and business professionals’ needs for expert, peer, and IT vendor information and provide a platform on which IT vendors can launch targeted marketing campaigns which generate measurable return on investment. Based upon the logical clustering of members’ respective job responsibilities and the marketing focus of the products being promoted by the Company’s customers, the Company categorizes its content offerings to address the key market opportunities and audience extensions across a portfolio of distinct media groups including: Security; Networking; Storage; Data Center and Virtualization Technologies; CIO/IT Strategy; Business Applications and Analytics; Application Architecture and Development; and Channel.

2. Summary of Significant Accounting Policies

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these Notes to Consolidated Financial Statements. The Company’s critical accounting policies are those that affect its more significant judgments used in the preparation of its consolidated financial statements. A description of the Company’s critical accounting policies and estimates is contained in its Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and in this note to the consolidated financial statements. There were no material changes to the Company’s critical accounting policies and use of estimates during the first nine months of 2018, other than those related revenue recognition resulting from the adoption of a new accounting pronouncement, as described in this Note 2 under “Revenue Recognition”.

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

Reclassifications

Historically, the Company presented online revenues and online cost of revenues separately from events revenues and events cost of revenues. On the Consolidated Statements of Income and Comprehensive Income, the Company has combined these into a single line item for revenues and a single line item for cost of revenues, since the events product line, which was phased out in the first quarter of 2017, generated immaterial revenues and cost of revenues for the nine months ended September 30, 2017 and no revenues or cost of revenues in the other periods presented on the Consolidated Statements of Income and Comprehensive Income. These reclassifications are not material and had no effect on the total reported revenues or cost of revenues.

In addition, the Company historically presented depreciation expense and amortization expense as separate line items on the Consolidated Statements of Income and Comprehensive Income. Due to the immateriality of amortization expense, the Company has combined these expenses into a single line item. This reclassification had no effect on total operating expenses or net income.

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

Revenue Recognition

The Company generates substantially all of its revenues from the sale of targeted marketing and sales services and advertising campaigns utilizing, which it delivers via its network of websites and data analytics solutions. Revenue is recognized when performance obligations are satisfied by transferring promised goods or services to customers, as determined by applying a five-step process consisting of: a) identifying the contract, or contracts, with a customer, b) identifying the performance obligations in the contract, c) determining the transaction price, d) allocating the transaction price to the performance obligations in the contract, and e) recognizing revenue when, or as, performance obligations are satisfied.

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

Accounting Guidance Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the Consolidated Statements of Income and Comprehensive Income. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company will adopt ASU 2016-02 in the first quarter of 2019 using the modified retrospective approach, and intends to elect the package of practical expedients permitted under the transition guidance. The Company anticipates that this standard will have a material impact on its financial position, primarily due to office space operating leases, for which the Company will be required to recognize the ROU assets and lease liabilities on its Consolidated Balance Sheets. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements and disclosures, [including changes, if any, to processes and internal controls.]

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge (step 2 of the goodwill impairment test) and instead requires only a one-step quantitative impairment test, performed by comparing the fair value of goodwill with its carrying amount. ASU 2017-04 is effective on a prospective basis effective for goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact that this standard will have on its consolidated financial statements and disclosures but does not expect that it will have a material impact.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which requires implementation costs incurred by customers in cloud computing arrangements (i.e., hosting arrangements) to be capitalized under the same premises of authoritative guidance for internal-use software, and deferred over the non-cancellable term of the cloud computing arrangements plus any option renewal periods that are reasonably certain to be exercised by the customer or for which the exercise is controlled by the service provider. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures but does not expect that it will have a material impact.

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

The Company’s offerings consist of IT Deal AlertTM and Core categories.

IT Deal Alert provides a suite of products that leverages detailed purchase intent data that we collect about end-user IT organizations. Through proprietary scoring methodologies, we use this insight to help our customers identify and prioritize accounts. We provide this insight through Priority EngineTM, TargetROITM, Qualified Sales OpportunitiesTM, Deal DataTM, and ResearchTM. Revenue from Priority Engine allows customers access to purchase intent data through the life of the contract and is recognized ratably over the contract period. Target ROI contains Priority Engine as well as other duration based demand solutions, which are discussed below, and revenue from Target ROI is recognized ratably over the contract period using the same time-based measure of progress for each of the distinct performance obligations included within TargetROI. Revenue from Qualified Sales Opportunities, Deal Data and Research is recognized at the point in time when control is transferred to the customer, which occurs when the related reports are provided to the customer.

Core consists primarily of demand solutions, brand solutions, and custom content. Demand solutions offerings provide the Company’s customers the opportunity to maximize return on investment by capturing sales leads from the distribution and promotion of content to its audience. Demand solutions may contain the following components: white papers, webcasts, podcasts, videocasts and virtual trade shows, and content sponsorship, which the Company may utilize at its discretion. Brand solutions provide the Company’s customers to target audiences of IT and business professionals actively researching information related to their products and services. This can be accomplished through on-network or off-network branding as well as through the hosting of microsites. The Company will at times create custom content, such as white papers, case studies, webcasts, or videos, to our customers’ specifications through its Custom Content team.

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

The Company’s offerings can be sold separately but the Company’s contracts often involve multiple offerings. The Company evaluates all contracts with customers at inception to determine whether they contain separate performance obligations. If the contract contains a single performance obligation, the entire transaction price is allocated to that performance obligation. If the contract contains multiple performance obligations, the transaction price is allocated to each performance obligation based on a relative standalone selling price. The Company has concluded that each of the performance obligations described above is distinct. As discussed above, certain demand generation solutions have different revenue recognition patterns. The Company evaluated the relevant contract terms associated with the individual solutions to determine the appropriate revenue recognition pattern.

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

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2018	2017	Change	2018	2017	Change
	($ in thousands)			($ in thousands)
Total by Geographic Area:
North America:
North America IT Deal Alert	$11,921	$9,953	20%	$32,316	$26,563	22%
North America Core	9,026	9,374	(4)%	28,667	26,444	8%
Total North America	20,947	19,327	8%	60,983	53,007	15%
International:
International IT Deal Alert	4,043	3,451	17%	11,309	8,869	28%
International Core	5,752	5,234	10%	17,221	16,209	6%
Total International	9,795	8,685	13%	28,530	25,078	14%
Total Online by Product:
IT Deal Alert:
North America IT Deal Alert	$11,921	$9,953	20%	$32,316	$26,563	22%
International IT Deal Alert	4,043	3,451	17%	11,309	8,869	28%
Total IT Deal Alert	15,964	13,404	19%	43,625	35,432	23%
Core:
North America Core	9,026	9,374	(4)%	28,667	26,444	8%
International Core	5,752	5,234	10%	17,221	16,209	6%
Total Core	14,778	14,608	1%	45,888	42,653	8%
Other	—	—	—	—	168	(100)%
Total Revenues	$30,742	$28,012	10%	$89,513	$78,253	14%

Deferred Revenue and Contract Balances

Timing may differ between the satisfaction of performance obligations and the invoicing and collection of amounts related to the Company’s contracts with customers. Liabilities are recorded for amounts that are collected in advance of the satisfaction of performance obligations. Deferred revenue is included in contract liabilities on the accompanying Consolidated Balance Sheets and was $2.3 million and $4.9 million at September 30, 2018 and December 31, 2017, respectively. Additionally, certain customers may receive credits, which are accounted for as a material right. The Company estimates these amounts based on the expected amount of future services to be provided to customers and allocates a portion of the transaction price to these material rights. The Company recognizes these material rights as the material rights are exercised. The resulting amounts included in contract liabilities on the accompanying Consolidated Balance Sheets were $2.9 million and $2.7 million at September 30, 2018 and December 31, 2017, respectively. During the first nine months of 2018, revenues of $3.4 million were recognized that had been included in the contract liabilities balance at December 31, 2017.

Contract Liabilities
Year-to-Date Activity	(in thousands)
Balance at December 31, 2017	$4,088
Deferral of revenue	4,576
Recognition of previously unearned revenue	(3,389)
Balance at September 30, 2018	$5,275

The Company reduced its accounts receivable by $3.5 million from $29.6 million to $26.1 million as of January 1, 2018 as a result of the adoption of Topic 606. There was a corresponding reduction of $3.5 million to its deferred revenue balance from $7.6 million to $4.1 million as of January 1, 2018 as a result of the adoption of Topic 606.

Payment terms and conditions vary by contract type, although terms generally include requirement of payment within 30 to 90 days. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined its contracts do not contain a financing component as they are generally less than one year. The Company increased its allowance for doubtful accounts by $0.7 million and had direct write-offs of $0.5 million, net of recoveries, during the nine months ended September 30, 2018.

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

4. Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, short-term and long-term investments and contingent consideration. The fair value of these financial assets and liabilities was determined based on three levels of input as follows:

•	Level 1. Quoted prices in active markets for identical assets and liabilities;
•	Level 2. Observable inputs other than quoted prices in active markets; and
•	Level 3. Unobservable inputs.

The fair value hierarchy of the Company’s financial assets and liabilities carried at fair value and measured on a recurring basis is as follows:

		Fair Value Measurements at Reporting Date Using
	September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$12,480	$12,480	$—	$—
Short-term investments(2)	3,000	—	3,000	—
Total assets	$15,480	$12,480	$3,000	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$7,155	$7,155	$—	$—
Short-term investments(2)	7,650	—	7,650	—
Long-term investments(2)	496	—	496	—
Total assets	$15,301	$7,155	$8,146	$—

(1)	Included in cash and cash equivalents on the accompanying Consolidated Balance Sheets; valued at quoted market prices in active markets.
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

5. Cash, Cash Equivalents, and Investments

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less at date of purchase. Cash equivalents are carried at cost, which approximates their fair market value. Cash and cash equivalents consisted of the following:

	September 30, 2018	December 31, 2017
Cash	$16,967	$18,811
Money market funds	12,480	7,155
Total cash and cash equivalents	$29,447	$25,966

The Company’s short-term and long-term investments are accounted for as available for sale securities. These investments are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity, net of tax. The cumulative unrealized loss, net of taxes, was $4 and $17 as of September 30, 2018 and December 31, 2017, respectively. Realized gains and losses on the sale of these investments are determined using the specific identification method. There were no realized gains or losses during the nine months ended September 30, 2018 or 2017.

Short-term and long-term investments consisted of the following:

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term and long-term investments:
U.S. Treasury securities	$1,000	$—	$(2)	$998
Government agency bonds	500	—	-	500
Municipal bonds	1,005	—	(2)	1,003
Corporate bonds	500	—	(1)	499
Total short-term and long-term investments	$3,005	$—	$(5)	$3,000

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term and long-term investments:
U.S. Treasury securities	$1,499	$—	$(6)	$1,493
Government agency bonds	1,003	—	(4)	999
Municipal bonds	4,169	—	(14)	4,155
Corporate bonds	1,502	—	(3)	1,499
Total short-term and long-term investments	$8,173	$—	$(27)	$8,146

The Company had six debt securities in an unrealized loss position at September 30, 2018. All of these securities have been in such a position for no more than 25 months. The unrealized loss on those securities was approximately $5 and the fair value was $3.0 million. At December 31, 2017, the Company had 15 debt securities in an unrealized loss position, and the unrealized loss on those securities was approximately $27, and the fair value was $8.1 million at that date. The Company uses specific identification when reviewing these investments for impairment. Because the Company does not intend to sell the investments that are in an unrealized loss position and it is not likely that the Company will be required to sell any investments before recovery of their cost basis, the Company does not consider those investments with an unrealized loss to be other-than-temporarily impaired at September 30, 2018.

The Company’s investments have contractual maturity dates that range from November 2018 to January 2019. All income generated from these investments is recorded as interest income.

6. Goodwill and Intangible Assets

The following table summarizes the Company’s intangible assets, net:

		September 30, 2018
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer, affiliate and advertiser relationships	17	$7,128	$(6,880)	$248
Developed websites, technology and patents	10	1,519	(945)	574
Trademark, trade name and domain name	8	1,794	(1,733)	61
Proprietary user information database and internet traffic	5	1,180	(1,180)	—
Non-compete agreements	2	10	(1)	9
Total intangible assets		$11,631	$(10,739)	$892

		December 31, 2017
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer, affiliate and advertiser relationships	5	$6,938	$(6,938)	$—
Developed websites, technology and patents	10	1,342	(907)	435
Trademark, trade name and domain name	8	1,802	(1,731)	71
Proprietary user information database and internet traffic	5	1,202	(1,202)	—
Total intangible assets		$11,284	$(10,778)	$506

Intangible assets are amortized over their estimated useful lives, which range from approximately two to 17 years, using methods of amortization that are expected to reflect the estimated pattern of economic use. The remaining amortization expense will be recognized over a weighted-average period of approximately 5.19 years. Amortization expense was $0.1 million for each of the nine months ended September 30, 2018 and 2017. Amortization expense is recorded within operating expenses as the intangible assets consist of customer-related assets which generate website traffic that the Company considers to be in support of selling and marketing activities. The Company did not write off any fully amortized intangible assets in the first nine months of 2018.

On August 1, 2018, the Company acquired certain of the operating assets associated with the business-to-business contact management provider Oceanos Marketing, Inc., for total consideration of $0.6 million. The change in the gross carrying amount of intangible assets during the nine months ended September 30, 2018 was due mainly to the Oceanos acquisition mentioned above, offset in part by foreign currency translation losses.

The Company expects amortization expense of intangible assets to be as follows:

Years Ending December 31:	Amortization Expense
2018 (October 1 – December 31)	$38
2019	135
2020	114
2021	130
2022	160
Thereafter	315
Total	$892

Goodwill and indefinite-lived intangible assets are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. The Company did not have any intangible assets other than goodwill with indefinite lives as of September 30, 2018 or December 31, 2017. There were no indications of impairment as of September 30, 2018, and the Company believes that, as of the balance sheet dates presented, none of the Company’s goodwill or intangible assets was impaired.

7. Net Income Per Common Share

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per common share is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerator:
Net income	$3,769	$2,074	$10,283	$3,406
Denominator:
Basic:
Weighted average shares of common stock and vested, undelivered restricted stock units outstanding	27,827,296	27,554,586	27,627,083	27,521,244
Diluted:
Weighted average shares of common stock and vested, undelivered restricted stock units outstanding	27,827,296	27,554,586	27,627,083	27,521,244
Effect of potentially dilutive shares (1)	936,730	765,799	1,083,798	754,043
Total weighted average shares of common stock and vested, undelivered restricted stock units outstanding and potentially dilutive shares	28,764,026	28,320,385	28,710,881	28,275,287
Net Income Per Share:
Basic net income per share	$0.14	$0.08	$0.37	$0.12
Diluted net income per share	$0.13	$0.07	$0.36	$0.12

(1)

In calculating diluted net income per share, 0.5 million shares related to outstanding stock options and unvested, undelivered restricted stock units were excluded for each of the three and nine months ended September 30, 2018, and 0.3 million shares related to outstanding stock options and unvested, undelivered restricted stock units were excluded for each of the three and nine months ended September 30, 2017 because including them would have been anti-dilutive.

8. Term Loan Agreement

On May 9, 2016, the Company entered into a Senior Secured Credit Facilities Credit Agreement for a term loan (the “Term Loan Agreement”). Under the Term Loan Agreement, the Company borrowed and received $50.0 million in aggregate principal amount pursuant to a five-year term loan (the “Term Loan”). The borrowings under the Term Loan Agreement are secured by a lien on substantially all of the assets of the Company, including a pledge of the stock of certain of its wholly-owned subsidiaries. As of September 30, 2018, the carrying amount of the Term Loan was $24.8 million.

At the Company’s option, the Term Loan Agreement bears interest at either an annual rate of 1.50% plus the higher of (a) the Prime Rate in effect on such day and (b) the Federal Funds Effective Rate in effect on such day plus 0.50%, or the London Interbank Offered Rate (“LIBOR”) plus 2.50%. The applicable interest rate was 4.58% at September 30, 2018, representing LIBOR plus the applicable margin of 2.50%. Interest expense under the Term Loan Agreement was $1.0 million for each of the nine months ended September 30, 2018 and 2017. This includes non-cash interest expense of $84 and $81 for the nine months ended September 30, 2018 and 2017, respectively, related to the amortization of deferred issuance costs. During the nine months ended September 30, 2018, the Company made principal payments totaling $7.5 million.

The Term Loan Agreement requires the Company to maintain compliance with certain covenants, including leverage and fixed charge coverage ratio covenants. At September 30, 2018, the Company was in compliance with all covenants under the Term Loan Agreement.

9. Commitments and Contingencies

Operating Leases

The Company conducts its operations in leased office facilities under various noncancelable operating lease agreements that expire through December 2029.

The lease for the Company’s Newton office contains rent concessions, which the Company is receiving over the life of the lease. Certain of the Company’s operating leases include lease incentives and escalating payment amounts and are renewable for varying periods. The Company is recognizing the related rent expense on a straight-line basis over the term of each lease, taking into account the lease incentives and escalating lease payments. Total rent expense under the Company’s leases was approximately $3.0 million and $3.4 million for the nine months ended September 30, 2018 and 2017, respectively.

Future minimum lease payments under the Company’s noncancelable operating leases at September 30, 2018 are as follows:

Years Ending December 31:	Minimum Lease Payments
2018 (October 1 – December 31)	$1,081
2019	4,194
2020	3,637
2021	3,730
2022	3,397
Thereafter	24,664
Total	$40,703

Litigation

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At September 30, 2018 and December 31, 2017, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

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

At the inception of the plan, the Company reserved for issuance an aggregate of 2,911,667 shares of common stock under the 2007 Plan, which expired in May 2017. The 2007 Plan was subject to an automatic annual increase of shares on January 1 of each year, beginning on January 1, 2008, equal to the lesser of (a) 2% of the outstanding number of shares of common stock (on a fully-diluted basis) on the immediately preceding December 31 and (b) such lower number of shares as may be determined by the compensation committee of the Board. The number of shares available for issuance under the 2007 Plan was subject to adjustment in the event of a stock split, stock dividend or other change in capitalization. Approximately 8,224,334 shares were added to the 2007 Plan in accordance with the automatic annual increase and other provisions. No new awards may be granted under the 2007 Plan; however, the shares of common stock remaining in the 2007 Plan are available for issuance in connection with previously awarded grants under the 2007 Plan. There are 523,500 shares of common stock that remain subject to outstanding stock grants under the 2007 Plan as of September 30, 2018.

In March 2017, the Board approved the 2017 Stock Option and Incentive Plan (the “2017 Plan”), which was approved by the stockholders of the Company at the 2017 Annual Meeting and became effective June 16, 2017. The 2017 Plan replaces the Company’s 2007 Plan. On that date, approximately 3,000,000 shares of Common Stock were reserved for issuance under the 2017 Plan and, generally, shares that are forfeited or canceled from awards under the 2017 Plan also will be available for future awards. Under the 2017 Plan, the Company may grant restricted stock and restricted stock units, non-qualified stock options, stock appreciation rights, performance awards, and other stock-based and cash-based awards. Grants generally vest in equal tranches over a three-year period. Stock options granted under the 2017 Plan expire no later than ten years after the grant date. Shares of stock issued pursuant to restricted stock awards are restricted in that they are not transferable until they vest. Stock underlying awards of restricted stock units are not issued until the units vest. Non-qualified stock options cannot be exercised until they vest. Under the 2017 Plan, all stock options and stock appreciation rights must be granted with an exercise price that is at least equal to the fair market value of the stock on the date of grant. The 2017 Plan broadly prohibits the repricing of options and stock appreciation rights without stockholder approval and requires that no dividends or dividend equivalents be paid with respect to options or stock appreciation rights. The 2017 Plan further provides that, in the event any dividends or dividend equivalents are declared with respect to restricted stock, restricted stock units, other stock-based awards and performance awards (referred to as “full-value awards”), they would be subject to the same vesting and forfeiture provisions as the underlying award. There is a total of 1,014,761 shares of common stock that remain subject to outstanding stock grants under the 2017 Plan as of September 30, 2018.

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

A summary of the stock option activity under the Company’s plans for the nine months ended September 30, 2018 is presented below:

Year-to-Date Activity	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2017	344,090	$6.41
Granted	20,000	$28.42
Exercised	(168,090)	$5.69		$2,627
Forfeited	—
Cancelled	—
Options outstanding at September 30, 2018	196,000	$9.27	4.35	$2,169
Options exercisable at September 30, 2018	176,000	$7.10	3.74	$2,169
Options vested or expected to vest at September 30, 2018	194,108	$9.09	4.29	$2,169

The total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $2.6 million and $0.4 million during the nine months ended September 30, 2018 and September 30, 2017, respectively. The total amount of cash received from exercise of these options was approximately $1.0 million and $0.6 million during the nine months ended September 30, 2018 and 2017, respectively.

Restricted Stock Units

Restricted stock units are valued at the market price of a share of the Company’s common stock on the date of the grant. A summary of the restricted stock unit activity under the Company’s plans for the nine months ended September 30, 2018 is presented below:

Year-to-Date Activity	Shares	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Nonvested outstanding at December 31, 2017	1,414,000	$9.37
Granted	527,734	$28.03
Vested	(693,473)	$9.15
Forfeited	(6,000)	$9.57
Nonvested outstanding at September 30, 2018	1,242,261	$17.42	$23,976

There were 693,473 and 759,866 restricted stock units with a total grant-date fair value of $6.3 million and $6.2, that vested during the three months ended September 30, 2018 and 2017, respectively.

As of September 30, 2018, there was $20.1 million of total unrecognized compensation expense related to stock options and restricted stock units, which is expected to be recognized over a weighted average period of 2.0 years.

11. Stockholders’ Equity

Reserved Common Stock

As of September 30, 2018, the Company has reserved 7,840,711 shares of common stock for use in settling outstanding options and unvested restricted stock units that have not been issued as well as future awards available for grant under the 2017 Plan.

Common Stock Repurchase Program

In June 2016, the Company announced that the Board had authorized a $20.0 million stock repurchase program (the “Repurchase Program”), whereby the Company was authorized to repurchase the Company’s common stock from time to time on the open market or in privately negotiated transactions at prices and in the manner determined by the Board. On May 5, 2017, the Company’s Board reauthorized the common stock repurchase program to allow the Company to use the remaining balance of the unused authorization under the Repurchase Program after its original expiration in June 2017. The reauthorized program allows the Company to repurchase its common stock from time to time on the open market or in privately negotiated transactions at prices and in the manner that may be determined by management. The reauthorized program has no time limit and may be suspended at any time. Additionally, the Company may establish, from time to time, 10b5-1 trading plans that will provide flexibility as it buys back its shares. Pursuant to the Repurchase Program, the Company repurchased 211,729 and 543,328 shares of common stock for an aggregate purchase price of $4.0 million and $5.2 million in the nine months ended September 30, 2018 and 2017, respectively. The Repurchase Program expired in August 2018 and the Company is announcing an additional stock repurchase program of $25.0 million over a two-year period beginning in November 2018.

Repurchased shares are recorded under the cost method and are reflected as treasury stock in the accompanying Consolidated Balance Sheets. All share repurchases were funded with cash on hand.

12. Income Taxes

The Company’s effective income tax rate before discrete items was 27.4% and 44.7% for the nine months ended September 30, 2018 and 2017, respectively. The Company recognized income tax benefits for discrete items of $2.2 million and $0.8 million during the nine months ended September 30, 2018 and 2017, respectively. The Company measures its interim period tax expense using an estimated annual effective tax rate and adjustments for discrete taxable events that occur during the interim period. The estimated annual effective income tax rate is based upon the Company’s estimations of annual pre-tax income, the geographic mix of pre-tax income, and its interpretations of tax laws. The Company updates the estimate of its annual effective tax rate at the end of each quarterly period. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

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

On December 22, 2017, Staff Accounting Bulletin No. 118 was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In the first quarter of 2018, the Company obtained additional information affecting the provisional amount initially recorded for the transition tax for the three months ended December 31, 2017. As a result, the Company recorded an immaterial adjustment to the transition tax. Additional analysis of historical foreign earnings is necessary to complete the calculation of the transition tax. Any subsequent adjustment to the amount will be recorded to current tax expense in the quarter of 2018 when the analysis is complete.

In the first quarter of 2017, the Company adopted ASU 2016-09, which requires that all excess tax benefits and tax deficiencies related to stock-based compensation be recognized as income tax expense or benefit in the Consolidated Statements of Income and Comprehensive Income in the period incurred. The Company recognized $2.1 million and $0.5 million of income tax benefits from excess deductions net of shortfalls during the nine months ended September 30, 2018 and 2017, respectively. As part of adopting ASU 2016-09, the Company recorded deferred tax assets for the federal and state excess tax benefit net operating losses in the amount of $0.2 million, with an offsetting entry to retained earnings.

13. Segment Information

The Company views its operations and manages its business as one operating segment based on factors such as how the Company manages its operations and how its executive management team reviews results and makes decisions on how to allocate resources and assess performance.

Geographic Data

Net sales to unaffiliated customers by geographic area were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
United States	$22,799	$20,971	$65,755	$56,955
United Kingdom	3,571	2,922	10,824	8,563
Other international	4,372	4,119	12,934	12,735
Total	$30,742	$28,012	$89,513	$78,253

Long-lived assets by geographic area were as follows:

	September 30, 2018	December 31, 2017
United States	$100,451	$98,683
International	5,130	5,402
Total	$105,581	$104,085

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

We had approximately 19.8 million and 18.9 million registered members – our “audiences” – as of September 30, 2018 and 2017, respectively. While the size of our registered member base does not provide direct insight into our customer numbers or our revenues, the value of our services sold to our customers is a direct result of the breadth and reach of this content footprint. This footprint creates the opportunity for our customers to gain business leverage by targeting our audiences through customized marketing programs. Likewise, the behavior exhibited by these audiences enables us to provide our customers with data products to improve their marketing and sales efforts. The targeted nature of our member base enables IT vendors to reach a specialized audience efficiently because our content is highly segmented and aligned with the IT vendors’ specific products. With it, we have developed a broad customer base and, in 2018 expect to deliver marketing and sales services programs to approximately 1,300 customers.

Executive Summary

Our revenues for the nine months ended September 30, 2018 increased by $11.2 million, or 14%, to $89.5 million, compared with the same period in 2017, driven by both higher IT Deal AlertTM revenues and higher revenues from our Core offerings. IT Deal Alert revenues were up 23% in the first nine months of 2018, compared to the first nine months of 2017, and quarterly IT Deal Alert revenues topped $10.0 million for the sixth consecutive quarter. Revenues from our Priority EngineTM product, which is a component of our IT Deal Alert offering, increased more than 60% in the first nine months of 2018, compared to the first nine months of 2017.

We continue to have success selling longer-term deals of approximately twelve months and, in the third quarter of 2018, 35% of our revenue was derived from longer-term contracts, compared to 23% in the third quarter of 2017. The amount of revenue that we derived from longer-term contracts in the third quarter of 2018 increased 67%, compared to the amount that we recognized in the third quarter of 2017.

We continue to benefit from our customers’ increasing demand for purchase intent data to fuel their sales and marketing outreach. Another important factor in our revenue trajectory relates to the evolving way our customers use our purchase intent data relative to our Core offerings. Our IT Deal Alert offerings help customers identify “in-market” prospects for their products and services – our Core offerings help them reach, influence, and activate these prospects. A growing number of customers purchase “always on” programs from us that combine these offerings to identify and influence active buyers throughout the year. The growth in our longer-term revenue component is evidence of our continued traction for these types of integrated programs. Customers also use our Core and IT Deal Alert offerings in varying combinations to support quarterly sales and marketing campaigns. These purchases are more fluid – customers of this type may focus more on IT Deal Alert offerings in a particular campaign, and shift a subsequent program to accomplish outreach objectives like branding or lead generation. This creates a dynamic in which revenue may shift back and forth between the product categories. We think this will make the distinction between Core and IT Deal Alert less useful over time.

Our international geo-targeted revenues, where our target audience is outside North America (“International”), increased 14% for the first nine months of 2018, compared with the prior year period, primarily driven by international IT Deal Alert growth.

Gross profit percentage was 76% and 75% for the three months ended September 30, 2018 and 2017, respectively. Gross profit increased by $2.2 million, mainly due to the increase in revenues as compared to the same period a year ago.

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

•

Brexit. The announcement of the results of the United Kingdom’s referendum in which voters approved an exit of the United Kingdom from the European Union, commonly referred to as “Brexit,” has resulted in significant general economic uncertainty as well as volatility in global stock markets and currency exchange rate fluctuations. In March 2017, the United Kingdom’s government initiated the exit process under Article 50 of the Lisbon Treaty, commencing a period of up to two years for the United Kingdom and other European Union member states to negotiate the terms of the withdrawal. While both parties have reported constructive progress with respect to the negotiations to date, continued uncertainty remains regarding the terms of the United Kingdom’s new partnership with the European Union and its member states. The overall impact of Brexit may create further global economic uncertainty, which may cause a subset of our customers to more closely monitor their costs in the affected region. Our revenues generated from customers who have billing addresses within the United Kingdom were approximately 10% of our total revenues for each of the nine months ended September 30, 2018 and 2017.

•

Customer Demographics. In the three months ended September 30, 2018, online revenues from our ten major global customers, which we believe have the most significant international exposure, increased approximately 12% compared to the same period a year ago. Online revenues from our mid-sized customers (our largest 100 customers, excluding the ten major global customers described above, who we believe generally have less exposure internationally) increased by approximately 8% compared to the same period a year ago. Online revenues attributable to our smaller customers, which tend to be venture capital-backed start-ups that primarily operate in North America, increased by approximately 12% over the prior year period.

Our key strategic initiatives include:

•	Geographic. During the three months ended September 30, 2018, approximately 32% of our revenues were derived from International campaigns.
•

Product. IT Deal Alert revenues were approximately $16.0 million in the three months ended September 30, 2018, up from approximately $13.4 million in the same period in 2017. This includes International IT Deal Alert revenues of $4.0 million, which is also included in International revenues as discussed above. In the third quarter of 2018, we had more than 650 active customers utilizing our IT Deal Alert products and services. We expect IT Deal Alert to continue to be a meaningful growth driver.

Our Core revenues were up 1% in the third quarter of 2018 compared to the third quarter of 2017.

Sources of Revenues

Revenue changes for the three and nine month periods ended September 30, 2018, as compared to the same periods in 2017, are shown in the table below. See Note 3 to our consolidated financial statements for additional information on our revenues.

	Three Months Ended September 30,		Percent	Nine Months Ended September 30,		Percent
	2018	2017	Change	2018	2017	Change
	($ in thousands)			($ in thousands)
Revenues	$30,742	$28,012	10%	$89,513	$78,253	14%

We sell customized marketing programs to IT vendors targeting a specific audience within a particular IT or business sector or sub-sector. We maintain multiple points of contact with our customers to provide support throughout their organizations and their customers’ IT sales cycles. As a result, our customers often run multiple advertising programs with us in order to target their desired audience of IT and business professionals more effectively. There are multiple factors that can impact our customers’ marketing and advertising objectives and spending with us, including but not limited to, IT product launches, increases or decreases to their advertising budgets, the timing of key industry marketing events, responses to competitor activities and efforts to address specific marketing objectives such as creating brand awareness or generating sales leads. Our products and services are generally delivered under short-term contracts that run for the length of a given program, typically less than six months. In 2016, we began to enter into longer-term contracts with certain customers, and in the quarter ended September 30, 2018, approximately 35% of our revenues were from longer-term contracts of approximately twelve months. In the third quarter of 2018, IT Deal Alert products and services, contributed approximately 52% of revenues as compared with approximately 48% for the same period in 2017. For the nine months ended September 30, 2018, core products and services contributed approximately 51% of revenues as compared with 55% for the same period in 2017.

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

•

IT Deal Alert: TechTarget Research™. TechTarget Research is a subscription product that sources proprietary information about purchase transactions from IT and business professionals who are making or have recently completed these purchases. The offering provides data on market trends, pricing dynamics and vendor win/loss and displacement trends. Effective during the third quarter of 2018, the Company will no longer actively market its research product. The Company does not expect a material impact on its operating results as a result.

Core. Our Core offerings enable our customers to reach and influence prospective buyers through content marketing programs designed to generate demand for their solutions, and through display advertising and other brand programs that influence consideration by prospective buyers.

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

Cost of Revenues, Operating Expenses, and Other

Expenses consist of cost of revenues, selling and marketing, product development, general and administrative, depreciation and amortization, and interest and other expense, net. Personnel-related costs are a significant component of each of these expense categories except for depreciation and amortization and except for interest and other expense, net.

Cost of Revenues. Cost of revenues consists primarily of: salaries and related personnel costs; member acquisition expenses (primarily keyword purchases from leading internet search sites); freelance writer expenses; website hosting costs; vendor expenses associated with the delivery of webcast, podcast, videocast and similar content, and other offerings; stock-based compensation expenses; facility expenses, and other related overhead.

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

Depreciation and Amortization. Depreciation expense consists of the depreciation of our property and equipment and other capitalized assets. Depreciation is calculated using the straight-line method over their estimated useful lives, ranging from three to twelve years. Amortization of intangible assets expense consists of the amortization of intangible assets recorded in connection with our acquisitions. Separable intangible assets that are not deemed to have an indefinite life are amortized over their estimated useful lives, which range from two to 17 years, using methods that are expected to reflect the estimated pattern of economic use.

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

Application of Critical Accounting Policies and Use of Estimates

The discussion of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”). The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenues, long-lived assets, goodwill, allowance for doubtful accounts, stock-based compensation, contingent liabilities, self-insurance accruals and income taxes. We based our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe to be reasonable. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Our actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies are those that affect our more significant judgments used in the preparation of our consolidated financial statements. A description of our critical accounting policies and estimates is contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Other than those noted in Note 2 to our consolidated financial statements, there were no material changes to our critical accounting policies and estimates during the first nine months of 2018.

Income Taxes

We are subject to income taxes in both the U.S. and foreign jurisdictions, and we use estimates in determining our provision for income taxes. We recognize deferred tax assets and liabilities based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates.

Our deferred tax assets are comprised primarily of book to tax differences on stock-based compensation and timing of deductions for deferred rent, accrued expenses, depreciation, and amortization. As of September 30, 2018, we had foreign net operating loss (“NOL”) carryforwards of $0.7 million, which may be used to offset future taxable income in foreign jurisdictions until they expire at various dates through 2022. The deferred tax assets related to the foreign NOL carryforwards have been fully offset by a valuation allowance.

On December 22, 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code of 1986, as amended. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017. We have calculated our best estimate of the impact of the Act in our quarter end income tax provision in accordance with our understanding of the Act and guidance available as of the date of this filing and, as a result, have recorded $14 thousand as additional income tax benefit in the first nine months of 2018.

Results of Operations

The following table sets forth our results of operations for the periods indicated, including percentage of total revenues:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	($ in thousands)				($ in thousands)
Revenues	$30,742	100%	$28,012	100%	$89,513	100%	$78,253	100%
Cost of revenues	7,445	24%	6,951	25%	21,294	24%	20,972	27%
Gross profit	23,297	76%	21,061	75%	68,219	76%	57,281	73%
Operating expenses:
Selling and marketing	12,479	41%	11,568	41%	35,254	39%	33,006	42%
Product development	2,340	8%	2,209	8%	6,527	7%	6,168	8%
General and administrative	3,938	13%	3,288	12%	10,663	12%	9,542	12%
Depreciation and amortization	1,156	4%	1,109	4%	3,404	4%	3,375	4%
Total operating expenses	19,913	65%	18,174	65%	55,848	62%	52,091	67%
Operating income	3,384	11%	2,887	10%	12,371	14%	5,190	7%
Interest and other expense, net	(362)	(1)%	(190)	(1)%	(1,206)	(1)%	(447)	(1)%
Income before (benefit from) provision for income taxes	3,022	10%	2,697	10%	11,165	12%	4,743	6%
(Benefit from) provision for income taxes	(747)	(2)%	623	2%	882	1%	1,337	2%
Net income	$3,769	12%	$2,074	7%	$10,283	11%	$3,406	4%

Comparison of Three Months Ended September 30, 2018 and 2017

Revenues

	Three months ended September 30,
	2018	2017	Increase (Decrease)	Percent Change
	($ in thousands)
Revenues	$30,742	$28,012	$2,730	10%

Revenues. The increase in revenues is attributable to sales increases from both our IT Deal Alert and Core product offerings.

Cost of Revenues and Gross Profit

	Three Months Ended September 30,
	2018	2017	Increase (Decrease)	Percent Change
	($ in thousands)
Cost of revenues	$7,445	$6,951	$494	7%
Gross profit	$23,297	$21,061	$2,236	11%
Gross profit percentage	76%	75%

Cost of Revenues. Cost of revenues increased for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, primarily due to increases in efforts needed to support the projected revenue growth.

Gross Profit. Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. Gross profit percentage was 76% for the third quarter of 2018 and 75% for the third quarter of 2017. Gross profit increased by $2.2 million in the third quarter of 2018, as compared to the same period in 2017, primarily attributable to the increase in revenues as compared to the same period a year ago. Because the majority of our costs are labor-related, we expect our gross profit to fluctuate from period to period depending on the total revenues for the period.

Operating Expenses and Other

	Three Months Ended September 30,
	2018	2017	Increase (Decrease)	Percent Change
	($ in thousands)
Operating expenses:
Selling and marketing	$12,479	$11,568	$911	8%
Product development	2,340	2,209	131	6
General and administrative	3,938	3,288	650	20
Depreciation and amortization	1,156	1,109	47	4
Total operating expenses	$19,913	$18,174	$1,739	10%
Interest and other expense, net	$(362)	$(190)	$(172)	91%
(Benefit from) provision for income taxes	$(747)	$623	$(1,370)	(220)%

Selling and Marketing. Selling and marketing expenses increased for the three months ended September 30, 2018, as compared to the same period in September 30, 2017, primarily due to increases in stock-based compensation expenses as result of increases in stock price.

Product Development. Product development expense increased for the three months ended September 30, 2018, as compared to the same period in 2017, primarily due to increases in stock-based compensation expenses as result of increases in stock price.

General and Administrative. General and administrative expense increased for the three months ended September 30, 2018, compared to the same period in 2017, primarily due to an increase in stock-based compensation expenses as result of increases in stock price This accounted for approximately 90% of the overall increase.

Depreciation and Amortization. Depreciation and amortization expense remained relatively flat for the three months ended September 30, 2018 when compared to the same period in 2017.

Interest and Other Expense, Net. Interest and other expense, net increased for the three months ended September 30, 2018, compared with the same period in 2017, primarily due to fluctuations in currency exchange rates.

Provision for Income Taxes. Our effective tax rate was (24.7)% and 23.1% for the three months ended September 30, 2018 and 2017, respectively. The effective tax rate differs from the statutory rate primarily due to permanent differences including non-deductible expenses, state income taxes, and foreign income taxes. These permanent differences may increase our tax expense on income or reduce our tax benefit on loss. The lower rate in the third quarter of 2018, as compared to same period in 2017, was primarily due to the impact of excess deductions from stock-based compensation in the third quarter of 2018 and to the reduction of the U.S. corporate tax rate from 35% to 21% as a result of the enactment of the Act. The significant benefit created for the three months ended September 30, 2018, was due to $6.2 million of excess deductions relating to stock compensation driven by the price increase in the Company’s stock.

Comparison of Nine Months Ended September 30, 2018 and 2017

Revenues

	Nine Months Ended September 30,
	2018	2017	Increase (Decrease)	Percent Change
	($ in thousands)
Revenues	$89,513	$78,253	$11,260	14%

Revenues. The increase in revenues is primarily attributable to an increase of $8.2 million in revenues from our IT Deal Alert product offerings.

Cost of Revenues and Gross Profit

	Nine Months Ended September 30,
	2018	2017	Increase (Decrease)	Percent Change
	($ in thousands)
Cost of revenues	$21,294	$20,972	$322	2%
Gross profit	$68,219	$57,281	$10,938	19%
Gross profit percentage	76%	73%

Cost of Revenues. Cost of revenues increased for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, primarily due to increases in efforts needed to support the projected revenue growth.

Gross Profit. Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. Gross profit percentage was 76% for the first nine months of 2018 and 73% for the first nine months of 2017. Gross profit increased by $10.9 million in the nine months ended September 30, 2018 compared to the same period in 2017, primarily attributable to the increase in revenues as compared to the same period a year ago. Because the majority of our costs are labor-related, we expect our gross profit to fluctuate from period to period depending on the total revenues for the period.

Operating Expenses and Other

	Nine Months Ended September 30,
	2018	2017	Increase (Decrease)	Percent Change
	($ in thousands)
Operating expenses:
Selling and marketing	$35,254	$33,006	$2,248	7%
Product development	6,527	6,168	359	6
General and administrative	10,663	9,542	1,121	12
Depreciation and amortization	3,404	3,375	29	1
Total operating expenses	$55,848	$52,091	$3,757	7%
Interest and other expense, net	$(1,206)	$(447)	$(759)	170%
Provision for income taxes	$882	$1,337	$(455)	(34)%

Selling and Marketing. Selling and marketing expenses increased for the nine months ended September 30, 2018, as compared to the same period in 2017, primarily due to increases in stock-based compensation expenses as result of increases in stock price.

Product Development. Product development expense increased for the nine months ended September 30, 2018, compared with the same period in 2017, primarily due to a reduction in the amount of development costs that were capitalized year over year as some resources were dedicated to non-capitalized projects, and increases in stock-based compensation expenses as result of increases in stock price.

General and Administrative. General and administrative expense increased for the nine months ended September 30, 2018, compared with the same period in 2017, primarily due to an increase in stock-based compensation expenses as result of increases in stock price This accounted for approximately 60% of the overall increase.

Depreciation and Amortization. Depreciation and amortization expense remained relatively flat for the nine months ended September 30, 2018 when compared to the same period in 2017.

Interest and Other Expense, Net. Interest and other expense, net increased for the nine months ended September 30, 2018, compared with the same period in 2017, primarily due to fluctuations in currency exchange rates.

Provision for Income Taxes. Our effective tax rate was 7.9% and 28.2% for the nine months ended September 30, 2018 and 2017, respectively. The effective tax rate differs from the statutory rate primarily due to permanent differences including non-deductible expense, state income taxes, and foreign income taxes. These permanent differences may increase our tax expense on income or reduce our tax benefit on loss. The lower rate in the nine months ended September 30, 2018, as compared to the same period in 2017 was primarily due to primarily due to the impact of excess deductions from stock-based compensation in the third quarter of 2018 and to the reduction of the U.S. corporate tax rate from 35% to 21% as a result of the enactment of the Act. The significant benefit created for the nine months ended September 30, 2018, was due to $8.4 million of excess deductions relating to stock compensation driven by the price increase in the Company’s stock.

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

Liquidity and Capital Resources

Resources

At September 30, 2018, our cash, cash equivalents, and investments totaled $32.4 million, a $1.7 million decrease from December 31, 2017, primarily driven by investment in property and equipment, the acquisition of Oceanos Marketing Inc. during August 2018, principal payments on our term loan, and the repurchase of shares under our Repurchase Plan, partially offset by cash generated from operations. We believe that our existing cash, cash equivalents, and investments and our cash flow from operating activities will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion internationally, future acquisitions we might undertake, and the expansion into complementary businesses. To the extent that our cash and cash equivalents, investments and cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more additional acquisitions of businesses.

	September 30, 2018	December 31, 2017
	(in thousands)
Cash, cash equivalents and investments	$32,447	$34,112
Accounts receivable, net	$27,621	$29,601

Cash, Cash Equivalents, and Investments

Our cash, cash equivalents, and investments at September 30, 2018 were held for working capital purposes. Our investments were primarily in money market accounts and municipal bonds. We do not enter into investments for trading or speculative purposes.

Accounts Receivable, Net

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing with which we meet our performance obligations and on the timing of our cash collections, as well as on changes to our allowance for doubtful accounts. We use days sales outstanding (“DSO”) as a measurement of the quality and status of our receivables. We define DSO as net accounts receivable at quarter end divided by total revenues for the applicable period, multiplied by the number of days in the applicable period. DSO was 83 days at September 30, 2018 and 90 days at December 31, 2017.

Cash Flows

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$17,373	$9,017
Net cash (used for) provided by investing activities	$(240)	$4,039
Net cash used in financing activities	$(13,581)	$(12,250)

Operating Activities

Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, the provision for bad debt, stock-based compensation, deferred income taxes, and the effect of changes in working capital and other activities. Cash provided by operating activities for the nine months ended September 30, 2018 was $17.4 million, compared to cash provided by operating activities of $9.0 million for the nine months ended September 30, 2017.

The increase in cash provided by operating activities was primarily a result of an increase in revenue, partially offset by changes in operating assets and liabilities of $(3.3) million compared to $(4.0) million in the first nine months of 2018 and 2017, respectively. Significant components of the changes in assets and liabilities in the first nine months of 2018 included a $2.3 million decrease in contract liabilities and a $1.4 million decrease in income taxes payable.

Investing Activities

Cash used for investing activities in the nine months ended September 30, 2018 was $0.2 million and was primarily a result of the proceeds from sales and maturities of investments, mostly offset by the acquisition of Oceanos Marketing, Inc. in August 2018, and the purchase of property and equipment, primarily for leasehold improvements and internal-use software and website development costs and, to a lesser extent, computer equipment and related software. Cash provided by investing activities in the nine months ended September 30, 2017 was $4.0 million and was primarily a result of proceeds from sales and maturities of investments, partially offset by the purchase of property and equipment, which was made up primarily of internal-use software and website development costs, computer equipment, and related software. We capitalized internal-use software and website development costs of $0.7 million and $0.6 million for the three months ended September 30, 2018 and 2017, respectively, and $2.2 million for each of the nine months ended September 30, 2018 and 2017.

Financing Activities

In the first nine months of 2018, we used $13.6 million for financing activities, consisting primarily of $7.5 million for the repayment of principal under the Term Loan, $4.0 million for the purchase of treasury shares and related costs and $3.0 million for tax withholdings related to net share settlements, partially offset by $1.0 million from the proceeds from the exercise of stock options. In the first nine months of 2017, we used $12.3 million for financing activities, consisting primarily of $3.8 million for the repayment of principal on the Term Loan, $5.2 million for the purchase of treasury shares and related costs, and $3.8 million for tax withholdings related to net share settlements, partially offset by a net $0.5 million received from other financing activities.

Common Stock Repurchase Program

In June 2016, we announced that our Board of Directors (our “Board”) had authorized a $20.0 million stock repurchase program (the “June 2016 Repurchase Program”), whereby we were authorized to repurchase our common stock from time to time on the open market or in privately negotiated transactions at prices and in the manner that may be determined by our Board.

On May 5, 2017, our Board reauthorized the common stock repurchase program to allow us to use the remaining balance of the unused authorization under the Repurchase Program after its original expiration in June 2017. The reauthorized program allows us to repurchase our common stock from time to time on the open market or in privately negotiated transactions at prices and in the manner that may be determined by our management. The reauthorized program has no time limit and may be suspended at any time. Additionally, we may establish, from time to time, 10b5-1 trading plans that will provide flexibility as we buy back our shares. As of September 30, 2018, we had no amounts remaining for purchases under the Repurchase Program. The Repurchase Program expired in August 2018 and the Company is announcing an additional stock repurchase program of $25.0 million over a two-year period beginning in November 2018. During the three and nine months ended September 30, 2018, we repurchased 99,426 and 211,729 shares of common stock, respectively, for an aggregate purchase price of $2.3 million and $4.0 million, respectively, pursuant to the Repurchase Program. During the three and nine months ended September 30, 2017, we repurchased 300,114 and 543,328 shares of common stock, respectively, for an aggregate purchase price of $3.1 million and $5.2 million, respectively, pursuant to the Repurchase Program.

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

The Term Loan Agreement requires us to maintain compliance with certain covenants, including leverage and fixed charge coverage ratio covenants. At September 30, 2018, we were in compliance with all covenants under the Term Loan Agreement.

At our option, the Term Loan Agreement bears interest at either an annual rate of 1.50% plus the higher of (a) the Prime Rate in effect on such day and (b) the Federal Funds Effective Rate in effect on such day plus 0.50%, or the London Interbank Offered Rate (“LIBOR”) plus 2.50%. As of September 30, 2018, the applicable interest rate was 4.58%, representing LIBOR plus the applicable margin of 2.50%. Interest expense under the Term Loan Agreement was $0.3 million and $1.0 million for the three and nine months ended September 30, 2018, respectively, which includes non-cash interest expense related to the amortization of deferred issuance costs of $28 thousand and $84 thousand, respectively.

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

Capital Expenditures

We have made capital expenditures primarily for computer equipment and related software needed to host our websites, internal-use software development costs, as well as for leasehold improvements and other general purposes to support our growth. Our capital expenditures totaled $4.5 million and $2.8 million for the nine month periods ended September 30, 2018 and 2017, respectively. A majority of our capital expenditures in the first nine months of 2018 were for leasehold improvements and internal-use software and website development costs and, to a lesser extent, computer equipment and related software. We capitalized internal-use software and website development costs of $2.2 million for each of the nine months ended September 30, 2018 and 2017. We are not currently party to any purchase contracts related to future capital expenditures.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

There were no material changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Forward-Looking Statements

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

Foreign Currency Exchange Risk

We currently have subsidiaries in the United Kingdom, Hong Kong, Australia, Singapore, Germany and France. Additionally, we have a wholly foreign-owned enterprise formed under the laws of the People's Republic of China (“PRC”), and a variable interest entity in Beijing, PRC. Approximately 26% of our revenues for the three months ended September 30, 2018 were derived from customers with billing addresses outside of the United States and our foreign exchange gains/losses were not significant. We currently believe our exposure to foreign currency exchange rate fluctuations, including any impact of the United Kingdom’s decision to withdraw from the European Union, (“Brexit”), is financially immaterial and therefore have not entered into foreign currency hedging transactions. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in the future. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Our continued international expansion increases our exposure to exchange rate fluctuations and as a result such fluctuations could have a significant impact on our future results of operations.

Interest Rate Risk

At September 30, 2018, we had cash, cash equivalents, and investments totaling $32.4 million. The investments were primarily in money market accounts and municipal bonds. The cash, cash equivalents, and investments were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

Our exposure to market risk also relates to interest expense on borrowings under the Term Loan Agreement. At our option, the borrowings under the Term Loan Agreement bear interest at either an annual rate of 1.50% plus the higher of (a) the Prime Rate in effect on such day and (b) the Federal Funds Effective Rate in effect for such day plus 0.50%, or the London Interbank Offered Rate (“LIBOR”) plus 2.50% (see Note 8 to the consolidated financial statements). At September 30, 2018, there was $25.0 million of aggregate principal amount outstanding under the Term Loan Agreement.

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

In connection with the preparation of the Quarterly Report on Form 10-Q for the period ended September 30, 2018, management, under the supervision of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), conducted an evaluation of disclosure controls and procedures as of September 30, 2018. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control, that occurred during the third quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened litigation against us that could have a material adverse effect on our business, operating results or financial condition.

Item 1A. Risk Factors

Our business is subject to a number of risks, including those identified in Item 1A – “Risk Factors” of our 2017 Annual Report on Form 10-K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of September 30, 2018, there have been no material changes to the risk factors disclosed in our 2017 Annual Report on Form 10-K. We may disclose changes to any risk factors presented or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities

None.

(b)	Use of Proceeds from Registered Securities

None.

(c)	Purchases of Equity Securities by the Issuer
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2018 – July 31, 2018	—	$—	—	$2,350,903
August 1, 2018 – August 31, 2018	99,426	$23.63	99,426	$—
September 1, 2018 – September 30, 2018	—	$—	—	$—
Total	99,426	$—	99,426	$—

(1)

In June 2016, we announced that our Board of Directors had approved the Repurchase Program, which authorized us to purchase up to $20.0 million of shares of our common stock from time to time on the open market or in privately negotiated transactions. Our Board of Directors reauthorized the Repurchase Program in May 2017 for the remaining balance of the original authorized amount. The Repurchase Program expired in August 2018 and the Company is announcing an additional stock repurchase program of $25.0 million over a two-year period beginning in November 2018.

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description of Exhibit

10.1	Transition, Separation, and Release Agreement dated July 12, 2018 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 12, 2018 and incorporated herein by reference).

10.2

Form of Restricted Stock Unit Agreement under the 2017 Stock Option and Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 3, 2018 and incorporated herein by reference).

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

*

Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, (ii) Consolidated Statements of Income and Comprehensive Income for the nine months ended September 30, 2018 and September 30, 2017, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and September 30, 2017 and (iv) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECHTARGET, INC.
(Registrant)

Date: November 7, 2018	By:	/s/ MICHAEL COTOIA
Michael Cotoia, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 7, 2018	By:	/s/ DANIEL NORECK
Daniel Noreck, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)