Form 10-K
period 2018-12-31
TechTarget Inc
filed 2019-03-13
CIK 1293282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $516.1 million as of June 30, 2018 (based on a closing price of $28.40 per share as quoted by the Nasdaq Global Market as of such date). In determining the market value of non-affiliate common stock, shares of the registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had 27,756,336 shares of Common Stock, $0.001 par value per share, outstanding as of February 28, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for the 2019 annual meeting of stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2018.

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

We had approximately 20.0 million and 19.1 million registered members – our “audiences” – as of December 31, 2018 and 2017, respectively. While the size of our registered member base does not provide direct insight into our customer numbers or our revenues, the value of our services sold to our customers is a direct result of the breadth and reach of this content footprint. This footprint creates the opportunity for our clients to gain business leverage by targeting our audiences through customized marketing programs. Likewise, the behavior exhibited by these audiences enables us to provide our customers with data products to improve their marketing and sales efforts. The targeted nature of our member base enables IT vendors to reach a specialized audience efficiently because our content is highly segmented and aligned with the IT vendors’ specific products. With it, we have developed a broad customer base and, in 2018, delivered marketing and sales services programs to approximately 1,300 customers.

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

Available Information

Our website address is www.techtarget.com. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, available free of charge through our website as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (“SEC”). The SEC maintains a website, at www.sec.gov, that contains reports, proxy and information statements and other information regarding issuers that are filed electronically. Our Code of Business Conduct and Ethics, and any amendments to our Code of Business Conduct and Ethics, Corporate Governance Guidelines and Board Committee Charters, are also available on our website. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K.

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

•

There is an Increasing Focus on the Ability to Measure and Improve Return on Investment. Our customers are increasingly focused on measuring and improving their return on investment (“ROI”) in marketing and sales. Before the advent of internet-based marketing, there were limited tools for accurately measuring the results of such activities in a timely fashion. The internet has enabled IT vendors to track individual members and their responses to marketing. With the appropriate technology, vendors now have the ability to assess and benchmark the efficacy of their online programs cost-effectively and in real-time. We believe our offerings benefit as our customers continue to leverage the insights gained from this measurement, and that the data and related services we are providing will assist them as they look to optimize their marketing programs going forward.

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

IT vendors seek high-ROI marketing opportunities that can provide them access to the specific sectors of IT buyers aligned with the solutions they sell. To be more efficient and effective, they need to distinguish these prospective buyers from accounts or individuals who are not yet ready to engage in the buying process. Thus, they look for assistance in identifying the specific accounts and individuals who are actively researching upcoming purchases. To more quickly and successfully position their respective solutions against alternatives being considered, they also seek assistance from marketing service providers to help influence these audiences by utilizing data driven insights to enable advanced demand-generating content marketing and targeted branding.

Our Solutions

IT and business professionals rely on our content platform for decision support information tailored to their specific purchasing needs. Our specialized content strategy and comprehensive services enable IT vendors to better identify, understand, reach and influence corporate IT and business professionals who are actively researching purchases in specific IT sectors. Our solution benefits from the following competitive advantages:

•

Large and Growing Community of Registered Members. We had approximately 20.0 million registered members as of December 31, 2018. The targeted nature of our member base enables IT vendors to reach a specialized audience efficiently because our content is highly segmented and aligned with the IT vendors' specific products and services.

•	Strong Customer Relationships. We have developed a broad customer base. During 2018, we delivered marketing services programs for approximately 1,300 IT vendors who are our customers.
•

Substantial Experience in Online Content Creation and Marketing. We have over 19 years of experience in developing our online information content, with a focus on providing targeted information to IT and business professionals and a highly refined audience to technology vendors. Our experience enables us to develop relevant new online properties rapidly and to acquire and efficiently integrate select properties to further serve IT and business professionals. We have also developed an expertise in implementing integrated, targeted marketing campaigns designed to maximize the measurability of, and improvement in, ROI.

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

Benefits to IT and Business Professionals

•

Provide Access to Integrated, Sector-Specific Content. Our websites provide IT and business professionals with sector-specific content from the three fundamental sources they value when researching IT purchasing decisions: industry experts, peers and vendors. Our independent staff creates content specific to the sectors we serve and the key sub-sectors within them. This content is integrated with other content generated by our network of third party industry experts, member-generated content and content from IT vendors. The reliability, breadth, depth, and accessibility of our content offerings enable IT and business professionals to make more informed purchases.

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

•

Maximize Awareness. As a leading distributor of vendor-provided IT white papers, webcasts, videocasts, virtual events and podcasts, we offer IT vendors the opportunity to educate IT and business professionals during the research process, prior to any direct interaction with vendor salespeople. By distributing proprietary content and reaching their target audiences via our platform, IT vendors can educate audiences, demonstrate much of their product capabilities and proactively brand themselves as specific product leaders. As a result, IT and business professionals are more aware of and more knowledgeable about the vendor’s specifications and product and therefore more likely to consider the vendor. Increased consideration of our vendor-customers’ offerings combined with accurate purchase intent insight around those prospects who are actively researching a purchase significantly reduces vendor prospecting costs and time expended on inactive accounts.

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
•

Expand Long-term Contractual Relationships with Customers. A number of our newly introduced data-enabled marketing products are being offered to our customers on a subscription basis, on multiple quarter, annual or longer agreements. We intend to expand the number of subscription contracts with our customers, which allows us to work more closely with them in achieving their marketing objectives over an extended period and provide us with stable revenue streams from the continued growth of these products and our successful renewal efforts.

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

•

Continue to Expand Our International Presence. We intend to continue to expand our reach into our addressable market by increasing our presence in countries outside the U.S. We have pursued this strategy by launching our own websites directed at members in the United Kingdom, India, Spain, France, China, Australia, and Singapore, or by acquiring specific properties or companies with attractive properties. We previously expanded by acquiring the Computer Weekly and MicroScope online properties in the United Kingdom and E-Magine Médias SAS, which we call LeMagIT, in France. More recently, we launched German and Portuguese language websites as well as websites directed towards members in Latin America. We expect to further penetrate foreign markets by directly launching additional sector-specific websites directed at these foreign locales and at additional international markets and, if deemed appropriate, by making strategic acquisitions and investments in overseas entities. During 2018, approximately 32% of our revenues were derived from international geo-targeted programs, where our target audience is outside North America. We believe that our integrated product offering across regions continues to resonate with international marketers and is contributing to our successful results. We plan on continuing to invest in these capabilities as we seek opportunities to increase our global reach.

•

Selectively Acquire or Partner with Complementary Businesses. We have used acquisitions in the past as a means of expanding our content and product and service offerings, web traffic and registered members. Our acquisitions to date can be classified into three categories: content-rich blogs or other individually published sites, typically generating less than one million dollars in annual revenues; early stage revenue sites, typically generating between $1 million and $5 million in annual revenues; and later stage revenue sites, typically generating greater than $5 million in annual revenues. During 2018, we acquired substantially all the assets of a company with complimentary data skills for less than $1 million.  We intend to continue to pursue selected acquisition or partnership opportunities in our core markets and in adjacent markets for products with similar characteristics.

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

The table below provides a representation of the key market opportunities we address for the IT vendors who are our customers:

Audience: Market Segment Sites

Market Categories

Based upon the logical clustering of our members’ respective job responsibilities and the marketing focus of the products being promoted by our customers, we currently categorize our content offerings to address the key market opportunities and audience extensions across a portfolio of distinct market categories. Each of these marketing categories services a wide range of IT vendor sectors and sub-sectors and is driven by the key areas of IT and business professionals’ interests described below:

•

Security. Every aspect of enterprise computing now depends on secure connectivity, data and applications. The security sector is constantly growing to adapt to new forms of threats and to secure new technologies such as mobile devices, wireless networks, virtualized systems and cloud computing solutions. Compliance regulations, cloud computing adoption, and highly publicized identity and intellectual property thefts are driving interest and investment in increasingly sophisticated security solutions that supplement common “perimeter” security solutions such as firewalls and antivirus software. Our online properties in this sector, which include SearchSecurity.com, SearchCloudSecurity.com, SearchFinancialSecurity.com, and SearchMidMarketSecurity.com, offer navigable and structured guides on IT vendor and technology solutions in key sub-sectors such as network security, intrusion defense, identity management and authentication, data and application security, security-as-a-service, cloud security and security information management software.

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

We also cover servers, application and desktop solutions deployed in distributed computing environments. The dominant platform, Windows, no longer represents an offering of discrete operating systems but rather a diverse computing environment with its own areas of specialization around IT. As Windows servers have become more stable and scalable, they have taken share in data centers and currently represent one of the largest server sub-sectors. Given the breadth of the Windows market, we have segmented our Windows-focused media based on IT and business professionals’ infrastructure responsibilities and purchasing focus. Our online properties in this sector include SearchWindowsServer.com, covering servers, storage, and systems management; and SearchDomino.com, each targeted toward senior management for distributed computing environments. This network of sites provides resources and advice to IT and business professionals pursuing solutions related to such topics as Windows backup and storage, server consolidation, and upgrade planning. SearchEnterpriseDesktop.com focuses on the deployment and management of end-user computing environments. SearchMobileComputing.com covers the IT management issues surrounding the increasing deployment of personal technologies such as tablets and smartphones in the workplace. Combined with our two properties that focus on server virtualization, SearchVirtualDesktop.com and BrianMadden.com, each focusing on desktop virtualization, gives us a comprehensive offering addressing the fast-growing area of virtualization technologies.

•

CIO/IT Strategy. Our CIO/IT Strategy sites provide content targeted at CIOs, and senior IT executives, enabling them to make informed IT purchases throughout the critical stages of the purchase decision process. CIOs’ areas of interest generally align with the major sectors of the IT market; however, CIOs increasingly are focused on the alignment between IT and their businesses’ operations. Data center consolidation, compliance, ITIL/IT service management, disaster recovery/business continuity, risk management and outsourcing as well as including Software as a Service (“SaaS”) and cloud computing have all drawn the attention of IT executives who need to understand the operational and strategic implications of these issues and technologies on their businesses. Accordingly, our targeted information resources for senior IT executives focus on ROI, implementation strategies, best practices and comparative assessment of vendor solutions related to these initiatives. Our online properties in this sector include SearchCIO.com, which provides CIOs in large enterprises with strategic information focused on critical purchasing decisions; and SearchCompliance.com, which provides advice on IT-focused regulations and standards to IT and business executives and other senior IT managers. The CIO/IT Strategy category also includes online resources and events targeted to IT decision makers in prominent vertical industries. SearchHealthIT.com provides strategic IT purchasing information and advice to senior IT and clinical professionals in hospitals, medical centers, university health centers and other care delivery organizations, as well as organizations in the life sciences sector. InternetofThingsAgenda.com covers the implications of the emergence of the Internet of Things upon IT infrastructure and strategy.

•

Business Applications and Analytics. Our Business Applications and Analytics market category focuses on mission critical software such as enterprise resource planning (“ERP”), databases and business intelligence, content management enterprise resource planning, and customer facing applications such as customer relationship management (“CRM”) software for mid-sized and large companies. Because these applications are critical to the overall success of the businesses that use them, there is a high demand for specialized information by IT and business professionals involved in their purchase, implementation, and ongoing support. Our applications-focused properties in this sector include sites such as SearchCRM.com, SearchSalesforce.com, SearchOracle.com, SearchSAP.com, SearchHRSoftware.com, SearchSQLServer and SearchERP.com. These sites are leading online resources that provide this specialized information to support mission critical business applications such as CRM, sales force automation, databases and ERP software. The information produced by these applications is seen as a corporate asset that is essential for gaining competitive advantage through informed, data-driven decisions that can help improve operational efficiency, enable business agility, and improve sales effectiveness and customer service. As a result, business intelligence and analytics have become pervasive as various organizations increasingly rely on mission critical information to optimize their businesses. SearchBusinessAnalytics.com, SearchDataManagement.com and SearchContentManagement.com, cover the business intelligence, data management, content management and collaboration disciplines associated with such initiatives. SearchCloudApplications.com focuses on cloud-based or SaaS deployments of key business applications.

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

Product and Service Offerings

We use our offerings to provide IT vendors with numerous touch points to identify, reach and influence key IT decision makers. The following is a description of the products and services we offer:

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

•

IT Deal Alert: Priority Engine™. Priority Engine is a subscription service powered by our Activity Intelligence platform, which integrates with customer relationship management and marketing automation platforms from salesforce.com, Marketo, Eloqua, Pardot, and Integrate. The service delivers information that enables marketers and sales personnel to identify and understand accounts and individuals actively researching new technology purchases and then to engage those active prospects within the organizations that are relevant to the purchase. We sell this service in approximately 200 technology-specific segments which our customers use for demand generation, account-based marketing and other marketing and sales activities. Priority Engine is also available with specific geographic focus, bringing the total available segments to over 300.

•

IT Deal Alert: Qualified Sales Opportunities™. Qualified Sales Opportunities is a product that profiles specific in-progress purchase projects, including information on scope and purchase considerations, in approximately 110 technology-specific segments.

•

IT Deal Alert: Deal Data™. Deal Data is a customized solution aimed at sales intelligence and data scientist functions within our customer organizations. It renders our Activity Intelligence data into one-time offerings directly consumable by the customer's internal applications.

•

IT Deal Alert: TechTarget Research™. TechTarget Research is a product that sources proprietary information about purchase transactions from IT and business professionals who are making or have recently completed these purchases. The offering provides data on market trends, pricing dynamics and vendor win/loss and displacement trends in the form of on-demand quarterly, bi-annual, and annual reports.

Demand Solutions. Our offerings enable our customers to reach and influence prospective buyers through content marketing programs designed to generate demand for their solutions, and through display advertising and other brand programs that influence consideration by prospective buyers. This allows IT vendors to maximize ROI by capturing sales leads from the distribution and promotion of content to our audience of IT and business professionals.

Our demand solutions offerings may include the following program components:

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

Brand Solutions. Our suite of brand solutions offerings provides IT vendors exposure to targeted audiences of IT and business professionals actively researching information related to their products and services. We leverage our Activity Intelligence to enable significant segmentation and targeting of specific audiences that can be accessed through these programs. Components of brand programs may include:

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

Customers

We market to IT vendors targeting specific audiences who are actively researching purchasing decisions. We maintain multiple points of contact with our customers in order to provide support throughout their organization and during critical stages of the sales cycle. As a result, individual customers often run multiple marketing programs with us in order to reach discrete portions of our targeted audience. Our products and services are delivered under both short-term contracts that run for the length of a given marketing program, typically less than six months, and via integrated, longer-term contracts covering various client needs across approximately a year or longer. We have developed a broad customer base and delivered campaigns to approximately 1,300 companies in 2018. During 2018, 2017, and 2016, no single customer represented 10% or more of total revenues.

Sales and Marketing

We have an internal direct sales department that works closely with existing and potential customers to develop customized marketing programs that provide highly targeted access to IT and business professionals. We organize the sales force by the sector-

specific market categories that we operate and have a global accounts team that works with our largest customers. Additionally, we organize certain individuals into Customer Success Teams. Those teams facilitate the usage and renewal of certain of the Company’s products. We believe that our sector-specific sales organization and integrated approach to our product and service offerings allows our sales personnel to develop a high level of expertise in the specific sectors they cover and to create effective marketing programs tailored to the customer’s specific objectives. As of December 31, 2018, our sales and marketing staff consisted of approximately 320 people. The majority of our sales staff and marketing staff are located in our Newton, Massachusetts, headquarters and our offices in San Francisco, California, and London, England.

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

Competition

The market for IT vendor marketing spend is highly competitive, and in each of the sectors we serve, as well as across the products and services we offer, our primary competitors include media companies that produce content specifically for IT and business professionals, providers of technology-based point solutions for data analysis and other service providers. Our primary media competitors, each of which possesses substantial resources to compete, are J2 Global, Madison Logic, QuinStreet, International Data Group, and CBS Interactive/CNET. In the online market we generally compete on the basis of target audience, quality and uniqueness of information content, ease of use of our websites for IT and business professionals, and the quality and quantity of sales leads generated for IT vendors. We also compete for the members who comprise our target audiences primarily with the media companies that produce content specifically for IT and business professionals such as J2 Global, QuinStreet, International Data Group, and CBS Interactive/CNET. In the data-oriented businesses, we compete with providers of predictive analytics and internet-based analysis including companies like 6sense, Infer, Bombora and Aberdeen. In general marketing services, we compete with list and lead providers of various types. As we continue to expand internationally, we expect to compete with many of the competitors mentioned above, as well as with established media companies based in particular countries or geographical regions.

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

Privacy. In addition, the European Union (“EU”) and its member states and Canada and California have laws, rules and/or regulations dealing with the collection and use of personal information obtained from their citizens. Regulations have focused on, among other things, the collection, use, disclosure and security of information that may be used to identify or that actually identifies an individual, such as an e-mail address, a name, or an IP address. Additionally, the EU requires informed consent for the placement of a cookie on a user device.

We believe that we are operating our business in compliance with the regulations that apply to us. However, such laws may be modified or subject to interpretation by governmental agencies or the courts, or, new laws may be enacted in the future, all of which could impact our business and results of operations.

Intellectual Property

We regard our copyrights, domain names, trademarks, trade secrets and similar intellectual property as important to our success, and we rely upon copyright, trademark and trade secrets laws, as well as confidentiality agreements with our employees and others, and protective contractual provisions, to protect the proprietary technologies and content that we have developed. We pursue the registration of our material trademarks in the U.S. and elsewhere. Currently, our TechTarget trademark and logo, as well as certain other marks and logos, are registered in the U.S. with the U.S. Patent and Trademark Office and in select foreign jurisdictions and we have applied for U.S. and foreign registrations for various other marks. In addition, we have registered over 1,600 domain names that are, or may be, relevant to our business, including “www.techtarget.com,” “www.knowledgestorm.com,” “www.bitpipe.com,” and those leveraging the “search” prefix used in the branding of many of our websites. We also incorporate a number of third-party software products into our technology platform pursuant to relevant licenses. We use third-party software to maintain and enhance, among other things, the content generation and delivery, and support our technology infrastructure. We are not substantially dependent upon these third-party software licenses, and we believe the licensed software is generally replaceable, by either licensing or purchasing similar software from another vendor or building the software functions ourselves.

Employees

As of December 31, 2018, we had 647 employees. Other than a small number of employees in the United Kingdom and France, none of our current employees are represented by a labor union or are the subject of a collective bargaining agreement.

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

Risks Relating to Our Business and Operations

The risks and uncertainties set forth below, as well as other risks and uncertainties described elsewhere in this Annual Report on Form 10-K including in our consolidated financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or in other filings with the SEC, could materially and adversely affect our business, financial condition, operating results and the trading price of our common stock. Additional risks and uncertainties that are not currently known to us or that are not currently believed by us to be material may also harm our business operations and financial results. Because of the following risks and uncertainties, as well as other factors affecting our financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Because we depend on our ability to generate revenues from the sale and support of purchase intent driven advertising campaigns, fluctuations in advertising spending could have an adverse effect on our revenues and operating results.

The primary source of our revenues is the sale and support of purchase intent driven advertising campaigns to our customers. Any reduction in advertising expenditures could have an adverse effect on the Company’s revenues and operating results. We believe that advertising spending on the internet, as in traditional media, fluctuates significantly as a result of a variety of factors, many of which are outside of our control. Some of these factors include:

•	variations in expenditures by advertisers due to budgetary constraints;
•	the cancellation or delay of projects by advertisers or by one or more significant customers;
•	the cyclical and discretionary nature of advertising spending;
•	the relocation of advertising expenditures to competitors or other media;
•	general global economic conditions and the availability of capital, as well as economic conditions specific to the internet and online and offline media industry; and
•	the occurrence of extraordinary events, such as natural disasters, acts of terrorism and international or domestic political and economic unrest.

Because most of our customers are in the IT industry, our revenues are subject to characteristics of the IT industry that can affect advertising spending by IT vendors.

Because most of our customers are in the IT industry, the success of our business is closely linked to the health, and subject to market conditions, of the IT industry. The IT industry is characterized by, among other things, volatile quarterly results, uneven sales patterns, short product life cycles, rapid technological developments, frequent new product introductions and enhancements and evolving domestic and international laws and regulations, particularly with respect to data privacy and data protection. As a result, our customers’ advertising budgets, which are often viewed as discretionary expenditures, may increase or decrease significantly over a short period of time. Many of our customers continue to scrutinize their spending on advertising campaigns. Prior market downturns in the IT industry have resulted in declines in advertising spending, which can cause longer sales cycles, deferral or delay of purchases by IT vendors and generally reduced expenditures for advertising and related services. Our revenues and profitability depend on the overall demand for advertising services from our customers. We believe that demand for our offerings has been in the past, and could be in the future, disproportionately affected by fluctuations, disruptions, instability or downturns in the IT industry, which may cause customers and potential customers to exit the industry or delay, cancel, reduce or reallocate any planned expenditures for our marketing and advertising service offerings. Any slowdown in the formation of new IT companies, or decline in the growth of existing IT companies, may cause a decline in demand for our offerings.

In addition, the marketing and advertising budgets of our customers may fluctuate as a result of:

•	weakness in corporate IT spending, resulting in a decline in IT marketing and advertising spending, a trend that we have seen in the past and that may continue in the future;
•

increased concentration in the IT industry as a result of consolidations, leading to a decrease in the number of current and prospective customers, as well as an overall reduction in marketing and advertising spend;

•	reduced spending by combined entities following such consolidations, leading to volume and price compression and loss of revenue
•	the timing of marketing and advertising campaigns around new product introductions and initiatives.

Our future growth will depend in large part on continued increased sales of our data driven product and service suite.

We sell a suite of data driven products and services called IT Deal Alert, which is based on our Activity Intelligence analytics. The IT Deal Alert suite consists primarily of Priority Engine, Qualified Sales Opportunities and Deal Data. Our increase in revenues in the year ended December 31, 2018, compared to the year ended December 31, 2017, was driven in part by an increase in sales of data driven products. We expect that IT Deal Alert, as well as the expansion of the features in our IT Deal Alert product offerings, will be major components of our future growth. The failure of our data driven products to meet anticipated sales levels, our inability to continue to expand successfully our IT Deal Alert suite, or the failure of our current or new IT Deal Alert products and services to achieve and then maintain widespread customer acceptance could have a material adverse effect on our business and financial results.

In addition, competitors may develop a service or application that is similar to our data driven product suite, which could also result in reduced sales for those product offerings.

Our revenues are primarily derived from short-term contracts that may not be renewed.

Our contracts are primarily short-term, typically six months or less, and are generally subject to termination without substantial penalty by the customer at any time, generally with minimal notice requirements. We cannot assure you that our current customers will fulfill their obligations under their existing contracts, continue to participate in our existing programs beyond the terms of their existing contracts or enter into any additional contracts for new programs that we offer. In addition, our efforts to enter into longer-term arrangements with customers for our IT Deal Alert products and services may not be successful. If a significant number of customers or a few large customers decided not to continue purchasing marketing and advertising services from us, then we could experience a rapid decline in our revenues over a relatively short period of time. Any factors that limit the amount our customers are willing to and do spend on marketing or advertising with us could have a material adverse effect on our business.

If we are unable to deliver content and services that attract and retain a critical mass of members, our ability to attract customers may be affected, which could in turn have an adverse effect on our revenues.

Our success depends on our continued ability to deliver original and compelling content and services to attract and retain members, as well as our ability to garner a critical mass of members of our websites. Our member base is primarily comprised of corporate IT and business professionals who demand specialized websites tailored to the sectors of the IT products for which they are responsible and that they purchase. Our content and services may not generate engagement with our websites or continue to attract and retain a critical mass of members necessary to attract customers and generate revenues consistent with our historical results and expectations of future results. We also may not develop new content or services in a timely or cost-effective manner. Our ability to develop and produce this specialized content successfully is subject to numerous uncertainties, including our ability to:

•	anticipate and respond successfully to rapidly changing IT developments and preferences to ensure that our content remains timely and interesting to our members;
•	attract and retain qualified editors, writers, freelancers and technical personnel;
•	fund new development for our programs and other offerings;
•	successfully expand our content offerings into new platform and delivery mechanisms; and
•	promote and strengthen the brands of our websites and our name.

If we are not successful in maintaining and growing our member base through the deployment of targeted and compelling content, our ability to retain and attract customers may be affected or we may be required to obtain licensed content which may not be at reasonable prices, which could in turn have an adverse effect on our revenues, and operating results.

We depend upon internet search engines to attract a significant portion of visitors to our websites. These visitors can become members, and if we were listed less prominently in search result listings as a result of changes in the search engines’ algorithms or otherwise, our business and operating results could be harmed.

We derive a significant portion of our website traffic from users who search for IT research and editorial content through internet search engines. A critical factor in attracting members to our websites is whether we are prominently displayed in response to an internet search relating to IT content. Search result listings are determined and displayed in accordance with a set of formulas or algorithms developed by the particular internet search engine. The algorithms determine the order of the listing of results in response to the user’s internet search. From time to time, search engines revise their algorithms. In some instances, these modifications may be detrimental and cause our websites to be listed less prominently in unpaid search results or not at all, which will result in decreased traffic from search engine users to our websites. Our websites may also become listed less prominently in unpaid search results, for other reasons, such as search engine technical difficulties, search engine technical changes and changes we make to our websites. In addition, search engines have deemed the practices of some companies to be inconsistent with search engine guidelines and have decided not to list their websites in search result listings at all. Although we could mitigate certain algorithm changes affecting our traffic with increased marketing expenditures, if we are listed less prominently or not at all, in search result listings, traffic to our websites could decline, which could impact our operating results. Increased marketing spend to increase site traffic could also impact our operating results.

Further, we use search engine optimization, or SEO, to enhance the visibility of our websites and optimize ranking in search engine results. Our ability to successfully manage our SEO efforts across our owned and operated websites depends on our ability to adapt and respond to changes in search engine algorithms and methodologies and changes in search query trends. If we fail to successfully manage our SEO strategy, our owned and operated websites may receive less favorable placement in organic or paid listings, which would reduce the number of visitors to our sites, decrease conversion rates and repeat business and have a detrimental effect our ability to generate revenue.

There are a number of risks associated with our international operations, as well as the expansion of those operations, that could adversely affect our business.

The Company derives a significant portion of its revenues from customers with billing addresses outside of the U.S (26%). For the year ended December 31, 2018 approximately 32% of our online revenues were derived from international geo-targeted campaigns, which are campaigns that are targeted at members who reside outside of North America. We have offices in the United Kingdom, France, Germany, Singapore and Australia. We also publish websites in Spanish, French, German, Portuguese and Chinese, targeting members worldwide who speak those languages.

In addition to many of the same challenges we face domestically, there are additional risks and costs to doing business in international markets, including:

•	limitations on our activities in foreign countries where we have granted rights to existing business partners;
•	the degree to which our foreign-based customers transition from print to online marketing and advertising;
•	the adaptation of our websites and marketing and advertising programs to meet local needs;
•	our foreign-based competitors having greater resources and more established relationships with local advertisers;
•	more restrictive data privacy and data protection regulation, which may vary by country and for which there may be little conflicting or no guidance;
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

The United Kingdom’s vote to withdraw from the EU in accordance with the national referendum held on June 23, 2016 (“Brexit”) could adversely affect us. In particular, our European and Middle East operations are based out of the United Kingdom. We employ approximately 60% of our non-U.S. workforce in the United Kingdom (10% of our overall workforce), and we generate approximately 12% of our revenues from customers with billing addresses in the United Kingdom. Additionally, our United Kingdom office provides sales support to other European and Middle East regions, including our French and German operations, and there could be a material adverse impact on our ability to continue providing this support depending on the terms of the United Kingdom’s withdrawal. In March 2017, the United Kingdom’s government initiated the exit process under Article 50 of the Lisbon Treaty, commencing a period of up to two years for the United Kingdom and other EU member states to negotiate the terms of the withdrawal. The effects of Brexit will depend on any agreements the United Kingdom makes to retain access to the European marketplace, either during a transitional period or more permanently. The measures could potentially disrupt our operations in the United Kingdom and the EU markets we serve and may cause us to lose customers and employees. Additionally, disruptions and uncertainty caused by Brexit may cause our customers to closely monitor their costs and reduce their spending budgets on our services. There can be no assurance that any or all of these events will not have a material adverse effect on our business operating results and financial condition.

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

Our industry is rapidly adopting new technologies and standards to create and satisfy the demands of users and advertisers. It is critical that we continue to innovate by anticipating and adapting to these changes to ensure that our content‑delivery, demand generation and data driven products and services remain effective and interesting to our members, customers and partners. In addition, we may need to make significant expenditures to achieve these goals. If we fail to accomplish these goals, we may lose members and the customers that seek to reach those members, which could harm our operating results. Existing and planned efforts to develop new products, including any subscription-based offerings, may be costly and ultimately not successful.

We may be unable to continue to build awareness of our brands, which could negatively impact our business and cause our revenues to decline.

Building and maintaining recognition of our brands is critical to attracting and retaining our member base. We intend to continue to build existing brands and introduce new brands that will resonate with our targeted audiences. In order to promote our brands, we may find it necessary to increase our marketing budget, hire additional marketing and public relations personnel or otherwise increase our financial commitment to creating and maintaining brand loyalty among our customers. If we fail to promote and maintain our brands effectively, or incur excessive expenses attempting to promote and maintain our brands, our business and financial results may suffer.

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

Our success depends on our ability to attract, hire and retain qualified technical, editorial, sales and marketing, customer support, financial and accounting and other managerial personnel at commercially reasonable rates. The competition for personnel in the industries in which we operate is intense. Our personnel may terminate their employment at any time for any reason. Loss of personnel may also result in increased costs for replacement hiring and training. If we fail to attract and hire new personnel or retain and motivate our current personnel, we may not be able to operate our businesses effectively or efficiently, serve our customers properly or maintain the quality of our content and services. In particular, our success depends in significant part on maintaining and growing an effective sales and customer retentions force. This dependence involves a number of challenges, including the need to hire, integrate, motivate and retain additional sales and sales support personnel and train new sales personnel, many of whom lack sales experience when they are hired, as well as increased competition from other companies in hiring and retaining sales personnel.

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

We have acquired, and in the future may acquire or invest in, complementary businesses, products or technologies. Acquisitions and investments involve numerous risks including:

•	difficulty in assimilating the operations and personnel of acquired businesses;
•	potential disruption of our ongoing businesses and distraction of our management and the management of acquired companies;
•	difficulty in incorporating acquired technology and rights into our offerings and services, which could result in additional expenses and/or technical difficulties in delivering our product offerings;
•	potential failure to achieve additional sales and enhance our customer base through cross-marketing of the combined company’s products and services to new and existing customers;
•	potential detrimental impact to our pricing based on the historical pricing of any acquired business with common customers and the market generally;
•	potential litigation resulting from our business combinations or acquisition activities; and
•	potential unknown liabilities associated with the acquired businesses.

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

The U.S. and international economies have experienced inconsistent, unpredictable growth and a certain degree of instability, magnified at times by factors including changes in the availability of credit, volatile business and consumer confidence and unemployment. These and other macro‑economic conditions have contributed to unpredictable changes in the global economy and expectations of future global economic growth. If the economic climate in the U.S. and abroad deteriorates, our customers or potential customers could reduce or delay their purchases of our offerings, which would adversely impact our revenues and our ability to sell our offerings, collect customer receivables and, ultimately, our profitability.

Because all components of our budgeting and forecasting are dependent upon estimates of growth or contraction in the economy generally, and in the IT market specifically, it can be difficult for us to accurately estimate future income and expenditures. We cannot predict the duration of current economic conditions or the duration or strength of an economic recovery in the U.S. or worldwide generally or in the IT industry or in any of its segments. Further adverse changes may occur as a result of global, domestic or regional economic conditions, changing consumer confidence, unemployment, tariffs, declines in stock markets, or other factors affecting economic conditions generally. These changes may negatively affect the sales of our offerings, increase exposure to losses from bad debts, increase the cost and decrease the availability of financing, or increase the risk of loss on investments. Any recent growth we have experienced internationally would be negatively affected by any future global downturn.

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

We could be subject to infringement claims from third parties, which may or may not have merit. Due to the nature of content published on our online network, including content placed on our online network by third parties, and as a creator and distributor of original content and research, we face potential liability based on a variety of theories, including defamation, libel, negligence, copyright or trademark infringement, or other legal theories based on the nature, creation or distribution of this information. Such claims may also include, among others, claims that by providing hypertext links to websites operated by third parties, we are liable for wrongful actions by those third parties through these websites. Similar claims have been brought, and sometimes successfully asserted, against online services. It is also possible that our members could make claims against us for losses incurred in reliance on information provided on our networks. In addition, we could be exposed to liability in connection with material posted to our internet sites by third parties. For example, many of our sites offer members an opportunity to post comments and opinions that are not moderated. Some of this member-generated content may infringe on third-party intellectual property rights or privacy rights or may otherwise be subject to challenge under copyright laws. Such claims, whether brought in the U.S. or abroad, could divert management time and attention away from our business and result in significant cost to investigate and defend, regardless of the merit of these claims. In addition, if we become subject to these types of claims and are not successful in our defense, we may be forced to pay substantial damages. These claims could also result in the need to develop alternative trademarks, content or technology or to enter into costly royalty or licensing agreements. Our insurance may not adequately protect us against these claims. The filing of these claims may also damage our reputation as a high quality provider of unbiased, timely analysis and result in customer cancellations or overall decreased demand for our services. We may not have, in all cases, conducted formal evaluations of our content, technology and services to determine whether they expose us to any liability of the sort described above. As a result, we cannot be certain that our technology, offerings, services or online content do not or will not infringe upon the intellectual property or other rights of third parties. If we were found to have infringed on a third party’s intellectual property rights or otherwise found liable for damages as a result of such claims, the value of our brands and our business reputation could be impaired, and our business could suffer.

Changes in laws and standards relating to marketing, data collection and use, and the privacy of internet users could impact our ability to conduct our business and thereby decrease our marketing and advertising service revenues while imposing significant compliance costs on the Company.

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

We collect information from our members who register on our websites, co-branded sites, or for services, respond to surveys or, in some cases, view our content. Subject to each member’s permission (or right to decline, which we refer to as an “opt-out”, a practice that may differ across our various websites, depending on the applicable needs and requirements of different countries’ laws), we may use this information to inform our members of services that they have indicated may be of interest to them. We may also share this information with our customers for members who have elected to receive additional promotional materials and have expressly or implicitly granted us permission to share their information with third parties. We also collect information on our members based on their activity on our sites. The U.S. federal government and certain states have adopted or proposed limitations on the collection, distribution and use of personal information of internet users.

Although, to date, our efforts to comply with applicable federal and state laws and regulations have not hurt our business, additional, more burdensome laws or regulations, including more restrictive consumer privacy and data security laws, such as the California Consumer Privacy Act, could be enacted or applied to us or our customers. Such laws or regulations could impair our ability to collect member information that helps us to provide more targeted content to our members and detailed lead data to our customers, thereby impairing our ability to maintain and grow our audience and maximize revenue from our customers. Additionally, the FTC and many state attorneys general are applying federal and state consumer protection laws to require that the online collection, use and dissemination of data, and the presentation of website content, comply with certain standards for notice, choice, security and access. Courts may also adopt these developing standards. In many cases, the specific limitations imposed by these standards are subject to interpretation by courts and other governmental authorities. A few states have also introduced legislation that, if enacted, would restrict or prohibit behavioral marketing and advertising within the state. In the absence of a federal law pre-empting their enforcement, such state legislation would likely have the practical effect of regulating behavioral marketing and advertising nationwide because of the difficulties behind implementing state-specific policies or identifying the location of a particular member. In the event of additional legislation in this area, our ability to effectively target our members may be limited. We believe that we are in compliance with applicable consumer protection laws, but a determination by a state or federal agency or court that any of our practices do not meet these laws and regulations could create liability to us, result in adverse publicity and affect negatively our businesses. New interpretations of these standards could also require us to incur additional costs and restrict our business operations.

In addition, the EU and its member states and Canada have regulations dealing with the collection and use of personal information obtained from their citizens. Regulations in these jurisdictions have focused on the collection, processing, transfer, use, disclosure and security of information that may be used to identify or that actually identifies an individual, such as a name, e-mail address or online identifier (IP address). The General Data Protection Regulation (“GDPR”) was approved by the EU Parliament on April 14, 2016 and became effective on May 25, 2018. GDPR replaces the 1995 Data Protection Directive and was designed to, among other things, harmonize disparate data privacy laws found across Europe. GDPR implemented more rigorous principles relating to the data privacy and data protection, including, among other things, enhanced disclosure requirements regarding how personal information is to obtained, used, and shared, limitations on the purpose and storage of personal information, mandatory data breach notification requirements and enhanced standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. Its application and scope are extensive and penalties for non-compliance are significant, including fines of up to 20 million Euros or 4% of total worldwide revenue. In the event the Company is deemed not in compliance with GDPR, or fails to maintain compliance, then the Company would be exposed to material damages, costs and/or fines if an EU regulator or EU resident commenced an action. Failure to comply or maintain compliance could cause considerable harm to us and our reputation (including requiring notification to customers, regulators, and/or members), cause a loss of confidence in our services, and deter current and potential customers from using our services.

On September 20, 2018, the presidency of the council of the EU released a revised draft of the pending Proposal for Regulation on Privacy and Electronic Communications (“ePrivacy Regulation”) which will replace the ePrivacy Directive and is intended to align with the overall EU data privacy and protection framework, including GDPR. The ePrivacy Regulation could disrupt the Company’s ability to use or transfer data or to market and sell its products and services, which could have a material adverse effect on our business, financial condition, and operating results.

Further, our customers may implement compliance measures that do not align with our services, which could limit the scope and delivery of services we are able to provide. Our customers may also require us to take on additional privacy and security obligations, causing us to incur potential disruption and expense related to our business processes. If our policies and practices, or those of our customers, are, or are perceived to be, insufficient or if our members and customers have concerns regarding our data privacy and data protection practices, particularly with respect to GDPR or the pending ePrivacy Regulation, then we could be subject to enforcement actions or investigations by regulators or lawsuits by private parties, member engagement could decline and our business could be negatively impacted.

For certain data transfers and processing activities between the EU and the U.S., many companies previously relied on the Department of Commerce Safe Harbor Principles (“Safe Harbor”) and self-certification process in order to lawfully transfer and process the personal data of people in the EU in a manner that the EU deemed adequate to protect the security of such information. On October 6, 2015, the European Court of Justice declared that Safe Harbor was no longer valid. U.S. and EU lawmakers in February 2016 announced a replacement for Safe Harbor, called the EU-U.S. Privacy Shield Framework Principles (“the EU Privacy Shield”). On July 12, 2016, the European Commission deemed the EU Privacy Shield adequate to enable data transfers of personal data from the EU to the U.S. Similarly, a new Swiss-U.S. Privacy Shield (the “Swiss Privacy Shield”) was announced in January 2017, replacing the former Swiss-U.S. Safe Harbor, enabling data transfers of personal data from Switzerland to the U.S. The Company self-certified to the EU Privacy Shield and Swiss Privacy Shield on February 10, 2017 and April 2, 2018, respectively. In order to continue receiving personal data from the United Kingdom in reliance on the EU Privacy Shield following Brexit, the Company may be required to further update its EU Privacy Shield commitments.

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

We believe that we are in material compliance with all laws and regulations that are applicable to us. As referenced above, these regulations and laws may be modified and new laws may be enacted in the future that may apply to us and affect our business. Further, data protection authorities may interpret existing laws in new ways. We may deploy new products and services from time to time, which may also require us to change our compliance practices. Any such developments (or developments stemming from enactment or modification of other laws) or the failure to anticipate accurately the application or interpretation of these laws could create liability for us, result in adverse publicity, increase our future compliance costs, make our products and services less attractive to our members and customers, or cause us to change or limit our business practices, and materially affect our business and operating results. Further, any failure on our part to comply with any relevant laws or regulations may subject us to significant civil or criminal liabilities.

Increased exposure from loss of personal, confidential, and/or proprietary information due to our cybersecurity systems or the systems of our customers, vendors, or partners being breached could cause us to incur significant legal and financial exposure and liability, and materially adversely effect our business, operating results and reputation.

We currently retain personal confidential, and/or proprietary information relating to our members, employees, and customers in secure database servers. Although we observe security measures throughout our operations, we experience cyber-attacks targeting our database servers and information systems. Cyber-attacks may involve viruses, malware, distributed denial-of-service attacks, phishing or other forms of social engineering, and other methods seeking to gain unlawful access. We may not be able to prevent unauthorized access to these secure database servers, and information systems as a result of these third-party actions, including intentional misconduct by criminal organizations and hackers or as a result of employee error, malfeasance or otherwise. A security breach could result in intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, the misappropriation of personal, confidential and/or proprietary information, disruptions in our service, and in the unauthorized access to our customers’ data or our data, including intellectual property, business opportunity, and other confidential business information. Additionally, third parties may attempt to fraudulently induce our employees, vendors, or customers into disclosing access credentials such as user names, passwords or keys in order to gain access to our database servers and information systems.

Our online networks could also be affected by cyber-attacks, and we could inadvertently transmit viruses across our networks to our members or other third parties. Providing unimpeded access to our online networks is critical to servicing our customers and providing superior customer service. Our inability to provide continuous access to our online networks could cause some of our customers to discontinue purchasing marketing and advertising programs and services and/or prevent or deter our members from accessing our networks.

We may be required to expend significant capital and other resources to protect cyber-attacks. Our online networks could also be affected by computer viruses or other similar disruptive problems, and we could inadvertently transmit viruses across our networks to our members or other third parties. Providing unimpeded access to our online networks is critical to servicing our customers and providing superior customer service.  We cannot assure that contractual provisions attempting to limit our liability in these areas will be successful or enforceable, or that other parties will accept such contractual provisions as part of our agreements.

In addition, many states and foreign jurisdictions in which we operate have enacted regulations requiring us to notify customers and, in some cases, governmental authorities, in the event that certain customer information is accessed, or believed to have been accessed, without authorization. Certain regulations also require proscriptive policies to protect against such unauthorized access. Additionally, increasing regulatory demands are requiring us to provide heightened protection of personal information to prevent identity theft and the disclosure of sensitive information. Should we experience a loss of protected data, efforts to regain compliance and address penalties imposed by such regulatory regimes could increase our costs significantly.

Our business, which is dependent on centrally located communications and computer hardware systems, is vulnerable to natural disasters, telecommunication and systems failures, terrorism and other problems, as well as disruption due to maintenance or high volume, all of which could reduce traffic on our networks or websites and result in decreased capacity for marketing and advertising space.

Our operations are dependent on our communications systems and computer hardware, all of which are located in data centers operated by third parties. These systems could be damaged by natural disasters, power loss, telecommunication failures, viruses, hacking and similar events outside of our control. Our insurance policies have limited coverage levels for loss or damages in these events and may not adequately compensate us for any losses that may occur. In addition, terrorist acts or acts of war may cause harm to our employees or damage our facilities, our customers, our customers’ customers and vendors which could adversely impact our revenues, costs and expenses and financial position. We are predominantly uninsured for losses and interruptions to our systems or cancellations of events caused by terrorist acts and acts of war.

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

Our business depends on continued and unimpeded access to the internet by us and our members. If government regulations relating to the internet change, internet access providers may be able to block, degrade, or charge for access to certain of our products and services, which could lead to additional expenses and the loss of customers.

Our products and services depend on the ability of our members to access the internet. Currently, this access is provided by companies that have significant market power in the broadband and internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies, and government-owned service providers. Some of these providers have taken, or have stated that they may take measures, including legal actions, that could degrade, disrupt, or increase the cost of member access to our advertisements or our third-party publishers’ advertisements by restricting or prohibiting the use of infrastructure to support or facilitate our offerings, or by charging increased fees to us or our members to provide our offerings. On December 14, 2017, the Federal Communications Commission voted to repeal the net neutrality rules which were intended, in part, to prevent network operators from discriminating against legal traffic that traverses their networks. It is unclear whether or if such a repeal will be subject to challenge or preemption if the U.S. Congress passes new laws regarding net neutrality. In addition, as we expand internationally, government regulations concerning the internet, in particular net neutrality, may be nascent or non-existent. This regulatory environment, coupled with the potentially significant political and economic power of local network operators, could cause us to experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense, or otherwise negatively affect our business. Such interference could result in a loss of existing customers, and increased costs, and could impair our ability to attract new customers, thereby harming our revenues and growth.

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

Restrictive covenants in certain of the agreements and instruments governing our indebtedness, including our term loan, may adversely affect our financial and operational flexibility.

In addition to financial covenants, other covenants in our loan and credit agreement and the other agreements governing term loan facility impose significant operating and financial restrictions on us and certain of our subsidiaries. Such covenants include, among other things, limitations on: (i) dispositions; (ii) mergers, consolidations and acquisitions; (iii) indebtedness; (iv) encumbrances; (v) dividends and other distributions, and stock repurchases; (vi) loans and other investments;  (vii) transactions with affiliates; (viii) subordinated debt; and (ix) capital expenditures. Future debt agreements we enter into may include similar provisions.

These Covenants may also make it more difficult or discourage a takeover of us, whether favored or opposed by our management and/or our Board of Directors.

Our ability to comply with these covenants may be affected by events beyond our control, and any material deviations from our forecasts could require us to seek waivers or amendments of covenants or alternative sources of financing, or to reduce expenditures. We cannot guarantee that such waivers, amendments or alternative financing could be obtained or, if obtained, would be on terms acceptable to us.

A breach of any of the covenants or restrictions contained in these agreements could result in an event of default. Such a default could allow our debt holders to accelerate repayment of the related debt, and/or to declare all borrowings outstanding under these agreements to be due and payable. If our debt is accelerated, our assets may not be sufficient to repay such debt.

The impairment of a significant amount of goodwill and intangible assets on our balance sheet could result in a decrease in earnings and, as a result, our stock price could decline.

We have acquired assets and businesses over time, some of which have resulted in the recording of a significant amount of goodwill and/or intangible assets on our consolidated financial statements. We had $93.7 million of goodwill and $0.8 million of net intangible assets as of December 31, 2018. The goodwill was recorded because the fair value of the net tangible assets and/or intangible assets acquired was less than the purchase price. We may not realize the full value of the goodwill and/or intangible assets. As such, we evaluate goodwill and other intangible assets with indefinite useful lives for impairment on an annual basis or more frequently if events or circumstances suggest that the asset may be impaired. We did not have any intangible assets with indefinite lives as of December 31, 2018. We evaluate other intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. If goodwill or other intangible assets are determined to be impaired, we will write off the unrecoverable portion as a charge to our earnings. If we acquire new assets and businesses in the future, as we intend to do, we may record additional goodwill and/or intangible assets. The possible write-off of the goodwill and/or intangible assets could negatively impact our future earnings and, as a result, the market price of our common stock could decline.

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

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. A large portion of our outstanding shares of common stock is held by our officers, directors and significant stockholders. Our directors, executive officers and significant stockholders beneficially own approximately 11.7 million shares of our common stock, which represents 42% of our outstanding shares as of December 31, 2018. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline substantially.

A limited number of stockholders have the ability to influence the outcome of director elections and other matters requiring stockholder approval.

Our directors, executive officers and significant stockholders beneficially own approximately 42% of our outstanding common stock as of December 31, 2018. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the election of directors, the amendment of our certificate of incorporation and bylaws and the approval of mergers or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by other stockholders.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 31, 2018, we are leasing approximately 74,000 of office space for our global headquarters in Newton, Massachusetts, through December 31, 2029. The Company has an option to extend the term for an additional five-year period subject to certain terms and conditions. Additionally, we have smaller leased offices throughout Europe, North America, Asia and Australia.

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

Holders

As of February 28, 2019 there were 84 stockholders of record of our common stock based on the records of our transfer agent.

Dividends

We did not declare or pay any cash dividends on our common stock during the three most recent fiscal years. We currently intend to retain earnings, if any, to fund the development and growth of our business and do not anticipate paying cash dividends on our common stock in the foreseeable future. Our payment of any future dividends, if any, will be at the sole discretion of our Board of Directors after taking into account various factors, including our financial condition, operating results, cash needs and growth plans.

Equity Compensation Plan Information

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth under “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in Item 12 below.

Stock Performance Graph

The following graph compares the cumulative total return to stockholders of our common stock for the period from December 31, 2013 to December 31, 2018, to the cumulative total return of the Russell 2000 Index and the S&P 500 Media Industry Index for the same period. This graph assumes the investment of $100.00 on December 31, 2013 in our common stock, the Russell 2000 Index and the S&P 500 Media Industry Index and assumes any dividends are reinvested.

COMPARATIVE STOCK PERFORMANCE

Among TechTarget, Inc.,

the Russell 2000 Index and

S&P 500 Media Industry Index

	12/13	12/14	12/15	12/16	12/17	12/18
TechTarget Inc.	$100.00	$165.74	$117.06	$124.34	$202.92	$177.99
Russell 2000	$100.00	$104.89	$100.26	$121.63	$139.44	$124.09
S&P 500 Media Industry	$100.00	$109.54	$110.41	$122.64	$139.65	$142.51

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

Purchases of Equity Securities by the Issuer

The following table provides information about purchases by our company during the three months ended December 31, 2018 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2018 – October 31, 2018	—	$—	—	$—
November 1, 2018 – November 30, 2018	30,316	$15.13	30,316	$24,541,284
December 1, 2018 – December 31, 2018	213,109	$12.49	213,109	$21,880,140
Total	243,425	$12.82	243,425	$21,880,140

(1)

In November 2018, we announced that the Board of Directors had approved a stock repurchase program, which authorized management to purchase up to $25.0 million of shares of its common stock from time to time on the open market or in privately negotiated transactions. The stock repurchase program expires in December 2020.

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

	Years Ended December 31,
	2018	2017	2016	2015	2014
Consolidated Results of Operations Data:
Revenues:
Online	$121,333	$108,388	$101,827	$105,574	$97,607
Events	—	168	4,798	6,252	8,596
Total revenues	121,333	108,556	106,625	111,826	106,203
Cost of revenues:
Online(1)	28,959	28,295	27,545	26,962	24,629
Events(1)	—	41	2,672	2,941	3,418
Total cost of revenues	28,959	28,336	30,217	29,903	28,047
Gross profit	92,374	80,220	76,408	81,923	78,156
Operating expenses:
Selling and marketing(1)	47,779	44,747	44,316	43,722	42,836
Product development(1)	8,869	8,215	8,038	7,680	7,161
General and administrative(1)	14,557	12,212	12,370	12,987	14,878
Depreciation and amortization	4,548	4,636	4,893	5,364	5,822
Total operating expenses	75,753	69,810	69,617	69,753	70,697
Operating income	16,621	10,410	6,791	12,170	7,459
Interest and other expense, net	(1,778)	(693)	(1,774)	(249)	(333)
Income before provision for income taxes	14,843	9,717	5,017	11,921	7,126
Provision for income taxes	1,888	2,914	2,598	4,735	3,045
Net income	$12,955	$6,803	$2,419	$7,186	$4,081
Net income per common share(2):
Basic	$0.47	$0.25	$0.08	$0.22	$0.12
Diluted	$0.45	$0.24	$0.08	$0.21	$0.12
Weighted average common shares outstanding:
Basic	27,738	27,550	29,954	32,963	33,010
Diluted	28,653	28,271	30,774	34,476	34,641
Other Data:
Adjusted EBITDA (unaudited)(3)	$30,282	$21,958	$18,536	$24,499	$21,459
	As of December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$35,173	$34,112	$37,274	$34,691	$38,183
Total assets	$176,463	$173,169	$170,077	$177,859	$177,484
Long-term liabilities	$29,325	$28,436	$34,566	$2,827	$5,115
Total liabilities	$43,878	$52,422	$52,514	$17,858	$21,638
Treasury stock	$(177,905)	$(170,816)	$(162,731)	$(113,949)	$(98,851)
Total stockholders' equity	$132,585	$120,747	$117,563	$160,001	$155,846

(1)	Amounts include stock-based compensation expense as follows:

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Cost of online revenues	$159	$43	$112	$84	$116
Cost of events revenues	—	—	—	—	8
Selling and marketing	4,899	4,120	4,119	3,530	3,287
Product development	200	112	159	111	129
General and administrative	3,855	2,637	2,462	2,899	3,792
Total	$9,113	$6,912	$6,852	$6,624	$7,332

(2)

Basic and diluted net income per common share is computed by dividing the net income applicable to common stockholders by the basic and diluted weighted-average number of common shares outstanding for the fiscal period. See Note 2 to our Consolidated Financial Statements.

(3)	The following table reconciles net income to Adjusted EBITDA for the periods presented and is unaudited:

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Net income	$12,955	$6,803	$2,419	$7,186	$4,081
Interest expense (income), net	1,300	1,272	918	(53)	31
Provision for income taxes	1,888	2,914	2,598	4,735	3,045
Depreciation and amortization	4,548	4,636	4,893	5,364	5,822
Amortization of purchase price adjustment for earnouts	—		—	341	308
EBITDA	20,691	15,625	10,828	17,573	13,287
Stock-based compensation	9,113	6,912	6,852	6,624	7,332
Other (income) expense, net	478	(579)	856	302	302
Secondary offering costs	—	—	—	—	538
Adjusted EBITDA	$30,282	$21,958	$18,536	$24,499	$21,459

Earnings before interest, tax, depreciation, and amortization (“EBITDA”) is a non-GAAP financial measure used by management when reviewing our performance. EBITDA represents earnings before interest expense (income) net, provision for income taxes, and depreciation and amortization. Adjusted EBITDA represents EBITDA as further adjusted to exclude stock-based compensation, other (income) expense net, secondary offering costs and other one-time charges, if any. We present Adjusted EBITDA as a supplemental performance measure because we believe it facilitates operating performance comparisons from period to period by backing out potential differences caused by variations in capital structures (affecting interest expense), tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses), the age and book depreciation of fixed assets (affecting relative depreciation expense), acquisition-related charges (such as amortization of intangible assets and earnouts) and the impact of non-cash stock-based compensation expense costs. Because Adjusted EBITDA facilitates internal comparisons of operating performance on a more consistent basis, we also use Adjusted EBITDA in connection with our compensation of our executive officers and senior management. Adjusted EBITDA is not a measurement of our financial performance under Generally Accepted Accounting Principles (“GAAP”) and should not be considered as an alternative to net income (loss), operating income (loss) or any other performance measures derived in accordance with GAAP or as an alternative to cash flow from operating activities as a measure of our profitability or liquidity. We understand that although Adjusted EBITDA is frequently used by securities analysts, lenders and others in their evaluation of companies, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly under the heading “Risk Factors.” Please refer to our “Forward-Looking Statements” section on page 52.

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

We had approximately 20.0 million and 19.1 million registered members – our “audiences” – as of December 31, 2018 and 2017, respectively. While the size of our registered member base does not provide direct insight into our customer numbers or our revenues, the value of our services sold to our customers is a direct result of the breadth and reach of this content footprint. This footprint creates the opportunity for our clients to gain business leverage by targeting our audiences through customized marketing programs. Likewise, the behavior exhibited by these audiences enables us to provide our customers with data products to improve their marketing and sales efforts. The targeted nature of our member base enables IT vendors to reach a specialized audience efficiently because our content is highly segmented and aligned with the IT vendors’ specific products. With it, we have developed a broad customer base and, in 2018, delivered marketing and sales services programs to approximately 1,300 customers.

Executive Summary

Our total revenues for the year ended December 31, 2018 increased approximately $12.8 million, to $121.3 million, or 12% compared with the same period in 2017, driven by higher IT Deal AlertTM revenues. IT Deal Alert revenues were up 19% in 2018, compared to 2017. Revenues from our Priority EngineTM and Deal DataTM products increased 45% in 2018, compared to 2017.

We continue to have success selling longer-term deals and, in the fourth quarter of 2018, 33% of our online revenues were derived from longer-term contracts, compared to 24% in the fourth quarter of 2017. The amount of revenue that we derived from longer-term contracts in the fourth quarter of 2018 increased by approximately $3.0 million, an increase or 40% compared to the amount that we recognized in the fourth quarter of 2017.

Online international geo-targeted revenues, where our target audience is outside North America (“International”), increased 10% for 2018, compared with the prior year, driven by International IT Deal Alert growth.

Gross profit percentage was 76% and 74% for 2018 and 2017, respectively. Online gross profit increased by $12.3 million, primarily attributable to the increase in revenues as compared to the prior year. We announced in February 2017, that we phased out our events product line.

Business Trends

The following discussion highlights key trends affecting our business.

•

Macro-economic Conditions and Industry Trends. Because most of our customers are IT vendors, the success of our business is intrinsically linked to the health, and subject to the market conditions, of the IT industry. Despite the current uncertainty in the economy, we feel that the right things are in place for positive IT spending over the next few years. There are several IT catalysts such as AI, security, data analytics, and cloud migrations, to name a few. This is coupled with the financial catalyst of the ability to expense 100% of capital improvements in the first year that was included in the 2017 tax reform bill. Importantly, the accelerated depreciation expires after 2022, giving companies a short window to invest in technology with favorable tax treatment. Our growth continues to be driven in large part by the return on the investments we made in our data analytics suite of products, IT Deal Alert, which continues to drive market share gains for us. While we will continue to invest in this growth area, management will also continue to carefully control discretionary spending such as travel and entertainment, and the filling of new and replacement positions, in an effort to maintain profit margins and cash flows.

•

Brexit. The announcement of the results of the United Kingdom’s referendum in which voters approved an exit of the United Kingdom from the EU, commonly referred to as “Brexit”, has resulted in significant general economic uncertainty as well as volatility in global stock markets and currency exchange rate fluctuations. In March 2017, the United Kingdom’s government initiated the exit process under Article 50 of the Lisbon Treaty, commencing a period of up to two years for the United Kingdom and other EU member states to negotiate the terms of the withdrawal. While both parties have reported constructive progress with respect to the negotiations to date, continued uncertainty remains regarding the terms of the United Kingdom’s new partnership with the European Union and its member states. The overall impact of Brexit may create further global economic uncertainty, which may cause a subset of our customers to more closely monitor their costs in the affected region. Our revenue generated from customers who have billing addresses within the United Kingdom was approximately 10% of our total revenues for each of the years ended December 31, 2018 and 2017.

•

Customer Demographics. In the year ended December 31, 2018, online revenues from our ten major global customers, which have significant international exposure, increased by approximately 2% compared to the prior year.  Online revenues from our mid-sized customers (our largest 100 customers, excluding the ten major global customers described above, which generally have less exposure internationally) increased by approximately 15% compared to the prior year. Online revenues attributable to our smaller customers, which tend to be venture capital-backed start-ups that primarily operate in North America, increased by approximately 24% over the prior year.

Our key strategic initiatives include:

•	Geographic – During 2018, approximately 32% of our online revenues were derived from International campaigns. We rolled out Priority Engine in Latin America in the first quarter of 2018.
•

Product – IT Deal Alert revenues were approximately $59.0 million in the year ended December 31, 2018, up from approximately $49.5 million in 2017. This includes International IT Deal Alert revenues of $15.7 million, which is also included in International revenues as discussed above. In the fourth quarter of 2018, we had more than 690 active customers utilizing our IT Deal Alert products and services, up from more than 600 customers in the fourth quarter of 2017.

Our core online revenues were up 6% in 2018 compared to 2017, which was primarily driven by our medium and small customers. We have looked extensively at the dynamics between our IT Deal Alert and core online offerings and have evaluated whether our growth in IT Deal Alert customers is taking away from our core online revenues from those same accounts. The data, however indicates that this is not the case, and while it is certainly the case that our sales team is leading with IT Deal Alert, our sales team continues to emphasize the benefits of integration across both IT Deal Alert and core online offerings.

As we disclosed on our earnings call on February 6, 2019 we will be reporting revenue as a single number beginning in 2019. We will disclose total revenue, revenue by geography (North America and International) and the percentage of long-term revenue generated in quarter. As our products leverage the purchase intent data in their delivery, the lines between them continue to blur resulting in less meaningful distinction between the two product lines.

Sources of Revenues

Revenue for the twelve month periods ended December 31, 2018, 2017 and 2016 by product and geo-target were as follows (in thousands):

	Twelve Months Ended December 31,
			2018 vs.		2017 vs.
			2017		2016
	2018	2017	% change	2016	% change
Total Online	$121,333	$108,388	12%	$101,827	6%
Total Online by Geographic Area:
North America:
North America IT Deal Alert	$43,342	$36,622	18%	$25,743	42%
North America Core Online	39,318	36,586	7%	43,296	(15)%
Total North America Online	82,660	73,208	13%	69,039	6%
International:
International IT Deal Alert	15,707	12,907	22%	5,661	128%
International Core Online	22,966	22,273	3%	27,127	(18)%
Total International Online	38,673	35,180	10%	32,788	7%
Total Online by Product:
IT Deal Alert:
North America IT Deal Alert	43,342	36,622	18%	25,743	42%
International IT Deal Alert	15,707	12,907	22%	5,661	128%
Total IT Deal Alert	59,049	49,529	19%	31,404	58%
Core Online:
North America Core Online	39,318	36,586	7%	43,296	(15)%
International Core Online	22,966	22,273	3%	27,127	(18)%
Total Core Online	62,284	58,859	6%	70,423	(16)%
Total Events	—	168	(100)%	4,798	(96)%
Total Revenues	$121,333	$108,556	12%	$106,625	2%

We sell customized marketing programs to IT vendors targeting a specific audience within a particular IT or business sector or sub-sector. We maintain multiple points of contact with our customers to provide support throughout their organizations and their customers’ IT sales cycles. As a result, our customers often run multiple advertising programs with us in order to target their desired audience of IT and business professionals more effectively. There are multiple factors that can impact our customers’ marketing and advertising objectives and spending with us, including but not limited to, IT product launches, increases or decreases to their advertising budgets, the timing of key industry marketing events, responses to competitor activities and efforts to address specific marketing objectives such as creating brand awareness or generating sales leads. Our products and services are generally delivered under short-term contracts that run for the length of a given program, typically less than six months. In 2016, we began to enter into longer-term contracts with certain customers and, in the fourth quarter of 2018 and 2017 approximately 33% and 24% respectively of our online revenues were from longer-term contracts of approximately 12 months.

Online revenues represented 100%, 100%, and 96% of total revenues for the years ended December 31, 2018, 2017, and 2016, respectively. As previously disclosed, we phased out our events product line.

Product and Service Offerings

We use our online offerings to provide IT vendors with numerous touch points to identify, reach and influence key IT decision makers. The following is a description of the products and services we offer, which may be provided separately or combined as part of an integrated marketing campaign

IT Deal Alert: Priority Engine™. Priority Engine is a subscription service powered by our Activity Intelligence platform, which integrates with customer relationship management and marketing automation platforms from salesforce.com, Marketo, Eloqua, Pardot, and Integrate. The service delivers information that enables marketers and sales personnel to identify and understand accounts and individuals actively researching new technology purchases and then to engage those active prospects within the organizations that are relevant to the purchase. We sell this service in approximately 200 technology-specific segments which our customers use for demand generation, account-based marketing and other marketing and sales activities.  Priority Engine is also available with specific geographic focus, bringing the total available segments to over 300.

IT Deal Alert: Qualified Sales Opportunities™. Qualified Sales Opportunities is a product that profiles specific in-progress purchase projects, including information on scope and purchase considerations, in approximately 110 technology-specific segments.

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

Demand Solutions. Our suite of demand solutions offerings allows IT vendors to maximize return on investment by capturing sales leads from the distribution and promotion of content to our audience of IT and business professionals.  We leverage our Activity Intelligence framework to enable significant segmentation and targeting of specific audiences that can be accessed through these programs.

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

Events.  Events revenues represented 0%, 0%, and 4% of total revenues for the years ended December 31, 2018, 2017, and 2016, respectively. Historically, we have operated a select number of face-to-face events, the majority of which were free to IT and business professionals and were sponsored by IT vendors. In 2017, we ceased to offer these services to our customers and instead focus our efforts on enhancing our data driven product offerings and working with our customers to gain the fullest advantage that our data-driven products can offer.

Cost of Revenues, Operating Expenses and Other

Expenses consist of cost of revenues, selling and marketing, product development, general and administrative, depreciation, amortization, and interest and other expense, net. Personnel-related costs are a significant component of each of these expense categories except for depreciation, amortization and interest and other expense, net.

Cost of Revenues. Cost of online revenues consists primarily of: salaries and related personnel costs; member acquisition expenses (primarily keyword purchases from leading internet search sites); Lead generation expenses; freelance writer expenses; website hosting costs; vendor expenses associated with the delivery of webcast; podcast, videocast and similar content; and other offerings; stock-based compensation expenses; facility expenses and other related overhead.

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

Depreciation. Depreciation expense consists of the depreciation of our property and equipment and other capitalized assets. Depreciation is calculated using the straight-line method over their estimated useful lives, ranging from three to ten years.

Amortization of Intangible Assets. Amortization of intangible assets expense consists of the amortization of intangible assets recorded in connection with our acquisitions. Separable intangible assets that are not deemed to have an indefinite life are amortized over their estimated useful lives, which range from eighteen months to seventeen years, using methods that are expected to reflect the estimated pattern of economic use.

Interest and Other Expense, Net. Interest expense, net consists primarily of interest costs and the related amortization of deferred issuance costs on amounts borrowed under our Senior Secured Credit Facilities Credit Agreement for a term loan (“Term Loan Agreement”) and amortization of premiums on our investments, less any interest income earned on cash, cash equivalents and short-term and long-term investments. We historically have invested our cash in money market accounts, municipal bonds, government agency bonds, U.S. Treasury securities, and corporate bonds. Other, expense consists primarily of non-operating gains or losses, primarily related to realized and unrealized foreign currency gains and losses on trade assets and liabilities.

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

Revenue Recognition

We generate substantially all of our revenues from the sale of targeted marketing and advertising campaigns, which we deliver via our network of websites and data analytics solutions. We recognize revenue when performance obligations are satisfied by transferring promised goods and services to customers in an amount the company expects to receive in exchange for those goods or services. The Company enters into contracts that can include various combinations of its offerings which are generally capable of being distinct and accounted for as a separate performance obligation.

The Company’s offerings consist of:

IT Deal Alert provides a suite of products that leverages detailed purchase intent data that we collect about end-user IT organizations. Through proprietary scoring methodologies, we use this insight to help our customers identify and prioritize accounts. We provide this insight primarily through Priority EngineTM, TargetROITM, Qualified Sales OpportunitesTM and Deal DataTM. Revenue from Priority Engine allows customers access to purchase intent data through the life of the contract and is recognized ratably over the contract period. Target ROI contains Priority Engine as well as other duration based solutions, which are discussed below, and revenue from Target ROI is recognized ratably over the contract period using the same time-based measure of progress for each of the distinct performance obligations included within TargetROI. Revenue from Qualified Sales Opportunities, Deal Data and Research is recognized at the point in time when control is transferred to the customer, which occurs when the related reports are provided to the customer.

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

Revenue from brand and demand solutions is primarily recognized when the transfer of control occurs. Certain of the contracts within brand and demand solutions are duration-based campaigns which, in the event of customer cancellation, provide the Company with an enforceable right to a proportional payment for the portion of the campaign based on services provided. Accordingly, revenue from duration-based campaigns are recognized using a time-based measure of progress, which the Company believes best depicts how it satisfies its performance obligations in these arrangements as control is continuously transferred throughout the contract period.. Revenue from Microsites is recognized ratably over the life of the contract. Revenue from custom content creation is recognized over the expected period of performance using a single measure of progress, typically based on hours incurred.

We recognized revenue from events in the period in which the event occurs. The majority of our events were free to qualified attendees; however, certain events were based on a paid attendee model. We recognized revenue for paid attendee events upon completion of the event. As previously disclosed, we have phased out our events product line.

Long-Lived Assets

Our long-lived assets consist primarily of property and equipment, capitalized software, goodwill, and other intangible assets. Goodwill and other intangible assets have arisen principally from our acquisitions. The amount assigned to intangible assets is subjective and based on our estimates of the future benefit of the intangible assets using accepted valuation techniques, such as discounted cash flow and replacement cost models. Our long-lived assets, other than goodwill, are amortized over their estimated useful lives, which we determine based on the consideration of several factors including the period of time the asset is expected to remain in service. Intangible assets are amortized over their estimated useful lives, which range from eighteen months to seventeen years, using methods of amortization that are expected to reflect the estimated pattern of economic use. Consistent with our determination that we have only one reporting segment, we have determined that there is only one reporting unit and test goodwill for impairment at the entity level. We evaluate the carrying value and remaining useful lives of long-lived assets, other than goodwill, whenever indicators of impairment are present. We evaluate the carrying value of goodwill annually using the two-step process required by Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other (“ASC 350”). The first step of the impairment test is to identify potential impairment by comparing the reporting unit’s fair value with its net book value (or carrying amount), including goodwill. The fair value is estimated based on a market value approach. If the fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is not performed. Whenever indicators of impairment are present, we would perform the second step and compare the implied fair value of the reporting unit’s goodwill, as defined by ASC 350, to its carrying value to determine the amount of the impairment loss, if any. As of December 31, 2018, there were no indications of impairment based on our step one analysis, and our estimated fair value exceeded our carrying value by a significant margin.

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

The allowance for doubtful accounts was $2.1 million and $1.8 million at December 31, 2018 and 2017, respectively.

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

	Years Ended December 31,
	2018	2017	2016
Expected volatility	39%	43%	46%
Expected term	6 years	6 years	6 years
Risk-free interest rate	2.82%	1.87%	1.90%
Expected dividend yield	—%	—%	—%
Weighted-average grant date fair value per share	$11.94	$4.61	$3.91

The expected volatility of options granted in 2018, 2017, and 2016 was determined using a weighted average of the historical volatility of our stock for a period equal to the expected life of the option. The risk-free interest rate is based on a zero coupon U.S. treasury instrument whose term is consistent with the expected life of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. We applied an estimated annual forfeiture rate based on historical averages in determining the expense recorded in each period.

Internal-Use Software and Website Development Costs

We capitalize costs of materials, consultants and compensation and related expenses of employees who devote time to the development of internal-use software and website applications. We begin to capitalize our costs to develop software and website applications when planning stage efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. Our judgment is required in determining the point at which various projects enter the state at which costs may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized, which is generally four years. To the extent that we change the manner in which we develop and test new features and functionalities related to our internal use software and websites, assess the ongoing value of capitalized assets or determine the estimated useful lives over which the costs are amortized, the amount of internal use software and website development costs we capitalize and amortize in future periods would be impacted. We review capitalized internal-use software and website development costs for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We would recognize an impairment loss only if the carrying amount of the asset is not recoverable and exceeds its fair value. We capitalized internal-use software and website development costs of $3.0 million, $2.9 million, and $2.8 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Income Taxes

We are subject to income taxes in both U.S. and foreign jurisdictions, and we use estimates in determining our provision for income taxes. We recognize deferred tax assets and liabilities based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates expected to be in effect when such differences are settled.

Our net deferred tax liabilities are comprised primarily of book to tax differences on stock-based compensation and timing of deductions for deferred rent, accrued expenses, depreciation, and amortization. As of December 31, 2018, we had foreign net operating loss (“NOL”) carryforwards of $0.2 million, which may be used to offset future taxable income in foreign jurisdictions and may be carried forward indefinitely. The deferred tax assets related to the foreign NOL carryforwards have been fully offset by a valuation allowance.

On December 22, 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (“the Act”) was signed into law making significant changes to the Internal Revenue Code of 1986, as amended. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017.

Net Income Per Share

We calculate basic earnings per share (“EPS”) by dividing earnings available to common stockholders for the period by the weighted average number of common shares and vested, undelivered restricted stock unit awards outstanding during the period. Because the holders of unvested restricted stock unit awards do not have non-forfeitable rights to dividends or dividend equivalents, we do not consider these awards to be participating securities that should be included in our computation of earnings per share under the two-class method. Diluted EPS is computed using the weighted average number of common shares and vested, undelivered restricted stock unit awards outstanding during the period, plus the dilutive effect of potential future issuances of common stock relating to stock option and restricted stock unit award programs using the treasury stock method. In calculating diluted EPS, the dilutive effect of stock options and restricted stock unit awards is computed using the average market price for the respective period. In addition, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options and restricted stock unit awards that are in-the-money. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of stock options and restricted stock unit awards.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Years Ended December 31,
	2018		2017		2016
	($ in thousands)
Revenues:
Online	$121,333	100%	$108,388	100%	$101,827	96%
Events	—	—	168	0	4,798	4%
Total revenues	121,333	100	108,556	100	106,625	100
Cost of revenues:
Online	28,959	24	28,295	26	27,545	26%
Events	—	—	41	0	2,672	2
Total cost of revenues	28,959	24	28,336	26	30,217	28
Gross profit	92,374	76	80,220	74	76,408	72
Operating expenses:
Selling and marketing	47,779	39	44,747	41	44,316	42
Product development	8,869	7	8,215	8	8,038	8
General and administrative	14,557	12	12,212	11	12,370	12
Depreciation and amortization	4,548	4	4,636	4	4,893	4
Total operating expenses	75,753	62	69,810	64	69,617	65
Operating income	16,621	14	10,410	10	6,791	6
Interest and other expense, net	(1,778)	(2)	(693)	(1)	(1,774)	(2)
Income before provision for income taxes	14,843	12	9,717	9	5,017	4
Provision for income taxes	1,888	1	2,914	3	2,598	2
Net income	$12,955	11%	$6,803	6%	$2,419	2%

Comparison of Fiscal Years Ended December 31, 2018 and 2017

Revenues

	Years Ended December 31,
	2018	2017	Increase (Decrease)	Percent Change
	($ in thousands)
Revenues:
Online	$121,333	$108,388	$12,945	12%
Events	—	168	(168)	(100)
Total revenues	$121,333	$108,556	$12,777	12%

Online. Online revenues for the year ended December 31, 2018 (“fiscal 2018”) increased by $12.9 million over the year ended December 31, 2017 (“fiscal 2017”). This increase was driven by an increase of $9.5 million in revenues from our IT Deal Alert product offerings as well as a $3.4 million in our core online product offerings.

Events. As noted above, we ceased offering our events product line during 2017.

Cost of Revenues and Gross Profit

	Years Ended December 31,
	2018	2017	Increase (Decrease)	Percent Change
	($ in thousands)
Cost of revenues:
Online	$28,959	$28,295	$664	2%
Events	—	41	(41)	(100)%
Total cost of revenues	$28,959	$28,336	$623	2%
Gross profit	$92,374	$80,220	$12,154	15%
Gross profit percentage	76%	74%

Cost of Revenues. The increase in cost of revenues was primarily driven by the increase in variable costs attributable to contracted services costs related to fulfilling campaigns attributable to an increase of $12.9 million in online revenues.

Cost of Events Revenues. We have phased out our events product line.

Gross Profit. Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. Gross profit percentage for fiscal 2018 was 76% as compared to 74% for fiscal 2017. Gross profit increased in fiscal 2018 as compared to the same period in 2017, primarily attributable to the increase in revenues as compared to the same period a year ago. Because the majority of our costs are labor-related, we expect our gross profit to fluctuate from period to period depending on the total revenues for the period.

Operating Expenses and Other

	Years Ended December 31,
	2018	2017	Increase (Decrease)	Percent Change
	($ in thousands)
Operating expenses:
Selling and marketing	$47,779	$44,747	$3,032	7%
Product development	8,869	8,215	654	8
General and administrative	14,557	12,212	2,345	19
Depreciation and amortization	4,548	4,636	(88)	(2)
Total operating expenses	$75,753	$69,810	$5,943	9%
Interest and other expense, net	$(1,778)	$(693)	$(1,085)	156%
Provision for income taxes	$1,888	$2,914	$(1,026)	(35)%

Selling and Marketing. Sales and marketing costs increased by $3.0 million for the fiscal year ended December 31, 2018 as compared to the fiscal year ended December 31, 2017 primarily as a result of an increase in salaries and related costs (including an increase in stock compensation of $0.8 million).

Product Development. Product development costs increased by $0.7 million in fiscal year ended December 31, 2018 as compared to fiscal year ended December 31, 2017. Salaries and related costs (including an increase of stock compensation of $0.1 million) increased by $0.4 million. Contracted services, hosting expenses and hardware and software related cost increased by $0.4 million which was partially offset by a $0.1 million decrease in operating supplies.

General and Administrative. General and administrative costs increased by $2.3 million in fiscal year ended December 31, 2018 as compared to fiscal year ended December 31, 2017 primarily as a result of an increase in salaries and related costs (including an increase in stock compensation of $1.2 million) of $1.5million. Additionally, non-income based taxes increased by $0.4 million

Depreciation and Amortization. Depreciation expense in fiscal 2018 decreased slightly when compared to fiscal 2017 primarily due to prior year assets ending their depreciable lives and the mix of new additions and their depreciable lives.

Interest and Other Expense, Net. Interest expense, net in 2018 was flat compared to 2017. The $1.1 million change was primarily due to foreign currency-related losses of $0.5 million in 2018 compared to foreign currency-related gains of $0.6 million in 2017. The foreign currency-related gains and losses were due to changes in exchange rates in countries where we record accounts receivable and accounts payable in the normal course of business, largely the United Kingdom and Australia.

Provision for Income Taxes. Our effective tax rate was 13% and 30% for the years ended December 31, 2018 and 2017, respectively. We have permanent differences that increase or decrease our tax expense on income or reduce or increase our tax benefit on loss; the lower rate in 2018 as compared to 2017 was primarily due to the reduction in the Federal Income Tax rate due to the Tax Cuts and Jobs Act of 2017 and excess deductions related to stock-based compensation. The effective tax rate differs from the statutory rate primarily due to these permanent differences of non-deductible expenses, state income taxes, and foreign income taxes.

Comparison of Fiscal Years Ended December 31, 2017 and 2016

Revenues

	Years Ended December 31,
	2017	2016	Increase (Decrease)	Percent Change
	($ in thousands)
Revenues:
Online	$108,388	$101,827	$6,561	6%
Events	168	4,798	(4,630)	(96)
Total revenues	$108,556	$106,625	$1,931	2%

Online. Online revenues for the year ended December 31, 2017 (“fiscal 2017”) increased by $6.6 million over the year ended December 31, 2016 (“fiscal 2016”). This increase was driven by an increase of $18.1 million in revenues from our IT Deal Alert product offerings, partially offset by a decrease of $11.6 million in our core online product offerings.

Events. The decrease in events revenues is primarily due to the cessation of events in 2017.

Cost of Revenues and Gross Profit

	Years Ended December 31,
	2017	2016	Increase (Decrease)	Percent Change
	($ in thousands)
Cost of revenues:
Online	$28,295	$27,545	$750	3%
Events	41	2,672	(2,631)	(98)
Total cost of revenues	$28,336	$30,217	$(1,881)	(6)%
Gross profit	$80,220	$76,408	$3,812	5%
Gross profit percentage	74%	72%

Cost of Online Revenues. The increase in cost of online revenues was primarily driven by the increase in variable costs attributable to the $6.6 million increase in online revenues, as well as contracted services costs related fulfilling certain IT Deal Alert and demand generation campaigns.

Cost of Events Revenues. The decrease in cost of events revenues was due to the cessation of events in 2017.

Gross Profit. Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. Gross profit percentage for fiscal 2017 was 74% as compared to 72% for fiscal 2016. Online gross profit increased $5.8 million in fiscal 2017 as compared to the same period in 2016, primarily attributable to the increase in online revenues as compared to the same period in the prior year, offset in part by increased costs associated with our new products as well as the contracted services associated with fulfilling certain demand generation campaigns. Online gross profit percentage increased to 74% in fiscal 2017 from 73% in fiscal 2016. Events gross profit decreased by $2.0 million in 2017, primarily as a result of phase out of events in 2017 compared to the same period in the prior year.

Operating Expenses and Other

	Years Ended December 31,
	2017	2016	Increase (Decrease)	Percent Change
	($ in thousands)
Operating expenses:
Selling and marketing	$44,747	$44,316	$431	1%
Product development	8,215	8,038	177	2
General and administrative	12,212	12,370	(158)	(1)
Depreciation and amortization	4,636	4,893	(257)	(5)
Total operating expenses	$69,810	$69,617	$193	0%
Interest and other expense, net	$(693)	$(1,774)	$1,081	(61)%
Provision for income taxes	$2,914	$2,598	$316	12%

Selling and Marketing. Selling and marketing expenses increased slightly year over year, primarily due to an increase in variable compensation-related expenses when compared to the prior year.

Product Development. Product development expenses remained relatively flat year over year.

General and Administrative. General and administrative expenses remained relatively flat year over year.

Depreciation and Amortization. Depreciation expense increased when compared to fiscal 2016 primarily due to additions of property and equipment. The decrease in amortization of intangible assets expense in 2017 was attributable to the timing with which the amortization expense for certain intangible assets is recorded.

Interest and Other Expense, Net. Interest expense, net in fiscal 2017 and 2016 was $1.3 million and $0.9 million respectively. The increase in interest expense was primarily due to an increase of $0.3 million in interest expense associated with the term loan that we entered into during the second quarter of 2016. The 2017 change in other expense of $1.4 million was primarily due to a $0.6 million benefit in 2017 from foreign currency gains compared to $0.9 million in foreign currency losses in 2016. The increase in foreign currency-related losses was due to changes in exchange rates in countries where we record accounts receivable and accounts payable in the normal course of business, largely the United Kingdom and Australia.

Provision for Income Taxes. Our effective tax rate was 30% and 52% for the years ended December 31, 2017 and 2016, respectively. We have permanent differences that increase our tax expense on income or reduce our tax benefit on loss; the lower rate in 2017 as compared to 2016 was primarily due to excess deductions related to stock-based compensation attributable to the adoption of ASU No.2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), research and development credits, and revaluation of our deferred tax liability. The effective tax rate differs from the statutory rate primarily due to the permanent differences of non-deductible expenses, state income taxes, and foreign income taxes.

Selected Quarterly Results of Operations

The following table presents our unaudited quarterly consolidated results of operations for the eight quarters ended December 31, 2018. The unaudited quarterly consolidated information has been prepared on the same basis as our audited consolidated financial statements. You should read the following table presenting our quarterly consolidated results of operations in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

	For the Three Months Ended
	2018				2017
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
Revenues:
Online	$27,299	$31,472	$30,742	$31,820	$23,409	$26,664	$28,012	$30,303
Events	—	—	—	—	168	—	—	—
Total revenues	27,299	31,472	30,742	31,820	23,577	26,664	28,012	30,303
Cost of revenues:
Online	6,725	7,124	7,445	7,665	6,895	7,085	6,951	7,364
Events	—	—	—	—	41	—	—	—
Total cost of revenues	6,725	7,124	7,445	7,665	6,936	7,085	6,951	7,364
Gross profit	20,574	24,348	23,297	24,155	16,641	19,579	21,061	22,939
Operating expenses:
Selling and marketing	11,355	11,419	12,479	12,526	10,693	10,745	11,568	11,741
Product development	2,118	2,069	2,340	2,342	1,943	2,016	2,209	2,047
General and administrative	3,399	3,327	3,938	3,893	3,056	3,198	3,288	2,670
Depreciation and amortization	1,108	1,140	1,156	1,144	1,131	1,135	1,109	1,261
Total operating expenses	17,980	17,955	19,913	19,905	16,823	17,094	18,174	17,719
Operating income	2,594	6,393	3,384	4,250	(182)	2,485	2,887	5,220
Interest and other expense, net	(200)	(644)	(362)	(572)	(163)	(94)	(190)	(246)
Income (loss) before provision for (benefit from) income taxes	2,394	5,749	3,022	3,678	(345)	2,391	2,697	4,974
(Benefit from) provision for income taxes	300	1,329	(747)	1,006	(316)	1,030	623	1,577
Net (loss) income	$2,094	$4,420	$3,769	$2,672	$(29)	$1,361	$2,074	$3,397
Net (loss) income per share - basic	$0.08	$0.16	$0.14	$0.10	$(0.00)	$0.05	$0.08	$0.12
Net (loss) income per share - diluted	$0.07	$0.15	$0.13	$0.09	$(0.00)	$0.05	$0.07	$0.12

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

Liquidity and Capital Resources

Resources

At December 31, 2018, our cash, cash equivalents and investments totaled $35.2 million. Our cash, cash equivalents and investments increased by $1.1 million during fiscal 2018, primarily due to the cash generated from operations and proceeds from the sales and maturities of investments and proceeds from the new term loan partially offset by the repurchase of shares under our stock repurchase plan and principal payments on our term loan. Additionally, we utilized cash for purchases of property and equipment and other capitalized assets. We believe that our existing cash, cash equivalents, and investments, and our cash flow from operating activities will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion internationally, future acquisitions we might undertake, and the expansion into complementary businesses. To the extent that our cash and cash equivalents, investments and cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more additional acquisitions of businesses.

	As of December 31,
	2018	2017	2016
	(in thousands)
Cash, cash equivalents and investments	$35,173	$34,112	$37,274
Accounts receivable, net	$30,042	$29,601	$22,551

Cash, Cash Equivalents and Investments

Our cash, cash equivalents and investments at December 31, 2018 were held for working capital purposes and were invested primarily in money market accounts and U.S. Treasury securities. We do not enter into investments for trading or speculative purposes.

Accounts Receivable, Net

Our accounts receivable balance fluctuates from period to period, which affects our cash flows from operating activities. The fluctuations vary depending on the timing of our service delivery and billing activity, cash collections, and changes to our allowance for doubtful accounts. We use days sales outstanding (“DSO”) as a measurement of the quality and status of our receivables. We define DSO as net accounts receivable at quarter end divided by total revenues for the applicable period, multiplied by the number of days in the applicable period. DSO was 87 days at December 31, 2018, 90 days at December 31, 2017 and 78 days at December 31, 2016. The change in DSO year over year is primarily due to the timing of payments from all classes of customers.

Cash Flows

	Years Ended December 31,
	2018	2017	2016
	(in thousands)
Net cash provided by operating activities	$23,877	$18,649	$18,345
Net cash provided by (used in) investing activities	$1,692	$6,263	$(3,616)
Net cash used in financing activities	$(16,778)	$(17,386)	$(11,112)

Operating Activities

Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, the provision for bad debt, stock-based compensation, deferred income taxes, and the effect of changes in working capital and other activities.

The increase in cash provided by operating activities in fiscal 2018 compared to fiscal 2017 was primarily a result of a $6.2 million increase in net income offset in part by changes in operating assets and liabilities, primarily driven by increases in accounts receivable and contract liabilities of $1.5 million and $2.0 million, respectively, in 2018.

The increase in cash provided by operating activities in fiscal 2018 compared to fiscal 2017 was primarily a result of a $4.4 million increase in net income as well as of changes in operating assets and liabilities, primarily driven by a $2.7 million increase in income taxes payable and a $3.2 million increase in other liabilities. The increase in other liabilities was primarily due changes in deferred rent related to a one-time cash allowance of $3.3 million associated with a third amendment to the Newton lease. (see Note 10 to our Consolidated Financial Statements) This was partially offset by increases in accounts receivable, net of $7.9 million in 2017, compared with decreases in accounts receivable, net of $3.1 million in 2016.

Investing Activities

Cash provided by investing activities in the year ended December 31, 2018 was $1.7 million; $7.6 million from the net sales and maturities of short-term and long-term investments, partially offset by $5.5 million for the purchase of property and equipment and other capitalized assets, made up primarily of leasehold improvements, computer equipment and related software and internal-use development costs and $0.4 million for cash used to acquire the operating assets of a business.

Cash provided by investing activities in the year ended December 31, 2018 was $1.7 million; $7.6 million from the net sales and maturities of short-term and long-term investments, partially offset by $5.5 million for the purchase of property and equipment and other capitalized assets, made up primarily of website development costs, computer equipment and related software and internal-use development costs.

Cash used in investing activities in the year ended December 31, 2016 was $3.6 million; $4.4 million for the purchase of property and equipment and other capitalized assets, made up primarily of website development costs, computer equipment and related software and internal-use development costs, offset in part by $0.8 million for the net sales of short-term investments.

Capital Expenditures. We have made capital expenditures primarily for computer equipment and related software needed to host our websites, internal-use software development costs, as well as for leasehold improvements and other general purposes to support our growth. Our capital expenditures totaled $5.5 million, $4.1 million, and $4.4 million for the years ended December 31, 2018, 2017, and 2016, respectively. A majority of our capital expenditures in 2018, 2017, and 2016 were internal-use software and website development costs and, to a lesser extent, computer equipment and related software. Additionally during 2018, the Company expended funds relating to leasehold improvements at its corporate offices.

We expect to spend approximately $5.2 million in capital expenditures in 2019, primarily for internal-use software and website development costs and computer equipment and related software. We are not currently party to any purchase contracts related to future capital expenditures. We believe we can fund these future additions through cash generated from operations.

Financing Activities

We received proceeds from the exercise of stock options in the amounts of $1.0 million, $0.9 million and $4.2 million in the years ended December 31, 2018, 2017, and 2016, respectively. These inflows were offset by  $7.1 million, $8.1 million, and $8.0 million used for the repurchase of shares under our stock repurchase programs in 2018, 2017, and 2016, respectively, as well as $3.2 million, $3.9 million, and $4.4 million related to tax withholdings on net share settlements in 2018, 2017, and 2016, respectively.

On May 9, 2016, we entered into a Senior Secured Credit Facilities Credit Agreement for a term loan (the “Term Loan Agreement”). Under the Term Loan Agreement, we borrowed and received $50.0 million in aggregate principal amount pursuant to a five-year term loan (the “Term Loan”). On June 8, 2016, we completed a tender offer, as described below in more detail, utilizing $40.8 million to repurchase shares of our common stock. We repaid $32.5 million, $6.3 million and $11.3 million of principal against the outstanding Term Loan during 2018, 2017 and 2016, respectively.

On December 24, 2018 the Company entered into a loan agreement with Western Alliance Bank (“Loan Agreement”). The Loan Agreement provides for a $25.0 million term loan facility with a maturity date of December 10, 2023 in which the Company received $25.0 million in cash.

Common Stock Repurchase Programs

In November 2018, we announced that our Board had authorized a $25.0 million stock repurchase program( the “November 2018 Repurchase Program”) whereby we are authorized to repurchase our common stock from time to time on the open market or in privately negotiated transactions at prices and in the manner that may be determined by management. During the last quarter 2018 we repurchased 243,425 shares of common stock for an aggregate purchase price of approximately $3.1 million  pursuant to the (“November 2018 Repurchase Program”). As of December 31, 2018 approximately $22.0 million remained authorized.

In June 2016, we announced that our Board had authorized a $20.0 million stock repurchase program (the “June 2016 Repurchase Program”), whereby we are authorized to repurchase our common stock from time to time on the open market or in  privately negotiated transactions at prices and in the manner that may be determined by our Board. During 2018, 2017 and 2016 we repurchased 211,729 , 749,437  and 980,329 shares of common stock, respectively, for an aggregate purchase price of $3.9 million, $8.1 million and $8.0 million respectively, pursuant to the June 2016 Repurchase Program. On May 5, 2017, our Board reauthorized the common stock repurchase program to allow us to use the remaining balance of the unused authorization under the 2016 Repurchase Program after its original expiration in June 2017. The reauthorized program allowed us to repurchase our common stock from time to time on the open market or in privately negotiated transactions at prices and in the manner that may be determined by our management. The June 2016 Repurchase program expired in August 2018.

In the twelve months ended December 31, 2018 we repurchased a total of 455,154 shares for a total of $7.0 million under the “June 2016 Repurchase Program” and the “November 2018 Repurchase Program.”

Repurchased shares were recorded under the cost method and are reflected as treasury stock in the accompanying Consolidated Balance Sheets. All repurchased shares were funded with cash on hand as well as proceeds from a term loan entered into in the second quarter of 2016 (see Note 9 to our Consolidated Financial Statements).

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

Term Loan

On May 9, 2016, we entered into the Term Loan Agreement, under which, we borrowed $50.0 million in aggregate principal amount pursuant to a five-year term loan. The borrowings under the Term Loan Agreement were secured by a lien on substantially all of our assets, including a pledge of the stock of certain of our wholly-owned subsidiaries. The Term Loan was replaced by the Loan Agreement entered into with Western Alliance Bank in December, 2018, as more fully described below.

On December 24, 2018, TechTarget Inc. (the “Company”) entered into the Loan Agreement (the “Loan Agreement”) with Western Alliance Bank (“Western Alliance”) as the lender. The Loan Agreement provides for a $25 million term loan facility with a maturity date of December 10, 2023 and replaces the Term Loan.

The borrowings under the Loan Agreement are secured by a lien on substantially all of the assets of the Company, including a pledge of the stock of certain of its wholly-owned subsidiaries (limited, in the case of the stock of certain foreign subsidiaries of the Company, to no more than 65% of the capital stock of such subsidiaries). The Loan Agreement must be repaid quarterly, with applicable interest paid monthly, in the following manner: 1.25% of the initial aggregate borrowings are due and payable each quarter for the first two loan years, 1.88% of the initial aggregate borrowings are due and payable each quarter for the third loan year, and 2.50% of the initial aggregate borrowings are due and payable each quarter for the fourth and fifth loan years. At maturity, all outstanding amounts, including unpaid principal and accrued and unpaid interest, under the Loan Agreement will be due and payable.

The borrowings are subject to a leverage ratio, measured quarterly. The Loan Agreement also requires the Company to make representations and warranties and to comply with certain other covenants and agreements that are customary in loan agreements of this type. At December 31, 2018, we were in compliance with all covenants under the Loan Agreement.

The Loan Agreement will bear interest, on the outstanding daily balance thereof, at a floating per annum rate equal to one and three-eighths percent (1.375%) above the greater of (a) the one (1) month U.S. LIBOR rate reported in The Wall Street Journal as of such date or (b) two percent (2.00%).

The Loan Agreement required the Company to pay a one-time non-refundable facility fee of approximately $25,000 on the closing date.

The Loan Agreement may be prepaid by the Company at its option without penalty, provided the Company complies with the notice provision of the document. The Loan Agreement also contains customary events of default, subject to grace periods in certain cases, which may cause repayment of the Loan Agreement to be accelerated.

Contractual Obligations and Commitments

As of December 31, 2018, our principal contractual commitments consist of obligations under leases for office space and borrowings under our Loan Agreement. The offices are leased under non-cancelable operating lease agreements that expire through 2029.

The following table sets forth our commitments to settle contractual obligations in cash as of December 31, 2018:

	Payments Due By Period (in thousands)
Contractual Obligations	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years
Term loan payable	$25,000	$1,250	$3,125	$20,625	$—
Operating leases	39,591	4,180	7,350	6,794	21,267
Total	$64,591	$5,430	$10,475	$27,419	$21,267

See Note 9 to our Consolidated Financial Statements for further information on our Term Loan Agreement, and Note 10 to our Consolidated Financial Statements for further information with respect to our operating leases.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 2 to our Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.

Forward Looking Statements

Certain information included in this Annual Report on Form 10-K may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included or referenced in this Annual Report on Form 10-K that address activities, events or developments which we expect will or may occur in the future are forward-looking statements, including statements regarding the intent, belief or current expectations of the Company and members of our management team. The words “will,” “believe,” “intend,” “expect,” “anticipate,” “project,” “estimate,” “predict” and similar expressions are also intended to identify forward-looking statements. Such statements may include those regarding guidance on our future financial results and other projections or measures of our future performance; our expectations concerning market opportunities and our ability to capitalize on them; and the amount and timing of the benefits expected from acquisitions, new products or services and other potential sources of additional revenues. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. These statements speak only as of the date of this Annual Report on Form 10-K and are based on our current plans and expectations, and they involve risks and uncertainties that could cause actual future events or results to be different than those described in or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those relating to: market acceptance of our products and services, including continued increased sales of our IT Deal Alert offerings and continued increased international growth; relationships with customers, strategic partners and employees; difficulties in integrating acquired businesses; changes in economic or regulatory conditions or other trends affecting the internet, internet marketing and advertising and IT industries; and other matters included in our filings with the Securities and Exchange Commission, including those detailed under Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K for the year ended December 31, 2018. Actual results may differ materially from those contemplated by the forward-looking statements. We undertake no obligation to update our forward-looking statements to reflect future events or circumstances.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

We currently have subsidiaries in the United Kingdom, Hong Kong, Australia, Singapore, Germany and France. Approximately 26% of our revenues for the year ended December 31, 2018 were derived from customers with billing addresses outside of the United States and our foreign exchange gains/losses were not significant. Currently, our largest foreign currency exposures are the euro and British pound. We performed a sensitivity analysis on the impact of foreign exchange fluctuations on our operating income, based on our financial results for the year ended December 31, 2018. For the year ended December 31, 2018, we estimate that a 10% unfavorable movement in foreign currency exchange rates would have decreased operating income by approximately $125, assuming that all currencies moved in the same direction at the same time and a constant ratio of non-U.S. dollar denominated revenue and expenses to U.S. dollar denominated revenue and expenses. Since a portion of our revenue is deferred revenue that is recorded at different foreign currency exchange rates, the impact to revenue of a change in foreign currency exchange rates is recognized over time, and the impact to expenses is more immediate, as expenses are recognized at the current foreign currency exchange rate in effect at the time the expense is incurred. We currently believe our exposure to foreign currency exchange rate fluctuations is financially immaterial and therefore have not entered into foreign currency hedging transactions.

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

Interest Rate Risk

At December 31, 2018, we had cash, cash equivalents and investments totaling $35.2 million. These amounts were invested primarily in money market accounts and U.S. Treasury securities. The cash, cash equivalents and investments were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

Our exposure to market risk also relates to interest expense on borrowings under the Loan Agreement. The borrowings under the Loan Agreement bear interest at an annual rate of 1.375% plus the higher of the one (1) month U.S. LIBOR rate reported in the Wall Street Journal or two percent (2.00%)  (see Note 9 to our Consolidated Financial Statements). Based on the $25.0 million of aggregate principal outstanding under the Loan Agreement as of December 31, 2018, a 200 basis point increase in interest rates would increase our annual interest expense under the Loan Agreement by approximately $0.5 million.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

TechTarget, Inc.

Newton, Massachusetts

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of TechTarget, Inc. (the “Company”) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 12, 2019 expressed an unqualified opinion thereon.

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

/s/ BDO USA, LLP

We have served as the Company's auditor since 2011.

Boston, Massachusetts

March 12, 2019

TechTarget, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$34,673	$25,966
Short-term investments	500	7,650
Accounts receivable, net of allowance for doubtful accounts of $2,099 and $1,783 as of December 31, 2018 and 2017, respectively	30,042	29,601
Prepaid taxes	1,834	1,303
Prepaid expenses and other current assets	3,069	3,088
Total current assets	70,118	67,608
Property and equipment, net	10,901	9,786
Long-term investments	—	496
Goodwill	93,687	93,793
Intangible assets, net	849	506
Deferred tax assets	55	98
Other assets	853	882
Total assets	$176,463	$173,169
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,871	$1,542
Current portion of term loan	1,241	9,888
Accrued expenses and other current liabilities	3,260	3,343
Accrued compensation expenses	2,432	1,397
Income taxes payable	176	218
Contract liabilities	5,573	7,598
Total current liabilities	14,553	23,986
Long-term liabilities:
Long-term portion of term loan	23,714	22,339
Deferred rent	4,949	5,259
Deferred tax liabilities	662	838
Total liabilities	43,878	52,422
Commitments and contingencies (See Note 10)
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized; 54,117,325 shares issued and 27,791,045 shares outstanding at December 31, 2018; 53,338,297 shares issued and 27,483,115 shares outstanding at December 31, 2017	54	53
Treasury stock, 26,326,280 and 25,855,182 shares at December 31, 2018 and 2017, respectively, at cost	(177,905)	(170,816)
Additional paid-in capital	307,014	300,763
Accumulated other comprehensive income (loss)	(215)	65
Retained earnings (accumulated deficit)	3,637	(9,318)
Total stockholders’ equity	132,585	120,747
Total liabilities and stockholders’ equity	$176,463	$173,169

See accompanying Notes to Consolidated Financial Statements.

TechTarget, Inc.

Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

	For the Years Ended December 31,
	2018	2017	2016
Revenues:
Online	$121,333	$108,388	$101,827
Events	—	168	4,798
Total revenues	121,333	108,556	106,625
Cost of revenues:
Online(1)	28,959	28,295	27,545
Events	—	41	2,672
Total cost of revenues	28,959	28,336	30,217
Gross profit	92,374	80,220	76,408
Operating expenses:
Selling and marketing(1)	47,779	44,747	44,316
Product development(1)	8,869	8,215	8,038
General and administrative(1)	14,557	12,212	12,370
Depreciation and amortization	4,548	4,636	4,893
Total operating expenses	75,753	69,810	69,617
Operating income	16,621	10,410	6,791
Interest and other expense, net	(1,778)	(693)	(1,774)
Income before provision for income taxes	14,843	9,717	5,017
Provision for income taxes	1,888	2,914	2,598
Net income	$12,955	$6,803	$2,419
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments (net of tax (provision) benefit of $(11), $(7), and $6, respectively)	$15	$13	$(10)
Foreign currency translation adjustments	(295)	300	84
Other comprehensive income (loss)	(280)	313	74
Comprehensive income	$12,675	$7,116	$2,493
Net income per common share:
Basic	$0.47	$0.25	$0.08
Diluted	$0.45	$0.24	$0.08
Weighted average common shares outstanding:
Basic	27,738	27,550	29,954
Diluted	28,653	28,271	30,774

(1)	Amounts include stock-based compensation expense as follows:

Cost of online revenues	159	$43	$112
Selling and marketing	4,899	$4,120	$4,119
Product development	200	$112	$159
General and administrative	3,855	$2,637	$2,462

See accompanying Notes to Consolidated Financial Statements.

TechTarget, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share data)

	Common Stock		Treasury Stock		Additional	Accumulated Other	Retained Earnings	Total
	Number of Shares	$0.001 Par Value	Number of Shares	Cost	Paid-In Capital	Comprehensive (Loss) Income	(Accumulated Deficit)	Stockholders’ Equity
Balance, December 31, 2015	50,927,426	$51	18,887,573	$(113,949)	$293,003	$(322)	$(18,782)	$160,001
Issuance of common stock from stock options and restricted stock units	1,673,858	1			4,191			4,192
Purchase of common stock through stock repurchase program			980,329	(7,988)				(7,988)
Purchase of common stock through tender offer (including $0.2 in related costs)			5,237,843	(40,794)				(40,794)
Excess tax benefit and shortfalls — stock options					(2,747)			(2,747)
Stock-based compensation expense					6,852			6,852
Tax withholdings related to net share settlement of RSU’s					(4,446)			(4,446)
Unrealized loss on investments (net of tax benefit of $6)						(10)		(10)
Unrealized gain on foreign currency translation						84		84
Net income							2,419	2,419
Balance, December 31, 2016	52,601,284	$52	25,105,745	$(162,731)	$296,853	$(248)	$(16,363)	$117,563
Issuance of common stock from stock options and restricted stock units	737,013	1			941			942
Purchase of common stock through stock repurchase program			749,437	(8,085)				(8,085)
Shelf registration and other fees					(3)			(3)
Stock-based compensation expense					6,912			6,912
Tax withholdings related to net share settlement of RSU’s					(3,940)			(3,940)
Unrealized gain on investments (net of tax provision of $7)						13		13
Unrealized gain on foreign currency translation						300		300
Reclassification for adoption of ASU 2016-09							242	242
Net income							6,803	6,803
Balance, December 31, 2017	53,338,297	$53	25,855,182	$(170,816)	$300,763	$65	$(9,318)	$120,747
Issuance of common stock from stock options and restricted stock units	779,028	1			1,004			1,005
Purchase of common stock through stock repurchase program			471,098	(7,089)				(7,089)
Stock-based compensation expense					8,397			8,397
Tax withholdings related to net share settlement of RSU’s					(3,150)			(3,150)
Unrealized gain on investments (net of tax provision of $11)						15		15
Unrealized loss on foreign currency translation						(295)		(295)
Net income							12,955	12,955
Balance, December 31, 2018	54,117,325	$54	26,326,280	$(177,905)	$307,014	$(215)	$3,637	$132,585

See accompanying Notes to Consolidated Financial Statements.

TechTarget, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2018	2017	2016
Operating Activities:
Net income	$12,955	$6,803	$2,419
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,548	4,636	4,893
Provision for bad debt	986	806	894
Amortization of investment premiums	73	262	308
Stock-based compensation	9,113	6,912	6,852
Amortization of debt issuance costs	298	109	60
Deferred tax provision	(137)	895	1,125
Changes in operating assets and liabilities:
Accounts receivable	(1,548)	(7,855)	3,107
Prepaid expenses and other current assets	(150)	(1,105)	343
Other assets	11	45	(52)
Accounts payable	332	(810)	299
Income taxes payable	(398)	2,744	722
Accrued expenses and other current liabilities	(212)	(157)	(987)
Accrued compensation expenses	336	670	40
Contract liabilities	(2,025)	1,519	(1,516)
Other liabilities	(305)	3,175	(162)
Net cash provided by operating activities	23,877	18,649	18,345

Investing activities:
Purchases of property and equipment, and other capitalized assets	(5,538)	(4,137)	(4,410)
Purchases of investments	—	(500)	(9,766)
Proceeds from sales and maturities of investments	7,600	10,900	10,560
Acquisitions of business net	(370)	—	—
Net cash provided by (used in) investing activities	1,692	6,263	(3,616)

Financing activities:
Tax withholdings related to net share settlements	(3,150)	(3,940)	(4,446)
Purchase of treasury shares and related costs	(7,089)	(8,085)	(7,988)
Purchase of shares through tender offer	—	—	(40,794)
Registration and other fees	—	(3)	—
Payment of earnout liabilities	—	—	(459)
Proceeds from exercise of stock options	1,005	942	4,192
Term loan proceeds	25,000	—	50,000
Debt issuance costs	(44)	(50)	(367)
Term loan principal payment	(32,500)	(6,250)	(11,250)
Net cash used in financing activities	(16,778)	(17,386)	(11,112)
Effect of exchange rate changes on cash and cash equivalents	(84)	(45)	85
Net increase in cash and cash equivalents	8,707	7,481	3,702
Cash and cash equivalents at beginning of period	25,966	18,485	14,783
Cash and cash equivalents at end of period	$34,673	$25,966	$18,485

Supplemental disclosure of cash flow information:
Cash (received) paid for taxes, net	$2,625	$(43)	$711
Property and equipment included in accounts payable and in accrued expenses and other liabilities	$—	$959	$—

See accompanying Notes to Consolidated Financial Statements

TechTarget, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2018, 2017, and 2016

(In thousands, except share and per share data, where otherwise noted or instances where expressed in millions)

1. Organization and Operations

TechTarget, Inc. and its subsidiaries (the “Company”) is a leading provider of specialized online content for buyers of enterprise information technology (“IT”) products and services, and a leading provider of purchase-intent marketing and sales services for enterprise technology vendors. The Company’s service offerings enable technology vendors to better identify, reach and influence corporate IT decision makers actively researching specific IT purchases. The Company improves vendors’ ability to impact these audiences for business growth using advanced targeting, analytics and data services complemented with customized marketing programs that integrate demand generation and brand advertising techniques. The Company operates a network of over 140 websites, each of which focuses on a specific IT sector such as storage, security or networking. IT and business professionals have become increasingly specialized, and they have come to rely on the Company’s sector-specific websites for purchasing decision support. The Company’s content platform enables IT and business professionals to navigate the complex and rapidly changing IT landscape where purchasing decisions can have significant financial and operational consequences. At critical stages of the purchase decision process, these content offerings through different channels meet IT and business professionals’ needs for expert, peer and IT vendor information and provide a platform on which IT vendors can launch targeted marketing campaigns which generate measurable return on investment. Based upon the logical clustering of members’ respective job responsibilities and the marketing focus of the products being promoted by the Company’s customers, the Company categorizes its content offerings to address the key market opportunities and audience extensions across a portfolio of distinct market categories: Security; Networking; Storage; Data Center and Virtualization Technologies; CIO/IT Strategy; Business Applications and Analytics; Application Architecture and Development; and ANCL Channel.

2. Summary of Significant Accounting Policies

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these Notes to Consolidated Financial Statements.

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, TechTarget Securities Corporation (“TSC”), TechTarget Limited, TechTarget (HK) Limited (“TTGT HK”), TechTarget (Australia) Pty Ltd., TechTarget (Singapore) Pte Ltd., E-Magine Médias SAS (“LeMagIT”) and TechTarget Germany GmbH. TSC is a Massachusetts corporation. TechTarget Limited is a subsidiary doing business principally in the United Kingdom. TTGT HK is a subsidiary incorporated in Hong Kong in order to facilitate the Company’s activities in the Asia-Pacific region. In 2018, TechTarget modified its PRC operations consolidating its activities with other TechTarget locations.   TechTarget (Beijing) Information Technology Consulting Co. Ltd.  (“TTGT Consulting”) and Keji Wangtuo Information Technology Co., Ltd., (“KWIT”), which were incorporated under the laws of the People’s Republic of China (“PRC”), were closed during 2018. TechTarget (Australia) Pty Ltd. and TechTarget (Singapore) Pte Ltd. are the entities through which the Company does business in Australia and Singapore, respectively; LeMagIT and TechTarget Germany GmbH, both wholly-owned subsidiaries of TechTarget Limited, are entities through which the Company does business in France and Germany, respectively.

Reclassifications

There were no reclassifications out of accumulated other comprehensive income in the years ended December 31, 2018, 2017, or 2016.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to revenues, long-lived assets, goodwill, the allowance for doubtful accounts, stock-based compensation, earnouts, self-insurance accruals, the allocation of purchase price to intangibles and goodwill, and income taxes. Estimates of the carrying value of certain assets and liabilities are based on historical experience and on various other assumptions that the Company believes to be reasonable. Actual results could differ from those estimates.

Revenue Recognition

On January 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

Revenue Recognition under Accounting Standards Codification (“ASC”) 605, Revenue Recognition

The Company generates its revenues from the sale of targeted marketing and advertising campaigns, which are delivered via its network of websites, data analytics solutions, and, historically, events. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

We recognized revenue from events in the period in which the event occurs. The majority of our events were free to qualified attendees; however, certain events were based on a paid attendee model. We recognized revenue for paid attendee events upon completion of the event. As previously disclosed, we have phased out our events product line.

Revenue Recognition under ASC 606, Revenue from Contacts with Customers (“ASC 606”)

The Company generates its revenues from the sale of targeted marketing and advertising campaigns, which it delivers via its network of websites and data analytic solutions. Revenue is recognized when performance obligations are satisfied by transferring promised goods or services to customers, as determined by applying a five-step process consisting of: a) identifying the contract, or contracts, with a customer, b) identifying the performance obligations in the contract, c) determining the transaction price, d) allocating the transaction price to the performance obligations in the contract, and e) recognizing revenue when, or as, performance obligations are satisfied.

The Company’s offerings consist of:

IT Deal Alert provides a suite of products that leverages detailed purchase intent data that we collect about end-user IT organizations. Through proprietary scoring methodologies, we use this insight to help our customers identify and prioritize accounts. We provide this insight primarily through Priority EngineTM, TargetROITM, Qualified Sales OpportunitesTM and Deal DataTM . Revenue from Priority Engine allows customers access to purchase intent data through the life of the contract and is recognized ratably over the contract period. Target ROI contains Priority Engine as well as other duration based solutions, which are discussed below, and revenue from Target ROI is recognized ratably over the contract period using the same time-based measure of progress for each of the distinct performance obligations included within TargetROI. In determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Revenue from Qualified Sales Opportunities, Deal Data and Research is recognized at the point in time when control is transferred to the customer, which occurs when the related reports are provided to the customer.

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

Revenue from brand and demand solutions is primarily recognized when the transfer of control occurs. Certain of the contracts within brand and demand solutions are duration-based campaigns which, in the event of customer cancellation, provide the Company with an enforceable right to a proportional payment for the portion of the campaign based on services provided. Accordingly, revenue from duration-based campaigns are recognized using a time-based measure of progress, which the Company believes best depicts how it satisfies its performance obligations in these arrangements as control is continuously transferred throughout the contract period. Revenue from Microsites is recognized ratably over the life of the contract. Revenue from custom content creation is recognized over the expected period of performance using a single measure of progress, typically based on hours incurred.

To determine standalone selling price for the individual performance obligations in the arrangement, the Company uses an estimate of the observable selling prices in separate transactions. The Company establishes best estimates considering multiple factors including, but not limited to, class of client, size of transaction, available inventory, pricing strategies and market conditions. The Company uses a range of amounts to estimate stand-alone selling price when it sells the goods and services separately and needs to determine whether a discount is to be allocated based upon the relative stand-alone selling price to the various goods and services. Judgment is required to determine the standalone selling price for each distinct performance obligation.

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, short-term and long-term investments, accounts receivable, accounts payable, long-term debt and contingent consideration. Due to their short-term nature and liquidity, the carrying value of these instruments, with the exception of contingent consideration and long-term debt, approximates their estimated fair values. See Note 4 for further information on the fair value of the Company’s investments. The Company classifies all of its short-term and long-term investments as available-for-sale. Amounts outstanding under the Company’s long-term debt are subject to variable rates of interest based on current market rates, and as such, the Company believes the carrying amount of these obligations approximates fair value. The fair value of contingent consideration was estimated using a discounted cash flow method described in Note 5.

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

Goodwill and indefinite-lived intangible assets are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life are amortized over their estimated useful lives, which range from eighteen months to seventeen years, using methods of amortization that are expected to reflect the estimated pattern of economic use, and are reviewed for impairment when events or changes in circumstances suggest that the assets may not be recoverable. Consistent with the Company’s determination that it has a single reporting segment, it has been determined that there is a single reporting unit and goodwill is therefore tested for impairment at the entity level. The Company performs its annual test of impairment of goodwill as of December 31st of each year and whenever events or changes in circumstances suggest that the carrying amount may not be recoverable using the two-step process required by ASC 350, Intangibles – Goodwill and Other (“ASC 350”). The first step of the impairment test is to identify potential impairment by comparing the reporting unit’s fair value with its net book value (or carrying amount), including goodwill. The fair value is estimated based on a market value approach. If the fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is not performed. Whenever indicators of impairment become present, the Company would perform the second step and compare the implied fair value of the reporting unit’s goodwill, as defined by ASC 350, to its carrying value to determine the amount of the impairment loss, if any. As of December 31, 2018, there were no indications of impairment based on the step one analysis, and the Company’s estimated fair value exceeded its goodwill carrying value by a significant margin.

Based on the aforementioned evaluation, the Company believes that, as of the balance sheet date presented, none of the Company’s goodwill or other long-lived assets was impaired. The Company did not have any intangible assets with indefinite lives as of December 31, 2018 or 2017.

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

Below is a summary of the changes in the Company’s allowance for doubtful accounts for the years ended December 31, 2018, 2017, and 2016.

	Balance at Beginning of Year	Provision	Acquired in Business Combinations	Write-offs, Net of Recoveries	Balance at End of Year
Year ended December 31, 2016	$1,715	$894	—	$(648)	$1,961
Year ended December 31, 2017	$1,961	$806	—	$(984)	$1,783
Year ended December 31, 2018	$1,783	$986	—	$(670)	$2,099

Property and Equipment and Other Capitalized Assets

Property and equipment and other capitalized assets are stated at cost. Property and equipment acquired through acquisitions of businesses are initially recorded at fair value. Depreciation is calculated on the straight-line method based on the month the asset is placed in service over the following estimated useful lives:

Estimated Useful Life
Furniture and fixtures	5 - 10 years
Computer equipment and software	3 years
Internal-use software and website development costs	3 - 5 years
Leasehold improvements	Shorter of useful life or remaining duration of lease

Property and equipment and other capitalized assets consist of the following:

	As of December 31,
	2018	2017
Furniture and fixtures	$1,266	$1,554
Computer equipment and software	4,201	3,863
Leasehold improvements	3,844	2,887
Internal-use software and website development costs	29,692	26,702
	39,003	35,006
Less: accumulated depreciation and amortization	(28,102)	(25,220)
	$10,901	$9,786

Depreciation expense was $4.4 million, $4.5 million, and $4.1 million for the years ended December 31, 2018, 2017, and 2016, respectively. Repairs and maintenance charges that do not increase the useful life of the assets are charged to operations as incurred. The Company wrote off approximately $1.5 million, $0.6 million, and $1.1 million of fully depreciated assets that were no longer in service during 2018, 2017, and 2016, respectively.

Depreciation expense is classified as a component of operating expense in the Company’s results of operations.

Internal-Use Software and Website Development Costs

The Company capitalizes costs incurred during the development of its website applications and infrastructure as well as certain costs relating to internal-use software. The Company begins to capitalize costs to develop software and website applications when planning stage efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. Judgment is required in determining the point at which various projects enter the state at which costs may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized, which is generally four years. To the extent that the Company changes the manner in which it develops and tests new features and functionalities related to its websites, assesses the ongoing value of capitalized assets, or determines the estimated useful lives over which the costs are amortized, the amount of website development costs it capitalizes and amortizes in future periods would be impacted. The estimated useful life of costs capitalized is evaluated for each specific project. Capitalized internal-use software and website development costs are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized only if the carrying amount of the asset is not recoverable and exceeds its fair value. The Company capitalized internal-use software and website development costs of $3.0 million, $2.9 million, and $2.8 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Concentrations of Credit Risk and Off-Balance Sheet Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist mainly of cash and cash equivalents, investments and accounts receivable. The Company maintains its cash and cash equivalents and investments principally in accredited financial institutions of high credit standing. The Company routinely assesses the credit worthiness of its customers. The Company generally has not experienced any significant losses related to individual customers or groups of customers in any particular industry or area. The Company does not require collateral. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by one management to be probable in the Company’s accounts receivable.

At December 31, 2018, no customer represented 10% of total accounts receivable. One single customer represented 10% of total accounts receivable at December 31, 2017. No single customer accounted for 10% or more of total revenues in the years ended December 31, 2018, 2017, or 2016.

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

Stock-Based Compensation

The Company has stock-based employee compensation plans which are more fully described in Note 11. Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized in the Consolidated Statement of Income and Comprehensive Income using the straight-line method over the vesting period of the award. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock option awards.

Comprehensive Income

Comprehensive income includes all changes in equity during a period, except those resulting from investments by stockholders and distributions to stockholders. The Company's comprehensive income includes changes in the fair value of the Company’s unrealized gains on available for sale securities and foreign currency translation adjustments.

There were no reclassifications out of accumulated other comprehensive income in the periods ended December 31, 2018, 2017, or 2016.

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

Net Income Per Share

Basic earnings per share is computed based on the weighted average number of common shares and vested restricted stock units outstanding during the period. Because the holders of unvested restricted stock units do not have non-forfeitable rights to dividends or dividend equivalents, the Company does not consider these restricted stock units to be participating securities that should be included in its computation of earnings per share under the two-class method. Diluted earnings per share is computed using the weighted average number of common shares and vested, undelivered restricted stock units outstanding during the period, plus the dilutive effect of potential future issuances of common stock relating to stock option and restricted stock unit programs using the treasury stock method. In calculating diluted earnings per share, the dilutive effect of stock options and restricted stock units is computed using the average market price for the respective period. In addition, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options and restricted stock units that are in-the-money. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of stock options and restricted stock units.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows:

	For the Years Ended December 31,
	2018	2017	2016
Numerator:
Net income	$12,955	$6,803	$2,419
Denominator:
Basic:
Weighted average shares of common stock and vested, undelivered restricted stock units outstanding	27,738,178	27,550,044	29,953,798
Diluted:
Weighted average shares of common stock and vested, undelivered restricted stock units outstanding	27,678,959	27,550,044	29,953,798
Effect of potentially dilutive shares	973,855	721,340	819,734
Total weighted average shares of common stock and vested, undelivered restricted stock units outstanding and potentially dilutive shares	28,652,814	28,271,384	30,773,532
Calculation of Net Income Per Common Share:
Basic:
Net income applicable to common stockholders	$12,955	$6,803	$2,419
Weighted average shares of stock outstanding	27,738,178	27,550,044	29,953,798
Net income per common share	$0.47	$0.25	$0.08
Diluted:
Net income applicable to common stockholders	$12,955	$6,803	$2,419
Weighted average shares of stock outstanding	28,652,814	28,271,384	30,773,532
Net income per common share(1)	$0.45	$0.24	$0.08

(1)

In calculating diluted earnings per share, 0.5 million, 0.7 million, and 1.3 million shares related to outstanding stock options and unvested, undelivered restricted stock units were excluded for the years ended December 31, 2018, 2017, and 2016, respectively, because they were anti-dilutive.

Recent Accounting Pronouncements

Accounting Guidance Adopted in 2018

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

The standard may be applied retrospectively to each prior period presented, or using the modified retrospective approach, with the cumulative effect recognized as of the date of initial application. The Company adopted the standard effective January 1, 2018, using the modified retrospective approach (see Note 3).

Accounting Guidance Not Yet Adopted as of December 31, 2018

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. For operating leases, a lessee is required to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 (Leases), ASU 2018-11, and ASU 2018-20, Leases (collectively, Topic 842), Targeted Improvements ("ASU 2018-11"), which provide (i) narrow amendments to clarify how to apply certain aspects of the new lease standard, (ii) entities with an additional transition method to adopt the new standard, and (iii) lessors with a practical expedient for separating components of a contract. ASU 2018-11 specifically permits an entity to elect an additional transition method to the existing modified retrospective transition requirements. Under the new transition method, an entity could adopt the provisions of ASU No. 2016-02 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without adjustment to the financial statements for periods prior to adoption. Consequently, an entity's reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with the previous lease guidance in ASC 840. ASU No. 2018-11 also allows a practical expedient that permits lessors to not separate non-lease components from the associated lease component if certain conditions are present. All of these ASUs related to ASC Topic 842 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2018, and is effective for the Company for the year ending December 31, 2019. The Company is adopting ASU 2016-02 using the modified retrospective method, upon its effective date of January 1, 2019. The Company is electing the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows the Company to carryforward the historical lease classification for all leases in effect at adoption. The Company will make an accounting policy election to keep leases with an initial term of 12 months or less off of the consolidated balance sheet and will recognize those lease payments in the consolidated statements of income and comprehensive income on a straight-line basis over the lease term. We are substantially complete with our evaluation of the effect that the adoption of this ASU will have on our financial statements. We believe that most of our operating lease commitments will be subject to the new standard. In connection with the adoption of ASC 842, we expect to recognize additional right-of-use assets and operating lease liabilities of within a range of approximately $28 million to $32 million on January 1, 2019, with no material impact to our Consolidated Statements of Income and Comprehensive Income.

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

3. Revenue

Disaggregation of Revenue

The following table depicts the disaggregation of revenue according to categories consistent with how the Company evaluates its financial performance:

	Year Ended December 31,
	2018	2017	2016
Total Online	$121,333	$108,388	$101,827
Total Online by Geographic Area:
North America:
North America IT Deal Alert	$43,342	$36,622	$25,743
North America Core Online	39,318	36,586	43,296
Total North America Online	82,660	73,208	69,039
International:
International IT Deal Alert	15,707	12,907	5,661
International Core Online	22,966	22,273	27,127
Total International Online	38,673	35,180	32,788
Total Online by Product:
IT Deal Alert:
North America IT Deal Alert	43,342	36,622	25,743
International IT Deal Alert	15,707	12,907	5,661
Total IT Deal Alert	59,049	49,529	31,404
Core Online:
North America Core Online	39,318	36,586	43,296
International Core Online	22,966	22,273	27,127
Total Core Online	62,284	58,859	70,423
Total Events	—	168	4,798
Total Revenues	$121,333	$108,556	$106,625

Contract liabilities

Timing may differ between the satisfaction of performance obligations and the invoicing and collection of amounts related to the Company’s contracts with customers. Liabilities are recorded for amounts that are collected in advance of the satisfaction of performance obligations. Contract liabilities on the accompanying Consolidated Balance Sheets was $5.6 million and $7.6 million (prior to the adjustment for ASC 606) at December 31, 2018 and December 31, 2017, respectively. The Company’s adoption of ASC 606 reduced the Company’s deferred revenue by $3.5 million as of January 1, 2018. Additionally, certain customers may receive credits, which are accounted for as a material right. The Company estimates these amounts based on the expected amount of future services to be provided to customers and allocates a portion of the transaction price to these material rights. The Company recognizes these material rights as the material rights are exercised. The resulting amounts included in contract liabilities on the accompanying Consolidated Balance Sheets were $3.5 million and $2.7 million at December 31, 2018 and December 31, 2017, respectively.

Reconciliation of Account Receivable and Contract Liabilities as a result of the adoption of ASC 606:

Accounts Receivable
Year-to-Date Activity	(in thousands)
Balance Accounts Receivable December 31,2017 prior to adoption of ASC 606	$29,601
Adjustment to accounts receivable as a result of adoption of ASC 606	3,510
Balance at January 1, 2018	$26,091

Contract Liabilities
Year-to-Date Activity	(in thousands)
Balance Deferred Revenue December 31,2017 prior to adoption of ASC 606	$7,598
Adjustment to deferred revenue as a result of adoption of ASC 606	3,510
Balance at January 1, 2018	4,088
Deferral of revenue	5,573
Recognition of previously unearned revenue	4,088
Balance at December 31,2018	$5,573

    The Company elected to apply the following practical expedients:

Existence of a Significant Financing Component in a Contract

As a practical expedient, the Company has not assessed whether a contract has a significant financing component because the Company expects at contract inception that the period between payment by the customer and the transfer of promised goods or services by the Company to the customer will be one year or less. Payment terms and conditions vary by contract type, although terms generally include requirement of payment within 30 to 90 days. In addition, the Company has determined that the payment terms that the Company provides to its customers are structured primarily for reasons other than the provision of finance to the customer.

Costs to Fulfill a Contract

The Company’s revenues are primarily generated from customer contracts that are for one year or less. Costs primarily consist of incentive compensation paid based on the achievements of sales targets in a given period for related revenue streams and are recognized in the month when the revenue is earned. As a practical expedient, for amortization periods which are determined to be one year or less, the Company expenses any incremental costs of obtaining the contract with a customer when incurred. For those customer contracts greater than one year, the Company capitalizes and amortizes the expenses over the period of benefit.

Revenues Invoiced

The Company has applied the practical expedient for certain revenue streams to exclude the value of remaining performance obligations for (i) contracts with an original expected term of one year or less or (ii) contracts for which the Company recognizes revenue in proportion to the amount it has the right to invoice for services performed.

4. Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, short-term and long-term investments and contingent consideration. The fair value of these financial assets and liabilities was determined based on three levels of input as follows:

•	Level 1. Quoted prices in active markets for identical assets and liabilities;
•	Level 2. Observable inputs other than quoted prices in active markets; and
•	Level 3. Unobservable inputs.

The fair value hierarchy of the Company’s financial assets and liabilities carried at fair value and measured on a recurring basis is as follows:

		Fair Value Measurements at Reporting Date Using
	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$15,070	$15,070	$—	$—
Short-term investments(2)	500	—	500	—
Long-term investments(2)	—	—	—	—
Total assets	$15,570	$15,070	$500	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$7,155	$7,155	$—	$—
Short-term investments(2)	7,650	—	7,650	—
Long-term investments(2)	496	—	496	—
Total assets	$15,301	$7,155	$8,146	$—

(1)	Included in cash and cash equivalents on the accompanying consolidated balance sheets; valued at quoted market prices in active markets.
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

Oceanos Marketing, Inc.

The Company made a small, non-material acquisition on August 1, 2018 acquiring substantially all of the operating assets of Oceanos Marketing, Inc. which is a Massachusetts-based contact data management company for $0.6 million.

6. Cash, Cash Equivalents and Investments

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less at date of purchase. Cash equivalents are carried at cost, which approximates their fair market value. Cash and cash equivalents consisted of the following:

	As of December 31,
	2018	2017
Cash	$19,603	$18,811
Money market funds	15,070	7,155
Total cash and cash equivalents	$34,673	$25,966

The Company’s short-term and long-term investments are accounted for as available for sale securities. These investments are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive loss, a component of stockholders’ equity, net of tax. The cumulative unrealized loss, net of taxes, was $15, $17 and $30 as of December 31, 2018, 2017, and 2016, respectively. Realized gains and losses on the sale of these investments are determined using the specific identification method. There were no realized gains or losses in 2018, 2017, or 2016.

Short-term and long-term investments consisted of the following:

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term and long-term investments:
U.S. Treasury securities	$500	$—	$—	$500
Government agency bonds	—	—	—	$—
Municipal bonds	—	—	—	$—
Corporate bonds	$—	—	—	$—
Total short-term and long-term investments	$500	$—	$—	$500

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term and long-term investments:
U.S. Treasury securities	$1,499	$—	$(6)	$1,493
Government agency bonds	1,003	—	(4)	$999
Municipal bonds	4,169	—	(14)	$4,155
Corporate bonds	1,502	—	(3)	$1,499
Total short-term and long-term investments	$8,173	$—	$(27)	$8,146

The Company had no debt securities in an unrealized loss position at December 31, 2018.  At December 31, 2017, the Company had 15 debt securities in an unrealized loss position, and the unrealized loss on those securities was approximately $27 and the fair value was $8.1 million at that date. The Company uses specific identification when reviewing these investments for impairment. Because the Company does not intend to sell the investments that are in an unrealized loss position and it is not likely that the Company will be required to sell any investments before recovery of their cost basis, the Company does not consider those investments with an unrealized loss to be other-than-temporarily impaired at December 31, 2018.

At December 31, 2018 the US treasury security had a maturity date of January 2019. All income generated from these investments is recorded as interest income.

7. Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2018 and 2017 are as follows:

	As of December 31,
	2018	2017
Balance as of beginning of year	$93,793	$93,469
Effect of exchange rate changes	(202)	324
Additions	96	—
Balance as of end of year	$93,687	$93,793

8. Intangible Assets

The following table summarizes the Company’s intangible assets, net:

		As of December 31, 2018
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer, affiliate and advertiser relationships	5-17	$6,500	$(6,256)	244
Developed websites, technology and patents	10	1,502	(958)	544
Trademark, trade name and domain name	5-8	1,784	(1,730)	54
Proprietary user information database and internet traffic	5	1,110	(1,110)	—
Non-Compete agreement	1.5	10	(3)	7
Total intangible assets		$10,906	$(10,057)	$849

		As of December 31, 2017
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer, affiliate and advertiser relationships	5	$6,938	$(6,938)	$—
Developed websites, technology and patents	10	1,342	(907)	435
Trademark, trade name and domain name	8	1,802	(1,731)	71
Proprietary user information database and internet traffic	5	1,202	(1,202)	—
Total intangible assets		$11,284	$(10,778)	$506

Intangible assets are amortized over their estimated useful lives, which range from eighteen months to seventeen years, using methods of amortization that are expected to reflect the estimated pattern of economic use. The remaining amortization expense will be recognized over a weighted average period of approximately 5.17 years. Amortization expense was $0.1 million, $0.2 million, and $0.8 million for the years ended December 31, 2018, 2017, and 2016, respectively. Amortization expense is recorded within operating expenses as the intangible assets consist of customer-related assets and website traffic that the Company considers to be in support of selling and marketing activities. The Company wrote off $0.7 million fully amortized intangible assets in 2018. The Company did not write off any intangible assets in 2017. The Company wrote off $0.1 million of fully amortized intangible assets in 2016.

The Company expects amortization expense of intangible assets to be as follows:

Years Ending December 31:	Amortization Expense
2019	$133
2020	113
2021	129
2022	159
2023	315
$849

9. Loan Agreement and Prior Term Loan Agreement

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

Interest expense under the Term Loan Agreement was $1.4 million in 2018 and 2017, respectively, which includes non-cash interest expense of $0.3 million and $0.1 million in 2018 and 2017, respectively, related to the amortization of deferred issuance costs.  At the Company’s option, the Term Loan Agreement bore interest at either an annual rate of 1.50% plus the higher of (a) the Prime Rate in effect on such day and (b) the Federal Funds Effective Rate in effect on such day plus 0.50%, or the London Interbank Offered Rate (“LIBOR”) plus 2.50%. During 2018, the Company made principal payments totaling $32.5 million. During 2017, the Company made principal payments totaling $6.3 million. On December 24, 2018 the company paid off the remaining balance of the Term Loan.

On December 24, 2018, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Western Alliance Bank (“Western Alliance”) as the lender. The Loan Agreement provides for a $25 million term loan facility with a maturity date of December 10, 2023 (the “Loan Agreement”).

The borrowings under the Loan Agreement are secured by a lien on substantially all of the assets of the Company, including a pledge of the stock of certain of its wholly-owned subsidiaries (limited, in the case of the stock of certain foreign subsidiaries of the Company, to no more than 65% of the capital stock of such subsidiaries). The Loan agreement must be repaid quarterly, with applicable interest paid monthly, in the following manner: 1.25% of the initial aggregate borrowings are due and payable each quarter for the first two loan years, 1.88% of the initial aggregate borrowings are due and payable each quarter for the third loan year, and 2.50% of the initial aggregate borrowings are due and payable each quarter for the fourth and fifth loan years. At maturity, all outstanding amounts, including unpaid principal and accrued and unpaid interest, under the Loan Agreement will be due and payable.

The borrowings are subject to a leverage ratio, measured quarterly. The Loan Agreement also requires the Company to make representations and warranties and to comply with certain other covenants and agreements that are customary in loan agreements of this type.

The Loan Agreement will bear interest, on the outstanding daily balance thereof, at a floating per annum rate equal to one and three-eighths percent (1.375%) above the greater of (a) the one (1) month U.S. LIBOR rate reported in The Wall Street Journal as of such date or (b) two percent (2.00%).

The Loan Agreement required the Company to pay a one-time non-refundable facility fee of $25,000 on the closing date.

The Loan Agreement may be prepaid by the Company at its option without penalty, provided the Company complies with the notice provision of the document. The Loan Agreement also contains customary events of default, subject to grace periods in certain cases, which may cause repayment of the Term Loan to be accelerated.

Expected future installment payments on the principal by year and amounts included in the Company’s Consolidated Balance Sheet as of December 31, 2018 related to the Loan Agreement are as follows:

Years Ending December 31:
2019	$1,250
2020	1,250
2021	1,875
2022	2,500
2023	18,125
Total principal on loan agreement	25,000
Unamortized debt issuance costs	(45)
Carrying amount of loan agreement	24,955
Less: current portion of loan agreement, net of $9 in unamortized debt issuance costs	(1,241)
Long-term portion of loan agreement, net of $36 in unamortized debt issuance costs	$23,714

At December 31, 2018, the Company was in compliance with all covenants under the Loan Agreement.

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

The Newton Lease contains rent concessions, which the Company is receiving over the life of the Newton Lease. Certain of the Company’s operating leases include lease incentives and escalating payment amounts and are renewable for varying periods. The Company is recognizing the related rent expense on a straight-line basis over the term of each lease, taking into account the lease incentives and escalating lease payments. Total rent expense under the Company’s leases was approximately $4.0 million, $4.5 million, and $4.4 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Future minimum lease payments under the Company’s noncancelable operating leases at December 31, 2018 are as follows:

Years Ending December 31:	Minimum Lease Payments
2019	$4,180
2020	3,629
2021	3,721
2022	3,397
2023	3,397
Thereafter	21,267
$39,591

Litigation

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At December 31, 2018 and 2017, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

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

At the inception of the plan, the Company reserved for issuance an aggregate of 2,911,667 shares of common stock under the 2007 Plan, which expired in May 2017. The 2007 Plan was subject to an automatic annual increase of shares on January 1 of each year, beginning on January 1, 2008, equal to the lesser of (a) 2% of the outstanding number of shares of common stock (on a fully-diluted basis) on the immediately preceding December 31 and (b) such lower number of shares as may be determined by the compensation committee of the Board. The number of shares available for issuance under the 2007 Plan was subject to adjustment in the event of a stock split, stock dividend or other change in capitalization. No new awards may be granted under the 2007 Plan; however, the shares of common stock remaining in the 2007 Plan are available for issuance in connection with previously awarded grants under the 2007 Plan. There are 513,500 shares of common stock, including 130,000 vested restricted stock unit awards that remain subject to outstanding stock grants under the 2007 Plan as of December 31, 2018.

In March 2017, the Board approved the 2017 Stock Option and Incentive Plan (the “2017 Plan”), which was approved by the stockholders of the Company at the 2017 Annual Meeting and became effective June 16, 2017. The 2017 Plan replaces the Company’s 2007 Plan. On that date 3,000,000 shares of Common Stock were reserved for issuance under the 2017 Plan and, generally, shares that are forfeited or canceled from awards under the 2017 Plan also will be available for future awards. Under the 2017 Plan, the Company may grant restricted stock and restricted stock units, non-qualified stock options, stock appreciation rights, performance awards, and other stock-based and cash-based awards. Grants generally vest in equal tranches over a three-year period. Stock options granted under the 2017 Plan expire no later than ten years after the grant date. Shares of stock issued pursuant to restricted stock awards are restricted in that they are not transferable until they vest. Stock underlying awards of restricted stock units are not issued until the units vest. Non-qualified stock options cannot be exercised until they vest. Under the 2017 Plan, all stock options and stock appreciation rights must be granted with an exercise price that is at least equal to the fair market value of the stock on the date of grant. The 2017 Plan broadly prohibits the repricing of options and stock appreciation rights without stockholder approval and requires that no dividends or dividend equivalents be paid with respect to options or stock appreciation rights. The 2017 Plan further provides that, in the event any dividends or dividend equivalents are declared with respect to restricted stock, restricted stock units, other stock-based awards and performance awards (referred to as “full-value awards”), they would be subject to the same vesting and forfeiture provisions as the underlying award. There is a total of 999,761 shares of common stock that are subject to outstanding stock grants under the 2017 Plan as of December 31, 2018.

Accounting for Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The Company calculated the fair values of the options granted using the following estimated weighted-average assumptions:

	Years Ended December 31,
	2018	2017	2016
Expected volatility	39%	43%	46%
Expected term	6 years	6 years	6 years
Risk-free interest rate	2.82%	1.87%	1.90%
Expected dividend yield	—%	—%	—%
Weighted-average grant date fair value per share	$11.94	$4.61	$3.91

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

A summary of the stock option activity under the Company’s stock option plans for the year ended December 31, 2018 is presented below:

	Options Outstanding	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2017	344,090	$6.41
Granted	20,000	28.42
Exercised	(178,090)	5.64		$2,704
Forfeited	—	—
Canceled	—	—
Options outstanding at December 31, 2018	186,000	$9.50	4.32	$828
Options exercisable at December 31, 2018	166,000	$7.22	3.70	$828
Options vested or expected to vest at December 31, 2018	184,108	$9.31	4.26	$828

During the years ended December 31, 2018, 2017, and 2016, the total intrinsic value of options exercised (i.e. the difference between the market price of the underlying stock at exercise and the price paid by the employee to exercise the options) was $2.7 million, $0.9 million, and $1.9 million, respectively, and the total amount of cash received by the Company from exercise of these options was $1.0 million, $0.9 million, and $4.2 million, respectively.

Restricted Stock Unit Awards

Restricted stock unit awards are valued at the market price of a share of the Company’s common stock on the date of the grant. A summary of the restricted stock unit award activity under the Company’s plans for the year ended December 31, 2018 is presented below:

	Shares	Weighted-Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Nonvested outstanding at December 31, 2017	1,414,000	$9.37
Granted	542,202	27.59
Vested	(752,941)	9.26
Forfeited	(6,000)	9.57
Nonvested outstanding at December 31, 2018	1,197,261	$17.69	$14,619

The total grant-date fair value of restricted stock unit awards that vested during the years ended December 31, 2018, 2017, and 2016 was $7.0 million, $7.1 million, and $7.4 million, respectively.

As of December 31, 2018, there was $17.9 million of total unrecognized compensation expense related to stock options and restricted stock units, which is expected to be recognized over a weighted average period of 1.8 years.

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

Common Stock Repurchase Programs

On November 7, 2018 the Company announced the November 2018 Stock Repurchase plan to repurchase shares up to an aggregate amount of $25.0 million whereby the Company was authorized to repurchase the Company’s common stock from time to time on the open market or in privately negotiated transactions at prices and in a manner that may be determined by management. The Company repurchased 243,425 shares at an aggregate purchase price of $3.1 million at an average share price of $12.82 during the fourth quarter under the November 2018 Stock Repurchase plan.

In June 2016, the Company announced that the Board had authorized a $20.0 million stock repurchase program (the “June 2016  Repurchase Program”) whereby the Company was authorized to repurchase the Company’s common stock from time to time on the open market or in privately negotiated transactions at prices and in the manner that may be determined by the Board. Pursuant to the June 2016 Repurchase Program, the Company repurchased  211,729, 749,437 and 980,329 shares of common stock for an aggregate purchase price of $3.9 million, $8.1 million and $8.0 million in 2018, 2017 and 2016 respectively. On May 5, 2017, the Board reauthorized the June 2016 Repurchase Program to allow the Company to use the remaining balance of the unused authorization under such program after its original expiration date in June 2017.  For all or a portion of the authorized repurchase amount, the Company may enter into one or more plans that are compliant with Rule 10b5-1 of the Securities Exchange Act of 1934 that are designed to facilitate these purchases.  In August 2018, the June 2016 Common Stock Repurchase plan expired.

Repurchased shares are recorded under the cost method and are reflected as treasury stock in the accompanying Consolidated Balance Sheets.

Reserved Common Stock

As of December 31, 2018, the Company has reserved 3,334,912 shares of common stock for use in settling outstanding options and unvested restricted stock units that have not been issued, as well as future awards available for grant under the 2007 and 2017 Plans.

13. Income Taxes

Income before provision for income taxes was as follows:

	Years Ended December 31,
	2018	2017	2016
U.S.	$11,917	$9,435	$3,351
Foreign	2,926	282	1,666
Income before income taxes	$14,843	$9,717	$5,017

The income tax provision for the years ended December 31, 2018, 2017, and 2016 consisted of the following:

	Years Ended December 31,
	2018	2017	2016
Current:
Federal	$1,540	$1,543	$1,627
State	540	419	(569)
Foreign	(55)	57	415
Total current	2,025	2,019	1,473
Deferred:
Federal	(65)	598	1,592
State	(53)	382	(21)
Foreign	(19)	(85)	(446)
Total deferred	(137)	895	1,125
	$1,888	$2,914	$2,598

On December 22, 2017, the legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (“the Act”) was signed into law making significant changes to the Internal Revenue Code of 1986, as amended. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017.The Act also provided for a mandatory one-time tax on the deemed repatriation of accumulative foreign earnings of foreign subsidiaries as of December 31 (the ‘Transition Tax’), a tax on global intangible low-taxed income (‘GILTI’) for tax year beginning after December 31,2017, and modified the rules on the deduction for executive compensation, We have calculated our best estimate of the impact of the Act in our year end income tax provision in accordance with our understanding of the Act and guidance available as of the date of this filing.

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, the Company recorded an estimated $45 of current tax expense at December 31, 2017 in connection with the Transition Tax. In the first quarter of 2018 the Company performed additional analysis of historical foreign earnings and as a result recorded an immaterial adjustment to the transition tax. The Company completed its analysis in the fourth quarter of 2018 with no further adjustment, and reported a total transition tax of $31 on their Federal tax return. In addition, we have elected to account for GILTI as a period cost.

The income tax provision for the years ended December, 31, 2018, 2017 and 2016 differs from the amounts computed by applying the statutory federal income tax rate to consolidated income before provision for income taxes as follows:

	Years Ended December 31,
	2018	2017	2016
Provision computed at statutory rate	$3,116	$3,401	$1,757
Increase resulting from:
Difference in rates for foreign jurisdictions	93	37	(146)
Tax exempt interest income	(2)	(12)	(21)
Stock-based compensation	(1,708)	(304)	315
Other non-deductible expenses	252	(101)	67
Non-deductible officers compensation	198	447	738
State income tax provision	396	653	(380)
Losses not benefitted	23	4	1
Subsidiary earnings taxed in the US	(104)	127	253
True-up of prior year returns	(20)	(161)	11
Research and development credit	(279)	(801)	—
Tax Cuts and Jobs Act of 2017	(11)	(376)	—
Cancellation of Foreign Subsidiary Debt	(127)	—	—
Other	61	—	3
Provision for income taxes	$1,888	$2,914	$2,598

Significant components of the Company’s net deferred tax assets and liabilities are as follows:

	As of December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$33	$166
Contract liabilities	—	187
Accruals and allowances	1,253	972
Stock-based compensation	1,286	815
Deferred rent expense	1,267	1,327
Other	4	4
Gross deferred tax assets	3,843	3,471
Less valuation allowance	(33)	(352)
Total deferred tax assets	3,810	3,119
Deferred tax liabilities:
Intangible asset amortization	(2,603)	(2,036)
Depreciation	(1,814)	(1,823)
Total deferred tax liabilities	(4,417)	(3,859)
Net deferred tax liabilities	$(607)	$(740)
As reported:
Non-current deferred tax assets	$55	$98
Non-current deferred tax liabilities	$(662)	$(838)

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

The deferred tax assets relating to the foreign net operating losses (“NOLs”) are fully offset by a valuation allowance. The valuation allowance of $33 and $0.4 million at December 31, 2018 and 2017  respectively, relates primarily to foreign NOLs that the Company determined were not more likely than not to be realized based on projections of future taxable income in China and Hong Kong. The valuation allowance decreased by$320, $91, and $85 during the years ended December 31, 2018, 2017, and 2016, respectively. To the extent realization of the deferred tax assets for NOLs becomes more likely than not, recognition of these acquired tax benefits would reduce income tax expense. As of December 31, 2018, the Company had a NOL carryforward of approximately $0.2 million, which may be used to offset future taxable income in foreign jurisdictions indefinitely.

The Company had no unrecognized tax benefits at December 31, 2018. It is not expected that the amount of unrecognized tax benefits will change significantly within the next twelve months.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2018, 2017, and 2016 is as follows:

	2018	2017	2016
Balance at beginning of year	$—	$—	$184
Reductions due to amnesty and settlement	—	—	(188)
Payments	—	—	—
Gross increases related to positions taken in prior periods	—	—	4
Balance at end of year	$—	$—	$—

The Company files income tax returns in the U.S. and in foreign jurisdictions. Generally, the Company is no longer subject to U.S., state, local and foreign income tax examinations by tax authorities in its major jurisdictions for years before 2014, except to the extent of NOL and tax credit carryforwards from those years. Major taxing jurisdictions include the U.S., both federal and state. As of December 31, 2018, the Company also had foreign NOL carryforwards of $0.2 million, which may be used to offset future taxable income in foreign jurisdictions indefinitely. The deferred tax assets related to the foreign NOL carryforwards have been fully offset by a valuation allowance.

The Company considers the excess of its financial reporting over its tax basis in investments in foreign subsidiaries essentially permanent in duration and as such has not recognized deferred tax liability related to this difference. Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $7.0 million as of December 31, 2018. The Company has not provided any additional federal or state income taxes or foreign withholding taxes on the undistributed earnings as such earnings have been indefinitely reinvested in the business. Due to the various methods by which such earnings could be repatriated in the future, the amount of taxes attributable to the undistributed earnings is not practicably determinable.

14. Segment Information

The Company views its operations and manages its business as one operating segment based on factors such as how the Company manages its operations and how its executive management team reviews results and makes decisions on how to allocate resources and assess performance.

Geographic Data

Net sales to unaffiliated customers by geographic area were as follows:

	Years Ended December 31,
	2018	2017	2016
United States	$89,340	$77,982	$79,535
United Kingdom	14,391	12,544	9,944
Other International	17,602	18,030	17,146
Total	$121,333	$108,556	$106,625

Long-lived assets by geographic area were as follows:

	Years Ended December 31,
	2018	2017
U.S.	$101,051	$98,683
International	4,386	5,402
Total	$105,437	$104,085

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

15. 401(k) Plan

The Company maintains a 401(k) retirement savings plan (the “Plan”) whereby employees may elect to defer a portion of their salary and contribute the deferred portion to the Plan. The Company contributes an amount equal to 50% of the employee’s contribution to the Plan, up to an annual limit of $3 in 2018 and $2  for 2017 and 2016. The Company contributed $1.1 million, $0.9 million and $0.9 million to the Plan for each of the years ended December 31, 2018, 2017, and 2016 respectively. Employee contributions and the Company’s matching contributions are invested in one or more collective investment funds at the participant’s direction. The Company’s matching contributions vest 25% annually and are 100% vested after four consecutive years of service.

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

In connection with the preparation of the Annual Report on Form 10-K for the period ended December 31, 2018, management, under the supervision of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), conducted an evaluation of disclosure controls and procedures as of December 31, 2018. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control, that occurred during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, our internal control over financial reporting was effective. Management has reviewed its assessment with the Audit Committee.

The independent registered public accounting firm, BDO USA, LLP, has audited our consolidated financial statements and has issued an attestation report on our internal control over financial reporting as of December 31, 2018, which is included herein.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

TechTarget, Inc.

Newton, Massachusetts

Opinion on Internal Control over Financial Reporting

We have audited TechTarget, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated March 12, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ BDO USA, LLP

Boston, Massachusetts

March 12, 2019

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item concerning directors and executive officers is incorporated herein by reference under the headings to be titled “Election of Class III Directors” and “Information About Corporate Governance” in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company’s 2019 Proxy Statement (the “Proxy Statement”). The Proxy Statement is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2018 in connection with the solicitation of proxies for the Company’s 2019 annual meeting of stockholders.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a)	Documents filed as part of this report:
(1)	Financial Statements are filed as part of this Annual Report on Form 10-K. The following consolidated financial statements are included in Item 8:
•	Consolidated Balance Sheets as of December 31, 2018 and 2017
•	Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2018, 2017, and 2016
•	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2018, 2017, and 2016
•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017, and 2016
•	Notes to Consolidated Financial Statements
(2)	Financial statement schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto.
(3)	Exhibit Index.

EXHIBIT INDEX

			Incorporated by Reference to
Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

	Articles of Incorporation and By-Laws

3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant	10-Q	3.1	11/13/2007	001-33472

3.2	Amended and Restated Bylaws of the Registrant	S-1/A	3.3	3/20/2007	333-140503

	Instruments Defining the Rights of Security Holders

4.1	Specimen Stock Certificate for shares of the Registrant’s Common Stock	S-1/A	4.1	4/10/2007	333-140503

	Material Contracts

10.1	Second Amended and Restated Investors’ Rights Agreement by and among the Registrant, the Investors named therein and SG Cowen Securities Corporation, dated as of December 17, 2004	S-1	10.1	2/07/2007	333-140503

10.2	Form of Indemnification Agreement between the Registrant and its Directors and Officers	S-1/A	10.2	5/15/2007	333-140503

10.3#	2007 Stock Option and Incentive Plan	S-1/A	10.3	4/20/2007	333-140503

10.4#	Form of Incentive Stock Option Agreement under the 2007 Stock Option and Incentive Plan	S-1/A	10.4	4/20/2007	333-140503

10.5#	Form of Non-Qualified Stock Option Agreement under the 2007 Stock Option and Incentive Plan	S-1/A	10.5	4/20/2007	333-140503

10.6#	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors	S-1/A	10.5.1	4/27/2007	333-140503

10.7#	Form of Restricted Stock Agreement under the 2007 Stock Option and Incentive Plan	S-1/A	10.6	4/20/2007	333-140503

10.8#	Form of Restricted Stock Unit Agreement under the 2007 Stock Option and Incentive Plan	10-K	10.8	3/31/2008	001-33472

10.9#	Restricted Stock Unit Agreement, dated December 18, 2007, by and between the Registrant and Kevin Beam	10-K	10.9	3/31/2008	001-33472

10.10#	Restricted Stock Unit Agreement, dated December 18, 2007, by and between the Registrant and Don Hawk	10-K	10.10	3/31/2008	001-33472

10.11#	Restricted Stock Unit Agreement, dated December 18, 2007, by and between the Registrant and Greg Strakosch	10-K	10.13	3/31/2008	001-33472

10.12#	1999 Stock Option Plan	S-1	10.8	2/07/2007	333-140503

10.13#	Form of Incentive Stock Option Grant Agreement under the 1999 Stock Option Plan (for grants prior to September 27, 2006)	S-1	10.9	2/07/2007	333-140503

10.14#	Form of Incentive Stock Option Grant Agreement under the 1999 Stock Option Plan (for grants on or after September 27, 2006)	S-1	10.10	2/07/2007	333-140503

10.15#	Form of Incentive Stock Option Grant Agreement under the 1999 Stock Option Plan (for grants to executives)	S-1/A	10.10.1	5/01/2007	333-140503

10.16#	Form of Nonqualified Stock Option Grant Agreement under the 1999 Stock Option Plan	S-1	10.11	2/07/2007	333-140503

10.17#	Amended and Restated Employment Agreement, dated January 17, 2008, by and between the Registrant and Greg Strakosch	10-K	10.25	3/31/2008	001-33472

			Incorporated by Reference to
Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

10.18#	Amended and Restated Employment Agreement, dated January 17, 2008, by and between the Registrant and Don Hawk	10-K	10.26	3/31/2008	001-33472

10.19#	Amended and Restated Employment Agreement, dated January 17, 2008, by and between the Registrant and Kevin Beam	10-K	10.28	3/31/2008	001-33472

10.20	Lease Agreement by and between MA-Riverside Project L.L.C., as landlord and TechTarget, Inc., as tenant	8-K	10.1	8/7/2009	001-33472

10.21	First Amendment to Lease Agreement, by and between the Registrant and MA-Riverside Project L.L.C. for the premises located at One Riverside Center, 275 Grove Street, Newton, Massachusetts, dated November 18, 2010	8-K	10.1	11/22/2010	001-33472

10.22#	Amended and Restated Restricted Stock Unit Agreement, dated August 10, 2009, by and between the Registrant and Michael Cotoia	10-K	10.33	3/16/2011	001-33472

10.23#	Employment Agreement dated as of January 1, 2012 between the Registrant and Michael Cotoia	8-K	10.1	1/10/2012	001-33472

10.24#	Amendment and Waiver to Amended and Restated Employment Agreement between the Registrant and Kevin Beam (dated January 10, 2012)	10-K	10.36	3/15/2012	001-33472

10.25#	Amendment and Waiver to Amended and Restated Employment Agreement between the Registrant and Don Hawk (dated January 10, 2012)	10-K	10.37	3/15/2012	001-33472

10.26	Purchase Agreement between the Company and TCV V, LP and TCV Member Fund, LP, dated December 9, 2014	8-K	10.1	12/9/14	001-33472

10.27	Second Amendment to Lease Agreement by and between Hines Global REIT Riverside Center, LLC, as landlord and successor in interest to MA-Riverside Project, LLC and TechTarget, Inc., as tenant dated July 23, 2015	10-Q	10.1	11/9/2015	001-33472

10.28#	Employment Agreement between the Registrant and Michael Cotoia (dated May 3, 2016)	8-K	10.2	5/9/2016	001-33472

10.29#	Employment Agreement between the Registrant and Greg Strakosch (dated May 3, 2016)	8-K	10.3	5/9/2016	001-33472

10.30	Senior Secured Credit Facilities Credit Agreement between Registrant and Silicon Valley Bank dated May 9, 2016	8-K	10.1	5/9/2016	001-33472

10.31#	Employment Agreement between the Registrant and Daniel T. Noreck (dated December 19, 2016)	8-K	10.1	12/19/2016	001-33472

10.32#	2017 Stock Option and Incentive Plan	8-K	10.1	6/20/2017	001-33472

10.33#	Form of Restricted Stock Unit Agreement	10-Q	10.2	8/9/2017	001-33472

10.34#	Form of Stock Option Agreement	10-Q	10.3	8/9/2017	001-33472

10.35	First Amendment to Credit Agreement with Silicon Valley Bank	8-K	10.1	6/22/2017	001-33472

10.36	Third Amendment to Lease Agreement by and between Hines Global REIT Riverside Center, LLC, as landlord and successor in interest to MA-Riverside Project, LLC and TechTarget, Inc., as tenant dated October 26, 2017	8-K	10.1	10/27/2017	001-33472

10.37#	Transition, Separation and Release Agreement dated July 12, 2018 between the registrant and Kevin Beam	8-K	10.1	07/12/2018	001-33472

Incorporated by Reference to
Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

10.38#	Form of Restricted Stock Unit Agreement	10Q	10.2	8/3/2018	001-33472

10.39#	Loan and Security Agreement, Dated December 24,2018, by and Between TechTarget, Inc., as Borrower, and Western Alliance Bank, Lender	8-K	10.1	12/28/2018	001-33472

*10.40	2018 Executive Incentive Bonus Plan

*21.1	List of Subsidiaries

*23.1	Consent of BDO USA, LLP

*31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

*31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

*32.1	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

*	Filed herewith.
#	Management contract or compensatory plan or arrangement filed as an Exhibit to this report pursuant to 15(a) and 15(c) of Form 10-K.
(1)

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017, (ii) Consolidated Statements of Comprehensive Income for the Years ended December 31, 2018, December 31, 2017 and December 31, 2016, (iii) Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2018, December 31, 2017 and December 31, 2016, (iv) Consolidated Statements of Cash Flows for the Years ended December 31, 2018, December 31, 2017 and December 31, 2016, and (v) Notes to Consolidated Financial Statements.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHTARGET, INC.
Date: March 12, 2019

By:	/s/ Michael Cotoia
Michael Cotoia
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Cotoia	Chief Executive Officer and Director	March 12, 2019
Michael Cotoia	(Principal executive officer)

/s/ Daniel Noreck	Chief Financial Officer and Treasurer	March 12, 2019
Daniel Noreck	(Principal financial and accounting officer)

/s/ Greg Strakosch	Executive Chairman	March 12, 2019
Greg Strakosch

/s/ Robert D. Burke	Director	March 12, 2019
Robert D. Burke

/s/ Leonard Forman	Director	March 12, 2019
Leonard Forman

/s/ Bruce Levenson	Director	March 12, 2019
Bruce Levenson

/s/ Roger M. Marino	Director	March 12, 2019
Roger M. Marino