Form 10-Q
period 2019-03-31
TechTarget Inc
filed 2019-05-08
CIK 1293282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, $0.001 per value per share	TTGT	The NASDAQ Stock Market LLC

As of April 30, 2019, the registrant had 27,595,866 shares of common stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TECHTARGET, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$38,851	$34,673
Short-term investments	—	500
Accounts receivable, net of allowance for doubtful accounts of $2,317 and $2,099 as of March 31, 2019 and December 31, 2018, respectively	25,250	30,042
Prepaid taxes	620	1,834
Prepaid expenses and other current assets	3,544	3,069
Total current assets	68,265	70,118
Property and equipment, net	11,627	10,901
Goodwill	93,727	93,687
Intangible assets, net	809	849
Operating lease assets with right-of-use	26,873	—
Deferred tax assets	307	55
Other assets	1,004	853
Total assets	$202,612	$176,463
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,987	$1,871
Current operating lease liability	2,438	—
Current portion of term loan	1,241	1,241
Accrued expenses and other current liabilities	2,386	3,260
Accrued compensation expenses	842	2,432
Income taxes payable	157	176
Contract liabilities	5,594	5,573
Total current liabilities	14,645	14,553
Long-term liabilities:
Long-term portion of term loan	23,404	23,714
Non-current operating lease liability	28,894	—
Deferred rent	—	4,949
Deferred tax liabilities	544	662
Total liabilities	67,487	43,878
Commitments and contingencies (see Note 9)
Stockholders’ equity:
Preferred stock, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 54,246,261 shares issued and 27,693,293 shares outstanding at March 31, 2019 and 54,117,325 shares issued and 27,791,045 shares outstanding at December 31, 2018	54	54
Treasury stock, 26,552,968 shares at March 31, 2019 and 26,326,280 shares at December 31, 2018, at cost	(181,030)	(177,905)
Additional paid-in capital	309,348	307,014
Accumulated other comprehensive loss	(174)	(215)
Retained earnings	6,927	3,637
Total stockholders’ equity	135,125	132,585
Total liabilities and stockholders’ equity	$202,612	$176,463

See accompanying Notes to Consolidated Financial Statements.

TechTarget, Inc.

Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

	For the Three Months Ended
	March 31,
	2019	2018
	(Unaudited)
Revenues	$29,972	$27,299
Cost of revenues(1)	7,012	6,725
Gross profit	22,960	20,574
Operating expenses:
Selling and marketing(1)	12,446	11,355
Product development(1)	$1,987	$2,118
General and administrative(1)	3,022	3,399
Depreciation and amortization, excluding depreciation of $13 included in cost of revenues in 2019	1,130	1,108
Total operating expenses	18,585	17,980
Operating income	4,375	2,594
Interest and other expense, net	(137)	(200)
Income before provision for income taxes	4,238	2,394
Provision for income taxes	948	300
Net income	$3,290	$2,094
Other comprehensive income, net of tax:
Unrealized gain on investments (net of tax provision of $1, 2018)	$—	$4
Foreign currency translation gain	41	134
Other comprehensive income	41	138
Comprehensive income	$3,331	$2,232
Net income per common share:
Basic	$0.12	$0.08
Diluted	$0.12	$0.07
Weighted average common shares outstanding:
Basic	27,805	27,513
Diluted	28,206	28,512

(1)	Amounts include stock-based compensation expense as follows:

Cost of revenues	$40	$31
Selling and marketing	1,691	827
Product development	92	20
General and administrative	639	624

See accompanying Notes to Consolidated Financial Statements.

TechTarget, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share data)

	For the three months ended March 31, 2019
	Common Stock		Treasury Stock
	Number of Shares	$0.001 Par Value	Number of Shares	Cost	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Total Stockholders’ Equity
Balance, December 31, 2018	54,117,325	$54	26,326,280	$(177,905)	$307,014	$(215)	$3,637	$132,585
Issuance of common stock from exercise of options	10,000	—	—	—	23	—	—	23
Issuance of common stock from restricted stock awards	112,545	—	—	—	—	—	—	—
Purchase of common stock through stock buyback	—	—	220,297	(3,125)	—	—	—	(3,125)
Impact of net settlements	6,391	—	6,391	—	(868)	—	—	(868)
Stock-based compensation expense	—	—	—	—	3,179	—	—	3,179
Comprehensive income:
Unrealized gain on foreign currency exchange	—	—	—	—	—	41	—	41
Net income	—	—	—	—	—	—	3,290	3,290
Comprehensive income								3,331
Balance, March 31, 2019	54,246,261	$54	26,552,968	$(181,030)	$309,348	$(174)	$6,927	$135,125

	For the three months ended March 31, 2018
	Common Stock		Treasury Stock
	Number of Shares	$0.001 Par Value	Number of Shares	Cost	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Total Stockholders’ Equity
Balance, December 31, 2017	53,338,297	$53	25,855,182	$(170,816)	$300,763	$64	$(9,318)	$120,746
Issuance of common stock from exercise of options	74,375	—	—	—	406	—	—	406
Issuance of common stock from restricted stock awards	38,180	—	—	—	—	—	—	—
Purchase of common stock through stock buyback	—	—	112,303	(1,613)	—	—	—	(1,613)
Impact of net settlements	—	—	—	—	(522)	—	—	(522)
Stock-based compensation expense	—	—	—	—	1,501	—	—	1,501
Comprehensive income:
Unrealized gain on investments	—	—	—	—	—	4	—	4
Unrealized gain on foreign currency exchange	—	—	—	—	—	134	—	134
Net income	—	—	—	—	—	—	2,094	2,094
Comprehensive income								2,232
Balance, March 31, 2018	53,450,852	$53	25,967,485	$(172,429)	$302,148	$202	$(7,224)	$122,750

See accompanying Notes to Consolidated Financial Statements.

TechTarget, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	March 31,
	2019	2018
	(Unaudited)
Operating activities:
Net income	$3,290	$2,094
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,143	1,108
Provision for bad debt	210	245
Amortization of investment premiums	—	34
Stock-based compensation	2,462	1,502
Amortization of debt issuance costs	2	28
Deferred tax provision	(362)	—
Changes in operating assets and liabilities:
Accounts receivable	4,582	(646)
Prepaid expenses and other current assets	(714)	(859)
Other assets	(145)	1
Accounts payable	115	306
Income taxes payable	1,038	490
Accrued expenses and other current liabilities	(880)	(446)
Operating lease right-of-use, net	(84)	-
Accrued compensation expenses	(874)	(413)
Contract liabilities	22	382
Other liabilities	(1)	(31)
Net cash provided by operating activities	9,804	3,795
Investing activities:
Purchases of property and equipment, and other capitalized assets	(1,833)	(2,598)
Proceeds from sales and maturities of investments	500	2,500
Net cash used in investing activities	(1,333)	(98)
Financing activities:
Tax withholdings related to net share settlements	(868)	(522)
Purchase of treasury shares and related costs	(3,125)	(1,613)
Proceeds from exercise of stock options	23	406
Term loan principal payment	(313)	(2,500)
Net cash used in financing activities	(4,283)	(4,229)
Effect of exchange rate changes on cash and cash equivalents	(10)	(12)
Net increase (decrease) in cash and cash equivalents	4,178	(544)
Cash and cash equivalents at beginning of period	34,673	25,966
Cash and cash equivalents at end of period	$38,851	$25,422
Supplemental disclosure of cash flow information:
Cash paid for taxes, net	$121	$62
Property and equipment included in accounts payable and in accrued expenses and other liabilities	$—	$429

See accompanying Notes to Consolidated Financial Statements.

TECHTARGET, INC.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data, where otherwise noted, or instances where expressed in millions)

1. Organization and Operations

TechTarget, Inc. and its subsidiaries (the “Company”) is a leading provider of specialized online content for buyers of enterprise information technology (“IT”) products and services, and a leading provider of purchase-intent marketing and sales services for enterprise technology vendors. The Company’s service offerings enable technology vendors to better identify, reach, and influence corporate IT decision makers actively researching specific IT purchases. The Company improves vendors’ ability to impact these audiences for business growth using advanced targeting, analytics, and data services complemented with customized marketing programs that integrate demand generation and brand advertising techniques. The Company operates a network of over 140 websites, each of which focuses on a specific IT sector such as storage, security, or networking. IT and business professionals have become increasingly specialized, and they have come to rely on the Company’s sector-specific websites for purchasing decision support. The Company’s content platform enables IT and business professionals to navigate the complex and rapidly changing IT landscape where purchasing decisions can have significant financial and operational consequences. At critical stages of the purchase decision process, these content offerings, through different channels, meet IT and business professionals’ needs for expert, peer, and IT vendor information and provide a platform on which IT vendors can launch targeted marketing campaigns which generate measurable return on investment. Based upon the logical clustering of members’ respective job responsibilities and the marketing focus of the products being promoted by the Company’s customers, the Company categorizes its content offerings to address the key market opportunities and audience extensions across a portfolio of distinct market categories including: Security; Networking; Storage; Data Center and Virtualization Technologies; CIO/IT Strategy; Business Applications and Analytics; Application Architecture and Development; and ANCL Channel.

2. Summary of Significant Accounting Policies

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these Notes to Consolidated Financial Statements. The Company’s critical accounting policies are those that affect its more significant judgments used in the preparation of its consolidated financial statements. A description of the Company’s critical accounting policies and estimates is contained in its Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and in this note to the consolidated financial statements. There were no material changes to the Company’s critical accounting policies and use of estimates during the first three months of 2019, other than those related to leases resulting from the adoption of a new accounting pronouncement, as described in this Note 2 under “Leases”.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted (Generally Accepted Accounting Principles or “GAAP”) in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. All adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown, are of a normal, recurring nature and have been reflected in the consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of results to be expected for any other interim periods or for the full year. The information included in these consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report and the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Reclassifications

The Company historically presented depreciation expense and amortization expense as separate line items on the Consolidated Statements of Income and Comprehensive Income. Due to the immateriality of amortization expense, the Company has combined these expenses into a single line item. This reclassification had no effect on total operating expenses or net income.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to revenues, long-lived assets, goodwill, the allowance for doubtful accounts, stock-based compensation, self-insurance accruals, and income taxes. The Company reduces its accounts receivable for an allowance for doubtful accounts based on its best estimate of the amount of probable credit losses. Estimates of the carrying value of certain assets and liabilities are based on historical experience and on various other assumptions that the Company believes to be reasonable. Actual results could differ from those estimates.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Guidance

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the Consolidated Statements of Income and Comprehensive Income. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company adopted ASU 2016-02 in the first quarter of 2019 using the modified retrospective approach, and elected the package of practical expedients permitted under the transition guidance. Results and disclosure requirements for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting under Topic 840.

We elected the package of practical expedients permitted under the transition guidance, which allowed us to carryforward our historical lease classification, our assessment on whether a contract was or contains a lease, and our initial direct costs for any leases that existed prior to January 1, 2019. We also elected to combine our lease and non-lease components and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the consolidated statements of income on a straight-line basis over the lease term. The Company recorded operating lease assets with right-of-use of $27.5 and $2.9 current operating lease liability and $29.2 non-current operating lease liability as of January 1, 2019, of which $4.9 million and $0.3 million were reclassified from deferred rent and prepaid, respectively.

Accounting Guidance Not Yet Adopted

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

	Three Months Ended March 31,
	2019	2018
	($ in thousands)
Total by Geographic Area:
North America:	$20,278	$18,850
International:	9,694	8,449
Total Revenues	$29,972	$27,299

Contract Liabilities

Timing may differ between the satisfaction of performance obligations and the invoicing and collections of amounts related to the Company’s contracts with customers. Liabilities are recorded for amounts that are collected in advance of the satisfaction of performance obligations. Additionally, certain customers may receive credits, which are accounted for as a material right. The Company estimates these amounts based on the expected amount of future services to be provided to customer and allocates a portion of the transaction price to these material rights. The Company recognizes these material rights as the material rights are exercised. The resulting amounts included in the contract liabilities on the accompanying Consolidated Balance Sheets were $3.6 and $3.5 million at March 31, 2019 and December 31, 2018, respectively.

Contract Liabilities
Year-to-Date Activity	(in thousands)
Balance at December 31, 2018	$5,573
Deferral of revenue	1,946
Recognition of previously unearned revenue	(1,925)
Balance at March 31, 2019	$5,594

The Company elected to apply the following practical expedients:

•

Existence of a Significant Financing Component in a Contract.  As a practical expedient, the Company has not assessed whether a contract has a significant financing component because the Company expects at contract inception that the period between payment by the customer and the transfer of promised goods or services by the Company to the customer will be one year or less. Payment terms and conditions vary by contract type, although terms generally include requirement of payment within 30 to 90 days. In addition, the Company has determined that the payment terms that the Company provides to its customers are structured primarily for reasons other than the provision of financing to the customer.

•

Costs to Fulfill a Contract.  The Company’s revenues are primarily generated from customer contracts that are for one year or less. Costs primarily consist of incentive compensation paid based on the achievements of sales targets in a given period for related revenue streams and are recognized in the month when the revenue is earned. As a practical expedient, for amortization periods which are determined to be one year or less, the Company expenses any incremental costs of obtaining the contract with a customer when incurred. For those customer contracts greater than one year, the Company capitalizes and amortizes the expenses over the period of benefit.

•

Revenues Invoiced.  The Company has applied the practical expedient for certain revenue streams to exclude the value of remaining performance obligations for (i) contracts with an original expected term of one year or less or (ii) contracts for which the Company recognizes revenue in proportion to the amount it has the right to invoice for services performed.

4. Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, short-term and long-term investments and contingent consideration. The Company’s remaining short-term investments matured in the first quarter of 2019, therefore as of March 31, 2019 there are no investments measured at fair value. Additionally, the Company switched banks and the money market accounts are in bank deposits and are not quoted instruments. As such they are all considered cash. The fair value of these financial assets and liabilities for was determined based on three levels of input as follows:

•	Level 1. Quoted prices in active markets for identical assets and liabilities;
•	Level 2. Observable inputs other than quoted prices in active markets; and
•	Level 3. Unobservable inputs.

The fair value hierarchy of the Company’s financial assets carried at fair value and measured on a recurring basis is as follows:

		Fair Value Measurements at Reporting Date Using
	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$15,070	$15,070	$-	$—
Short-term investments(2)	500	—	500	—
Total assets	$15,570	$15,070	$500	$—

(1)	Included in cash and cash equivalents on the accompanying Consolidated Balance Sheets; All accounts are in bank deposits and are not quoted instruments. As such they are all considered cash.
(2)	Short-term U.S. Treasury securities, their fair value is calculated using an interest rate yield curve for similar instruments.

5. Cash, Cash Equivalents, and Investments

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less at date of purchase. Cash equivalents are carried at cost, which approximates their fair market value. Cash and cash equivalents consisted of the following:

	March 31, 2019	December 31, 2018
Cash	$38,851	$19,603
Money market funds	—	15,070
Total cash and cash equivalents	$38,851	$34,673

The Company’s short-term investments are accounted for as available for sale securities. Investments are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity, net of tax. The cumulative unrealized loss, net of taxes, was $15 as of December 31, 2018. The Company’s investment matured in the first quarter of 2019. Realized gains and losses on the sale of these investments are determined using the specific identification method. There were no realized gains or losses during the three months ended March 31, 2019 or 2018.

Short-term and long-term investments consisted of the following:

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term and long-term investments:
U.S. Treasury securities	$500	$—	$—	$500
Total short-term and long-term investments	$500	$—	$—	$500

The Company’s investment had a contractual maturity date in January 2019. All income generated from investments is recorded as interest income.

6. Goodwill and Intangible Assets

The following table summarizes the Company’s intangible assets, net:

		March 31, 2019
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer, affiliate and advertiser relationships	5-17	$6,512	$(6,272)	$240
Developed websites, technology and patents	10	1,476	(960)	516
Trademark, trade name and domain name	5-8	1,788	(1,741)	47
Proprietary user information database and internet traffic	5	1,117	(1,117)	—
Non-Compete agreement	1.5	10	(4)	6
Total intangible assets		$10,903	$(10,094)	$809

		December 31, 2018
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer, affiliate and advertiser relationships	5-17	$6,500	$(6,256)	$244
Developed websites, technology and patents	10	1,502	(958)	544
Trademark, trade name and domain name	5-8	1,784	(1,730)	54
Proprietary user information database and internet traffic	5	1,110	(1,110)	—
Non-Compete agreement	1.5	10	(3)	7
Total intangible assets		$10,906	$(10,057)	$849

Intangible assets are amortized over their estimated useful lives, which range from approximately two to 17 years, using methods of amortization that are expected to reflect the estimated pattern of economic use. The remaining amortization expense will be recognized over a weighted-average period of approximately 5.12 years. Amortization expense was $0.1 million for each of the three months ended March 31, 2019 and 2018. Amortization expense is recorded within operating expenses as the intangible assets consist of customer-related assets which generate website traffic that the Company considers to be in support of selling and marketing activities. The Company did not write off any fully amortized intangible assets in the first three months of 2019.

The Company expects amortization expense of intangible assets to be as follows:

Years Ending December 31:	Amortization Expense
2019 (April 1 – December 31)	$99
2020	112
2021	127
2022	156
Thereafter	315
Total	$809

Goodwill and indefinite-lived intangible assets are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. The Company did not have any intangible assets other than goodwill with indefinite lives as of March 31, 2019 or December 31, 2018. There were no indications of impairment as of March 31, 2019, and the Company believes that, as of the balance sheet dates presented, none of the Company’s goodwill or intangible assets was impaired.

7. Net Income Per Common Share

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per common share is as follows:

	For the Three Months Ended
	March 31,
	2019	2018
Numerator:
Net income	$3,290	$2,094
Denominator:
Basic:
Weighted average shares of common stock and vested, undelivered restricted stock units outstanding	27,804,835	27,512,682
Diluted:
Weighted average shares of common stock and vested, undelivered restricted stock units outstanding	27,804,835	27,512,682
Effect of potentially dilutive shares (1)	401,118	999,811
Total weighted average shares of common stock and vested, undelivered restricted stock units outstanding and potentially dilutive shares	28,205,953	28,512,493
Net Income Per Share:
Basic net income per share	$0.12	$0.08
Diluted net income per share	$0.12	$0.07

(1)

In calculating diluted net income per share, 0.5 million shares related to outstanding stock options and unvested, undelivered restricted stock units were excluded for the three months ended March 31, 2019, and no shares related to outstanding stock options and unvested, undelivered restricted stock units were excluded for the three months ended March 31, 2018.

8. Term Loan Agreement

On December 24, 2018, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Western Alliance Bank as the lender. The Loan Agreement provides for a $25 million term loan facility with a maturity date of December 10, 2023 (the “Term Loan”).

The Term Loan is secured by a lien on substantially all of the assets of the Company, including a pledge of the stock of certain of its wholly-owned subsidiaries (limited, in the case of the stock of certain foreign subsidiaries of the Company, to no more than 65% of the capital stock of such subsidiaries).

The Term Loan must be repaid quarterly, with applicable interest paid monthly, in the following manner: 1.25% of the initial aggregate borrowings are due and payable each quarter for the first two loan years, 1.88% of the initial aggregate borrowings are due and payable each quarter for the third loan year, and 2.50% of the initial aggregate borrowings are due and payable each quarter for the fourth and fifth loan years. At maturity, all outstanding amounts, including unpaid principal and accrued and unpaid interest, under the Loan Agreement will be due and payable.

The Term Loan bears interest at a floating per annum rate equal to one and three-eighths percent (1.375%) above the greater of (a) the one-month U.S. LIBOR rate reported in The Wall Street Journal or (b) two percent (2.00%).

9. Leases and Contingencies

On January 1, 2019, the Company adopted Topic 842 Leases using the modified retrospective approach.  The Company recorded operating lease assets (right-of-use assets) of $27.5 million and operating lease liabilities of $32.1 million.  There was no impact to retained earnings upon adoption of Topic 842.

The Company has various non-cancelable lease agreements for certain of our offices with original lease periods expiring between 2019 and 2029. Our lease terms may include options to extend or terminate the lease when it is reasonably certain we will exercise that option. Leases with renewal option allow the Company to extend the lease term typically between 1 and 5 years.  When determining the lease term, renewal options reasonably certain of being exercised are included in the lease term.  When determining if a renewal option is reasonably certain of being exercised, the Company considers several economic factors, including but not limited to, the significance of leasehold improvements incurred on the property, whether the asset is difficult to replace, underlying contractual obligations, or specific characteristics unique to that particular lease that would make it reasonably certain that the Company would exercise such option.  Renewal and termination options were generally not included in the lease term for the Company's existing operating leases. Certain of the arrangements have discounted rent periods or escalating rent payment provisions. Leases with an initial term of twelve months or less are not recorded on the consolidated balance sheets. We recognize rent expense on a straight-line basis over the lease term.  Our lease agreements do not contain any material residual value guarantee or material restrictive covenants.

As of March 31, 2019, operating lease assets were $26.9 million and operating lease liabilities were $31.3 million. The maturity of the Company’s operating lease liabilities as of March 31, 2019 are as follows:

Minimum Lease
Years Ending December 31:	Payments
2019 (nine months ending December 31)	$3,119
2020	3,637
2021	3,730
2022	3,397
2023	3,397
Thereafter	21,267
Total future minimum lease payments	$38,547
Less imputed interest	7,215
Total operating lease liabilities	$31,332

Included in the condensed consolidated balance sheet:
Current operating lease liabilities	$2,438
Non-current operating lease liabilities	28,894
Total operating lease liabilities	$31,332

For the three months ended March 31, 2019, the total lease cost is comprised of the following amounts:

Three Months Ended
March 31, 2019
Operating lease expense	$975
Short-term lease expense	21
Total lease expense	$996

The following summarizes additional information related to operating leases:

As of March 31, 2019
Weighted-average remaining lease term — operating leases	5.8
Weighted-average discount rate — operating leases	4%

If the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate as the discount rate. The Company uses its best judgment when determining the incremental borrowing rate, which is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term to the lease payments in a similar currency.

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting standard, ASC 840, Leases, the total commitment for non-cancelable operating leases was $39.6 million as of December 31, 2018:

Years Ending December 31:	Minimum Lease Payments
2019	$4,180
2020	3,629
2021	3,721
2022	3,397
2023	3,397
Thereafter	21,267
Total	$39,591

Total rent expense under the Company’s noncancelable leases was approximately $1.1 million for the three months ended March 31, 2018.

Litigation

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At March 31, 2019 and December 31, 2018, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

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

At the inception of the plan, the Company reserved for issuance an aggregate of 2,911,667 shares of common stock under the 2007 Plan, which expired in May 2017. The 2007 Plan was subject to an automatic annual increase of shares on January 1 of each year, beginning on January 1, 2008, equal to the lesser of (a) 2% of the outstanding number of shares of common stock (on a fully-diluted basis) on the immediately preceding December 31 and (b) such lower number of shares as may be determined by the compensation committee of the Board. The number of shares available for issuance under the 2007 Plan was subject to adjustment in the event of a stock split, stock dividend or other change in capitalization. Approximately 8,224,334 shares were added to the 2007 Plan in accordance with the automatic annual increase and other provisions. No new awards may be granted under the 2007 Plan; however, the shares of common stock remaining in the 2007 Plan are available for issuance in connection with previously awarded grants under the 2007 Plan. There are 373,500 shares of common stock that remain subject to outstanding stock grants under the 2007 Plan as of March 31, 2019.

In March 2017, the Board approved the 2017 Stock Option and Incentive Plan (the “2017 Plan”), which was approved by the stockholders of the Company at the 2017 Annual Meeting and became effective June 16, 2017. The 2017 Plan replaces the Company’s 2007 Plan. On that date, 3,000,000 shares of Common Stock were reserved for issuance under the 2017 Plan and, generally, shares that are forfeited or canceled from awards under the 2017 Plan also will be available for future awards. Under the 2017 Plan, the Company may grant restricted stock and restricted stock units, non-qualified stock options, stock appreciation rights, performance awards, and other stock-based and cash-based awards. Grants generally vest in equal tranches over a three-year period. Stock options granted under the 2017 Plan expire no later than ten years after the grant date. Shares of stock issued pursuant to restricted stock awards are restricted in that they are not transferable until they vest. Stock underlying awards of restricted stock units are not issued until the units vest. Non-qualified stock options cannot be exercised until they vest. Under the 2017 Plan, all stock options and stock appreciation rights must be granted with an exercise price that is at least equal to the fair market value of the stock on the date of grant. The 2017 Plan broadly prohibits the repricing of options and stock appreciation rights without stockholder approval and requires that no dividends or dividend equivalents be paid with respect to options or stock appreciation rights. The 2017 Plan further provides that, in the event any dividends or dividend equivalents are declared with respect to restricted stock, restricted stock units, other stock-based awards and performance awards (referred to as “full-value awards”), they would be subject to the same vesting and forfeiture provisions as the underlying award. There is a total of 999,761 shares of common stock that remain subject to outstanding stock grants under the 2017 Plan as of March 31, 2019.

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

A summary of the stock option activity under the Company’s plans for the three months ended March 31, 2019 is presented below:

Year-to-Date Activity	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2018	186,000	$9.50
Granted	—	—
Exercised	(10,000)	$2.34		$20
Forfeited	—	$—
Cancelled	—	$—
Options outstanding at March 31, 2019	176,000	$9.91	4.30	$1,362
Options exercisable at March 31, 2019	156,000	$7.54	3.67	$1,362
Options vested or expected to vest at March 31, 2019	175,588	$9.87	4.29	$1,362

The total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $20 and $0.8 million during the three months ended March 31, 2019 and March 31, 2018, respectively. The total amount of cash received from exercise of these options was approximately $23 and $0.4 million during the three months ended March 31, 2019 and 2018, respectively.

Restricted Stock Units

Restricted stock units are valued at the market price of a share of the Company’s common stock on the date of the grant. A summary of the restricted stock unit activity under the Company’s plans for the three months ended March 31, 2019 is presented below:

Year-to-Date Activity	Shares	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Nonvested outstanding at December 31, 2018	1,197,261	$17.69
Granted	42,604	$16.83
Vested	(42,604)	$16.83
Forfeited	—	$—
Nonvested outstanding at March 31, 2019	1,197,261	$17.69	$1,949

There were 42,604 restricted stock units with a total grant-date fair value of $0.7 million that vested during the three months ended March 31, 2019. There were no restricted stock units that vested or were granted during the three months ended March 31, 2018.

As of March 31, 2019, there was $15.5 million of total unrecognized compensation expense related to stock options and restricted stock units, which is expected to be recognized over a weighted average period of 1.6 years.

11. Stockholders’ Equity

Reserved Common Stock

As of March 31, 2019, the Company has reserved 3,164,835 shares of common stock for use in settling outstanding options and unvested restricted stock units that have not been issued as well as future awards available for grant under the 2017 Plan.

Common Stock Repurchase Program

In November 2018 the Company announced that the Board had authorized a $25.0 million stock repurchase program (the “November 2018 Repurchase Program”) under which the Company is authorized to repurchase the Company’s common stock from time to time on the open market or in privately negotiated transactions at prices and in a manner that may be determined by management. The Company repurchased 220,297 shares at an aggregate purchase price of approximately $3.1 million during the first quarter of 2019 under the November 2018 Stock Repurchase Program.

In June 2016, the Company announced that the Board had authorized a $20.0 million stock repurchase program (the “June 2016  Repurchase Program”) under which the Company was authorized to repurchase the Company’s common stock from time to time on the open market or in privately negotiated transactions at prices and in the manner that may be determined by the Board. Pursuant to the June 2016 Repurchase Program, the Company repurchased 211,729 shares of common stock for an aggregate purchase price of $3.9 million in 2018. On May 5, 2017, the Board reauthorized the June 2016 Repurchase Program to allow the Company to use the remaining balance of the unused authorization under such program after its original expiration date in June 2017.  For all or a portion of the authorized repurchase amount, the Company may enter into one or more plans that were compliant with Rule 10b5-1 of the Securities Exchange Act of 1934 to facilitate purchases.  In August 2018, the June 2016 Repurchase Program expired.

Repurchased shares are recorded under the cost method and are reflected as treasury stock in the accompanying Consolidated Balance Sheets. All share repurchases were funded with cash on hand.

12. Income Taxes

The Company measures its interim period tax expense using an estimated annual effective tax rate and adjustments for discrete taxable events that occur during the interim period. The estimated annual effective income tax rate is based upon the Company’s estimations of annual pre-tax income, the geographic mix of pre-tax income, and its interpretations of tax laws. The Company updates the estimate of its annual effective tax rate at the end of each quarterly period. The Company recorded income tax expense of $0.9 million and $0.3 million for the three months ended March 31, 2019 and 2018, respectively.  The higher expense in 2019 as compared to 2018 is primarily due to the effect of non-deductible expenses and a lower benefit from the recognition of excess tax benefits of stock based compensation.

13. Segment Information

The Company views its operations and manages its business as one operating segment based on factors such as how the Company manages its operations and how its executive management team reviews results and makes decisions on how to allocate resources and assess performance.

Geographic Data

Net sales to unaffiliated customers by geographic area were as follows:

	Three Months Ended March 31,
	2019	2018
United States	$22,799	$19,671
United Kingdom	3,037	3,355
Other international	4,136	4,273
Total	$29,972	$27,299

Long-lived assets by geographic area were as follows:

	March 31, 2019	December 31, 2018
United States	$101,847	$101,051
International	4,316	4,386
Total	$106,163	$105,437

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including those discussed below in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, under Part I, Item 1A, “Risk Factors,” and in the other documents we file with the Securities and Exchange Commission. Please refer to our “Forward-Looking Statements” section on page 27.

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

We had approximately 20.2 million and 19.3 million registered members – our “audiences” – as of March 31, 2019 and 2018 respectively. While the size of our registered member base does not provide direct insight into our customer numbers or our revenues, the value of our services sold to our customers is a direct result of the breadth and reach of this content footprint. This footprint creates the opportunity for our customers to gain business leverage by targeting our audiences through customized marketing programs. Likewise, the behavior exhibited by these audiences enables us to provide our customers with data products to improve their marketing and sales efforts. The targeted nature of our member base enables IT vendors to reach a specialized audience efficiently because our content is highly segmented and aligned with the IT vendors’ specific products. With it, we have developed a broad customer base and, in 2019 expect to deliver marketing and sales services programs to approximately 1,300 to 1,400 customers.

Executive Summary

Historically, in our Quarterly Reports on Form 10-Q we have disaggregated the revenues from our IT Deal Alert and Core Online product lines. However, because all of our products leverage purchase intent data in their delivery, we believe there is no longer a meaningful distinction between the two product lines. As a result, beginning with this first quarter of 2019 we are reporting revenue as a single number. We are disclosing total revenue, revenue by geography (North America and International) and the percentage of revenue generated in the quarter from longer-term contracts.

Our revenues for the three months ended March 31, 2019 increased by $2.7 million, or 10%, to $30 million, compared with $27.3 million, during the same period in 2018. Priority Engine™ revenues increased more than 37% in the first three months of 2019, compared to the first three months of 2018.

We continue to have success selling longer-term contracts of approximately twelve months. The amount of revenue that we derived from longer-term contracts in the first quarter increased 5%, compared to the first quarter of 2018.

We continue to benefit from our customers’ increasing demand for purchase intent data to fuel their sales and marketing outreach. Another important factor in our revenue trajectory relates to the evolving way our customers use our purchase intent data relative to our offerings. Our offerings help customers identify “in-market” prospects for their products and services – our offerings help them reach, influence, and activate these prospects. A growing number of customers purchase “always on” programs from us that combine offerings to identify and influence active buyers throughout the year. The growth in our longer-term revenue component is evidence of our continued traction for these types of integrated programs. Additionally, Customers use our offerings to support quarterly sales and marketing campaigns. These purchases are more fluid – customers of this type may focus more on offerings in a particular campaign, and shift objectives as opposed to an “always on” program.

Our international geo-targeted revenues, where our target audience is outside North America (“International”), increased 15% for the first months of March 31, 2019, compared with the prior year period.

Gross profit percentage was 77% and 75% for the three months ended March 31, 2019 and 2018, respectively. Gross profit increased by $2.4 million, mainly due to the increase in revenues as compared to the same period a year ago.

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

•

Brexit. The United Kingdom’s June 2016 referendum, in which voters approved an exit of the United Kingdom from the European Union, commonly referred to as “Brexit,” resulted in significant general economic uncertainty as well as volatility in global stock markets and currency exchange rate fluctuations. In March 2017, the United Kingdom served notice to the European Council under Article 50 of the Lisbon Treaty of its intention to withdraw from the European Union. The United Kingdom had a period of two years from the date of its formal notification to negotiate the terms of its withdrawal from, and future relationship with, the European Union. If no formal withdrawal agreement can be reached between the United Kingdom and the European Union, then it is expected that the United Kingdom’s membership of the European Union would automatically terminate on the deadline, which was initially March 29, 2019. That deadline has been extended to October 31, 2019 to allow the parties to negotiate a withdrawal agreement, which has proven to be difficult. The full effect of Brexit remains uncertain and depends on any agreements the United Kingdom may make to retain access to the EU market. Moreover, the overall impact of Brexit may create further global economic uncertainty, which may cause a subset of our customers to more closely monitor their costs in the affected region. Our revenue generated from customers who have billing addresses within the United Kingdom was approximately 10% of our total revenues the three months ended March 31, 2019 and 2018.

•

Customer Demographics. In the three months ended March 31, 2019, revenues from our ten major global customers, which have significant international exposure, decreased approximately 10% compared to the same period a year ago. Revenues from our mid-sized customers (our largest 100 customers, excluding the ten major global customers described above, which generally have less exposure internationally) increased by approximately 9% compared to the same period a year ago. Revenues attributable to our smaller customers, which tend to be venture capital-backed start-ups that primarily operate in North America, increased by approximately 43% over the prior year period.

•	Geographic. During the three months ended, March 31, 2019 approximately 26% of our revenues were derived from International campaigns.

Revenues

Revenue changes for the three month period ended, March 31, 2019 as compared to the same period in 2018, are shown in the table below. See Note 3 to our consolidated financial statements for additional information on our revenues.

	Three Months Ended March 31,		Percent
	2019	2018	Change
	($ in thousands)
Total by Geographic Area:
North America:	$20,278	$18,850	8%
International:	9,694	8,449	15%
Total Revenues	$29,972	$27,299	10%

We sell customized marketing programs to IT vendors targeting a specific audience within a particular IT or business sector or sub-sector. We maintain multiple points of contact with our customers to provide support throughout their organizations and their customers’ IT sales cycles. As a result, our customers often run multiple advertising programs with us in order to target their desired audience of IT and business professionals more effectively. There are multiple factors that can impact our customers’ marketing and advertising objectives and spending with us, including but not limited to, IT product launches, increases or decreases to their advertising budgets, the timing of key industry marketing events, responses to competitor activities and efforts to address specific marketing objectives such as creating brand awareness or generating sales leads. Our products and services are generally delivered under short-term contracts that run for the length of a given program, typically less than six months. In 2016, we began to enter into longer-term contracts with certain customers, and in the quarter ended, March 31, 2019 approximately 33% of our revenues were from longer-term contracts of approximately twelve months.

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

•

IT Deal Alert: Priority Engine™. Priority Engine is a subscription service powered by our Activity Intelligence platform, which integrates with customer relationship management and marketing automation platforms from salesforce.com, Marketo, Eloqua, Pardot, and Integrate. The service delivers information that enables marketers and sales personnel to identify and understand accounts and individuals actively researching new technology purchases and then to engage those active prospects within the organizations that are relevant to the purchase. We sell this service in approximately 110 technology-specific segments which our customers use for demand generation, account-based marketing and other marketing and sales activities. Priority Engine is also available with specific geographic focus, bringing the total available segments to over 300.

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

Demand Solutions. Our offerings enable our customers to reach and influence prospective buyers through content marketing programs designed to generate demand for their solutions, and through display advertising and other brand programs that influence consideration by prospective buyers. This allows IT vendors to maximize return on investment by capturing sales leads from the distribution and promotion of content to our audience of IT and business professionals.

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

Interest and Other Income (Expense), Net. Interest and other expense, net consists primarily of interest costs and the related amortization of deferred issuance costs on amounts borrowed under our Loan and Security Agreement (the “Loan Agreement”) with Western Alliance Bank and amortization of premiums on our investments, less any interest income earned on cash, cash equivalents, and short-term and long-term investments. We historically have invested our cash in money market accounts, municipal bonds, government agency bonds, U.S. Treasury securities and corporate bonds. Other expense, net consists of non-operating gains or losses, primarily related to realized and unrealized foreign currency gains and losses on trade assets and liabilities.

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

Our critical accounting policies are those that affect our more significant judgments used in the preparation of our consolidated financial statements. A description of our critical accounting policies and estimates is contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Other than those noted in Note 2 to our consolidated financial statements, there were no material changes to our critical accounting policies and estimates during the first three months of 2019.

Income Taxes

We are subject to income taxes in both the U.S. and foreign jurisdictions, and we use estimates in determining our provision for income taxes. We recognize deferred tax assets and liabilities based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates.

Our deferred tax assets are comprised primarily of book to tax differences on stock-based compensation and timing of deductions for rent expense, accrued expenses, depreciation, and amortization. As of March 31, 2019, we had foreign net operating loss (“NOL”) carryforwards of $0.2 million, which may be used to offset future taxable income in foreign jurisdictions indefinitely.

Results of Operations

The following table sets forth our results of operations for the periods indicated, including percentage of total revenues:

	Three Months Ended March 31,
	2019		2018
	($ in thousands)
Revenues	$29,972	100%	$27,299	100%
Cost of revenues	7,012	23%	6,725	25%
Gross profit	22,960	77%	20,574	75%
Operating expenses:
Selling and marketing	12,446	42%	11,355	42%
Product development	1,987	7%	2,118	8%
General and administrative	3,022	10%	3,399	12%
Depreciation and amortization	1,130	4%	1,108	4%
Total operating expenses	18,585	62%	17,980	66%
Operating income	4,375	15%	2,594	10%
Interest and other expense, net	(137)	(0)%	(200)	(1)%
Income before provision for income taxes	4,238	14%	2,394	9%
Provision for income taxes	948	3%	300	1%
Net income	$3,290	11%	$2,094	8%

Comparison of Three Months Ended March 31, 2019 and March 31, 2018

Revenues

	Three Months Ended March 31,		Percent
	2019	2018	Change
	($ in thousands)
Revenues	$29,972	$27,299	10%

The increase in revenues was due to customers increasing their spend for data driven marketing products.  Priority Engine™ revenues were up 37% in the three months ended March 31, 2019.

Cost of Revenues and Gross Profit

	Three Months Ended March 31,
	2019	2018	Increase (Decrease)	Percent Change
	($ in thousands)
Cost of revenues	$7,012	$6,725	$287	4%
Gross profit	$22,960	$20,574	$2,386	12%
Gross profit percentage	77%	75%

Gross Profit. Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. Gross profit percentage was 77% for the first three months of 2019 and 75% for the first three months of 2018. Gross profit increased by $2.4 million in the three months ended March 31, 2019 compared to the same period in 2018, primarily attributable to the increase in revenues as compared to the same period a year ago. Because the majority of our costs are labor-related, we expect our gross profit to fluctuate from period to period depending on the total revenues for the period.

Operating Expenses and Other

	Three Months Ended March 31,
	2019	2018	Increase (Decrease)	Percent Change
	($ in thousands)
Operating expenses:
Selling and marketing	$12,446	$11,355	$1,091	10%
Product development	1,987	2,118	(131)	(6)
General and administrative	3,022	3,399	(377)	(11)
Depreciation and amortization	1,130	1,108	22	2
Total operating expenses	$18,585	$17,980	$605	3%
Interest and other expense, net	$(137)	$(200)	$63	(32)%
Provision for income taxes	$948	$300	$648	216%

Selling and Marketing. Selling and marketing expenses increased for the three months ended March 31,2019, as compared to the same period in 2018, primarily due to increases in stock-based compensation expenses (accounting for 79% of the overall increase) as a result of increases in stock price.

Product Development. Product development expense decreased for the three months ended March 31, 2019, as compared to the same period in 2018, primarily due a $0.6 million increase in amounts capitalized over the three months ended March 31, 2018 offset in part by increases in consulting, services, and salary expense

General and Administrative. General and administrative expense decreased for the three months ended March 31,2019, compared to the same period in 2018, primarily due to a decrease in compensation expenses. This accounted for approximately 90% of the overall decrease.

Depreciation and Amortization. Depreciation and amortization expense remained relatively flat for the three months ended March 31, 2019 when compared to the same period in 2018.

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

The majority of our expenses are personnel-related and includes salaries, stock-based compensation, benefits and incentive-based compensation plan expenses. As a result, we have not experienced significant seasonal fluctuations in the timing of our expenses period to period.

Liquidity and Capital Resources

Resources

Our cash and cash equivalents at March 31, 2019 totaled $38.9 million, a $3.7 million increase from December 31, 2018, primarily driven by cash generated from operations offset by investments in property and equipment, principal payments on our term loan, and repurchase of shares of our common stock under our November 2018 repurchase plan.  We believe that our existing cash and cash equivalents and our cash flow from operating activities will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion internationally, future acquisitions we might undertake, and any expansion into complementary businesses. To the extent that our cash and cash equivalents, investments and cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more additional acquisitions of businesses.

	March 31, 2019	December 31, 2018
	(in thousands)
Cash, cash equivalents and investments	$38,851	$35,173
Accounts receivable, net	$25,250	$30,042

Cash, Cash Equivalents, and Investments

Our cash, and cash equivalents, at March 31, 2019, were held for working capital purposes. We do not enter into investments for trading or speculative purposes.

Accounts Receivable, Net

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing with which we meet our performance obligations and on the timing of our cash collections, as well as on changes to our allowance for doubtful accounts. We use days sales outstanding (“DSO”) as a measurement of the quality and status of our receivables. We define DSO as net accounts receivable at quarter end divided by total revenues for the applicable period, multiplied by the number of days in the applicable period. DSO was 76 days and 83 at March 31,2019 and December 31, 2018, respectively. The decrease in accounts receivable was driven by record collections in the period of $34.6 million reducing DSO by 14 days.

Cash Flows

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$9,804	$3,795
Net cash (used) in investing activities	$(1,333)	$(98)
Net cash (used) in financing activities	$(4,283)	$(4,229)

Operating Activities

Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, provisions for bad debt, stock-based compensation, deferred income taxes, and the effect of changes in working capital and other activities. Cash provided by operating activities for the three months ended March 31, 2019 was $9.8 million compared to cash provided by operating activities of $3.8 million for the three months ended March 31, 2019.

The increase in cash provided by operating activities was primarily the result of an increase in revenue and a decrease in accounts receivable partially offset by changes in operating assets and liabilities. Significant components of the changes in assets and liabilities in the first three months of 2019 included a $1.5 million decrease in accrued compensation expense and a $0.9 million decrease in accrued expenses.

Investing Activities

Cash used in investing activities in the three months ended March 31, 2019 was $1.3 million and was primarily a result of the purchase of property and equipment, primarily for internal-use software, and to a lesser extent, computer equipment, offset by the maturity of investments. We capitalized internal-use software and website development costs of $1.3 million and $0.7 million for the three ended March 31, 2019 and 2018, respectively.

Financing Activities

In the first three months of March 31, 2019, we used $4.2 million for financing activities, consisting primarily of $0.3 million for the repayment of principal under the Term Loan, $3.1 million for the purchase of treasury shares and related costs and $0.9 million for tax withholdings related to net share settlements. In the first three months of 2018 we used $4.2 million for financing activities, consisting primarily of $2.5 million for the repayment of principal on the loan agreement, $1.6 million for the purchase of treasury shares and related costs, and $0.5 million for tax withholdings related to net share settlements, partially offset by a net $0.4 million received from other financing activities.

Common Stock Repurchase Program

In November 2018, we announced that our Board had authorized a $25.0 million stock repurchase program( the “November 2018 Repurchase Program”) whereby we are authorized to repurchase our common stock from time to time on the open market or in privately negotiated transactions at prices and in the manner that may be determined by management. During the three months ended March 31, 2019 we repurchased 220,297 shares of common stock for an aggregate purchase price of approximately $3.1 million  pursuant to the (“November 2018 Repurchase Program”). As of March 31, 2019 approximately $18.8 million remained authorized.

In June 2016, we announced that our Board had authorized a $20.0 million stock repurchase program (the “June 2016 Repurchase Program”), whereby we are authorized to repurchase our common stock from time to time on the open market or in  privately negotiated transactions at prices and in the manner that may be determined by our Board. During the three months ended March 31, 2018 we repurchased 112,303 shares of common stock, for an aggregate purchase price of $1.6 million pursuant to the June 2016 Repurchase Program. On May 5, 2017, our Board reauthorized the common stock repurchase program to allow us to use the remaining balance of the unused authorization under the 2016 Repurchase Program after its original expiration in June 2017. The reauthorized program allowed us to repurchase our common stock from time to time on the open market or in privately negotiated transactions at prices and in the manner that may be determined by our management. The June 2016 Repurchase program expired in August 2018.

Repurchased shares were recorded under the cost method and are reflected as treasury stock in the accompanying Consolidated Balance Sheets. All repurchased shares were funded with cash on hand.

Term Loan and Credit Facility Borrowings

On December 24, 2018, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Western Alliance Bank as the lender. The Loan Agreement provides for a $25 million term loan facility with a maturity date of December 10, 2023 (the “Term Loan”).

The borrowings under the Loan Agreement are secured by a lien on substantially all of our assets, including a pledge of the stock of certain wholly-owned subsidiaries (limited, in the case of the stock of certain foreign subsidiaries, to no more than 65% of the capital stock of such subsidiaries). The Term Loan must be repaid quarterly, with applicable interest paid monthly, in the following manner: 1.25% of the initial aggregate borrowings are due and payable each quarter for the first two loan years, 1.88% of the initial aggregate borrowings are due and payable each quarter for the third loan year, and 2.50% of the initial aggregate borrowings are due and payable each quarter for the fourth and fifth loan years. At maturity, all outstanding amounts, including unpaid principal and accrued and unpaid interest, under the Loan Agreement will be due and payable.

The borrowings are subject to a leverage ratio, measured quarterly. The Term Loan also requires the Company to make representations and warranties and to comply with certain other covenants and agreements that are customary in loan agreements of this type. At March 31, 2019, we were in compliance with all covenants under the Loan Agreement.

The Term Loan will bear interest, at a floating per annum rate equal to one and three-eighths percent (1.375%) above the greater of (a) the one (1) month U.S. LIBOR rate reported in The Wall Street Journal (b) two percent (2.00%).

The Term Loan may be prepaid at our option without penalty, provided the Company complies with the notice provision of the document. The Loan Agreement also contains customary events of default, subject to grace periods in certain cases, which may cause repayment of the Term Loan to be accelerated.

Capital Expenditures

We have made capital expenditures primarily for computer equipment and related software needed to host our websites, internal-use software development costs, as well as for leasehold improvements and other general purposes to support our growth. Our capital expenditures totaled $1.8 million and $2.4 million for the three month periods ended March 31, 2019 and, 2018 respectively. A majority of our capital expenditures in the first three months of 2019 were for leasehold improvements and internal-use software and website development costs and, to a lesser extent, computer equipment and related software. We capitalized internal-use software and website development costs of $1.3 million and $0.7 million for each of the three months ended periods March 31, 2019 and 2018. We are not currently party to any purchase contracts related to future capital expenditures.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

There were no material changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or referenced in this Quarterly Report that address activities, events or developments which we expect will or may occur in the future are forward-looking statements, including statements regarding our intent, beliefs or current expectations and those of our management team. In some cases, you can identify forward-looking statements because they contain words such as "may," "will," "should," "expects," "plans," "anticipates,” “going to,” "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of these words or other similar terms or expressions that concern our expectations, strategy, priorities, plans, or intentions. Such statements may include those regarding our future financial results and other projections or measures of our future operating performance, including the drivers of such growth, profitability, and performance (including, in each case, any potential impact of product and service development efforts, GDPR, potential changes to customer relationships, and other operational decisions); expectations concerning market opportunities and our ability to capitalize on them; the amount and timing of the benefits expected from acquisitions, new strategies, products or services and other potential sources of additional revenue; and the behavior of our members, partners, and customers. These statements speak only as of the date of this Quarterly Report and are based on our current plans and expectations. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties that could cause actual future events or results to be different than those described in or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those relating to: market acceptance of our products and services, including continued increased sales of our IT Deal Alert offerings and continued increased international growth; relationships with customers, strategic partners and employees; difficulties in integrating acquired businesses; changes in economic or regulatory conditions or other trends affecting the internet, internet advertising and information technology industries; data privacy laws, rules, and regulations; and other matters included in our SEC filings, including in our Annual Report on Form 10-K for the year ended December 31, 2018. Actual results may differ materially from those contemplated by the forward-looking statements. We undertake no obligation to update our forward-looking statements to reflect future events or circumstances.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

We currently have subsidiaries in the United Kingdom, Hong Kong, Australia, Singapore, Germany and France. Additionally, we have a wholly foreign-owned enterprise formed under the laws of the People's Republic of China (“PRC”), and a variable interest entity in Beijing, PRC. Approximately 26% of our revenues for the three months ended March 31, 2019 were derived from customers with billing addresses outside of the United States and our foreign exchange gains/losses were not significant. We currently believe our exposure to foreign currency exchange rate fluctuations, including any impact of the United Kingdom’s decision to withdraw from the European Union, (“Brexit”), is financially immaterial and therefore have not entered into foreign currency hedging transactions. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in the future. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Our continued international expansion increases our exposure to exchange rate fluctuations and as a result such fluctuations could have a significant impact on our future results of operations.

Interest Rate Risk

At March 31, 2019, we had cash and cash equivalents, $38.9 million. The investments were primarily in deposit accounts. The cash and cash equivalents were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

Our exposure to market risk also relates to interest expense on borrowings under the Loan Agreement. The borrowings under the Loan Agreement bear interest at an annual rate of 1.375% plus the higher of the one-month U.S. LIBOR rate reported in the Wall Street Journal or two percent (2.00%) (see Note 8 to the consolidated financial statements). At March 31, 2019, there was $24.7 million of aggregate principal outstanding under the Loan Agreement.

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

In connection with the preparation of the Quarterly Report on Form 10-Q for the period ended March 31, 2019, management, under the supervision of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), conducted an evaluation of disclosure controls and procedures as of March 31, 2019. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control, that occurred during the first quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened litigation against us that could have a material adverse effect on our business, operating results or financial condition.

Item 1A. Risk Factors

Our business is subject to a number of risks, including those identified in Item 1A – “Risk Factors” of our 2018 Annual Report on Form 10-K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of March 31, 2019, there have been no material changes to the risk factors disclosed in our 2018 Annual Report on Form 10-K. We may disclose changes to any risk factors presented or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities

None.

(b)	Use of Proceeds from Registered Securities

None.

(c)	Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2019 - January 31, 2019	123,905	$12.56	123,905	$20,329,000
February 1, 2019 – February 28, 2019	9,643	$14.28	9,643	$20,186,000
March 1, 2019 – March 31, 2019	86,749	$16.45	86,749	$18,760,000
Total	220,297	$14.17	220,297	$18,760,000

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description of Exhibit

10.1	Transition, Separation, and Release Agreement dated July 12, 2018 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 12, 2018 and incorporated herein by reference).

10.2

Form of Restricted Stock Unit Agreement under the 2017 Stock Option and Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 3, 2018 and incorporated herein by reference).

10.3	2019 Executive Incentive Bonus Plan

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

*

Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, (ii) Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2019 and March 31, 2018, (iii) Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2019 and March 31, 2018, (iv)Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and March 31, 2018 and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECHTARGET, INC.
(Registrant)

Date: May 8, 2019	By:	/s/ MICHAEL COTOIA
Michael Cotoia, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 8, 2019	By:	/s/ DANIEL NORECK
Daniel Noreck, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)