Form 10-Q
period 2019-06-30
TechTarget Inc
filed 2019-08-07
CIK 1293282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 1-33472

TECHTARGET, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3483216
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

275 Grove Street Newton, Massachusetts	02466
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code: (617) 431-9200

(Former name, former address and formal fiscal year, if changed since last report): Not applicable

Securities registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value per share	TTGT	NASDAQ Global Market

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

As of July 31, 2019, the registrant had 27,652,073 shares of common stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TECHTARGET, INC.

Consolidated Balance Sheets

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$44,405	$34,673
Short-term investments	—	500
Accounts receivable, net of allowance for doubtful accounts of $2,355 and $2,099, respectively	27,075	30,042
Prepaid taxes	65	1,834
Prepaid expenses and other current assets	2,933	3,069
Total current assets	74,478	70,118
Property and equipment, net	12,001	10,901
Goodwill	93,683	93,687
Intangible assets, net	780	849
Operating lease assets with right-of-use	26,197	—
Deferred tax assets	405	55
Other assets	945	853
Total assets	$208,489	$176,463
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,028	$1,871
Current operating lease liability	2,298	—
Current portion of term loan	1,241	1,241
Accrued expenses and other current liabilities	3,083	3,260
Accrued compensation expenses	951	2,432
Income taxes payable	259	176
Contract liabilities	6,486	5,573
Total current liabilities	15,346	14,553
Long-term liabilities:
Long-term portion of term loan	23,094	23,714
Non-current operating lease liability	28,281	—
Deferred rent	—	4,949
Deferred tax liabilities	388	662
Total liabilities	67,109	43,878
Leases and contingencies (see Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 54,302,468 and 54,117,325 shares issued, respectively; 27,652,073 and 27,791,045 shares outstanding, respectively	54	54
Treasury stock, at cost; 26,650,395 and 26,326,280 shares, respectively	(182,630)	(177,905)
Additional paid-in capital	313,110	307,014
Accumulated other comprehensive loss	(232)	(215)
Retained earnings	11,078	3,637
Total stockholders’ equity	141,380	132,585
Total liabilities and stockholders’ equity	$208,489	$176,463

See accompanying Notes to Consolidated Financial Statements.

TechTarget, Inc.

Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Revenues	$34,286	$31,472	$64,258	$58,771
Cost of revenues(1)	7,952	7,124	14,964	13,849
Gross profit	26,334	24,348	49,294	44,922
Operating expenses:
Selling and marketing(1)	13,976	11,419	26,422	22,774
Product development(1)	2,001	2,069	3,988	4,187
General and administrative(1)	3,123	3,327	6,145	6,726
Depreciation and amortization, excluding depreciation of $56, $0, $69, $0 included in cost of revenues	1,146	1,140	2,276	2,248
Total operating expenses	20,246	17,955	38,831	35,935
Operating income	6,088	6,393	10,463	8,987
Interest and other expense, net	(253)	(644)	(390)	(844)
Income before provision for income taxes	5,835	5,749	10,073	8,143
Provision for income taxes	1,684	1,329	2,632	1,629
Net income	$4,151	$4,420	$7,441	$6,514
Other comprehensive income, net of tax:
Unrealized gain on investments (net of tax provision of $0,$2,$0, $8)	$—	$8	$—	$12
Foreign currency translation loss	(58)	(263)	(17)	(129)
Other comprehensive loss	(58)	(255)	(17)	(117)
Comprehensive income	$4,093	$4,165	$7,424	$6,397
Net income per common share:
Basic	$0.15	$0.16	$0.27	$0.24
Diluted	$0.15	$0.15	$0.26	$0.23
Weighted average common shares outstanding:
Basic	27,640	27,541	27,723	27,527
Diluted	28,232	28,759	28,226	28,664
(1)	Amounts include stock-based compensation expense as follows:

Cost of revenues	$41	$31	$80	$61
Selling and marketing	2,964	828	4,655	1,655
Product development	93	20	186	40
General and administrative	664	635	1,303	1,260

See accompanying Notes to Consolidated Financial Statements.

TechTarget, Inc.

Consolidated Statements of Stockholders’ Equity

For The Three and Six Months Ended June 30, 2018

(in thousands, except share and per share data)

	Common Stock		Treasury Stock
	Number of Shares	$0.001 Par Value	Number of Shares	Cost	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance, December 31, 2017	53,338,297	$53	25,855,182	$(170,816)	$300,763	$64	$(9,318)	$120,746
Issuance of common stock from exercise of options	74,375	—	—	—	406	—	—	407
Issuance of common stock from restricted stock awards	38,180	—	—	—	—	—	—	—
Purchase of common stock through stock buyback	—	—	112,303	(1,613)	—	—	—	(1,613)
Impact of net settlements	—	—	—	—	(522)	—	—	(522)
Stock-based compensation expense	—	—	—	—	1,501	—	—	1,501
Comprehensive income:
Unrealized gain on investments	—	—	—	—	—	4	—	4
Unrealized gain on foreign currency exchange	—	—	—	—	—	134	—	134
Net income	—	—	—	—	—	—	2,094	2,094
Comprehensive income								2,232
Balance, March 31, 2018	53,450,852	53	25,967,485	(172,429)	302,148	202	(7,224)	$122,750
Issuance of common stock from exercise of options	81,000	1	—	—	477	—	—	478
Issuance of common stock from restricted stock awards	13,887	—	—	—	—	—	—	—
Impact of net settlements	—	—	—	—	(213)	—	—	(213)
Stock-based compensation expense	—	—	—	—	1,514	—	—	1,514
Comprehensive income:
Unrealized gain on investments	—	—	—	—	—	8	—	8
Unrealized loss on foreign currency exchange	—	—	—	—	—	(263)	—	(263)
Net income	—	—	—	—	—	—	4,420	4,420
Comprehensive income								4,165
Balance, June 30, 2018	53,545,739	$54	25,967,485	$(172,429)	$303,926	$(53)	$(2,804)	$128,694

See accompanying Notes to Consolidated Financial Statements

TechTarget, Inc.

Consolidated Statements of Stockholders’ Equity

For The Three and Six Months Ended June 30, 2019

(in thousands, except share and per share data)

	Common Stock		Treasury Stock
	Number of Shares	$0.001 Par Value	Number of Shares	Cost	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Total Stockholders’ Equity
Balance, December 31, 2018	54,117,325	$54	26,326,280	$(177,905)	$307,014	$(215)	$3,637	$132,585
Issuance of common stock from exercise of options	10,000	—	—	—	23	—	—	23
Issuance of common stock from restricted stock awards	112,545	—	—	—	—	—	—	—
Purchase of common stock through stock buyback	—	—	220,297	(3,125)	—	—	—	(3,125)
Impact of net settlements	6,391	—	6,391	—	(868)	—	—	(868)
Stock-based compensation expense	—	—	—	—	3,179	—	—	3,179
Comprehensive income:
Unrealized gain on foreign currency exchange	—	—	—	—	—	41	—	41
Net income	—	—	—	—	—	—	3,290	3,290
Comprehensive income								3,331
Balance, March 31, 2019	54,246,261	$54	26,552,968	$(181,030)	$309,348	$(174)	$6,927	$135,125
Issuance of common stock from restricted stock awards	56,207	—	—	—	—	—	—	—
Purchase of common stock through stock buyback	—	—	97,427	(1,600)	—	—	—	(1,600)
Stock-based compensation expense	—	—	—	—	3,762	—	—	3,762
Comprehensive income:
Unrealized loss on foreign currency exchange	—	—	—	—	—	(58)	—	(58)
Net income	—	—	—	—	—	—	4,151	4,151
Comprehensive income								4,093
Balance, June 30, 2019	54,302,468	$54	26,650,395	$(182,630)	$313,110	$(232)	$11,078	$141,380

See accompanying Notes to Consolidated Financial Statements

TechTarget, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended
	June 30,
	2019	2018
	(Unaudited)
Operating activities:
Net income	$7,441	$6,514
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,345	2,248
Provision for bad debt	367	501
Amortization of investment premiums	—	55
Stock-based compensation	6,224	3,016
Amortization of debt issuance costs	4	56
Deferred tax provision	(80)	—
Changes in operating assets and liabilities:
Accounts receivable	2,600	662
Prepaid expenses and other current assets	(112)	188
Other assets	(94)	1
Accounts payable	(843)	222
Income taxes payable	1,153	(279)
Accrued expenses and other current liabilities	(175)	221
Operating lease right-of-use assets and ;liabilities, net	(161)	—
Accrued compensation expenses	(763)	(178)
Contract liabilities	913	(2,333)
Other liabilities	—	(153)
Net cash provided by operating activities	18,819	10,741
Investing activities:
Purchases of property and equipment, and other capitalized assets	(3,379)	(4,022)
Proceeds from sales and maturities of investments	500	4,100
Net cash (used in) provided by investing activities	(2,879)	78
Financing activities:
Tax withholdings related to net share settlements	(868)	(735)
Purchase of treasury shares and related costs	(4,725)	(1,613)
Proceeds from exercise of stock options	23	883
Term loan principal payment	(625)	(5,000)
Net cash used in financing activities	(6,195)	(6,465)
Effect of exchange rate changes on cash and cash equivalents	(13)	(51)
Net increase in cash and cash equivalents	9,732	4,303
Cash and cash equivalents at beginning of period	34,673	25,966
Cash and cash equivalents at end of period	$44,405	$30,269
Supplemental disclosure of cash flow information:
Cash paid for taxes, net	$1,407	$1,791
Property and equipment included in accounts payable and in accrued expenses and other liabilities	$—	$516

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

2. Summary of Significant Accounting Policies

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these Notes to Consolidated Financial Statements. The Company’s critical accounting policies are those that affect its more significant judgments used in the preparation of its consolidated financial statements. A description of the Company’s critical accounting policies and estimates is contained in its Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and in this note to the consolidated financial statements. There were no material changes to the Company’s critical accounting policies and use of estimates during the first six months of 2019, other than those related to leases resulting from the adoption of a new accounting pronouncement, as described in this Note 2 under “Recently Adopted Accounting Guidance”.

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

Revenue Recognition

The Company generates revenues from the sale of targeted marketing and advertising campaigns, which it delivers via its network of websites and data analytics solutions. Revenue is recognized when performance obligations are satisfied by transferring promised goods or services to customers, as determined by applying a five-step process consisting of: a) identifying the contract, or contracts, with a customer, b) identifying the performance obligations in the contract, c) determining the transaction price, d) allocating the transaction price to the performance obligations in the contract, and e) recognizing revenue when, or as, performance obligations are satisfied.

Recent Accounting Pronouncements

Recently Adopted Accounting Guidance

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the Consolidated Statements of Income and Comprehensive Income. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees, capital and operating leases, existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company adopted ASU 2016-02 in the first quarter of 2019 using the modified retrospective approach, and elected the package of practical expedients permitted under the transition guidance. Results and disclosure requirements for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting under Topic 840.

We elected the package of practical expedients permitted under the transition guidance, which allowed us to carryforward our historical lease classification, our assessment on whether a contract was or contains a lease, and our initial direct costs for any leases that existed prior to January 1, 2019. We also elected to combine our lease and non-lease components and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the consolidated statements of income on a straight-line basis over the lease term. The Company recorded operating lease assets with right-of-use of $27.5 million and $2.9 million current operating lease liability and $29.2 million non-current operating lease liability as of January 1, 2019, of which $4.9 million and $0.3 million were reclassified from deferred rent and prepaid rent, respectively.

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

3. Revenues

Disaggregation of Revenue

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
North America	$23,353	$21,187	$43,631	$40,037
International	10,933	10,285	20,627	18,734
Total	$34,286	$31,472	$64,258	$58,771

The following table depicts the disaggregation of revenue according to categories consistent with how the Company evaluates its financial performance. International revenue consists of international geo-targeted campaigns, which are campaigns targeted at audience of members outside of North America.

Contract Liabilities

Timing may differ between the satisfaction of performance obligations and the invoicing and collection of amounts related to the Company’s contracts with customers. Liabilities are recorded for amounts that are collected in advance of the satisfaction of performance obligations. Additionally, certain customers may receive credits, which are accounted for as a material right. The Company estimates these amounts based on the expected amount of future services to be provided to a customer and allocates a portion of the transaction price to these material rights. The Company recognizes these material rights as the material rights are exercised. The resulting amounts which, are included in the contract liabilities on the accompanying Consolidated Balance Sheets, were $3.4 and $3.5 million at June 30, 2019 and December 31, 2018, respectively.

Contract Liabilities
Year-to-Date Activity	(in thousands)
Balance at December 31, 2018	$5,573
Deferral of revenue	4,355
Recognition of previously unearned revenue	(3,442)
Balance at June 30, 2019	$6,486

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

4. Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, short-term and long-term investments and contingent consideration. The Company’s remaining short-term investments matured in the first quarter of 2019, therefore as of June 30, 2019 there are no investments measured at fair value. Additionally, the Company switched banks and the money market accounts are in bank deposits and are not quoted instruments. As such they are all considered cash. The fair value of these financial assets and liabilities for was determined based on three levels of input as follows:

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

5. Cash, Cash Equivalents, and Investments

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less at date of purchase. Cash equivalents are carried at cost, which approximates their fair market value. Cash and cash equivalents consisted of the following:

	June 30, 2019	December 31, 2018
Cash	$44,405	$19,603
Money market funds	—	15,070
Total cash and cash equivalents	$44,405	$34,673

The Company’s short-term investments are accounted for as available for sale securities. Investments are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity, net of tax. The cumulative unrealized loss, net of taxes, was $15 as of December 31, 2018. The Company’s investment matured in the first quarter of 2019. Realized gains and losses on the sale of these investments are determined using the specific identification method. There were no realized gains or losses during the six months ended June 30, 2019 or 2018.

Short-term investments consisted of the following:

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term and long-term investments:
U.S. Treasury securities	$500	$—	$—	$500
Total short-term and long-term investments	$500	$—	$—	$500

The Company’s investment had a contractual maturity date in January 2019. All income generated from investments is recorded as interest income.

6. Goodwill and Intangible Assets

The following table summarizes the Company’s intangible assets, net:

		June 30, 2019
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer, affiliate and advertiser relationships	5-17	$6,497	$(6,260)	$237
Developed websites, technology and patents	10	$1,492	$(995)	497
Trademark, trade name and domain name	5-8	$1,782	$(1,740)	42
Proprietary user information database and internet traffic	5	$1,108	$(1,108)	—
Non-Compete agreement	1.5	$10	$(6)	4
Total intangible assets		$10,889	$(10,109)	$780

		December 31, 2018
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer, affiliate and advertiser relationships	5-17	$6,500	$(6,256)	$244
Developed websites, technology and patents	10	1,502	(958)	544
Trademark, trade name and domain name	5-8	1,784	(1,730)	54
Proprietary user information database and internet traffic	5	1,110	(1,110)	—
Non-Compete agreement	1.5	10	(3)	7
Total intangible assets		$10,906	$(10,057)	$849

Intangible assets are amortized over their estimated useful lives, which range from approximately two to 17 years, using methods of amortization that are expected to reflect the estimated pattern of economic use. The remaining amortization expense will be recognized over a weighted-average period of approximately 5.04 years. Amortization expense was approximately $50 and $50 for each of the three months, $0.1 million and $0.1 million for each of the six months ended June 30, 2019 and June 30, 2018, respectively. Amortization expense is recorded within operating expenses as the intangible assets consist of customer-related assets which generate website traffic that the Company considers to be in support of selling and marketing activities. The Company did not write off any fully amortized intangible assets in the first six months of 2019.

The Company expects amortization expense of intangible assets to be as follows:

Years Ending December 31:	Amortization Expense
2019 (July 1 – December 31)	$66
2020	113
2021	128
2022	158
2023	37
Thereafter	278
Total	$780

Goodwill and indefinite-lived intangible assets are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. The Company did not have any intangible assets other than goodwill with indefinite lives as of June 30, 2019 or December 31, 2018. There were no indications of impairment as of June 30, 2019, and the Company believes that, as of the balance sheet dates presented, none of the Company’s goodwill or intangible assets was impaired.

7. Net Income Per Common Share

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per common share is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Numerator:
Net income	$4,151	$4,420	$7,441	$6,514
Denominator:
Basic:
Weighted average shares of common stock and vested, undelivered restricted stock units outstanding	27,640,207	27,541,273	27,722,521	27,526,977
Diluted:
Weighted average shares of common stock and vested, undelivered restricted stock units outstanding	27,640,207	27,541,273	27,722,521	27,526,977
Effect of potentially dilutive shares (1)	591,538	1,218,052	503,469	1,137,494
Total weighted average shares of common stock and vested, undelivered restricted stock units outstanding and potentially dilutive shares	28,231,746	28,759,325	28,225,990	28,664,471
Net Income Per Share:
Basic net income per share	$0.15	$0.16	$0.27	$0.24
Diluted net income per share	$0.15	$0.15	$0.26	$0.23

(1)

In calculating diluted net income per share, 0.6 million and 0.5 million shares related to outstanding stock options and unvested, undelivered restricted stock units were excluded for the three and six months ended June 30, 2019, respectively and 20 thousand shares related to outstanding stock options and unvested, undelivered restricted stock units were excluded for the three and six months ended June 30, 2018, because including them would have been anti-dilutive.

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

The Term Loan bears interest at a floating per annum rate equal to 1.375% above the greater of (a) the one-month U.S. LIBOR rate reported in The Wall Street Journal or (b) 2.00%.

9. Leases and Contingencies

On January 1, 2019, the Company adopted Topic 842 Leases using the modified retrospective approach.  The Company recorded operating lease assets (right-of-use assets) of $27.5 million and operating lease liabilities of $32.1 million.  There was no impact to retained earnings upon adoption of Topic 842.

The Company has various non-cancelable lease agreements for certain of our offices with original lease periods expiring between 2019 and 2029. Our lease terms may include options to extend or terminate the lease when it is reasonably certain we will exercise that option. Leases with a renewal option allow the Company to extend the lease term typically between 1 and 5 years.  When determining the lease term, renewal options reasonably certain of being exercised are included in the lease term.  When determining if a renewal option is reasonably certain of being exercised, the Company considers several economic factors, including but not limited to, the significance of leasehold improvements incurred on the property, whether the asset is difficult to replace, underlying contractual obligations, or specific characteristics unique to that particular lease that would make it reasonably certain that the Company would exercise such option.  Renewal and termination options were generally not included in the lease term for the Company's existing operating leases. Certain of the arrangements have discounted rent periods or escalating rent payment provisions. Leases with an initial term of twelve months or less are not recorded on the consolidated balance sheets. We recognize rent expense on a straight-line basis over the lease term.  Our lease agreements do not contain any material residual value guarantee or material restrictive covenants.

As of June 30, 2019, operating lease assets were $26.2 million and operating lease liabilities were $30.6 million. The maturity of the Company’s operating lease liabilities as of June 30, 2019 are as follows:

Minimum Lease
Years Ending December 31:	Payments
2019 (June 30, – December 31)	$1,639
2020	3,629
2021	3,720
2022	3,397
2023	3,397
Thereafter	21,267
Total future minimum lease payments	$37,049
Less imputed interest	6,470
Total operating lease liabilities	$30,579

Included in the condensed consolidated balance sheet:
Current operating lease liabilities	$2,298
Non-current operating lease liabilities	28,281
Total operating lease liabilities	$30,579

For the three and six months ended June 30, 2019, the total lease cost is comprised of the following amounts:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Operating lease expense	$975	$1,950
Short-term lease expense	21	42
Total lease expense	$996	$1,992

The following summarizes additional information related to operating leases:

As of
June 30, 2019
Weighted-average remaining lease term — operating leases	5.7
Weighted-average discount rate — operating leases	4%

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

Total rent expense under the Company’s noncancelable leases was approximately $1 and $2 million for the three and six months ended June 30, 2018, respectively

Litigation

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At June 30, 2019 and December 31, 2018, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

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

At the inception of the plan, the Company reserved for issuance an aggregate of 2,911,667 shares of common stock under the 2007 Plan. The 2007 Plan was subject to an automatic annual increase of shares on January 1 of each year, beginning on January 1, 2008, equal to the lesser of (a) 2% of the outstanding number of shares of common stock (on a fully-diluted basis) on the immediately preceding December 31 and (b) such lower number of shares as may be determined by the compensation committee of the Board. No new awards may be granted under the 2007 Plan; however, shares of common stock remaining in the 2007 Plan are available for issuance in connection with previously awarded grants under the 2007 Plan. There are 373,500 shares of common stock that remain subject to outstanding stock grants under the 2007 Plan as of June 30, 2019.

In March 2017, the Board approved the 2017 Stock Option and Incentive Plan (the “2017 Plan”), which was approved by the stockholders of the Company at the 2017 Annual Meeting and became effective June 16, 2017. The 2017 Plan replaces the Company’s 2007 Plan. On that date, 3,000,000 shares of Common Stock were reserved for issuance under the 2017 Plan and, generally, shares that are forfeited or canceled from awards under the 2017 Plan also will be available for future awards. Under the 2017 Plan, the Company may grant restricted stock and restricted stock units, non-qualified stock options, stock appreciation rights, performance awards, and other stock-based and cash-based awards. Grants generally vest in equal tranches over a three-year period. Stock options granted under the 2017 Plan expire no later than ten years after the grant date. Shares of stock issued pursuant to restricted stock awards are restricted in that they are not transferable until they vest. Stock underlying awards of restricted stock units are not issued until the units vest. Non-qualified stock options cannot be exercised until they vest. Under the 2017 Plan, all stock options and stock appreciation rights must be granted with an exercise price that is at least equal to the fair market value of the stock on the date of grant. The 2017 Plan broadly prohibits the repricing of options and stock appreciation rights without stockholder approval and requires that no dividends or dividend equivalents be paid with respect to options or stock appreciation rights. The 2017 Plan further provides that, in the event any dividends or dividend equivalents are declared with respect to restricted stock, restricted stock units, other stock-based awards and performance awards (referred to as “full-value awards”), they would be subject to the same vesting and forfeiture provisions as the underlying award. There is a total of 1,040,761 shares of common stock that remain subject to outstanding stock grants under the 2017 Plan as of June 30, 2019.

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

A summary of the stock option activity under the Company’s plans for the six months ended June 30, 2019 is presented below:

Year-to-Date Activity	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2018	186,000	$9.50
Granted	20,000	$19.98
Exercised	(10,000)	$2.34		$20
Forfeited	—	$—
Cancelled	—	$—
Options outstanding at June 30, 2019	196,000	$10.94	4.65	$2,165
Options exercisable at June 30, 2019	176,000	$9.91	4.05	$2,139
Options vested or expected to vest at June 30, 2019	194,212	$10.85	4.61	$2,162

The total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $20 and $2.4 million during the six months ended June 30, 2019 and June 30, 2018, respectively. The total amount of cash received from exercise of these options was approximately $23 and $0.9 million during the six months ended June 30, 2019 and, 2018 respectively.

Restricted Stock Units

Restricted stock units are valued at the market price of a share of the Company’s common stock on the date of the grant. A summary of the restricted stock unit activity under the Company’s plans for the six months ended June 30, 2019 is presented below:

Year-to-Date Activity	Shares	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Nonvested outstanding at December 31, 2018	1,197,261	$17.69
Granted	122,811	19.78
Vested	(98,811)	19.40
Forfeited	(3,000)	28.05
Nonvested outstanding at June 30, 2019	1,218,261	17.74	$25,888

There were 98,811 restricted stock units with a total grant-date fair value of $1.9 million that vested during the six months ended June 30, 2019. There were no restricted stock units that vested or were granted during the six months ended June 30, 2018.

As of June 30, 2019, there was $13.6 million of total unrecognized compensation expense related to stock options and restricted stock units, which is expected to be recognized over a weighted average period of 1.4 years.

11. Stockholders’ Equity

Reserved Common Stock

As of June 30, 2019, the Company has reserved 3,108,628 shares of common stock for use in settling outstanding options and unvested restricted stock units that have not been issued as well as future awards available for grant under the 2007 and 2017 Plan.

Common Stock Repurchase Program

In November 2018 the Company announced that the Board had authorized a $25.0 million stock repurchase program (the “November 2018 Repurchase Program”) under which the Company is authorized to repurchase the Company’s common stock from time to time on the open market or in privately negotiated transactions at prices and in a manner that may be determined by management. During the three and six months ended June 30, 2019 the Company repurchased 97,477 and 317,724 shares of common stock, respectively at an aggregate purchase price of $1.6 and $4.7 million under the November 2018 Stock Repurchase Program.

In June 2016 the Company announced that the Board had authorized a $20.0 million stock repurchase program (the “June 2016  Repurchase Program”) under which the Company was authorized to repurchase the Company’s common stock from time to time on the open market or in privately negotiated transactions at prices and in the manner that may be determined by the Board. Pursuant to the June 2016 Repurchase Program, the Company repurchased 112,303 shares of common stock for an aggregate purchase price of $1.6 million during the first three months of 2018. No amounts were repurchased during the three months ended June 30, 2018. On May 5, 2017, the Board reauthorized the June 2016 Repurchase Program to allow the Company to use the remaining balance of the unused authorization under such program after its original expiration date in June 2017.  In August 2018, the June 2016 Repurchase Program expired.

Repurchased shares are recorded under the cost method and are reflected as treasury stock in the accompanying Consolidated Balance Sheets. All share repurchases were funded with cash on hand.

12. Income Taxes

The Company measures its interim period tax expense using an estimated annual effective tax rate and adjustments for discrete taxable events that occur during the interim period. The estimated annual effective income tax rate is based upon the Company’s estimations of annual pre-tax income, the geographic mix of pre-tax income, and its interpretations of tax laws. The Company updates the estimate of its annual effective tax rate at the end of each quarterly period. The Company recorded income tax expense of  $1.7 million and $1.3 million for the three month and $2.6 million and $1.6 million for the six months ended June 30, 2019 and 2018 respectively.  The higher expense in 2019 as compared to 2018 is primarily due to the effect of non-deductible expenses, higher ,income and a lower benefit from the recognition of excess tax benefits of stock based compensation.

13. Segment Information

The Company views its operations and manages its business as one operating segment based on factors such as how the Company manages its operations and how its executive management team reviews results and makes decisions on how to allocate resources and assess performance.

Geographic Data

Net sales by campaign target area were as follows (1):

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
North America	$23,353	$21,187	$43,631	$40,037
International	10,933	10,285	20,627	18,734
Total	$34,286	$31,472	$64,258	$58,771

(1)	Net sales to customers by campaign target area is based on the geo-targeted (target audience) location of the campaign.

Net sales to unaffiliated customers by geographic area were as follows (2):

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
United States	$25,813	$23,270	$48,063	$42,960
United Kingdom	3,324	3,894	6,433	7,249
Other international	5,149	4,308	9,762	8,562
Total	$34,286	$31,472	$64,258	$58,771

(2)	Net sales to unaffiliated customers by geographic area is based on the customers’ current billing addresses, and does not consider the geo-targeted (target audience) location of the campaign.

Long-lived assets by geographic area were as follows:

	June 30, 2019	December 31, 2018
United States	$102,228	$101,051
International	4,236	4,386
Total	$106,464	$105,437

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

We had approximately 20.3 million and 19.5 million registered members – our “audiences” – as of June 30, 2019 and 2018 respectively. While the size of our registered member base does not provide direct insight into our customer numbers or our revenues, the value of our services sold to our customers is a direct result of the breadth and reach of this content footprint. This footprint creates the opportunity for our customers to gain business leverage by targeting our audiences through customized marketing programs. Likewise, the behavior exhibited by these audiences enables us to provide our customers with data products to improve their marketing and sales efforts. The targeted nature of our member base enables IT vendors to reach a specialized audience efficiently because our content is highly segmented and aligned with the IT vendors’ specific products. With it, we have developed a broad customer base and, in 2019 expect to deliver marketing and sales services programs to approximately 1,300 to 1,400 customers.

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

Our revenues for the six months ended June 30, 2019 increased by $5.5 million, or 9%, to $64.3 million, compared with $58.8 million, during the same period in 2018. Priority Engine™ revenues increased more than 44% in the first six months of 2019, compared to the first six months of 2018.

We continue to have success selling longer-term contracts of approximately twelve months. We derived 33% of our second quarter revenue from longer-term contracts.

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

Our international geo-targeted revenues, where our target audience is outside North America (“International”), increased 10% for the first six months of June 30, 2019, compared with the prior year period.

Gross profit percentage was 77% and 76% for the six months ended June 30, 2019 and 2018, respectively. Gross profit increased by $4.4 million, mainly due to the increase in revenues as compared to the same period a year ago.

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

•

Brexit. The United Kingdom’s June 2016 referendum, in which voters approved an exit of the United Kingdom from the European Union, commonly referred to as “Brexit,” resulted in significant general economic uncertainty as well as volatility in global stock markets and currency exchange rate fluctuations. In March 2017, the United Kingdom served notice to the European Council under Article 50 of the Lisbon Treaty of its intention to withdraw from the European Union. The United Kingdom had a period of two years from the date of its formal notification to negotiate the terms of its withdrawal from, and future relationship with, the European Union. If no formal withdrawal agreement can be reached between the United Kingdom and the European Union, then it is expected that the United Kingdom’s membership of the European Union would automatically terminate on the deadline, which was initially March 29, 2019. That deadline has been extended to October 31, 2019 to allow the parties to negotiate a withdrawal agreement, which has proven to be difficult. The full effect of Brexit remains uncertain and depends on any agreements the United Kingdom may make to retain access to the EU market. Moreover, the overall impact of Brexit may create further global economic uncertainty, which may cause a subset of our customers to more closely monitor their costs in the affected region. Our revenue generated from customers who have billing addresses within the United Kingdom was approximately 10% of our total revenues for the six months ended June 30, 2019 and 2018.

•

Customer Demographics. In the three months ended June 30, 2019, revenues from our ten major global customers, which have significant international exposure, decreased approximately 17% compared to the same period a year ago. Revenues from our mid-sized customers (our largest 100 customers, excluding the ten major global customers described above, which generally have less exposure internationally) increased by approximately 15% compared to the same period a year ago. Revenues attributable to our smaller customers, which tend to be venture capital-backed start-ups that primarily operate in North America, increased by approximately 48% over the prior year period.

•	Geographic. During the six months ended, June 30, 2019 approximately 32% of our revenues were derived from International geo-targeted campaigns.

Revenues

Revenue changes for the three and six month period ended, June 30, 2019 as compared to the same period in 2018, are shown in the table below. See Note 3 to our consolidated financial statements for additional information on our revenues.

	For the three months ended June 30,		Percent Change	For the six months ended June 30,		Percent Change
	2019	2018		2019	2018
North America	$23,353	$21,187	10%	$43,631	$40,037	9%
International	10,933	10,285	6%	20,627	18,734	10%
Total	$34,286	$31,472	9%	$64,258	$58,771	9%

We sell customized marketing programs to IT vendors targeting a specific audience within a particular IT or business sector or sub-sector. We maintain multiple points of contact with our customers to provide support throughout their organizations and their customers’ IT sales cycles. As a result, our customers often run multiple advertising programs with us in order to target their desired audience of IT and business professionals more effectively. There are multiple factors that can impact our customers’ marketing and advertising objectives and spending with us, including but not limited to, IT product launches, increases or decreases to their advertising budgets, the timing of key industry marketing events, responses to competitor activities and efforts to address specific marketing objectives such as creating brand awareness or generating sales leads. Our products and services are generally delivered under short-term contracts that run for the length of a given program, typically less than six months. In 2016, we began to enter into longer-term contracts with certain customers, and in the quarter ended, June 30, 2019 approximately 33% of our revenues were from longer-term contracts of approximately twelve months.

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

•

IT Deal Alert: Priority Engine™. Priority Engine is a subscription service powered by our Activity Intelligence platform, which integrates with customer relationship management and marketing automation platforms from salesforce.com, Marketo, Eloqua, Pardot, and Integrate. The service delivers information that enables marketers and sales personnel to identify and understand accounts and individuals actively researching new technology purchases and then to engage those active prospects within the organizations that are relevant to the purchase. We sell this service in approximately 200 technology-specific segments which our customers use for demand generation, account-based marketing and other marketing and sales activities. Priority Engine is also available with specific geographic focus, bringing the total available segments to over 200.

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

Depreciation and Amortization. Depreciation expense consists of the depreciation of our property and equipment and other capitalized assets. Depreciation is calculated using the straight-line method over their estimated useful lives, ranging from three to twelve years. Amortization of intangible assets expense consists of the amortization of intangible assets recorded in connection with our acquisitions. Separable intangible assets that are not deemed to have an indefinite life are amortized over their estimated useful lives, which range from 2 to 17 years, using methods that are expected to reflect the estimated pattern of economic use.

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

Our critical accounting policies are those that affect our more significant judgments used in the preparation of our consolidated financial statements. A description of our critical accounting policies and estimates is contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Other than those noted in Note 2 to our consolidated financial statements, there were no material changes to our critical accounting policies and estimates during the first six months of 2019.

Income Taxes

We are subject to income taxes in both the U.S. and foreign jurisdictions, and we use estimates in determining our provision for income taxes. We recognize deferred tax assets and liabilities based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates.

Our deferred tax assets are comprised primarily of book to tax differences on stock-based compensation and timing of deductions for rent expense, accrued expenses, depreciation, and amortization. As of June 30, 2019, we had foreign net operating loss (“NOL”) carryforwards of $0.2 million, which may be used to offset future taxable income in foreign jurisdictions indefinitely.

Results of Operations

The following table sets forth our results of operations for the periods indicated, including percentage of total revenues:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	($ in thousands)				($ in thousands)
Revenues	$34,286	100%	$31,472	100%	$64,258	100%	$58,771	100%
Cost of revenues	7,952	23%	7,124	23%	14,964	23%	13,849	24%
Gross profit	26,334	77%	24,348	77%	49,294	77%	44,922	76%
Operating expenses:
Selling and marketing	13,976	41%	11,419	36%	26,422	41%	22,774	39%
Product development	2,001	6%	2,069	7%	3,988	6%	4,187	7%
General and administrative	3,123	9%	3,327	11%	6,145	10%	6,726	11%
Depreciation and amortization	1,146	3%	1,140	4%	2,276	4%	2,248	4%
Total operating expenses	20,246	59%	17,955	57%	38,831	60%	35,935	61%
Operating income	6,088	18%	6,393	20%	10,463	16%	8,987	15%
Interest and other expense, net	(253)	(1)%	(644)	(2)%	(390)	(1)%	(844)	(1)%
Income before provision for income taxes	5,835	17%	5,749	18%	10,073	16%	8,143	14%
Provision for income taxes	1,684	5%	1,329	4%	2,632	4%	1,629	3%
Net income	$4,151	12%	$4,420	14%	$7,441	12%	$6,514	11%

Comparison of Three Months Ended June 30, 2019 and June 30, 2018

Revenues

	Three months ended June 30,
	2019	2018	Increase	Percent Change
	($ in thousands)
Revenues	$34,286	$31,472	$2,814	9%

The increase in revenues was due to customers increasing their spend for data driven marketing products.  Priority Engine™ revenues were up 44% in the three months ended June 30, 2019, compared to the prior year period.

Cost of Revenues and Gross Profit

	Three Months Ended June 30,
	2019	2018	Increase (Decrease)	Percent Change
	($ in thousands)
Cost of revenues	$7,952	$7,124	$828	12%
Gross profit	$26,334	$24,348	$1,986	8%
Gross profit percentage	77%	77%

Gross Profit. Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. Gross profit percentage was 77% for the first three months of 2019 and 77% for the three months ended June 30, 2018. Gross profit increased by $2.0 million in the three months ended June 30, 2019 compared to the same period in 2018, primarily attributable to the increase in revenues as compared to the same period a year ago. Because the majority of our costs are labor-related, we expect our gross profit to fluctuate from period to period depending on the total revenues for the period.

Operating Expenses and Other

	Three Months Ended June 30,
	2019	2018	Increase (Decrease)	Percent Change
	($ in thousands)
Operating expenses:
Selling and marketing	$13,976	$11,419	$2,557	22%
Product development	2,001	2,069	(68)	(3)%
General and administrative	3,123	3,327	(204)	(6)%
Depreciation and amortization	1,146	1,140	6	1%
Total operating expenses	$20,246	$17,955	$2,291	14%
Interest and other expense, net	$(253)	$(644)	$391	61%
Provision for income taxes	$1,684	$1,329	$355	27%

Selling and Marketing. Selling and marketing expenses increased for the three months ended June 30, 2019, as compared to the same period in 2018, primarily due to increases in stock-based compensation expenses (accounting for 79% of the overall increase).

Product Development. Product development expense decreased for the three months ended June 30, 2019, as compared to the same period in 2018, primarily due to $0.5 million that was capitalized over the three months ended June 30, 2018 offset in part by increases in consulting, services, and salary expenses.

General and Administrative. General and administrative expense decreased for the three months ended June 30, 2019, compared to the same period in 2018, primarily due to a decrease in compensation expenses. This accounted for approximately 90% of the overall decrease.

Depreciation and Amortization. Depreciation and amortization expense remained relatively flat for the three months ended June 30, 2019 when compared to the same period in 2018.

Comparison of Six Months Ended June 30, 2019 and June 30, 2018

Revenues

	Six months ended Six
	2019	2018	Increase	Percent Change
	($ in thousands)
Revenues	$64,258	$58,771	$5,487	9%

The increase in revenues was due to customers increasing their spending for data driven marketing products.  Priority Engine™ revenues were up 44%  in the six months ended June 30, 2019.

Cost of Revenues and Gross Profit

	Six Months Ended June 30,
	2019	2018	Increase (Decrease)	Percent Change
	($ in thousands)
Cost of revenues	$14,964	$13,849	$1,115	8%
Gross profit	$49,294	$44,922	$4,372	10%
Gross profit percentage	77%	76%

Gross Profit. Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. Gross profit percentage was 77% for the first six months of 2019 and 76% for the six months ended June 30, 2018. Gross profit increased by $4.4 million in the six months ended June 30, 2019 compared to the same period in 2018, primarily attributable to the increase in revenues as compared to the same period a year ago. Because the majority of our costs are labor-related, we expect our gross profit to fluctuate from period to period depending on the total revenues for the period.

Operating Expenses and Other

	Six Months Ended June 30,
	2019	2018	Increase (Decrease)	Percent Change
	($ in thousands)
Operating expenses:
Selling and marketing	$26,422	$22,774	$3,648	16%
Product development	3,988	4,187	(199)	(5)%
General and administrative	6,145	6,726	(581)	(9)%
Depreciation and amortization	2,276	2,248	28	1%
Total operating expenses	$38,831	$35,935	$2,896	8%
Interest and other expense, net	$(390)	$(844)	$454	54%
Provision for income taxes	$2,632	$1,629	$1,003	62%

Selling and Marketing. Selling and marketing expenses increased for the six months ended June 30, 2019, as compared to the same period in 2018, primarily due to increases in stock-based compensation expenses (accounting for 79% of the overall increase).

Product Development. Product development expense decreased for the six months ended June 30, 2019, as compared to the same period in 2018, primarily due to $1 million that was capitalized over the six months ended June 30, 2018 offset in part by increases in consulting, services, and salary expenses.

General and Administrative. General and administrative expense decreased for the six months ended June 30, 2019, compared to the same period in 2018, primarily due to a decrease in compensation expense. This accounted for approximately 90% of the overall decrease.

Depreciation and Amortization. Depreciation and amortization expense remained relatively flat for the six months ended June 30, 2019 when compared to the same period in 2018.

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

Liquidity and Capital Resources

Resources

Our cash and cash equivalents at June 30, 2019 totaled $44 million, a $9 million increase from December 31, 2018, primarily driven by cash generated from operations, partially offset by investments in property and equipment, principal payments on our term loan, and repurchase of shares of our common stock under our repurchase plan.  We believe that our existing cash and cash equivalents and our cash flow from operating activities will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future working capital requirements will depend on many factors, including the operations of our existing businesses, our potential strategic expansion internationally, future acquisitions we might undertake, and any expansion into complementary businesses. To the extent that our cash and cash equivalents, investments and cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more additional acquisitions of businesses.

	June 30, 2019	December 31, 2018
	(in thousands)
Cash, cash equivalents and investments	$44,405	$35,173
Accounts receivable, net	$27,075	$30,042

Cash, Cash Equivalents, and Investments

Our cash, and cash equivalents, at June 30, 2019 were held for working capital purposes. We do not enter into investments for trading or speculative purposes.

Accounts Receivable, Net

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing with which we meet our performance obligations and on the timing of our cash collections, as well as on changes to our allowance for doubtful accounts. We use days sales outstanding (“DSO”) as a measurement of the quality and status of our receivables. We define DSO as net accounts receivable at quarter end divided by total revenues for the applicable period, multiplied by the number of days in the applicable period. DSO was 70 days and 83 days at June 30, 2019 and December 31, 2018, respectively.

Cash Flows

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$18,819	$10,741
Net cash (used in) provided by investing activities	$(2,879)	$78
Net cash used in financing activities	$(6,195)	$(6,465)

Operating Activities

Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, provisions for bad debt, stock-based compensation, deferred income taxes, and the effect of changes in working capital and other activities. Cash provided by operating activities for the six months ended June 30, 2019 was approximately $19 million compared to cash provided by operating activities of approximately $11 million for the six months ended June 30, 2018.

The increase in cash provided by operating activities was primarily the result of an increase in revenue and a decrease in accounts receivable.

Investing Activities

Cash used in investing activities in the six months ended June 30, 2019 was $3 million and was primarily a result of investments in internal-use software, and to a lesser extent, computer equipment, offset by the maturity of investments. We capitalized internal-use software and website development costs of $1.3 million, and $0.8 million for the three months ended June 30, 2019 and 2018, respectively. For the six month periods ended June 30, 2019 and 2018, we capitalized internal-use software and website development costs of $2.6 million and $1.6 million, respectively.

Financing Activities

In the six months ended June 30, 2019, we used $6 million for financing activities, consisting primarily of $0.6 million for the repayment of principal under our Term Loan, $4.7 million for the purchase of treasury shares and related costs and $0.9 million for tax withholdings related to net share settlements. In the first six months of 2018 we used $6.5 million for financing activities, consisting primarily of $5.0 million for the repayment of principal on our prior loan agreement, $1.6 million for the purchase of treasury shares and related costs, and $0.7 million for tax withholdings related to net share settlements, partially offset by a net $0.9 million received from other financing activities.

Common Stock Repurchase Program

In November 2018, we announced that our Board had authorized a $25.0 million stock repurchase program (the “November 2018 Repurchase Program”) whereby we are authorized to repurchase our common stock from time to time on the open market or in privately negotiated transactions at prices and in the manner that may be determined by management. During the six months ended June 30, 2019, we repurchased 317,724 shares of common stock for an aggregate purchase price of approximately $4.7 million  pursuant to the November 2018 Repurchase Program. As of June 30, 2019 approximately $17 million remained authorized.

In June 2016, we announced that our Board had authorized a $20.0 million stock repurchase program (the “June 2016 Repurchase Program”), On May 5, 2017, our Board reauthorized the common stock repurchase program to allow us to use the remaining balance of the unused authorization under the 2016 Repurchase Program after its original expiration in June 2017. The reauthorized program allowed us to repurchase our common stock from time to time on the open market or in privately negotiated transactions. The June 2016 Repurchase program expired in August 2018.

Repurchased shares were recorded under the cost method and are reflected as treasury stock in the accompanying Consolidated Balance Sheets. All repurchased shares were funded with cash on hand.

Term Loan and Credit Facility Borrowings

On December 24, 2018, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Western Alliance Bank as the lender. The Loan Agreement provides for a $25 million term loan facility with a maturity date of December 10, 2023 (the “Term Loan”).

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

The borrowings are subject to a leverage ratio, measured quarterly. The Loan Agreement also requires us to make representations and warranties and to comply with certain other covenants and agreements that are customary in loan agreements of this type. At June 30, 2019, we were in compliance with all covenants under the Loan Agreement.

The Term Loan bears interest at a floating per annum rate equal to one and three-eighths percent (1.375%) above the greater of (a) the one (1) month U.S. LIBOR rate reported in The Wall Street Journal (b) and two percent (2.00%).

The Term Loan may be prepaid at our option without penalty, provided we comply with the notice provisions of the Loan Agreement. The Loan Agreement also contains customary events of default, subject to grace periods in certain cases, which may cause repayment of the Term Loan to be accelerated.

Capital Expenditures

We have made capital expenditures primarily for computer equipment and related software needed to host our websites, internal-use software development costs, as well as for leasehold improvements and other general purposes to support our growth. Our capital expenditures totaled $3.4 million and $4.0 million for the six month periods ended June 30, 2019 and, 2018 respectively. A majority of our capital expenditures in the first six months of 2019 were for internal-use software and website development costs and, to a lesser extent, computer equipment and related software. We capitalized internal-use software and website development costs of $2.6 million and $1.6 million for the six month ended June 30, 2019 and 2018, respectively. We are not currently party to any purchase contracts related to future capital expenditures.

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

Foreign Currency Exchange Risk

We currently have subsidiaries in the United Kingdom, Hong Kong, Australia, Singapore, Germany and France. Approximately 25% of our revenues for the three months ended June 30, 2019 were derived from customers with billing addresses outside of the United States and our foreign exchange gains/losses were not significant. We currently believe our exposure to foreign currency exchange rate fluctuations, is financially immaterial and therefore have not entered into foreign currency hedging transactions. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in the future. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Our continued international expansion increases our exposure to exchange rate fluctuations and as a result such fluctuations could have a significant impact on our future results of operations.

Interest Rate Risk

At June 30, 2019, we had cash and cash equivalents, of $44 million. The cash and cash equivalents were in deposit accounts. The cash and cash equivalents were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Declines in interest rates, however, would reduce future investment income.

Our exposure to market risk also relates to interest expense on borrowings under the Loan Agreement. The borrowings under the Loan Agreement bear interest at an annual rate of 1.375% plus the higher of the one-month U.S. LIBOR rate reported in the Wall Street Journal or two percent (2.00%) (see Note 8 to the consolidated financial statements). At June 30, 2019, there was $24.3 million of aggregate principal outstanding under the Loan Agreement.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended June 30, 2019, management, under the supervision of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), conducted an evaluation of our disclosure controls and procedures as of June 30, 2019. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control, that occurred during the second quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened litigation against us that could have a material adverse effect on our business, operating results or financial condition.

Item 1A. Risk Factors

Our business is subject to a number of risks, including those identified in Item 1A – “Risk Factors” of our 2018 Annual Report on Form 10-K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of June 30, 2019, there have been no material changes to the risk factors disclosed in our 2018 Annual Report on Form 10-K. We may disclose changes to any risk factors presented or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities

None.

(b)	Use of Proceeds from Registered Securities

None.

(c)	Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2019 - April 30, 2019	97,427	$16.40	97,427	$17,161,720
May 1, 2019 – May 31, 2019	—	$—	—	$17,161,720
June 1, 2019 – June 30, 2019	—	$—	—	$17,161,720
Total	97,427	$16.40	97,427	$17,161,720

(1) In November 2018, we announced that the Board of Directors had approved a stock repurchase program, which authorized management to purchase up to $25.0 million of shares of our common stock from time to time on the open market or in privately negotiated transactions. The stock repurchase program expires in December 2020.

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

*

Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, (ii) Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2019 and June 30, 2018, (iii) Consolidated Statements of Stockholders’ Equity for the three and six months ended and June 30, 2018, (iv)Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and June 30, 2018 and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECHTARGET, INC.
(Registrant)

Date: August 7, 2019	By:	/s/ MICHAEL COTOIA
Michael Cotoia, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 7, 2019	By:	/s/ DANIEL NORECK
Daniel Noreck, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)