Form 10-Q
period 2019-09-30
TechTarget Inc
filed 2019-11-06
CIK 1293282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 31, 2019, the registrant had 28,003,987 shares of common stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TechTarget, Inc.

Consolidated Balance Sheets

(in thousands, except per share and per share data)

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$52,140	$34,673
Short-term investments	—	500
Accounts receivable, net of allowance for doubtful accounts of $2,080 and $2,099, respectively	24,643	30,042
Prepaid taxes	1,655	1,834
Prepaid expenses and other current assets	2,658	3,069
Total current assets	81,096	70,118
Property and equipment, net	12,121	10,901
Goodwill	93,540	93,687
Intangible assets, net	735	849
Operating lease assets with right-of-use	25,518	—
Deferred tax assets	108	55
Other assets	899	853
Total assets	$214,017	$176,463
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,007	$1,871
Current operating lease liability	2,209	—
Current portion of term loan	1,241	1,241
Accrued expenses and other current liabilities	3,182	3,260
Accrued compensation expenses	1,253	2,432
Income taxes payable	—	176
Contract liabilities	4,949	5,573
Total current liabilities	14,841	14,553
Long-term liabilities:
Long-term portion of term loan	22,784	23,714
Non-current operating lease liability	27,614	—
Deferred rent	—	4,949
Deferred tax liabilities	1,007	662
Total liabilities	66,246	43,878
Leases and contingencies (see Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 54,666,417 and 54,117,325 shares issued, respectively; 28,001,487 and 27,791,045 shares outstanding, respectively	55	54
Treasury stock, at cost; 26,664,930 and 26,326,280 shares, respectively	(182,630)	(177,905)
Additional paid-in capital	314,384	307,014
Accumulated other comprehensive loss	(467)	(215)
Retained earnings	16,429	3,637
Total stockholders’ equity	147,771	132,585
Total liabilities and stockholders’ equity	$214,017	$176,463

See accompanying Notes to Consolidated Financial Statements.

TechTarget, Inc.

Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Revenues	$33,809	$30,742	$98,067	$89,513
Cost of revenues(1)	8,047	7,445	23,011	21,294
Gross profit	25,762	23,297	75,056	68,219
Operating expenses:
Selling and marketing(1)	12,454	12,479	38,877	35,254
Product development(1)	2,085	2,340	6,073	6,527
General and administrative(1)	3,107	3,938	9,252	10,663
Depreciation and amortization, excluding depreciation of $94, $0, $163, $0 included in cost of revenues	1,205	1,156	3,481	3,404
Total operating expenses	18,851	19,913	57,683	55,848
Operating income	6,911	3,384	17,373	12,371
Interest and other expense, net	(409)	(362)	(798)	(1,206)
Income before provision for (benefit from) income taxes	6,502	3,022	16,575	11,165
Provision for (benefit from) income taxes	1,151	(747)	3,783	882
Net income	$5,351	$3,769	$12,792	$10,283
Other comprehensive loss, net of tax:
Unrealized gain on investments (net of tax provision of $0,$5,$0, $8)	$-	$1	$-	$13
Foreign currency translation loss	(235)	(120)	(252)	(249)
Other comprehensive loss	(235)	(119)	(252)	(236)
Comprehensive income	$5,116	$3,650	$12,540	$10,047
Net income per common share:
Basic	$0.19	$0.14	$0.46	$0.37
Diluted	$0.19	$0.13	$0.45	$0.36
Weighted average common shares outstanding:
Basic	27,910	27,827	27,785	27,627
Diluted	28,370	28,764	28,253	28,711
(1)	Amounts include stock-based compensation expense as follows:

Cost of revenues	$64	$53	$144	$114
Selling and marketing	1,911	1,608	6,567	3,263
Product development	106	73	292	113
General and administrative	849	1,394	2,151	2,654

See accompanying Notes to Consolidated Financial Statements.

TechTarget, Inc.

Consolidated Statements of Stockholders’ Equity

For The Three and Nine Months Ended September 30, 2018

(in thousands, except share and per share data)

(Unaudited)

	Common Stock		Treasury Stock
	Number of Shares	$0.001 Par Value	Number of Shares	Cost	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Total Stockholders’ Equity
Balance, December 31, 2017	53,338,297	$53	25,855,182	$(170,816)	$300,763	$64	$(9,318)	$120,746
Issuance of common stock from exercise of options	74,375	—	—	—	406	—	—	406
Issuance of common stock from restricted stock awards	38,180	—	—	—	—	—	—	—
Purchase of common stock through stock buyback	—	—	112,303	(1,613)	—	—	—	(1,613)
Impact of net settlements	—	—	—	—	(522)	—	—	(522)
Stock-based compensation expense	—	—	—	—	1,501	—	—	1,501
Comprehensive income:
Unrealized gain on investments	—	—	—	—	—	4	—	4
Unrealized gain on foreign currency exchange	—	—	—	—	—	134	—	134
Net income	—	—	—	—	—	—	2,094	2,094
Comprehensive income								2,232
Balance, March 31, 2018	53,450,852	$53	25,967,485	$(172,429)	$302,148	$202	$(7,224)	$122,750
Issuance of common stock from exercise of options	81,000	1	—	—	477	—	—	478
Issuance of common stock from restricted stock awards	13,887	—	—	—	—	—	—	—
Impact of net settlements	—	—	—	—	(213)	—	—	(213)
Stock-based compensation expense	—	—	—	—	1,514	—	—	1,514
Comprehensive income:
Unrealized gain on investments	—	—	—	—	—	8	—	8
Unrealized loss on foreign currency exchange	—	—	—	—	—	(263)	—	(263)
Net income	—	—	—	—	—	—	4,420	4,420
Comprehensive income								4,165
Balance, June 30, 2018	53,545,739	$54	25,967,485	$(172,429)	$303,926	$(53)	$(2,804)	$128,694
Issuance of common stock from exercise of options	12,715	—	—	—	72	—	—	72
Issuance of common stock from restricted stock awards	510,128	—	—	—	—	—	—	—
Purchase of common stock through stock buyback	—	—	99,426	(2,351)	—	—	—	(2,351)
Impact of net settlements	13,693	—	13,693	—	(2,338)	—	—	(2,338)
Stock-based compensation expense	—	—	—	—	3,129	—	—	3,129
Comprehensive income (loss):
Unrealized gain on investments	—	—	—	—	—	1	—	1
Unrealized gain on foreign currency exchange	—	—	—	—	—	(120)	—	(120)
Net income	—	—	—	—	—	—	3,769	3,769
Comprehensive income								3,650
Balance, September 30, 2018	54,082,275	$54	26,080,604	$(174,780)	$304,789	$(172)	$965	$130,856

See accompanying Notes to Consolidated Financial Statement

TechTarget, Inc.

Consolidated Statements of Stockholders’ Equity

For The Three and Nine Months Ended September 30, 2019

(in thousands, except share and per share data)

(Unaudited)

	Common Stock		Treasury Stock
	Number of Shares	$0.001 Par Value	Number of Shares	Cost	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Total Stockholders’ Equity
Balance, December 31, 2018	54,117,325	$54	26,326,280	$(177,905)	$307,014	$(215)	$3,637	$132,585
Issuance of common stock from exercise of options	10,000	—	—	—	23	—	—	23
Issuance of common stock from restricted stock awards	112,545	—	—	—	—	—	—	—
Purchase of common stock through stock buyback	—	—	220,297	(3,125)	—	—	—	(3,125)
Impact of net settlements	6,391	—	6,391	—	(868)	—	—	(868)
Stock-based compensation expense	—	—	—	—	3,179	—	—	3,179
Comprehensive income:
Unrealized gain on foreign currency exchange	—	—	—	—	—	41	—	41
Net income	—	—	—	—	—	—	3,290	3,290
Comprehensive income								3,331
Balance, March 31, 2019	54,246,261	$54	26,552,968	$(181,030)	$309,348	$(174)	$6,927	$135,125
Issuance of common stock from restricted stock awards	56,207	—	—	—	—	—	—	—
Purchase of common stock through stock buyback	—	—	97,427	(1,600)	—	—	—	(1,600)
Stock-based compensation expense	—	—	—	—	3,762	—	—	3,762
Comprehensive income:
Unrealized loss on foreign currency exchange	—	—	—	—	—	(58)	—	(58)
Net income	—	—	—	—	—	—	4,151	4,151
Comprehensive income								4,093
Balance, June 30, 2019	54,302,468	$54	26,650,395	$(182,630)	$313,110	$(232)	$11,078	$141,380
Issuance of common stock from exercise of options	16,000	1	—	—	95	—	—	96
Issuance of common stock from restricted stock awards	333,414	—	—	—	—	—	—	—
Impact of net settlements	14,535	—	14,535	—	(1,751)	—	—	(1,751)
Stock-based compensation expense	—	—	—	—	2,930	—	—	2,930
Comprehensive income:
Unrealized loss on foreign currency exchange	—	—	—	—	—	(235)	—	(235)
Net income	—	—	—	—	—	—	5,351	5,351
Comprehensive income								5,116
Balance, September 30, 2019	54,666,417	$55	26,664,930	$(182,630)	$314,384	$(467)	$16,429	$147,771

See accompanying Notes to Consolidated Financial Statement

TechTarget, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	September 30,
	2019	2018
	(Unaudited)
Operating activities:
Net income	$12,792	$10,283
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,644	3,404
Provision for bad debt	237	701
Amortization of investment premiums	—	68
Stock-based compensation	9,154	6,144
Amortization of debt issuance costs	7	84
Deferred tax provision	(412)	—
Changes in operating assets and liabilities:
Accounts receivable	5,162	1,158
Prepaid expenses and other current assets	152	(1,072)
Other assets	(58)	1
Accounts payable	139	266
Income taxes payable	550	(1,391)
Accrued expenses and other current liabilities	(63)	270
Operating lease right-of-use assets and liabilities, net	(237)	—
Accrued compensation expenses	(452)	8
Contract liabilities	(623)	(2,322)
Other liabilities	1	(229)
Net cash provided by operating activities	29,993	17,373
Investing activities:
Purchases of property and equipment, and other capitalized assets	(4,771)	(4,970)
Proceeds from sales and maturities of investments	500	5,100
Acquisitions of businesses, net	—	(370)
Net cash used in investing activities	(4,271)	(240)
Financing activities:
Tax withholdings related to net share settlements	(2,619)	(3,073)
Purchase of treasury shares and related costs	(4,725)	(3,964)
Proceeds from exercise of stock options	119	956
Term loan principal payment	(938)	(7,500)
Net cash used in financing activities	(8,163)	(13,581)
Effect of exchange rate changes on cash and cash equivalents	(92)	(71)
Net increase in cash and cash equivalents	17,467	3,481
Cash and cash equivalents at beginning of period	34,673	25,966
Cash and cash equivalents at end of period	$52,140	$29,447
Supplemental disclosure of cash flow information:
Cash paid for taxes, net	$3,512	$2,734
Property and equipment included in accounts payable and in accrued expenses and other liabilities	$—	$408

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

2. Summary of Significant Accounting Policies

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these Notes to Consolidated Financial Statements. The Company’s critical accounting policies are those that affect its more significant judgments used in the preparation of its consolidated financial statements. A description of the Company’s critical accounting policies and estimates is contained in its Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and in this note to the consolidated financial statements. There were no material changes to the Company’s critical accounting policies and use of estimates during the first nine months of 2019, other than those related to leases resulting from the adoption of a new accounting pronouncement, as described in this Note 2 under “Recently Adopted Accounting Guidance”.

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, TechTarget Securities Corporation (“TSC”), TechTarget Limited, TechTarget (HK) Limited (“TTGT HK”), TechTarget (Australia) Pty Ltd., TechTarget (Singapore) Pte Ltd., E-Magine Médias SAS (“LeMagIT”) and TechTarget Germany GmbH. TSC is a Massachusetts corporation. TechTarget Limited is a subsidiary doing business principally in the United Kingdom. TTGT HK is a subsidiary incorporated in Hong Kong in order to facilitate the Company’s activities in the Asia-Pacific region. In 2018, TechTarget modified its People’s Republic of China operations consolidating its activities with other TechTarget locations.   TechTarget (Beijing) Information Technology Consulting Co. Ltd.  (“TTGT Consulting”) and Keji Wangtuo Information Technology Co., Ltd., (“KWIT”), which were incorporated under the laws of the People’s Republic of China (“PRC”), were closed during 2018. TechTarget (Australia) Pty Ltd. and TechTarget (Singapore) Pte Ltd. are the entities through which the Company does business in Australia and Singapore, respectively; LeMagIT and TechTarget Germany GmbH, both wholly-owned subsidiaries of TechTarget Limited, are entities through which the Company does business in France and Germany, respectively.

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

In June 2016, the FASB issued ASU 2016-03, “Measurement of Credit Losses on Financial Instruments,” (ASU 2016-03) which amends ASC 326 “Financial Instruments—Credit Losses” which introduces a new methodology for accounting for credit losses on financial instruments. The guidance establishes a new forward looking "expected loss model" that requires entities to estimate current expected credit losses on accounts receivable and financial instruments by using all practical and relevant information. The guidance will be effective for the Company on January 1, 2020. The Company is currently evaluating the impact of this guidance on the consolidated financial statements.

3. Revenues

Disaggregation of Revenue

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
North America	$22,812	$20,947	$66,444	$60,983
International	10,997	9,795	31,623	28,530
Total	$33,809	$30,742	$98,067	$89,513

The table above depicts the disaggregation of revenue according to categories consistent with how the Company evaluates its financial performance. International revenue consists of international geo-targeted campaigns, which are campaigns targeted at audience members outside of North America.

Contract Liabilities

Timing may differ between the satisfaction of performance obligations and the invoicing and collection of amounts related to the Company’s contracts with customers. Liabilities are recorded for amounts that are collected in advance of the satisfaction of performance obligations. Additionally, certain customers may receive credits, which are accounted for as a material right. The Company estimates these amounts based on the expected amount of future services to be provided to a customer and allocates a portion of the transaction price to these material rights. The Company recognizes these material rights as the material rights are exercised. The resulting amounts which, are included in the contract liabilities on the accompanying Consolidated Balance Sheets, were $3.0 and $3.5 million at September 30, 2019 and December 31, 2018, respectively.

Contract Liabilities
Year-to-Date Activity	(in thousands)
Balance at December 31, 2018	$5,573
Deferral of revenue	5,492
Recognition of previously unearned revenue	(6,116)
Balance at September 30, 2019	$4,949

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

4. Fair Value Measurements

The Company measures certain financial assets at fair value on a recurring basis, including cash equivalents, short-term and long-term investments and contingent consideration. The Company’s remaining short-term investments matured in the first quarter of 2019, therefore as of September 30, 2019 there are no investments measured at fair value. Additionally, the Company switched banks and the money market accounts are in bank deposits and are not quoted instruments. As such they are all considered cash.  The fair value of these financial assets and liabilities for was determined based on three levels of input as follows:

•	Level 1. Quoted prices in active markets for identical assets and liabilities;
•	Level 2. Observable inputs other than quoted prices in active markets; and
•	Level 3. Unobservable inputs.

The fair value hierarchy of the Company’s financial assets carried at fair value and measured on a recurring basis as of December 31, 2018 was as follows:

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

5. Cash, Cash Equivalents, and Investments

Cash and cash equivalents consist of highly liquid investments with maturities of three months or less at date of purchase. Cash equivalents are carried at cost, which approximates their fair market value. Cash and cash equivalents consisted of the following:

	September 30, 2019	December 31, 2018
Cash	$52,140	$19,603
Money market funds	—	15,070
Total cash and cash equivalents	$52,140	$34,673

The Company’s short-term investments are accounted for as available for sale securities. Investments are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity, net of tax. The cumulative unrealized loss, net of taxes, was $15 as of December 31, 2018. The Company’s investment matured in the first quarter of 2019. Realized gains and losses on the sale of these investments are determined using the specific identification method. There were no realized gains or losses during the nine months ended September 30, 2019 or 2018.

Short-term investments consisted of the following:

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term:
U.S. Treasury securities	$500	$—	$—	$500
Total short-term investments	$500	$—	$—	$500

The Company’s investment had a contractual maturity date in January 2019. All income generated from investments is recorded as interest income.

6. Goodwill and Intangible Assets

The following table summarizes the Company’s intangible assets, net:

		September 30, 2019
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer, affiliate and advertiser relationships	5-17	$6,473	$(6,240)	$233
Developed websites, technology and patents	10	1,443	(978)	465
Trademark, trade name and domain name	5-8	1,765	(1,730)	35
Proprietary user information database and internet traffic	5	1,092	(1,092)	—
Non-Compete agreement	1.5	10	(8)	2
Total intangible assets		$10,783	$(10,048)	$735

		December 31, 2018
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer, affiliate and advertiser relationships	5-17	$6,500	$(6,256)	$244
Developed websites, technology and patents	10	1,502	(958)	544
Trademark, trade name and domain name	5-8	1,784	(1,730)	54
Proprietary user information database and internet traffic	5	1,110	(1,110)	—
Non-Compete agreement	1.5	10	(3)	7
Total intangible assets		$10,906	$(10,057)	$849

Intangible assets are amortized over their estimated useful lives, which range from approximately 2 to 17 years, using methods of amortization that are expected to reflect the estimated pattern of economic use. The remaining amortization expense will be recognized over a weighted-average period of approximately 5.03 years. Amortization expense was approximately $50 and $50 for each of the three months ended September 30, 2019 and September 30, 2018, and $0.1 million and $0.1 million for each of the nine months ended September 30, 2019 and September 30, 2018, respectively. Amortization expense is recorded within operating expenses as the intangible assets consist of customer-

related assets which generate website traffic that the Company considers to be in support of selling and marketing activities. The Company did not write off any fully amortized intangible assets in the first nine months of 2019 or 2018.

The Company expects amortization expense of intangible assets to be as follows:

Years Ending December 31:	Amortization Expense
2019 (October 1 – December 31)	$32
2020	110
2021	125
2022	153
2023	37
Thereafter	278
Total	$735

Goodwill and indefinite-lived intangible assets are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. The Company did not have any intangible assets other than goodwill with indefinite lives as of September 30, 2019 or December 31, 2018. There were no indications of impairment as of September 30, 2019, and the Company believes that, as of the balance sheet dates presented, none of the Company’s goodwill or intangible assets was impaired.

7. Net Income Per Common Share

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per common share is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator:
Net income	$5,351	$3,769	$12,792	$10,283
Denominator:
Basic:
Weighted average shares of common stock and vested, undelivered restricted stock units outstanding	27,910,030	27,827,296	27,785,024	27,627,083
Diluted:
Weighted average shares of common stock and vested, undelivered restricted stock units outstanding	27,910,030	27,827,296	27,785,024	27,627,083
Effect of potentially dilutive shares (1)	460,132	936,730	468,280	1,083,798
Total weighted average shares of common stock and vested, undelivered restricted stock units outstanding and potentially dilutive shares	28,370,162	28,764,026	28,253,304	28,710,881
Net Income Per Share:
Basic net income per share	$0.19	$0.14	$0.46	$0.37
Diluted net income per share	$0.19	$0.13	$0.45	$0.36

(1)

In calculating diluted net income per share, 41 thousand and 0.7 million shares related to outstanding stock options and unvested, undelivered restricted stock units were excluded for the three and nine months ended September 30, 2019, respectively and 0.5 million shares related to outstanding stock options and unvested, undelivered restricted stock units were excluded for the three and nine months ended September 30, 2018, because including them would have been anti-dilutive.

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

9. Leases and Contingencies

On January 1, 2019, the Company adopted ASU 2016-02 using the modified retrospective approach.  The Company recorded operating lease assets (right-of-use assets) of $27.5 million and operating lease liabilities of $32.1 million.  There was no impact to retained earnings upon adoption of ASU 2016-02.

The Company has various non-cancelable lease agreements for certain of its offices with original lease periods expiring between 2019 and 2029. Its lease terms may include options to extend or terminate the lease when it is reasonably certain we will exercise that option. Leases with a renewal option allow the Company to extend the lease term typically between 1 and 5 years.  When determining the lease term, renewal options reasonably certain of being exercised are included in the lease term.  When determining if a renewal option is reasonably certain of being exercised, the Company considers several economic factors, including but not limited to, the significance of leasehold improvements incurred on the property, whether the asset is difficult to replace, underlying contractual obligations, or specific characteristics unique to that particular lease that would make it reasonably certain that the Company would exercise such option.  Renewal and termination options were generally not included in the lease term for the Company's existing operating leases. Certain of the arrangements have discounted rent periods or escalating rent payment provisions. Leases with an initial term of twelve months or less are not recorded on the consolidated balance sheets. The Compnay recognize rent expense on a straight-line basis over the lease term.  The Company’s lease agreements do not contain any material residual value guarantee or material restrictive covenants.

As of September 30, 2019, operating lease assets were $25.5 million and operating lease liabilities were $29.8 million. The maturity of the Company’s operating lease liabilities as of September 30, 2019 are as follows:

Minimum Lease
Years Ending December 31:	Payments
2019 (September 30, – December 31)	$595
2020	3,620
2021	3,708
2022	3,397
2023	3,397
Thereafter	21,267
Total future minimum lease payments	$35,984
Less imputed interest	6,161
Total operating lease liabilities	$29,823

Included in the condensed consolidated balance sheet:
Current operating lease liabilities	$2,209
Non-current operating lease liabilities	27,614
Total operating lease liabilities	$29,823

As of September 30, 2019, the Company had entered into a lease that had not yet commenced with future lease payments of $1.5 million which are not reflected in the table above.

For the three and nine months ended September 30, 2019, the total lease cost is comprised of the following amounts:

	Three Months Ended	Nine Months Ended
Operating lease expense	$964	$2,914
Short-term lease expense	22	64
Total lease expense	$986	$2,978

The following summarizes additional information related to operating leases:

As of
September 30, 2019
Weighted-average remaining lease term — operating leases	5.6
Weighted-average discount rate — operating leases	4%

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

Total rent expense under the Company’s noncancelable leases was approximately $1 and $3 million for the three and nine months ended September 30, 2018, respectively

Litigation

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At September 30, 2019 and December 31, 2018, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

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

At the inception of the plan, the Company reserved for issuance an aggregate of 2,911,667 shares of common stock under the 2007 Plan. The 2007 Plan was subject to an automatic annual increase of shares on January 1 of each year, beginning on January 1, 2008, equal to the lesser of (a) 2% of the outstanding number of shares of common stock (on a fully-diluted basis) on the immediately preceding December 31 and (b) such lower number of shares as may be determined by the compensation committee of the Board. No new awards may be granted under the 2007 Plan; however, shares of common stock remaining in the 2007 Plan are available for issuance in connection with previously awarded grants under the 2007 Plan. There are 305,000  shares of common stock that remain subject to outstanding stock grants under the 2007 Plan as of September 30, 2019.

In March 2017, the Board approved the 2017 Stock Option and Incentive Plan (the “2017 Plan”), which was approved by the stockholders of the Company at the 2017 Annual Meeting and became effective June 16, 2017. The 2017 Plan replaces the Company’s 2007 Plan. On that date, 3,000,000 shares of Common Stock were reserved for issuance under the 2017 Plan and, generally, shares that are forfeited or canceled from awards under the 2017 Plan also will be available for future awards. Under the 2017 Plan, the Company may grant restricted stock and restricted stock units, non-qualified stock options, stock appreciation rights, performance awards, and other stock-based and cash-based awards. Grants generally vest in equal tranches over a three-year period. Stock options granted under the 2017 Plan expire no later than ten years after the grant date. Shares of stock issued pursuant to restricted stock awards are restricted in that they are not transferable until they vest. Stock underlying awards of restricted stock units are not issued until the units vest. Non-qualified stock options cannot be exercised until they vest. Under the 2017 Plan, all stock options and stock appreciation rights must be granted with an exercise price that is at least equal to the fair market value of the stock on the date of grant. The 2017 Plan broadly prohibits the repricing of options and stock appreciation rights without stockholder approval and requires that no dividends or dividend equivalents be paid with respect to options or stock appreciation rights. The 2017 Plan further provides that, in the event any dividends or dividend equivalents are declared with respect to restricted stock, restricted stock units, other stock-based awards and performance awards (referred to as “full-value awards”), they would be subject to the same vesting and forfeiture provisions as the underlying award. There is a total of 1,385,130  shares of common stock that remain subject to outstanding stock grants under the 2017 Plan as of September 30, 2019.

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

A summary of the stock option activity under the Company’s plans for the nine months ended September 30, 2019 is presented below:

Year-to-Date Activity	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2018	186,000	$9.50
Granted	22,500	$20.32
Exercised	(26,000)	$4.58		$416
Forfeited	—	$-
Cancelled	—	$-
Options outstanding at September 30, 2019	182,500	$11.54	4.84	$2,125
Options exercisable at September 30, 2019	160,000	$10.30	4.16	$2,074
Options vested or expected to vest at September 30, 2019	181,034	$11.47	4.80	$2,122

The total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $416 thousand and $2.6 million during the nine months ended September 30, 2019 and September 30, 2018, respectively. The total amount of cash received from exercise of these options was approximately $119 thousand and $1.0 million during the nine months ended September 30, 2019 and, 2018 respectively.

Restricted Stock Units

Restricted stock units are valued at the market price of a share of the Company’s common stock on the date of the grant. A summary of the restricted stock unit activity under the Company’s plans for the nine months ended September 30, 2019 is presented below:

Year-to-Date Activity	Shares	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Nonvested outstanding at December 31, 2018	1,197,261	$17.69
Granted	823,915	$21.99
Vested	(687,046)	$15.65
Forfeited	(3,000)	$28.05
Nonvested outstanding at September 30, 2019	1,331,130	$20.22	$33,967

There were 687,046 and 693,473 restricted stock units with a total grant-date fair value of $10.8 million and $6.3 million that vested during the nine months ended September 30, 2019 and September 30, 2018, respectively.

As of September 30, 2019, there was $26.4 million of total unrecognized compensation expense related to stock options and restricted stock units, which is expected to be recognized over a weighted average period of 2.1 years.

11. Stockholders’ Equity

Reserved Common Stock

As of September 30, 2019, the Company has reserved 2,744,679 shares of common stock for use in settling outstanding options and unvested restricted stock units that have not been issued as well as future awards available for grant under the 2007 and 2017 Plan.

Common Stock Repurchase Program

In November 2018 the Company announced that the Board had authorized a $25 million stock repurchase program (the “November 2018 Repurchase Program”) under which the Company is authorized to repurchase the Company’s common stock from time to time on the open market or in privately negotiated transactions at prices and in a manner that may be determined by management. During the three month period the Company did not repurchase any shares and during the nine months ended September 30, 2019 the Company repurchased 317,724 shares of common stock, at an aggregate purchase price of $4.7  million under the November 2018 Stock Repurchase Program.

In June 2016 the Company announced that the Board had authorized a $20 million stock repurchase program (the “June 2016  Repurchase Program”) under which the Company was authorized to repurchase the Company’s common stock from time to time on the open market or in privately negotiated transactions at prices and in the manner that may be determined by the Board. Pursuant to the June 2016 Repurchase Program, the Company repurchased 211,729 shares of common stock for an aggregate purchase price of $4.0 million during the nine months of September 30, 2018. No amounts were repurchased during the three months ended June 30, 2018. On May 5, 2017, the Board reauthorized the June 2016 Repurchase Program to allow the Company to use the remaining balance of the unused authorization under such program after its original expiration date in June 2017.  In August 2018, the June 2016 Repurchase Program expired.

Repurchased shares are recorded under the cost method and are reflected as treasury stock in the accompanying Consolidated Balance Sheets. All share repurchases were funded with cash on hand.

12. Income Taxes

The Company measures its interim period tax expense using an estimated annual effective tax rate and adjustments for discrete taxable events that occur during the interim period. The estimated annual effective income tax rate is based upon the Company’s estimations of annual pre-tax income, the geographic mix of pre-tax income, and its interpretations of tax laws. The Company updates the estimate of its annual effective tax rate at the end of each quarterly period. The Company recorded income tax expense of $1.2 million and $0.7 million of income tax benefit for the three months ended September 30, 2019 and 2018, respectively and recorded $3.8 million and $0.9 million of tax expense for the nine months ended September 30, 2019 and 2018 respectively.  The higher expense in 2019, for both the three and nine months as compared to 2018 is primarily due to the effect of non-deductible expenses, higher, income and a lower benefit from the recognition of excess tax benefits of stock based compensation in 2019 as compared to 2018.

13. Segment Information

The Company views its operations and manages its business as one operating segment based on factors such as how the Company manages its operations and how its executive management team reviews results and makes decisions on how to allocate resources and assess performance.

Geographic Data

Net sales by campaign target area were as follows (1):

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
North America	$22,813	$20,947	$66,444	$60,983
International	10,996	9,795	31,623	28,530
Total	$33,809	$30,742	$98,067	$89,513

(1)	Net sales to customers by campaign target area is based on the geo-targeted (target audience) location of the campaign.

Net sales to unaffiliated customers by geographic area were as follows (2):

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
United States	$25,424	$22,799	$73,497	$65,755
United Kingdom	3,445	3,571	9,885	10,824
Other international	4,940	4,372	14,685	12,934
Total	$33,809	$30,742	$98,067	$89,513

(2)	Net sales to unaffiliated customers by geographic area is based on the customers’ current billing addresses, and does not consider the geo-targeted (target audience) location of the campaign.

Long-lived assets by geographic area were as follows:

	September 30, 2019	December 31, 2018
United States	$102,350	$101,051
International	4,046	4,386
Total	$106,396	$105,437

Long-lived assets are comprised of property and equipment, net; goodwill; and intangible assets, net. No single country outside of the U.S. accounted for 10% or more of the Company’s long-lived assets during either of these periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including those discussed below in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, under Part I, Item 1A, “Risk Factors,” and in the other documents we file with the Securities and Exchange Commission. Please refer to our “Forward-Looking Statements” section on page XX.

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

We had approximately 20.4 million and 19.8 million registered members – our “audiences” – as of September 30, 2019 and 2018 respectively. While the size of our registered member base does not provide direct insight into our customer numbers or our revenues, the value of our services sold to our customers is a direct result of the breadth and reach of this content footprint. This footprint creates the opportunity for our customers to gain business leverage by targeting our audiences through customized marketing programs. Likewise, the behavior exhibited by these audiences enables us to provide our customers with data products to improve their marketing and sales efforts. The targeted nature of our member base enables IT vendors to reach a specialized audience efficiently because our content is highly segmented and aligned with the IT vendors’ specific products. With it, we have developed a broad customer base and, in 2019 expect to deliver marketing and sales services programs to approximately 1,300 to 1,400 customers.

Executive Summary

Historically, in our Quarterly Reports on Form 10-Q we have disaggregated the revenues from our IT Deal Alert and Core Online product lines. However, because all of our products leverage purchase intent data in their delivery, we believe there is no longer a meaningful distinction between the two product lines. As a result, beginning with this first quarter of 2019 we have reported revenue as a single number. We are disclosing total revenue, revenue by geography (North America and International) and the percentage of revenue generated in the quarter from longer-term contracts.

Our revenues for the nine months ended September 30, 2019 increased by $8.6 million, or 10%, to $98.1 million, compared with $89.5 million, during the same period in 2018. Priority Engine™ revenues increased more than 30% in the first nine months of 2019, compared to the first nine months of 2018.

We continue to have success selling longer-term contracts of approximately twelve months. We derived 35% of our third quarter revenue from longer-term contracts.

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

Our international geo-targeted revenues, where our target audience is outside North America (“International”), increased 11% for the first nine months of September 30, 2019, compared with the prior year period.

Gross profit percentage was 77% and 76% for the nine months ended September 30, 2019 and 2018, respectively. Gross profit increased by $6.8 million, mainly due to the increase in revenues as compared to the same period a year ago.

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

•

Brexit. The United Kingdom’s June 2016 referendum, in which voters approved an exit of the United Kingdom from the European Union, commonly referred to as “Brexit,” resulted in significant general economic uncertainty as well as volatility in global stock markets and currency exchange rate fluctuations. In March 2017, the United Kingdom served notice to the European Council under Article 50 of the Lisbon Treaty of its intention to withdraw from the European Union. The United Kingdom had a period of two years from the date of its formal notification to negotiate the terms of its withdrawal from, and future relationship with, the European Union. If no formal withdrawal agreement can be reached between the United Kingdom and the European Union, then it is expected that the United Kingdom’s membership of the European Union would automatically terminate on the deadline, which was initially March 29, 2019. That deadline has been extended to January, 31, 2020 to allow the parties to negotiate a withdrawal agreement, which has proven to be difficult. The full effect of Brexit remains uncertain and depends on any agreements the United Kingdom may make to retain access to the EU market. Moreover, the overall impact of Brexit may create further global economic uncertainty, which may cause a subset of our customers to more closely monitor their costs in the affected region. Our revenue generated from customers who have billing addresses within the United Kingdom was approximately 10% of our total revenues for the nine months ended September 30, 2019 and 2018.

•

Customer Demographics. In the three months ended September 30, 2019, revenues from our ten major global customers, which have significant international exposure, decreased approximately 12% compared to the same period a year ago. Revenues from our mid-sized customers (our largest 100 customers, excluding the ten major global customers described above, which generally have less exposure internationally) decreased by approximately 9% compared to the same period a year ago. Revenues attributable to our smaller customers, which tend to be venture capital-backed start-ups that primarily operate in North America, increased by approximately 90% over the prior year period.

•	Geographic. During the nine months ended, September 30, 2019 approximately 33% of our revenues were derived from International geo-targeted campaigns.

Revenues

Revenue increased for the three and nine month period ended, September 30, 2019 as compared to the same period in 2018, as shown in the table below. See Note 3 to our consolidated financial statements for additional information on revenue.

	For the three months ended September 30,		Percent Change	For the nine months ended September 30,		Percent Change
	2019	2018		2019	2018
North America	$22,813	$20,947	9%	$66,444	$60,983	9%
International	10,996	9,795	12%	31,623	28,530	11%
Total	$33,809	$30,742	10%	$98,067	$89,513	10%

We sell customized marketing programs to IT vendors targeting a specific audience within a particular IT or business sector or sub-sector. We maintain multiple points of contact with our customers to provide support throughout their organizations and their customers’ IT sales cycles. As a result, our customers often run multiple advertising programs with us in order to target their desired audience of IT and business professionals more effectively. There are multiple factors that can impact our customers’ marketing and advertising objectives and spending with us, including but not limited to, IT product launches, increases or decreases to their advertising budgets, the timing of key industry marketing events, responses to competitor activities and efforts to address specific marketing objectives such as creating brand awareness or generating sales leads. Our products and services are generally delivered under short-term contracts that run for the length of a given program, typically less than nine months. In 2016, we began to enter into longer-term contracts with certain customers, and in the quarter ended September 30, 2019 approximately 35% of our revenues were from longer-term contracts of approximately twelve months.

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

Our critical accounting policies are those that affect our more significant judgments used in the preparation of our consolidated financial statements. A description of our critical accounting policies and estimates is contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Other than those noted in Note 2 to our consolidated financial statements, there were no material changes to our critical accounting policies and estimates during the first nine months of 2019.

Income Taxes

We are subject to income taxes in both the U.S. and foreign jurisdictions, and we use estimates in determining our provision for income taxes. We recognize deferred tax assets and liabilities based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates.

Our deferred tax assets are comprised primarily of book to tax differences on stock-based compensation and timing of deductions for rent expense, accrued expenses, depreciation, and amortization. As of September 30, 2019, we had foreign net operating loss (“NOL”) carryforwards of $0.2 million, which may be used to offset future taxable income in foreign jurisdictions indefinitely.

Results of Operations

The following table sets forth our results of operations for the periods indicated, including percentage of total revenues:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	($ in thousands)				($ in thousands)
Revenues	$33,809	100%	$30,742	100%	$98,067	100%	$89,513	100%
Cost of revenues	8,047	24%	7,445	24%	23,011	23%	21,294	24%
Gross profit	25,762	76%	23,297	76%	75,056	77%	68,219	76%
Operating expenses:
Selling and marketing	12,454	37%	12,479	41%	38,877	40%	35,254	39%
Product development	2,085	6%	2,340	8%	6,073	6%	6,527	7%
General and administrative	3,107	9%	3,938	13%	9,252	9%	10,663	12%
Depreciation and amortization	1,205	4%	1,156	4%	3,481	4%	3,404	4%
Total operating expenses	18,851	56%	19,913	65%	57,683	59%	55,848	62%
Operating income	6,911	20%	3,384	11%	17,373	18%	12,371	14%
Interest and other expense, net	(409)	(1)%	(362)	(1)%	(798)	(1)%	(1,206)	(1)%
Income before provision for (benefit from) income taxes	6,502	19%	3,022	10%	16,575	17%	11,165	12%
Provision for income taxes	1,151	3%	(747)	(2)%	3,783	4%	882	1%
Net income	$5,351	16%	$3,769	12%	$12,792	13%	$10,283	11%

Comparison of Three Months Ended September 30, 2019 and September 30, 2018

Revenues

	Three months ended September 30,
	2019	2018	Increase	Percent Change
	($ in thousands)
Revenues	$33,809	$30,742	$3,067	10%

The increase in revenues was due to customers increasing their spend for data driven marketing products.  Priority Engine™ revenues were up 30% for the three months ended September 30, 2019, compared to the prior year period.

Cost of Revenues and Gross Profit

	Three Months Ended September 30,
	2019	2018	Increase (Decrease)	Percent Change
	($ in thousands)
Cost of revenues	$8,047	$7,445	$602	8%
Gross profit	$25,762	$23,297	$2,465	11%
Gross profit percentage	76%	76%

Gross Profit. Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. Gross profit percentage was 76% for both the three months ended September 30, 2019 and 2018. Gross profit increased by $2.5 million in the three months ended September 30, 2019 compared to the same period in 2018, primarily attributable to the increase in revenues as compared to the same period a year ago. Because the majority of our costs are labor-related, we expect our gross profit to fluctuate from period to period depending on the total revenues for the period.

Operating Expenses and Other

	Three Months Ended September 30,
	2019	2018	Increase (Decrease)	Percent Change
	($ in thousands)
Operating expenses:
Selling and marketing	$12,454	$12,479	$(25)	(0)%
Product development	2,085	2,340	(255)	(11)%
General and administrative	3,107	3,938	(831)	(21)%
Depreciation and amortization	1,205	1,156	49	4%
Total operating expenses	$18,851	$19,913	$(1,062)	(28)%
Interest and other expense, net	$(409)	$(362)	$(47)	(13)%
Provision for (benefit from) income taxes	$1,151	$(747)	$1,898	(254)%

Selling and Marketing. Selling and marketing expenses decreased for the three months ended September 30, 2019, as compared to the same period in 2018, primarily due to increases in stock-based compensation expenses offset in part by reductions in travel expenses.

Product Development. Product development expense decreased for the three months ended September 30, 2019, as compared to the same period in 2018, primarily due to $0.6 million that was capitalized over the three months ended September 30, 2019 offset in part by increases in consulting and related services, and salary expenses.

General and Administrative. General and administrative expense decreased for the three months ended September 30, 2019, compared to the same period in 2018, primarily due to a decrease in stock-based compensation expenses and the recovery of previously reserved accounts receivable. This accounted for the vast majority of the overall decrease.

Depreciation and Amortization. Depreciation and amortization expense remained relatively flat for the three months ended September 30, 2019 when compared to the same period in 2018.

Comparison of Nine Months Ended September 30, 2019 and September 30, 2018

Revenues

	Nine months ended September 30,
	2019	2018	Increase	Percent Change
	($ in thousands)
Revenues	$98,067	$89,513	$8,554	10%

The increase in revenues was due to customers increasing their spending for data driven marketing products.  Priority Engine™ revenues were up 37%  in the nine months ended September 30, 2019.

Cost of Revenues and Gross Profit

	Nine Months Ended September 30,
	2019	2018	Increase (Decrease)	Percent Change
	($ in thousands)
Cost of revenues	$23,011	$21,294	$1,717	8%
Gross profit	$75,056	$68,219	$6,837	10%
Gross profit percentage	77%	76%

Gross Profit. Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. Gross profit percentage was 77% and 76% for the nine months ended September 30, 2019 and 2018, respectively. Gross profit increased by $6.8 million in the nine months ended September 30, 2019 compared to the same period in 2018, primarily attributable to the increase in revenues as compared to the same period a year ago. Because the majority of our costs are labor-related, we expect our gross profit to fluctuate from period to period depending on the total revenues for the period.

Operating Expenses and Other

	Nine Months Ended September 30,
	2019	2018	Increase (Decrease)	Percent Change
	($ in thousands)
Operating expenses:
Selling and marketing	$38,877	$35,254	$3,623	10%
Product development	6,073	6,527	(454)	(7)%
General and administrative	9,252	10,663	(1,411)	(13)%
Depreciation and amortization	3,481	3,404	77	2%
Total operating expenses	$57,683	$55,848	$1,835	3%
Interest and other expense, net	$(798)	$(1,206)	$408	(34)%
Provision for income taxes	$3,783	$882	$2,901	329%

Selling and Marketing. Selling and marketing expenses increased for the nine months ended September 30, 2019, as compared to the same period in 2018, primarily due to increases in stock-based compensation expenses (accounting for 90% of the overall increase).

Product Development. Product development expense decreased for the nine months ended September 30, 2019, as compared to the same period in 2018, primarily due to $1.7 million that was capitalized over the nine months ended September 30, 2019 offset in part by increases in consulting, and related, services, and salary expenses.

General and Administrative. General and administrative expense decreased for the nine months ended September 30, 2019, compared to the same period in 2018, primarily due to a decrease in compensation expense (approximately $1 million) and the recovery of previously reserved accounts receivable.

Depreciation and Amortization. Depreciation and amortization expense remained relatively flat for the nine months ended September 30, 2019 when compared to the same period in 2018.

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

Liquidity and Capital Resources

Resources

Our cash and cash equivalents at September 30, 2019 totaled $52.1 million, a $17.0 million increase from December 31, 2018, primarily driven by cash generated from operations, partially offset by investments in property and equipment, principal payments on our term loan, and repurchase of shares of our common stock under our repurchase plan.  We believe that our existing cash and cash equivalents and our cash flow from operating activities will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future working capital requirements will depend on many factors, including the operations of our existing businesses, our potential strategic expansion internationally, future acquisitions we might undertake, and any expansion into complementary businesses. To the extent that our cash and cash equivalents, investments and cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more additional acquisitions of businesses.

	September 30, 2019	December 31, 2018
	(in thousands)
Cash, cash equivalents and investments	$52,140	$35,173
Accounts receivable, net	$24,643	$30,042

Cash, Cash Equivalents, and Investments

Our cash, and cash equivalents, at September 30, 2019 were held for working capital purposes. We do not enter into investments for trading or speculative purposes.

Accounts Receivable, Net

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing with which we meet our performance obligations and on the timing of our cash collections, as well as on changes to our allowance for doubtful accounts. We use days sales outstanding (“DSO”) as a measurement of the quality and status of our receivables. We define DSO as net accounts receivable at quarter end divided by total revenues for the applicable period, multiplied by the number of days in the applicable period. DSO was 67 days and 83 days at September 30, 2019 and December 31, 2018, respectively.

Cash Flows

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$29,993	$17,373
Net cash used in investing activities	$(4,271)	$(240)
Net cash used in financing activities	$(8,163)	$(13,581)

Operating Activities

Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, provisions for bad debt, stock-based compensation, deferred income taxes, and the effect of changes in working capital and other activities. Cash provided by operating activities for the nine months ended September 30, 2019 was approximately $30 million compared to cash provided by operating activities of approximately $17 million for the nine months ended September 30, 2018.

The increase in cash provided by operating activities was primarily the result of an increase in revenue and a decrease in accounts receivable.

Investing Activities

Cash used in investing activities in the nine months ended September 30, 2019 was $4.3 million and was primarily a result of investments in internal-use software, and to a lesser extent, computer equipment, offset by the maturity of investments. We capitalized internal-use software and website development costs of $1.3 million, and $0.7 million for the three months ended September 30, 2019 and 2018, respectively. For the nine month periods ended September 30, 2019 and 2018, we capitalized internal-use software and website development costs of $3.9 million and $2.2 million, respectively.

Financing Activities

In the nine months ended September 30, 2019, we used $8.2 million for financing activities, consisting primarily of $0.9 million for the repayment of principal under our Term Loan, $4.6 million for the purchase of treasury shares and related costs and $2.6 million for tax withholdings related to net share settlements. In the first nine months of 2018 we used $13.6 million for financing activities, consisting primarily of $7.5 million for the repayment of principal on our prior loan agreement, $4.0 million for the purchase of treasury shares and related costs, and $3.1 million for tax withholdings related to net share settlements, partially offset by a net $1.0 million received from other financing activities.

Common Stock Repurchase Program

In November 2018, we announced that our Board had authorized a $25 million stock repurchase program (the “November 2018 Repurchase Program”) whereby we are authorized to repurchase our common stock from time to time on the open market or in privately negotiated transactions at prices and in the manner that may be determined by management. During the nine months ended September 30, 2019, we repurchased 317,724 shares of common stock for an aggregate purchase price of approximately $4.7 million  pursuant to the November 2018 Repurchase Program. As of September 30, 2019 approximately $17 million remained authorized.

In June 2016, we announced that our Board had authorized a $20 million stock repurchase program (the “June 2016 Repurchase Program”), On May 5, 2017, our Board reauthorized the common stock repurchase program to allow us to use the remaining balance of the unused authorization under the 2016 Repurchase Program after its original expiration in June 2017. The reauthorized program allowed us to repurchase our common stock from time to time on the open market or in privately negotiated transactions. The June 2016 Repurchase program expired in August 2018.

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

The borrowings are subject to a leverage ratio, measured quarterly. The Loan Agreement also requires us to make representations and warranties and to comply with certain other covenants and agreements that are customary in loan agreements of this type. At September 30, 2019, we were in compliance with all covenants under the Loan Agreement.

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

Capital Expenditures

We have made capital expenditures primarily for computer equipment and related software needed to host our websites, internal-use software development costs, as well as for leasehold improvements and other general purposes to support our growth. Our capital expenditures totaled $4.8 million and $4.5 million for the nine month periods ended September 30, 2019 and, 2018 respectively. A majority of our capital expenditures in the first nine months of 2019 were for internal-use software and website development costs and, to a lesser extent, computer equipment and related software. We capitalized internal-use software and website development costs of $3.9 million and $2.2 million for the nine month ended September 30, 2019 and 2018, respectively. We are not currently party to any purchase contracts related to future capital expenditures.

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

Foreign Currency Exchange Risk

We currently have subsidiaries in the United Kingdom, Hong Kong, Australia, Singapore, Germany and France. Approximately 25% of our revenues for the three months ended September 30, 2019 were derived from customers with billing addresses outside of the United States and our foreign exchange gains/losses were not significant. We currently believe our exposure to foreign currency exchange rate fluctuations, is financially immaterial and therefore have not entered into foreign currency hedging transactions. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in the future. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Our continued international expansion increases our exposure to exchange rate fluctuations and as a result such fluctuations could have a significant impact on our future results of operations.

Interest Rate Risk

At September 30, 2019, we had cash and cash equivalents, of $52 million. The cash and cash equivalents were in deposit accounts. The cash and cash equivalents were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Declines in interest rates, however, would reduce future investment income.

Our exposure to market risk also relates to interest expense on borrowings under the Loan Agreement. The borrowings under the Loan Agreement bear interest at an annual rate of 1.375% plus the higher of the one-month U.S. LIBOR rate reported in the Wall Street Journal or two percent (2.00%) (see Note 8 to the consolidated financial statements). At September 30, 2019, there was $24.0 million of aggregate principal outstanding under the Loan Agreement.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended September 30, 2019, management, under the supervision of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), conducted an evaluation of our disclosure controls and procedures as of September 30, 2019. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control, that occurred during the third quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened litigation against us that could have a material adverse effect on our business, operating results or financial condition.

Item 1A. Risk Factors

Our business is subject to a number of risks, including those identified in Item 1A – “Risk Factors” of our 2018 Annual Report on Form 10-K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of September 30, 2019, there have been no material changes to the risk factors disclosed in our 2018 Annual Report on Form 10-K. We may disclose changes to any risk factors presented or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities

None.

(b)	Use of Proceeds from Registered Securities

None.

(c)	Purchases of Equity Securities by the Issuer

None

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description of Exhibit
10.1	Form of Indemnification Agreement.

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

*

Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, (ii) Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2019 and September 30, 2018, (iii) Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2019 and September 30, 2018, (iv)Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and September 30, 2018 and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECHTARGET, INC.
(Registrant)

Date: November 6, 2019	By:	/s/ MICHAEL COTOIA
Michael Cotoia, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 6, 2019	By:	/s/ DANIEL NORECK
Daniel Noreck, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)