Form 10-Q
period 2020-03-31
TechTarget Inc
filed 2020-05-06
CIK 1293282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of April 30, 2020, the registrant had 27,528,786 shares of common stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TECHTARGET, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2020	December 31, 2019
Assets	(Unaudited)	(Unaudited)
Current assets:
Cash	$40,279	$52,487
Short-term investments	4,887	5,012
Accounts receivable, net of allowance for doubtful accounts of $2,031 and $1,899 respectively	23,554	27,102
Prepaid taxes	—	1,017
Prepaid expenses and other current assets	2,563	1,813
Total current assets	71,283	87,431
Property and equipment, net	12,639	12,371
Goodwill	96,992	93,639
Intangible assets, net	3,590	710
Operating lease assets with right-of-use	25,843	26,385
Deferred tax assets	244	136
Other assets	899	936
Total assets	$211,490	$221,608
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,691	$2,036
Current operating lease liability	2,652	2,571
Current portion of term loan	1,397	1,241
Accrued expenses and other current liabilities	3,956	2,476
Accrued compensation expenses	846	3,679
Income taxes payable	264	65
Contract liabilities	4,548	4,335
Total current liabilities	15,354	16,403
Long-term liabilities:
Long-term portion of term loan	22,007	22,473
Non-current operating lease liability	27,419	28,170
Deferred tax liabilities	1,335	1,611
Total liabilities	66,115	68,657
Leases and contingencies (see Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 55,027,081 and 54,903,824 shares issued, respectively; 27,528,786 and 28,142,519 shares outstanding, respectively	55	55
Treasury stock, at cost; 27,498,295 and 26,761,305 shares, respectively	(199,796)	(184,972)
Additional paid-in capital	322,901	317,675
Accumulated other comprehensive loss	(504)	(319)
Retained earnings	22,719	20,512
Total stockholders’ equity	145,375	152,951
Total liabilities and stockholders’ equity	$211,490	$221,608

See accompanying Notes to Consolidated Financial Statements.

TechTarget, Inc.

Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

	For the Three Months Ended
	March 31,
	2020	2019
	(Unaudited)	(Unaudited)
Revenues	$31,416	$29,972
Cost of revenues(1)	8,151	7,012
Gross profit	23,265	22,960
Operating expenses:
Selling and marketing(1)	12,949	12,446
Product development(1)	2,032	1,987
General and administrative(1)	3,355	3,022
Depreciation and amortization, excluding depreciation of $171, $13, included in cost of revenues	1,345	1,130
Total operating expenses	19,681	18,585
Operating income	3,584	4,375
Interest and other expense, net	(469)	(137)
Income before provision for income taxes	3,115	4,238
Provision for income taxes	908	948
Net income	$2,207	$3,290
Other comprehensive (loss) income, net of tax:
Unrealized loss on investments (net of tax provision of $37, $0)	$(132)	$—
Foreign currency translation (loss) gain	(53)	41
Other comprehensive (loss) gain	(185)	41
Comprehensive income	$2,022	$3,331
Net income per common share:
Basic	$0.08	$0.12
Diluted	$0.08	$0.12
Weighted average common shares outstanding:
Basic	28,004	27,805
Diluted	28,440	28,206

(1)	Amounts include stock-based compensation expense as follows:

Cost of revenues	$68	$40
Selling and marketing	2,188	1,691
Product development	196	92
General and administrative	976	639

See accompanying Notes to Consolidated Financial Statements.

TechTarget, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share data)

(Unaudited)

	Common Stock		Treasury Stock
	Number of Shares	$0.001 Par Value	Number of Shares	Cost	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Total Stockholders’ Equity
Balance, December 31, 2019	54,903,824	$55	26,761,305	$(184,972)	$317,675	$(319)	$20,512	$152,951
Issuance of common stock from restricted stock awards	123,027	—	—	—	—	—	—	—
Purchase of common stock through stock buyback	—	—	736,760	(14,824)	—	—	—	(14,824)
Impact of net settlements	230	—	230	—	(68)	—	—	(68)
Stock-based compensation expense	—	—	—	—	5,294	—	—	5,294
Comprehensive income:
Unrealized loss on investments	—	—	—	—	—	(132)	—	(132)
Unrealized loss on foreign currency exchange	—	—	—	—	—	(53)	—	(53)
Net income	—	—	—	—	—	—	2,207	2,207
Balance, March 31, 2020	55,027,081	$55	27,498,295	$(199,796)	$322,901	$(504)	$22,719	$145,375

	Common Stock		Treasury Stock
	Number of Shares	$0.001 Par Value	Number of Shares	Cost	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings	Total Stockholders’ Equity
Balance, December 31, 2018	54,117,325	$54	26,326,280	$(177,905)	$307,014	$(215)	$3,637	$132,585
Issuance of common stock from exercise of options	10,000	—	—	—	23	—	—	23
Issuance of common stock from restricted stock awards	112,545	—	—	—	—	—	—	—
Purchase of common stock through stock buyback	—	—	220,297	(3,125)	—	—	—	(3,125)
Impact of net settlements	6,391	—	6,391	—	(868)	—	—	(868)
Stock-based compensation expense	—	—	—	—	3,179	—	—	3,179
Comprehensive income:
Unrealized gain on foreign currency exchange	—	—	—	—	—	41	—	41
Net income	—	—	—	—	—	—	3,290	3,290
Balance, March 31, 2019	54,246,261	$54	26,552,968	$(181,030)	$309,348	$(174)	$6,927	$135,125

See accompanying Notes to Consolidated Financial Statements.

TechTarget, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2020	2019
	(Unaudited)
Operating activities:
Net income	$2,207	$3,290
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,516	1,143
Provision for bad debt	139	210
Stock-based compensation	3,428	2,462
Amortization of debt issuance costs	2	2
Deferred tax provision	274	(362)
Changes in operating assets and liabilities:
Accounts receivable	3,409	4,582
Prepaid expenses and other current assets	(752)	(714)
Other assets	14	(145)
Accounts payable	(341)	115
Income taxes payable	578	1,038
Accrued expenses and other current liabilities	41	(880)
Operating lease right-of-use assets and ;liabilities, net	(82)	(84)
Accrued compensation expenses	(949)	(874)
Contract liabilities	213	22
Other liabilities	—	(1)
Net cash provided by operating activities	9,697	9,804
Investing activities:
Purchases of property and equipment, and other capitalized assets	(1,636)	(1,833)
Purchases of investments and maturities of investments	(42)	500
Acquisitions of businesses, net	(5,015)	—
Net cash used in investing activities	(6,693)	(1,333)
Financing activities:
Tax withholdings related to net share settlements	(68)	(868)
Purchase of treasury shares and related costs	(14,824)	(3,125)
Proceeds from exercise of stock options	—	23
Term loan principal payment	(313)	(313)
Net cash used in financing activities	(15,205)	(4,283)
Effect of exchange rate changes on cash	(7)	(10)
Net (decrease) increase in cash	(12,208)	4,178
Cash at beginning of period	52,487	34,673
Cash at end of period	$40,279	$38,851
Supplemental disclosure of cash flow information:
Cash paid for taxes, net	$70	$121

See accompanying Notes to Consolidated Financial Statements.

TECHTARGET, INC.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data, where otherwise noted, or instances where expressed in millions)

1. Organization and Operations

TechTarget, Inc. and its subsidiaries (the “Company”) is a leading provider of specialized online content for buyers of enterprise technology products and services, and a leading provider of purchase-intent marketing and sales services for business-to-business “B2B” technology companies. The Company’s service offerings enable enterprise B2B technology companies to better identify, reach, and influence corporate enterprise technology decision makers actively researching specific enterprise technology purchases. The Company improves B2B technology companies ability to impact these audiences for business growth using advanced targeting, analytics, and data services complemented with customized marketing programs that integrate demand generation and brand advertising techniques. The Company operates a network of over 140 websites, each of which focuses on a major enterprise technology sector such as storage, security, or networking. Enterprise technology and business professionals have become increasingly specialized, and they have come to rely on the Company’s sector-specific websites for purchasing decision support. The Company’s content platform enables enterprise technology and business professionals to navigate the complex and rapidly changing enterprise technology landscape where purchasing decisions can have significant financial and operational consequences. At critical stages of the purchase decision process, these content offerings, through different channels, meet enterprise technology and business professionals’ needs for expert, peer, and IT vendor information and provide a platform on which IT vendors can launch targeted marketing campaigns which generate measurable return on investment. Based upon the logical clustering of members’ respective job responsibilities and the marketing focus of the products being promoted by the Company’s customers, the Company categorizes its content offerings to address the key market opportunities and audience extensions across a portfolio of distinct market categories including: Security, Networking, Storage, Data Center and Virtualization Technologies, CIO/IT Strategy, Business Applications and Analytics, Application Architecture and Development, and ANCL Channel.

2. Summary of Significant Accounting Policies

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these Notes to Consolidated Financial Statements. The Company’s critical accounting policies are those that affect its more significant judgments used in the preparation of its consolidated financial statements. A description of the Company’s critical accounting policies and estimates is contained in its Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and in this note to the consolidated financial statements.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted (Generally Accepted Accounting Principles or “GAAP”) in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. All adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown, are of a normal, recurring nature and have been reflected in the consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of results to be expected for any other interim periods or for the full year. The information included in these consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report and the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Accounts Receivable

We maintain an allowance for credit losses for expected uncollectible accounts receivable, which is recorded as an offset to accounts receivable and changes in such are classified as general and administrative expense in the Consolidated Statements of Income. We assess collectability by reviewing accounts receivable on an individual basis when we identify specific customers with known disputes, overdue amounts or collectability issues and also reserve for losses on all accounts based on historical information, current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. In determining the amount of the allowance for credit losses, we consider historical collectability based on past due status and make judgments about the creditworthiness of customers based on ongoing credit evaluations.

For the three months ended March 31, 2020, the Company’s assessment considered business and market disruptions caused by COVID-19 and estimates of expected emerging credit and collectability trends. The continued volatility in market conditions and evolving shifts in credit trends are difficult to predict causing variability and volatility that may have a material impact on our allowance for credit losses in future periods.

Recent Accounting Pronouncements

Recently Adopted Accounting Guidance

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the Consolidated Statements of Income and Comprehensive Income. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees, capital and operating leases, existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company adopted ASU 2016-02 in the first quarter of 2019 using the modified retrospective approach, and elected the package of practical expedients permitted under the transition guidance. Results and disclosure requirements for reporting periods beginning after January 1, 2019 are presented under Topic 842.

The Company elected the package of practical expedients permitted under the transition guidance, which allowed us to carryforward our historical lease classification, our assessment on whether a contract was or contains a lease, and our initial direct costs for any leases that existed prior to January 1, 2019. We also elected to combine our lease and non-lease components and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the consolidated statements of income on a straight-line basis over the lease term. The Company recorded operating lease assets with right-of-use of $27.5 million and $2.9 million current operating lease liability and $29.2 million non-current operating lease liability as of January 1, 2019, of which $4.9 million and $0.3 million were reclassified from deferred rent and prepaid rent, respectively (see Note 9).

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). ASU 2017-04 eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge (step 2 of the goodwill impairment test) and instead requires only a one-step quantitative impairment test, performed by comparing the fair value of goodwill with its carrying amount. ASU 2017-04 is effective on a prospective basis effective for goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted the new standard effective January 1, 2020. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which requires implementation costs incurred by customers in cloud computing arrangements (i.e., hosting arrangements) to be capitalized under the same premises of authoritative guidance for internal-use software, and deferred over the non-cancellable term of the cloud computing arrangements plus any optional renewal periods that are reasonably certain to be exercised by the customer or for which the exercise is controlled by the service provider. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The Company adopted the new standard effective January 1, 2020. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments,” (ASU 2016-13) which amends ASC 326 “Financial Instruments—Credit Losses” which introduces a new methodology for accounting for credit losses on financial instruments. The guidance establishes a new forward looking "expected loss model" that requires entities to estimate current expected credit losses on accounts receivable and financial instruments by using all practical and relevant information. The Company adopted the new standard effective January 1, 2020. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued Accounting Standard Update No. 2018-13, “Changes to Disclosure Requirements for Fair Value Measurements” (Topic 820) (ASU 2018-13), which improved the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements. The Company adopted the new standard effective January 1, 2020. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Accounting Guidance Not Yet Adopted

In December 2019, the FASB issued Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): “Simplifying the Accounting for Income Taxes” (ASU 2019-12), which simplifies the accounting for income taxes. This guidance will be effective for us in the first quarter of 2021 on a prospective basis, and early adoption is permitted. The Company is are currently evaluating the impact of the new guidance on our consolidated financial statements.

3. Revenues

Disaggregation of Revenue

The following table depicts the disaggregation of revenue according to categories consistent with how the Company evaluates its financial performance and economic risk. International revenue consists of international geo-targeted campaigns, which are campaigns targeted at an audience of members outside of North America.

	For the three months ended March 31,
	2020	2019
North America	$19,881	$20,278
International	11,535	9,694
Total	$31,416	$29,972

Contract Liabilities

Timing may differ between the satisfaction of performance obligations and the invoicing and collections of amounts related to the Company’s contracts with customers. Liabilities are recorded for amounts that are collected in advance of the satisfaction of performance obligations. Additionally, certain customers may receive credits, which are accounted for as a material right. The Company estimates these amounts based on the expected amount of future services to be provided to customer and allocates a portion of the transaction price to these material rights. The Company recognizes these material rights as the material rights are exercised. The resulting amounts included in the contract liabilities on the accompanying Consolidated Balance Sheets were $2.4 at both March 31, 2020 and, December 31, 2019.

Contract Liabilities
Year-to-Date Activity
Balance at December 31, 2019	$4,335
Deferral of revenue	2,178
Recognition of previously unearned revenue	(1,965)
Balance at March 31, 2020	$4,548

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

4. Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including short-term and long-term investments and contingent consideration. Additionally, the Company switched banks and the money market accounts are in bank deposits and are not quoted instruments. As such they are all considered cash.  The fair value of these financial assets and liabilities for was determined based on three levels of input as follows:

•	Level 1. Quoted prices in active markets for identical assets and liabilities;
•	Level 2. Observable inputs other than quoted prices in active markets; and
•	Level 3. Unobservable inputs.

The fair value hierarchy of the Company’s financial assets carried at fair value and measured on a recurring basis is as follows:

		Fair Value Measurements at Reporting Date Using
	For the three months ended	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments(1)	$4,887	$—	$4,887	$—
Total assets	$4,887	$—	$4,887	$—
Liabilities:
Contingent consideration - current (2)	$613	$—	$—	$613
Contingent consideration - non-current (2)	366	—	—	366
Total liabilities	$979	$—	$—	$979

(1)	Short-term U.S. Treasury securities, their fair value is calculated using an interest rate yield curve for similar instruments.
(2)	The Company’s valuation techniques and Level 3 inputs used to estimate the fair value of contingent consideration payable in connection with the acquisition are described in Note 14.

5. Cash and Investments

Cash is carried at cost, which approximates their fair market value. Cash consisted of the following:

	March 31, 2020	December 31, 2019
Cash	$40,279	$52,487
Total cash	$40,279	$52,487

Investments are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity, net of tax. Realized gains and losses on the sale of these investments are determined using the specific identification method. The cumulative unrealized loss, net of taxes, was $169 as of March 31, 2020. There were no realized gains or losses as of December 31, 2019.

Short-term investments consisted of the following:

	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Bond funds	$5,056	$—	$(169)	$4,887
Total short-term investments	$5,056	$—	$(169)	$4,887

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Bond funds	$5,012	$—	$—	$5,012
Total short-term investments	$5,012	$—	$—	$5,012

6. Goodwill and Intangible Assets

The following table summarizes the Company’s intangible assets, net:

		March 31, 2020
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer, affiliate and advertiser relationships	5-17	$8,686	$(6,268)	$2,418
Developed websites, technology and patents	10	1,979	(1,018)	961
Trademark, trade name and domain name	5-8	1,796	(1,740)	56
Proprietary user information database and internet traffic	5	1,092	(1,092)	—
Non-Compete agreement	3	170	(15)	155
Total intangible assets		$13,723	$(10,133)	$3,590

		December 31, 2019
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer, affiliate and advertiser relationships	5-17	$6,520	$(6,290)	$230
Developed websites, technology and patents	10	1,476	(1,026)	450
Trademark, trade name and domain name	5-8	1,792	(1,763)	29
Proprietary user information database and internet traffic	5	1,122	(1,122)	—
Non-Compete agreement	1.5	10	(9)	1
Total intangible assets		$10,920	$(10,210)	$710

Intangible assets are amortized over their estimated useful lives, which range from approximately 3 to 17 years, using methods of amortization that are expected to reflect the estimated pattern of economic use. The remaining amortization expense will be recognized over a weighted-average period of approximately 5.10 years. Amortization expense was $0.1 million for each of the three months ended March 31, 2020 and 2019. Amortization expense is recorded within operating expenses as the intangible assets consist of customer-related assets which generate website traffic that the Company considers to be in support of selling and marketing activities. The Company did not write off any fully amortized intangible assets in the first three months of 2020.

The Company expects amortization expense of intangible assets to be as follows:

Years Ending December 31:	Amortization Expense
2020 (April 1 – December 31)	$346
2021	461
2022	490
2023	329
2024	319
Thereafter	1,645
Total	$3,590

Goodwill and indefinite-lived intangible assets are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. The Company did not have any intangible assets other than goodwill with indefinite lives as of March 31, 2020 or December 31, 2019. There were no indications of impairment as of March 31, 2020, and the Company believes that, as of the balance sheet dates presented, none of the Company’s goodwill or intangible assets was impaired.

7. Net Income Per Common Share

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per common share is as follows:

	For the Three Months Ended
	March 31,
	2020	2019
Numerator:
Net income	$2,207	$3,290
Denominator:
Basic:
Weighted average shares of common stock and vested, undelivered restricted stock units outstanding	28,003,663	27,804,835
Diluted:
Weighted average shares of common stock and vested, undelivered restricted stock units outstanding	28,003,663	27,804,835
Effect of potentially dilutive shares (1)	436,056	401,118
Total weighted average shares of common stock and vested, undelivered restricted stock units outstanding and potentially dilutive shares	28,439,719	28,205,953
Net Income Per Share:
Basic net income per share	$0.08	$0.12
Diluted net income per share	$0.08	$0.12

(1)

In calculating diluted net income per share, 37.5 thousand shares related to outstanding stock options and unvested, undelivered restricted stock units were excluded for the three months ended March 31, 2020, and 0.5 million shares related to outstanding stock options and unvested, undelivered restricted stock units were excluded for the three months ended March 31, 2019.

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

9. Leases and Contingencies

On January 1, 2019, the Company adopted Topic 842 Leases using the modified retrospective approach.  The Company recorded operating lease assets (right-of-use assets) of $27.8 million and operating lease liabilities of $30.1 million.  There was no impact to retained earnings upon adoption of Topic 842.

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

As of March 31, 2020, operating lease assets were $25.8 million and operating lease liabilities were $30.1 million. The maturity of the Company’s operating lease liabilities as of March 31, 2020 are as follows:

Minimum Lease
Years Ending December 31:	Payments
2020 (March 31, – December 31)	$2,728
2021	4,148
2022	3,779
2023	3,696
2024	3,725
Thereafter	17,760
Total future minimum lease payments	$35,836
Less imputed interest	5,765
Total operating lease liabilities	$30,071

Included in the condensed consolidated balance sheet:
Current operating lease liabilities	$2,652
Non-current operating lease liabilities	27,419
Total operating lease liabilities	$30,071

For the three months ended March 31, 2020 and 2019, the total lease cost is comprised of the following amounts:

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Operating lease expense	$947	$975
Short-term lease expense	28	21
Total lease expense	$975	$996

The following summarizes additional information related to operating leases:

As of
March 31, 2020
Weighted-average remaining lease term — operating leases	5.3
Weighted-average discount rate — operating leases	4%

If the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate as the discount rate. The Company uses its best judgment when determining the incremental borrowing rate, which is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term to the lease payments in a similar currency.

Litigation

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At March 31, 2020 and December 31, 2019, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

10. Stock-Based Compensation

Stock Option and Incentive Plans

In April 2007, the Board approved the 2007 Stock Option and Incentive Plan (the “2007 Plan”), which was approved by the stockholders of the Company and became effective upon the consummation of the Company’s IPO in May 2007. The 2007 Plan allowed the Company to grant ISOs, NSOs, stock appreciation rights, deferred stock awards, restricted stock units and other awards. Under the 2007 Plan, stock options could not be granted at less than fair market value on the date of grant, and grants generally vested over a three- to four-year period. Stock options granted under the 2007 Plan expire no later than ten years after the grant date. Additionally, beginning with awards made in August 2015, the Company had the option to direct a net issuance of shares for satisfaction of tax liability with respect to vesting of awards and delivery of shares. Prior to August 2015, this choice of settlement method was solely at the discretion of the award recipient. The 2007 Plan expired in May 2017.

No new awards may be granted under the 2007 Plan; however, the shares of common stock remaining in the 2007 Plan are available for issuance in connection with previously awarded grants under the 2007 Plan. There are 77,500 shares of common stock that remain subject to outstanding stock grants under the 2007 Plan as of March 31, 2020.

In March 2017, the Board approved the 2017 Stock Option and Incentive Plan (the “2017 Plan”), which was approved by the stockholders of the Company at the 2017 Annual Meeting and became effective June 16, 2017. The 2017 Plan replaces the Company’s 2007 Plan. On that date, 3,000,000 shares of Common Stock were reserved for issuance under the 2017 Plan and, generally, shares that are forfeited or canceled from awards under the 2017 Plan also will be available for future awards. Under the 2017 Plan, the Company may grant restricted stock and restricted stock units, non-qualified stock options, stock appreciation rights, performance awards, and other stock-based and cash-based awards. Grants generally vest in equal tranches over a three-year period. Stock options granted under the 2017 Plan expire no later than ten years after the grant date. Shares of stock issued pursuant to restricted stock awards are restricted in that they are not transferable until they vest. Stock underlying awards of restricted stock units are not issued until the units vest. Non-qualified stock options cannot be exercised until they vest. Under the 2017 Plan, all stock options and stock appreciation rights must be granted with an exercise price that is at least equal to the fair market value of the stock on the date of grant. The 2017 Plan broadly prohibits the repricing of options and stock appreciation rights without stockholder approval and requires that no dividends or dividend equivalents be paid with respect to options or stock appreciation rights. The 2017 Plan further provides that, in the event any dividends or dividend equivalents are declared with respect to restricted stock, restricted stock units, other stock-based awards and performance awards (referred to as “full-value awards”), they would be subject to the same vesting and forfeiture provisions as the underlying award. There is a total of 1,363,630 shares of common stock that remain subject to outstanding stock grants under the 2017 Plan as of March 31, 2020.

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

A summary of the stock option activity under the Company’s plans for the three months ended March 31, 2020 is presented below:

Year-to-Date Activity	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2019	140,000	$13.14
Granted
Exercised
Forfeited
Cancelled
Options outstanding at March 31, 2020	140,000	$13.14	5.68	$1,208
Options exercisable at March 31, 2020	117,500	$11.76	5.00	$1,196
Options vested or expected to vest at March 31, 2020	139,548	$13.11	5.67	$1,208

There were no options exercised during the three months ended March 31, 2020. The total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $138 thousand during the three months ended March 31, 2019. The total amount of cash received from exercise of these options was approximately $23 thousand during the three months ended, March 31, 2019.

Restricted Stock Units

Restricted stock units are valued at the market price of a share of the Company’s common stock on the date of the grant. A summary of the restricted stock unit activity under the Company’s plans for the three months ended March 31, 2020 is presented below:

Year-to-Date Activity	Shares	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Nonvested outstanding at December 31, 2019	1,301,130	$21.82	$—
Granted	95,688	$21.10	—
Vested	(95,688)	$21.10	—
Forfeited	—	$0.00	—
Nonvested outstanding at March 31, 2020	1,301,130	$21.82	$26,816

There were 95,688 restricted stock units with a total grant-date fair value of $2.0 million that vested during the three months ended March 31, 2020. There were 42,604 restricted stock units with a total grant-date fair value of $0.7 million that vested during the that vested during the three months ended March 31, 2019.

As of, March 31, 2020 there was $20.5 million of total unrecognized compensation expense related to stock options and restricted stock units, which is expected to be recognized over a weighted average period of 1.7 years.

11. Stockholders’ Equity

Reserved Common Stock

As of, March 31, 2020 the Company has reserved 2,384,015 shares of common stock for use in settling outstanding options and unvested restricted stock units that have not been issued as well as future awards available for grant under the 2017 Plan.

Common Stock Repurchase Programs and Subsequent Event

In November 2018 the Company announced that the Board had authorized a $25.0 million stock repurchase program (the “November 2018 Repurchase Program”) under which the Company is authorized to repurchase the Company’s common stock from time to time on the open market or in privately negotiated transactions at prices and in a manner that may be determined by management. The Company repurchased 736,760 shares at an aggregate purchase price of approximately $14.8 million during the first quarter of 2020 under the November 2018 Stock Repurchase Program. As of March 31, 2020, funds available under the November 2018 Repurchase Program have been substantially exhausted and the program is now complete.

On May 1, 2020, the Company’s Board of Directors approved a new two-year $25.0 million stock repurchase program (the “May 2020 Repurchase Program”). Repurchases of the Company's stock under the May 2020 Repurchase Program may be made in the open market, in privately negotiated transactions, or pursuant to one or more trading plans. The timing and amount of repurchases, if any, will be determined by the Company's management at its discretion and be based on a variety of factors such as the market price of the Company's common stock, corporate and contractual requirements, prevailing market and economic conditions and legal requirements. The May 2020 Repurchase Program may be modified, suspended or discontinued at any time.

Repurchased shares are recorded under the cost method and are reflected as treasury stock in the accompanying Consolidated Balance Sheets. All share repurchases were funded with cash on hand.

12. Income Taxes

The Company measures its interim period tax expense using an estimated annual effective tax rate and adjustments for discrete taxable events that occur during the interim period. The estimated annual effective income tax rate is based upon the Company’s estimations of annual pre-tax income, the geographic mix of pre-tax income, and its interpretations of tax laws. The Company updates the estimate of its annual effective tax rate at the end of each quarterly period. The Company recorded income tax expense of $0.9 million for both the three months ended March 31, 2020 and, March 31, 2019.

13. Segment Information

The Company views its operations and manages its business as one operating segment based on factors such as how the Company manages its operations and how its executive management team reviews results and makes decisions on how to allocate resources and assess performance.

Geographic Data

Net sales by campaign target area were as follows (1):

	For the three months ended March 31,
	2020	2019
North America	$19,881	$20,278
International	11,535	9,694
Total	$31,416	$29,972
(1)	Net sales to customers by campaign target area is based on the geo-targeted (target audience) location of the campaign.

Net sales to unaffiliated customers by geographic area were as follows (2):

	For the three months ended March 31,
	2020	2019
United States	$22,437	$22,799
United Kingdom	3,792	3,037
Other international	5,187	4,136
Total	$31,416	$29,972
(2)	Net sales to unaffiliated customers by geographic area is based on the customers’ current billing addresses, and does not consider the geo-targeted (target audience) location of the campaign.

Long-lived assets by geographic area were as follows:

	March 31, 2020	December 31, 2019
United States	$109,176	$102,572
International	4,045	4,148
Total	$113,221	$106,720

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

14. Acquisition

On February 18, 2020, the Company acquired substantially all of the operating assets of Data Science Central LLC, which is a niche digital publishing and media company focused on data science and business analytics for $5.5 million, plus a potential future earnout valued at $.9 million at the time of acquisition.  A $5.0 million cash payment was made at closing, with the remainder due in fiscal year 2021. The earnout is subject to certain revenue growth targets and the payment is adjusted based on actual results. If all targets are met, the total purchase price, including the earnout, shall not exceed $7.5 million which will become payable upon the achievement of certain revenue objectives during the next two years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including those discussed below in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, under Part I, Item 1A, “Risk Factors,” and in the other documents we file with the Securities and Exchange Commission. Please refer to our “Forward-Looking Statements” section on page 40.

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

We had approximately 20.8 million and 20.2 million registered members – our “audiences” – as of March 31, 2020 and 2019 respectively. While the size of our registered member base does not provide direct insight into our customer numbers or our revenues, the value of our services sold to our customers is a direct result of the breadth and reach of this content footprint. This footprint creates the opportunity for our customers to gain business leverage by targeting our audiences through customized marketing programs. Likewise, the behavior exhibited by these audiences enables us to provide our customers with data products to improve their marketing and sales efforts. The targeted nature of our member base enables B2B technology companies to reach a specialized audience efficiently because our content is highly segmented and aligned with the B2B technology companies’ specific products. With it, we have developed a broad customer base and, in 2020 expect to deliver marketing and sales services programs to approximately 1,400 customers.

Executive Summary

Our Response to the Novel Coronavirus (COVID-19)

We are witnessing the far-reaching impact that COVID-19 is having on our employees, customers, vendors, members, stockholders, and other stakeholders as well as the global economy and society at large. While we have responded proactively to address the effects of COVID-19 and to mitigate its potential impacts to our business, including through the elimination of all non-essential travel, transitioning our entire workforce to a remote work environment, and enhancing access to certain health and safety resources for our employees, beginning in March, 2020 we saw certain customers extend their normal sales cycles and budget shifts as some customers moved from long-term commitments to shorter term marketing campaigns as they began to navigate through the pandemic.  To date, we have only experienced a handful of cancellations but we continue to stay close to our customers to ensure they are continuing to see ROI.  New customer acquisition became harder as some potential customers were less apt to spend on new products or services.

We believe our strong financial position provides us with the flexibility to weather this period of economic uncertainty and the opportunity to respond quickly to our customers with the content and services they expect. However, the restrictive measures local, state, and federal governments (including in the other countries in which we operate) have implemented to prevent the spread of COVID-19, including restrictions on the operation of non-essential businesses, shelter in place orders, travel restrictions, quarantines, school closures, and other community response and social distancing policies and guidelines, will continue to affect the way we and our customers conduct and operate our respective businesses. We remain open and continue to provide the content and services that are important to our customers. Moreover, our dedicated employees continue to collaborate with each other and our customers and their sales and marketing teams, to deliver high quality, impactful campaigns. While we will continue to actively monitor government restrictions impacting our business and remain focused on business continuity, including reducing expenses and managing liquidity, given the fluid nature of COVID-19, the uncertainty of its duration, the potential for resurgence and the unknown effects of potential future government actions in response to COVID-19, we cannot estimate duration or magnitude of its impact on the global economy, our business or our financial results.

Liquidity and Capital Resources

We finished the first quarter of 2020 in a strong financial position. As of March 31, 2020, our balance sheet included:

Cash and investments:                           $45.2 million

Current portion debt:               $1.4 million

Long-term portion debt:$22.0 million

Our remaining debt obligation for 2020, including required interest payments, is approximately $1.5 million.  We generated $9.6 million in cash from operations during the three months ended March 31, 2020. We expect to be able to maintain adequate liquidity to satisfy our cash needs as we navigate through the current environment, although we could experience significant fluctuations in our cash flows from period to period. If necessary, we may take steps to preserve adequate liquidity, including through accessing capital markets and other sources of external financing. After the easing of governmental restrictions and the end of the COVID-19 crisis, we could experience further fluctuations in our results of operations and cash flows resulting from the ongoing global impacts of the crisis and our customers’ realignment of their marketing and sales budgets.

Our priorities remain to ensure the health and safety of our employees, customers, vendors, members, stockholders, and other stakeholders, while delivering our content and services to our customers around the world, continuing to drive long-term growth.

Impacts on Future Financial Results

At the beginning of 2020, we expected the strong demand we saw in 2019 to continue.  However, beginning in March, we saw certain customers extend their normal sales cycles and budget shifts as some customers moved from long-term commitments to shorter term marketing campaigns as they began to navigate through the pandemic. This trend continued into April and through the date of this report. We expect the adverse impacts to result in lower revenue as we and our customers work through the duration of the pandemic. The impact COVID-19 will have on our 2020 results remains uncertain.  We continue to evaluate the impacts the pandemic will have on our business.

Quarter ended March 31, 2020 Financial Results

Our revenues for the three months ended March 31, 2020 increased by $1.4 million, or 5%, to $31.4 million, compared with $30.0 million, during the same period in 2019. Priority Engine™ revenues increased to more than $12.6 million in the first three months of 2020, compared to the first three months of 2019.

We continue to have success selling longer-term contracts of approximately twelve months. The amount of revenue that we derived from longer-term contracts in the first quarter increased 24%, compared to the first quarter of 2019.

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

Our international geo-targeted revenues, where our target audience is outside North America (“International”), increased 19% for the three months ended March 31, 2020, compared with the prior year period.

Gross profit percentage was 74% and 77% for the three months ended March 31, 2020 and 2019, respectively. Gross profit increased by $0.3 million, mainly due to the increase in revenues as compared to the same period a year ago.

Business Trends

The following discussion highlights key trends affecting our business not including items relating to the global pandemic, which is discussed in further detail above.

•

Brexit. The United Kingdom’s June 2016 referendum, in which voters approved an exit of the United Kingdom from the European Union, commonly referred to as “Brexit,” resulted in significant general economic uncertainty as well as volatility in global stock markets and currency exchange rate fluctuations. In March 2017, the United Kingdom served notice to the European Council under Article 50 of the Lisbon Treaty of its intention to withdraw from the European Union. As of January 30, 2020, the United Kingdom’s membership in the European Union was terminated and an eleven month transition period began which will allow time for a free trade agreement to be negotiated. If no agreement can be reached at the end of this transition period, it could mean that the United Kingdom will face tariffs on goods traveling to the EU. Brexit could subject us to new regulatory costs and compliance obligations (including regarding the treatment and transfer of personal data). The full effect of Brexit remains uncertain and depends on any agreements the United Kingdom may make to retain access to the EU market. Moreover, the overall impact of Brexit may create further global economic uncertainty, which may cause a subset of our customers to more closely monitor their costs in the affected region. Our revenue generated from customers who have billing addresses within the United Kingdom was approximately 10%  of our total revenues for both periods ended March 31, 2020 and 2019, respectively.

•

Product –Purchase intent data continues to drive our product road strategy.  During 2020, we intend to make our purchase intent data more readily available for salespersons at our customers, focusing on connectivity, ROI metrics and attribution.  Additionally, we will be focusing on extending the market reach of our purchase intent data, with a Priority Engine offering (Priority Engine Express) tailored for the SMB market.  We continue to anticipate Priority Engine Express will ramp in the back half of 2020.

•

Customer Demographics. In the three months ended March 31, 2020, revenues from our legacy global customers, which have significant international exposure, decreased approximately 6% compared to the same period a year ago. Revenues from our largest 100 customers, excluding the legacy global customers described above, which generally have less exposure internationally) increased by approximately 3% compared to the same period a year ago. Revenues attributable to remaining customers, which tend to be venture capital-backed start-ups that primarily operate in North America, increased by approximately 20% over the prior year period.

•	Geographic. During the three months ended, March 31, 2020 approximately 29% of our revenues were derived from International campaigns.

Revenues

Revenue changes for the three month period ended, March 31, 2020 as compared to the same period in 2019, are shown in the table below. See Note 3 to our consolidated financial statements for additional information on our revenues.

	For the Three Months ended March 31,		Percent Change
	2020	2019
North America	$19,881	$20,278	-2%
International	11,535	9,694	19%
Total	$31,416	$29,972	5%

We sell customized marketing programs to B2B technology companies targeting a specific audience within a particular enterprise technology or business sector or sub-sector. We maintain multiple points of contact with our customers to provide support throughout their organizations and their customers’ enterprise technology sales cycles. As a result, our customers often run multiple advertising programs with us in order to target their desired audience of enterprise technology and business professionals more effectively. There are multiple factors that can impact our customers’ marketing and advertising objectives and spending with us, including but not limited to, enterprise technology product launches, increases or decreases to their advertising budgets, the timing of key industry marketing events, responses to competitor activities and efforts to address specific marketing objectives such as creating brand awareness or generating sales leads. Our products and services are generally delivered under short-term contracts that run for the length of a given program, typically less than nine months. We continue to enter into longer-term contracts with certain customers, and in the quarter ended, March 31, 2020 approximately 39% of our revenues were from longer-term contracts of approximately twelve months.

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

Our suite of demand solutions offerings allows B2B technology companies to maximize return on investment by capturing sales leads from the distribution and promotion of content to our audience of enterprise technology and business professionals. Our demand solutions campaigns typically offer the Activity Intelligence Dashboard, a tool that gives our customers’ marketers and sales representatives a near real-time view of their prospects including insights on the research activities

Cost of Revenues, Operating Expenses, and Other

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

Interest and Other Income (Expense), Net. Interest and other expense, net consists primarily of interest costs and the related amortization of deferred issuance costs on amounts borrowed under our Loan and Security Agreement (the “Loan Agreement”) with Western Alliance Bank and amortization of premiums on our investments, less any interest income earned on cash, and short-term and long-term investments. We historically have invested our cash in money market accounts, municipal bonds, government agency bonds, U.S. Treasury securities and corporate bonds. Other expense, net consists of non-operating gains or losses, primarily related to realized and unrealized foreign currency gains and losses on trade assets and liabilities.

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

Our critical accounting policies are those that affect our more significant judgments used in the preparation of our consolidated financial statements. A description of our critical accounting policies and estimates is contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Other than those noted in Note 2 to our consolidated financial statements, there were no material changes to our critical accounting policies and estimates during the first three months of 2020.

Income Taxes

We are subject to income taxes in both the U.S. and foreign jurisdictions, and we use estimates in determining our provision for income taxes. We recognize deferred tax assets and liabilities based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates.

Our deferred tax assets are comprised primarily of book to tax differences on stock-based compensation and timing of deductions for rent expense, accrued expenses, depreciation, and amortization. As of March 31, 2020, we had foreign net operating loss (“NOL”) carryforwards of $0.2 million, which may be used to offset future taxable income in foreign jurisdictions indefinitely.

Results of Operations

The following table sets forth our results of operations for the periods indicated, including percentage of total revenues:

	Three Months Ended March 31,
	2020		2019
	($ in thousands)
Revenues	$31,416	100%	$29,972	100%
Cost of revenues	8,151	26%	7,012	23%
Gross profit	23,265	74%	22,960	77%
Operating expenses:
Selling and marketing	12,949	41%	12,446	42%
Product development	2,032	6%	1,987	7%
General and administrative	3,355	11%	3,022	10%
Depreciation and amortization	1,345	4%	1,130	4%
Total operating expenses	19,681	63%	18,585	62%
Operating income	3,584	11%	4,375	15%
Interest and other expense, net	(469)	(1)%	(137)	(0)%
Income before provision for income taxes	3,115	10%	4,238	14%
Provision for income taxes	908	3%	948	3%
Net income	$2,207	7%	$3,290	11%

Comparison of Three Months Ended March 31, 2020 and March 31, 2019

Revenues

	Three Months Ended March 31,
	2020	2019	Increase	Percent Change
Revenues	$31,416	$29,972	$1,444	5%

The increase in revenues was due to customers increasing their spend for data driven marketing products.  Priority Engine™ revenues were up 12% in the three months ended March 31, 2020.

Cost of Revenues and Gross Profit

	Three Months Ended March 31,
	2020	2019	Increase (Decrease)	Percent Change
	($ in thousands)
Cost of revenues	$8,151	$7,012	$1,139	16%
Gross profit	$23,265	$22,960	$305	1%
Gross profit percentage	74%	77%

Gross Profit. Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. Gross profit percentage was 74% for the first three months of 2020 and 77% for the first three months of 2019. Gross profit increased by $0.3 million in the three months ended March 31, 2020 compared to the same period in 2019, primarily attributable to the increase in revenues as compared to the same period a year ago. Because the majority of our costs are labor-related, we expect our gross profit to fluctuate from period to period depending on the total revenues for the period.

Operating Expenses and Other

	Three Months Ended March 31,
	2020	2019	Increase (Decrease)	Percent Change
	($ in thousands)
Operating expenses:
Selling and marketing	$12,949	$12,446	$503	4%
Product development	2,032	1,987	45	2%
General and administrative	3,355	3,022	333	11%
Depreciation and amortization	1,345	1,130	215	19%
Total operating expenses	$19,681	$18,585	$1,096	36%
Interest and other expense, net	$(469)	$(137)	$(332)	(242)%
Provision for income taxes	$908	$948	$(40)	(4)%

Selling and Marketing. Selling and marketing expenses increased for the three months ended March 31, 2020, as compared to the same period in 2019, primarily due to an increase in stock-based compensation expense (accounting for 79% of the overall increase) as a result of increases in our stock price.

Product Development. Product development expense remained relatively flat for the three months ended March 31, 2020, as compared to the same period in 2019.

General and Administrative. General and administrative expense increased for the three months ended March 31, 2020, compared to the same period in 2019, primarily due to an increase in compensation expenses. This accounted for approximately 90% of the overall increase.

Depreciation and Amortization. Depreciation and amortization expense increased due to newly acquired intangible assets with high value, which were placed in service and amortized during the three months ended March 31, 2020. Those intangible assets were not in service during the same period in 2019.

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

Liquidity and Capital Resources

Resources

Our cash and investments at March 31, 2020 totaled $45.2 million, a $12.3 million decrease from December 31, 2019, primarily driven by the repurchase of shares of our common stock under our November 2018 repurchase plan, the acquisition of substantially all the operating assets of Data Science Central in February 2020, investments in property and equipment, and principal payments on our term loan partially offset by cash generated from operations.  We believe that our existing cash and investments and our cash flow from operating activities will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion internationally, future acquisitions we might undertake, and any expansion into complementary businesses. To the extent that our cash and investments and cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more additional acquisitions of businesses.

	March 31, 2020	December 31, 2019
Cash and investments	$45,166	$57,499
Accounts receivable, net	$23,554	$27,102

Cash and Investments

Our cash and investments, at March 31, 2020 were held for working capital purposes. We do not enter into investments for trading or speculative purposes.

Accounts Receivable, Net

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing with which we meet our performance obligations and on the timing of our cash collections, as well as on changes to our allowance for doubtful accounts. We use days sales outstanding (“DSO”) as a measurement of the quality and status of our receivables. We define DSO as net accounts receivable at quarter end divided by total revenues for the applicable period, multiplied by the number of days in the applicable period. DSO was 68 days and 76 days at March 31, 2020 and December 31, 2019, respectively.

Cash Flows

	Three Months Ended March 31,
	2020	2019
Net cash provided by operating activities	$9,697	$9,804
Net cash used in investing activities	$(6,693)	$(1,333)
Net cash used in financing activities	$(15,205)	$(4,283)

Operating Activities

Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, provisions for bad debt, stock-based compensation, deferred income taxes, and the effect of changes in working capital and other activities. Cash provided by operating activities for the three months ended March 31, 2020 was $9.7 million compared to cash provided by operating activities of $9.8 million for the three months ended March 31, 2020.

The decrease in cash provided by operating activities was primarily the result of changes in working capital (driven mainly by a decrease in accounts receivable collections in 2020 as compared to 2019) offset by increases in stock compensation expense.

Investing Activities

Cash used in investing activities in the three months ended March 31, 2020 was $6.7 million and was primarily a result of the acquisition of substantially all of the operating assets of Data Science Central in February 2020 ($5 million) and purchase of property and equipment, primarily for internal-use software, and to a lesser extent, computer equipment. We capitalized internal-use software and website development costs of $1.4 million and $1.3 million for the three months ended March 31, 2020 and 2019, respectively.

Financing Activities

In the first three months of March 31, 2020, we used $15.2 million for financing activities, consisting primarily of $14.8 million, for the purchase of treasury shares, $0.3 million for the repayment of principal under the Loan Agreement and related costs and $0.1 million for tax withholdings related to net share settlements. In the first three months of 2019 we used $4.3 million for financing activities, consisting primarily of $0.3 million for the repayment of principal on the Loan Agreement, $3.1 million for the purchase of treasury shares and related costs, and $0.9 million for tax withholdings related to net share settlements.

Common Stock Repurchase Program

In November 2018, we announced that our Board had authorized a $25.0 million stock repurchase program( the “November 2018 Repurchase Program”) whereby we are authorized to repurchase our common stock from time to time on the open market or in privately negotiated transactions at prices and in the manner that may be determined by management. During the three months ended March 31, 2020 and 2019 we repurchased 736,760 and 220,297 shares of common stock for an aggregate purchase price of approximately $14.8 million and $3.1 million  pursuant to the (“November 2018 Repurchase Program”), respectively. As of March 31, 2020 , funds available under November 2018 Repurchase Program have been substantially exhausted and the program is complete. On May 1, 2020, the Company’s Board of Directors approved a new two-year $25.0 million stock repurchase program (the “May 2020 Repurchase Program”). Repurchases of the Company's stock under the May 2020 Repurchase Program may be made in the open market, in privately negotiated transactions, or pursuant to one or more trading plans. The timing and amount of repurchases, if any, will be determined by the Company's management at its discretion and be based on a variety of factors such as the market price of the Company's common stock, corporate and contractual requirements, prevailing market and economic conditions and legal requirements. The May 2020 Repurchase Program may be modified, suspended or discontinued at any time.

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

The borrowings are subject to a leverage ratio, measured quarterly. The Loan Agreement also requires us to make representations and warranties and to comply with certain other covenants and agreements that are customary in loan agreements of this type. At March 31, 2020, we were in compliance with all covenants under the Loan Agreement.

The Loan Agreement bears interest at a floating per annum rate equal to one and three-eighths percent (1.375%) above the greater of (a) the one (1) month U.S. LIBOR rate reported in The Wall Street Journal and (b) two percent (2.00%).

The Loan Agreement may be prepaid at our option without penalty, provided we comply with the notice provision of the document. The Loan Agreement also contains customary events of default, subject to grace periods in certain cases, which may cause repayment of the Term Loan to be accelerated.

Capital Expenditures

We have made capital expenditures primarily for computer equipment and related software needed to host our websites, internal-use software development costs, as well as for leasehold improvements and other general purposes to support our growth. Our capital expenditures totaled $1.6 million and $1.8 million for the three month periods ended March 31, 2020 and, 2019 respectively. A majority of our capital expenditures in the first three months of 2020 were for leasehold improvements and internal-use software and website development costs and, to a lesser extent, computer equipment and related software. We capitalized internal-use software and website development costs of $1.4 million and $1.3 million for the three months ended March 31, 2020 and 2019, respectively. We are not currently party to any purchase contracts related to future capital expenditures.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

There were no material changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or referenced in this Quarterly Report that address activities, events or developments which we expect will or may occur in the future are forward-looking statements, including statements regarding our intent, beliefs or current expectations and those of our management team. In some cases, you can identify forward-looking statements because they contain words such as "may," "will," "should," "expects," "plans," "anticipates,” “going to,” "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of these words or other similar terms or expressions that concern our expectations, strategy, priorities, plans, or intentions. Such statements may include those regarding our future financial results and other projections or measures of our future operating performance, including the drivers of such growth, profitability, and performance (including, in each case, any potential impact of product and service development efforts, GDPR, potential changes to customer relationships, and other operational decisions); expectations concerning market opportunities and our ability to capitalize on them; the amount and timing of the benefits expected from acquisitions, new strategies, products or services and other potential sources of additional revenue; and the behavior of our members, partners, and customers. These statements speak only as of the date of this Quarterly Report and are based on our current plans and expectations. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties that could cause actual future events or results to be different than those described in or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those relating to: market acceptance of our products and services, including continued increased sales of our IT Deal Alert offerings and continued increased international growth; relationships with customers, strategic partners and employees; the duration and extent of the COVID-19 pandemic; difficulties in integrating acquired businesses; changes in economic or regulatory conditions or other trends affecting the internet, internet advertising and information technology industries; data privacy laws, rules, and regulations; and other matters included in our SEC filings, including in our Annual Report on Form 10-K for the year ended December 31, 2019. Actual results may differ materially from those contemplated by the forward-looking statements. We undertake no obligation to update our forward-looking statements to reflect future events or circumstances.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

We currently have subsidiaries in the United Kingdom, Hong Kong, Australia, Singapore, Germany and France. Approximately 29% of our revenues for the three months ended March 31, 2020 were derived from customers with billing addresses outside of the United States and our foreign exchange gains/losses were not significant. We currently believe our exposure to foreign currency exchange rate fluctuations, is financially immaterial and therefore have not entered into foreign currency hedging transactions. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in the future. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Our continued international expansion increases our exposure to exchange rate fluctuations and as a result such fluctuations could have a significant impact on our future results of operations.

Interest Rate Risk

At March 31, 2020, we had cash and investments of, $45.2 million. The investments were in a bond fund. The cash and investments were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

Our exposure to market risk also relates to interest expense on borrowings under the Loan Agreement. The borrowings under the Loan Agreement bear interest at an annual rate of 1.375% plus the higher of the one-month U.S. LIBOR rate reported in the Wall Street Journal or two percent (2.00%) (see Note 8 to the consolidated financial statements). At March 31, 2020, there was $23.4 million of aggregate principal outstanding under the Loan Agreement.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended March 31, 2020, management, under the supervision of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), conducted an evaluation of our disclosure controls and procedures as of March 31, 2020. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control, that occurred during the first quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened litigation against us that could have a material adverse effect on our business, operating results or financial condition.

Item 1A. Risk Factors

Our business is subject to a number of risks, including those identified in Item 1A – “Risk Factors” of our 2019 Annual Report on Form 10-K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of March 31, 2020, there have been no material changes to the risk factors disclosed in our 2019 Annual Report on Form 10-K except to the risk relating to COVID-19 as amended below. We may disclose changes to any risk factors presented or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

We were adversely impacted by the recent outbreak of the new coronavirus disease (COVID-19) and could experience additional adverse impacts that could be material to the Company's business, operating results, financial condition and liquidity.

Our business was adversely impacted by the effects of the spread of the new coronavirus disease (COVID-19). We are witnessing the far-reaching impact that COVID-19 is having on our employees, customers, vendors, members, stockholders, and other stakeholders as well as the global economy and society at large. While we have responded proactively to address the effects of COVID-19 and to mitigate its potential impacts to our business, including through the elimination of all non-essential travel, transitioning our entire workforce to a remote work environment, and enhancing access to certain health and safety resources for our employees, beginning in March, 2020 we saw certain customers extend their normal sales cycles and budget shifts as some customers moved from long-term commitments to shorter term marketing campaigns as they began to navigate through the pandemic.  To date, we have only experienced a handful of cancellations but we continue to stay close to our customers to ensure they are continuing to see ROI.  New customer acquisition became harder as some potential customers were less apt to spend on new products or services.

We believe our strong financial position provides us with the flexibility to weather this period of economic uncertainty and the opportunity to respond quickly to our customers with the content and services they expect. However, the restrictive measures local, state, and federal governments (including in the other countries in which we operate) have implemented to prevent the spread of COVID-19, including restrictions on the operation of non-essential businesses, shelter in place orders, travel restrictions, quarantines, school closures, and other community response and social distancing policies and guidelines, will continue to affect the way we and our customers conduct and operate our respective businesses.  We remain open and continue to provide the content and services that are important to our customers. Moreover, our dedicated employees continue to collaborate with each other and our customers and their sales and marketing teams, to deliver high quality, impactful campaigns. While we will continue to actively monitor government restrictions impacting our business and remain focused on business continuity, including reducing expenses and managing liquidity, given the fluid nature of COVID-19, the uncertainty of its duration, the potential for resurgence, and the unknown effects of potential future government actions in response to COVID-19, we cannot estimate the duration or magnitude of its impact on the global economy, our business or our financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities

None.

(b)	Use of Proceeds from Registered Securities

None.

(c)	Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2020	44,969	$24.97	44,969	$13,698,484
February 1, 2020 - February 29, 2020	103,443	$24.27	103,443	$11,187,719
March 1, 2020 - March 31, 2020	588,348	$19.00	588,348	$11,913
Total	736,760	$20.10	736,760	$11,913

(1) In November 2018, we announced that our Board of Directors had approved a stock repurchase program, which authorized management to purchase up to $25.0 million shares of our common stock from time to time on the open market or in privately negotiated transactions. The funds authorized under the November 2018 stock repurchase program have been substantially exhausted and the program is now complete. On May 1, 2020 our Board of Directors approved a new $25.0 million stock repurchase program.

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

*

Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, (ii) Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2020 and March 31, 2019, (iii) Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2020 and March 31, 2019, (iv) Consolidated Statements of Cash Flows for the three  months ended  March 31, 2020 and March 31, 2019 and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECHTARGET, INC.
(Registrant)

Date: May 6, 2020	By:	/s/ MICHAEL COTOIA
Michael Cotoia, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 6, 2020	By:	/s/ DANIEL NORECK
Daniel Noreck, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)