Form 10-Q
period 2020-09-30
TechTarget Inc
filed 2020-11-04
CIK 1293282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Former name, former address and formal fiscal year, if changed since last report: Not applicable

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

As of October 31, 2020, the registrant had 28,098,707 shares of common stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TechTarget, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2020	December 31, 2019
Assets	(Unaudited)	(Unaudited)
Current assets:
Cash	$57,408	$52,487
Short-term investments	5,064	5,012
Accounts receivable, net of allowance for doubtful accounts of $1,893 and $1,899 respectively	24,380	27,102
Prepaid taxes	3,211	1,017
Prepaid expenses and other current assets	1,706	1,813
Total current assets	91,769	87,431
Property and equipment, net	13,088	12,371
Goodwill	97,174	93,639
Intangible assets, net	3,369	710
Operating lease assets with right-of-use	24,779	26,385
Deferred tax assets	127	136
Other assets	901	936
Total assets	$231,207	$221,608
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,624	$2,036
Current operating lease liability	2,829	2,571
Current portion of term loan	1,706	1,241
Accrued expenses and other current liabilities	4,058	2,476
Accrued compensation expenses	1,298	3,679
Income taxes payable	—	65
Contract liabilities	6,701	4,335
Total current liabilities	18,216	16,403
Long-term portion of term loan	21,066	22,473
Non-current operating lease liability	26,047	28,170
Deferred tax liabilities	1,757	1,611
Other liabilities	1,865	—
Total liabilities	68,951	68,657
Leases and contingencies (see Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 55,608,094 and 54,903,824 shares issued, respectively; 28,098,707 and 28,142,519 shares outstanding, respectively	56	55
Treasury stock, at cost; 27,509,387 and 26,761,305 shares, respectively	(199,796)	(184,972)
Additional paid-in capital	327,899	317,675
Accumulated other comprehensive loss	(177)	(319)
Retained earnings	34,274	20,512
Total stockholders’ equity	162,256	152,951
Total liabilities and stockholders’ equity	$231,207	$221,608

See accompanying Notes to Consolidated Financial Statements.

TechTarget, Inc.

Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$36,244	$33,809	$102,456	$98,067
Cost of revenues(1)	9,212	8,047	26,148	23,011
Gross profit	27,032	25,762	76,308	75,056
Operating expenses:
Selling and marketing(1)	13,792	12,454	39,311	38,877
Product development(1)	1,961	2,085	5,839	6,073
General and administrative(1)	3,355	3,107	9,976	9,252
Depreciation and amortization, excluding depreciation of $274, $94, $666, and $163, respectively, included in cost of revenues	1,452	1,205	4,250	3,481
Total operating expenses	20,560	18,851	59,376	57,683
Operating income	6,472	6,911	16,932	17,373
Interest and other income (expense), net	91	(409)	(388)	(798)
Income before provision for income taxes	6,563	6,502	16,544	16,575
(Benefit) Provision for income taxes	(219)	1,151	2,782	3,783
Net income	$6,782	$5,351	$13,762	$12,792
Other comprehensive income (loss), net of tax:
Unrealized income (loss) on investments (net of tax provision of $3, $0, $(10), and $0, respectively)	$12	$—	$(36)	$—
Foreign currency translation gain (loss)	210	(235)	178	(252)
Other comprehensive income (loss)	222	(235)	142	(252)
Comprehensive income	$7,004	$5,116	$13,904	$12,540
Net income per common share:
Basic	$0.24	$0.19	$0.50	$0.46
Diluted	$0.24	$0.19	$0.48	$0.45
Weighted average common shares outstanding:
Basic	27,781	27,910	27,773	27,785
Diluted	28,473	28,370	28,412	28,253

(1)	Amounts include stock-based compensation expense as follows:

Cost of revenues	$121	$64	$260	$144
Selling and marketing	2,849	1,911	7,155	6,567
Product development	117	106	438	292
General and administrative	1,236	849	3,191	2,151

See accompanying Notes to Consolidated Financial Statements.

TechTarget, Inc.

Consolidated Statements of Stockholders’ Equity

For the three and nine months ended September 30, 2020

(in thousands, except share and per share data)

(Unaudited)

	Common Stock		Treasury Stock
	Number of Shares	$0.001 Par Value	Number of Shares	Cost	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
Balance, December 31, 2019	54,903,824	$55	26,761,305	$(184,972)	$317,675	$(319)	$20,512	$152,951
Issuance of common stock from restricted stock awards	123,027	—	—	—	—	—	—	—
Purchase of common stock through stock buyback	—	—	736,760	(14,824)	—	—	—	(14,824)
Impact of net settlements	230	—	230	—	(68)	—	—	(68)
Stock-based compensation expense(1)	—	—	—	—	5,294	—	—	5,294
Comprehensive income:
Unrealized loss on investments	—	—	—	—	—	(132)	—	(132)
Unrealized loss on foreign currency exchange	—	—	—	—	—	(53)	—	(53)
Net income	—	—	—	—	—	—	2,207	2,207
Balance, March 31, 2020	55,027,081	$55	27,498,295	$(199,796)	$322,901	$(504)	$22,719	$145,375
Issuance of common stock from restricted stock awards	8,000	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	3,293	—	—	3,293
Comprehensive income:
Unrealized gain on investments	—	—	—	—	—	84	—	84
Unrealized gain on foreign currency exchange	—	—	—	—	—	21	—	21
Net income	—	—	—	—	—	—	4,773	4,773
Balance, June 30, 2020	55,035,081	$55	27,498,295	$(199,796)	$326,194	$(399)	$27,492	$153,546
Issuance of common stock from restricted stock awards	561,921	1	—	—	460	—	—	461
Impact of net settlements	11,092	—	11,092	—	(3,078)	—	—	(3,078)
Stock-based compensation expense	—	—	—	—	4,323	—	—	4,323
Comprehensive income:
Unrealized gain on investments	—	—	—	—	—	12	—	12
Unrealized gain on foreign currency exchange	—	—	—	—	—	210	—	210
Net income	—	—	—	—	—	—	6,782	6,782
Balance, September 30, 2020	55,608,094	$56	27,509,387	$(199,796)	$327,899	$(177)	$34,274	$162,256
(1)	Includes $1.8 million of accrued compensation expense from 2019.

See accompanying Notes to Consolidated Financial Statements.

TechTarget, Inc.

Consolidated Statements of Stockholders’ Equity

For the three and nine months ended September 30, 2019

(in thousands, except share and per share data)

(Unaudited)

	Common Stock		Treasury Stock
	Number of Shares	$0.001 Par Value	Number of Shares	Cost	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
Balance, December 31, 2018	54,117,325	$54	26,326,280	$(177,905)	$307,014	$(215)	$3,637	$132,585
Issuance of common stock from exercise of options	10,000	—	—	—	23	—	—	23
Issuance of common stock from restricted stock awards	112,545	—	—	—	—	—	—	—
Purchase of common stock through stock buyback	—	—	220,297	(3,125)	—	—	—	(3,125)
Impact of net settlements	6,391	—	6,391	—	(868)	—	—	(868)
Stock-based compensation expense	—	—	—	—	3,179	—	—	3,179
Comprehensive income:
Unrealized gain on foreign currency exchange	—	—	—	—	—	41	—	41
Net income	—	—	—	—	—	—	3,290	3,290
Balance, March 31, 2019	54,246,261	$54	26,552,968	$(181,030)	$309,348	$(174)	$6,927	$135,125
Issuance of common stock from exercise of options	56,207	—	—	—	—	—	—	—
Issuance of common stock from restricted stock awards	—	—	97,427	(1,600)	—	—	—	(1,600)
Purchase of common stock through stock buyback	—	—	—	—	3,762	—	—	3,762
Comprehensive income:
Unrealized loss on foreign currency exchange	—	—	—	—	—	(58)	—	(58)
Net income	—	—	—	—	—	—	4,151	4,151
Balance, June 30, 2019	54,302,468	$54	26,650,395	$(182,630)	$313,110	$(232)	$11,078	$141,380
Issuance of common stock from exercise of options	16,000	1	—	—	95	—	—	96
Issuance of common stock from restricted stock awards	333,414	—	—	—	—	—	—	—
Impact of net settlements	14,535	—	14,535	—	(1,751)	—	—	(1,751)
Stock-based compensation expense	—	—	—	—	2,930	—	—	2,930
Comprehensive income:
Unrealized loss on foreign currency exchange	—	—	—	—	—	(235)	—	(235)
Net income	—	—	—	—	—	—	5,351	5,351
Balance, September, 2019	54,666,417	$55	26,664,930	$(182,630)	$314,384	$(467)	$16,429	$147,771

See accompanying Notes to Consolidated Financial Statements.

TechTarget, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	September 30,
	2020	2019
	(Unaudited)
Operating activities:
Net income	$13,762	$12,792
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,916	3,644
Provision for bad debt	303	237
Stock-based compensation	11,044	9,154
Amortization of debt issuance costs	7	7
Deferred tax provision	158	(412)
Changes in operating assets and liabilities:
Accounts receivable	2,419	5,162
Prepaid expenses and other current assets	(3,094)	152
Other assets	30	(58)
Accounts payable	(412)	139
Income taxes payable	953	550
Accrued expenses and other current liabilities	(190)	(63)
Operating lease right-of-use assets and liabilities, net	(263)	(237)
Accrued compensation expenses	(516)	(452)
Contract liabilities	2,366	(623)
Other liabilities	1,865	1
Net cash provided by operating activities	33,348	29,993
Investing activities:
Purchases of property and equipment, and other capitalized assets	(4,943)	(4,771)
Purchases of investments and maturities of investments	(96)	500
Acquisitions of businesses, net	(5,015)	—
Net cash used in investing activities	(10,054)	(4,271)
Financing activities:
Tax withholdings related to net share settlements	(3,146)	(2,619)
Purchase of treasury shares and related costs	(14,824)	(4,725)
Proceeds from exercise of stock options	460	119
Term loan principal payment	(938)	(938)
Debt issuance costs	(11)	—
Net cash used in financing activities	(18,459)	(8,163)
Effect of exchange rate changes on cash	86	(92)
Net increase in cash	4,921	17,467
Cash at beginning of period	52,487	34,673
Cash at end of period	$57,408	$52,140
Supplemental disclosure of cash flow information:
Cash paid for taxes, net	$4,906	$3,512

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

At September 30, 2020, the Company’s assessment considered business and market disruptions caused by COVID-19 and estimates of expected emerging credit and collectability trends. The continued volatility in market conditions and evolving shifts in credit trends are difficult to predict causing variability and volatility that may have a material impact on our allowance for credit losses in future periods.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Guidance

In February 2016, the FASB issued Accounting Standard Update (ASU) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the Consolidated Statements of Income and Comprehensive Income. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees, capital and operating leases, existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company adopted ASU 2016-02 in the first quarter of 2019 using the modified retrospective approach, and elected the package of practical expedients permitted under the transition guidance. Results and disclosure requirements for reporting periods beginning after January 1, 2019 are presented under Topic 842.

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

Accounting Guidance Not Yet Adopted

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): “Simplifying the Accounting for Income Taxes” (ASU 2019-12), which simplifies the accounting for income taxes. This guidance will be effective for us in the first quarter of 2021 on a prospective basis, and early adoption is permitted. The Company is currently evaluating the impact of the new guidance on our consolidated financial statements.

3. Revenues

Disaggregation of Revenue

The following table depicts the disaggregation of revenue according to categories consistent with how the Company evaluates its financial performance and economic risk. International revenue consists of international geo-targeted campaigns, which are campaigns targeted at an audience of members outside of North America.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
North America	$21,663	$22,813	$62,518	$66,444
International	14,581	10,996	39,938	31,623
Total	$36,244	$33,809	$102,456	$98,067

Contract Liabilities

Timing may differ between the satisfaction of performance obligations and the invoicing and collections of amounts related to the Company’s contracts with customers. Liabilities are recorded for amounts that are collected in advance of the satisfaction of performance obligations. Additionally, certain customers may receive credits, which are accounted for as a material right. The Company estimates these amounts based on the expected amount of future services to be provided to customer and allocates a portion of the transaction price to these material rights. The Company recognizes these material rights as the material rights are exercised. The resulting amounts included in the contract liabilities on the accompanying Consolidated Balance Sheets were $2.5 million and $2.4 million at September 30, 2020, and December 31, 2019, respectively.

Contract Liabilities
Year-to-Date Activity
Balance at December 31, 2019	$4,335
Deferral of revenue	2,177
Recognition of previously unearned revenue	(1,964)
Balance at March 31, 2020	$4,548
Deferral of revenue	1,822
Recognition of previously unearned revenue	(1,319)
Balance at June 30, 2020	$5,051
Deferral of revenue	3,095
Recognition of previously unearned revenue	(1,445)
Balance at September 30, 2020	$6,701

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

4. Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including short-term and long-term investments and contingent consideration. The Company’s bank and money market accounts are in bank deposits and are not quoted instruments. As such they are all considered cash.  The fair value of these financial assets and liabilities was determined based on three levels of input as follows:

•	Level 1. Quoted prices in active markets for identical assets and liabilities;
•	Level 2. Observable inputs other than quoted prices in active markets; and
•	Level 3. Unobservable inputs.

The fair value hierarchy of the Company’s financial assets carried at fair value and measured on a recurring basis is as follows:

		Fair Value Measurements at September 30, 2020
	September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments (1)	$5,064	$—	$5,064	$—
Total assets	$5,064	$—	$5,064	$—
Liabilities:
Contingent consideration - current (2)	$820	$—	$—	$820
Contingent consideration - non-current (2)	454	—	—	454
Total liabilities	$1,274	$—	$—	$1,274

		Fair Value Measurements at December 31, 2019
	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments(1)	$5,012	$—	$5,012	$—
Total assets	$5,012	$—	$5,012	$—

(1)	Short-term investments consist of a bond fund, their fair value is calculated using an interest rate yield curve for similar instruments.
(2)	The Company’s valuation techniques and Level 3 inputs used to estimate the fair value of contingent consideration payable in connection with the acquisition are described in Note 14.

5. Cash and Investments

Cash is carried at cost, which approximates fair market value. As of September 30, 2020 and December 31, 2019 cash consisted of $57.4 million and $52.5 million respectively.

Investments are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity, net of tax. Realized gains and losses on the sale of these investments are determined using the specific identification method. The cumulative unrealized loss, net of taxes, was $3 thousand as of September 30, 2020. There were no realized gains or losses as of December 31, 2019.

Short-term investments consisted of the following:

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Bond funds	$5,110	$—	$(46)	$5,064
Total short-term investments	$5,110	$—	$(46)	$5,064

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Bond funds	$5,012	$—	$—	$5,012
Total short-term investments	$5,012	$—	$—	$5,012

6. Goodwill and Intangible Assets

The following table summarizes the Company’s intangible assets, net:

		September 30, 2020
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer, affiliate and advertiser relationships	5-17	$8,717	$(6,419)	$2,298
Developed websites, technology and patents	10	2,061	(1,157)	904
Trademark, trade name and domain name	5-8	1,821	(1,783)	38
Proprietary user information database and internet traffic	5	1,117	(1,117)	—
Non-Compete agreement	3	170	(41)	129
Total intangible assets		$13,886	$(10,517)	$3,369

		December 31, 2019
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer, affiliate and advertiser relationships	5-17	$6,520	$(6,290)	$230
Developed websites, technology and patents	10	1,476	(1,026)	450
Trademark, trade name and domain name	5-8	1,792	(1,763)	29
Proprietary user information database and internet traffic	5	1,122	(1,122)	—
Non-Compete agreement	1.5	10	(9)	1
Total intangible assets		$10,920	$(10,210)	$710

 Intangible assets are amortized over their estimated useful lives, which range from approximately 3 to 17 years, using methods of amortization that are expected to reflect the estimated pattern of economic use. The remaining amortization expense will be recognized over a weighted-average period of approximately 4.9 years. Amortization expense was $0.3 million and $0.1 million for the  nine months ended September 30, 2020 and 2019, respectively. Amortization expense is recorded within operating expenses as the intangible assets consist of customer-related assets which generate website traffic that the Company considers to be in support of selling and marketing activities. The Company did not write off any fully amortized intangible assets in the first nine months of 2020.

The Company expects amortization expense of intangible assets to be as follows:

Years Ending December 31:	Amortization Expense
2020 (October 1 – December 31)	$112
2021	468
2022	498
2023	329
2024	318
Thereafter	1,644
Total	$3,369

Goodwill and indefinite-lived intangible assets are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. The Company did not have any intangible assets other than goodwill with indefinite lives as of September 30, 2020 or December 31, 2019. There were no indications of impairment as of September 30, 2020, and the Company believes that, as of the balance sheet dates presented, none of the Company’s goodwill or intangible assets was impaired

7. Net Income Per Common Share

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per common share is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator:
Net income	$6,782	$5,351	$13,762	$12,792
Denominator:
Basic:
Weighted average shares of common stock and vested, undelivered restricted stock units outstanding	27,781,080	27,910,030	27,772,509	27,785,024
Diluted:
Weighted average shares of common stock and vested, undelivered restricted stock units outstanding	27,781,080	27,910,030	27,772,509	27,785,024
Effect of potentially dilutive shares (1)	691,519	460,132	639,416	468,280
Total weighted average shares of common stock and vested, undelivered restricted stock units outstanding and potentially dilutive shares	28,472,599	28,370,162	28,411,925	28,253,304
Net Income Per Share:
Basic net income per share	$0.24	$0.19	$0.50	$0.46
Diluted net income per share	$0.24	$0.19	$0.48	$0.45

(1)

In calculating diluted net income per share, 22 thousand shares and 189 thousand shares related to outstanding stock options and unvested, undelivered restricted stock units were excluded for the three and nine months ended September 30, 2020, respectively, and 41 thousand and 700 thousand shares related to outstanding stock options and unvested, undelivered restricted stock units were excluded for the three and nine months ended September 30, 2019, respectively.

8. Term Loan Agreement and Line of Credit Agreement

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

On July 2, 2020, the Company entered into a Loan and Security Modification Agreement (“Modification Agreement”) with the Bank pursuant to which the Company and the Bank agreed to amend the Loan Agreement. The Modification Agreement, among other things, added or amended certain definitions in the Loan Agreement, added a financial covenant requiring the Company to maintain an Asset Coverage Ratio (as defined in the Loan Agreement) of no less than 1.0 to 1.0 tested as of the end of each quarter, and provided the Company with a new revolving line of credit facility of $20,000,000 (“Line of Credit”). The Line of Credit allows the Company to request non-formula advances in an aggregate principal amount not to exceed the Line of Credit and to use the proceeds of such advances until the facility matures on July 2, 2022. Advances under the Line of Credit bear interest at a floating rate equal to one-quarter percent (0.25%) above the Prime Rate (as published in the Money Rates section of the Western Edition of The Wall Street Journal, or such other rate of interest publicly announced from time to time by Western Alliance Bank as its Prime Rate); provided that at no time shall the interest rate on such advances be less than three and one half percent (3.50%). The Modification Agreement also establishes a process by which the Company and the Bank will determine an alternative interest rate for the Company’s existing Term Loan under the Loan Agreement in the event that the Bank determines that LIBOR ceases to exist or is no longer available. In addition, the Company will be required to pay customary fees and expenses, including an annual facility fee with respect to the Line of Credit. Together, the Loan Agreement and Line of Credit are guaranteed by the Company and secured by substantially all assets of the Company and its subsidiaries. The Company had no amounts outstanding under the Line of Credit at September 30, 2020.

9. Leases and Contingencies

On January 1, 2019, the Company adopted Topic 842 Leases using the modified retrospective approach.  The Company recorded operating lease assets (right-of-use assets) of $27.5 million and operating lease liabilities of $32.1 million.  There was no impact to retained earnings upon adoption of Topic 842.

The Company has various non-cancelable lease agreements for certain of its offices with original lease periods expiring between 2021 and 2029. Lease terms may include options to extend or terminate the lease when it is reasonably certain the Company will exercise that option. Leases with a renewal option allow the Company to extend the lease term typically between 1 and 5 years.  When determining the lease term, renewal options reasonably certain of being exercised are included in the lease term.  When determining if a renewal option is reasonably certain of being exercised, the Company considers several economic factors, including but not limited to, the significance of leasehold improvements incurred on the property, whether the asset is difficult to replace, underlying contractual obligations, or specific characteristics unique to that particular lease that would make it reasonably certain that the Company would exercise such option.  Renewal and termination options were generally not included in the lease term for the Company's existing operating leases. Certain of the arrangements have discounted rent periods or escalating rent payment provisions. Leases with an initial term of twelve months or less are not recorded on the Consolidated Balance Sheets. The Company recognizes rent expense on a straight-line basis over the lease term.  The Company’s lease agreements do not contain any material residual value guarantee or material restrictive covenants.

As of September 30, 2020, operating lease assets were $24.8 million and operating lease liabilities were $28.9 million. The maturity of the Company’s operating lease liabilities as of September 30, 2020 are as follows:

Minimum Lease
Years Ending December 31:	Payments
2020 (October 1 – December 31)	$731
2021	4,055
2022	3,782
2023	3,696
2024	3,725
Thereafter	17,759
Total future minimum lease payments	$33,748
Less imputed interest	4,872
Total operating lease liabilities	$28,876

Included in the Consolidated Balance Sheet:
Current operating lease liabilities	$2,829
Non-current operating lease liabilities	26,047
Total operating lease liabilities	$28,876

For the three and nine months ended September 30, 2020 and 2019, the total lease cost is comprised of the following amounts:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Operating lease expense	$988	$964	$2,881	$2,914
Short-term lease expense	13	22	67	64
Total lease expense	$1,001	$986	$2,948	$2,978

The following summarizes additional information related to operating leases:

As of
September 30, 2020
Weighted-average remaining lease term — operating leases	5.1
Weighted-average discount rate — operating leases	4%

If the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate as the discount rate. The Company uses its best judgment when determining the incremental borrowing rate, which is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term to the lease payments in a similar currency.

Litigation

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At September 30, 2020 and December 31, 2019, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

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

No new awards may be granted under the 2007 Plan; however, the shares of common stock remaining in the 2007 Plan are available for issuance in connection with previously awarded grants under the 2007 Plan. There are 55,000 shares of common stock that remain subject to outstanding stock grants under the 2007 Plan as of September 30, 2020.

In March 2017, the Board approved the 2017 Stock Option and Incentive Plan (the “2017 Plan”), which was approved by the stockholders of the Company at the 2017 Annual Meeting and became effective June 16, 2017. The 2017 Plan replaces the Company’s 2007 Plan. On that date, 3,000,000 shares of Common Stock were reserved for issuance under the 2017 Plan and, generally, shares that are forfeited or canceled from awards under the 2017 Plan also will be available for future awards. Under the 2017 Plan, the Company may grant restricted stock and restricted stock units, non-qualified stock options, stock appreciation rights, performance awards, and other stock-based and cash-based awards. Grants generally vest in equal tranches over a three-year period. Stock options granted under the 2017 Plan expire no later than ten years after the grant date. Shares of stock issued pursuant to restricted stock awards are restricted in that they are not transferable until they vest. Stock underlying awards of restricted stock units are not issued until the units vest. Non-qualified stock options cannot be exercised until they vest. Under the 2017 Plan, all stock options and stock appreciation rights must be granted with an exercise price that is at least equal to the fair market value of the stock on the date of grant. The 2017 Plan broadly prohibits the repricing of options and stock appreciation rights without stockholder approval and requires that no dividends or dividend equivalents be paid with respect to options or stock appreciation rights. The 2017 Plan further provides that, in the event any dividends or dividend equivalents are declared with respect to restricted stock, restricted stock units, other stock-based awards and performance awards (referred to as “full-value awards”), they would be subject to the same vesting and forfeiture provisions as the underlying award. There are a total of 1,533,000 shares of common stock that remain subject to outstanding stock grants under the 2017 Plan as of September 30, 2020.

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

A summary of the stock option activity under the Company’s plans for the nine months ended September 30, 2020 is presented below:

Year-to-Date Activity	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2019	140,000	$13.14
Granted	25,000	$29.64
Exercised	(37,500)	$12.28		$1,036
Forfeited	(5,000)	$29.64
Cancelled	—	$—
Options outstanding at September 30, 2020	122,500	$16.10	6.06	$3,413
Options exercisable at September 30, 2020	102,500	$13.45	5.35	$3,127
Options vested or expected to vest at September 30, 2020	121,302	$15.96	6.02	$3,396

The total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $1.0 million during the nine months ended September 30, 2020 The total amount of cash received from exercise of these options was approximately $0.5 million during the nine months ended September 30, 2020. The total intrinsic value of options exercised was $416 thousand during the nine months ended September 30, 2019. The total amount of cash received from exercise of these options was approximately $119 thousand during the nine months ended, September 30, 2019.

Restricted Stock Units

Restricted stock units are valued at the market price of a share of the Company’s common stock on the date of the grant. A summary of the restricted stock unit activity under the Company’s plans for the nine months ended September 30, 2020 is presented below:

Year-to-Date Activity	Shares	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Nonvested outstanding at December 31, 2019	1,301,130	$21.82
Granted	891,712	$34.67
Vested	(709,842)	$19.96
Forfeited	(17,500)	$25.61
Nonvested outstanding at September 30, 2020	1,465,500	$30.49	$64,423

There were 709,842 restricted stock units with a total grant-date fair value of $14.2 million that vested during the nine months ended September 30, 2020. There were 17,500 shares forfeited with a total value of $0.5 million for the nine months ended September 30, 2020.  There were 687,046 restricted stock units with a total grant-date fair value of $10.8 million that vested during the nine months ended September 30, 2019.

As of, September 30, 2020 there was $41.6 million of total unrecognized compensation expense related to stock options and restricted stock units, which is expected to be recognized over a weighted average period of 2.2 years.

11. Stockholders’ Equity

Reserved Common Stock

As of, September 30, 2020 the Company has reserved 1,803,002 shares of common stock for use in settling outstanding options and unvested restricted stock units that have not been issued as well as future awards available for grant under the 2007 and 2017 Plans.

Common Stock Repurchase Programs

In November 2018, the Company announced that the Board had authorized a $25.0 million stock repurchase program (the “November 2018 Repurchase Program”) under which the Company is authorized to repurchase the Company’s common stock from time to time on the open market or in privately negotiated transactions at prices and in a manner that may be determined by management. The Company repurchased 736,760 shares at an aggregate purchase price of approximately $14.8 million during the first quarter of 2020 under the November 2018 Stock Repurchase Program. No amounts were repurchased under this plan during the second quarter of 2020 and the November 2018 Repurchase Program was terminated on May 1, 2020.

On May 1, 2020, the Company’s Board of Directors approved a new two-year $25.0 million stock repurchase program (the “May 2020 Repurchase Program”). Repurchases of the Company's stock under the May 2020 Repurchase Program may be made in the open market, in privately negotiated transactions, or pursuant to one or more trading plans. The timing and amount of repurchases, if any, will be determined by the Company's management at its discretion and be based on a variety of factors such as the market price of the Company's common stock, corporate and contractual requirements, prevailing market and economic conditions and legal requirements. The May 2020 Repurchase Program may be modified, suspended or discontinued at any time. No amounts were repurchased under May 2020 Repurchase Program during the second or third quarter of 2020.

Repurchased shares are recorded under the cost method and are reflected as treasury stock in the accompanying Consolidated Balance Sheets. All share repurchases were funded with cash on hand.

12. Income Taxes

The Company measures its interim period tax expense using an estimated annual effective tax rate and adjustments for discrete taxable events that occur during the interim period. The estimated annual effective income tax rate is based upon the Company’s estimations of annual pre-tax income, the geographic mix of pre-tax income, and its interpretations of tax laws. The Company updates the estimate of its annual effective tax rate at the end of each quarterly period. The Company recorded income tax expense of $2.8 million and $3.8 million for the nine months ended September 30, 2020 and September 30, 2019 respectively.

13. Segment Information

The Company views its operations and manages its business as one operating segment based on factors such as how the Company manages its operations and how its executive management team reviews results and makes decisions on how to allocate resources and assess performance.

Geographic Data

Net sales by campaign target area were as follows (1):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
North America	$21,663	$22,813	$62,518	$66,444
International	14,581	10,996	39,938	31,623
Total	$36,244	$33,809	$102,456	$98,067
(1)	Net sales to customers by campaign target area is based on the geo-targeted (target audience) location of the campaign.

Net sales to unaffiliated customers by geographic area were as follows (2):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
United States	$24,970	$25,424	$71,604	$73,497
United Kingdom	4,433	3,445	12,756	9,885
Other international	6,841	4,940	18,096	14,685
Total	$36,244	$33,809	$102,456	$98,067
(2)	Net sales to unaffiliated customers by geographic area is based on the customers’ current billing addresses and does not consider the geo-targeted (target audience) location of the campaign.

Long-lived assets by geographic area were as follows:

	September 30, 2020	December 31, 2019
United States	$109,443	$102,572
International	4,188	4,148
Total	$113,631	$106,720

Long-lived assets are comprised of property and equipment, net; goodwill; and intangible assets, net. No single country outside of the U.S. accounted for 10% or more of the Company’s long-lived assets during either of these periods.

14. Acquisition

On February 18, 2020, the Company acquired substantially all of the operating assets of Data Science Central LLC, which is a niche digital publishing and media company focused on data science and business analytics for $5.5 million, plus a potential future earnout valued at $0.9 million at the time of acquisition, which is currently valued at $1.3 million (Note 4).  A $5.0 million cash payment was made at closing, with the remainder due in fiscal year 2021. The earnout is subject to certain revenue growth targets and the payment is adjusted based on actual results. If all targets are met, the total purchase price, including the earnout, shall not exceed $7.5 million which will become payable upon the achievement of certain revenue objectives during the next two years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including those discussed below in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2019 under Part I, Item 1A, “Risk Factors,” in our Quarterly Report on Form 10-Q for in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 under Part II, Item 1A, “Risk Factors” under Part I, Item 1A, “Risk Factors,” and in the other documents we file with the Securities and Exchange Commission. Please refer to our “Forward-Looking Statements” section on page 35.

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

We had approximately 20.6 million and 19.9 million registered members – our “audiences” – as of September 30, 2020 and 2019 respectively. During the second quarter of 2020, the Company ended a partnership with a company covering the Belgium, Netherlands, and Luxembourg (“Benelux”) region.  This reduced our member number by 0.5 million.  Additionally, we restated our 2019 membership to remove the Benelux member number as of September 30, 2019 (0.5 million).  We believe that we have sufficient members within our remaining database to support our business needs within the Benelux region.  While the size of our registered member base does not provide direct insight into our customer numbers or our revenues, the value of our services sold to our customers is a direct result of the breadth and reach of this content footprint. This footprint creates the opportunity for our customers to gain business leverage by targeting our audiences through customized marketing programs. Likewise, the behavior exhibited by these audiences enables us to provide our customers with data products to improve their marketing and sales efforts. The targeted nature of our member base enables B2B technology companies to reach a specialized audience efficiently because our content is highly segmented and aligned with the B2B technology companies’ specific products. With it, we have developed a broad customer base and, in 2020 expect to deliver marketing and sales services programs to approximately 1,500 to 1,600 customers.

Executive Summary

COVID-19 Business Update

We finished the third quarter of 2020 in a strong financial position. As of September 30, 2020, our balance sheet included:

Cash and investments:	$62.5 million
Current portion debt:	$1.7 million
Long-term portion debt:	$21.0 million

Our remaining debt obligation for 2020, including required interest payments, is approximately $0.5 million.  We generated $33.3 million in cash from operations during the nine months ended September 30, 2020. In July 2020, we obtained a $20 million line of credit with Western Alliance Bank.  While we do not have any current plans to utilize the line of credit, we feel that the line of credit provides us with additional flexibility in the current economic environment.  We expect to be able to maintain adequate liquidity to satisfy our cash needs as we navigate through the current environment, although we could experience significant fluctuations in our cash flows from period to period. If necessary, we may take additional steps to preserve adequate liquidity, including through accessing capital markets and other sources of external financing.

During the third quarter we saw trends similar to those we saw at the end of the first quarter and during the second quarter. We saw a general shift in customer behavior moving away from longer-term contracts in favor of shorter-term contracts, which allow our customers greater flexibility.  Additionally, our ability to attract new customers to longer-term contracts was impacted as a result of the general cautiousness related to the COVID-19 environment.  These factors resulted in Priority Engine revenue growth of only 5% over last year.  We saw weakness from our Global 10 accounts, in particular their investments in their branding.

Our revenue growth in the quarter was driven in large part due to increases in our international revenue.  We believe the increase in international revenue was driven by three factors:

•	We continue to benefit from the opt-in nature of our audience.
•	We own and operate our own websites which provides us with first party data.
•

Historically, face to face events were more prevalent outside the United States; the reallocation of certain of those marketing budgets from face to face events to online, intent-based offerings has created an opportunity for us.

We had a successful new release of Priority Engine, in September 2020, that significantly enhances the sales use case. The main improvements include proprietary first party purchase intent data at the individual prospect level, in addition to the account level data we had been previously providing and better integration with Salesforce.com. Initial results in the field are promising.

Even after the easing of governmental restrictions and the severity of the COVID-19 pandemic lessens, we could experience further fluctuations in our results of operations and cash flows resulting from the ongoing global impacts of the pandemic and our customers’ realignment of their marketing and sales budgets.

Our priorities remain ensuring the health and safety of our employees, customers, vendors, members, stockholders, and other stakeholders, while delivering our content and services to our customers around the world and continuing to drive long-term growth.

Impacts on Future Financial Results

At the beginning of 2020, we expected the strong demand we saw in 2019 to continue.  However, beginning in March, we saw certain customers extend their normal sales cycles and shift their budgets away from long-term commitments to shorter-term marketing campaigns as they began to navigate through the pandemic. This trend continued throughout the second quarter and third quarters of 2020 and through the date of this report. We expect these adverse impacts to result in lower revenue for the duration of the pandemic. The impact COVID-19 will have on our 2020 results remains uncertain, and we continue to evaluate the impacts the pandemic will have on our business operations and strategy going forward. We believe we will return to normal growth rates when the macro environment improves.

For the Nine Months Ended September 30, 2020 Financial Results

Our revenues for the nine months ended September 30, 2020 increased by $4.4 million, or 4%, to $102.5 million, compared with $98.1 million, during the same period in 2019. Priority Engine™ revenues increased 5% to more than $38.2 million, in the first nine months of 2020 compared with $36.3 million in the first nine months of 2019. This increase was offset, in part, by our legacy Global customers, who decreased their spend, particularly as it related to our brand offerings.

The amount of revenue that we derived from longer-term contracts in the third quarter of 2020 increased 8%, compared to the third quarter of 2019. As noted above, we saw some of our customers shift from long-term commitments to shorter-term commitments.

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

Our international geo-targeted revenues, where our target audience is outside North America (“International”), increased more than 25% for the nine months ended September 30, 2020, compared with the prior year period driven by the items noted above.

Gross profit percentage was 74% and 77% for the nine months ended September 30, 2020 and 2019, respectively. Gross profit increased by $1.3 million, mainly due to the increase in revenue compared to the same period a year ago.

Business Trends

The following discussion highlights key trends affecting our business not including items relating to the global pandemic, which is discussed in further detail above.

•

Brexit. The United Kingdom’s September 2016 referendum, in which voters approved an exit of the United Kingdom from the European Union, commonly referred to as “Brexit,” resulted in significant general economic uncertainty as well as volatility in global stock markets and currency exchange rate fluctuations. In March 2017, the United Kingdom served notice to the European Council under Article 50 of the Lisbon Treaty of its intention to withdraw from the European Union. As of January 30, 2020, the United Kingdom’s membership in the European Union was terminated and an eleven month transition period began which to time for a free trade agreement to be negotiated. If no agreement can be reached at the end of this transition period, it could mean that the United Kingdom will face tariffs on goods traveling to the EU. Brexit could subject us to new regulatory costs and compliance obligations (including regarding the treatment and transfer of personal data). The full effect of Brexit remains uncertain and depends on any agreements the United Kingdom may make to retain access to the EU market. Moreover, the overall impact of Brexit may create further global economic uncertainty, which may cause a subset of our customers to more closely monitor their costs in the affected region. Our revenue generated from customers who have billing addresses within the United Kingdom was approximately 10% of our total revenues for both periods ended September 30, 2020 and 2019.

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

•

Product. Purchase intent data continues to drive our product strategy.  During 2020, we intend to make our purchase intent data more readily available for salespersons at our customers, focusing on connectivity, ROI metrics and attribution. Additionally, we will be focusing on extending the market reach of our purchase intent data.

•

Customer Demographics. In the three months ended September 30, 2020, revenues from our legacy global customers decreased approximately 15% compared to the same period 2019. Revenues from our largest 100 customers, excluding the legacy global customers described above increased by approximately 17% compared to the same period in 2019. Revenues attributable to remaining customers, which tend to be venture capital-backed start-ups that primarily operate in North America, increased by approximately 11% over the prior year period.

•	Geographic. During the three months ended, September 30, 2020 approximately 40% of our revenues were derived from International campaigns.

Revenues

Revenue changes for the three and nine month period ended, September 30, 2020 as compared to the same periods in 2019, are shown in the table below. See the discussion above and Note 3 and Note 13 to our consolidated financial statements for additional information on our revenues.

	For the Three Months Ended September 30,		Percent Change	For the Nine Months Ended September 30,		Percent Change
	2020	2019		2020	2019
North America	$21,663	$22,813	-5%	$62,518	$66,444	-6%
International	14,581	10,996	33%	39,938	31,623	26%
Total	$36,244	$33,809	7%	$102,456	$98,067	4%

We sell customized marketing programs to B2B technology companies targeting a specific audience within a particular enterprise technology or business sector or sub-sector. We maintain multiple points of contact with our customers to provide support throughout their organizations and their customers’ enterprise technology sales cycles. As a result, our customers often run multiple advertising programs with us in order to target their desired audience of enterprise technology and business professionals more effectively. There are multiple factors that can impact our customers’ marketing and advertising objectives and spending with us, including but not limited to, enterprise technology product launches, increases or decreases to their advertising budgets, the timing of key industry marketing events, responses to competitor activities and efforts to address specific marketing objectives such as creating brand awareness or generating sales leads. Our products and services are generally delivered under short-term contracts that run for the length of a given program, typically less than nine months. We continue to enter into longer-term contracts with certain customers, and in the quarter ended, September 30, 2020 approximately 35% of our revenues were from longer-term contracts of approximately twelve months.

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

•

Sales Quality Leads. Sales Quality Leads is a suite of products which accelerate inside sales efforts by enabling our customers to prioritize their resources.  Qualified Sales Opportunities™ is a product that profiles specific in-progress purchase projects, including information on scope and purchase considerations, in approximately 85 technology-specific segments.  Building on the success of our Qualified Sales Opportunities product, Sales-Ready Leads and High-Quality Leads, which were launched in 2020, round out our qualified sales solutions with levels of pre-qualification tailored to the specific needs of our clients and their varied use cases.

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

Depreciation and Amortization. Depreciation expense consists of the depreciation of our property and equipment and other capitalized assets. Depreciation is calculated using the straight-line method over their estimated useful lives, ranging from three to twelve years. Amortization of intangible assets expense consists of the amortization of intangible assets recorded in connection with our acquisitions. Separable intangible assets that are not deemed to have an indefinite life are amortized over their estimated useful lives, which range from 3 to 17 years, using methods that are expected to reflect the estimated pattern of economic use.

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

Our critical accounting policies are those that affect our more significant judgments used in the preparation of our consolidated financial statements. A description of our critical accounting policies and estimates is contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Other than those noted in Note 2 to our consolidated financial statements, there were no material changes to our critical accounting policies and estimates during the first nine months of 2020.

Income Taxes

We are subject to income taxes in both the U.S. and foreign jurisdictions, and we use estimates in determining our provision for income taxes. We recognize deferred tax assets and liabilities based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates.

Our deferred tax assets are comprised primarily of book to tax differences on stock-based compensation and timing of deductions for rent expense, accrued expenses, depreciation, and amortization. As of September 30, 2020, we had foreign net operating loss (“NOL”) carryforwards of $0.2 million, which may be used to offset future taxable income in foreign jurisdictions indefinitely.

Results of Operations

The following table sets forth our results of operations for the periods indicated, including percentage of total revenues:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
Revenues	$36,244	100%	$33,809	100%	$102,456	100%	$98,067	100%
Cost of revenues	9,212	25%	8,047	24%	$26,148	26%	23,011	23%
Gross profit	27,032	75%	25,762	76%	76,308	74%	75,056	77%
Operating expenses:
Selling and marketing	13,792	38%	12,454	37%	39,311	38%	38,877	40%
Product development	1,961	5%	2,085	6%	5,839	6%	6,073	6%
General and administrative	3,355	9%	3,107	9%	9,976	10%	9,252	9%
Depreciation and amortization	1,452	4%	1,205	4%	4,250	4%	3,481	4%
Total operating expenses	20,560	57%	18,851	56%	59,376	58%	57,683	59%
Operating income	6,472	18%	6,911	20%	16,932	17%	17,373	18%
Interest and other expense, net	91	0%	(409)	-1%	(388)	0%	(798)	-1%
Income before provision for income taxes	6,563	18%	6,502	19%	16,544	16%	16,575	17%
(Benefit) provision for income taxes	(219)	-1%	1,151	3%	2,782	3%	3,783	4%
Net income	$6,782	19%	$5,351	16%	$13,762	13%	$12,792	13%

Comparison of Three Months Ended September 30, 2020 and September 30, 2019

Revenues

	Three Months Ended September 30,
	2020	2019	Increase	Percent Change
Revenues	$36,244	$33,809	$2,435	7%

The increase in revenues was due to customers increasing their spend for data driven marketing products. Priority Engine revenue grew 4% versus the prior year period to $13.2 million. Increases in lead generation, driven by the customers movement to shorter-term contracts, were offset by decreases in brand.

Cost of Revenues and Gross Profit

	Three Months Ended September 30,
	2020	2019	Increase	Percent Change
Cost of revenues	$9,212	$8,047	$1,165	14%
Gross profit	$27,032	$25,762	$1,270	5%
Gross profit percentage	75%	76%

Gross Profit. Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. Gross profit percentage was 75% for the three months ended September 30, 2020 and 76% for the three months ended September 30, 2019. Gross profit increased by $1.3 million in the three months ended September 30, 2020 compared to the same period in 2019, primarily attributable to increased revenues compared to the same period a year ago, offset, in part, by an increase in outside consultant expenditures. Because the majority of our costs are labor-related, we expect our gross profit to fluctuate from period to period depending on the total revenues for the period.

Operating Expenses and Other

	Three Months Ended September 30,
	2020	2019	Increase (Decrease)	Percent Change
Operating expenses:
Selling and marketing	$13,792	$12,454	$1,338	11%
Product development	1,961	2,085	(124)	-6%
General and administrative	3,355	3,107	248	8%
Depreciation and amortization	1,452	1,205	247	20%
Total operating expenses	$20,560	$18,851	$1,709	9%
Interest and other expense, net	$91	$(409)	$500	122%
(Benefit) provision for income taxes	$(219)	$1,151	$(1,370)	-119%

Selling and Marketing. Selling and marketing expenses increased for the three months ended September 30, 2020, as compared to the same period in 2019, primarily due to increases in stock-based compensation expense (accounting for 70% of the overall increase) and labor-related costs offset, in part, by a reduction of travel and entertainment expenses related to the COVID-19 circumstances pandemic.

Product Development. Product development expense increased for the three months ended September 30, 2020, as compared to the same period in 2019, due to an increase in labor and related costs which were capitalized.

General and Administrative. General and administrative expense decreased for the three months ended September 30, 2020, compared to the same period in 2019, due to an increase in stock compensation expenses offset in part by decreases in labor costs.

Depreciation and Amortization. Depreciation and amortization expense increased due to newly acquired intangible assets with high value, which were placed in service during 2020 and amortized during the three months ended September 30, 2020. Those intangible assets were not in service during the same period in 2019.

Interest and other expense, net.  Interest and other expense, net decreased mainly due to changes in foreign currency adjustments as compared to the prior period.

(Benefit) provision for income taxes.  Our effective income tax rate was a benefit of 3% and an expense of 18% for the three months ended September 30, 2020 and 2019, respectively. The decrease in the effective rate was primarily due to the impact of excess deductions from stock-based compensation in the third quarter of 2020, a discrete item.

Comparison of Nine Months Ended September 30, 2020 and September 30, 2019

Revenues

	Nine Months Ended September 30,
	2020	2019	Increase	Percent Change
Revenues	$102,456	$98,067	$4,389	4%

The increase in revenues was due to customers increasing their spending for data driven marketing products.  Priority Engine™ revenues were up 5% in versus last year to $38.2 million the nine months ended September 30, 2020. Increases in lead generation, driven by the customers movement to shorter-term contracts, were offset by decreases in brand.

Cost of Revenues and Gross Profit

	Nine Months Ended September 30,
	2020	2019	Increase	Percent Change
Cost of revenues	$26,148	$23,011	$3,137	14%
Gross profit	$76,308	$75,056	$1,252	2%
Gross profit percentage	74%	77%

Gross Profit. Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. Gross profit percentage was 74% for the first nine months of 2020 and 77% for the nine months ended September 30, 2019. Gross profit increased by $1.2 million in the nine months ended September 30, 2020 compared to the same period in 2019, primarily attributable increased revenue, offset, in part, by an increase in contracted services. Because the majority of our costs are labor-related, we expect our gross profit to fluctuate from period to period depending on the total revenues for the period.

Operating Expenses and Other

	Nine Months Ended September 30,
	2020	2019	Increase (Decrease)	Percent Change
Operating expenses:
Selling and marketing	$39,311	$38,877	$434	1%
Product development	5,839	6,073	(234)	-4%
General and administrative	9,976	9,252	724	8%
Depreciation and amortization	4,250	3,481	769	22%
Total operating expenses	$59,376	$57,683	$1,693	3%
Interest and other expense, net	$(388)	$(798)	$410	-51%
Provision for income taxes	$2,782	$3,783	$(1,001)	-26%

Selling and Marketing. Selling and marketing expenses increased for the nine months ended September 30, 2020, as compared to the same period in 2019, primarily due to increases in stock-based compensation expense and labor-related costs offset by a reduction of travel and entertainment expenses related to COVID-19 circumstances.

Product Development. Product development expense decreased for the nine months ended September 30, 2020, as compared to the same period in 2019, primarily due to additional amounts that were capitalized over the nine months ended September 30, 2019 offset in part by increases in contracted services.

General and Administrative. General and administrative expense increased for the nine months ended September 30, 2020, compared to the same period in 2019, due to an increase in stock compensation expenses offset in part by decreases in labor costs.

Depreciation and Amortization. Depreciation and amortization expense increased for the nine months ended September 30, 2020 when compared to the same period in 2019, due to increased amortization expense related to the Company’s acquisition of Data Science Central in February 2020.

Interest and other expense, net.  Interest and other expense, net decreased mainly due to changes in foreign currency adjustments as compared to the prior period.

Provision for income taxes.  Our effective income tax rate was 17% and 23% for the nine months ended September 30, 2020 and 2019, respectively.  The decrease in the effective rate was primarily due to the impact of excess deductions from stock-based compensation in the third quarter of 2020, a discrete item.

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

Liquidity and Capital Resources

Resources

Our cash and investments at September 30, 2020 totaled $62.5 million, a $5.0 million increase from December 31, 2019, primarily driven by our cash generated from operations offset in part by the repurchase of shares of our common stock under our November 2018 Repurchase Program, the acquisition of substantially all the operating assets of Data Science Central in February 2020, investments in property and equipment, and principal payments on our term loan. We believe that our existing cash and investments and our cash flow from operating activities will be sufficient to meet our anticipated cash needs for at least the next twelve months. Additionally, we have $20 million available under a line of credit agreement entered into in July 2020.  Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion internationally, future acquisitions we might undertake, and any expansion into complementary businesses. To the extent that our cash and investments, cash flow from operating activities, and amounts available under our line of credit are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more additional acquisitions of businesses.

	September 30, 2020	December 31, 2019
Cash and investments	$62,472	$57,499
Accounts receivable, net	$24,380	$27,102

Cash and Investments

Our cash and investments, at September 30, 2020 were held for working capital purposes. We do not enter into investments for trading or speculative purposes.

Accounts Receivable, Net

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing with which we meet our performance obligations and on the timing of our cash collections, as well as on changes to our allowance for doubtful accounts. We use days sales outstanding (“DSO”) as a measurement of the quality and status of our receivables. We define DSO as net accounts receivable at quarter end divided by total revenues for the applicable period, multiplied by the number of days in the applicable period. DSO was 62 days and 69 days at September 30, 2020 and December 31, 2019, respectively.

Cash Flows

	Nine Months Ended September 30,
	2020	2019
Net cash provided by operating activities	$33,348	$29,993
Net cash used in investing activities	$(10,054)	$(4,271)
Net cash used in financing activities	$(18,459)	$(8,163)

Operating Activities

Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, provisions for bad debt, stock-based compensation, deferred income taxes, and the effect of changes in working capital and other activities. Cash provided by operating activities for the nine months ended September 30, 2020 was $33.3 million compared to cash provided by operating activities of $30.0 million for the nine months ended September 30, 2019.

The increase in cash provided by operating activities was primarily the result of changes in working capital (driven mainly by increases in amounts payable for income and payroll taxes as compared to 2019) offset by decreases in amounts collected from accounts receivable.

Investing Activities

Cash used in investing activities in the nine months ended September 30, 2020 was $10.1 million and was primarily a result of the acquisition of substantially all of the operating assets of Data Science Central in February 2020 ($5.0 million) and purchase of property and equipment, primarily for internal-use software, and to a lesser extent, computer equipment. In the first nine months of 2019 we used $4.2 million in investing activities primarily a result of purchase of property and equipment($4.7 million), primarily for internal-use software, and to a lesser extent, computer equipment offset by $0.5 million from the maturity of investments. We capitalized internal-use software and website development costs of $4.6 million and $3.9 million for the nine months ended September 30, 2020 and 2019, respectively.

Financing Activities

In the first nine months of September 30, 2020, we used $18.5 million for financing activities, consisting primarily of $14.8 million, for the purchase of treasury shares, $0.9 million for the repayment of principal under the Loan Agreement and related costs and $3.1 million for tax withholdings related to net share settlements. In the first nine months of 2019 we used $8.2 million for financing activities, consisting primarily of $4.7 million for the purchase of treasury shares and related costs, $0.9 million for the repayment of principal on the Loan Agreement, and $2.6 million for tax withholdings related to net share settlements.

Common Stock Repurchase Program

In November 2018 the Company announced that the Board had authorized a $25.0 million stock repurchase program (the “November 2018 Repurchase Program”) under which the Company is authorized to repurchase the Company’s common stock from time to time on the open market or in privately negotiated transactions at prices and in a manner that may be determined by management. The Company repurchased 736,760 shares at an aggregate purchase price of approximately $14.8 million during the first quarter of 2020 under the November 2018 Stock Repurchase Program. No amounts were repurchased under this plan during the second quarter of 2020. During the nine months ended September 30, 2019 we repurchased 317,724 shares of common stock for an aggregate purchase price of approximately $4.7 million pursuant to the (“November 2018 Repurchase Program”).  The November 2018 Repurchase Program was terminated on May 1, 2020.

On May 1, 2020, the Company’s Board of Directors approved a new two-year $25.0 million stock repurchase program (the “May 2020 Repurchase Program”). Repurchases of the Company's stock under the May 2020 Repurchase Program may be made in the open market, in privately negotiated transactions, or pursuant to one or more trading plans. The timing and amount of repurchases, if any, will be determined by the Company's management at its discretion and be based on a variety of factors such as the market price of the Company's common stock, corporate and contractual requirements, prevailing market and economic conditions and legal requirements. The May 2020 Repurchase Program may be modified, suspended or discontinued at any time.  No amounts were repurchased under this program during the third quarter of 2020.

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

The borrowings are subject to a leverage ratio, measured quarterly. The Loan Agreement also requires us to make representations and warranties and to comply with certain other covenants and agreements that are customary in loan agreements of this type. At September 30, 2020, we were in compliance with all covenants under the Loan Agreement.

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

On July 2, 2020, the Company and the Bank entered in a Loan and Security Modification Agreement (the “Modification Agreement”) amending the Loan Agreement between the Company and the Bank. Among other things, the Modification Agreement added or amended certain definitions in the Loan Agreement, added a new asset coverage ratio financial covenant of no less than 1.0 to 1.0 tested as of the end of each quarter, and provided the Company with a new revolving line of credit facility of $20,000,000 (“Line of Credit”). The Line of Credit allows the Company to request non-formula advances in an aggregate principal amount not to exceed the Line of Credit and to use the proceeds of such advances until the facility matures on July 2, 2022. Advances under the Line of Credit bear interest at a floating rate equal to one-quarter percent (0.25%) above the Prime Rate (as published in the Money Rates section of the Western Edition of The Wall Street Journal, or such other rate of interest publicly announced from time to time by Western Alliance Bank as its Prime Rate); provided that at no time shall the interest rate on such advances be less than three and one half percent (3.50%). Additionally, the Modification Agreement includes language providing for the Company and the Bank to mutually agree upon a LIBOR replacement if LIBOR ceases to exist or is no longer available.

Capital Expenditures

We have made capital expenditures primarily for computer equipment and related software needed to host our websites, internal-use software development costs, as well as for leasehold improvements and other general purposes to support our growth. Our capital expenditures totaled $4.9 million and $4.8 million for the nine month periods ended September 30, 2020 and, 2019 respectively. A majority of our capital expenditures in the first nine months of 2020 were for internal-use software and website development costs and, to a lesser extent, computer equipment and related software. A majority of our capital expenditures in the first nine months of 2019 were for leasehold improvements and internal-use software and website development costs and, to a lesser extent, computer equipment and related software. We capitalized internal-use software and website development costs of $4.6 million and $3.9 million for the nine months ended September 30, 2020 and 2019, respectively. We are not currently party to any purchase contracts related to future capital expenditures.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

There were no material changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or referenced in this Quarterly Report that address activities, events or developments which we expect will or may occur in the future are forward-looking statements, including statements regarding our intent, beliefs or current expectations and those of our management team. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “going to,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, priorities, plans, or intentions. Such statements may include those regarding our future financial results and other projections or measures of our future operating performance, including the drivers of such growth, profitability, and performance (including, in each case, any potential impact of product and service development efforts, GDPR, potential changes to customer relationships, and other operational decisions); expectations concerning market opportunities and our ability to capitalize on them; the amount and timing of the benefits expected from acquisitions, new strategies, products or services and other potential sources of additional revenue; and the behavior of our members, partners, and customers. These statements speak only as of the date of this Quarterly Report and are based on our current plans and expectations. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties that could cause actual future events or results to be different than those described in or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those relating to: market acceptance of our products and services, including continued increased sales of our IT Deal Alert offerings and continued increased international growth; relationships with customers, strategic partners and employees; the duration and extent of the COVID-19 pandemic; difficulties in integrating acquired businesses; changes in economic or regulatory conditions or other trends affecting the internet, internet advertising and information technology industries; data privacy laws, rules, and regulations; and other matters included in our SEC filings, including in our Annual Report on Form 10-K for the year ended December 31, 2019, our Quarterly Report on Form 10-Q for the quarters ended our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q. Actual results may differ materially from those contemplated by the forward-looking statements. We undertake no obligation to update our forward-looking statements to reflect future events or circumstances.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

We currently have subsidiaries in the United Kingdom, Hong Kong, Australia, Singapore, Germany and France. Approximately 30% of our revenues for the nine months ended September 30, 2020 were derived from customers with billing addresses outside of the United States and our foreign exchange gains/losses were not significant. We currently believe our exposure to foreign currency exchange rate fluctuations, is financially immaterial and therefore have not entered into foreign currency hedging transactions. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in the future. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Our continued international expansion increases our exposure to exchange rate fluctuations and as a result such fluctuations could have a significant impact on our future results of operations.

Interest Rate Risk

At September 30, 2020, we had cash and investments of, $62.5 million. The investments were in a bond fund. The cash and investments were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

Our exposure to market risk also relates to interest expense on borrowings under the Loan Agreement. The Term Loan under the Loan Agreement bear interest at an annual rate of 1.375% plus the higher of the one-month U.S. LIBOR rate reported in the Wall Street Journal or two percent (2.00%) (see Note 8 to the consolidated financial statements). Borrowings under the Line of Credit bear interest at a floating rate equal to one-quarter percent (0.25%) above the Prime Rate (as published in the Money Rates section of the Western Edition of The Wall Street Journal, or such other rate of interest publicly announced from time to time by Western Alliance as its Prime Rate); provided that at no time shall the interest rate on such advances be less than three and one half percent (3.50%). At September 30, 2020, there was $22.8 million of aggregate principal outstanding under the Term Loan. No amounts were outstanding under the Line of Credit Agreement at September 30, 2020.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended September 30, 2020, management, under the supervision of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), conducted an evaluation of our disclosure controls and procedures as of September 30, 2020. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control, that occurred during the third quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have been adversely impacted by the new coronavirus disease (COVID-19) pandemic and could experience additional adverse impacts that could be material to the Company’s business, operating results, financial condition and liquidity.

Our business was adversely impacted by the effects of the spread of the new coronavirus disease (COVID-19). We are witnessing the far-reaching impact that COVID-19 is having on our employees, customers, vendors, members, stockholders, and other stakeholders as well as the global economy and society at large. While we have responded proactively to address the effects of COVID-19 and to mitigate its potential impacts to our business, including through the elimination of all non-essential travel, transitioning our entire workforce to a remote work environment, and enhancing access to certain health and safety resources for our employees, beginning in March, 2020 we saw certain customers extend their normal sales cycles and budget shifts as some customers moved from long-term commitments to shorter-term marketing campaigns as they began to navigate through the pandemic.  To date, we have only experienced a handful of cancellations but we continue to stay close to our customers to ensure they are continuing to see ROI.  New customer acquisition has became harder as some potential customers have been less apt to spend on new products or services.

We believe our strong financial position provides us with the flexibility to weather this period of economic uncertainty and the opportunity to respond quickly to our customers with the content and services they expect. However, the restrictive measures local, state, and federal governments (including in the other countries in which we operate) have implemented to prevent the spread of COVID-19, including restrictions on the operation of non-essential businesses, shelter in place orders, travel restrictions, quarantines, school closures, and other community response and social distancing policies and guidelines, will continue to affect the way we and our customers conduct and operate our respective businesses.  We remain open and continue to provide the content and services that are important to our customers. Moreover, our dedicated employees continue to collaborate with each other and our customers and their sales and marketing teams, to deliver high quality, impactful campaigns. While we will continue to actively monitor government restrictions impacting our business and remain focused on business continuity, including reducing expenses and managing liquidity, given the fluid nature of COVID-19, the uncertainty of its duration location, extent and severity of resurgences, and the unknown effects of potential future government actions in response to COVID-19, we cannot estimate the duration or magnitude of its impact on the global economy, our business or our financial results.

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

101.INS	XBRL Instance Document* The instance document does not appear in the Interactive Data File because its XBRL tags are
Embedded within the Inline XBRL document.
101.SCH	XBRL Inline Taxonomy Extension Schema Document*

101.CAL	XBRL Inline Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Inline Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Inline Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Inline Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exbibit 101)

*	Filled herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECHTARGET, INC.
(Registrant)

Date: November 4, 2020	By:	/s/ MICHAEL COTOIA
Michael Cotoia, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 4, 2020	By:	/s/ DANIEL NORECK
Daniel Noreck, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)