Form 10-K
period 2020-12-31
TechTarget Inc
filed 2021-03-01
CIK 1293282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐

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

Large Accelerated Filer	☑	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller reporting company	☐
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $707.1 million as of June 30, 2020 (based on a closing price of $30.03 per share as quoted by the Nasdaq Global Market as of such date). In determining the market value of non-affiliate common stock, shares of the registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had 28,137,116 shares of Common Stock, $0.001 par value per share, outstanding as of February 17, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive proxy statement for the 2021 annual meeting of stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2020.

Forward-Looking Statements

Certain information included in this Annual Report on Form 10-K may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements. All statements, other than statements of historical facts, included or referenced in this Annual Report on Form 10-K that address activities, events or developments which we expect will or may occur in the future are forward-looking statements, including statements regarding the intent, belief or current expectations of the Company and members of our management team. The words “will,” “believe,” “intend,” “expect,” “anticipate,” “project,” “estimate,” “predict” and similar expressions are also intended to identify forward-looking statements. Such statements may include those regarding guidance on our future financial results and other projections or measures of our future performance; our expectations concerning market opportunities and our ability to capitalize on them; and the amount and timing of the benefits expected from acquisitions, new products or services and other potential sources of additional revenues. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. These statements speak only as of the date of this Annual Report on Form 10-K and are based on our current plans and expectations, and they involve risks and uncertainties that could cause actual future events or results to be different than those described in or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those relating to: market acceptance of our products and services, including continued increased sales of our IT Deal Alert™ offerings and continued increased international growth; relationships with customers, strategic partners and employees; the duration and extent of the COVID-19 pandemic; difficulties in integrating acquired businesses; changes in economic or regulatory conditions or other trends affecting the internet, internet advertising and IT industries; data privacy laws, rules and regulations; and other matters included in our filings with the SEC. The occurrence of any of these risks and uncertainties may cause our actual results to differ materially from those anticipated in our forward-looking statements, which could have a material adverse effect on our business, results of operations and financial condition.  We undertake no obligation to update our forward-looking statements to reflect future events or circumstances.

PART I

Item 1.	Business Overview

TechTarget, Inc. (“we” or the “Company”) is a global data and analytics leader and software provider for purchase intent-driven marketing and sales data which delivers business impact for business-to-business (“B2B”) companies. Our solutions enable B2B technology companies to identify, reach, and influence key enterprise technology decision makers faster and with higher efficacy. We improve information technology (“IT”) vendors’ abilities to impact highly targeted audiences for business growth using advanced targeting, first-party analytics and data services complemented with customized marketing programs that integrate demand generation, brand marketing, and advertising techniques.

We enable enterprise technology and business professionals to navigate the complex and rapidly-changing enterprise technology landscape where purchasing decisions can have significant financial and operational consequences. Our content strategy includes three primary sources which enterprise technology and business professionals use to assist them in their pre-purchase research: independent content provided by our professionals, vendor-generated content provided by our customers and member-generated, or peer-to-peer, content. In addition to utilizing our independent editorial content, registered members appreciate the ability to deepen their pre-purchase research by accessing the extensive vendor-supplied content available across our website network. Likewise, these members derive significant additional value from the ability our network provides to seamlessly interact with and contribute to information exchanges in a given field.  To advance our ability to provide purchase intent-driven marketing and sales data, we have been acquisitive.  During 2020, we acquired BrightTALK Limited, a technology media company that provides customers with a platform to create, host and promote webinar and video content, The Enterprise Strategy Group, Inc., a leading provider of decision support content based on user research and market analysis for global enterprise companies, and Data Science Central, LLC, a digital publishing and media company focused on data science and business analytics.

We had approximately 26.9 million and 20.0 million registered members and users – our “audiences” – as of December 31, 2020 and 2019, respectively. During the second quarter of 2020, the Company ended a partnership with a company covering the Belgium, Netherlands, and Luxembourg (“Benelux”) region. This reduced our member number by 0.5 million. Additionally, we restated our 2019 membership to remove the Benelux member number as of December 31, 2019 (0.5 million). We believe that we have sufficient members within our remaining database to support our business needs within the Benelux region. As a result of the BrightTALK acquisition, we added approximately 6.1 million unique users of the BrightTALK platform to our audiences. While the size of our registered member and user base does not provide direct insight into our customer numbers or our revenues, the value of our services sold to our customers is a direct result of the breadth and reach of this content footprint. This footprint creates the opportunity for our clients to gain business leverage by targeting our audiences through customized marketing programs. Likewise, the behavior exhibited by these audiences enables us to provide our customers with data products to improve their marketing and sales efforts. The targeted nature of our member and user base enables B2B technology companies to reach a specialized audience efficiently because our content is highly segmented and aligned with the B2B technology companies’ specific products.

Through our ability to identify, reach and influence key decision makers, we have developed a broad customer base and, in 2020, delivered marketing and sales services programs to approximately 1,590 customers.

Please refer to the section below titled “Our Strategy” regarding our longer-term growth plans.

Business Trends

Our proprietary purchase intent data and lead generation solutions are attractively positioned to benefit from the rapid adoption of data-driven processes for sales and marketing workflows, especially to navigate the complex and rapidly changing IT buyer landscape where purchasing decisions can have significant financial and operational consequences. Information technology spending is no longer a discretionary item for most companies. Modern organizations see the digital transformation as a necessary investment to remain competitive, a long-term dynamic that has benefitted our customers.

Our business is impacted by macro-economic conditions.  Because our customers are B2B technology customers, the success of our business is intrinsically linked to the health and market conditions of the enterprise technology industry.  There are multiple trends in our market that we believe will support sustained growth for the solutions we offer. We are seeing our customers shift their marketing budgets from face-to-face event sponsorships to online lead generation as a result of the COVID-19 pandemic. We believe that much of this shift will become permanent as we do not believe the face-to-face business will return to its pre-COVID-19 spending levels. This shift has been evident primarily in our international operations as those markets had significantly more face-to-face events than our customers in North America. Today, most of those deals are short-term, mirroring their marketing campaigns. We see an opportunity to migrate more of our international customers’ budgets from face-to-face event sponsorships to intent-based lead generation and then graduate those customers to annual Priority Engine™ subscriptions. We believe this is achievable as the majority of our customers view the use of data to make their sales and marketing organizations more intelligent, efficient and effective as a strategic priority.

In addition, a migration to subscription-based business models has built in more resilience and predictability to most of our customers’ business and financial profiles, which in turn has kept their spending levels on sales and marketing relatively stable as compared to past economic downturns. We have been at the forefront of these trends as reflected by the significant growth of revenues from our flagship Priority Engine™ subscriptions.

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

The long sales cycle for enterprise technology purchases, as well as customers’ need for significant information support, requires substantial investment on the part of B2B technology companies. These realities drive the significant marketing expenditures observable in the enterprise technology market. In addition, given the continued acceleration of technological change, at any given time, there are often multiple solution possibilities to any enterprise technology or business need. With each new product or product enhancement, B2B technology companies implement new marketing outreach, and as a result, enterprise technology and business professionals are required to continuously engage in research to stay abreast of the latest developments that could benefit their companies.

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

Enterprise technology and business professionals rely on our content for decision support information tailored to their specific purchasing needs. Our specialized content strategy and comprehensive services enable B2B technology companies to better identify, understand, reach and influence enterprise technology and business professionals who are actively researching purchases in specific enterprise technology sectors. Our solutions benefit from the following competitive advantages:

•

Large and Growing Community of Registered Members and Users. We had approximately 26.9 million registered members and users as of December 31, 2020. With our acquisition of BrightTALK Limited, we added approximately 6.1 million unique users of the BrightTALK platform, which is included in our total number of registered members and users. The targeted nature of our member and user base enables B2B technology companies to reach a specialized audience efficiently because our content is highly segmented and aligned with the B2B technology companies' specific products and services.

•	Strong Customer Relationships. We have developed a broad customer base. During 2020, we delivered marketing services programs for approximately 1,590 companies, who are our customers.
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

•

Proprietary Data on the Research Behavior of our Registered Members, Site Visitors and Users. Through our analytical platforms, we collect information on millions of interactions that our members, users and visitors (and the companies, or accounts, that they are associated with) have with the content on our websites and that we send to them via email. Collection and analysis of this information allows us to increase the relevance of our informational offerings to our members and improves our customers’ ROI by allowing us to deliver better prospects to them more efficiently. This analytics platform not only guides everything we do on our own properties; it is also available to our customers in a variety of forms to aid them in directly optimizing their efforts.

•

Significant Brand Recognition among B2B technology companies and Enterprise Technology and Business Professionals. Our brands are well-recognized by B2B technology companies who value our integrated marketing capabilities and comprehensive high-ROI services. At the same time, our sector-specific offerings command brand recognition among enterprise technology and business professionals, who rely on these websites because of their specificity and depth of content.

Our Solutions

Our solutions consist of:

•

IT Deal AlertTM. A suite of data and services for B2B technology companies that leverages the detailed purchase intent data that we collect on enterprise technology organizations and professionals researching IT purchases on our network of websites. Through proprietary scoring methodologies, we use this insight to help our customers identify and prioritize accounts and contacts whose content consumption around specific enterprise technology topics indicates that they are “in-market” for a particular product or service. The suite of products and services include Priority Engine™, Qualified Sales Opportunities™, and Deal Data™. Priority Engine™ is a subscription service powered by our Activity Intelligence™ platform, which integrates with customer relationship management and marketing automation platforms from salesforce.com, Marketo, Eloqua, Pardot, and Integrate. The service delivers lead generation workflow solutions that enable marketers and sales forces to identify and understand accounts and individuals actively researching new technology purchases and then to engage those active prospects. Qualified Sales Opportunities™ is a product that profiles specific in-progress purchase projects, including information on scope and purchase considerations. Deal Data™ is a customized solution aimed at sales intelligence and data scientist functions within our customer organizations. It renders our Activity Intelligence data into one-time offerings directly consumable by the customer’s internal applications.

•

Demand Solutions. Our offerings enable our customers to reach and influence prospective buyers through content marketing programs, such as white papers, webcasts, podcasts, videocasts, virtual trade shows, and content sponsorships, designed to generate demand for their solutions, and through display advertising and other brand programs that influence consideration by prospective buyers. We believe this allows B2B technology companies to maximize ROI on marketing and sales expenditures by capturing sales leads from the distribution and promotion of content to our audience of enterprise technology and business professionals.

•

Brand Solutions. Our suite of brand solution offerings provide B2B technology companies with direct exposure to targeted audiences of enterprise technology and business professionals actively researching information related to their products and services. We leverage our Activity Intelligence™ platform to enable significant segmentation and targeting of specific audiences that can be accessed through these programs. Components of brand programs may include on-network branding, off-network branding, and microsites and related formats.

•

Custom Content Creation. We also at times create white papers, case studies, webcasts or videos to our customers’ specifications. These customized content assets are then promoted to our audience within both demand solutions and brand solutions programs.

As a result of our recent acquisition of BrightTALK we are now able to provide a platform that allows our customers to create, host and promote webinar, virtual event and video content.

Our solutions benefit enterprise technology and business professionals and B2B technology companies in the following ways:

Benefits to Enterprise Technology and Business Professionals

•

Provide Access to Integrated, Sector-Specific Content. Our offerings provide enterprise technology and business professionals with sector-specific content from the three fundamental sources they value when researching enterprise technology purchasing decisions: industry experts, peers and vendors. Our independent staff creates content specific to the sectors we serve and the key sub-sectors within them. This content is integrated with other content generated by our network of third party industry experts, member-generated content and content from B2B technology companies. The reliability, breadth, depth, and accessibility of our content offerings enable enterprise technology and business professionals to make more informed purchases.

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

Benefits to B2B technology companies

•

Provide Unique Data About In-Market Prospects. Our Activity Intelligence™ analytical product platform captures and interprets the content consumption behaviors of our large base of targeted enterprise technology and business professional members as they research technology needs. This allows us to provide B2B technology companies with powerful behavioral insight to help them more effectively identify and pursue prospective buyers. Vendors who are increasingly making use of data to drive their marketing and sales strategies make use of our offerings as a key input to driving their progress against this objective.

•

Target Active Buyers Efficiently. Our highly targeted content attracts specific, targeted audiences who are actively researching purchasing decisions. Using our database of registered members and users and information we collect about their product interests, we are able to accurately target those registered members and users most likely to be of value to B2B technology companies, and support vendor-customer’s execution with scalable marketing services programs that help influence these prospective buyers.

•

Generate Measurable Results. Our targeted online content offerings enable us to generate and collect valuable business information about each member and user and their technology preferences. As registered members and users access content, we are able to build a profile of their technology interests, and their companies’ interests, as they evolve over time. Through experience, we have identified patterns that are indicative of purchase intent. We leverage this insight to improve ROI on the programs we execute for our clients by focusing specifically where active demand exists. We provide this intelligence directly to B2B technology companies for their own use. This helps them drive continuous improvement in their own marketing and sales workflows and outcomes, whether focused specifically on prospects we provide them or on those they have otherwise obtained, which our information enriches and makes more actionable.

•

Maximize Awareness. As a leading distributor of B2B enterprise technology white papers, webcasts, videocasts, virtual events and podcasts, we offer B2B technology companies the opportunity to educate enterprise technology and business professionals during the research process, prior to any direct interaction with vendor salespeople. By distributing proprietary content and reaching their target audiences via our platform, B2B technology companies can educate audiences, demonstrate much of their product capabilities and proactively brand themselves as specific product leaders. As a result, enterprise technology and business professionals are more aware of, and more knowledgeable about, the vendor’s specifications and product and therefore more likely to consider the vendor. Increased consideration of our B2B technology customers’ offerings combined with accurate purchase intent insight around those prospects who are actively researching a purchase significantly reduces vendor prospecting costs and time expended on inactive accounts.

Our Strategy

Our goal is to deliver superior performance by continuously enhancing our position as a global leader in purchase intent driven marketing and sales services that deliver business impact for B2B technology companies by strengthening our offerings in our three core capability areas: – our specialized content that connects enterprise technology and business professionals with B2B technology companies in the sectors and sub-sectors that we serve, the purchase intent insight analytics and data services our content and member traffic enables, and the marketing services we provide to clients to help meet their business growth objectives.

In order to achieve this goal, we intend to:

•

Continue to Innovate in the Area of Data-Enabled Marketing Services. We believe our ability to leverage our content and audience to identify in-market prospective buyers is a core competency and a key driver of our future growth. Our IT Deal Alert™ suite of offerings, built on our Activity Intelligence™ analytic product platform, consists of multiple recently developed products and services that provide B2B technology companies with data-enabled optimization solutions. We intend to further develop our existing product offerings with new features and launch additional offerings that extend our capabilities based on our customers’ requirements.

•

Expand Long-term Contractual Relationships with Customers. Several of our newly introduced data-enabled marketing products are being offered to our customers on a subscription basis, on multiple quarter, annual or longer agreements, subject to our customers’ right of termination. We intend to expand the number of subscription contracts with our customers, which allows us to work more closely with them in achieving their marketing objectives over an extended period and provides us with stable revenue streams from the continued growth of these products and our successful renewal efforts.

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

•

Continue to Expand Our International Presence. We intend to continue to expand our reach into our addressable market by increasing our presence in countries outside the U.S. We have pursued this strategy by launching our own websites directed at members in the United Kingdom, India, Spain, France, China, Australia, and Singapore, and by acquiring specific properties or companies with attractive properties. We previously expanded by acquiring the Computer Weekly and MicroScope online properties in the United Kingdom and E-Magine Médias SAS, which we call LeMagIT, in France. More recently, we launched German and Portuguese language websites, as well as websites directed towards members in Latin America. We expect to further penetrate foreign markets by directly launching additional sector-specific websites directed at these foreign locales and at additional international markets and by making strategic acquisitions and investments in overseas entities. We believe that our integrated product offering across regions continues to resonate with international marketers and is contributing to our success. We plan to continue investing in these capabilities as we seek opportunities to increase our global reach.

•

Selectively Acquire or Partner with Complementary Businesses. Historically, we have used acquisitions as a means of expanding our content and product and service offerings, web traffic and registered members. Our acquisitions to date can be classified into three categories: content-rich blogs or other individually published sites, typically generating less than $1 million in annual revenues; early stage revenue sites, typically generating between $1 million and $20 million in annual revenues; and later stage revenue sites, typically generating greater than $20 million in annual revenues. As we evaluate companies within these ranges, we consider the following attributes: operations primarily in the enterprise IT market; provides original content which enables us to obtain additional first party purchase intent data; has a registration-based model; has different or complementary product offerings primarily sold on a subscription basis; provides significant cross-sell and upsell opportunities; can be acquired as a reasonable price.  A company does not have to have all of the attributes, but has to have some of the above attributes. We intend to continue to pursue selected acquisition or partnership opportunities in our core markets and in adjacent markets for products with similar characteristics.

Platform and Content

Our content platform consists of a network of specialized websites and webinar and video offerings that serve the needs of enterprise technology and business professionals who are making corporate purchase decisions. At critical stages of the purchase decision process, these content offerings through different channels meet enterprise technology and business professionals’ needs for expert, peer and B2B technology company information and provide a platform on which B2B technology companies can launch targeted marketing campaigns that generate measurable, high ROI.

The table below provides a representation of the key market opportunities we address for our B2B technology company customers.

Audience: Market Categories Sites

Audience: Market Categories Sites (cont.)

Security

ComputerWeekly
ComputerWeekly.de
IoT Agenda
SearchCloudSecurity
SearchDataCenter en Español
SearchSecurity
SearchSecurity Japan
SearchSecurity.com.cn
SearchSecurity.it
SearchSMB Japan

Channel Resources

MicroScope.co.uk
SearchITChannel

Storage

ComputerWeekly
ComputerWeekly.de
LeMagIT.fr
SearchConvergedInfrastructure
SearchDataBackup
SearchDataCenter en Español
SearchDisasterRecovery
SearchServers&Storage Japan
SearchSME Japan
SearchStorage
SearchStorage.com.cn
SearchVirtual.com.cn
SearchVirtualization Japan

Expert Analysis, Research & Content Services

Enterprise Strategy Group

Technology Content Libraries

Bitpipe.com
Bitpipe.com.br
Bitpipe.fr
de.Bitpipe.com
es.Bitpipe.com
WhatIs
WhatIs.com/de
WhatIs.com/fr
wp.techtarget.com.cn

Webinar/Virtual Events Platform

BrightTALK

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

•

Business Applications and Analytics. Our Business Applications and Analytics market category focuses on mission critical software such as enterprise resource planning (“ERP”), databases and business intelligence, content management enterprise resource planning, and customer facing applications such as customer relationship management (“CRM”) software for mid-sized and large companies. Because these applications are critical to the overall success of the businesses that use them, there is a high demand for specialized information by IT and business professionals involved in their purchase, implementation, and ongoing support. Our applications-focused properties in this sector include sites such as SearchCustomerExperience.com, SearchOracle.com, SearchSAP.com, SearchHRSoftware.com, SearchSQLServer.com, and SearchERP.com. These sites are leading online resources that provide this specialized information to support mission critical business applications such as CRM, sales force automation, databases and ERP software. The information produced by these applications is seen as a corporate asset that is essential for gaining competitive advantage through informed, data-driven decisions that can help improve operational efficiency, enable business agility, and improve sales effectiveness and customer service. As a result, business intelligence and analytics have become pervasive as various organizations increasingly rely on mission critical information to optimize their businesses. SearchBusinessAnalytics.com, SearchDataManagement.com, and SearchContentManagement.com, cover the business intelligence, data management, content management and collaboration disciplines associated with such initiatives. SearchCloudComputing.com focuses on cloud-based or SaaS deployments of key business applications.

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

Customers

We market to B2B technology companies targeting specific audiences who are actively researching purchasing decisions. We maintain multiple points of contact with our customers in order to provide support throughout their organization and during critical stages of the sales cycle. As a result, individual customers often run multiple marketing programs with us in order to reach discrete portions of our targeted audience. Our products and services are delivered under both short-term contracts that run for the length of a given marketing program, typically less than six months, and via integrated, longer-term contracts covering various client needs across approximately a year or longer. We have developed a broad customer base and delivered campaigns to approximately 1,590 customers in 2020. During 2020, 2019, and 2018, no single customer represented 10% or more of total revenues.

Sales and Marketing

We have an internal direct sales department that works closely with existing and potential customers to develop customized marketing programs that provide highly targeted access to enterprise technology and business professionals. We organize the sales force by the sector-specific market categories that we operate and have a global accounts team that works with our largest customers. Additionally, we organize certain individuals into Customer Success Teams. Those teams facilitate the usage and renewal of certain of the Company’s products. We believe that our sector-specific sales organization and integrated approach to our product and service offerings allows our sales personnel to develop a high level of expertise in the specific sectors they cover and to create effective marketing programs tailored to the customer’s specific objectives. As of December 31, 2020, our sales and marketing staff (including the sales and marketing staff of our acquired companies) consisted of approximately 440 people. The majority of our sales staff and marketing staff is located in our Newton, Massachusetts headquarters and our offices in San Francisco, California, London, England and Sydney, Australia.  The majority of the BrightTALK sales and marketing staff is located in London, England, Denver, Colorado, New York, New York and San Francisco, California.

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

Through our Press and Public Relations activities, we develop and maintain relationships with key analysts, publications and influencers covering B2B marketing and sales topics.

Online Member and User Acquisition

Our primary source of traffic to our websites is through non-paid traffic sources, such as our existing registered member and user base and organic search engine traffic. Organic search engine traffic is also a key source of new registered members for our sites. Because our sites focus on specific sectors of the enterprise technology market, our content is highly targeted and is an effective means for attracting search engine traffic and from this, growing our membership. We also make marketing expenditures designed to supplement our non-paid traffic and registered members. We employ a variety of other marketing vehicles such as keyword advertising on the major search engines and targeted list rentals of e-mail subscribers from a variety of targeted partners, media sources, and data providers.

Technological Infrastructure

We have developed an expandable operations infrastructure using leading Cloud infrastructure providers and an off-site data center to maintain our websites and online offerings.  All of the critical components of the system are redundant, allowing us to withstand unexpected component failure and to undergo maintenance and upgrades.  Our infrastructure is scalable, enabling us to make additions that fit into the existing environment as our system requirements grow based on traffic, member, and customer growth. Our critical data is copied daily to an online backup storage solution. We maintain a quality assurance process to constantly monitor our servers, processes, and network connectivity.  We leverage industry standard network and perimeter defense technologies, DDoS protection systems, web application firewalls, and enterprise grade DNS services across multiple vendors. We believe that continued development of our technological infrastructure is critical to our success. We have made, and will continue to make, technological improvements and investments in this infrastructure to improve our ability to service our members and customers.

Competition

The market for B2B technology companies marketing spend is highly competitive, and in each of the sectors we serve, as well as across the products and services we offer, our primary competitors include media companies that produce content specifically for enterprise technology and business professionals, providers of technology-based point solutions for data analysis and other service providers. Our primary media competitors, each of which possesses substantial resources to compete, are J2 Global, Madison Logic, and International Data Group. In the online market we generally compete on the basis of target audience, quality and uniqueness of information content, ease of use of our websites for IT and business professionals, and the quality and quantity of sales leads generated for B2B technology companies. We also compete for the members who comprise our target audiences primarily with the media companies that produce content specifically for enterprise technology and business professionals such as J2 Global, and International Data Group. In the data-oriented businesses, we compete with providers of predictive analytics and internet-based analysis including companies like 6sense, Infer, Bombora and Aberdeen. In general marketing services, we compete with list and lead providers of various types such as ZoomInfo Technologies Inc. As a result of our acquisition of BrightTALK, we expect to compete with a number of web-based meeting, webinar and virtual event providers and physical event providers, such as LogMeIn, Intrado and ON24.  Many of these providers possess substantially more resources to compete. As we continue to expand internationally, we expect to compete with many of the competitors mentioned above, as well as with established media companies based in particular countries or geographical regions.

Member and User Privacy

We gather in-depth business information about our registered members and users who provide us or our partners with such information through e-mail, telephone, or other means, including through the submission of webforms displayed on our websites. We also gather information about visitors of certain content on our websites by tracking their content consumption or the content consumption of the companies they work for. We post our privacy policy on our websites so that our members, users and others who visit our websites can access and understand the terms and conditions applicable to the collection and use of their information. Our privacy policy discloses the types of information we gather, how we use it, and how a member or user can correct or change this information, including how a member or user can unsubscribe to our communications and those of our partners. Our privacy policy also explains the circumstances under which we share a member's or user’s information and with whom. Members and users who register receive offers via e-mail, telephone, and other means, such as targeted advertising online or on mobile devices regarding areas of specific interest to them and that are relevant to their professional interests; these offers contain content created either by us or our third party B2B technology customers. To uphold our obligations to our members and users, we impose constraints that are consistent with our privacy policy on the customers and third parties to whom we provide member and user data, including through the use of contractual terms and conditions or data processing agreements, where applicable, that are generally consistent with our obligations to members and users and as set forth in our privacy policies.

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

CAN-SPAM Act. The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the “CAN-SPAM Act”) regulates commercial e-mails and provides a right on the part of the recipient to request the sender to stop sending commercial electronic marketing messages (“commercial e-mails”), and establishes penalties for the sending of e-mail messages that are intended to deceive the recipient as to source or content. Under the CAN-SPAM Act, senders of commercial e-mails (and other persons who initiate those e-mails) are required to make sure that those e-mails do not contain false or misleading transmission information. Commercial e-mails are required to include a valid return e-mail address and other subject heading information so that the sender and the internet location from which the message has been sent are accurately identified. Recipients must be furnished with an electronic method of informing the sender of the recipient’s decision not to receive further commercial e-mails. In addition, the e-mail must include a postal address of the sender and notice that the e-mail is an advertisement. The CAN-SPAM Act may apply to the e-newsletters that our websites distribute to registered members and to some of our other commercial e-mail communications. The U.S. Federal Trade Commission (the “FTC”) has issued regulations related to the CAN-SPAM Act, including interpretations of such act that indicate that e-newsletters, such as those we distribute to our registered members, will be exempt from most of the provisions of the CAN-SPAM Act, provided that they do not contain predominantly marketing content. The CAN-SPAM Act and the FTC’s CAN-SPAM trade regulation rule allow for civil penalties that run into the millions of dollars. Several states have enacted additional, more restrictive and punitive laws regulating commercial email. Foreign legislation exists as well, including Canada’s Anti-Spam Legislation and the European laws that have been enacted pursuant to the General Data Protection Regulation “(GDPR)” and European Union Directive 2002/58/EC and its amendments. We use email as a significant means of communicating with our existing members as well as potential website visitors and members. At this time, we are applying the applicable legal requirements to e-newsletters and all other e-mail communications and believe that our e-mail practices comply with the requirements of the CAN-SPAM Act, state laws and applicable foreign legislation.

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

Other Consumer Protection Regulation. The FTC and many state attorneys general are applying federal and state consumer protection laws to require that the online collection, use and dissemination of data, and the presentation of web site content, comply with certain standards for notice, choice, security and access. In many cases, the specific limitations imposed by these standards are subject to interpretation by courts and other governmental authorities, and courts may adopt these developments as law. In addition, the FTC has published self-regulatory principles to address consumer privacy issues that may arise from so-called “behavioral targeting” (i.e. the tracking of a member’s or user’s online activities in order to deliver advertising tailored to their interests) and to encourage industry self-regulation for public content. Although the FTC excluded from the principles contextual advertising, with respect to other types of behavioral targeting that include the storage of more, and potentially sensitive, data or that collects information outside of the “traditional Web site context” (such as through a mobile device or by an ISP), the FTC has stated that it will continue to evaluate self-regulatory programs and bring law enforcement actions where appropriate. Further, the FTC has indicated that it is considering regulations regarding behavioral advertising, which may include implementation of a more rigorous opt-in regime. An opt-in policy would prohibit businesses from collecting and using information obtained through behavioral targeting activities from individuals who have not voluntarily consented. The FTC has also issued further clarifying guidance regarding consumer privacy and data collection with a particular focus on the mobile environment. A few states have also introduced legislation that, if enacted, would restrict or prohibit behavioral advertising within the state. In the absence of a federal law pre-empting their enforcement, such state legislation would likely have the practical effect of regulating behavioral advertising nationwide because of the difficulties behind implementing state-specific policies. In addition, states (including California) are considering and/or implementing new comprehensive privacy laws (such as the California Consumer Privacy Act) which may have an impact on how we can conduct our business.

Privacy. In addition, the European Union (“EU”) and its member states, the United Kingdom, Canada and numerous other countries have laws, rules and/or regulations dealing with the collection and use of personal information obtained from their citizens. Regulations have focused on, among other things, the collection, use, disclosure and security of information that may be used to identify or that actually identifies an individual, such as an e-mail address, a name, or in some cases, an IP address. These laws also provide consumers the right to access the information a company has collected on them, correct it, request that it be deleted, or to stop the sale of such information to third parties. Additionally, the EU requires informed consent for the placement of a cookie on a user device.

While we believe that we are operating our business in compliance with the laws and regulations that apply to us, such laws and regulations continue to be the focus of legislative bodies, courts, and regulators at the state and federal level as well as in other countries.  This enhanced focus may result in amendments to existing laws and regulations, the enactment of new laws and regulations, and new guidance and interpretation by governmental agencies or the courts. All of these factors could materially impact our business and results of operations.

Intellectual Property

We regard our copyrights, domain names, trademarks, trade secrets and similar intellectual property as important to our success, and we rely upon copyright, trademark and trade secrets laws, as well as confidentiality agreements with our employees and others, and protective contractual provisions, to protect the proprietary technologies and content that we have developed. We pursue the registration of our material trademarks in the U.S. and elsewhere. Currently, our TechTarget trademark and logo, as well as certain other marks and logos, are registered in the U.S. with the U.S. Patent and Trademark Office and in select foreign jurisdictions and we have applied for U.S. and foreign registrations for various other marks. In addition, we have registered over 1,600 domain names that are, or may be, relevant to our business, including “www.techtarget.com,” “www.knowledgestorm.com,” “www.bitpipe.com,” and those leveraging the “search” prefix used in the branding of many of our websites. We also incorporate a number of third party software products into our technology platform pursuant to relevant licenses. We use third party software to maintain and enhance, among other things, the content generation and delivery, and support our technology infrastructure. We are not substantially dependent upon these third party software licenses, and we believe the licensed software is generally replaceable, by either licensing or purchasing similar software from another vendor or building the software functions ourselves.

Human Capital Resources

As of December 31, 2020, we had approximately 940 full-time employees worldwide, which includes employees from our recent acquisitions. Other than a small number of employees in the United Kingdom and France, none of our current employees are represented by a labor union or are the subject of a collective bargaining agreement.  TechTarget is an innovative company in a dynamic environment that fosters a collaborative culture among its energetic, driven and workforce. We value our employees, let them know the objectives and goals, challenge them, equip them with the right tools and resources to succeed, and then empower them to get the job done.  At TechTarget, we give employees direct responsibility for generating results while allowing their ideas to be the catalyst for entirely new areas of opportunity. Our key human capital objectives in managing our business include attracting, developing and retaining top talent while integrating diversity, equity and inclusion principles and practices into our culture.

We strive to attract a pool of diverse and exceptional candidates and support their career growth once they become employees. Our efforts begin during the recruitment process by offering candidates an outstanding, comfortable and welcoming candidate experience where they are able to learn as much about our company and culture as we are able to learn about them. Once hired, we ensure that employees are rewarded, recognized and engaged based on their contributions. We also emphasize in our performance evaluation and career development efforts internal mobility opportunities for employees to drive professional development and we consistently promote approximately 25% of our workforce to positions with increased responsibility each year. Our goal is a long-term, upward-bound career at TechTarget for every employee, which we believe also drives our retention efforts.

Our ability to retain our workforce is also dependent on our ability to foster an environment that is safe, respectful, fair and inclusive of everyone and promotes diversity, equity and inclusion inside and outside of our business. We accomplish this with the strong culture we have built over the past 20+ years and through the efforts of our active culture committees – Women in Business at TechTarget, Health & Fitness at TechTarget, TechTarget Gives and TechTarget Diversity & Inclusion Committee. Each committee has their own distinct mission, but all look to cultivate leadership skills, develop best business practices, encourage knowledge sharing, give back to the community, and provide personal growth and development opportunities while allowing for a wide range of perspectives and experiences.

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

Risks Related to our Business and Operations

Because we depend on our ability to generate revenues from the sale and support of purchase intent driven advertising campaigns, fluctuations in advertising spending could have an adverse effect on our revenues and operating results.

The primary source of our revenues is the sale and support of purchase intent-driven advertising campaigns to our customers. Any reduction in advertising expenditures could have an adverse effect on the Company’s revenues and operating results. We believe that advertising spending on the internet, as in traditional media, fluctuates significantly as a result of a variety of factors, many of which are outside of our control. Some of these factors include:

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

We have been adversely impacted by the new coronavirus disease (“COVID-19”) pandemic and could experience additional adverse impacts that could be material to the Company’s business, operating results, financial condition and liquidity.

Our business was adversely impacted by the effects of the spread of the new coronavirus disease (“COVID-19”). We are witnessing the far-reaching impact that COVID-19 is having on our employees, customers, vendors, members, stockholders, and other stakeholders, as well as the global economy and society at large. While we have responded proactively to address the effects of COVID-19 and to mitigate its potential impacts to our business, including through the elimination of all non-essential travel, transitioning our entire workforce to a remote work environment, and enhancing access to certain health and safety resources for our employees, beginning in March 2020 we saw certain customers extend their normal sales cycles and budget shifts as some customers moved from long-term commitments to shorter-term marketing campaigns as they began to navigate through the pandemic. New customer acquisition has become harder as some potential customers have been less apt to spend on new products or services.

We believe our strong financial position provides us with the flexibility to weather this period of economic uncertainty and the opportunity to respond quickly to our customers with the content and services they expect. However, the restrictive measures local, state, and federal governments (including in the countries outside the U.S. in which we operate) have implemented to prevent the spread of COVID-19, including restrictions on the operation of non-essential businesses, shelter in place orders, travel restrictions, quarantines, school closures, and other community response and social distancing policies and guidelines, will continue to affect the way we and our customers conduct and operate our respective businesses.  We remain open and continue to provide the content and services that are important to our customers. Moreover, our dedicated employees continue to collaborate with each other and our customers and their sales and marketing teams, to deliver high quality, impactful campaigns. While we will continue to actively monitor government restrictions impacting our business and remain focused on business continuity, including reducing expenses and managing liquidity, given the fluid nature of COVID-19, the uncertainty of the pandemic’s duration location, extent and severity of resurgences, and the unknown effects of potential future government actions in response to COVID-19, we cannot estimate the duration or magnitude of its impact on the global economy, our business or our financial results.

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

•	reduced spending by combined entities following such consolidations, leading to volume and price compression and loss of revenue; and
•	the timing of marketing and advertising campaigns around new product introductions and initiatives.

Our future growth will depend in large part on continued increased sales of our data driven products and services.

We sell a suite of data driven products and services, which is based on our Activity Intelligence™ analytics. Our increase in revenues in the year ended December 31, 2020, compared to the year ended December 31, 2019, was driven in part by an increase in sales of data driven products. We expect that data driven products, as well as the expansion of the features in our current product offerings, will be major components of our future growth. The failure of our data driven products to meet anticipated sales levels, our inability to continue to expand our data driven products successfully, or the failure of our current or new products and services to achieve and then maintain widespread customer acceptance could have a material adverse effect on our business and financial results. In addition, competitors may develop a service or application that is similar to our data driven product suite, which could also result in reduced sales for those product offerings.

Our revenues are primarily derived from short-term contracts that may not be renewed.

Our customer contracts are primarily short-term, typically six months or less, and are generally subject to termination without substantial penalty by the customer at any time, generally with minimal notice requirements. We cannot assure you that our current customers will fulfill their obligations under their existing contracts, continue to participate in our existing programs beyond the terms of their existing contracts or enter into any additional contracts for new programs that we offer. In addition, our efforts to enter into longer-term arrangements with customers for our IT Deal Alert™ products and services may not be successful. If a significant number of customers or a few large customers decided not to continue purchasing marketing and advertising services from us, then we could experience a rapid decline in our revenues over a relatively short period of time. Any factors that limit the amount our customers are willing to and do spend on marketing or advertising with us could have a material adverse effect on our business.

If we are unable to deliver content and services that attract and retain a critical mass of members and users, our ability to attract customers may be affected, which could in turn have an adverse effect on our revenues.

Our success depends on our continued ability to deliver original and compelling content and services to attract and retain members and users, as well as our ability to garner a critical mass of members of our websites or users of the BrightTALK platform. Our member and user base is primarily comprised of corporate enterprise technology and business professionals who demand specialized websites and content tailored to the sectors of the enterprise technology products for which they are responsible and that they purchase. Our content and services may not generate engagement with our websites or the BrightTALK platform or continue to attract and retain a critical mass of members and users necessary to attract customers and generate revenues consistent with our historical results and expectations of future results. We also may not develop new content or services in a timely or cost-effective manner. Our ability to develop and produce this specialized content successfully is subject to numerous uncertainties, including our ability to:

•	anticipate and respond successfully to rapidly changing enterprise technology developments and preferences to ensure that our content remains timely and interesting to our members;
•	attract and retain qualified editors, writers, freelancers and technical personnel;
•	fund new development for our programs and other offerings;
•	successfully expand our content offerings into new platform and delivery mechanisms; and
•	promote and strengthen the brands of our websites, webinar platform and our name.

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

Further, we use search engine optimization (“SEO”), to enhance the visibility of our websites and optimize ranking in search engine results. Our ability to successfully manage our SEO efforts across our owned and operated websites depends on our ability to adapt and respond to changes in search engine algorithms and methodologies and changes in search query trends. If we fail to successfully manage our SEO strategy, our owned and operated websites may receive less favorable placement in organic or paid listings, which would reduce the number of visitors to our sites, decrease conversion rates and repeat business and have a detrimental effect our ability to generate revenue.

There are a number of risks associated with our international operations, as well as the expansion of those operations, that could adversely affect our business.

The Company derives a significant portion of its revenues from customers with billing addresses outside of the U.S. For the year ended December 31, 2020 approximately 39% of our revenues were derived from international geo-targeted campaigns, which are campaigns that are targeted at members who reside outside of North America. We have offices in the United Kingdom, France, Germany, Singapore and Australia. We also publish websites in Spanish, French, German, Portuguese and Chinese, targeting members worldwide who speak those languages.

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

Brexit. The United Kingdom’s June 2016 referendum, in which voters approved an exit of the United Kingdom from the European Union, commonly referred to as “Brexit,” resulted in significant general economic uncertainty as well as volatility in global stock markets and currency exchange rate fluctuations. In March 2017, the United Kingdom served notice to the European Council under Article 50 of the Lisbon Treaty of its intention to withdraw from the European Union. As of January 30, 2020, the United Kingdom’s membership in the European Union was terminated and an eleven month transition period began which expired on December 31, 2020. In December 2020, the United Kingdom and the European Union agreed on a trade and cooperation agreement, under which the United Kingdom and the European Union will now form two separate markets governed by two distinct regulatory and legal regimes. The trade and cooperation agreement covers the general objectives and framework of the relationship between the United Kingdom and the European Union, including as it relates to trade, transport and visas. Notably, under the trade and cooperation agreement, United Kingdom service suppliers no longer benefit from automatic access to the entire European Union single market, United Kingdom goods no longer benefit from the free movement of goods and there is no longer the free movement of people between the United Kingdom and the European Union. Depending on the application of the terms of the trade and cooperation agreement, we could face new regulatory costs and challenges. The full effect of Brexit remains uncertain and depends on the application of the terms of the trade and cooperation agreement. Moreover, the overall impact of Brexit may create further global economic uncertainty, which may cause a subset of our customers to more closely monitor their costs in the affected region. Our revenue generated from customers who have billing addresses within the United Kingdom was approximately 12% and 10% of our total revenues for the years ended December 31, 2020 and 2019, respectively.

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

We compete for potential customers with a number of different types of offerings and companies, including: broad‑based media outlets such as television, newspapers and business periodicals that are designed to reach a wide audience; general purpose portals and search engines; and offline and online offerings of media companies that produce content specifically for IT and business professionals, including International Data Group, J2 Global, Madison Logic, and contact providers such as ZoomInfo Technologies Inc. as well as webinar providers such as LogMein, Intrado and ON24. Customers may choose our competitors over us not only because they prefer our competitors’ online offerings to ours but also because customers prefer to utilize other forms of marketing and advertising services offered by our competitors that are not offered by us and/or to diversify their marketing and advertising expenditures. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. They may also offer different pricing than we do, which could be more attractive to customers. Competitors have historically responded, and may continue to respond, to market conditions by lowering prices to try to attract our customers. As a result, we could lose market share to our competitors in one or more of our businesses and our revenues could decline.

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

Our success depends on our ability to attract, hire and retain qualified technical, editorial, sales and marketing, customer support, financial and accounting and other managerial personnel at commercially reasonable rates. The competition for personnel in the industries in which we operate is intense. Our personnel may terminate their employment at any time for any reason. Loss of personnel may also result in increased costs for replacement hiring and training. If we fail to attract and hire new personnel or retain and motivate our current personnel, we may not be able to operate our businesses effectively or efficiently, serve our customers properly or maintain the quality of our content and services. In particular, our success depends in significant part on maintaining and growing an effective sales and customer retention force. This dependence involves a number of challenges, including the need to hire, integrate, motivate and retain additional sales and sales support personnel and train new sales personnel, many of whom lack sales experience when they are hired, as well as increased competition from other companies in hiring and retaining sales personnel.

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

Risks Related to Acquisitions

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

We may fail to realize the anticipated benefits of our acquisitions or those benefits may take longer to realize than expected.

Our ability to realize the anticipated benefits of our acquisitions will depend, to a large extent, on our ability to effectively integrate the acquired businesses with our business, which will be a complex, costly and time-consuming process. We will be required to devote significant management attention and resources to integrate the business practices and operations of the acquired businesses with ours. The integration process may disrupt our business and, if implemented ineffectively, could result in the full expected benefits of the acquisitions not being realized. The failure to meet the challenges involved in the integration process and to realize the anticipated benefits of the acquisitions could cause an interruption of, or a loss of momentum in, our operations and could adversely affect our business, financial condition and results of operations.

Additional integration challenges could include:

•	difficulties in achieving anticipated synergies, business opportunities and growth prospects from the acquisitions;
•	difficulties in the integration of operations and systems;
•	difficulties in conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures;
•	difficulties in the assimilation of employees;
•	challenges in obtaining new customers; and
•	challenges in attracting and retaining key personnel;

Many of these factors are outside of our control and any one of them could result in increased costs and liabilities, loss of customers and other business relationships, competitive response, decreases in the amount of expected revenues and diversion of management’s time and energy, any of which could adversely affect our business, financial condition and results of operations and result in us becoming subject to litigation. In addition, even if the acquired businesses are integrated successfully, the anticipated benefits of the acquisitions may not be realized within the anticipated time frame, or at all. All of these factors could cause reductions in our earnings per share, decrease or delay the expected accretive effect of the acquisitions and negatively impact the price of our common stock. As a result, our acquisitions may not result in the realization of the full anticipated benefits.

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

Policing our intellectual property rights and identifying infringers worldwide is a difficult task, and even if we are able to identify infringers, we may not be able to stop them from infringing our intellectual property. We cannot be certain that third party licensees of our content will adequately protect our proprietary rights. Intellectual property laws and our agreements may not be sufficient to prevent others from copying or otherwise obtaining and using our content or technologies. In addition, others may develop non-infringing technologies that are similar or superior to ours. In seeking to protect our marks, copyrights, domain names and other proprietary rights, we could face costly litigation and the diversion of our management’s attention and resources.

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

We could be subject to infringement claims from third parties, which may or may not have merit. Due to the nature of content published on our online network, including content placed on our online network by third parties, and as a creator and distributor of original content and research, we face potential liability based on a variety of theories, including defamation, libel, negligence, copyright or trademark infringement, or other legal theories based on the nature, creation or distribution of this information. Such claims may also include, among others, claims that by providing hypertext links to websites operated by third parties, we are liable for wrongful actions by those third parties through these websites. Similar claims have been brought, and sometimes successfully asserted, against online services. It is also possible that our members could make claims against us for losses incurred in reliance on information provided on our networks. In addition, we could be exposed to liability in connection with material posted to our internet sites by third parties. For example, many of our sites offer members an opportunity to post comments and opinions that are not moderated. Some of this member-generated content may infringe on third party intellectual property rights or privacy rights or may otherwise be subject to challenge under copyright laws. Such claims, whether brought in the U.S. or abroad, could divert management time and attention away from our business and result in significant cost to investigate and defend, regardless of the merit of these claims. In addition, if we become subject to these types of claims and are not successful in our defense, we may be forced to pay substantial damages. These claims could also result in the need to develop alternative trademarks, content or technology or to enter into costly royalty or licensing agreements. Our insurance may not adequately protect us against these claims. The filing of these claims may also damage our reputation as a high-quality provider of unbiased, timely analysis and result in customer cancellations or overall decreased demand for our services. We may not have, in all cases, conducted formal evaluations of our content, technology and services to determine whether they expose us to any liability of the sort described above. As a result, we cannot be certain that our technology, offerings, services or online content do not or will not infringe upon the intellectual property or other rights of third parties. If we were found to have infringed on a third party’s intellectual property rights or otherwise found liable for damages as a result of such claims, the value of our brands and our business reputation could be impaired, and our business could suffer.

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

We collect information from those who visit or register as members or users on our websites or webinar platform, co-branded sites, or for services, respond to surveys or, in some cases, view our content. Subject to each member’s permission (or right to decline, which we refer to as an “opt-out”, a practice that may differ across our various websites and platforms, depending on the applicable needs and requirements of different countries’ laws), we may use this information to inform our members and users of services that they have indicated may be of interest to them. We may also share this information with our customers for members and users who have elected to receive additional promotional materials and have expressly or implicitly granted us permission to share their information with third parties. We also collect information on our members and users based on their activity on our sites. The U.S. federal government and certain states have adopted or proposed limitations on the collection, distribution and use of personal information of internet users.

Although, to date, our efforts to comply with applicable international, federal and state laws and regulations have not hurt our business, additional, more burdensome laws or regulations, including more restrictive consumer privacy and data security laws, could be enacted or applied to us or our customers. Such laws or regulations could impair our ability to collect member and user information that helps us to provide more targeted content to our website visitors, platform users, members and users and detailed lead data to our customers, thereby impairing our ability to maintain and grow our audience and maximize revenue from our customers. Additionally, the FTC and many state attorneys general are applying federal and state consumer protection laws to require that the online collection, use and dissemination of data, and the presentation of website content, comply with certain standards for notice, choice, security and access. Courts may also adopt these developing standards. In many cases, the specific limitations imposed by these standards are subject to interpretation by courts and other governmental authorities. A few states have also introduced legislation that, if enacted, would restrict or prohibit behavioral marketing and advertising within the state. In the absence of a federal law pre-empting their enforcement, such state legislation would likely have the practical effect of regulating behavioral marketing and advertising nationwide because of the difficulties behind implementing state-specific policies or sending targeted advertising to individuals based on their perceived commercial interests. In the event of additional legislation in this area, our ability to effectively target our website visitors and members may be limited. We believe that we are in compliance with applicable consumer protection laws, but a determination by a state or federal agency or court that any of our practices do not meet these laws and regulations could create liability to us, result in adverse publicity and negatively affect our businesses. New interpretations of these standards could also require us to incur additional costs and restrict our business operations.

Overall privacy laws also are expanding in ways that may impact our business.  For example, the state of California has adopted a new comprehensive privacy law, the California Consumer Privacy Act (“CCPA”), which took effect in January 2020 and became enforceable in July 2020.  We may be required to devote substantial resources to implement and maintain compliance with the CCPA, and noncompliance could result in regulatory investigations and fines or private litigation. Moreover, in November 2020, California voters approved a new privacy law, the California Privacy Rights Act (“CPRA”), which amends the CCPA to create new privacy rights and obligations in California. Several other states are also considering bills similar to the CCPA or other generally applicable privacy laws that may impose additional costs and obligations on us and may impact our ability to conduct our business.

Furthermore, the U.S. Congress also is considering comprehensive privacy legislation.  At this time, it is unclear whether Congress will pass such a law and if so, when and what it will require and prohibit.  There are open questions as to whether a federal law will supplement or pre-empt these emerging state laws, as well as how this potential law will impact the requirements of existing US laws related to personal data, including CAN-SPAM and TCPA.  Moreover, it is not clear whether any such legislation would give the Federal Trade Commission (“FTC”) any new authority to impose civil penalties for violations of the Federal Trade Commission Act in the first instance, whether Congress will grant the FTC rulemaking authority over privacy and information security, or whether Congress will vest some or all privacy and data security regulatory authority and enforcement power in a new agency, akin to EU data protection authorities.

In addition, there are laws in a growing number of countries around the world that may impact our business.  The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply, with additional laws and amendments being passed on a regular basis. The EU and its member states, the United Kingdom, Canada and several other countries and certain states, such as California have regulations dealing with the collection and use of personal information obtained from their citizens. Other countries are considering laws as well.  Regulations in these jurisdictions have focused on the collection, processing, transfer, use, disclosure and security of information that may be used to identify or that actually identifies an individual, such as a name, e-mail address or online identifier (such as an IP address in certain cases). These laws also provide consumers the right to access the information a company has collected on them, correct it, request that it be deleted, or to stop the sale of such information to third parties.

The General Data Protection Regulation (“GDPR”) of the European Union became effective in May 2018 and was designed to, among other things, harmonize disparate data privacy laws found across Europe. GDPR implemented more rigorous principles relating to the data privacy and data protection, including, among other things, enhanced disclosure requirements regarding how personal information is obtained, used, and shared, limitations on the purpose and storage of personal information, mandatory data breach notification requirements and enhanced standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. Its application and scope are extensive and penalties for non-compliance are significant, including fines of up to 20 million Euros or 4% of total worldwide revenue. In the event the Company is deemed not in compliance with GDPR, or fails to maintain compliance, then the Company would be exposed to material damages, costs and/or fines if an EU regulator or EU resident commenced an action. Failure to comply or maintain compliance could cause considerable harm to us and our reputation (including requiring notification to customers, regulators, and/or members), cause a loss of confidence in our services, and deter current and potential customers from using our services.

Further, the European Union also is considering proposals for the Regulation on Privacy and Electronic Communications (“ePrivacy Regulation”) which will replace the ePrivacy Directive and is intended to align with the overall EU data privacy and protection framework, including GDPR.  The ePrivacy Regulation could disrupt the Company’s ability to use or transfer data or to market and sell its products and services, which could have a material adverse effect on our business, financial condition, and operating results.

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

In addition, there are new and evolving requirements being imposed on the transfer of personal data from other countries to the United States, particularly transfers from the European Union.  For certain data transfers and processing activities between the EU and the U.S., our company had relied in part on Court of Justice of the European Union the EU-U.S. Privacy Shield Framework (“the EU Privacy Shield”). The Company self-certified to the EU Privacy Shield and Swiss Privacy Shield most recently on March 6, 2020. On July 16, 2020, however, the Court of Justice of the European Union (“CJEU”) invalidated the EU Privacy Shield. The CJEU upheld the adequacy of EU Standard Contractual Clauses (“SCCs”) issued by the European Commission for the transfer of personal data to data processors established outside of the EU, however, the court made clear that reliance on SCCs alone may not necessarily be sufficient in all circumstances and that their use must be assessed on a case-by-case basis taking into account the surveillance laws and right of individuals in the destination country. The CJEU’s decision took effect immediately. The Company uses several mechanisms to transfer personal data from the EU to the U.S. (including having previously relied on the EU Privacy Shield) and are evaluating what additional mechanisms may be required to establish adequate safeguards for the further transfer of personal data. If supervisory authorities issue guidance on transfer mechanisms, including circumstances where the SCCs cannot be used and/or start taking enforcement action, we could suffer additional costs, complaints, and/or regulatory investigations or fines. Moreover, if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services and could adversely affect our financial results.

In order to continue receiving personal data from the United Kingdom following Brexit, the Company may be required to meet standards for cross-border transfer imposed by the UK itself.

Our digital properties collect and use data about our website visitors’, platform users and members’ online behavior, and the revenue associated with this activity could be impacted by government regulation and enforcement, industry trends, self-regulation, technology changes, consumer behavior and attitude, and private action. We also use such information to call website visitors and members who have provided their telephone numbers to be enrolled as a member or user (for free). Our partners may then follow-up to try to sell products or services to such individuals.

We also work with our partners to deliver targeted advertisements based on members, user, and website visitors’ perceived commercial interests. Many of our users voluntarily provide us with contact and other information when they visit our websites. We may utilize data from third party sources to augment our user profiles and marketing databases so we are better able to personalize content, enhance our analytical capabilities, better target our marketing programs, and better qualify leads for our partners. If changes in user sentiment regarding the sharing of information results in a significant number of visitors to our websites refusing to provide us with contact and other information, our ability to personalize content for our users and provide targeted marketing solutions for our partners would be impaired. If our users choose to opt-out of having their data used for behavioral targeting, it would be more difficult for us to offer targeted marketing programs for our partners.  If we are unable to acquire data from third party sources for whatever reason, or if there is a marked increase in the cost of obtaining such data, our ability to personalize content and provide marketing solutions could be negatively impacted.

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

We currently retain personal, confidential, and/or proprietary information relating to our members and users, employees, and customers in secure database servers. Our industry is prone to cyber-attacks by third parties seeking access to our data or data we have collected from website visitors and members, or to disrupt our ability to provide service. We have experienced and will continue to experience cyber-attacks targeting our database servers and information systems. Cyber-attacks may involve viruses, malware, ransomware, distributed denial-of-service attacks, phishing or other forms of social engineering (predominantly spear phishing attacks), and other methods seeking to gain unlawful access. We may not be able to prevent unauthorized access to these secure database servers and information systems as a result of these third party actions, including intentional misconduct by criminal organizations and hackers or as a result of employee error, malfeasance or otherwise. A security breach could result in intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, the misappropriation of personal, confidential and/or proprietary information, disruptions in our service, and in the unauthorized access to our customers’ data or our data, including intellectual property, business opportunity, and other confidential business information. Additionally, third parties may attempt to fraudulently induce our employees, vendors, or customers into disclosing access credentials such as usernames, passwords or keys in order to gain access to our database servers and information systems.

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

Our operations are dependent on our communications systems and computer hardware, all of which are located in data centers operated by third parties. These systems could be damaged by natural disasters, power loss, telecommunication failures, viruses, hacking and similar events outside of our control. Our insurance policies have limited coverage levels for loss or damages in these events and may not adequately compensate us for any losses that may occur. In addition, terrorist acts or acts of war may cause harm to our employees or damage our facilities, our customers, our customers’ customers and vendors which could adversely impact our revenues, costs and expenses and financial position. We are generally uninsured for losses and interruptions to our systems or cancellations of events caused by terrorist acts and acts of war.

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

In addition, our networks and websites must accommodate a high volume of traffic and deliver frequently updated information. They have experienced, and may experience in the future, slower response times due to higher than expected traffic, or decreased traffic, for a variety of reasons. There have been instances where our online networks as a whole, or our websites individually, have been inaccessible. Also, slower response times, which have occurred more frequently, can result from general internet problems, routing and equipment problems involving third party internet access providers, problems with third party advertising servers, increased traffic to our servers, viruses and other security breaches that are out of our control. In addition, our members depend on internet service providers and online service providers for access to our online networks or websites. Those providers have experienced outages and delays in the past and may experience outages or delays in the future. Moreover, our internet infrastructure might not be able to support continued growth of our online networks or websites. Any of these problems could result in less traffic to our networks or websites or harm the perception of our networks or websites as reliable sources of information. Less traffic on our networks and websites or periodic interruptions in service could have the effect of reducing demand for marketing and advertising on our networks or websites, thereby reducing our revenues.

Our business depends on continued and unimpeded access to the internet by us and our members and users. If government regulations relating to the internet change, internet access providers may be able to block, degrade, or charge for access to certain of our products and services, which could lead to additional expenses and the loss of customers.

Our products and services depend on the ability of our members and users to access the internet. Currently, this access is provided by companies that have significant market power in the broadband and internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies, and government-owned service providers. Some of these providers have taken, or have stated that they may take measures, including legal actions, that could degrade, disrupt, or increase the cost of member access to our advertisements or our third party publishers’ advertisements by restricting or prohibiting the use of infrastructure to support or facilitate our offerings, or by charging increased fees to us or our members to provide our offerings. On December 14, 2017, the Federal Communications Commission voted to repeal the net neutrality rules which were intended, in part, to prevent network operators from discriminating against legal traffic that traverses their networks. It is unclear whether or if such a repeal will be subject to challenge or preemption if the U.S. Congress passes new laws regarding net neutrality. In addition, as we expand internationally, government regulations concerning the internet, in particular net neutrality, may be nascent or non-existent. This regulatory environment, coupled with the potentially significant political and economic power of local network operators, could cause us to experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense, or otherwise negatively affect our business. Such interference could result in a loss of existing customers, and increased costs, and could impair our ability to attract new customers, thereby harming our revenues and growth.

Risks Related to Our Financial Statements and General Corporate Matters

If we do not maintain proper and effective disclosure controls and procedures and internal control over financial reporting, our ability to produce accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business and investors’ views of us.

Ensuring that we have adequate disclosure controls and procedures, including internal financial and accounting controls and procedures, in place to help ensure that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. On an ongoing basis, both we and our independent auditors document and test our internal controls and procedures in connection with the requirements of Section 404 of the Sarbanes-Oxley Act and, as part of that documentation and testing, identify areas for further attention and improvement. Implementing any appropriate changes to our internal controls may entail substantial costs in order to modify our existing accounting systems, take a significant period of time to complete, and distract our officers, directors and employees from the operation of our business. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements may materially and adversely affect our stock price.

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

We have acquired assets and businesses over time, some of which have resulted in the recording of a significant amount of goodwill and/or intangible assets on our consolidated financial statements. We had $179.1 million of goodwill and $108.9 million of net intangible assets as of December 31, 2020. The goodwill was recorded because the fair value of the net tangible assets and/or intangible assets acquired was less than the purchase price. We may not realize the full value of the goodwill and/or intangible assets.

We evaluate goodwill and other intangible assets with indefinite useful lives for impairment on an annual basis or more frequently if events or circumstances suggest that the asset may be impaired. We did not have any intangible assets, other than goodwill, with indefinite lives as of December 31, 2020. We evaluate other intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. If goodwill or other intangible assets are determined to be impaired, we will write-off the unrecoverable portion as a charge to our earnings. If we acquire new assets and businesses in the future, as we intend to do, we may record additional goodwill and/or intangible assets. The possible write-off of the goodwill and/or intangible assets could negatively impact our future earnings and, as a result, the market price of our common stock could decline.

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

Our substantial indebtedness could adversely affect our financial condition.

In December 2020, we issued $201.3 million in aggregate principal amount of 0.125% convertible senior notes due 2025 (the “Notes”). This significant amount of indebtedness we carry could limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements, stock repurchases or other purposes. It may also increase our vulnerability to adverse economic, market and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business operations or to our industry overall, and place us at a disadvantage in relation to our competitors that have lower debt levels. Any or all of the above events and/or factors could have an adverse effect on our results of operations and financial condition.

Servicing our indebtedness will require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our indebtedness.

Our ability to make payments of the principal, to pay interest and special interest on or to refinance our indebtedness, including the Notes, or to make cash payments in connection with any conversion of notes depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our indebtedness, including the Notes, and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring indebtedness or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Future sales of our common stock in the public market could depress the market price of our common stock.

Our directors, executive officers and significant stockholders beneficially own approximately 6.9 million shares of our common stock, which represents 25% of our outstanding shares as of December 31, 2020. In addition, 5,775,627 shares of our common stock are reserved for issuance upon the exercise of stock options and upon conversion of our Notes. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline substantially.

A limited number of stockholders have the ability to influence the outcome of director elections and other matters requiring stockholder approval.

Our directors, executive officers and significant stockholders beneficially own approximately 25% of our outstanding common stock as of December 31, 2020. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the election of directors, the amendment of our certificate of incorporation and bylaws and the approval of mergers or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by other stockholders.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 31, 2020, we are leasing approximately 74,000 square feet of office space for our global headquarters in Newton, Massachusetts, through December 31, 2029. The Company has an option to extend the term for an additional five-year period subject to certain terms and conditions. Additionally, we have smaller leased offices throughout North America, Europe, Asia and Australia. In conjunction with our recent acquisitions, we acquired additional leased offices throughout North America and the United Kingdom.

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

Holders

As of February 17, 2021, according to our transfer agent’s records there were 66 common stockholders of record.

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

Equity Compensation Plan Information

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth under “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in Item 12 of this Annual Report on Form 10-K.

.

Stock Performance Graph

The following graph compares the cumulative total return to stockholders of our common stock for the period from December 31, 2015 to December 31, 2020, to the cumulative total return of the Russell 2000 Index and the S&P 500 Media Industry Index for the same period. This graph assumes investment of $100 on December 31, 2015 in our common stock, the Russell 2000 Index and the S&P 500 Media Industry Index and assumes any dividends are reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$800
$700
$600
$500
$400
$300
$200
$100
$0
12/15
12/16
12/17
12/18
12/19
12/20
TechTarget Inc
Russell 2000
S&P 500 Media Industry

*$100 invested on 12/31/15 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2021 Standard & Poor's, a division of S&P Global. All rights reserved.
Copyright© 2021 Russell Investment Group. All rights reserved.

COMPARATIVE STOCK PERFORMANCE

Among TechTarget, Inc.,

the Russell 2000 Index and

the S&P 500 Media Industry Index

	12/15	12/16	12/17	12/18	12/19	12/20
TechTarget Inc.	$100.00	$106.23	$173.35	$152.05	$325.03	$736.11
Russell 2000	$100.00	$121.31	$139.08	$123.76	$155.35	$186.36
S&P 500 Media Industry	$100.00	$122.40	$135.78	$116.90	$162.12	$188.18

The information included under the heading “Stock Performance Graph” in Item 5 of this Annual Report on Form 10-K is “furnished” and not “filed” and shall not be deemed to be “soliciting material” or subject to Regulation 14A, shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act.

Purchases of Equity Securities by the Issuer

During the fourth quarter of 2020, we did not repurchase any shares of our common stock.

Item 6.	Reserved

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly under the heading “Risk Factors.” Please refer to our “Forward-Looking Statements” section on page 3 of this Annual Report on Form 10-K.

Overview

Background

TechTarget, Inc. is a global data and analytics leader and software provider for purchase intent-driven marketing and sales data which delivers business impact for B2B companies. Our solutions enable B2B technology companies to identify, reach, and influence key enterprise technology decision makers faster and with higher efficacy. We improve IT vendors’ abilities to impact highly targeted audiences for business growth using advanced targeting, first-party analytics and data services complemented with customized marketing programs that integrate demand generation, brand marketing, and advertising techniques.

We enable enterprise technology and business professionals to navigate the complex and rapidly-changing enterprise technology landscape where purchasing decisions can have significant financial and operational consequences. Our content strategy includes three primary sources which enterprise technology and business professionals use to assist them in their pre-purchase research: independent content provided by our professionals, vendor-generated content provided by our customers and member-generated, or peer-to-peer, content. In addition to utilizing our independent editorial content, registered members appreciate the ability to deepen their pre-purchase research by accessing the extensive vendor supplied content available across our website network. Likewise, we believe these members derive significant additional value from the ability our network provides to seamlessly interact with and contribute to information exchanges in a given field.  To advance our ability to provide purchase intent-driven marketing and sales data, we have been acquisitive.  During 2020, we acquired BrightTALK Limited, a technology media company that provides customers with a platform to create, host and promote webinar and video content, The Enterprise Strategy Group, Inc., a leading provider of decision support content based on user research and market analysis for global enterprise companies, and Data Science Central, LLC, a digital publishing and media company focused on data science and business analytics.

We had approximately 26.9 million and 20.0 million registered members and user – our “audiences” – as of December 31, 2020 and 2019, respectively. During the second quarter of 2020, the Company ended a partnership with a company covering the Benelux region. This reduced our member number by 0.5 million. Additionally, we restated our 2019 membership to remove the Benelux member number as of December 31, 2019 (0.5 million). We believe that we have sufficient members within our remaining database to support our business needs within the Benelux region. As a result of the BrightTALK acquisition we added approximately 6.1 million unique users to our audiences. While the size of our registered member base does not provide direct insight into our customer numbers or our revenues, the value of our services sold to our customers is a direct result of the breadth and reach of this content footprint. This footprint creates the opportunity for our clients to gain business leverage by targeting our audiences through customized marketing programs. Likewise, the behavior exhibited by these audiences enables us to provide our customers with data products to improve their marketing and sales efforts. The targeted nature of our member base enables B2B technology companies to reach a specialized audience efficiently because our content is highly segmented and aligned with the B2B technology companies’ specific products.

With it, we have developed a broad customer base and, in 2020 delivered, purchase intent data programs to approximately 1,590 customers.

Executive Summary

Our total revenues for the year ended December 31, 2020 increased approximately $14.4 million, of which approximately $1.2 million was related to the acquisition of the BrightTALK, to $148.4 million, or 11% compared with 2019, driven primarily by higher lead generation revenues.  Our business was impacted by the effects of the spread of COVID-19. We are witnessing the far-reaching impact that COVID-19 is having on our employees, customers, vendors, members, stockholders, and other stakeholders, as well as the global economy and society at large. While we have responded proactively to address the effects of COVID-19 and to mitigate its potential impact on our business, including through the elimination of all non-essential travel, transitioning our entire workforce to a remote work environment, and enhancing access to certain health and safety resources for our employees, beginning in March, 2020 we saw certain customers extend their normal sales cycles and budget shifts as some customers moved from long-term commitments to shorter-term marketing campaigns as they began to navigate through the pandemic. New customer acquisition has become harder as some potential customers have been less apt to spend on new products or services. Additionally, we noted a shift to our digital offerings among our international customers as they were more reliant on face to face events. Revenues from our Priority Engine™ product increased 5% to $52.4 million in 2020 compared to 2019.

Longer-term deals amounted to 34% of our revenue in the fourth quarter of 2020, which is consistent with 34% in the fourth quarter of 2019. The amount of revenue that we derived from longer-term contracts in the fourth quarter of 2020 increased by approximately $2.7 million, an increase of 22% compared to the amount that we recognized in the fourth quarter of 2019.

Gross profit percentage of 75% for 2020 was consistent with 2019 and 2018 gross profit percentage of 76%.

Business Trends

The following discussion highlights key trends affecting our business.

•

Macro-economic Conditions and Industry Trends. Because most of our customers are B2B technology companies, the success of our business is intrinsically linked to the health, and subject to the market conditions, of the IT industry. Despite the current uncertainty in the economy, there are several factors indicating positive IT spending over the next few years is likely. There are several IT catalysts such as AI, security, data analytics, and cloud migrations, to name a few. Our growth continues to be driven in large part by the return on the investments we made in our data analytics suite of products, IT Deal Alert™, which continues to drive market share gains for us. While we will continue to invest in this growth area, management will also continue to carefully control discretionary spending such as travel and entertainment, and the filling of new and replacement positions, in an effort to maintain profit margins and cash flows.

•

COVID-19.  Throughout 2020, we have been impacted by COVID-19 in multiple ways; we noted an acceleration of our international revenue as customers in those regions moved from face-to-face events to online platforms; we noted a reticence among certain of our customers to enter into longer-term contractual relationships which had a negative impact on the percentage of revenue under longer term-contracts;  we noted our ability to expand our new logo acquisition with our Priority Engine Express offering was negatively impacted.  We anticipate certain of these trends to continue throughout 2021.

•

Brexit. The United Kingdom’s June 2016 referendum, in which voters approved an exit of the United Kingdom from the European Union, commonly referred to as “Brexit,” resulted in significant general economic uncertainty as well as volatility in global stock markets and currency exchange rate fluctuations. In March 2017, the United Kingdom served notice to the European Council under Article 50 of the Lisbon Treaty of its intention to withdraw from the European Union. As of January 30, 2020, the United Kingdom’s membership in the European Union was terminated and an eleven-month transition period began. In December 2020, the United Kingdom and the European Union agreed on a trade and cooperation agreement, under which the United Kingdom and the European Union will now form two separate markets governed by two distinct regulatory and legal regimes. The trade and cooperation agreement covers the general objectives and framework of the relationship between the United Kingdom and the European Union, including as it relates to trade, transport and visas. Notably, under the trade and cooperation agreement, United Kingdom service suppliers no longer benefit from automatic access to the entire European Union single market, United Kingdom goods no longer benefit from the free movement of goods and there is no longer the free movement of people between the United Kingdom and the European Union. Depending on the application of the terms of the trade and cooperation agreement, we could face new regulatory costs and challenges. The full effect of Brexit remains uncertain and depends on the application of the terms of the trade and cooperation agreement. Our revenue generated from customers who have billing addresses within the United Kingdom was approximately 12% of our total revenues for the years ended December 31, 2020.

•

Customer Demographics. In the year ended December 31, 2020, revenues from our legacy global customers (a static cohort comprising of our 10 historically largest on premises hardware technology companies), decreased by approximately 9% compared to the prior year. Revenues from our largest 100 customers, excluding the legacy global customers described above, increased by approximately 17% compared to the prior year. Revenues attributable to our remaining customers, which includes venture capital-backed start-ups that primarily operate in North America, increased by approximately 14% over the prior year.

Our key strategic initiatives include:

•	Geographic – During 2020, approximately 39% of our revenues were derived from international campaigns.
•

Product –Purchase intent data continues to drive our product road strategy. During 2021, we intend to improve upon our sales use case by expanding our sales alerts and inbound converter features among other strategic objectives.  We will also incorporate the purchase intent data from BrightTALK into Priority Engine™.

•

Our revenues were up 11% in 2020 compared to 2019, which was primarily driven by the increases noted above. We have looked extensively at the dynamics between IT Deal Alert™ and other offerings and have evaluated whether our growth in IT Deal Alert™ customers is taking away from other products for those same accounts. However, our data indicates that this is not the case, and while our sales team is leading with IT Deal Alert™, our sales team continues to emphasize the benefits of integration across our product offerings.

Sources of Revenues

•	Sources of Revenues

Revenue for the twelve-month periods ended December 31, 2020, 2019 and 2018 by geo-target were as follows (in thousands):

	Twelve Months Ended December 31,
			2020 vs.		2019 vs.
			2019		2018
	2020	2019	% change	2018	% change
Revenue
North America	$90,919	$89,582	1%	$82,660	8%
International	57,457	44,375	29%	38,673	15%
Total Revenues	$148,376	$133,957	11%	$121,333	10%

We sell customized marketing programs to B2B technology companies targeting a specific audience within a particular enterprise technology or business sector or sub-sector. We maintain multiple points of contact with our customers to provide support throughout their organizations and their customers’ IT sales cycles. As a result, our customers often run multiple advertising programs with us in order to target their desired audience of enterprise technology and business professionals more effectively. There are multiple factors that can impact our customers’ marketing and advertising objectives and spending with us, including but not limited to, IT product launches, increases or decreases to their advertising budgets, the timing of key industry marketing events, responses to competitor activities and efforts to address specific marketing objectives such as creating brand awareness or generating sales leads. Our products and services are generally delivered under short-term contracts that run for the length of a given program, typically less than nine months. In 2016, we began to enter into longer-term contracts with certain customers, and in the quarter ended December 31, 2020 approximately 34% of our revenues were from contracts in excess of 270 or more days (“longer-term contracts”).

Product and Service Offerings

We use our offerings to provide B2B technology companies with numerous touch points to identify, reach and influence key enterprise technology decision makers. The following is a description of the products and services we offer:

IT Deal Alert™. IT Deal Alert™ is a suite of products and services for B2B technology companies that leverages the detailed purchase intent data that we collect about end-user enterprise technology organizations. Through proprietary scoring methodologies, we use this insight to help our customers identify and prioritize accounts whose content consumption around specific enterprise technology topics indicates that they are “in-market” for a particular product or service. We also use the data directly to identify and further profile accounts’ upcoming purchase plans.

•

IT Deal AlertTM. A suite of data and services for B2B technology companies that leverages the detailed purchase intent data that we collect on enterprise technology organizations and professionals researching IT purchases on our network of websites. Through proprietary scoring methodologies, we use this insight to help our customers identify and prioritize accounts and contacts whose content consumption around specific enterprise technology topics indicates that they are “in-market” for a particular product or service. The suite of products and services includes Priority Engine™, Qualified Sales Opportunities™, and Deal Data™. Priority Engine™ is a subscription service powered by our Activity Intelligence™ platform, which integrates with customer relationship management and marketing automation platforms from salesforce.com, Marketo, Eloqua, Pardot, and Integrate. The service delivers lead generation workflow solutions that enable marketers and sales forces to identify and understand accounts and individuals actively researching new technology purchases and then to engage those active prospects. Qualified Sales Opportunities™ is a product that profiles specific in-progress purchase projects, including information on scope and purchase considerations. Deal Data™ is a customized solution aimed at sales intelligence and data scientist functions within our customer organizations. It renders our Activity Intelligence™ data into one-time offerings directly consumable by the customer’s internal applications.

•	Channel Offerings. Our offering allows our customers to deliver unlimited live webinars and videos to an unlimited audience.
•

Demand Solutions. Our offerings enable our customers to reach and influence prospective buyers through content marketing programs, such as white papers, webcasts, podcasts, videocasts, virtual trade shows, and content sponsorships, designed to generate demand for their solutions, and through display advertising and other brand programs that influence consideration by prospective buyers. We believe this allows B2B technology companies to maximize ROI on marketing and sales expenditures by capturing sales leads from the distribution and promotion of content to our audience of enterprise technology and business professionals.

•

Brand Solutions. Our suite of brand solutions offerings provides B2B technology companies with direct exposure to targeted audiences of enterprise technology and business professionals actively researching information related to their products and services. We leverage our Activity Intelligence™ platform to enable significant segmentation and targeting of specific audiences that can be accessed through these programs. Components of brand programs may include on-network branding, off-network branding, and microsites and related formats.

•

Custom Content Creation. We also at times create white papers, case studies, webcasts or videos to our customers’ specifications. These customized content assets are then promoted to our audience within both demand solutions and brand solutions programs.

As a result of our recent acquisition of BrightTALK we are now able to provide a platform that allows our customers to create, host and promote webinar, virtual event and video content.

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

General and Administrative. General and administrative expenses consist primarily of salaries and related personnel costs; facility expenses and related overhead; accounting, legal and other professional fees; transaction-related expenses; and stock-based compensation expenses.

Depreciation. Depreciation expense consists of the depreciation of our property and equipment and other capitalized assets. Depreciation is calculated using the straight-line method over their estimated useful lives, ranging from three to eleven years.

Amortization of Intangible Assets. Amortization of intangible assets expense consists of the amortization of intangible assets recorded in connection with our acquisitions. Separable intangible assets that are not deemed to have an indefinite life are amortized over their estimated useful lives, which range from eighteen months to nineteen years, using methods that are expected to reflect the estimated pattern of economic use.

Interest and Other Expense, Net. Interest expense, net consists primarily of interest costs and the related amortization of deferred issuance costs on our Notes and amounts borrowed under our current and our prior loan agreements and amortization of premiums on our investments, less any interest income earned on cash, cash equivalents and short-term and long-term investments. We historically have invested our cash in money market accounts, municipal bonds, government agency bonds, U.S. Treasury securities, and corporate bonds. Other expense consists primarily of non-operating gains or losses, primarily related to realized and unrealized foreign currency gains and losses on trade assets and liabilities.

Application of Critical Accounting Policies and Use of Estimates

The discussion of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue, long-lived assets, goodwill, stock-based compensation, contingent liabilities, self-insurance accruals and income taxes. We base our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe to be reasonable. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Our actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments used in the preparation of our consolidated financial statements. See the notes to our consolidated financial statements for information about these critical accounting policies as well as a description of our other accounting policies.

Revenue Recognition

We generate substantially all of our revenues from the sale of targeted marketing and advertising campaigns, which we deliver via our network of websites and data analytics solutions (see above “Product and Service Offerings”). We recognize revenue when performance obligations are satisfied by transferring promised goods and services to customers in an amount the Company expects to receive in exchange for those goods or services. The Company enters into contracts that can include various combinations of its offerings which are generally capable of being distinct and accounted for as a separate performance obligation.  When performance obligations are combined into a single contract, we utilize stand-alone selling price (“SSP) to allocate the transaction price among the performance obligations.  Our estimates of SSP for each performance obligation require judgement that considers multiple factors such as historical pricing trends, pricing practices within different geographies.

Revenue from our brand and demand solutions is primarily recognized when the transfer of control occurs. Certain of the contracts within brand and demand solutions are duration-based campaigns which, in the event of customer cancellation, provide the Company with an enforceable right to a proportional payment for the portion of the campaign based on services provided. Accordingly, revenue from duration-based campaigns is recognized using a time-based measure of progress, which the Company believes best depicts how it satisfies its performance obligations in these arrangements as control is continuously transferred throughout the contract period. Revenue from microsites is recognized ratably over the life of the contract. Revenue from custom content creation is recognized over the expected period of performance using a single measure of progress, typically based on hours incurred. Payments received in advance of services being rendered are recorded as deferred revenue.

Changes in judgements regarding these assumptions could impact the timing of revenue recognition.

Long-Lived Assets

Our long-lived assets consist primarily of property and equipment, capitalized software, goodwill, and other intangible assets. Goodwill and other intangible assets have arisen from our acquisitions. The amount assigned to intangible assets is subjective and based on our estimates of the future benefit of the intangible assets using accepted valuation techniques, such as discounted cash flow. Our long-lived assets, other than goodwill, are amortized over their estimated useful lives, which we determine based on the consideration of several factors including the period of time the asset is expected to remain in service. Intangible assets are amortized over their estimated useful lives, which range from eighteen months to nineteen years, using methods of amortization that are expected to reflect the estimated pattern of economic use.   The carrying amounts of our acquired intangible assets are periodically reviewed for impairment whenever events or changes in circumstances indicate the assets may not be recoverable or their useful life is shorter than originally estimated.  Consistent with our determination that we have only one reporting segment, we have determined that there is only one reporting unit and test goodwill for impairment at the entity level. We evaluate the carrying value and remaining useful lives of long-lived assets, other than goodwill, whenever indicators of impairment are present. We evaluate the carrying value of goodwill annually using the two-step process required by Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other (“ASC 350”). The first step of the impairment test is to identify potential impairment by comparing the reporting unit’s fair value with its net book value (or carrying amount), including goodwill. The fair value is estimated based on a market value approach. If the fair value of the reporting unit exceeds it carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is not performed. Whenever indicators of impairment are present, we would perform the second step and compare the implied fair value of the reporting unit’s goodwill, as defined by ASC 350, to it carrying value to determine the amount of the impairment loss, if any. As of December 31, 2020, there were no indications of impairment based on our analysis, and our estimated fair value exceeded our carrying value by a significant margin.

Business Combinations and Valuation of Goodwill and Acquired Intangible Assets

The Company uses its best estimates and assumptions to allocate fair value to the net tangible and identifiable intangible assets acquired and liabilities assumed at the acquisition date. Any residual purchase price is recorded as goodwill.  The Company’s estimates are inherently uncertain and subject to refinement and can include but are not limited to, the cash flows that an asset is expected to generate in the future, and the appropriate weighted-average cost of capital.

During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. In addition, uncertain tax positions and tax-related valuation allowances are initially recorded in connection with a business combination as of the acquisition date. The Company continues to collect information and reevaluates these estimates and assumptions quarterly and records any adjustments to the Company’s preliminary estimates to goodwill provided that the Company is within the measurement period. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statement of operations.

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

	Years Ended December 31,
	2020	2019	2018
Expected volatility	40%	39%	39%
Expected term	6 years	6 years	6 years
Risk-free interest rate	0.34%	2.15%	2.82%
Expected dividend yield	—%	—%	—%
Weighted-average grant date fair value per share	$11.29	$8.08	$11.94

The expected volatility of options granted in 2020, 2019, and 2018 was determined using a weighted average of the historical volatility of our stock for a period equal to the expected life of the option. The risk-free interest rate is based on a zero-coupon U.S. treasury instrument whose term is consistent with the expected life of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. We applied an estimated annual forfeiture rate based on historical averages in determining the expense recorded in each period.

Internal-Use Software and Website Development Costs

We capitalize costs of materials, consultants and compensation and related expenses of employees who devote time to the development of internal-use software and website applications. We begin to capitalize our costs to develop software and website applications when planning stage efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed, and the software will be used as intended. Our judgment is required in determining the point at which various projects enter the state at which costs may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized, which is generally three years. To the extent that we change the manner in which we develop and test new features and functionalities related to our internal use software and websites, assess the ongoing value of capitalized assets or determine the estimated useful lives over which the costs are amortized, the amount of internal use software and website development costs we capitalize and amortize in future periods would be impacted. We review capitalized internal-use software and website development costs for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We would recognize an impairment loss only if the carrying amount of the asset is not recoverable and exceeds its fair value.  There were no impairments to internal-use software and website developments costs during the years ended December 31, 2020, 2019 or 2018. We capitalized internal-use software and website development costs of $6.1 million, $5.1 million, and 3.0 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Income Taxes

We are subject to income taxes in both U.S. and foreign jurisdictions, and we use estimates in determining our provision for income taxes. We recognize deferred tax assets and liabilities based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates expected to be in effect when such differences are settled.

Our net deferred tax liabilities are comprised primarily of book to tax differences on stock-based compensation, basis difference in convertible debt and timing of deductions for right-of-use assets and lease liabilities, accrued expenses, depreciation, and amortization.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Years Ended December 31,
	2020		2019		2018
	($ in thousands)
Revenues:	$148,376	100%	$133,957	100%	$121,333	100%
Total cost of revenues	37,344	25	31,858	24	28,959	24
Gross profit	111,032	75	102,099	76	92,374	76
Operating expenses:
Selling and marketing	55,455	37	52,462	39	47,779	39
Product development	7,827	5	8,107	6	8,869	7
General and administrative	18,983	13	14,088	11	14,557	12
Depreciation and amortization	5,946	4	4,703	4	4,548	4
Total operating expenses	88,211	59	79,360	59	75,753	62
Operating income	22,821	16	22,739	17	16,621	14
Interest and other expense, net	(317)	(0)	(691)	(1)	(1,778)	(2)
Income before provision for income taxes	22,504	16	22,048	16	14,843	12
Provision for income taxes	5,436	4	5,173	4	1,888	1
Net income	$17,068	12%	$16,875	12%	$12,955	11%

Comparison of Fiscal Years Ended December 31, 2020 and 2019

Revenues

	Years Ended December 31,
	2020	2019	Increase	Percent Change
	($ in thousands)
Total revenues	$148,376	$133,957	$14,419	11%

Revenues for the year ended December 31, 2020 (“fiscal 2020”) increased 11% over the year ended December 31, 2019 (“fiscal 2019”). The increase in revenues was mainly due to increases in our lead generation business and our growth in international revenue due to shifts in marketing spend resulting from the impacts of COVID-19.  Priority Engine™ revenues were up 5% in fiscal 2020 compared to fiscal 2019.

Cost of Revenues and Gross Profit

	Years Ended December 31,
	2020	2019	Increase	Percent Change
	($ in thousands)
Total cost of revenues	$37,344	$31,858	$5,486	17%
Gross profit	$111,032	$102,099	$8,933	9%
Gross profit percentage	75%	76%

Cost of Revenues. Cost of revenues for fiscal 2020 increased by $5.5 million as compared to fiscal 2019. The increase in cost of revenues in fiscal 2020 was primarily driven by the increase in variable costs attributable to contracted services costs related to fulfilling campaigns.

Gross Profit. Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. Gross profit percentage was 75% for fiscal 2020 and 76% for fiscal 2019.

Operating Expenses and Other

	Years Ended December 31,
	2020	2019	Increase (Decrease)	Percent Change
	($ in thousands)
Operating expenses:
Selling and marketing	$55,455	$52,462	$2,993	6%
Product development	7,827	8,107	(280)	(3)
General and administrative	18,983	14,088	4,895	35
Depreciation and amortization	5,946	4,703	1,243	26
Total operating expenses	$88,211	$79,360	$8,851	11%
Interest and other expense, net	$(317)	$(691)	$374	(54)%
Provision for income taxes	$5,436	$5,173	$263	5%

Selling and Marketing.  Sales and marketing costs increased by $3.0 million for fiscal 2020 as compared to the fiscal 2019 primarily as a result of an increase in salaries and related costs (including an increase in stock compensation of $1.6 million).

Product Development. Product development costs decreased by $0.3 million in fiscal 2020 as compared to fiscal 2019.  Pay and benefit costs decreased by $0.5 million, primarily due to an increase in the amount of labor costs capitalized as internal use software.  Decrease was offset by stock-based compensation costs increasing by $0.1 million primarily due to increase in stock price and costs of services and software increasing by $0.1 million.

General and Administrative. General and administrative costs increased by $4.9 million in fiscal 2020 as compared to fiscal 2019 primarily due to higher legal and professional fees relating to our acquisitions and other matters of approximately $4.3 million and an increase in stock-based compensation costs of $0.6 million.

Depreciation and Amortization. Depreciation expense in fiscal 2020 increased by $1.2 million as compared to fiscal 2019 primarily due to depreciation relating to new additions placed in service during 2020 and an increase in amortization expense relating to acquired intangibles.

Interest and Other Expense, Net. Interest and other expense, net in fiscal 2020 decreased by $0.4 million as compared to fiscal 2019. Primarily due to the increase in interest expense of $0.2 million from our issuance of convertible notes and the related amortization of costs associated with the offering and the amortization of the amount of the convertible note categorized into equity offset by foreign currency-related gains of $0.7 million in fiscal 2020 as compared to $51 thousand in fiscal 2019. The foreign currency-related gains and losses were due to changes in exchange rates in currencies where we record accounts receivable and accounts payable in the normal course of business, largely the United Kingdom and Australia.

Provision for Income Taxes. Our effective tax rate was 24.2% and 23.5% for the years ended December 31, 2020 and 2019, respectively. The higher rate in 2020 as compared to 2019 was primarily due to higher income and increase in non-deductible expenses and offset by increase in excess tax benefits of stock-based compensation. The effective tax rate differs from the statutory rate primarily due to permanent differences of non-deductible expenses, excess tax deductions from stock-based compensation, state income taxes, and foreign income taxes.

Comparison of Fiscal Years Ended December 31, 2019 and 2018

Revenues

	Years Ended December 31,
	2019	2018	Increase	Percent Change
	($ in thousands)
Total revenues	$133,957	$121,333	$12,624	10%

Revenues for the year ended December 31, 2019 increased 10% over the year ended December 31, 2018. The increase in revenues was due to our successful efforts in obtaining new Priority Engine™ customers and existing customers increasing their spend for data driven marketing products.  Priority Engine™ revenues were up 34% in fiscal 2019 compared to fiscal 2018 which was driven by the addition of approximately 210 new Priority Engine™ customers.

Cost of Revenues and Gross Profit

	Years Ended December 31,
	2019	2018	Increase	Percent Change
	($ in thousands)
Cost of revenues:
Total cost of revenues	$31,858	$28,959	$2,899	10%
Gross profit	$102,099	$92,374	$9,725	11%
Gross profit percentage	76%	76%

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

Selected Quarterly Results of Operations

The following table presents our unaudited quarterly consolidated results of operations for the eight quarters ended December 31, 2020. The unaudited quarterly consolidated information has been prepared on the same basis as our audited consolidated financial statements. You should read the following table presenting our quarterly consolidated results of operations in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The operating results for any quarter are not necessarily indicative of the operating results for any future period.

	For the Three Months Ended
	2020				2019
	Mar. 31	Jun. 30	Sep. 30	Dec. 31	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Total revenues	$31,416	$34,795	$36,244	$45,921	$29,972	$34,286	$33,809	$35,890
Total cost of revenues	8,151	8,784	9,212	11,197	7,012	7,952	8,047	8,847
Total gross profit	23,265	26,011	27,032	34,724	22,960	26,334	25,762	27,043
Total operating expenses	19,681	19,135	20,560	28,835	18,585	20,246	18,851	21,678
Operating income	$3,584	$6,876	$6,472	$5,889	$4,375	$6,088	$6,911	$5,365
Net income	$2,207	$4,774	$6,782	$3,305	$3,290	$4,151	$5,351	$4,083
Net income per common share:
Basic	$0.08	$0.17	$0.24	$0.12	$0.12	$0.15	$0.19	$0.15
Diluted	$0.08	$0.17	$0.24	$0.12	$0.12	$0.15	$0.19	$0.14

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

Liquidity and Capital Resources

Resources

At December 31, 2020, our cash, cash equivalents and investments totaled $82.7 million. Our cash, cash equivalents and investments increased by $25.2 million during fiscal 2020, primarily due to the cash generated from operations and the issuance of our convertible notes. Partially offset by the cash generated from acquisitions, the repurchase of shares under our stock repurchase plan and the extinguishment of our term loan. Additionally, we utilized cash for purchases of property and equipment and other capitalized assets. We believe that our existing cash, cash equivalents, and investments, and our cash flow from operating activities will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion internationally, future acquisitions we might undertake, and the expansion into complementary businesses. To the extent that our cash and cash equivalents, investments and cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more additional acquisitions of businesses.

	As of December 31,
	2020	2019	2018
Cash, cash equivalents and investments	$82,700	$57,499	$35,173
Accounts receivable, net	$40,183	$27,102	$30,042

Cash, Cash Equivalents and Investments

Our cash, cash equivalents and investments at December 31, 2020 were held for working capital purposes and were invested primarily in bonds. We do not enter into investments for trading or speculative purposes.

Accounts Receivable, Net

Our accounts receivable balance fluctuates from period to period, which affects our cash flows from operating activities. The fluctuations vary depending on the timing of our service delivery and billing activity, cash collections, and changes to our allowance for doubtful accounts. We use days sales outstanding (“DSO”) as a measurement of the quality and status of our receivables. We define DSO as net accounts receivable at quarter end divided by total revenues for the applicable period, multiplied by the number of days in the applicable period. DSO was 57 days at December 31, 2020, 69 days at December 31, 2019 and 87 days at December 31, 2018. The debtor days exclude our December 2020 acquisitions. The change in DSO year over year is primarily due to the timing of payments from all classes of customers.

Cash Flows

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Net cash provided by operating activities	$52,453	$39,449	$23,877
Net cash (used in) provided by investing activities	$(175,747)	$(10,847)	$1,692
Net cash (used in) provided by financing activities	$153,366	$(10,721)	$(16,778)

Operating Activities

Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, the provision for bad debt, stock-based compensation, deferred income taxes, and the effect of changes in working capital and other activities.

The increase in cash provided by operating activities in fiscal 2020 compared to fiscal 2019 was primarily the result of increases in non-cash stock compensation of $2.6 million, a $1.9 million increase in depreciation and amortization expense and changes in operating assets and liabilities, primarily driven by a $7.0 million increase in accrued expenses and a $2.9 million increase in other liabilities.

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

Investing Activities

Cash used in investing activities in the year ended December 31, 2020 was $175.7 million; which consisted of $6.7 million for the purchase of property and equipment and other capitalized assets, made up primarily of computer equipment and related software and internal-use development costs, and $174.0 million for the purchase of various businesses during 2020, offset in part by $5.0 million from sales of short-term investments.

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

Capital Expenditures. We have made capital expenditures primarily for computer equipment and related software needed to host our websites, internal-use software development costs, as well as for leasehold improvements and other general purposes to support our growth. Our capital expenditures totaled $6.7 million, $6.3 million, and $5.5 million for the years ended December 31, 2020, 2019, and 2018, respectively. A majority of our capital expenditures in 2020, 2019, and 2018 were internal-use software and website development costs and, to a lesser extent, computer equipment and related software. Additionally, during 2018, the Company expended funds relating to leasehold improvements at its corporate offices.

We expect to spend approximately $10.5 million in capital expenditures in 2021, primarily for internal-use software and website development costs and computer equipment and related software. We are not currently party to any purchase contracts related to future capital expenditures. We believe we can fund these future additions through cash generated from operations.

Financing Activities

During 2020, we received net proceeds from our convertible notes offering of approximately $195 million.  Additionally, we received proceeds from the exercise of stock options in the amounts of $0.6 million, $0.4 million and $1.0 million in the years ended December 31, 2020, 2019, and 2018, respectively. These inflows were offset by $14.8 million, $7.1 million, and $7.1 million used for the repurchase of shares under our stock repurchase programs in 2020, 2019, and 2018, respectively, as well as $3.5 million, $2.8 million, and $3.2 million related to tax withholdings on net share settlements in 2020, 2019, and 2018, respectively.

Common Stock Repurchase Programs

In November 2018, we announced that our Board had authorized a $25.0 million stock repurchase program (the “November 2018 Repurchase Program”) whereby we are authorized to repurchase our common stock from time to time on the open market or in privately negotiated transactions at prices and in the manner that may be determined by management. During the last quarter of 2019 we repurchased 94,125 shares of common stock for an aggregate purchase price of approximately $2.3 million pursuant to the November 2018 Repurchase Program. In the twelve months ended December 31, 2020 we repurchased a total of 736,760 shares for an aggregate purchase price of approximately $14.8 million under the “November 2018 Repurchase Program.” We terminated this repurchase program in May 2020.

In May 2020, we announced that our Board had authorized a $25.0 million stock repurchase program (the “May 2020 Repurchase Program”) whereby we are authorized to repurchase our common stock from time to time on the open market or in privately negotiated transactions at prices and in the manner that may be determined by management.  No amounts were repurchased under this plan during 2020.

Repurchased shares were recorded under the cost method and are reflected as treasury stock in the accompanying Consolidated Balance Sheets. All repurchased shares were funded with cash on hand. (see Note 12 to our Consolidated Financial Statements).

Convertible Senior Notes and Contractual Commitments

In December 2020, the Company issued $201.25 million in aggregate principal amount of 0.125% convertible senior notes due December 15, 2025, unless earlier repurchased by the Company or converted by the holder pursuant to their terms. Interest is payable semiannually in arrears on June 15 and December 15 of each year, commencing on June 15, 2021.

The Notes are governed by an Indenture between the Company, as issuer, and U.S. Bank, National Association, as trustee. The Notes are unsecured and rank senior in right of payment to the Company’s future indebtedness that is expressly subordinated in right of payment to the Notes and equal in right of payment to the Company’s unsecured indebtedness that is not so subordinated.

Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s election.

The Notes have an initial conversion rate of 14.1977 shares of common stock per $1,000 principal amount of Notes. This represents an initial effective conversion price of approximately $70.43 per share of common stock and 2,858,706 shares issuable upon conversion. Throughout the term of the Notes, the conversion rate may be adjusted upon the occurrence of certain events. Holders of the Notes will not receive any cash payment representing accrued and unpaid interest, if any, upon conversion of a Note, except in limited circumstances. Accrued but unpaid interest will be deemed to be paid by cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock paid or delivered, as the case may be, to the holder upon conversion of Notes.

As of December 31, 2020, our principal contractual commitments consist of obligations under leases for office space and our Convertible Debt. The offices are leased under non-cancelable operating lease agreements that expire through 2029.

The following table sets forth our commitments to settle contractual obligations in cash as of December 31, 2020:

	Payments Due By Period (in thousands)
Contractual Obligations	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years
Convertible Senior Notes	$201,250	$—	$—	$201,250	$—
Operating leases	35,604	4,723	8,868	7,717	14,296
Total	$236,854	$4,723	$8,868	$208,967	$14,296

See Note 9 to our Consolidated Financial Statements for further information on our Convertible Senior Notes and Note 10 to our Consolidated Financial Statements for further information with respect to our operating leases.

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

Foreign Currency Exchange Risk

We currently have subsidiaries in the United Kingdom, Hong Kong, Australia, Singapore, Germany and France. Approximately 30% of our revenues for the year ended December 31, 2020 were derived from customers with billing addresses outside of the United States and our foreign exchange gains/losses were not significant. Currently, our largest foreign currency exposures are the euro and British pound. We performed a sensitivity analysis on the impact of foreign exchange fluctuations on our operating income, based on our financial results for the year ended December 31, 2020. For the year ended December 31, 2020, we estimate that a 10% unfavorable movement in foreign currency exchange rates would have decreased operating income by less than $100 thousand assuming that all currencies moved in the same direction at the same time and a constant ratio of non-U.S. dollar denominated revenue and expenses to U.S. dollar denominated revenue and expenses. Since a portion of our revenue is deferred revenue that is recorded at different foreign currency exchange rates, the impact to revenue of a change in foreign currency exchange rates is recognized over time, and the impact to expenses is more immediate, as expenses are recognized at the current foreign currency exchange rate in effect at the time the expense is incurred. We currently believe our exposure to foreign currency exchange rate fluctuations is financially immaterial and therefore have not entered into foreign currency hedging transactions.

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

Interest Rate Risk

At December 31, 2020, we had cash, cash equivalents and investments totaling $82.6 million. The cash, cash equivalents and investments were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

TechTarget, Inc.

Newton, Massachusetts

Opinion on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of TechTarget, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes to the consolidated financial statements (collectively referred to as the consolidated financial statements).  We also have audited the Company’s internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control —Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Change in Accounting Principle

As discussed in Note 10 to the consolidated financial statements, the Company changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition - Refer to Note 2 and 3 to the Consolidated Financial Statements

Critical Audit Matter Description

The Company derives revenues primarily from the sale of targeted marketing and advertising campaigns. The Company’s product offerings can be sold on a stand-alone basis or together as part of a bundled offering, resulting in multiple performance obligations under ASC 606, Revenue from Contracts with Customers. The allocation of the transaction price to each performance obligation within a campaign and the timing of revenue recognition, requires management’s judgment.

Given the accounting complexity and the management judgment necessary to identify performance obligations in the campaigns and determine the timing and allocation of revenue in campaigns with multiple performance obligations, auditing revenue recognition for such campaigns required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the recognition of revenue from multiple-performance-obligation campaigns included the following, among others:

-

We tested the effectiveness of controls over revenue recognition, including those over the identification of performance obligations included in the transaction, the allocation of transaction price to these performance obligations, and the timing of revenue recognition.

-	We evaluated the Company’s accounting policies in the context of the applicable accounting standards.
-	We selected a sample of revenue campaigns, including those campaigns that we considered individually significant, and performed the following:
o	We obtained related contracts and evaluated whether the contracts properly documented the terms of the campaign in accordance with the Company’s policies.
o	We tested management’s identification of distinct performance obligations by evaluating whether the underlying goods, services, or both were highly interdependent and interrelated.
o

We evaluated whether the Company appropriately determined all performance obligations in the campaign and whether the methodology to allocate the transaction price to the individual performance obligation was appropriately applied based on their stand-alone selling prices.

o

We compared the transaction price to the consideration expected to be received based on current rights and obligations under the contracts and any modifications that were agreed upon with the customers.

o	We evaluated whether the value allocated to each performance obligation was appropriately recognized in the correct accounting period.
o	We obtained evidence of delivery of the performance obligations of the campaign to the customer.

BrightTALK Limited Acquisitions - Refer to Note 5 to the Consolidated Financial Statements

Critical Audit Matter Description

The Company completed the acquisition of BrightTALK Limited And its wholly owned subsidiary BrightTALK, Inc. (“BrightTALK”) for cash consideration of approximately $151 million on December 23, 2020. The Company accounted for the acquisition of BrightTALK under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values. The method for determining fair value varied depending on the type of asset or liability and involved management making significant estimates, with the assistance from independent fair value specialists, related to assumptions such as the discount rates, customer attrition, and revenue growth projections.

We identified the valuation of the intangible assets of BrightTALK as a critical audit matter because of the significant estimates management makes to determine their fair value. This requires a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s assumptions related to the discount rates, customer attrition, and revenue growth projections.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the fair value of assets acquired and liabilities assumed for BrightTALK included the following, among others:

-

We tested the effectiveness of controls over the valuation of intangible assets, including management’s controls over forecasts of revenue growth projections, customer attrition rate, and selection of the discount rate.

-	We assessed the reasonableness of management’s revenue growth projections and customer attrition rate by comparing these assumptions to historical results and certain peer companies.
-	With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) valuation assumptions by:
o	Testing the source information underlying the determination of the valuation assumptions and testing the mathematical accuracy of the calculation.
o	Developing a range of independent estimates and comparing those to the assumptions selected by management.
o	Evaluating whether the fair value models being used is appropriate considering the Company’s circumstances and valuation premise identified.
o	We evaluated whether the estimated future cash flows were consistent with evidence obtained in other areas of the audit.

/s/ Stowe & Degon, LLC

Westborough, Massachusetts

March 1, 2021

We have served as the Company’s auditor since 2019.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

TechTarget, Inc.

Newton, Massachusetts

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows of Tech Target, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor from 2011 to 2019.

Boston, Massachusetts

March 12, 2019

TechTarget, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$82,616	$52,487
Short-term investments	84	5,012
Accounts receivable, net of allowance for doubtful accounts of $1,754 and $1,899, respectively	40,183	27,102
Prepaid taxes	796	1,017
Prepaid expenses and other current assets	4,084	1,813
Total current assets	127,763	87,431
Property and equipment, net	13,661	12,371
Goodwill	179,118	93,639
Intangible assets, net	108,872	710
Operating lease assets with right-of-use	26,031	26,385
Deferred tax assets	216	136
Other assets	907	936
Total assets	$456,568	$221,608
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,303	$2,036
Current operating lease liability	3,611	2,571
Current portion of debt	—	1,241
Accrued expenses and other current liabilities	16,539	2,476
Accrued compensation expenses	5,789	3,679
Income taxes payable	487	65
Contract liabilities	15,689	4,335
Total current liabilities	46,418	16,403
Non-current operating lease liability	26,943	28,170
Long-term portion of debt	153,882	22,473
Other liabilities	2,971	—
Deferred tax liabilities	23,848	1,611
Total liabilities	254,062	68,657
Commitments and contingencies (See Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 55,633,155 and 54,903,824 shares issued, respectively; 28,122,603 and 28,142,519 shares outstanding, respectively	56	55
Treasury stock, at cost; 27,510,552 and 26,761,305 shares, respectively	(199,796)	(184,972)
Additional paid-in capital	363,055	317,675
Accumulated other comprehensive income (loss)	1,611	(319)
Retained earnings	37,580	20,512
Total stockholders’ equity	202,506	152,951
Total liabilities and stockholders’ equity	$456,568	$221,608

See accompanying Notes to Consolidated Financial Statements.

TechTarget, Inc.

Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

	For the Years Ended December 31,
	2020	2019	2018
Revenues:
Total revenues	$148,376	$133,957	$121,333
Cost of revenues:
Total cost of revenues(1)	37,344	31,858	28,959
Gross profit	111,032	102,099	92,374
Operating expenses:
Selling and marketing(1)	55,455	52,462	47,779
Product development(1)	7,827	8,107	8,869
General and administrative(1)	18,983	14,088	14,557
Depreciation and amortization, excluding depreciation of $991, $296, $0 included in cost of revenues	5,946	4,703	4,548
Total operating expenses	88,211	79,360	75,753
Operating income	22,821	22,739	16,621
Interest (expense) income and other (expense) income, net	(317)	(691)	(1,778)
Income before provision for income taxes	22,504	22,048	14,843
Provision for income taxes	5,436	5,173	1,888
Net income	$17,068	$16,875	$12,955
Other comprehensive (loss) income, net of tax:
Unrealized gain on investments	$—	$—	$15
Foreign currency translation adjustments	1,930	(104)	(295)
Other comprehensive (loss) income	1,930	(104)	(280)
Comprehensive income	$18,998	$16,771	$12,675
Net income per common share:
Basic	$0.61	$0.61	$0.47
Diluted	$0.61	$0.60	$0.45
Weighted average common shares outstanding:
Basic	27,855	27,874	27,738
Diluted	28,675	28,312	28,653

(1)	Amounts include stock-based compensation expense as follows:

Cost of revenues	$410	$210	$159
Selling and marketing	$10,560	$8,936	$4,899
Product development	$550	$408	$200
General and administrative	$5,289	$4,663	$3,855

See accompanying Notes to Consolidated Financial Statements.

TechTarget, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share data)

	Common Stock		Treasury Stock		Additional	Accumulated Other	Retained Earnings	Total
	Number of Shares	$0.001 Par Value	Number of Shares	Cost	Paid-In Capital	Comprehensive (Loss) Gain	(Accumulated Deficit)	Stockholders’ Equity
Balance, December 31, 2017	53,338,297	$53	25,855,182	$(170,816)	$300,763	$65	$(9,318)	$120,747
Issuance of common stock from stock options and restricted stock units	779,028	1	—	—	1,004	—	—	1,005
Purchase of common stock through stock repurchase program	—	—	471,098	(7,089)	—	—	—	(7,089)
Stock-based compensation expense	—	—	—	—	8,397	—	—	8,397
Tax withholdings related to net share settlement of RSU’s	—	—	—	—	(3,150)	—	—	(3,150)
Unrealized gain on investments (net of tax provision of $11)	—	—	—	—	—	15	—	15
Unrealized loss on foreign currency translation	—	—	—	—	—	(295)	—	(295)
Net income	—	—	—	—	—	—	12,955	12,955
Balance, December 31, 2018	54,117,325	$54	26,326,280	$(177,905)	$307,014	$(215)	$3,637	$132,585
Issuance of common stock from stock options and restricted stock units	763,323	1	—	—	385	—	—	386
Purchase of common stock through stock buyback	—	—	411,849	(7,067)	—	—	—	(7,067)
Tax withholdings related to net share settlement of RSU’s	23,176	—	23,176	—	(2,790)	—	—	(2,790)
Stock-based compensation expense	—	—	—	—	13,066	—	—	13,066
Unrealized loss on foreign currency exchange	—	—	—	—	—	(104)	—	(104)
Net income	—	—	—	—	—	—	16,875	16,875
Balance, December 31, 2019	54,903,824	$55	26,761,305	$(184,972)	$317,675	$(319)	$20,512	$152,951
Issuance of common stock from exercise of options	50,000	1	—	—	550	—	—	551
Issuance of common stock from restricted stock awards	666,844	—	—	—	—	—	—	—
Purchase of common stock through stock buyback	—	—	736,760	(14,824)	—	—	—	(14,824)
Impact of net settlements	12,487	—	12,487	—	(3,539)	—	—	(3,539)
Deferred tax effect from Convertible Debt	—	—	—	—	(10,559)	—	—	(10,559)
Stock-based compensation expense	—	—	—	—	17,869	—	—	17,869
Equity component of convertible senior notes	—	—	—	—	41,059	—	—	41,059
Unrealized gain on foreign currency exchange	—	—	—	—	—	1,930	—	1,930
Net income	—	—	—	—	—	—	17,068	17,068
Balance, December 31, 2020	55,633,155	$56	27,510,552	$(199,796)	$363,055	$1,611	$37,580	$202,506

See accompanying Notes to Consolidated Financial Statements.

TechTarget, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2020	2019	2018
Operating Activities:
Net income	$17,068	$16,875	$12,955
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,937	4,999	4,548
Provision for bad debt	218	339	986
Amortization of investment premiums	—	—	73
Stock-based compensation	16,809	14,217	9,113
Amortization of debt issuance costs	47	9	298
Deferred tax provision	(203)	(1,097)	(137)
Changes in operating assets and liabilities:
Accounts receivable	97	2,601	(1,548)
Operating lease assets (ROU)	2,757	2,736	—
Prepaid expenses and other current assets	(260)	1,011	(150)
Other assets	850	(74)	11
Accounts payable	1,222	164	332
Income taxes payable	633	2,524	(398)
Accrued expenses and other current liabilities	6,213	(792)	(212)
Accrued compensation expenses	322	94	336
Operating lease liability (ROU)	(3,110)	(2,920)	—
Contract liabilities	(118)	(1,237)	(2,025)
Other liabilities	2,971	—	(305)
Net cash provided by operating activities	52,453	39,449	23,877

Investing activities:
Purchases of property and equipment, and other capitalized assets	(6,660)	(6,335)	(5,538)
Purchases of investments	(111)	(5,012)	—
Proceeds from sales and maturities of investments	5,042	500	7,600
Acquisitions of business, net of acquired cash	(174,018)	—	(370)
Net cash (used in) provided by investing activities	(175,747)	(10,847)	1,692

Financing activities:
Tax withholdings related to net share settlements	(3,539)	(2,790)	(3,150)
Purchase of treasury shares and related costs	(14,824)	(7,067)	(7,089)
Proceeds from exercise of stock options	551	386	1,005
Term loan proceeds	—	—	25,000
Debt issuance costs	(12)	—	(44)
Proceeds from the issuance of convertible senior notes	194,940	—	—
Loan Agreement and Term loan principal payment	(23,750)	(1,250)	(32,500)
Net cash (used in) provided by financing activities	153,366	(10,721)	(16,778)
Effect of exchange rate changes on cash and cash equivalents	57	(67)	(84)
Net increase in cash and cash equivalents	30,129	17,814	8,707
Cash and cash equivalents at beginning of period	52,487	34,673	25,966
Cash and cash equivalents at end of period	$82,616	$52,487	$34,673

Supplemental disclosure of cash flow information:
Cash paid for taxes, net	$4,906	$3,581	$2,625

See accompanying Notes to Consolidated Financial Statements

TechTarget, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2020, 2019, and 2018

(In thousands, except share and per share data, where otherwise noted or instances where expressed in millions)

1. Organization and Operations

TechTarget, Inc. and its subsidiaries (the “Company”) is a leading provider of specialized online content for buyers of enterprise information technology (“IT”) products and services, and a leading provider of purchase-intent marketing and sales services for enterprise technology vendors. The Company’s service offerings enable technology vendors to better identify, reach and influence corporate IT decision makers actively researching specific IT purchases. The Company improves vendors’ ability to impact these audiences for business growth using advanced targeting, analytics and data services complemented with customized marketing programs that integrate demand generation and brand advertising techniques. The Company operates a network of approximately 140 websites, each of which focuses on a specific IT sector such as storage, security or networking. IT and business professionals have become increasingly specialized, and they have come to rely on the Company’s sector-specific websites for purchasing decision support. The Company’s content platform enables IT and business professionals to navigate the complex and rapidly changing IT landscape where purchasing decisions can have significant financial and operational consequences. At critical stages of the purchase decision process, these content offerings through different channels meet IT and business professionals’ needs for expert, peer and IT vendor information and provide a platform on which B2B technology companies can launch targeted marketing campaigns which generate measurable return on investment. Based upon the logical clustering of members’ respective job responsibilities and the marketing focus of the products being promoted by the Company’s customers, the Company categorizes its content offerings to address the key market opportunities and audience extensions across a portfolio of distinct market categories: Security; Networking; Storage; Data Center and Virtualization Technologies; CIO/IT Strategy; Business Applications and Analytics; Application Architecture and Development; and ANCL Channel.

2. Summary of Significant Accounting Policies

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these Notes to Consolidated Financial Statements.

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, TechTarget Securities Corporation (“TSC”), TechTarget Limited, TechTarget (HK) Limited (“TTGT HK”), TechTarget (Australia) Pty Ltd., TechTarget (Singapore) Pte Ltd., E-Magine Médias SAS (“LeMagIT”), TechTarget Germany GmbH and as of December 23, 2020, BrightTALK Limited and its wholly owned subsidiary, BrightTALK, Inc. (“BrightTALK”). TSC is a Massachusetts corporation. TechTarget Limited is a subsidiary doing business principally in the United Kingdom. TTGT HK is a subsidiary incorporated in Hong Kong in order to facilitate the Company’s activities in the Asia-Pacific region. In 2018, TechTarget modified its PRC operations consolidating its activities with other TechTarget locations.   TechTarget (Beijing) Information Technology Consulting Co. Ltd.  (“TTGT Consulting”) and Keji Wangtuo Information Technology Co., Ltd., (“KWIT”), which were incorporated under the laws of the People’s Republic of China (“PRC”), were closed during 2018.  TechTarget (Australia) Pty Ltd. and TechTarget (Singapore) Pte Ltd. are the entities through which the Company does business in Australia and Singapore, respectively; LeMagIT and TechTarget Germany GmbH, both wholly-owned subsidiaries of TechTarget Limited, are entities through which the Company does business in France and Germany, respectively. BrightTALK are entities which the Company does business for the BrightTALK webinar and virtual event platform.

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

Revenue Recognition under ASC 606, Revenue from Contacts with Customers (“ASC 606”)

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

The Company’s offerings consist of:

•

IT Deal AlertTM. A suite of data and services for B2B technology companies that leverages the detailed purchase intent data that we collect on enterprise technology organizations and professionals researching IT purchases on our network of websites. Through proprietary scoring methodologies, we use this insight to help our customers identify and prioritize accounts and contacts whose content consumption around specific enterprise technology topics indicates that they are “in-market” for a particular product or service. The suite of products and services include Priority Engine™, Qualified Sales Opportunities™, and Deal Data™. Priority Engine™ is a subscription service powered by our Activity Intelligence™ platform, which integrates with customer relationship management and marketing automation platforms from salesforce.com, Marketo, Eloqua, Pardot, and Integrate. The service delivers lead generation workflow solutions that enable marketers and sales forces to identify and understand accounts and individuals actively researching new technology purchases and then to engage those active prospects. Qualified Sales Opportunities™ is a product that profiles specific in-progress purchase projects, including information on scope and purchase considerations. Deal Data™ is a customized solution aimed at sales intelligence and data scientist functions within our customer organizations. It renders our Activity Intelligence™ data into one-time offerings directly consumable by the customer’s internal applications. For Priority Engine as well as other duration based solutions, which are discussed below, revenue is recognized ratably over the contract period using the same time-based measure of progress for each of the distinct performance obligations. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Revenue from Qualified Sales Opportunities™, Deal Data™ and Research is recognized at the point in time when control is transferred to the customer, which occurs when the related reports are provided to the customer.

•	Channel Offerings. Our offering allows our customers to deliver unlimited live webinars and videos to an unlimited audience.

•

Demand Solutions. Our offerings enable our customers to reach and influence prospective buyers through content marketing programs, such as white papers, webcasts, podcasts, videocasts, virtual trade shows, and content sponsorships, designed to generate demand for their solutions, and through display advertising and other brand programs that influence consideration by prospective buyers. We believe this allows B2B technology companies to maximize return on investment (“ROI”) on marketing and sales expenditures by capturing sales leads from the distribution and promotion of content to our audience of enterprise technology and business professionals.

•

Brand Solutions. Our suite of brand solutions offerings provides B2B technology companies with direct exposure to targeted audiences of enterprise technology and business professionals actively researching information related to their products and services. We leverage our Activity Intelligence™ platform to enable significant segmentation and targeting of specific audiences that can be accessed through these programs. Components of brand programs may include on-network branding, off-network branding, and microsites and related formats.

•

Custom Content Creation. We also at times create white papers, case studies, webcasts or videos to our customers’ specifications. These customized content assets are then promoted to our audience within both demand solutions and brand solutions programs.

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

Business Combinations

The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. The Company’s estimates are inherently uncertain and subject to refinement.

During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. In addition, uncertain tax positions and tax-related valuation allowances are initially recorded in connection with a business combination as of the acquisition date. The Company continues to collect information and reevaluates these estimates and assumptions quarterly and records any adjustments to the Company’s preliminary estimates to goodwill provided that the Company is within the measurement period. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statement of operations.

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

Goodwill and indefinite-lived intangible assets are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life are amortized over their estimated useful lives, which range from eighteen months to nineteen years, using methods of amortization that are expected to reflect the estimated pattern of economic use, and are reviewed for impairment when events or changes in circumstances suggest that the assets may not be recoverable. Consistent with the Company’s determination that it has a single reporting segment, it has been determined that there is a single reporting unit and goodwill is therefore tested for impairment at the entity level. The Company performs its annual test of impairment of goodwill as of December 31st of each year and whenever events or changes in circumstances suggest that the carrying amount may not be recoverable using the two-step process required by ASC 350, Intangibles – Goodwill and Other (“ASC 350”). The first step of the impairment test is to identify potential impairment by comparing the reporting unit’s fair value with its net book value (or carrying amount), including goodwill. The fair value is estimated based on a market value approach. If the fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is not performed. Whenever indicators of impairment become present, the Company would perform the second step and compare the implied fair value of the reporting unit’s goodwill, as defined by ASC 350, to it carrying value to determine the amount of the impairment loss, if any. As of December 31, 2020, there were no indications of impairment based on the step one analysis, and the Company’s estimated fair value exceeded its goodwill carrying value by a significant margin.

Based on the aforementioned evaluation, the Company believes that, as of the balance sheet date presented, none of the Company’s goodwill or other long-lived assets were impaired. The Company did not have any intangible assets, other than goodwill, with indefinite lives as of December 31, 2020 or 2019.

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

Below is a summary of the changes in the Company’s allowance for doubtful accounts for the years ended December 31, 2020, 2019, and 2018.

	Balance at Beginning of Year	Provision	Write-offs, Net of Recoveries	Balance at End of Year
Year ended December 31, 2018	$1,783	$986	$(670)	$2,099
Year ended December 31, 2019	$2,099	$339	$(539)	$1,899
Year ended December 31, 2020	$1,899	$218	$(363)	$1,754

Property and Equipment and Other Capitalized Assets

Property and equipment and other capitalized assets are stated at cost. Property and equipment acquired through acquisitions of businesses are initially recorded at fair value. Depreciation is calculated on the straight-line method based on the month the asset is placed in service over the following estimated useful lives:

Estimated Useful Life
Furniture and fixtures	3 - 10 years
Computer equipment and software	3 years
Internal-use software and website development costs	3 - 5 years
Leasehold improvements	Shorter of useful life or remaining duration of lease

Property and equipment and other capitalized assets consist of the following:

	As of December 31,
	2020	2019
Furniture and fixtures	$1,339	$1,267
Computer equipment and software	5,122	4,461
Leasehold improvements	33,943	3,779
Internal-use software and website development costs	3,790	28,546
	44,194	38,053
Less: accumulated depreciation and amortization	(30,533)	(25,682)
	$13,661	$12,371

Depreciation expense was $5.8 million, $4.9 million, and $4.4 million for the years ended December 31, 2020, 2019, and 2018, respectively. Repairs and maintenance charges that do not increase the useful life of the assets are charged to operations as incurred. The Company wrote off approximately $1.0 million, $7.3 million, and $1.5 million of fully depreciated assets that were no longer in service during 2020, 2019, and 2018, respectively. Depreciation expense is classified as a component of operating expense in the Company’s results of operations with the exception of certain depreciation expense which is classified as a component of cost of goods sold.

Internal-Use Software and Website Development Costs

The Company capitalizes costs incurred during the development of its website applications and infrastructure as well as certain costs relating to internal-use software. The Company begins to capitalize costs to develop software and website applications when planning stage efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed, and the software will be used as intended. Judgment is required in determining the point at which various projects enter the state at which costs may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized, which is generally four years. To the extent that the Company changes the manner in which it develops and tests new features and functionalities related to its websites, assesses the ongoing value of capitalized assets, or determines the estimated useful lives over which the costs are amortized, the amount of website development costs it capitalizes and amortizes in future periods would be impacted. The estimated useful life of costs capitalized is evaluated for each specific project. Capitalized internal-use software and website development costs are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized only if the carrying amount of the asset is not recoverable and exceeds its fair value. The Company capitalized internal-use software and website development costs of $6.1 million, $5.1 million, and $3.0 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Debt Issuance Costs

Costs incurred with the issuance of the Company’s convertible debt are deferred and amortized as interest expense over the term of the related convertible instrument using the effective interest method.  To the extent the convertible debt is outstanding, these amounts are reflected in the consolidated balance sheets as a deduction of the convertible debt.

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

At December 31, 2020, 2019 and 2018, no customer represented 10% of total accounts receivable. No single customer accounted for 10% or more of total revenues in the years ended December 31, 2020, 2019, or 2018.

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

There were no reclassifications out of accumulated other comprehensive income in the periods ended December 31, 2020, 2019, or 2018.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows:

	For the Years Ended December 31,
	2020	2019	2018
Numerator:
Net income	$17,068	$16,875	$12,955
Denominator:
Basic:
Weighted average shares of common stock and vested, undelivered restricted stock units outstanding	27,855,888	27,873,745	27,738,178
Diluted:
Weighted average shares of common stock and vested, undelivered restricted stock units outstanding	27,855,888	27,873,745	27,678,959
Effect of potentially dilutive shares	818,659	437,942	973,855
Total weighted average shares of common stock and vested, undelivered restricted stock units outstanding and potentially dilutive shares	28,674,547	28,311,687	28,652,814
Calculation of Net Income Per Common Share:
Basic:
Net income applicable to common stockholders	$17,068	$16,875	$12,955
Weighted average shares of stock outstanding	27,855,888	27,873,745	27,738,178
Net income per common share	$0.61	$0.61	$0.47
Diluted:
Net income applicable to common stockholders	$17,423	$16,875	$12,955
Weighted average shares of stock outstanding	28,674,547	28,311,687	28,652,814
Net income per common share(1)	$0.61	$0.60	$0.45

(1)

In calculating diluted earnings per share, 0 million, 0.3 million, and 0.5 million shares related to outstanding stock options and unvested, undelivered restricted stock units which were excluded for the years ended December 31, 2020, 2019, and 2018, respectively, because they were anti-dilutive. Additionally, we excluded the impact of the amortization into interest expense the amounts relating to our convertible notes to recalculate the net income utilized in diluted earnings per share.

Recent Accounting Pronouncements

Recently Adopted Accounting Guidance

In January 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles-Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment (ASU 2017-04). ASU 2017-04 eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge (step 2 of the goodwill impairment test) and instead requires only a one-step quantitative impairment test, performed by comparing the fair value of goodwill with its carrying amount. ASU 2017-04 is effective on a prospective basis effective for goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. We adopted the new standard effective January 1, 2020 and the guidance did not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (ASU 2018-15), which requires implementation costs incurred by customers in cloud computing arrangements (i.e., hosting arrangements) to be capitalized under the same premises of authoritative guidance for internal-use software, and deferred over the non-cancellable term of the cloud computing arrangements plus any optional renewal periods that are reasonably certain to be exercised by the customer or for which the exercise is controlled by the service provider. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. We adopted the new standard effective January 1, 2020 and the guidance did not have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-03, “Measurement of Credit Losses on Financial Instruments,” (ASU 2016-03) which amends ASC 326 “Financial Instruments—Credit Losses” which introduces a new methodology for accounting for credit losses on financial instruments. The guidance establishes a new forward looking "expected loss model" that requires entities to estimate current expected credit losses on accounts receivable and financial instruments by using all practical and relevant information. We adopted the new standard effective January 1, 2020 and the guidance did not have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, “Changes to Disclosure Requirements for Fair Value Measurements” (Topic 820) (ASU 2018-13), which improved the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements. We adopted the new standard effective January 1, 2020 and the guidance did not have a material impact on our consolidated financial statements.

Accounting Guidance Not Yet Adopted

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): “Simplifying the Accounting for Income Taxes” (ASU 2019-12), which simplifies the accounting for income taxes. This guidance will be effective for us in the first quarter of 2021 on a prospective basis, and early adoption is permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements, however, based upon our evaluation to date we do not expect the guidance to have a material impact on our consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20and Derivatives and Hedging – Contracts in Entity’s own Equity (Subtopic 815-40), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible debt instruments and contracts on an entity’s own equity.  Among other things, the standard removes certain accounting models which require bifurcation from the host contract of certain features of convertible debt instruments, unless the feature qualifies as a derivative under ASC 815.  Additionally, companies are required to use the if-converted method for convertible instruments in their calculations of diluted earnings per share.  Early adoption is permitted but no earlier than the fiscal year beginning after December 15, 2020.  Upon adoption, the Company expects a decrease to additional paid in capital, an increase in the carrying value of its convertible note and an increase to retained earnings.  The Company is continuing to evaluate the effect that the adoption of this standard will have on its financial statements.

3. Revenue

Disaggregation of Revenue

The following table depicts the disaggregation of revenue according to categories consistent with how the Company evaluates its financial performance and economic risk. International revenue consists of international geo-targeted campaigns, which are campaigns targeted at an audience of members outside of North America.

	Years Ended December 31,
	2020	2019	2018
North America	$90,919	$89,582	$82,660
International	57,457	44,375	38,673
Total Revenue	$148,376	$133,957	$121,333

Contract liabilities

Timing may differ between the satisfaction of performance obligations and the invoicing and collection of amounts related to the Company’s contracts with customers. Liabilities are recorded for amounts that are collected in advance of the satisfaction of performance obligations. Contract liabilities on the accompanying Consolidated Balance Sheets were $15.7 million, including approximately $9.7 million of deferred revenue acquired and $4.3 million at December 31, 2020 and December 31, 2019, respectively. Additionally, certain customers may receive credits, which are accounted for as a material right. The Company estimates these amounts based on the expected amount of future services to be provided to customers and allocates a portion of the transaction price to these material rights. The Company recognizes these material rights as the material rights are exercised. The resulting amounts included in contract liabilities on the accompanying Consolidated Balance Sheets were $2.2 million and $2.4 million at December 31, 2020 and December 31, 2019, respectively.

Contract Liabilities
Year-to-Date Activity	(in thousands)
Balance at January 1, 2018	$4,088
Deferral of revenue	5,573
Recognition of previously unearned revenue	(4,088)
Balance at December 31, 2018	$5,573
Deferral of revenue	7,666
Recognition of previously unearned revenue	(8,904)
Balance at December 31, 2019	$4,335
Deferral of revenue	19,769
Recognition of previously unearned revenue	(8,415)
Balance at December 31,2020	$15,689

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

4. Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, short-term and long-term investments and contingent consideration. The fair value of these financial assets and liabilities was determined based on three levels of input as follows:

•	Level 1. Quoted prices in active markets for identical assets and liabilities;
•	Level 2. Observable inputs other than quoted prices in active markets; and
•	Level 3. Unobservable inputs.

The fair value hierarchy of the Company’s financial assets and liabilities carried at fair value and measured on a recurring basis is as follows:

		Fair Value Measurements at Reporting Date Using
	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments (1)	$84	$—	$84	$—
Total assets	$84	$—	$84	$—
Liabilities:
Contingent consideration - current (2)	$1,027	$—	$—	$1,027
Contingent consideration - non-current (2)	1,751	—	—	1,751
Total liabilities	$2,778	$—	$—	$2,778

		Fair Value Measurements at Reporting Date Using
	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Short-term investments (1)	$5,012	$—	$5,012	$—
Total assets	$5,012	$—	$5,012	$—
(1)

Short-term investments consist of municipal bonds, corporate bonds, bond funds, U.S. Treasury securities, and government agency bonds; their fair value is calculated using an interest rate yield curve for similar instruments.

(2)

Contingent consideration liabilities are measured using the income approach and discounted to present value based on an assessment of the probability that the Company would be required to make such future payments.  The contingent consideration liabilities are measured at fair value using significant level 3 (unobservable) inputs, such as discount rates and probability measures.   Remeasurement of the contingent consideration to fair value is expensed through the income statement in the period remeasured.

The following table provides a roll-forward of the fair value of the contingent consideration categorized as Level 3 for the year ended December 31, 2020:

Fair Value
Balance as of December 31, 2019	$—
Liabilities resulting from acquisitions	2,187
Amortization of discount on contingent liabilities	208
Remeasurement of contingent liabilities	383
Balance as of December 31, 2020	$2,778

Amounts included in accrued expenses and other current liabilities	$1,027
Amounts included in Other liabilities	1,751
Total Contingent Consideration	$2,778

5. Acquisitions

2020

BrightTALK Limited

On December 23, 2020, the Company acquired all outstanding stock of BrightTALK Limited and its wholly owned subsidiary BrightTALK, Inc., which is a leading marketing platform for webinars and virtual events that enables marketers to create original webinar and video content. The Company has included the financial results of BrightTALK in the consolidated financial statements from the date of acquisition. The transaction costs associated with the acquisition were approximately $5.0 million and were recorded in general and administrative expense. The acquisition date fair value of the consideration transferred for BrightTALK was approximately $151.0 million in cash.

The acquisition has been accounted for using the acquisition method of accounting, which requires the total purchase consideration to be allocated to the assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition.  The following table summarizes the preliminary fair values of assets acquired and liabilities assumed as of the date of acquisition:

Fair Value
Cash	$1,997
Accounts receivable	11,810
Operating lease right-of-use assets	1,986
Other assets	2,948
Goodwill	71,846
Intangible assets	90,370
Accounts payable, accrued expenses and other liabilities	(9,194)
Unearned revenue	(6,980)
Operating lease liabilities	(2,446)
Deferred tax liabilities and income tax payable	(11,490)
Net Assets acquired	$150,847

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill, which is primarily attributed to the assembled workforce and expanded market opportunities, for which there is no basis for U.S. income tax purposes. The fair values assigned to tangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. The provisional measurements of fair value for income taxes payable and deferred taxes set forth above may be subject to change as additional information is received and certain tax returns are finalized. Certain tax attributes that will benefit the Company, for which the calculations are not yet complete, are payable to the seller upon the Company’s realization of those benefits.  Estimated fair value measurements relating to the acquisition are made using Level 3 inputs including discounted cash flow techniques.   Fair value is estimated using inputs primarily from the income approach, which include the use of both the multiple period excess earnings method and the relief from royalties method. The significant assumptions used in estimating fair value include (i) the estimated life the asset will contribute to cash flows, such as attrition rate of customers or remaining contractual terms, (ii) profitability and (iii) the estimated discount rate that reflect the level of risk associated with receiving future cash flows.  The Company valued the customer relationship asset using an income approach; specifically, the multi-period excess earnings method. The significant assumptions used to value customer relationships included, among others, attrition rates, revenue growth rate, and discount rate. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

	Fair Value	Useful Life
Developed technology	$29,840	19 years
Customer relationships	55,950	10 years
Other purchased intangible assets	4,580	10 years
Total intangible assets subject to amortization	$90,370

Developed technology represents the estimated fair value of BrightTALK’s platform. Customer relationships represent the estimated fair values of the underlying relationships with BrightTALK customers.

The amounts of revenue and earnings of BrightTALK included in the Company’s consolidated statement of operations from the acquisition date to December 31, 2020 are as follows:

Total revenues	$1,253
Pretax income	$48

The following unaudited pro forma financial information summarizes the combined results of operations for the Company and BrightTALK, as though the companies were combined as of January 1, 2019.

The unaudited pro forma financial information was as follows:

	As of December 31,
	2020	2019
Total revenues	$198,196	$172,499
Net income (loss)	$17,757	$(8,175)

The pro forma financial information for all periods presented above has been calculated after adjusting the results of BrightTALK to reflect the business combination accounting effects resulting from this acquisition, including acquisition-related costs, amortization expense from acquired intangible assets, and interest and amortization expense relating to the Company’s convertible notes offering assumed as though the acquisition occurred as of the January 1, 2019. The historical consolidated financial information has been adjusted in the pro forma combined financial results to give effect to pro forma events that are directly attributable to the business combination and factually supportable. The pro forma financial information is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the Company’s fiscal 2019.

The pro forma financial information for 2020 and 2019 combines the historical results of the Company for 2020 and 2019, the adjusted historical results of BrightTALK for 2020 and 2019, and the effects of the pro forma adjustments noted above.

Other Acquisitions

During 2020, the Company acquired substantially all the assets of two other companies for an aggregate of $25.0 million in cash and $2.2 of contingent consideration and has included the financial results of these companies in its consolidated financial statements from the dates of acquisition. The transactions were not material to the Company and the costs associated with the acquisitions were not material. The Company accounted for the transactions as business combinations. In allocating the purchase consideration based on estimated fair values, the Company recorded $17.1 million of intangible assets (offset by the value of assumed liabilities under of the agreements of $3.5 million), and $12.7 million of goodwill. The majority of the goodwill balance associated with these business combinations is deductible for U.S. income tax purposes.

2018

The Company made a small, non-material acquisition on August 1, 2018 acquiring substantially all of the operating assets of a company for $0.6 million in cash.

6. Investments

The Company’s short-term investments are accounted for as available for sale securities. These investments are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive loss, a component of stockholders’ equity, net of tax. The cumulative unrealized loss, net of taxes, was $0,  $0 and $15 as of December 31, 2020, 2019, and 2018, respectively. Realized gains and losses on the sale of these investments are determined using the specific identification method. During 2020, we realized a loss of $42 thousand. There were no realized gains or losses in 2019 or 2018.

Short-term and long-term investments consisted of the following:

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Bond funds	$84	$—	$—	$84
Total short-term investments	$84	$—	$—	$84

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Bond funds	$5,012	$—	$—	$5,012
Total short-term investments	$5,012	$—	$—	$5,012

The Company had no securities in an unrealized loss position at December 31, 2020 and December 31, 2019.

7. Goodwill

The changes in the carrying amount of goodwill are as follows:

	As of December 31,
	2020	2019
Balance as of beginning of year	$93,639	$93,687
Effect of exchange rate changes	979	(48)
Additions	84,500	—
Balance as of end of year	$179,118	$93,639

8. Intangible Assets

The following table summarizes the Company’s intangible assets, net:

		As of December 31, 2020
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer, affiliate and advertiser relationships	5-19	$78,283	$(6,595)	$71,688
Developed websites, technology and patents	10	32,535	(1,315)	31,220
Trademark, trade name and domain name	5-16	7,619	(1,831)	5,788
Proprietary user information database and internet traffic	5	1,149	(1,149)	—
Non-Compete agreement	1.5-3	230	(54)	176
Total intangible assets		$119,816	$(10,944)	$108,872

		As of December 31, 2019
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer, affiliate and advertiser relationships	5-17	$6,520	$(6,290)	$230
Developed websites, technology and patents	10	1,476	(1,026)	450
Trademark, trade name and domain name	5-8	1,792	(1,763)	29
Proprietary user information database and internet traffic	5	1,122	(1,122)	—
Non-Compete agreement	1.5	10	(9)	1
Total intangible assets		$10,920	$(10,210)	$710

Intangible assets are amortized over their estimated useful lives, which range from eighteen months to nineteen years, using methods of amortization that are expected to reflect the estimated pattern of economic use. The remaining amortization expense will be recognized over a weighted average period of approximately 7.5 years. Amortization expense was $0.5 million, $0.1 million and $0.1 million for the years ended December 31, 2020, 2019, and 2018, respectively. Amortization expense is recorded within operating expenses as the intangible assets consist of customer-related assets and website traffic that the Company considers to be in support of selling and marketing activities. The Company did not write-off any intangible assets in 2020 or 2019.

The Company expects amortization expense of intangible assets to be as follows:

Years Ending December 31:	Amortization Expense
2021	$8,634
2022	8,204
2023	8,029
2024	7,999
2025	7,999
Thereafter	68,007
$108,872

9. Convertible Debt, Loan Agreement and Prior Term Loan Agreement

Convertible Debt

In December 2020, the Company issued $201.3 million in aggregate principal amount of 0.125% convertible senior notes (“Notes”) due December 15, 2025, unless earlier repurchased by the Company or converted by the holder pursuant to their terms. Interest is payable semiannually in arrears on June 15 and December 15 of each year, commencing on June 15, 2021.

The Notes are governed by an Indenture between the Company, as issuer, and U.S. Bank, National Association, as trustee. The Notes are unsecured and rank senior in right of payment to the Company’s future indebtedness that is expressly subordinated in right of payment to the Notes and equal in right of payment to the Company’s unsecured indebtedness that is not so subordinated.

Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s election.

The Notes have an initial conversion rate of 14.1977 shares of common stock per $1,000 principal amount of Notes. This represents an initial effective conversion price of approximately $70.43 per share of common stock and 2,857,447 shares issuable upon conversion. Throughout the term of the Notes, the conversion rate may be adjusted upon the occurrence of certain events. Holders of the Notes will not receive any cash payment representing accrued and unpaid interest, if any, upon conversion of a Note, except in limited circumstances. Accrued but unpaid interest will be deemed to be paid by cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock paid or delivered, as the case may be, to the holder upon conversion of Notes.

Prior to the close of business on September 15, 2025, the Notes will be convertible at the option of holders during certain periods, only upon satisfaction of certain conditions set forth below. On or after September 15, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes at the conversion price at any time regardless of whether the conditions set forth below have been met.

Holders may convert all or a portion of their Notes prior to the close of business on September 14, 2025, in multiples of the $1,000 principal amount, only under the following circumstances:

•

during any calendar quarter commencing after the calendar quarter ending on March 31, 2021 (and only during such calendar quarter), if the last reported sales price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•

during the five business day period after any five consecutive trading day period, or the Notes measurement period, in which the “trading price” (as defined in the Indenture) per $1,000 principal amount of Notes for each trading day of the Notes measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day;

•	if the Company calls any or all of the Notes for redemption, at any time prior to the close of business on September 14, 2025; or

•	upon the occurrence of specified corporate events.

As of December 31, 2020, the Notes are not yet convertible.

Based on market data available for publicly traded, senior, unsecured corporate bonds issued by companies in the same industry and with similar maturity, the Company estimated the implied market interest rate of its Notes to be approximately 5%, assuming no conversion option. Assumptions used in the estimate represent what market participants would use in pricing the liability component of the Notes, including market interest rates, credit standing, and yield curves, all of which are defined as Level 2 observable inputs. The estimated implied interest rate was applied to the Notes, which resulted in a fair value of the liability component of $158.8 million upon issuance, calculated as the present value of future contractual payments based on the $201.3 million of aggregate principal amount. The excess of the principal amount of the liability component over its carrying amount, or the debt discount, is amortized to interest expense over the term of the Notes. The $42.5 million difference between the gross proceeds received from issuance of the Notes of $201.3 million and the estimated fair value of the liability component represents the equity component of the Notes and was recorded in additional paid-in capital. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

In accounting for the transaction costs related to the issuance of the Notes, the Company allocated the total amount incurred to the liability and equity components in proportion to the allocation of proceeds. Transaction costs attributable to the liability component, totaling $5.25 million, are being amortized to expense over the term of the Notes, and transaction costs attributable to the equity component, totaling $1.4 million, and were included with the equity component in shareholders’ equity.

The Notes consist of the following as of December 31:

	2020	2019
Liability Component:
Principal	$201,250	$—
Less: debt discount, net of amortization	47,368	—
Net carrying amount	$153,882	$—
Equity component (a)	$41,059	$—

(a)Recorded in the consolidated balance sheet within additional paid-in capital, net of $1,404 transaction costs in equity

The following table sets forth total interest expense recognized related to the Notes:

	Year Ended December 31,
	2020	2019
0.125% Coupon	$10	$—
Amortization of debt discount and transaction costs	346	—
	$356	$—

As of December 31, 2020, the fair value of the Notes, which was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted price of the Notes in an over-the-counter market (Level 2), and carrying value of debt instruments (carrying value excludes the equity component of the Company’s convertible notes classified in equity) were as follows:

	December 31, 2020		December 31, 2019
	Fair Value	Carrying Value	Fair Value	Carrying Value
Convertible senior notes	$218,940	$153,882	$—	$—

Based on the closing price of our common stock of $59.11 on December 31, 2020, the if-converted value of the Notes was less than their respective principal amounts.

Loan Agreement

On December 24, 2018, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Western Alliance Bank as the lender. The Loan Agreement provides for a $25 million term loan facility with a maturity date of December 10, 2023. The Loan Agreement was paid in full in December 2020 and all liens related to the Loan Agreement released.

Borrowings under the Loan Agreement bore interest, on the outstanding daily balance thereof, at a floating per annum rate equal to one and three-eighths percent (1.375%) above the greater of (a) the one (1) month U.S. LIBOR rate reported in The Wall Street Journal as of such date or (b) two percent (2.00%).

Interest expense under the Loan Agreement was $0.8 million and $0.9 million in 2020 and 2019, respectively, and under a prior Term Loan Agreement was $1.4 million in 2018, which includes non-cash interest expense of $9 thousand and $0.3 million in 2019 and 2018, respectively, related to the amortization of deferred issuance costs.  During 2019, the Company made principal payments totaling $1.3 million on the Loan Agreement.

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

The Newton Lease contains rent concessions, which the Company is receiving over the life of the Newton Lease. Certain of the Company’s operating leases include lease incentives and escalating payment amounts and are renewable for varying periods. The Company is recognizing the related rent expense on a straight-line basis over the term of each lease, taking into account the lease incentives and escalating lease payments. Total rent expense under the Company’s leases was approximately $4 million, for each year ended December 31, 2020, 2019 and 2018, respectively.

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

As of December 31, 2020, operating lease assets were $26 million and operating lease liabilities were $30.6 million. The maturity of the Company’s operating lease liabilities as of December 31, 2020 were as follows (in thousands):

Minimum Lease
Years Ending December 31:	Payments
2021	$4,723
2022	4,610
2023	4,258
2024	4,253
2025	3,464
Thereafter	14,296
Total future minimum lease payments	$35,604
Less imputed interest	5,050
Total operating lease liabilities	$30,554

Included in the condensed consolidated balance sheet:
Current operating lease liabilities	$3,611
Non-current operating lease liabilities	26,943
Total operating lease liabilities	$30,554

For the years ended December 31, 2020 and 2019, the total lease cost is comprised of the following amounts (in thousands):

	December 31, 2020	December 31, 2019
Operating lease expense	$3,888	$3,865
Short-term lease expense	73	117
Total lease expense	$3,961	$3,982

The following summarizes additional information related to operating leases:

As of
December 31, 2020
Weighted-average years remaining lease term — operating leases	4.7
Weighted-average discount rate — operating leases	3.7%

If the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate as the discount rate. The Company uses its best judgment when determining the incremental borrowing rate, which is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term to the lease payments in a similar currency.

Litigation

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At December 31, 2020 and 2019, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

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

At the inception of the plan, the Company reserved for issuance an aggregate of 2,911,667 shares of common stock under the 2007 Plan, which expired in May 2017. The 2007 Plan was subject to an automatic annual increase of shares on January 1 of each year, beginning on January 1, 2008, equal to the lesser of (a) 2% of the outstanding number of shares of common stock (on a fully-diluted basis) on the immediately preceding December 31 and (b) such lower number of shares as may be determined by the compensation committee of the Board. The number of shares available for issuance under the 2007 Plan was subject to adjustment in the event of a stock split, stock dividend or other change in capitalization. No new awards may be granted under the 2007 Plan; however, the shares of common stock remaining in the 2007 Plan are available for issuance in connection with previously awarded grants under the 2007 Plan. There are 40,000 shares of common stock, including vested and outstanding restricted stock unit awards that are remaining under the 2007 Plan as of December 31, 2020.

In March 2017, the Board approved the 2017 Stock Option and Incentive Plan (the “2017 Plan”), which was approved by the stockholders of the Company at the 2017 Annual Meeting and became effective June 16, 2017. The 2017 Plan replaces the Company’s 2007 Plan. On that date 3,000,000 shares of Common Stock were reserved for issuance under the 2017 Plan and, generally, shares that are forfeited or canceled from awards under the 2017 Plan also will be available for future awards. Under the 2017 Plan, the Company may grant restricted stock and restricted stock units, non-qualified stock options, stock appreciation rights, performance awards, and other stock-based and cash-based awards. Grants generally vest in equal tranches over a three-year period. Stock options granted under the 2017 Plan expire no later than ten years after the grant date. Shares of stock issued pursuant to restricted stock awards are restricted in that they are not transferable until they vest. Stock underlying awards of restricted stock units are not issued until the units vest. Non-qualified stock options cannot be exercised until they vest. Under the 2017 Plan, all stock options and stock appreciation rights must be granted with an exercise price that is at least equal to the fair market value of the stock on the date of grant. The 2017 Plan broadly prohibits the repricing of options and stock appreciation rights without stockholder approval and requires that no dividends or dividend equivalents be paid with respect to options or stock appreciation rights. The 2017 Plan further provides that, in the event any dividends or dividend equivalents are declared with respect to restricted stock, restricted stock units, other stock-based awards and performance awards (referred to as “full-value awards”), they would be subject to the same vesting and forfeiture provisions as the underlying award. There are 1,550,500 shares of common stock that are subject to outstanding stock grants under the 2017 Plan as of December 31, 2020.

Accounting for Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The Company calculated the fair values of the options granted using the following estimated weighted-average assumptions:

	Years Ended December 31,
	2020	2019	2018
Expected volatility	40%	39%	39%
Expected term	6 years	6 years	6 years
Risk-free interest rate	0.34%	2.15%	2.82%
Expected dividend yield	—%	—%	—%
Weighted-average grant date fair value per share	$11.29	$8.08	$11.94

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

A summary of the stock option activity under the Company’s stock option plans for the year ended December 31, 2020 is presented below:

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2019	140,000	$13.14
Granted	25,000	29.64
Exercised	(50,000)	11.01		$1,644
Forfeited	(5,000)	29.64
Canceled	(2,500)	7.20
Options outstanding at December 31, 2020	107,500	$17.34	6.62	$4,490
Options exercisable at December 31, 2020	87,500	$14.53	5.98	$3,901
Options vested or expected to vest at December 31, 2020	106,728	$17.25	6.60	$4,468

During the years ended December 31, 2020, 2019, and 2018, the total intrinsic value of options exercised (i.e. the difference between the market price of the underlying stock at exercise and the price paid by the employee to exercise the options) was $1.6 million, $1.3 million, and $2.7 million, respectively, and the total amount of cash received by the Company from exercise of these options was $0.6 million, $0.4 million, and $1.0 million, respectively.

Restricted Stock Unit Awards

Restricted stock unit awards are valued at the market price of a share of the Company’s common stock on the date of the grant. A summary of the restricted stock unit award activity under the Company’s plans for the year ended December 31, 2020 is presented below:

	Shares	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Nonvested outstanding at December 31, 2019	1,301,130	$21.82
Granted	927,261	35.67
Vested	(732,891)	57.12
Forfeited	(17,500)	25.61
Nonvested outstanding at December 31, 2020	1,478,000	$31.33	$87,660

The total grant-date fair value of restricted stock unit awards that vested during the years ended December 31, 2020, 2019, and 2018 was $14.7 million, $11.4 million, and $7.0 million, respectively.

As of December 31, 2020, there was $38.6 million of total unrecognized compensation expense related to stock options and restricted stock units, which is expected to be recognized over a weighted average period of 2 years.

12. Stockholders’ Equity

Common Stock Repurchase Programs

On November 7, 2018 the Company announced a program (the “November 2018 Stock Repurchase Program”) to repurchase shares up to an aggregate amount of $25.0 million whereby the Company was authorized to repurchase the Company’s common stock from time to time on the open market or in privately negotiated transactions at prices and in a manner that may be determined by management. The Company repurchased 736,760, 411,849 and 243,425 shares at an aggregate purchase price of $14.8 million, $7.1 million and $3.1 million and an average share price of $20.10, $17.14 and $12.82 during the years ended December 31, 2020, 2019, and 2018, respectively, under the November 2018 Stock Repurchase Program. We terminated this repurchase program in May 2020.

In May 2020, we announced that our Board had authorized a $25.0 million stock repurchase program (the “May 2020 Repurchase Program”) whereby we are authorized to repurchase our common stock from time to time on the open market or in privately negotiated transactions at prices and in the manner that may be determined by management.  No amounts were repurchased under this plan during 2020.

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

Reserved Common Stock

As of December 31, 2020, the Company has reserved 1,775,441 shares of common stock for use in settling outstanding options and unvested restricted stock units that have not been issued, as well as future awards available for grant under the 2007 and 2017 Plans and 4,000,186 shares for the if converted amount of the Convertible Senior Notes.
13. Income Taxes

Income before provision for income taxes was as follows:

	Years Ended December 31,
	2020	2019	2018
United States	$20,271	$20,709	$11,917
Foreign	2,233	1,339	2,926
Income before income taxes	$22,504	$22,048	$14,843

The income tax provision consisted of the following:

	Years Ended December 31,
	2020	2019	2018
Current:
Federal	$4,073	$3,415	$1,540
State	1,230	538	540
Foreign	243	347	(55)
Total current	5,546	4,300	2,025
Deferred:
Federal	(122)	742	(65)
State	2	242	(53)
Foreign	10	(111)	(19)
Total deferred	(110)	873	(137)
	$5,436	$5,173	$1,888

The income tax provision for the years ended December 31, 2020, 2019 and 2018 differs from the amounts computed by applying the statutory federal income tax rate to consolidated income before provision for income taxes as follows:

	Years Ended December 31,
	2020	2019	2018
Provision computed at statutory rate	$4,726	$4,630	$3,116
Increase resulting from:
Difference in rates for foreign jurisdictions	17	18	93
Stock-based compensation	(1,314)	(425)	(1,708)
Other non-deductible expenses	548	243	252
Non-deductible officers compensation	899	482	198
State income tax provision	974	615	396
Losses not benefitted	—	—	23
Subsidiary earnings taxed in the US	(40)	(11)	(104)
Research and development credit	(466)	(387)	(279)
Cancellation of Foreign Subsidiary Debt	—	—	(127)
Valuation allowance	71	—	—
Other	21	8	28
Provision for income taxes	$5,436	$5,173	$1,888

Significant components of the Company’s net deferred tax assets and liabilities are as follows:

	As of December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$7,533	$99
Right of use operating lease liability	7,219	7,769
Accruals and allowances	2,287	1,452
Stock-based compensation	1,796	1,397
Other	4	4
Gross deferred tax assets	18,839	10,721
Less valuation allowance	(304)	(33)
Total deferred tax assets	18,535	10,688
Deferred tax liabilities:
Intangible asset amortization	(22,504)	(3,204)
Right of use operating lease asset	(6,186)	(6,650)
Convertible debt basis difference	(10,841)	—
Depreciation	(2,636)	(2,309)
Total deferred tax liabilities	(42,167)	(12,163)
Net deferred tax liabilities	$(23,632)	$(1,475)
As reported:
Non-current deferred tax assets	$216	$136
Non-current deferred tax liabilities	$(23,848)	$(1,611)

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

The valuation allowances were $304 thousand and $33 thousand at December 31, 2020 and 2019 respectively. The increase of $271 thousand valuation allowance relates to the acquisition of BrightTALK, Inc. As of December 31, 2020, the Company believes that $271 thousand net U.S. deferred tax assets acquired from Bright Talk, Inc. will not be realized, therefore a full valuation allowance has been recorded against the net deferred tax asset balance. The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date and to evaluate acquired tax attributes and temporary differences. The Company’s estimates are inherently uncertain and subject to refinement. Accordingly, the provisional measurements of fair value of the income taxes payable and deferred taxes set forth above are subject to change. The Company expects to finalize the purchase accounting as soon as practicable, but not later than one year from the acquisition date.

The Company had no unrecognized tax benefits at December 31, 2020. It is not expected that the amount of unrecognized tax benefits will change significantly within the next twelve months.

The Company files income tax returns in the U.S. and in foreign jurisdictions. Generally, the Company is no longer subject to U.S., state, local and foreign income tax examinations by tax authorities in its major jurisdictions for years before 2017, except to the extent of NOL and tax credit carryforwards from those years. Major taxing jurisdictions include the U.S., both federal and state. As of December 31, 2020, the Company also had also had U.S. federal and state NOL carryforwards of $27.2 million, of which $6.7 million will begin to expire in 2036 and the remaining amount may be carried forward indefinitely. The Company also has foreign NOL carryforwards of $2.5 million, which may be carried forward indefinitely. The deferred tax assets related to the domestic NOL carryforwards have been partially offset by valuation allowance related to BrightTALK, Inc. and the deferred tax assets related to the foreign NOL carryforwards have been partially offset by a $0.2  million valuation allowance related to Hong Kong.

Under the provisions of the Internal Revenue Code, NOL carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50 percent, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions.  The Company’s U.S. NOL acquired from BrightTALK, Inc. may be subject to such annual limitation based on the acquisition and any subsequent change in ownership of the Company.

The Company considers the excess of its financial reporting over its tax basis in investments in foreign subsidiaries essentially permanent in duration and as such has not recognized deferred tax liability related to this difference. Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $10.1 million as of December 31, 2020. The Company has not provided any additional federal or state income taxes or foreign withholding taxes on the undistributed earnings as such earnings have been indefinitely reinvested in the business. Due to the various methods by which such earnings could be repatriated in the future, the amount of taxes attributable to the undistributed earnings is not practicably determinable.

14. Segment Information

The Company views its operations and manages its business as one operating segment based on factors such as how the Company manages its operations and how its executive management team reviews results and makes decisions on how to allocate resources and assess performance.

Geographic Data

Net sales by campaign target area were as follows (1):

	Years Ended December 31,
	2020	2019	2018
North America	$90,919	$89,582	$82,660
International	57,457	44,375	38,673
Total Revenue	$148,376	$133,957	$121,333

(1)	Net sales to customers by campaign target area is based on the geo-targeted (target audience) location of the campaign.

Net sales to unaffiliated customers by geographic area were as follows (2):

	Years Ended December 31,
	2020	2019	2018
United States	$103,797	$99,669	$89,340
United Kingdom	18,405	14,104	14,391
Other International	26,174	20,184	17,602
Total	$148,376	$133,957	$121,333

(2)	Net sales to unaffiliated customers by geographic area is based on the customers’ current billing addresses and does not consider the geo-targeted (target audience) location of the campaign.

Long-lived assets by geographic area were as follows:

	Years Ended December 31,
	2020	2019
United States	$195,424	$102,572
International	106,227	4,148
Total	$301,651	$106,720

Long-lived assets are comprised of property and equipment, net; goodwill; and intangible assets, net. No single country outside of the U.S. and the United Kingdom accounted for 10% or more of the Company’s long-lived assets during either of these periods.

15. 401(k) Plan

The Company maintains a 401(k)-retirement savings plan (the “Plan”) whereby employees may elect to defer a portion of their salary and contribute the deferred portion to the Plan. The Company contributes an amount equal to 50% of the employee’s contribution to the Plan, up to an annual limit of $3 thousand in 2020, 2019 and 2018. The Company contributed $1.2 million, $1.2 million and $1.1 million to the Plan for each of the years ended December 31, 2020, 2019, and 2018 respectively. Employee contributions and the Company’s matching contributions are invested in one or more collective investment funds at the participant’s direction. The Company’s matching contributions vest 25% annually and are 100% vested after four consecutive years of service.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

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

In connection with the preparation of the Annual Report on Form 10-K for the period ended December 31, 2020, management, under the supervision of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), conducted an evaluation the Company’s disclosure controls and procedures as of December 31, 2020. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

As previously discussed, we completed our acquisition of BrightTALK Limited during the fourth quarter of 2020 (see Note 5 to the consolidated financial statements).  We are in the process of integrating certain controls and related procedures for BrightTALK with those of TechTarget.  Other than integrating such controls, there were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control, that occurred during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In accordance with SEC rules, management elected to exclude BrightTALK Limited, acquired on December 23, 2020, from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020.  BrightTALK represents approximately 10% of the Company’s consolidated total assets, excluding the preliminary value of goodwill and purchased intangible assets as of December 31, 2020 and 1% of the Company’s consolidated sales and operating income, respectively, for the year ended December 31, 2020. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our internal control over financial reporting was effective. Management has reviewed its assessment with the Audit Committee.

The independent registered public accounting firm, Stowe and Degon LLC, has audited our consolidated financial statements and has issued an attestation report on our internal control over financial reporting as of December 31, 2020, which is included herein.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item concerning directors and executive officers is incorporated herein by reference under the headings to be titled “Election of Class II Directors” and “Information About Corporate Governance” in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company’s 2021 Proxy Statement (the “Proxy Statement”). The Proxy Statement is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2020 in connection with the solicitation of proxies for the Company’s 2021 annual meeting of stockholders.

Code of Ethics

The Company has a Code of Business Conduct and Ethics that applies to all of our employees, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) as well as the members of the Board of Directors of the Company. The code is available at https://investor.techtarget.com/govdocs. We will make any required disclosure of future changes to the code, or waivers of such provisions, on the same website.

Item 11.	Executive Compensation

The information required by this item will be set forth under the headings to be titled “Director Compensation,” “Executive Compensation,” and “Compensation Committee Report” in our Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be set forth under the headings to be titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement and is incorporated herein by reference.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a)	Documents filed as part of this report:
(1)	Financial Statements are filed as part of this Annual Report on Form 10-K. The following consolidated financial statements are included in Item 8:
•	Consolidated Balance Sheets as of December 31, 2020 and 2019
•	Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2020, 2019, and 2018
•	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2020, 2019, and 2018
•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019, and 2018
•	Notes to Consolidated Financial Statements
(2)	Financial statement schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto.
(3)	Exhibit Index.

EXHIBIT INDEX

			Incorporated by Reference to
Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

	Articles of Incorporation and By-Laws

3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant	10-Q	3.1	11/13/2007	001-33472

3.2	Amended and Restated Bylaws of the Registrant	S-1/A	3.3	3/20/2007	333-140503

	Instruments Defining the Rights of Security Holders

4.1	Specimen Stock Certificate for shares of the Registrant’s Common Stock	S-1/A	4.1	4/10/2007	333-140503

*4.2	Description of Securities Registered Under Section 12 of the Exchange Act
4.3	Indenture (including form of Notes) with respect to TechTarget’s 0.125% Convertible Senior Notes due 2025, dated as of December 17, 2020, between TechTarget and U.S. Bank National Association, as trustee.	8-K	4.1	12/17/2020	001-33472

	Material Contracts

10.1	Second Amended and Restated Investors’ Rights Agreement by and among the Registrant, the Investors named therein and SG Cowen Securities Corporation, dated as of December 17, 2004	S-1	10.1	2/07/2007	333-140503

10.2	Form of Indemnification Agreement between the Registrant and its Directors and Officers	S-1/A	10.2	5/15/2007	333-140503

10.3#	2007 Stock Option and Incentive Plan	S-1/A	10.3	4/20/2007	333-140503

10.4#	Form of Incentive Stock Option Agreement under the 2007 Stock Option and Incentive Plan	S-1/A	10.4	4/20/2007	333-140503

10.5#	Form of Non-Qualified Stock Option Agreement under the 2007 Stock Option and Incentive Plan	S-1/A	10.5	4/20/2007	333-140503

10.6#	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors	S-1/A	10.5.1	4/27/2007	333-140503

10.7#	Form of Restricted Stock Agreement under the 2007 Stock Option and Incentive Plan	S-1/A	10.6	4/20/2007	333-140503

10.8#	Form of Restricted Stock Unit Agreement under the 2007 Stock Option and Incentive Plan	10-K	10.8	3/31/2008	001-33472

10.09#	Restricted Stock Unit Agreement, dated December 18, 2007, by and between the Registrant and Don Hawk	10-K	10.10	3/31/2008	001-33472

10.10#	Restricted Stock Unit Agreement, dated December 18, 2007, by and between the Registrant and Greg Strakosch	10-K	10.13	3/31/2008	001-33472

10.11#	Form of Incentive Stock Option Grant Agreement under the 1999 Stock Option Plan (for grants prior to September 27, 2006)	S-1	10.9	2/07/2007	333-140503

			Incorporated by Reference to
Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

10.12#	Form of Incentive Stock Option Grant Agreement under the 1999 Stock Option Plan (for grants on or after September 27, 2006)	S-1	10.10	2/07/2007	333-140503

10.13#	Form of Incentive Stock Option Grant Agreement under the 1999 Stock Option Plan (for grants to executives)	S-1/A	10.10.1	5/01/2007	333-140503

10.14#	Form of Nonqualified Stock Option Grant Agreement under the 1999 Stock Option Plan	S-1	10.11	2/07/2007	333-140503

10.15#	Amended and Restated Employment Agreement, dated January 17, 2008, by and between the Registrant and Greg Strakosch	10-K	10.25	3/31/2008	001-33472

10.16#	Amended and Restated Employment Agreement, dated January 17, 2008, by and between the Registrant and Don Hawk	10-K	10.26	3/31/2008	001-33472

10.17#	Lease Agreement by and between MA-Riverside Project L.L.C., as landlord and TechTarget, Inc., as tenant	8-K	10.1	8/7/2009	001-33472

10.18	First Amendment to Lease Agreement, by and between the Registrant and MA-Riverside Project L.L.C. for the premises located at One Riverside Center, 275 Grove Street, Newton, Massachusetts, dated November 18, 2010	8-K	10.1	11/22/2010	001-33472

10.19	Amended and Restated Restricted Stock Unit Agreement, dated August 10, 2009, by and between the Registrant and Michael Cotoia	10-K	10.33	3/16/2011	001-33472

10.20#	Employment Agreement dated as of January 1, 2012 between the Registrant and Michael Cotoia	8-K	10.1	1/10/2012	001-33472

10.21#	Amendment and Waiver to Amended and Restated Employment Agreement between the Registrant and Don Hawk (dated January 10, 2012)	10-K	10.37	3/15/2012	001-33472

10.22#	Second Amendment to Lease Agreement by and between Hines Global REIT Riverside Center, LLC, as landlord and successor in interest to MA-Riverside Project, LLC and TechTarget, Inc., as tenant dated July 23, 2015	10-Q	10.1	11/9/2015	001-33472

10.23	Employment Agreement between the Registrant and Michael Cotoia (dated May 3, 2016)	8-K	10.2	5/9/2016	001-33472

10.24	Employment Agreement between the Registrant and Greg Strakosch (dated May 3, 2016)	8-K	10.3	5/9/2016	001-33472

10.25#	Employment Agreement between the Registrant and Daniel T. Noreck (dated December 19, 2016)	8-K	10.1	12/19/2016	001-33472

10.26	2017 Stock Option and Incentive Plan	8-K	10.1	6/20/2017	001-33472

10.27#	Form of Restricted Stock Unit Agreement	10-Q	10.2	8/9/2017	001-33472

10.28#	Form of Stock Option Agreement	10-Q	10.3	8/9/2017	001-33472

10.29#	Third Amendment to Lease Agreement by and between Hines Global REIT Riverside Center, LLC, as landlord and successor in interest to MA-Riverside Project, LLC and TechTarget, Inc., as tenant dated October 26, 2017	8-K	10.1	10/27/2017	001-33472

Incorporated by Reference to
Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

10.30	Form of Restricted Stock Unit Agreement	8-K	10.1	8/3/2018	001-33472

*10.31#	2021 Executive Incentive Bonus Plan

10.32	Indemnification Agreement	8-K	10.1	08/17/2019	001-33472

16.1	Changes in Registrant's Certifying Accountant, Letter from BDO USA, LLP dated June 17, 2019.	8-K	16.1	6/17/2019	001-33472

*21.1#	List of Subsidiaries

*23.1	Consent of Stowe & Degon, LLC

*23.2	Consent of BDO USA, LLP

*31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(A) And 15d-14(A), As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002

*31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(A) And 15d-14(A), As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002

*32.1	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

*	Filed herewith.
#	Management contract or compensatory plan or arrangement filed as an Exhibit to this report pursuant to 15(a) and 15(c) of Form 10-K.
(1)

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019, (ii) Consolidated Statements of Comprehensive Income for the Years ended December 31, 2020, December 31, 2019 and December 31, 2018, (iii) Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2020, December 31, 2019 and December 31, 2018, (iv) Consolidated Statements of Cash Flows for the Years ended December 31, 2020, December 31, 2019 and December 31, 2018, and (v) Notes to Consolidated Financial Statements.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHTARGET, INC.
Date: March 1, 2021

By:	/s/ Michael Cotoia
Michael Cotoia
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Cotoia	Chief Executive Officer and Director	March 1, 2021
Michael Cotoia	(Principal executive officer)

/s/ Daniel Noreck	Chief Financial Officer and Treasurer	March 1, 2021
Daniel Noreck	(Principal financial and accounting officer)

/s/ Greg Strakosch	Executive Chairman	March 1, 2021
Greg Strakosch

/s/ Robert D. Burke	Director	March 1, 2021
Robert D. Burke

/s/ Bruce Levenson	Director	March 1, 2021
Bruce Levenson

/s/ Roger M. Marino	Director	March 1, 2021
Roger M. Marino

/s/ Christina Van Houten	Director	March 1, 2021
Christina Van Houten