Form 10-Q
period 2021-03-31
TechTarget Inc
filed 2021-05-05
CIK 1293282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of April 30, 2021, the registrant had 28,147,418 shares of common stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TechTarget, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2021	December 31, 2020
Assets	(Unaudited)	(Unaudited)
Current assets:
Cash	$93,841	$82,616
Short-term investments	84	84
Accounts receivable, net of allowance for doubtful accounts of $1,532 and $1,754 respectively	37,589	40,183
Prepaid taxes	—	796
Prepaid expenses and other current assets	4,520	4,084
Total current assets	136,034	127,763
Property and equipment, net	15,191	13,661
Goodwill	179,417	179,118
Intangible assets, net	107,257	108,872
Operating lease assets with right-of-use	25,174	26,031
Deferred tax assets	392	216
Other assets	907	907
Total assets	$464,372	$456,568
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,583	$4,303
Current operating lease liability	3,557	3,611
Accrued expenses and other current liabilities	12,246	16,539
Accrued compensation expenses	2,667	5,789
Income taxes payable	610	487
Contract liabilities	25,061	15,689
Total current liabilities	46,724	46,418
Non-current lease liability	25,992	26,943
Convertible debt	194,976	153,882
Other liabilities	1,221	2,971
Deferred tax liabilities	13,321	23,848
Total liabilities	282,234	254,062
Leases and contingencies (see Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 55,658,260 and 55,633,155 shares issued, respectively; 28,147,418 and 28,122,603 shares outstanding, respectively	56	56
Treasury stock, at cost; 27,510,842 and 27,510,552 shares, respectively	(199,796)	(199,796)
Additional paid-in capital	339,610	363,055
Accumulated other comprehensive income	2,645	1,611
Retained earnings	39,623	37,580
Total stockholders’ equity	182,138	202,506
Total liabilities and stockholders’ equity	$464,372	$456,568

See accompanying Notes to Consolidated Financial Statements.

TechTarget, Inc.

Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

	For the Three Months Ended
	March 31,
	2021	2020
	(Unaudited)	(Unaudited)
Revenue	$52,969	$31,416
Cost of revenue(1)	15,168	8,151
Amortization of acquired technology	765	—
Gross profit	37,036	23,265
Operating expenses:
Selling and marketing(1)	21,606	12,949
Product development(1)	2,923	2,032
General and administrative(1)	6,435	3,355
Depreciation, excluding depreciation of $381 and $171, respectively, included in cost of revenue	1,221	1,186
Amortization	1,630	159
Total operating expenses	33,815	19,681
Operating income	3,221	3,584
Interest and other income (expense), net	(696)	(469)
Income before provision for income taxes	2,525	3,115
Provision for income taxes	715	908
Net income	$1,810	$2,207
Other comprehensive income (loss), net of tax:
Unrealized income (loss) on investments (net of tax provision of $0 and $37, respectively)	$—	$(132)
Foreign currency translation gain (loss)	1,034	(53)
Other comprehensive income (loss)	1,034	(185)
Comprehensive income	$2,844	$2,022
Net income per common share:
Basic	$0.06	$0.08
Diluted	$0.06	$0.08
Weighted average common shares outstanding:
Basic	28,141	28,004
Diluted	29,242	28,440
(1)	Amounts include stock-based compensation expense as follows:

Cost of revenue	$512	$68
Selling and marketing	3,523	2,188
Product development	655	196
General and administrative	1,911	976

See accompanying Notes to Consolidated Financial Statements.

TechTarget, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share data)

(Unaudited)

	Common Stock		Treasury Stock
	Number of Shares	$0.001 Par Value	Number of Shares	Cost	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
Balance, December 31, 2020	55,633,155	$56	27,510,552	$(199,796)	$363,055	$1,611	$37,580	$202,506
Reclassification due to the adoption of ASU 2020-06	—	—	—	—	(30,500)	—	233	(30,267)
Issuance of common stock from restricted stock awards	24,815	—	—	—	—	—	—	—
Impact of net settlements	290	—	290	—	(370)	—	—	(370)
Stock-based compensation expense(1)	—	—	—	—	7,425	—	—	7,425
Comprehensive income:
Unrealized gain on foreign currency exchange	—	—	—	—	—	1,034	—	1,034
Net income	—	—	—	—	—	—	1,810	1,810
Balance, March 31, 2021	55,658,260	$56	27,510,842	$(199,796)	$339,610	$2,645	$39,623	$182,138

	Common Stock		Treasury Stock
	Number of Shares	$0.001 Par Value	Number of Shares	Cost	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
Balance, December 31, 2019	54,903,824	$55	26,761,305	$(184,972)	$317,675	$(319)	$20,512	$152,951
Issuance of common stock from restricted stock awards	123,027	—	—	—	—	—	—	—
Purchase of common stock through stock buyback	—	—	736,760	(14,824)	—	—	—	(14,824)
Impact of net settlements	230	—	230	—	(68)	—	—	(68)
Stock-based compensation expense(1)	—	—	—	—	5,294	—	—	5,294
Comprehensive income:
Unrealized loss on investments	—	—	—	—	—	(132)	—	(132)
Unrealized loss on foreign currency exchange	—	—	—	—	—	(53)	—	(53)
Net income	—	—	—	—	—	—	2,207	2,207
Balance, March 31, 2020	55,027,081	$55	27,498,295	$(199,796)	$322,901	$(504)	$22,719	$145,375

(1)	Includes $0.8 and $1.8 million of accrued compensation expense for the three months ended March 31, 2021 and 2020, respectively.

See accompanying Notes to Consolidated Financial Statements.

TechTarget, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Three Months Ended
	March 31,
	2021	2020
	(Unaudited)
Operating activities:
Net income	$1,810	$2,207
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,602	1,357
Amortization	2,395	159
Provision for bad debt	(156)	139
Stock-based compensation	6,583	3,428
Amortization of debt issuance costs	327	2
Deferred tax provision	(294)	274
Changes in operating assets and liabilities:
Accounts receivable	2,749	3,409
Prepaid expenses and other current assets	(833)	(752)
Other assets	395	14
Accounts payable	(1,686)	(341)
Income taxes payable	891	578
Accrued expenses and other current liabilities	(4,703)	41
Operating lease right-of-use assets and liabilities, net	(139)	(82)
Accrued compensation expenses	(867)	(949)
Contract liabilities	9,372	213
Other liabilities	(1,756)	—
Net cash provided by operating activities	15,690	9,697
Investing activities:
Purchases of property and equipment, and other capitalized assets, net	(3,131)	(1,636)
Purchases of investments and maturities of investments	—	(42)
Acquisitions of businesses, net	—	(5,015)
Net cash used in investing activities	(3,131)	(6,693)
Financing activities:
Tax withholdings related to net share settlements	(370)	(68)
Purchase of treasury shares and related costs	—	(14,824)
Payment of earnout liabilities	(1,032)	—
Term loan principal payment	—	(313)
Net cash used in financing activities	(1,402)	(15,205)
Effect of exchange rate changes on cash	68	(7)
Net increase (decrease) in cash	11,225	(12,208)
Cash at beginning of period	82,616	52,487
Cash at end of period	$93,841	$40,279
Supplemental disclosure of cash flow information:
Cash paid for taxes, net	$90	$70

See accompanying Notes to Consolidated Financial Statements.

TechTarget, Inc.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data, where otherwise noted, or instances where expressed in millions)

1. Organization and Operations

TechTarget, Inc. and its subsidiaries (collectively, the “Company”) is a global data and analytics leader and software provider for buyers of purchase intent-driven marketing and sales data for enterprise technology vendors. The Company’s service offerings enable technology vendors to better identify, reach and influence corporate information technology (“IT”) decision-makers actively researching specific IT purchases. The Company improves vendors’ ability to impact these audiences for business growth using advanced targeting, analytics and data services complemented by customized marketing programs that integrate demand generation, brand advertising techniques, and content curation and creation. The Company operates a network of approximately 140 websites and 945 webinars and virtual event channels, which each focus on a specific IT sector such as storage, security or networking. IT and business professionals have become increasingly specialized, and they have come to rely on the Company’s sector-specific websites and webinars and virtual event channels for purchasing decision support. The Company’s content platforms enable IT and business professionals to navigate the complex and rapidly changing IT landscape where purchasing decisions can have significant financial and operational consequences. At critical stages of the purchase decision process, these content offerings through different channels meet IT and business professionals’ needs for expert, peer and IT vendor information and provide platforms on which B2B technology companies can launch targeted marketing campaigns which generate measurable return on investment. Based upon the logical clustering of members and users’ respective job responsibilities and the marketing focus of the products being promoted by the Company’s customers, the Company categorizes its content offerings to address the key market opportunities and audience extensions across a portfolio of distinct market categories: Security; Networking; Storage; Data Center and Virtualization Technologies; CIO/IT Strategy; Business Applications and Analytics; Application Architecture and Development; and ANCL Channel.

2. Summary of Significant Accounting Policies

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these Notes to Consolidated Financial Statements. The Company’s critical accounting policies are those that affect its more significant judgments used in the preparation of its consolidated financial statements. A description of the Company’s critical accounting policies and estimates is contained in its Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and in this note to the consolidated financial statements.

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, TechTarget Securities Corporation (“TSC”), TechTarget Limited, TechTarget (HK) Limited (“TTGT HK”), TechTarget (Australia) Pty Ltd., TechTarget (Singapore) Pte Ltd., E-Magine Médias SAS (“LeMagIT”), TechTarget Germany GmbH and as of December 23, 2020, BrightTALK Limited and its wholly owned subsidiary, BrightTALK, Inc. (collectively, the “BrightTALK subsidiaries”). TSC is a Massachusetts corporation. TechTarget Limited is a subsidiary doing business principally in the United Kingdom. TTGT HK is a subsidiary incorporated in Hong Kong in order to facilitate the Company’s activities in the Asia-Pacific region. TechTarget (Australia) Pty Ltd. and TechTarget (Singapore) Pte Ltd. are the entities through which the Company does business in Australia and Singapore, respectively; LeMagIT and TechTarget Germany GmbH, both wholly-owned subsidiaries of TechTarget Limited, are entities through which the Company does business in France and Germany, respectively. The BrightTALK subsidiaries are entities which the Company does business for the BrightTALK webinar and virtual event platform.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted (Generally Accepted Accounting Principles or “U.S. GAAP”) in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. All adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown, are of a normal, recurring nature and have been reflected in the consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of results to be expected for any other interim periods or for the full year. The information included in these consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report and the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Reclassifications

The Company historically presented depreciation and amortization expense as one combined line item on the Consolidated Statements of Income and Comprehensive Income. Due to the Company’s recent acquisitions, the materiality of amortization expense has increased and the Company has decided to present these expenses in two separate line items for all periods presented. This reclassification had no effect on total operating expenses or net income.

Foreign Currency Translation

The functional currency of the Company’s major foreign subsidiaries is generally the local currency. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component on the Consolidated Statement of Comprehensive Income. Foreign currency transaction gains and losses are included in interest and other income (expense), net in the Consolidated Statement of Income. All assets and liabilities denominated in foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated at the average exchange rate during the period.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to revenue, long-lived assets, goodwill, the allowance for doubtful accounts, stock-based compensation, self-insurance accruals, and income taxes. The Company reduces its accounts receivable for an allowance for doubtful accounts based on its best estimate of the amount of probable credit losses. Estimates of the carrying value of certain assets and liabilities are based on historical experience and on various other assumptions that the Company believes to be reasonable. Actual results could differ from those estimates.

Revenue Recognition

The Company generates its revenue from the sale of purchase intent data and marketing and sales services, which it delivers via its network of websites, webinar and virtual event channels, and data analytics solutions. Revenue is recognized when performance obligations are satisfied by transferring promised goods or services to customers, as determined by applying a five-step process consisting of: a) identifying the contract, or contracts, with a customer, b) identifying the performance obligations in the contract, c) determining the transaction price, d) allocating the transaction price to the performance obligations in the contract, and e) recognizing revenue when, or as, performance obligations are satisfied.

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

At March 31, 2021, the Company’s collectability assessment continues to include the business and market disruptions caused by COVID-19 and estimates of expected emerging credit and collectability trends. The continued volatility in market conditions and evolving shifts in credit trends are difficult to predict, causing variability and volatility that may have a material impact on our allowance for credit losses in future periods.

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, and contingent consideration. Due to their short-term nature and liquidity, the carrying value of these instruments, with the exception of contingent consideration and long-term debt, approximates their estimated fair values. The Company classifies all of its short-term investments as available-for-sale. The fair value of contingent consideration was estimated using a discounted cash flow method.

Business Combinations

The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. The Company’s estimates are inherently uncertain and subject to refinement.

During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. In addition, uncertain tax positions and tax-related valuation allowances are initially recorded in connection with a business combination as of the acquisition date. The Company continues to collect information and reevaluates these estimates and assumptions quarterly and records any adjustments to the Company’s preliminary estimates to goodwill provided that the Company is within the measurement period. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s Consolidated Statement of Income and Comprehensive Income.

Other Liabilities

Other liabilities consist of the long-term portions of amounts payable related to our acquisition of substantially all of the assets of The Enterprise Strategy Group, Inc. and Data Science Central LLC (see Note 14) and the amounts deferred under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) which allows employers to defer the payment of the Company’s employer share of FICA payroll taxes. The amount of the employer share of FICA payroll taxes (6.2% of the first $137,700 of employee pay) due for the period beginning on March 27, 2020, and ending December 31, 2020, can be deferred. The deferred amounts will then be payable in equal installments at December 31, 2021 and December 31, 2022. Amounts relating to payment due December 31, 2021 of $958,621 are included in accrued expenses as of March 31, 2021.

Recent Accounting Pronouncements

Recently Adopted Accounting Guidance

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles-Goodwill and Other (Topic 350), simplifying the Test for Goodwill Impairment (ASU 2017-04). ASU 2017-04 eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge (step 2 of the goodwill impairment test) and instead requires only a one-step quantitative impairment test, performed by comparing the fair value of goodwill with its carrying amount. ASU 2017-04 is effective on a prospective basis effective for goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. We adopted the new standard effective January 1, 2020 and the guidance did not have a material impact on our consolidated financial statements.

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

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). ASU 2019-12 removes certain exceptions for performing intraperiod tax allocations, recognizing deferred taxes for investments, and calculating income taxes in interim periods. The guidance also simplifies the accounting for franchise taxes, transactions that result in a step-up in the tax basis of goodwill, and the effect of enacted changes in tax laws or rates in interim periods. The Company adopted ASU 2019-12 in the first quarter of 2021 and the adoption had no material impact to the Company’s consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s own Equity (Subtopic 815-40), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible debt instruments and contracts on an entity’s own equity. Among other things, the standard removes certain accounting models which require bifurcation from the host contract of certain features of convertible debt instruments, unless the feature qualifies as a derivative under ASC 815. Additionally, companies are required to use the if-converted method for convertible instruments in their calculations of diluted earnings per share. Early adoption is permitted but no earlier than the fiscal year beginning after December 15, 2020.

The Company elected to early adopt ASU 2020-06 effective January 1, 2021. The Company has elected the modified retrospective method to transition to the guidance. The modified retrospective method requires the Company to:

1)	Recombine our convertible notes into a single instrument by reclassifying the amount initially recorded to the equity component against the outstanding debt on the convertible notes.

2)

Reclassify an amount from retained earnings equal to the difference between the sum of the carrying values of the debt and the conversion feature immediately before transition and the revised amortized cost of the combined convertible instrument under the traditional debt model as of the transition date.

3)

Post-transition, account for the convertible notes as a single instrument recognizing interest expense based on the applicable and recalculated effective interest rate and continue to apply the if-converted method in the Company’s calculation of diluted earnings per share.

The following table summarizes the impact of the Company’s adoption of ASU 2020-06:

	December 31, 2020	January 1, 2021
Convertible Debt	$153,882	$194,649	$40,767
Additional Paid-in Capital	363,055	332,555	(30,500)
Retained Earnings	37,580	37,813	233
Deferred Tax Liabilities	23,848	13,348	(10,500)
			$—

3. Revenue

Disaggregation of Revenue

The following table depicts the disaggregation of revenue according to categories consistent with how the Company evaluates its financial performance and economic risk. International revenue consists of international geo-targeted campaigns, which are campaigns targeted at an audience of members outside of North America.

	For the Three Months Ended March 31,
	2021	2020
North America	$33,038	$19,881
International	19,931	11,535
Total	$52,969	$31,416

Contract Liabilities

Timing may differ between the satisfaction of performance obligations and the invoicing and collections of amounts related to the Company’s contracts with customers. Liabilities are recorded for amounts that are collected in advance of the satisfaction of performance obligations. Additionally, certain customers may receive credits, which are accounted for as a material right. The Company estimates these amounts based on the expected amount of future services to be provided to customer and allocates a portion of the transaction price to these material rights. The Company recognizes these material rights as the material rights are exercised. The resulting amounts included in the contract liabilities on the accompanying Consolidated Balance Sheets were $2.4 million and $2.2 million at March 31, 2021, and December 31, 2020, respectively.

Contract Liabilities
Year-to-Date Activity
Balance at December 31, 2020	$15,689
Deferral of revenue	62,341
Recognition of previously unearned revenue	(52,969)
Balance at March 31, 2021	$25,061

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

•

Costs to Fulfill a Contract.  The Company’s revenue is primarily generated from customer contracts that are for one year or less. Costs primarily consist of incentive compensation paid based on the achievements of sales targets. As a practical expedient, for amortization periods that are determined to be one year or less, the Company expenses any incremental costs of obtaining the contract with a customer when incurred. For those customer contracts greater than one year, the Company capitalizes and amortizes the expenses over the period of benefit.

•

Revenue Invoiced.  The Company has applied the practical expedient for certain revenue streams to exclude the value of remaining performance obligations for (i) contracts with an original expected term of one year or less or (ii) contracts for which the Company recognizes revenue in proportion to the amount it has the right to invoice for services performed.

4. Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including short-term and long-term investments and contingent consideration. The Company’s bank and money market accounts are in bank deposits and are not quoted instruments. As such they are all considered cash. The fair value of these financial assets and liabilities was determined based on three levels of input as follows:

•	Level 1. Quoted prices in active markets for identical assets and liabilities;
•	Level 2. Observable inputs other than quoted prices in active markets; and
•	Level 3. Unobservable inputs.

The fair value hierarchy of the Company’s financial assets carried at fair value and measured on a recurring basis is as follows:

		Fair Value Measurements at March 31, 2021
	March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments (1)	$84	$ —	$84	$—
Total assets	$84	$—	$84	$—
Liabilities:
Contingent consideration - current (2)	$1,984	$ —	$ —	$1,984
Contingent consideration - non-current (2)	—	—	—	—
Total liabilities	$1,984	$—	$—	$1,984

		Fair Value Measurements at December 31, 2020
	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments (1)	$84	$—	$84	$—
Total assets	$84	$—	$84	$—
Liabilities:
Contingent consideration - current (2)	$1,027	$—	$—	$1,027
Contingent consideration - non-current (2)	1,751	—	—	1,751
Total liabilities	$2,778	$—	$—	$2,778

(1)

Short-term investments consist of municipal bonds, corporate bonds, bond funds, U.S. Treasury securities, and government agency bonds; their fair value is calculated using an interest rate yield curve for similar instruments.

(2)

Contingent consideration liabilities are measured using the income approach and discounted to present value based on an assessment of the probability that the Company would be required to make such future payments. The contingent consideration liabilities are measured at fair value using significant Level 3 (unobservable) inputs such as discount rates and probability measures. Remeasurement of the contingent consideration to fair value is expensed through the income statement in the period remeasured.

5. Cash and Investments

Cash is carried at cost, which approximates fair market value. As of March 31, 2021 and December 31, 2020, cash consisted of $93.8 million and $82.6 million respectively.

Investments are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity, net of tax. Realized gains and losses on the sale of these investments are determined using the specific identification method. There were no realized gains or losses as of March 31, 2021 or December 31, 2020.

Short-term investments consisted of the following:

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Bond funds	$84	$—	$—	$84
Total short-term investments	$84	$—	$—	$84

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Bond funds	$84	$—	$—	$84
Total short-term investments	$84	$—	$—	$84

6. Goodwill and Intangible Assets

The following table summarizes the Company’s intangible assets, net:

		March 31, 2021
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer, affiliate and advertiser relationships	5-19	$78,546	$(7,803)	$70,743
Developed websites, technology and patents	10	32,725	(2,059)	30,666
Trademark, trade name and domain name	5-16	7,652	(1,961)	5,691
Proprietary user information database and internet traffic	5	1,146	(1,146)	—
Non-compete agreements	1.5-3	230	(73)	157
Total intangible assets		$120,299	$(13,042)	$107,257

		December 31, 2020
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer, affiliate and advertiser relationships	5-19	$78,283	$(6,595)	$71,688
Developed websites, technology and patents	10	32,535	(1,315)	31,220
Trademark, trade name and domain name	5-16	7,619	(1,831)	5,788
Proprietary user information database and internet traffic	5	1,149	(1,149)	—
Non-compete agreements	1.5-3	230	(54)	176
Total intangible assets		$119,816	$(10,944)	$108,872

Intangible assets are amortized over their estimated useful lives, which range from eighteen months to nineteen years, using methods of amortization that are expected to reflect the estimated pattern of economic use. The remaining amortization expense will be recognized over a weighted-average period of approximately 7.4 years. Amortization expense was $2.2 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively. Amortization expense relating to developed websites, technology and patents is recoded within costs of revenues. All other amortization is recorded within operating expenses as the remaining intangible assets consist of customer-related assets which generate website traffic that the Company considers to be in support of selling and marketing activities. The Company did not write off any fully amortized intangible assets in the first three months of 2021.

The Company expects amortization expense of intangible assets to be as follows:

Years Ending December 31:	Amortization Expense
2021 (April 1 – December 31)	$6,516
2022	8,241
2023	8,072
2024	8,041
2025	8,041
Thereafter	68,346
Total	$107,257

Goodwill and indefinite-lived intangible assets are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. The Company did not have any intangible assets with indefinite lives other than goodwill as of March 31, 2021 or December 31, 2020. There were no indications of impairment as of March 31, 2021, and the Company believes that, as of the balance sheet dates presented, none of the Company’s goodwill or intangible assets was impaired.

7. Net Income Per Common Share

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per common share is as follows:

	For the Three Months Ended
	March 31,
	2021	2020
Numerator:
Net income	$1,810	$2,207
Denominator:
Basic:
Weighted average shares of common stock and vested, undelivered restricted stock units outstanding	28,140,619	28,003,663
Diluted:
Weighted average shares of common stock and vested, undelivered restricted stock units outstanding	28,140,619	28,003,663
Effect of potentially dilutive shares (1)	1,101,728	436,056
Total weighted average shares of common stock and vested, undelivered restricted stock units outstanding and potentially dilutive shares	29,242,347	28,439,719
Net Income Per Common Share:
Basic:
Net income applicable to common stockholders	$1,810	$2,207
Weighted average shares of stock outstanding	28,140,619	28,003,663
Basic net income per common share	$0.06	$0.08
Diluted:
Net income applicable to common stockholders	$1,810	$2,207
Weighted average shares of stock outstanding	29,242,347	28,439,719
Diluted net income per common shares (1)	$0.06	$0.08
(1)

In calculating diluted net income per share, 26.0 thousand shares related to outstanding stock options and unvested, undelivered restricted stock units were excluded for the three months ended March 31, 2021. Additionally, we excluded the impact of the amortization into interest expense from net income relating to our convertible shares and the resulting 2.9 million common shares under the if-converted method due to their anti-dilutive nature. 37.5 thousand shares related to outstanding stock options and unvested, undelivered restricted stock units were excluded for the three months ended March 31, 2020.

8. Convertible Debt and Loan Agreement

Convertible Debt

In December 2020, the Company issued $201.3 million in aggregate principal amount of 0.125% convertible senior notes (the “Notes”) due December 15, 2025, unless earlier repurchased by the Company or converted by the holder pursuant to their terms. Interest is payable semiannually in arrears on June 15 and December 15 of each year, commencing on June 15, 2021.

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

The Notes have an initial conversion rate of 14.1977 shares of common stock per $1,000 principal amount of the Notes. This represents an initial effective conversion price of approximately $70.43 per share of common stock and 2,857,447 shares issuable upon conversion. Throughout the term of the Notes, the conversion rate may be adjusted upon the occurrence of certain events. Holders of the Notes will not receive any cash payment representing accrued and unpaid interest, if any, upon conversion of a Note, except in limited circumstances. Accrued but unpaid interest will be deemed to be paid by cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock paid or delivered, as the case may be, to the holder upon conversion of the Notes.

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

•

during the five business day period after any five consecutive trading day period, or the Notes measurement period, in which the “trading price” (as defined in the Indenture) per $1,000 principal amount of the Notes for each trading day of the Notes measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day;

•	if the Company calls any or all of the Notes for redemption, at any time prior to the close of business on September 14, 2025; or

•	upon the occurrence of specified corporate events as set forth in the Indenture.

As of March 31, 2021, the Notes were not yet convertible.

Prior to the adoption of ASU 2020-06, based on market data available for publicly traded, senior, unsecured corporate bonds issued by companies in the same industry and with similar maturities, the Company estimated the implied market interest rate of its Notes to be approximately 5%, assuming no conversion option. Assumptions used in the estimate represent what market participants would use in pricing the liability component of the Notes, including market interest rates, credit standing, and yield curves, all of which are defined as Level 2 observable inputs. The estimated implied interest rate was applied to the Notes, which resulted in a fair value of the liability component of $158.8 million upon issuance, calculated as the present value of future contractual payments based on the $201.3 million of aggregate principal amount. The excess of the principal amount of the liability component over its carrying amount, or the debt discount, is amortized to interest expense over the term of the Notes. The $42.5 million difference between the gross proceeds received from issuance of the Notes of $201.3 million and the estimated fair value of the liability component represents the equity component of the Notes and was recorded in additional paid-in capital. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

In accounting for the transaction costs related to the issuance of the Notes, the Company allocated the total amount incurred to the liability and equity components in proportion to the allocation of proceeds. Transaction costs attributable to the liability component, totaling $5.25 million, are being amortized to expense over the term of the Notes, and transaction costs attributable to the equity component, totaling $1.4 million, were included with the equity component in shareholders’ equity.

Effective January 1, 2021, upon the adoption of ASU 2020-06, the Company reclassified the equity component into the debt component as more fully described above.

The Notes consist of the following:

	March 31, 2021	December 31, 2020
Liability Component:
Principal	$201,250	$201,250
Less: debt discount, net of amortization	6,274	47,368
Net carrying amount	$194,976	$153,882
Equity component (a)	$-	$41,059

(a)Recorded in the consolidated balance sheet within additional paid-in capital, net of $1,404 transaction costs in equity

The following table sets forth total interest expense recognized related to the Notes:

	March 31, 2021	December 31, 2020
0.125% coupon	$63	$10
Amortization of debt discount and transaction costs	327	346
	$390	$356

As of March 31, 2021, the fair value of the Notes, which was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted prices of the Notes in an over-the-counter market (Level 2), and carrying value of debt instruments (carrying value excludes the equity component of the Company’s convertible notes classified in equity) were as follows:

	March 31, 2021		December 31, 2020
	Fair Value	Carrying Value	Fair Value	Carrying Value
Convertible senior notes	$234,615	$194,976	$218,940	$153,882

Based on the closing price of our common stock of $69.45 on March 31, 2021, the if-converted value of the Notes was less than their respective principal amounts.

Loan Agreement

On December 24, 2018, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Western Alliance Bank (the “Bank”) as the lender. The Loan Agreement provided for a $25 million term loan facility with a maturity date of December 10, 2023. The Loan Agreement was paid in full in December 2020 and all liens related to the Loan Agreement released.

Borrowings under the Loan Agreement bore interest, on the outstanding daily balance thereof, at a floating per annum rate equal to one and three-eighths percent (1.375%) above the greater of (a) the one (1) month U.S. LIBOR rate reported in The Wall Street Journal as of such date or (b) two percent (2.00%).

9. Leases, Contingencies, and Subsequent Event

The Company conducts its operations in leased office facilities under various noncancelable operating lease agreements that expire through December 2029.

On October 26, 2017, the Company entered into a Third Amendment (the “Third Amendment”) to the lease agreement for office space in Newton, Massachusetts, dated as of August 4, 2009 (the “Newton Lease”). The Third Amendment extended the lease term to December 31, 2029 and preserves the Company’s option to extend the term for an additional five-year period subject to certain terms and conditions set forth in the Newton Lease. The Third Amendment reduced the rentable space from approximately 110,000 square feet to approximately 74,000 square feet effective January 1, 2018. Beginning on January 1, 2018, base monthly rent under the Third Amendment will be $0.3 million. The base rent will increase biennially at a rate averaging approximately 1% per year, beginning on January 1, 2020. The Company remains responsible for certain other costs under the Third Amendment, including operating expense and taxes.

In April 2021, the Company entered into a Fourth Amendment (the “Fourth Amendment”). The Fourth Amendment becomes effective during May 2021. The Fourth Amendment will reduce the rentable space from approximately 74,000 square feet to approximately 68,000 square feet and will provide the Company with a one-time payment of approximately $0.6 million. Beginning June 1, 2021, base monthly rent will be approximately $0.25 million per month. All other terms and conditions are substantially similar to the Third Amendment.

Certain of the Company’s operating leases , including the Newton Lease, include lease incentives and escalating payment amounts and are renewable for varying periods. The Company recognizes the related rent expense on a straight-line basis over the term of each lease, taking into account the lease incentives and escalating lease payments.

The Company has various non-cancelable lease agreements for certain of its offices with original lease periods expiring between 2021 and 2029. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain it will exercise that option. Leases with renewal options allow the Company to extend the lease term typically between 1 and 5 years. When determining the lease term, renewal options reasonably certain of being exercised are included in the lease term. When determining if a renewal option is reasonably certain of being exercised, the Company considers several economic factors, including but not limited to, the significance of leasehold improvements incurred on the property, whether the asset is difficult to replace, underlying contractual obligations, or specific characteristics unique to that particular lease that would make it reasonably certain that the Company would exercise such option.  Renewal and termination options were generally not included in the lease term for the Company's existing operating leases. Certain of the arrangements have discounted rent periods or escalating rent payment provisions. Leases with an initial term of twelve months or less are not recorded on the consolidated balance sheets. The Company recognizes rent expense on a straight-line basis over the lease term.

As of March 31, 2021, operating lease assets were $25.2 million and operating lease liabilities were $29.5 million. The maturities of the Company’s operating lease liabilities as of March 31, 2021 were as follows:

Minimum Lease
Years Ending December 31:	Payments
2021 (April 1 – December 31)	$3,494
2022	4,605
2023	4,257
2024	4,253
2025	3,464
Thereafter	14,296
Total future minimum lease payments	$34,369
Less imputed interest	4,820
Total operating lease liabilities	$29,549

Included in the Consolidated Balance Sheet:
Current operating lease liabilities	$3,557
Non-current operating lease liabilities	25,992
Total operating lease liabilities	$29,549

For the three months ended March 31, 2021 and 2020, the total lease cost was comprised of the following amounts:

	Three Months Ended March 31,
	2021	2020
Operating lease expense	$1,142	$947
Short-term lease expense	76	28
Total lease expense	$1,218	$975

The following summarizes additional information related to operating leases:

As of
March 31, 2021
Weighted-average remaining lease term — operating leases	4.6
Weighted-average discount rate — operating leases	4%

If the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate as the discount rate. The Company uses its best judgment when determining the incremental borrowing rate, which is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term to the lease payments in a similar currency.

Litigation

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At March 31, 2021 and December 31, 2020, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

10. Stock-Based Compensation

Stock Option and Incentive Plans

In April 2007, the Board approved the 2007 Stock Option and Incentive Plan (the “2007 Plan”), which was approved by the stockholders of the Company and became effective upon the consummation of the Company’s IPO in May 2007. The 2007 Plan allowed the Company to grant incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), stock appreciation rights, deferred stock awards, restricted stock units and other awards. Under the 2007 Plan, stock options could not be granted at less than fair market value on the date of grant and grants generally vested over a three- to four-year period. Stock options granted under the 2007 Plan expire no later than ten years after the grant date. Additionally, beginning with awards made in August 2015, the Company had the option to direct a net issuance of shares for satisfaction of tax liability with respect to vesting of awards and delivery of shares. Prior to August 2015, this choice of settlement method was solely at the discretion of the award recipient. The 2007 Plan expired in May 2017.

No new awards may be granted under the 2007 Plan; however, the shares of common stock remaining in the 2007 Plan are available for issuance in connection with previously awarded grants under the 2007 Plan. There are 40,000 shares of common stock that remain subject to outstanding stock grants under the 2007 Plan as of March 31, 2021.

In March 2017, the Board approved the 2017 Stock Option and Incentive Plan (the “2017 Plan”), which was approved by the stockholders of the Company at the 2017 Annual Meeting and became effective June 16, 2017. The 2017 Plan replaces the Company’s 2007 Plan. On that date, 3,000,000 shares of Common Stock were reserved for issuance under the 2017 Plan and, generally, shares that are forfeited or canceled from awards under the 2017 Plan also will be available for future awards. Under the 2017 Plan, the Company may grant restricted stock and restricted stock units, non-qualified stock options, stock appreciation rights, performance awards, and other stock-based and cash-based awards. Grants generally vest in equal tranches over a three-year period. Stock options granted under the 2017 Plan expire no later than ten years after the grant date. Shares of stock issued pursuant to restricted stock awards are restricted in that they are not transferable until they vest. Stock underlying awards of restricted stock units are not issued until the units vest. Non-qualified stock options cannot be exercised until they vest. Under the 2017 Plan, all stock options and stock appreciation rights must be granted with an exercise price that is at least equal to the fair market value of the stock on the date of grant. The 2017 Plan broadly prohibits the repricing of options and stock appreciation rights without stockholder approval and requires that no dividends or dividend equivalents be paid with respect to options or stock appreciation rights. The 2017 Plan further provides that, in the event any dividends or dividend equivalents are declared with respect to restricted stock, restricted stock units, other stock-based awards and performance awards (referred to as “full-value awards”), they would be subject to the same vesting and forfeiture provisions as the underlying award. There are a total of 1,584,350 shares of common stock that remain subject to outstanding stock grants under the 2017 Plan as of March 31, 2021.

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

A summary of the stock option activity under the Company’s plans for the three months ended March 31, 2021 is presented below:

Year-to-Date Activity	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2020	107,500	$17.34	—	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Cancelled	—	—	—	—
Options outstanding at March 31, 2021	107,500	$17.34	6.38	$5,602
Options exercisable at March 31, 2021	87,500	$14.53	5.73	$4,806
Options vested or expected to vest at March 31, 2021	107,164	$17.30	6.37	$5,589

There were no options exercised during the three months ended March 31, 2021 and March 31, 2020.

Restricted Stock Units

Restricted stock units are valued at the market price of a share of the Company’s common stock on the date of the grant. A summary of the restricted stock unit activity under the Company’s plans for the three months ended March 31, 2021 is presented below:

Year-to-Date Activity	Shares	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Nonvested outstanding at December 31, 2020	1,478,000	$31.33	—
Granted	64,152	77.93	—
Vested	(25,677)	73.22	—
Forfeited	—	—	—
Nonvested outstanding at March 31, 2021	1,516,475	$32.61	$105,319

There were 25,677 restricted stock units with a total grant-date fair value of $1.9 million that vested during the three months ended March 31, 2021. There were 95,688 restricted stock units with a total grant-date fair value of $2.0 million that vested during the three months ended March 31, 2020.

As of March 31, 2021, there was $36.3 million of total unrecognized compensation expense related to stock options and restricted stock units, which is expected to be recognized over a weighted average period of 1.8 years.

11. Stockholders’ Equity

Common Stock Repurchase Programs

On November 7, 2018, the Company announced a program (the “November 2018 Stock Repurchase Program”) to repurchase shares up to an aggregate amount of $25.0 million whereby the Company was authorized to repurchase the Company’s common stock from time to time on the open market or in privately negotiated transactions at prices and in a manner that may be determined by management. The Company repurchased 736,760, 411,849 and 243,425 shares at an aggregate purchase price of $14.8 million, $7.1 million and $3.1 million and an average share price of $20.10, $17.14 and $12.82 during the years ended December 31, 2020, 2019, and 2018, respectively, under the November 2018 Stock Repurchase Program. We terminated this repurchase program in May 2020.

In May 2020, we announced that our Board had authorized a $25.0 million stock repurchase program (the “May 2020 Repurchase Program”) whereby we are authorized to repurchase our common stock from time to time on the open market or in privately negotiated transactions at prices and in the manner that may be determined by management.  No amounts were repurchased under this plan for the three months ended March 31, 2021.

Repurchased shares are recorded under the cost method and are reflected as treasury stock in the accompanying Consolidated Balance Sheets.

Reserved Common Stock

As of March 31, 2021, the Company has reserved 1,750,336 shares of common stock for use in settling outstanding options and unvested restricted stock units that have not been issued, as well as future awards available for grant under the 2007 and 2017 Plans and 4,000,186 shares issuable upon conversion of the Notes.

12. Income Taxes

The Company measures its interim period tax expense using an estimated annual effective tax rate and adjustments for discrete taxable events that occur during the interim period. The estimated annual effective income tax rate is based upon the Company’s estimations of annual pre-tax income, the geographic mix of pre-tax income, and its interpretations of tax laws. The Company updates the estimate of its annual effective tax rate at the end of each quarterly period. The Company recorded income tax expense of $0.7 million and $0.9 million for the three months ended March 31, 2021 and March 31, 2020 respectively.

13. Segment Information

The Company views its operations and manages its business as one operating segment which is the business of providing purchase intent marketing and sales services. The Company aggregated its operating segment based upon the similar economic and operating characteristics of its operations.

Geographic Data

Net sales by campaign target area were as follows (1):

	For the Three Months Ended March 31,
	2021	2020
North America	$33,038	$19,881
International	19,931	11,535
Total	$52,969	$31,416
(1)	Net sales to customers by campaign target area is based on the geo-targeted (target audience) location of the campaign.

Net sales to unaffiliated customers by geographic area were as follows (2):

	For the Three Months Ended March 31,
	2021	2020
United States	$37,500	$22,437
United Kingdom	8,148	3,792
Other international	7,321	5,187
Total	$52,969	$31,416
(2)	Net sales to unaffiliated customers by geographic area is based on the customers’ current billing addresses and does not consider the geo-targeted (target audience) location of the campaign.

Long-lived assets by geographic area were as follows:

	March 31, 2021	December 31, 2020
United States	$195,627	$195,424
International	106,238	106,227
Total	$301,865	$301,651

Long-lived assets are comprised of property and equipment, net; goodwill; and intangible assets, net. The United Kingdom accounted for 35% of the Company’s long-lived assets for the three months ended March 31, 2021 and no single country outside of the U.S. or United Kingdom accounted for 10% or more of the Company’s long-lived assets during either of these periods.

14. Acquisitions

2020 Acquisitions

BrightTALK Limited

In December, 2020, the Company acquired all outstanding stock of BrightTALK Limited and its wholly owned subsidiary BrightTALK, Inc., which is a leading marketing platform for webinars and virtual events that enables marketers to create original webinar and video content. The Company has included the financial results of BrightTALK in the consolidated financial statements from the date of acquisition. The acquisition date fair value of the consideration transferred for BrightTALK was approximately $151.0 million in cash.

The acquisition was accounted for using the acquisition method of accounting, which requires the total purchase consideration to be allocated to the assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition.

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

Other Acquisitions

During 2020, the Company acquired substantially all the assets of two other companies for an aggregate of $25.0 million in cash and $2.2 of contingent consideration and has included the financial results of these companies in its consolidated financial statements from the dates of acquisition. The earnouts are subject to certain revenue growth targets and the payment is adjusted based on actual results. The transactions were not material to the Company and the costs associated with the acquisitions were not material. The Company accounted for the transactions as business combinations. In allocating the purchase consideration based on estimated fair values, the Company recorded $17.1 million of intangible assets (offset by the value of assumed liabilities under of the agreements of $3.5 million), and $12.7 million of goodwill. The majority of the goodwill balance associated with these business combinations is deductible for U.S. income tax purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including those discussed below in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2020 under Part I, Item 1A, “Risk Factors,” and in the other documents we file with the Securities and Exchange Commission. Please refer to our “Forward-Looking Statements” section on page 35.

Overview

TechTarget, Inc. (“we” or the “Company”) is a global data and analytics leader and software provider for purchase intent-driven marketing and sales data and content curation and creation services which delivers business impact for business-to-business (“B2B”) companies. Our solutions enable B2B technology companies to identify, reach, and influence key enterprise technology decision makers faster and with higher efficacy. We improve information technology (“IT”) vendors’ abilities to impact highly targeted audiences for business growth using advanced targeting, first-party analytics and data services complemented with customized marketing programs that integrate demand generation, brand marketing, and advertising techniques.

We enable enterprise technology and business professionals to navigate the complex and rapidly-changing enterprise technology landscape where purchasing decisions can have significant financial and operational consequences. Our content strategy includes three primary sources which enterprise technology and business professionals use to assist them in their pre-purchase research: independent content provided by our professionals, vendor-generated content provided by our customers and member-generated, or peer-to-peer, content. In addition to utilizing our independent editorial content, registered members and users appreciate the ability to deepen their pre-purchase research by accessing the extensive vendor-supplied content available across our website and webinar and virtual event channels network. Likewise, these members and users derive significant additional value from the ability of our network to provide seamless interaction and contribute to information exchanges in a given field. To advance our ability to provide purchase intent-driven marketing and sales data, we have been acquisitive. During 2020, we acquired BrightTALK Limited, a technology media company that provides customers with a platform to create, host and promote virtual events, webinars and video content, The Enterprise Strategy Group, Inc., a leading provider of decision support content based on user research and market analysis for enterprise technology companies, and Data Science Central, LLC, a digital publishing and media company focused on data science and business analytics.

We had approximately 27.2 million and 20.8 million registered members and users – our “audiences” – as of March 31, 2021 and 2020, respectively. During the second quarter of 2020, the Company ended a partnership with a company covering the Belgium, Netherlands, and Luxembourg (“Benelux”) region. We restated our 2020 membership to remove the Benelux member number as of March 31, 2020 (0.5 million). We believe that we have sufficient members and users within our remaining database to support our business needs within the Benelux region. As a result of the BrightTALK acquisition, we added approximately 6.1 million unique users of the BrightTALK platform to our audiences. While the size of our registered member and user base does not provide direct insight into our customer numbers or our revenue, the value of our services sold to our customers is a direct result of the breadth and reach of this content footprint. This footprint creates the opportunity for our clients to gain business leverage by targeting our audiences through customized marketing programs. Likewise, the behavior exhibited by these audiences enables us to provide our customers with data products to improve their marketing and sales efforts. The targeted nature of our member and user base enables B2B technology companies to reach a specialized audience efficiently because our content is highly segmented and aligned with the B2B technology companies’ specific products.

Through our ability to identify, reach and influence key decision makers, we have developed a broad customer base and, in 2021, we anticipate delivering purchase intent-driven marketing and sales data programs to more than 2,000 customers.

COVID-19 Business Update

In the first quarter of 2020, we began to see the impacts of the COVID-19 pandemic on our business. As local and national actions, such as stay at home mandates, took effect, we began to see the macro-economic uncertainty that the COVID-19 pandemic created, which impacted our customers’ purchasing decisions. We observed our customers navigate this economic uncertainty through a combination of strategies, including focusing their buying decisions on shorter duration contracts. Additionally, our ability to attract new customers to longer-term contracts was impacted as a result of the general cautiousness related to the COVID-19 pandemic.

While the COVID-19 pandemic has not had a material adverse impact on our operations, the future course of the pandemic and any potential financial impact remain highly uncertain and continue to evolve. Even after the easing of governmental restrictions, as the severity of the COVID-19 pandemic lessens, we could experience further fluctuations in our results of operations and cash flows resulting from the ongoing global impacts of the pandemic and our customers’ realignment of their marketing and sales budgets.

Our priorities remain ensuring the health and safety of our employees, customers, vendors, members, stockholders, and other stakeholders, while delivering our content and services to our customers around the world and continuing to drive long-term growth.

Executive Summary

Financial Results For the Three Months Ended March 31, 2021

Our revenue for the three months ended March 31, 2021 increased by $21.6 million, or 69%, to $53.0 million, compared with $31.4 million, during the same period in 2020. Priority Engine™ revenue increased 7% to more than $13.5 million, in the first three months of 2021 compared with $12.6 million in the first three months of 2020. Increased spend for data driven marketing products, including lead generation and brand as well as our acquisitions contributed to our growth. As required under accounting principles generally accepted in the United States (“U.S. GAAP”), we recorded unearned revenue related to acquired contracts from acquired entities at fair value on the date of acquisition. As a result, we did not recognize certain revenue related to these acquired contracts that the acquired entities would have otherwise recorded as an independent entity. The amount of revenue that we derived from longer-term contracts in the first quarter of 2021 increased 101%, compared to the first quarter of 2020.

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

Our international geo-targeted revenue, where our target audience is outside North America (“International”), increased more than 73% for the three months ended March 31, 2021, compared with the prior year period driven by the items noted above.

Gross profit percentage was 70% and 74% for the three months ended March 31, 2021 and 2020, respectively. Gross profit increased by $13.8 million, mainly due to the increase in revenue compared to the same period a year ago.

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

•

COVID-19.  Throughout 2020, we have been impacted by COVID-19 in multiple ways; we noted an acceleration of our international revenue as customers in those regions moved from face-to-face events to online platforms; we noted a reticence among certain of our customers to enter into longer-term contractual relationships; we noted our ability to expand our new logo acquisition with our Priority Engine Express offering was negatively impacted. We anticipate certain of these trends to continue through the remainder of 2021.
•

Brexit. The United Kingdom’s June 2016 referendum, in which voters approved an exit of the United Kingdom from the European Union, commonly referred to as “Brexit,” resulted in significant general economic uncertainty as well as volatility in global stock markets and currency exchange rate fluctuations. In March 2017, the United Kingdom served notice to the European Council under Article 50 of the Lisbon Treaty of its intention to withdraw from the European Union. As of January 30, 2020, the United Kingdom’s membership in the European Union was terminated and an eleven-month transition period began. In December 2020, the United Kingdom and the European Union agreed on a trade and cooperation agreement, under which the United Kingdom and the European Union will now form two separate markets governed by two distinct regulatory and legal regimes. The trade and cooperation agreement covers the general objectives and framework of the relationship between the United Kingdom and the European Union, including as it relates to trade, transport and visas. Notably, under the trade and cooperation agreement, United Kingdom service suppliers no longer benefit from automatic access to the entire European Union single market, United Kingdom goods no longer benefit from the free movement of goods and there is no longer the free movement of people between the United Kingdom and the European Union. Depending on the application of the terms of the trade and cooperation agreement, we could face new regulatory costs and challenges. The full effect of Brexit remains uncertain and depends on the application of the terms of the trade and cooperation agreement. Our revenue generated from customers who have billing addresses within the United Kingdom was approximately 15% and 10% of our total revenue for the three months ended March 31, 2021 and 2020, respectively.

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

•

Customer Demographics. In the three months ended March 31, 2021, revenue from our legacy global customers (a static cohort comprising of our 10 historically largest on premises hardware technology companies), increased by approximately 65% compared to the prior year. Revenue from our other customers, excluding the legacy global customers described above, increased by approximately 90% compared to the prior year.

Our key strategic initiatives include:

•	Geographic. During the three months ended, March 31, 2021 approximately 38% of our revenue was derived from International campaigns.
•

Product. Purchase intent data continues to drive our product strategy. During 2021, we intend to make the purchase intent data acquired through our recent acquisition of BrightTALK more readily available through our Priority Engine offering. We are additionally focused on improving connectivity, ROI metrics and attribution. Through our Priority Engine Express offering, we will focus on extending the market reach of our purchase intent data to companies in the SMB market.

•

Our revenue was up 69% in the first quarter of 2021 compared to the first quarter of 2020, which was primarily driven by the factors noted above. We have looked extensively at the dynamics between IT Deal Alert™ and other offerings and have evaluated whether our growth in IT Deal Alert™ customers is taking away from other products for those same accounts. However, our data indicates that this is not the case, and while our sales team is leading with IT Deal Alert™, our sales team continues to emphasize the benefits of integration across our product offerings.

Revenue

Revenue changes for the three month period ended, March 31, 2021, as compared to the same period in 2020, are shown in the table below. See the discussion above and Notes 3 and 13 to our consolidated financial statements for additional information on our revenues.

	For the Three Months Ended March 31,		Percent Change
	2021	2020
North America	$33,038	$19,881	66%
International	19,931	11,535	73%
Total	$52,969	$31,416	69%

We sell customized marketing programs to B2B technology companies targeting a specific audience within a particular enterprise technology or business sector or sub-sector. We maintain multiple points of contact with our customers to provide support throughout their organizations and their customers’ IT sales cycles. As a result, our customers often run multiple advertising programs with us in order to target their desired audience of enterprise technology and business professionals more effectively. There are multiple factors that can impact our customers’ marketing and advertising objectives and spending with us, including but not limited to, IT product launches, increases or decreases to their advertising budgets, the timing of key industry marketing events, responses to competitor activities and efforts to address specific marketing objectives such as creating brand awareness or generating sales leads. Our products and services are generally delivered under short-term contracts that run for the length of a given program, typically less than nine months. In 2016, we began to enter into longer-term contracts with certain customers, and in the quarter ended March 31, 2021 approximately 42% of our revenue was from longer-term contracts.

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
•

Demand Solutions. Our offerings enable our customers to reach and influence prospective buyers through content marketing programs, such as white papers, webcasts, podcasts, webinars, videocasts, virtual trade shows, and content sponsorships, designed to generate demand for their solutions, and through display advertising and other brand programs that influence consideration by prospective buyers. We believe this allows B2B technology companies to maximize ROI on marketing and sales expenditures by capturing sales leads from the distribution and promotion of content to our audience of enterprise technology and business professionals.

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

Cost of Revenue, Operating Expenses, and Other

Expenses consist of cost of revenue, selling and marketing, product development, general and administrative, depreciation and amortization, and interest and other expense, net. Personnel-related costs are a significant component of each of these expense categories except for depreciation and amortization and interest and other expense, net.

Cost of Revenue. Cost of revenue consists primarily of: salaries and related personnel costs; member acquisition expenses (primarily keyword purchases from leading internet search sites); freelance writer expenses; website hosting costs; vendor expenses associated with the delivery of webcast, podcast, videocast and similar content, and other offerings; stock-based compensation expenses; facility expenses, and other related overhead.

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

Interest and Other Income (Expense), Net. Interest and other expense, net consists primarily of interest costs and the related amortization of deferred issuance costs on amounts borrowed under our Convertible Senior Notes and our Loan and Security Agreement (the “Loan Agreement”) with Western Alliance Bank and amortization of premiums on our investments, less any interest income earned on cash, and short-term and long-term investments. We historically have invested our cash in money market accounts, municipal bonds, government agency bonds, U.S. Treasury securities and corporate bonds. Other expense, net consists of non-operating gains or losses, primarily related to realized and unrealized foreign currency gains and losses on trade assets and liabilities.

Non-GAAP Financial Measures

We use non-GAAP financial measures to assist us in evaluating our operating performance to understand and compare operating results across accounting periods, for internal budgeting and forecasting purposes, for short- and long-term operating plans, and to evaluate our financial performance. See “Non-GAAP Financial Measures” below for further information. We believe that non-GAAP Adjusted Revenues reflect our ongoing business in a manner that allows for meaningful period-to-period comparisons and analysis of trends in our business. We also believe that this non-GAAP measures provide useful information to investors and others in understanding and evaluating our operating results and prospects in the same manner as management and in comparing financial results across accounting periods. Regulation S-K Item 10(e), “Use of non-GAAP financial measures in Commission filings,” defines and prescribes the conditions for use of non-GAAP financial information. Our measures of non-GAAP Adjusted Revenues, meet the definition of a non-GAAP financial measure.

We view Adjusted Revenue, as an operating performance measure. We believe that the most directly comparable GAAP financial measure to Adjusted Revenue is GAAP revenue.

Limitations on the Use of Non-GAAP Financial Measures

A limitation of our non-GAAP financial measures of Adjusted Revenue, is that they do not have uniform definitions. Our definitions will likely differ from the definitions used by other companies, and therefore comparability may be limited. Further, the non-GAAP financial measure of Adjusted Revenue has certain limitations because it does not reflect all items of expense that affect our operations and are reflected in the related GAAP financial measure.

We compensate for these limitations by reconciling the non-GAAP financial measures to the most comparable GAAP financial measures. This non-GAAP financial measures should be considered in addition to, not as a substitute for or in isolation from, measures prepared in accordance with GAAP. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure, and to view our non-GAAP financial measure in conjunction with the most comparable GAAP financial measures.

Adjusted Revenues

We define Adjusted Revenues as the sum of revenue and the impact of fair value adjustments to acquired unearned revenue related to services billed by an acquired company prior to its acquisition.   Management uses this measure to evaluate growth of the business period over period, excluding the impact of adjustments due to purchase accounting. We believe that it is important to evaluate growth on this basis. We expect our Adjusted Revenues to converge over time with our GAAP revenue.

The following table presents a reconciliation of Adjusted Revenues:

	Three Months Ended March 31,
	2021	2020
Revenue	$52,969	$31,416
Impact of fair value adjustment on acquired unearned revenue	5,025	—
Adjusted Revenue	$57,994	$31,416
Adjusted revenue growth	85%
Revenue growth	69%

Application of Critical Accounting Policies and Use of Estimates

The discussion of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue, long-lived assets, goodwill, allowance for doubtful accounts, stock-based compensation, contingent liabilities, self-insurance accruals and income taxes. We based our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe to be reasonable. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Our actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies are those that affect our more significant judgments used in the preparation of our consolidated financial statements. A description of our critical accounting policies and estimates is contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Other than those noted in Note 2 to our consolidated financial statements, there were no material changes to our critical accounting policies and estimates during the first three months of 2021.

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

Results of Operations

The following table sets forth our results of operations for the periods indicated, including percentage of total revenue:

	Three Months Ended March 31,
	2021		2020
Revenue	$52,969	100%	$31,416	100%
Cost of revenue	15,168	29%	8,151	26%
Amortization of acquired technology	765	1%	-	0%
Gross profit	37,036	70%	23,265	74%
Operating expenses:
Selling and marketing	21,606	41%	12,949	41%
Product development	2,923	6%	2,032	6%
General and administrative	6,435	12%	3,355	11%
Depreciation	1,221	2%	1,186	4%
Amortization	1,630	3%	159	1%
Total operating expenses	33,815	64%	19,681	63%
Operating income	3,221	6%	3,584	11%
Interest and other expense, net	(696)	-1%	(469)	-1%
Income before provision for income taxes	2,525	5%	3,115	10%
Provision for income taxes	715	1%	908	3%
Net income	$1,810	3%	$2,207	7%

Impact of Acquisitions

The comparability of our operating results in the three months ended March 31, 2021 to the three months ended March 31, 2020 was impacted by our recent acquisitions, including the acquisition of BrightTALK, Limited in December 2020. In our discussion of changes in our results of operations for the three months ended March 31, 2021 compared to the same period in 2020, we may quantitatively disclose the impact of our acquired products and services for the one-year period subsequent to the acquisition date to the growth in our revenue where such discussions would be meaningful.

Comparison of Three Months Ended March 31, 2021 and March 31, 2020

Revenue

	Three Months Ended March 31,
	2021	2020	Increase	Percent Change
Revenue	$52,969	$31,416	$21,553	69%

The increase in revenue was due to customers increasing their spend for data driven marketing products. Priority Engine, lead generation and brand revenue each increased over prior quarter as well as revenue attributed our acquisitions. As required under U.S. GAAP, we recorded unearned revenue related to acquired contracts from acquired entities at fair value on the date of acquisition. As a result, we did not recognize certain revenue related to these acquired contracts that the acquired entities would have otherwise recorded as an independent entity.

Cost of Revenue and Gross Profit

	Three Months Ended March 31,
	2021	2020	Increase	Percent Change
Cost of revenue	$15,168	$8,151	$7,017	86%
Gross profit	$37,036	$23,265	$13,771	59%
Gross profit percentage	70%	74%

Gross Profit. Our gross profit is equal to the difference between our revenue and our cost of revenues for the period. Gross profit percentage was 70% and 74% for the three months ended March 31, 2021 and 2020, respectively. Gross profit increased by $13.8 million in the three months ended March 31, 2021 compared to the same period in 2020, primarily attributable to increased revenue compared to the same period a year ago. Gross profit was negatively impacted by $0.8M during the quarter due to amortization of intangibles related to the acquisition of BrightTALK technology, which lowered gross profit by 1%.  Because the majority of our costs are labor-related, we expect our gross profit to fluctuate from period to period depending on the total revenue for the period.

Operating Expenses and Other

	Three Months Ended March 31,
	2021	2020	Increase (Decrease)	Percent Change
Operating expenses:
Selling and marketing	$21,606	$12,949	$8,657	67%
Product development	2,923	2,032	891	44%
General and administrative	6,435	3,355	3,080	92%
Depreciation	1,221	1,186	35	3%
Amortization	1,630	159	1,471	925%
Total operating expenses	$33,815	$19,681	$14,134	72%
Interest and other expense, net	$(696)	$(469)	$(227)	-48%
Provision for income taxes	$715	$908	$(193)	-21%

Selling and Marketing. Selling and marketing expenses increased for the three months ended March 31, 2021, as compared to the same period in 2020, primarily due to increases in pay related expenses related to our December 2020 acquisitions and a $1.3 million increase in stock-based compensation expense, primarily due to increased stock prices from prior year.

Product Development. Product development expense increased for the three months ended March 31, 2021, as compared to the same period in 2020, due primarily to a $0.5M increase in stock-based compensation due to more awards and increased stock price.

General and Administrative. General and administrative expense increased for the three months ended March 31, 2021, compared to the same period in 2020, due to an increase in pay costs, $0.9 million increase in stock-based compensation costs and professional fees related to December acquisitions.

Depreciation and Amortization. Amortization expense increased due to intangible assets acquired in 2020.

Interest and other expense, net. Interest and other expense increased due to amortization of debt issuance costs and currency fluctuations from trade receivables.

Provision for income taxes. Our effective income tax rate was 28.3% and 29.1% for the three months ended March 31, 2021 and 2020, respectively. The decrease in tax expense was primarily due to the lower pretax income.

Seasonality

The timing of our revenue is affected by seasonal factors. Our revenue is seasonal primarily as a result of the annual budget approval process of many of our customers, the normal timing at which our customers introduce new products, and the historical decrease in advertising in summer months. The timing of revenue in relation to our expenses, many of which do not vary directly with revenue, has an impact on the cost of online revenue, selling and marketing, product development, and general and administrative expenses as a percentage of revenue in each calendar quarter during the year.

The majority of our expenses are personnel-related and includes salaries, stock-based compensation, benefits and incentive-based compensation plan expenses. As a result, we have not experienced significant seasonal fluctuations in the timing of our expenses period to period.

Liquidity and Capital Resources

Resources

Our cash and investments at March 31, 2021 totaled $93.9 million, a $11.2 million increase from December 31, 2020, primarily driven by our cash generated from operations offset in part by the payment of contingent consideration and contingency holdback related to certain acquisitions in March 2021, and investments in property and equipment. We believe that our existing cash and investments and our cash flow from operating activities will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion internationally, future acquisitions we might undertake, and any expansion into complementary businesses. To the extent that our cash and investments and cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more additional acquisitions of businesses.

	March 31, 2021	December 31, 2020
Cash and investments	$93,925	$82,700
Accounts receivable, net	$37,589	$40,183

Cash and Investments

Our cash and investments at March 31, 2021 were held for working capital purposes. We do not enter into investments for trading or speculative purposes.

Accounts Receivable, Net

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing with which we meet our performance obligations and on the timing of our cash collections, as well as on changes to our allowance for doubtful accounts. We use days sales outstanding (“DSO”) as a measurement of the quality and status of our receivables. We define DSO as net accounts receivable at quarter end divided by total revenue for the applicable period, multiplied by the number of days in the applicable period. DSO was 59 days and 57 days at March 31, 2021 and December 31, 2020, respectively.

Cash Flows

	Three Months Ended March 31,
	2021	2020
Net cash provided by operating activities	$15,690	$9,697
Net cash used in investing activities	$(3,131)	$(6,693)
Net cash used in financing activities	$(1,402)	$(15,205)

Operating Activities

Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, provisions for bad debt, stock-based compensation, deferred income taxes, and the effect of changes in working capital and other activities. Cash provided by operating activities for the three months ended March 31, 2021 was $15.7 million compared to cash provided by operating activities of $9.7 million for the three months ended March 31, 2020.

The increase in cash provided by operating activities was primarily the result of changes in working capital (driven mainly by increases in contract liabilities as compared to 2020) and stock-based compensation charged to earnings in the quarter.

Investing Activities

Cash used in investing activities in the three months ended March 31, 2021 was $3.1 million and was for the purchase of property and equipment, primarily for internal-use software, and to a lesser extent, computer equipment. In the first three months of 2020 we used $6.7 million in investing activities primarily a result of the acquisition of substantially all of the operating assets of Data Science Central in February 2020 ($5.0 million) and purchase of property and equipment, primarily for internal-use software, and to a lesser extent, computer equipment. We capitalized internal-use software and website development costs of $2.9 million and $1.4 million for the three months ended March 31, 2021 and 2020, respectively.

Financing Activities

In the first three months of March 31, 2021, we used $1.4 million for financing activities, consisting primarily of $1.0 million for the payment of contingent consideration related to the certain 2020 acquisitions and $0.4 million for tax withholdings related to net share settlements. In the first three months of 2020 we used $15.2 million for financing activities, consisting primarily of $14.8 million for the purchase of treasury shares, $0.3 million for the repayment of principal under the Loan Agreement and related costs and $0.1 million for tax withholdings related to net share settlements.

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

On May 1, 2020, we announced that our Board had authorized a $25.0 million stock repurchase program (the “May 2020 Repurchase Program”) whereby we are authorized to repurchase our common stock from time to time on the open market or in privately negotiated transactions at prices and in the manner that may be determined by management. No amounts have been repurchased under this plan.

Repurchased shares were recorded under the cost method and are reflected as treasury stock in the accompanying Consolidated Balance Sheets. All repurchased shares were funded with cash on hand.

Convertible Debt and Term Loan and Credit Facility Borrowings

Convertible Debt

In December 2020, the Company issued $201.3 million in aggregate principal amount of 0.125% convertible senior notes (the “Notes”) due December 15, 2025, unless earlier repurchased by the Company or converted by the holder pursuant to their terms. Interest is payable semiannually in arrears on June 15 and December 15 of each year, commencing on June 15, 2021.

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

The Notes have an initial conversion rate of 14.1977 shares of common stock per $1,000 principal amount of the Notes. This represents an initial effective conversion price of approximately $70.43 per share of common stock and 2,857,447 shares issuable upon conversion. Throughout the term of the Notes, the conversion rate may be adjusted upon the occurrence of certain events. Holders of the Notes will not receive any cash payment representing accrued and unpaid interest, if any, upon conversion of a Note, except in limited circumstances. Accrued but unpaid interest will be deemed to be paid by cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock paid or delivered, as the case may be, to the holder upon conversion of the Notes.

Loan Agreement

On December 24, 2018, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Western Alliance Bank as the lender. The Loan Agreement provided for a $25 million term loan facility with a maturity date of December 10, 2023. The Loan Agreement was paid in full in December 2020 and all liens related to the Loan Agreement released.

Borrowings under the Loan Agreement bore interest, on the outstanding daily balance thereof, at a floating per annum rate equal to one and three-eighths percent (1.375%) above the greater of (a) the one (1) month U.S. LIBOR rate reported in The Wall Street Journal as of such date or (b) two percent (2.00%).

Capital Expenditures

We have made capital expenditures primarily for computer equipment and related software needed to host our websites, internal-use software development costs, as well as for leasehold improvements and other general purposes to support our growth. Our capital expenditures totaled $3.1 million and $1.6 million for the three month periods ended March 31, 2021 and, 2020 respectively. A majority of our capital expenditures in the first three months of 2021 were for internal-use software and website development costs and, to a lesser extent, computer equipment and related software. We capitalized internal-use software and website development costs of $2.9 million and $1.4 million for the three months ended March 31, 2021 and 2020, respectively. We are not currently party to any purchase contracts related to future capital expenditures.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

There were no material changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or referenced in this Quarterly Report that address activities, events or developments which we expect will or may occur in the future are forward-looking statements, including statements regarding our intent, beliefs or current expectations and those of our management team. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “going to,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, priorities, plans, or intentions. Such statements may include those regarding our future financial results and other projections or measures of our future operating performance, including the drivers of such growth, profitability, and performance (including, in each case, any potential impact of product and service development efforts, GDPR, potential changes to customer relationships, and other operational decisions); expectations concerning market opportunities and our ability to capitalize on them; the amount and timing of the benefits expected from acquisitions, new strategies, products or services and other potential sources of additional revenue; and the behavior of our members, partners, and customers. These statements speak only as of the date of this Quarterly Report and are based on our current plans and expectations. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties that could cause actual future events or results to be different than those described in or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those relating to: market acceptance of our products and services, including continued increased sales of our IT Deal Alert offerings and continued increased international growth; relationships with customers, strategic partners and employees; the duration and extent of the COVID-19 pandemic; difficulties in integrating acquired businesses; changes in economic or regulatory conditions or other trends affecting the internet, internet advertising and information technology industries; data privacy laws, rules, and regulations; and other matters included in our SEC filings, including in our Annual Report on Form 10-K for the year ended December 31, 2020. Actual results may differ materially from those contemplated by the forward-looking statements. We undertake no obligation to update our forward-looking statements to reflect future events or circumstances.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

We currently have subsidiaries in the United Kingdom, Hong Kong, Australia, Singapore, Germany and France. Approximately 29% of our revenue for the three months ended March 31, 2021 was derived from customers with billing addresses outside of the United States and our foreign exchange gains/losses were not significant. We currently believe our exposure to foreign currency exchange rate fluctuations, is financially immaterial and therefore have not entered into foreign currency hedging transactions. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in the future. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Our continued international expansion increases our exposure to exchange rate fluctuations and as a result such fluctuations could have a significant impact on our future results of operations.

Interest Rate Risk

At March 31, 2021, we had cash and investments of $93.9 million. The investments were in a bond fund. The cash and investments were held for working capital purposes. We have not entered into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended March 31, 2021, management, under the supervision of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures as of March 31, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

As previously discussed, we completed our acquisition of BrightTALK Limited during the fourth quarter of 2020. We are in the process of integrating certain controls and related procedures for BrightTALK with those of TechTarget. Other than integrating such controls, there were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control, that occurred during the first quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened litigation against us that could have a material adverse effect on our business, operating results or financial condition.

Item 1A. Risk Factors

Our business is subject to a number of risks, including those identified in Item 1A, “Risk Factors” of our 2020 Annual Report on Form 10-K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of March 31, 2021, there have been no material changes to the risk factors disclosed in our 2020 Annual Report on Form 10-K. We may disclose changes to any risk factors presented or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(101)	Sales of Unregistered Securities

None.

(b)	Use of Proceeds from Registered Securities

None.

(c)       Purchases of Equity Securities by the Issuer

None.

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description of Exhibit

10.1*

Fourth Amendment to Lease Agreement, by and between the Registrant and ARE-MA REGION NO. 76, LLC for the premises located at One Riverside Center, 275 Grove Street, Newton, Massachusetts, dated April 30, 2021.

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

TECHTARGET, INC.
(Registrant)

Date: May 5, 2021	By:	/s/ MICHAEL COTOIA
Michael Cotoia, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 5, 2021	By:	/s/ DANIEL NORECK
Daniel Noreck, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)