Form 10-Q
period 2021-06-30
TechTarget Inc
filed 2021-08-04
CIK 1293282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 30, 2021, the registrant had 28,159,043 shares of common stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TechTarget, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2021	December 31, 2020
Assets	(Unaudited)	(Unaudited)
Current assets:
Cash	$109,038	$82,616
Short-term investments	84	84
Accounts receivable, net of allowance for doubtful accounts of $1,646 and $1,754 respectively	39,718	40,183
Prepaid taxes	—	796
Prepaid expenses and other current assets	4,562	4,084
Total current assets	153,402	127,763
Property and equipment, net	16,453	13,661
Goodwill	182,222	179,118
Intangible assets, net	105,441	108,872
Operating lease assets with right-of-use	22,291	26,031
Deferred tax assets	1,500	216
Other assets	909	907
Total assets	$482,218	$456,568
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,718	$4,303
Current operating lease liability	3,657	3,611
Accrued expenses and other current liabilities	13,430	16,539
Accrued compensation expenses	3,438	5,789
Income taxes payable	197	487
Contract liabilities	27,854	15,689
Total current liabilities	52,294	46,418
Non-current lease liability	23,482	26,943
Convertible debt	195,303	153,882
Other liabilities	1,221	2,971
Deferred tax liabilities	16,086	23,848
Total liabilities	288,386	254,062
Leases and contingencies (see Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 55,669,885 and 55,633,155 shares issued, respectively; 28,159,043 and 28,122,603 shares outstanding, respectively	56	56
Treasury stock, at cost; 27,510,842 and 27,510,552 shares, respectively	(199,796)	(199,796)
Additional paid-in capital	345,609	363,055
Accumulated other comprehensive income	3,220	1,611
Retained earnings	44,743	37,580
Total stockholders’ equity	193,832	202,506
Total liabilities and stockholders’ equity	$482,218	$456,568

See accompanying Notes to Consolidated Financial Statements.

TechTarget, Inc.

Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$63,711	$34,796	$116,680	$66,212
Cost of revenue(1)	17,114	8,785	32,282	16,936
Amortization of acquired technology	776	—	1,541	—
Gross profit	45,821	26,011	82,857	49,276
Operating expenses:
Selling and marketing(1)	22,099	12,570	43,705	25,519
Product development(1)	2,534	1,846	5,457	3,878
General and administrative(1)	6,208	3,267	12,643	6,622
Depreciation, excluding depreciation of $446, $221, $827 and $392, respectively, included in cost of revenue	1,388	1,171	2,609	2,357
Amortization	1,658	282	3,288	441
Total operating expenses	33,887	19,136	67,702	38,817
Operating income	11,934	6,875	15,155	10,459
Interest and other income (expense), net	(486)	(10)	(1,182)	(479)
Income before provision for income taxes	11,448	6,865	13,973	9,980
Provision for income taxes	6,328	2,092	7,043	3,000
Net income	$5,120	$4,773	$6,930	$6,980
Other comprehensive income (loss), net of tax:
Unrealized income (loss) on investments (net of tax provision of $0, $(24), $0 and $13, respectively)	$—	$84	$—	$(48)
Foreign currency translation gain (loss)	575	21	1,609	(32)
Other comprehensive income (loss)	575	105	1,609	(80)
Comprehensive income	$5,695	$4,878	$8,539	$6,900
Net income per common share:
Basic	$0.18	$0.17	$0.25	$0.25
Diluted	$0.17	$0.17	$0.24	$0.25
Weighted average common shares outstanding:
Basic	28,152	27,533	28,146	27,768
Diluted	32,144	28,163	32,121	28,304

(1)	Amounts include stock-based compensation expense as follows:

Cost of revenue	$384	$71	$896	$140
Selling and marketing	3,535	2,118	7,058	4,307
Product development	121	125	776	321
General and administrative	1,972	979	3,882	1,953

See accompanying Notes to Consolidated Financial Statements.

TechTarget, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share data)

(Unaudited)

	Common Stock		Treasury Stock
	Number of Shares	$0.001 Par Value	Number of Shares	Cost	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
Balance, December 31, 2020	55,633,155	$56	27,510,552	$(199,796)	$363,055	$1,611	$37,580	$202,506
Reclassification due to the adoption of ASU 2020-06	—	—	—	—	(30,500)	—	233	(30,267)
Issuance of common stock from restricted stock awards	24,815	—	—	—	—	—	—	—
Impact of net settlements	290	—	290	—	(370)	—	—	(370)
Stock-based compensation expense(1)	—	—	—	—	7,425	—	—	7,425
Comprehensive income:
Unrealized gain on foreign currency exchange	—	—	—	—	—	1,034	—	1,034
Net income	—	—	—	—	—	—	1,810	1,810
Balance, March 31, 2021	55,658,260	$56	27,510,842	$(199,796)	$339,610	$2,645	$39,623	$182,138
Issuance of common stock from exercise of options	2,500	—	—	—	16	—	—	16
Issuance of common stock from restricted stock awards	9,125	—	—	—	—	—	—	—
Registration fees	—	—	—	—	(29)	—	—	(29)
Stock-based compensation expense(1)	—	—	—	—	6,012	—	—	6,012
Comprehensive income:
Unrealized gain on foreign currency exchange	—	—	—	—	—	575	—	575
Net income	—	—	—	—	—	—	5,120	5,120
Balance, June 30, 2021	55,669,885	$56	27,510,842	$(199,796)	$345,609	$3,220	$44,743	$193,832

See accompanying Notes to Consolidated Financial Statements.

	Common Stock		Treasury Stock
	Number of Shares	$0.001 Par Value	Number of Shares	Cost	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
Balance, December 31, 2019	54,903,824	$55	26,761,305	$(184,972)	$317,675	$(319)	$20,512	$152,951
Issuance of common stock from restricted stock awards	123,027	—	—	—	—	—	—	—
Purchase of common stock through stock buyback	—	—	736,760	(14,824)	—	—	—	(14,824)
Impact of net settlements	230	—	230	—	(68)	—	—	(68)
Stock-based compensation expense(1)	—	—	—	—	5,294	—	—	5,294
Comprehensive income:
Unrealized loss on investments	—	—	—	—	—	(132)	—	(132)
Unrealized loss on foreign currency exchange	—	—	—	—	—	(53)	—	(53)
Net income	—	—	—	—	—	—	2,207	2,207
Balance, March 31, 2020	55,027,081	$55	27,498,295	$(199,796)	$322,901	$(504)	$22,719	$145,375
Issuance of common stock from restricted stock awards	8,000	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	3,293	—	—	3,293
Comprehensive income:
Unrealized gain on investments	—	—	—	—	—	84	—	84
Unrealized gain on foreign currency exchange	—	—	—	—	—	21	—	21
Net income	—	—	—	—	—	—	4,773	4,773
Balance, June 30, 2020	55,035,081	$55	27,498,295	$(199,796)	$326,194	$(399)	$27,492	$153,546
(1)	Includes $0.8 and $1.8 million of accrued compensation expense for the six months ended June 30, 2021 and 2020, respectively.

See accompanying Notes to Consolidated Financial Statements.

TechTarget, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Six Months Ended
	June 30,
	2021	2020
	(Unaudited)
Operating activities:
Net income	$6,930	$6,980
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,436	2,749
Amortization	4,829	441
Provision for bad debt	6	317
Stock-based compensation	12,612	6,721
Amortization of debt issuance costs	654	4
Deferred tax provision	1,228	(1,236)
Changes in operating assets and liabilities:
Accounts receivable	460	1,217
Prepaid expenses and other current assets	(867)	(17)
Other assets	388	15
Accounts payable	(552)	(187)
Income taxes payable	502	4,162
Accrued expenses and other current liabilities	(3,197)	(346)
Operating lease right-of-use assets and liabilities, net	(2,239)	(182)
Accrued compensation expenses	(728)	(637)
Contract liabilities	12,165	700
Other liabilities	(1,746)	1,140
Net cash provided by operating activities	33,881	21,841
Investing activities:
Purchases of property and equipment, and other capitalized assets, net	(6,225)	(3,338)
Purchases of investments and maturities of investments	—	(71)
Acquisitions of businesses, net	—	(5,015)
Net cash used in investing activities	(6,225)	(8,424)
Financing activities:
Tax withholdings related to net share settlements	(370)	(68)
Purchase of treasury shares and related costs	—	(14,824)
Registration fees	(29)	—
Proceeds from stock option exercises	16	—
Payment of earnout liabilities	(1,032)	—
Term loan principal payment	—	(625)
Net cash used in financing activities	(1,415)	(15,517)
Effect of exchange rate changes on cash	181	3
Net increase (decrease) in cash	26,422	(2,097)
Cash at beginning of period	82,616	52,487
Cash at end of period	$109,038	$50,390
Supplemental disclosure of cash flow information:
Cash paid for taxes, net	$5,306	$92

See accompanying Notes to Consolidated Financial Statements.

TechTarget, Inc.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data, where otherwise noted, or instances where expressed in millions)

1. Organization and Operations

TechTarget, Inc. and its subsidiaries (collectively, the “Company”) is a global data and analytics leader and software provider for buyers of purchase intent-driven marketing and sales data for enterprise technology vendors. The Company’s service offerings enable technology vendors to better identify, reach and influence corporate information technology (“IT”) decision-makers actively researching specific IT purchases. The Company improves vendors’ ability to impact these audiences for business growth using advanced targeting, analytics and data services complemented by customized marketing programs that integrate demand generation, brand advertising techniques, and content curation and creation. The Company operates a network of approximately 140 websites and 1,151 webinars and virtual event channels, which each focus on a specific IT sector such as storage, security or networking. IT and business professionals have become increasingly specialized, and they have come to rely on the Company’s sector-specific websites and webinars and virtual event channels for purchasing decision support. The Company’s content platforms enable IT and business professionals to navigate the complex and rapidly changing IT landscape where purchasing decisions can have significant financial and operational consequences. At critical stages of the purchase decision process, these content offerings through different channels meet IT and business professionals’ needs for expert, peer and IT vendor information and provide platforms on which B2B technology companies can launch targeted marketing campaigns which generate measurable return on investment. Based upon the logical clustering of members and users’ respective job responsibilities and the marketing focus of the products being promoted by the Company’s customers, the Company categorizes its content offerings to address the key market opportunities and audience extensions across a portfolio of distinct market categories: Security; Networking; Storage; Data Center and Virtualization Technologies; CIO/IT Strategy; Business Applications and Analytics; Application Architecture and Development; and ANCL Channel.

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

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, TechTarget Securities Corporation (“TSC”), TechTarget Limited, TechTarget (HK) Limited (“TTGT HK”), TechTarget (Australia) Pty Ltd., TechTarget (Singapore) Pte Ltd., E-Magine Médias SAS (“LeMagIT”), TechTarget Germany GmbH and as of December 23, 2020, BrightTALK Limited and its wholly owned subsidiary, BrightTALK, Inc. (collectively, the “BrightTALK subsidiaries”). TSC is a Massachusetts corporation. TechTarget Limited is a subsidiary doing business principally in the United Kingdom. TTGT HK is a subsidiary incorporated in Hong Kong in order to facilitate the Company’s activities in the Asia-Pacific region. TechTarget (Australia) Pty Ltd. and TechTarget (Singapore) Pte Ltd. are the entities through which the Company does business in Australia and Singapore, respectively; LeMagIT and TechTarget Germany GmbH, both wholly-owned subsidiaries of TechTarget Limited, are entities through which the Company does business in France and Germany, respectively. The BrightTALK subsidiaries are entities through which the Company does business for the BrightTALK webinar and virtual event and audience delivery platform.

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

Reclassifications

The Company historically presented depreciation and amortization expense as one combined line item on the Consolidated Statements of Income and Comprehensive Income. Due to the Company’s recent acquisitions, the materiality of amortization expense has increased and the Company has elected to present these expenses in two separate line items for all periods presented. This reclassification had no effect on total operating expenses or net income.

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

At June 30, 2021, the Company’s collectability assessment continues to include the business and market disruptions caused by COVID-19 and estimates of expected emerging credit and collectability trends. The continued volatility in market conditions and evolving shifts in credit trends are difficult to predict, causing variability and volatility that may have a material impact on our allowance for credit losses in future periods.

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

Other Liabilities

Other liabilities consist of the long-term portions of amounts payable related to the amounts deferred under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) which allows employers to defer the payment of the Company’s employer share of FICA payroll taxes. The amount of the employer share of FICA payroll taxes (6.2% of the first $137,700 of employee pay) due for the period beginning on March 27, 2020, and ending December 31, 2020, can be deferred. The deferred amounts will then be payable in equal installments at December 31, 2021 and December 31, 2022. Amounts relating to payment due December 31, 2021 of $1.2 million are included in accrued expenses as of June 30, 2021.

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

In June 2016, the FASB issued ASU 2016-03, “Measurement of Credit Losses on Financial Instruments,” (ASU 2016-03) which amends ASC 326 “Financial Instruments—Credit Losses” which introduces a new methodology for accounting for credit losses on financial instruments. The guidance establishes a new forward-looking "expected loss model" that requires entities to estimate current expected credit losses on accounts receivable and financial instruments by using all practical and relevant information. We adopted the new standard effective January 1, 2020 and the guidance did not have a material impact on our consolidated financial statements.

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

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). ASU 2019-12 removes certain exceptions for performing intraperiod tax allocations, recognizing deferred taxes for investments, and calculating income taxes in interim periods. The guidance also simplifies the accounting for franchise taxes, transactions that result in a step-up in the tax basis of goodwill, and the effect of enacted changes in tax laws or rates in interim periods. The Company adopted ASU 2019-12 in the first quarter of 2021 and the guidance did not have a material impact on our consolidated financial statements.

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

The following table summarizes the impact of the Company’s adoption of ASU 2020-06:

	December 31, 2020	January 1, 2021	Change
Convertible Debt	$153,882	$194,649	$40,767
Additional Paid-in Capital	363,055	332,555	(30,500)
Retained Earnings	37,580	37,813	233
Deferred Tax Liabilities	23,848	13,348	(10,500)
Total			$—

3. Revenue

Disaggregation of Revenue

The following table depicts the disaggregation of revenue according to categories consistent with how the Company evaluates its financial performance and economic risk. International revenue consists of international geo-targeted campaigns, which are campaigns targeted at an audience of members outside of North America.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
North America	$39,416	$21,106	$72,454	$40,855
International	24,295	13,690	44,226	25,357
Total	$63,711	$34,796	$116,680	$66,212

Contract Liabilities

Timing may differ between the satisfaction of performance obligations and the invoicing and collections of amounts related to the Company’s contracts with customers. Liabilities are recorded for amounts that are collected in advance of the satisfaction of performance obligations. Additionally, certain customers may receive credits, which are accounted for as a material right. The Company estimates these amounts based on the expected amount of future services to be provided to the customer and allocates a portion of the transaction price to these material rights. The Company recognizes these material rights as the material rights are exercised. The resulting amounts included in the contract liabilities on the accompanying Consolidated Balance Sheets were $2.7 million and $2.2 million at June 30, 2021, and December 31, 2020, respectively. Revenue recognized for the three and six months ended June 30, 2021, respectively that had been recorded in deferred revenue at the beginning of the respective quarter, was $13.0 million and $28.1 million.

Contract Liabilities
Year-to-Date Activity
Balance at December 31, 2020	$15,689
Billings	62,341
Revenue Recognized	(52,969)
Balance at March 31, 2021	$25,061
Billings	66,504
Revenue Recognized	(63,711)
Balance at June 30, 2021	$27,854

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

4. Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including short-term and long-term investments and contingent consideration. The Company’s bank and money market accounts are in bank deposits and are not quoted instruments. As such they are all considered cash. The fair value of these financial assets and liabilities was determined based on three levels of input as follows:

•	Level 1. Quoted prices in active markets for identical assets and liabilities;
•	Level 2. Observable inputs other than quoted prices in active markets; and
•	Level 3. Unobservable inputs.

The fair value hierarchy of the Company’s financial assets carried at fair value and measured on a recurring basis is as follows:

		Fair Value Measurements at June 30, 2021
	June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments (1)	$84	$ —	$84	$—
Total assets	$84	$—	$84	$—
Liabilities:
Contingent consideration - current (2)	$2,237	$ —	$ —	$2,237
Total liabilities	$2,237	$—	$—	$2,237

		Fair Value Measurements at December 31, 2020
	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments (1)	$84	$—	$84	$—
Total assets	$84	$—	$84	$—
Liabilities:
Contingent consideration - current (2)	$1,027	$—	$—	$1,027
Contingent consideration - non-current (2)	1,751	—	—	1,751
Total liabilities	$2,778	$—	$—	$2,778

(1)

Short-term investments consist of municipal bonds, corporate bonds, bond funds, U.S. Treasury securities, and government agency bonds; their fair value is calculated using an interest rate yield curve for similar instruments.

(2)

Contingent consideration liabilities are measured using the income approach and discounted to present value based on an assessment of the probability that the Company would be required to make such future payments. The contingent consideration liabilities are measured at fair value using significant Level 3 (unobservable) inputs such as discount rates and probability measures. Remeasurement of the contingent consideration to fair value is reported in the income statement as amortization expense in the period remeasured.

Fair Value
Year-to-Date Activity
Balance at December 31, 2020	$2,778
Payments on Contingent Liabilities	(1,032)
Amortization of discount on contingent liabilities	53
Remeasurement of contingent liabilities	185
Balance at March 31, 2021	$1,984
Amortization of discount on contingent liabilities	44
Remeasurement of contingent liabilities	209
Balance at June 30, 2021	$2,237

5. Cash and Investments

Cash is carried at cost, which approximates fair market value. As of June 30, 2021 and December 31, 2020, cash consisted of $109.0 million and $82.6 million respectively.

Investments are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity, net of tax. Realized gains and losses on the sale of these investments are determined using the specific identification method. There were no realized gains or losses as of June 30, 2021 or December 31, 2020.

Short-term investments consisted of the following:

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Bond funds	$84	$—	$—	$84
Total short-term investments	$84	$—	$—	$84

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Bond funds	$84	$—	$—	$84
Total short-term investments	$84	$—	$—	$84

6. Goodwill and Intangible Assets

The following table summarizes the Company’s intangible assets, net:

		June 30, 2021
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer, affiliate and advertiser relationships	5-19	$78,716	$(9,019)	$69,697
Developed websites, technology and patents	10	32,911	(2,885)	30,026
Trademark, trade name and domain name	5-16	7,682	(2,103)	5,579
Proprietary user information database and internet traffic	5	1,150	(1,150)	—
Non-compete agreements	1.5-3	230	(91)	139
Total intangible assets		$120,689	$(15,248)	$105,441

		December 31, 2020
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer, affiliate and advertiser relationships	5-19	$78,283	$(6,595)	$71,688
Developed websites, technology and patents	10	32,535	(1,315)	31,220
Trademark, trade name and domain name	5-16	7,619	(1,831)	5,788
Proprietary user information database and internet traffic	5	1,149	(1,149)	—
Non-compete agreements	1.5-3	230	(54)	176
Total intangible assets		$119,816	$(10,944)	$108,872

Intangible assets are amortized over their estimated useful lives, which range from eighteen months to nineteen years, using methods of amortization that are expected to reflect the estimated pattern of economic use. The remaining amortization expense will be recognized over a weighted-average period of approximately 7.3 years. Amortization expense was $4.3 million and $0.1 million for the six months ended June 30, 2021 and 2020, respectively. Amortization expense relating to developed websites, technology and patents is recorded within costs of revenues. All other amortization is recorded within operating expenses as the remaining intangible assets consist of customer-related assets which generate website traffic that the Company considers to be in support of selling and marketing activities. The Company did not write off any fully amortized intangible assets in the first six months of 2021.

The Company expects amortization expense of intangible assets to be as follows:

Years Ending December 31:	Amortization Expense
2021 (July 1 – December 31)	$4,368
2022	8,271
2023	8,100
2024	8,069
2025	8,070
Thereafter	68,563
Total	$105,441

Goodwill and indefinite-lived intangible assets are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. The Company did not have any intangible assets with indefinite lives other than goodwill as of June 30, 2021 or December 31, 2020. There were no indications of impairment as of June 30, 2021, and the Company believes that, as of the balance sheet dates presented, none of the Company’s goodwill or intangible assets was impaired. Goodwill increased $0.2 million and $0.5 million for the three and six months ended June 30, 2021 respectively from translation adjustments booked to other comprehensive income.

7. Net Income Per Common Share

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per common share is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator:
Net income	$5,120	$4,773	$6,930	$6,980
Denominator:
Basic:
Weighted average shares of common stock and vested, undelivered restricted stock units outstanding	28,152,210	27,532,786	28,146,414	27,768,224
Diluted:
Weighted average shares of common stock and vested, undelivered restricted stock units outstanding	28,152,210	27,532,786	28,146,414	27,768,224
Effect of potentially dilutive shares (1)	3,992,029	630,127	3,975,049	535,844
Total weighted average shares of common stock and vested, undelivered restricted stock units outstanding and potentially dilutive shares	32,144,239	28,162,913	32,121,463	28,304,068
Net Income Per Common Share:
Basic:
Net income applicable to common stockholders	$5,120	$4,773	$6,930	$6,980
Weighted average shares of stock outstanding	28,152,210	27,532,786	28,146,414	27,768,224
Basic net income per common share	$0.18	$0.17	$0.25	$0.25
Diluted:
Net income applicable to common stockholders	$5,510	$4,773	$7,710	$6,980
Weighted average shares of stock outstanding	32,144,239	28,162,913	32,121,463	28,304,068
Diluted net income per common shares (1)	$0.17	$0.17	$0.24	$0.25

(1)

In calculating diluted net income per share, 45 thousand shares and 35 thousand shares related to outstanding stock options and unvested, undelivered restricted stock units were excluded for the three and six months ended June 30, 2021, respectively. Additionally, in calculating diluted net income per shares, weighted average shares includes 2.9 million shares related to the if converted basis of our convertible bond for the three and sixth months ended June 30, 2021, respectively 29 thousand shares and 26 thousand shares related to outstanding stock options and unvested, undelivered restricted stock units were excluded for the three and six months ended June 30, 2020, respectively.

8. Convertible Debt and Loan Agreement

Convertible Debt

In December 2020, the Company issued $201.3 million in aggregate principal amount of 0.125% convertible senior notes (the “Notes”) due December 15, 2025, unless earlier repurchased by the Company or converted by the holder pursuant to their terms. Interest is payable semiannually in arrears on June 15 and December 15 of each year, which commenced on June 15, 2021.

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

The Notes consist of the following:

	June 30, 2021	December 31, 2020
Liability Component:
Principal	$201,250	$201,250
Less: debt discount, net of amortization	5,947	47,368
Net carrying amount	$195,303	$153,882
Equity component (a)	$—	$41,059

(a)	Recorded in the consolidated balance sheet within additional paid-in capital, net of $1,404 transaction costs.

The following table sets forth total interest expense recognized related to the Notes:

	June 30, 2021	December 31, 2020
0.125% coupon	$126	$10
Amortization of debt discount and transaction costs	654	346
	$780	$356

As of June 30, 2021, the fair value of the Notes, which was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted prices of the Notes in an over-the-counter market (Level 2), and carrying value of debt instruments (carrying value excludes the equity component of the Company’s convertible notes classified in equity) were as follows:

	June 30, 2021		December 31, 2020
	Fair Value	Carrying Value	Fair Value	Carrying Value
Convertible senior notes	$254,259	$195,303	$218,940	$153,882

Based on the closing price of our common stock of $77.49 on June 30, 2021, the if-converted value of the Notes was greater by $20.2 million than their aggregate principal amount. The effective interest rate of the Notes is 0.8%.

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

9. Leases and Contingencies

The Company conducts its operations in leased office facilities under various noncancelable operating lease agreements that expire through December 2029.

On October 26, 2017, the Company entered into a Third Amendment (the “Third Amendment”) to the lease agreement for office space in Newton, Massachusetts, dated as of August 4, 2009 (the “Newton Lease”). The Third Amendment extended the lease term to December 31, 2029 and preserves the Company’s option to extend the term for an additional five-year period subject to certain terms and conditions set forth in the Newton Lease. The Third Amendment reduced the rentable space from approximately 110,000 square feet to approximately 74,000 square feet effective January 1, 2018. As of January 1, 2018, base monthly rent under the Third Amendment is $0.3 million. The base rent increases biennially at a rate averaging approximately 1% per year, as of January 1, 2020. The Company remains responsible for certain other costs under the Third Amendment, including operating expense and taxes.

In April 2021, the Company entered into a Fourth Amendment (the “Fourth Amendment”). The Fourth Amendment became effective during May 2021. The Fourth Amendment reduced the rentable space from approximately 74,000 square feet to approximately 68,000 square feet and provided the Company with a one-time payment of approximately $0.6 million. As of May 1, 2021, base monthly rent is approximately $0.3 million per month. All other terms and conditions are substantially similar to those terms in the Third Amendment.

Certain of the Company’s operating leases, including the Newton Lease, include lease incentives and escalating payment amounts and are renewable for varying periods. The Company recognizes the related rent expense on a straight-line basis over the term of each lease, taking into account the lease incentives and escalating lease payments.

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

As of June 30, 2021, operating lease assets were $22.3 million and operating lease liabilities were $27.1 million. The maturities of the Company’s operating lease liabilities as of June 30, 2021 were as follows:

Minimum Lease
Years Ending December 31:	Payments
2021 (July 1 – December 31)	$2,085
2022	4,342
2023	3,996
2024	3,986
2025	3,197
Thereafter	13,195
Total future minimum lease payments	30,801
Less imputed interest	3,662
Total operating lease liabilities	$27,139

Included in the Consolidated Balance Sheet:
Current operating lease liabilities	$3,657
Non-current operating lease liabilities	23,482
Total operating lease liabilities	$27,139

For the three and six months ended June 30, 2021 and 2020, the total lease cost was comprised of the following amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease expense	$1,111	$946	$2,253	$1,893
Short-term lease expense	66	26	142	54
Total lease expense	$1,177	$972	$2,395	$1,947

The following summarizes additional information related to operating leases:

As of
June 30, 2021
Weighted-average remaining lease term — operating leases	4.5
Weighted-average discount rate — operating leases	4%

If the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate as the discount rate. The Company uses its best judgment when determining the incremental borrowing rate, which is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term to the lease payments in a similar currency.

Litigation

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At June 30, 2021 and December 31, 2020, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

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

No new awards may be granted under the 2007 Plan; however, the shares of common stock remaining in the 2007 Plan are available for issuance in connection with previously awarded grants under the 2007 Plan. There are 37,500 shares of common stock that remain subject to outstanding stock grants under the 2007 Plan as of June 30, 2021.

In March 2017, the Board approved the 2017 Stock Option and Incentive Plan (the “2017 Plan”), which was approved by the stockholders of the Company at the 2017 Annual Meeting and became effective June 16, 2017. The 2017 Plan replaces the Company’s 2007 Plan. On that date, 3,000,000 shares of the Company’s common stock were reserved for issuance under the 2017 Plan and, generally, shares that are forfeited or canceled from awards under the 2017 Plan also will be available for future awards. In April 2021, the stockholders’ authorized an additional 3,800,000 shares of the Company’s common stock for issuance under the 2017 Plan. Under the 2017 Plan, the Company may grant restricted stock and restricted stock units, non-qualified stock options, stock appreciation rights, performance awards, and other stock-based and cash-based awards. Grants generally vest in equal tranches over a three-year period. Stock options granted under the 2017 Plan expire no later than ten years after the grant date. Shares of stock issued pursuant to restricted stock awards are restricted in that they are not transferable until they vest. Shares of stock underlying awards of restricted stock units are not issued until the units vest. Non-qualified stock options cannot be exercised until they vest. Under the 2017 Plan, all stock options and stock appreciation rights must be granted with an exercise price that is at least equal to the fair market value of the common stock on the date of grant. The 2017 Plan broadly prohibits the repricing of options and stock appreciation rights without stockholder approval and requires that no dividends or dividend equivalents be paid with respect to options or stock appreciation rights. The 2017 Plan further provides that, in the event any dividends or dividend equivalents are declared with respect to restricted stock, restricted stock units, other stock-based awards and performance awards (referred to as “full-value awards”), such dividends or dividend equivalents would be subject to the same vesting and forfeiture provisions as the underlying award. There are a total of 1,595,225 shares of common stock that remain subject to outstanding stock-based grants under the 2017 Plan as of June 30, 2021. There are a total of 3,905,986 shares of common stock that are available for issuance under the 2017 Plan as of June 30, 2021.

Accounting for Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to calculate the grant date fair value of an award.

The expected volatility of options granted has been determined using a weighted average of the historical volatility of the Company’s common stock for a period equal to the expected life of the option. The expected life of options has been determined utilizing the “simplified” method. The risk-free interest rate is based on a zero coupon U.S. treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero. The Company applied an estimated annual forfeiture rate based on historical averages in determining the expense recorded in each period.

A summary of the stock option activity under the Company’s plans for the six months ended June 30, 2021 is presented below:

Six Month Activity	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2020	107,500	$17.34	—	—
Granted	20,000	66.93	—	—
Exercised	(2,500)	6.47	—	—
Forfeited	—	—	—	—
Cancelled	—	—	—	—
Options outstanding at June 30, 2021	125,000	$25.49	6.85	$6,500
Options exercisable at June 30, 2021	105,000	$17.60	6.26	$6,289
Options vested or expected to vest at June 30, 2021	123,398	$24.95	6.81	$6,483

The total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $154 thousand during the six months ended June 30, 2021. The total amount of cash received from exercise of these options was approximately $16 thousand during the six months ended, June 30, 2021. There were no options exercised during the six months ended, June 30, 2020.

Restricted Stock Units

Restricted stock units are valued at the market price of a share of the Company’s common stock on the date of the grant. A summary of the restricted stock unit activity under the Company’s plans for the six months ended June 30, 2021 is presented below:

Year-to-Date Activity	Shares	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Nonvested outstanding at December 31, 2020	1,478,000	$31.33	—
Granted	64,152	77.93	—
Vested	(34,802)	60.90	—
Forfeited	—	—	—
Nonvested outstanding at June 30, 2021	1,507,350	$32.65	$116,805

There were 34,802 restricted stock units with a total grant-date fair value of $2.1 million that vested during the six months ended June 30, 2021. There were 103,688 restricted stock units with a total grant-date fair value of $2.2 million that vested during the six months ended June 30, 2020.

As of June 30, 2021, there was $30.9 million of total unrecognized compensation expense related to stock options and restricted stock units, which is expected to be recognized over a weighted average period of 1.5 years.

11. Stockholders’ Equity

Common Stock Repurchase Programs

On November 7, 2018, the Company announced a program (the “November 2018 Stock Repurchase Program”) to repurchase shares up to an aggregate amount of $25.0 million whereby the Company was authorized to repurchase the Company’s common stock from time to time on the open market or in privately negotiated transactions at prices and in a manner that may be determined by management. The Company repurchased 736,760, 411,849 and 243,425 shares at an aggregate purchase price of $14.8 million, $7.1 million and $3.1 million and an average share price of $20.10, $17.14 and $12.82 during the years ended December 31, 2020, 2019, and 2018, respectively, under the November 2018 Stock Repurchase Program. We terminated the November 2018 Stock Repurchase Program in May 2020.

In May 2020, we announced that our Board had authorized a $25.0 million stock repurchase program (the “May 2020 Repurchase Program”) whereby we are authorized to repurchase our common stock from time to time on the open market or in privately negotiated transactions at prices and in the manner that may be determined by management.  No amounts were repurchased under this plan during the six month period ended June 30, 2021.

Repurchased shares are recorded under the cost method and are reflected as treasury stock in the accompanying Consolidated Balance Sheets.

Reserved Common Stock

As of June 30, 2021, the Company has reserved 5,538,711 shares of common stock for use in settling outstanding options and unvested restricted stock units that have not been issued, as well as future awards available for grant under the 2007 and 2017 Plans and 4,000,186 shares issuable upon conversion of the Notes.

12. Income Taxes

The Company measures its interim period tax expense using an estimated annual effective tax rate and adjustments for discrete taxable events that occur during the interim period. The estimated annual effective income tax rate is based upon the Company’s estimations of annual pre-tax income, the geographic mix of pre-tax income, and its interpretations of tax laws. The Company updates the estimate of its annual effective tax rate at the end of each quarterly period. The Company recorded income tax expense of $6.3 million and $7.0 million for the three and six months ended June 30, 2021 respectively. The tax expense for the three and six months ended June 30, 2021 increased by approximately $3.2 million due to an increase in the corporate tax rate in the United Kingdom from 19% to 25% which became law in June of 2021 with an effective date of April 1, 2023.  This change impacted the value of the Company’s deferred tax assets and liabilities in the United Kingdom. The Company recorded income tax expense of $2.1 million and $3.0 million for the three and six months ended June 30, 2020 respectively.

13. Segment Information

The Company views its operations and manages its business as one operating segment which is the business of providing purchase intent marketing and sales services. The Company aggregated its operating segment based upon the similar economic and operating characteristics of its operations.

Geographic Data

Net sales by campaign target area were as follows (1):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
North America	$39,416	$21,106	$72,454	$40,855
International	24,295	13,690	44,226	25,357
Total	$63,711	$34,796	$116,680	$66,212
(1)	Net sales to customers by campaign target area is based on the geo-targeted (target audience) location of the campaign.

Net sales to unaffiliated customers by geographic area were as follows (2):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
United States	$45,769	$24,197	$83,269	$46,634
United Kingdom	8,825	4,531	16,973	8,323
Other international	9,117	6,068	16,438	11,255
Total	$63,711	$34,796	$116,680	$66,212
(2)	Net sales to unaffiliated customers by geographic area is based on the customers’ current billing addresses and does not consider the geo-targeted (target audience) location of the campaign.

Long-lived assets by geographic area were as follows:

	June 30, 2021	December 31, 2020
United States	$197,778	$195,424
International	106,338	106,227
Total	$304,116	$301,651

Long-lived assets are comprised of property and equipment, net; goodwill; and intangible assets, net. The United Kingdom accounted for 34% of the Company’s long-lived assets for the six months ended June 30, 2021 and no single country outside of the U.S. or United Kingdom accounted for 10% or more of the Company’s long-lived assets during either of these periods.

14. Acquisitions and Subsequent Events

2020 Acquisitions

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

Our consolidated financial statements have not been retroactively restated to include BrightTALK’s historical financial position or results of operations. The acquisition was accounted for as a business combination. In accordance with the purchase method of accounting, the purchase price paid has been allocated to the assets and liabilities acquired based upon their estimated fair values as of the acquisition date, with the excess of the purchase price over the net assets acquired recorded as goodwill. We have substantially completed our valuation processes of all of the assets and liabilities acquired in the acquisition, however, until we have completed our valuation process, there may be adjustments to our estimates of fair value and resulting preliminary purchase price allocation, specifically those that require significant accounting estimates and assumptions.

The following table shows the preliminary purchase price allocation as of the date acquired, and adjustments to June 30, 2021 (in thousands). Table excludes translation adjustments since the purchase date related to assets and liabilities of BrightTALK Limited:

	December 23, 2020	Adjustments	June 30, 2021
Cash	$1,997	$—	$1,997
Accounts receivable	11,810	—	11,810
Operating lease right-of-use assets	1,986	—	1,986
Other assets	2,948	(332)	2,616
Goodwill	71,846	2,560	74,406
Intangible assets	90,370	—	90,370
Accounts payable, accrued expenses and other liabilities	(9,194)	(2,091)	(11,285)
Unearned revenue	(6,980)	—	(6,980)
Operating lease liabilities	(2,446)	—	(2,446)
Deferred tax liabilities and income tax payable	(11,490)	(137)	(11,627)
Net Assets acquired	$150,847	$—	$150,847

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

Other Acquisitions

During 2020, the Company acquired substantially all the assets of two other companies for an aggregate of $25.0 million in cash and $2.2 million of contingent consideration and has included the financial results of these companies in its consolidated financial statements from the dates of acquisition. The earnouts are subject to certain revenue growth targets and the payment is adjusted based on actual results. The transactions were not material to the Company and the costs associated with the acquisitions were not material. The Company accounted for the transactions as business combinations. In allocating the purchase consideration based on estimated fair values, the Company recorded $17.1 million of intangible assets (offset by the value of assumed liabilities under of the agreements of $3.5 million), and $12.7 million of goodwill. The majority of the goodwill balance associated with these business combinations is deductible for U.S. income tax purposes.

2021 Acquisition

During July 2021, the Company acquired substantially all the assets of a leading healthcare business to business media company focusing on healthcare-related technology for consideration of $25.0 million in cash and contingent consideration of $5.0 million.  The contingent consideration is subject to certain revenue growth targets. The transaction will not be considered to be material to the Company and the costs associated with the acquisition will not be material.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including those discussed below in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2020 under Part I, Item 1A, “Risk Factors,” and in the other documents we file with the Securities and Exchange Commission. Please refer to our “Forward-Looking Statements” section on page 37 of this Quarterly Report on Form 10-Q.

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

We had approximately 27.6 million and 20.5 million registered members and users – our “audiences” – as of June 30, 2021 and 2020, respectively. As a result of the BrightTALK acquisition in December 2020, we added approximately 6.1 million unique users of the BrightTALK platform to our audiences. While the size of our registered member and user base does not provide direct insight into our customer numbers or our revenue, the value of our services sold to our customers is a direct result of the breadth and reach of this content footprint. This footprint creates the opportunity for our clients to gain business leverage by targeting our audiences through customized marketing programs. Likewise, the behavior exhibited by these audiences enables us to provide our customers with data products to improve their marketing and sales efforts. The targeted nature of our member and user base enables B2B technology companies to reach a specialized audience efficiently because our content is highly segmented and aligned with the B2B technology companies’ specific products.

Through our ability to identify, reach and influence key decision makers, we have developed a broad customer base and, in 2021, we anticipate delivering purchase intent-driven marketing and sales data programs to more than 2,000 customers.

COVID-19 Business Update

In the first quarter of 2020, we began to see the impacts of the COVID-19 pandemic on our business. As local and national actions, such as stay at home mandates, took effect, we began to see the macro-economic uncertainty that the COVID-19 pandemic created, which impacted our customers’ purchasing decisions. We observed our customers navigate this economic uncertainty through a combination of strategies, including focusing their buying decisions on shorter duration contracts. Additionally, our ability to attract new customers to longer-term contracts (which we define as contracts in excess of 270 days) was impacted as a result of the general cautiousness related to the COVID-19 pandemic.

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

Executive Summary

Financial Results For the Six Months Ended June 30, 2021

Our revenue for the six months ended June 30, 2021 increased by $50.5 million, or 76%, to $116.7 million, compared with $66.2 million, during the same period in 2020. Priority Engine™ revenue increased 14% to $28.4 million, in the first six months of 2021 compared with $25.0 million in the first six months of 2020. Increased customer spend for additional data driven marketing products, including Priority Engine™, lead generation and brand contributed to our growth, as well as our acquisitions which significantly contributed to our growth. As required under accounting principles generally accepted in the United States (“U.S. GAAP”), we recorded unearned revenue related to acquired contracts from acquired entities at fair value on the date of acquisition. As a result, we did not recognize certain revenue related to these acquired contracts that the acquired entities would have otherwise recorded as an independent entity. The amount of revenue that we derived from longer-term contracts in the second quarter of 2021 increased 121%, compared to the second quarter of 2020, which was significantly impacted by our acquisitions.

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

Our international geo-targeted revenue, where our target audience is outside North America (“International”), increased more than 77% for the three months ended June 30, 2021, compared with the prior year period driven by the items noted above.

Gross profit percentage was 72% and 75% for the three months ended June 30, 2021 and 2020, respectively. Gross profit increased by $19.8 million, mainly due to the increase in revenue compared to the same period a year ago.

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

•

COVID-19.  Throughout 2020 and 2021, we have been impacted by COVID-19 in multiple ways: we noted an acceleration of our international revenue as customers in those regions moved from face-to-face events to online platforms; we noted our ability to expand our new logo acquisition with our Priority Engine™ Express offering was negatively impacted.  We anticipate certain of these trends to continue through the remainder of 2021.

•

Brexit. The United Kingdom’s June 2016 referendum, in which voters approved an exit of the United Kingdom from the European Union, commonly referred to as “Brexit,” resulted in significant general economic uncertainty as well as volatility in global stock markets and currency exchange rate fluctuations. In March 2017, the United Kingdom served notice to the European Council under Article 50 of the Lisbon Treaty of its intention to withdraw from the European Union. As of January 30, 2020, the United Kingdom’s membership in the European Union was terminated and an eleven-month transition period began. In December 2020, the United Kingdom and the European Union agreed on a trade and cooperation agreement, under which the United Kingdom and the European Union will now form two separate markets governed by two distinct regulatory and legal regimes. The trade and cooperation agreement covers the general objectives and framework of the relationship between the United Kingdom and the European Union, including as it relates to trade, transport and visas. Notably, under the trade and cooperation agreement, United Kingdom service suppliers no longer benefit from automatic access to the entire European Union single market, United Kingdom goods no longer benefit from the free movement of goods and there is no longer the free movement of people between the United Kingdom and the European Union. Depending on the application of the terms of the trade and cooperation agreement, we could face new regulatory costs and challenges. The full effect of Brexit remains uncertain and depends on the application of the terms of the trade and cooperation agreement. Our revenue generated from customers who have billing addresses within the United Kingdom was approximately 14% and 10% of our total revenue for the three months ended June 30, 2021 and 2020, respectively.

•

Privacy. On July 16, 2020, the Court of Justice of the European Union invalidated the EU-US Privacy Shield Framework and upheld the adequacy of the use of EU Standard Contractual Clauses. We, along with thousands of other companies, relied on this EU-US Privacy Shield Framework, among other mechanisms, for the transfer of personal data to data processors established outside of the EU. The U.S. Department of Commerce, European Commission and the European Data Protection Board remain in close contact regarding the impact of the CJEU decision and supervisory authorities are expected to issue further guidance to business. We are evaluating what additional mechanisms or actions may be required to establish adequate safeguards for the further transfer of personal data.

•

Customer Demographics. In the three months ended June 30, 2021, revenue from our legacy global customers (a static cohort comprised of our 10 historically largest on premises hardware technology companies), increased by approximately 61% compared to the prior year. Revenue from our other customers, excluding the legacy global customers described above, increased by approximately 101% compared to the prior year.

Our key strategic initiatives include:

•	Geographic. During the three months ended, June 30, 2021, approximately 40% of our revenue was derived from internationally targeted campaigns.
•

Product. Purchase intent data continues to drive our product strategy. During 2021, we intend to make the purchase intent data acquired through our recent acquisition of BrightTALK more readily available through our Priority Engine™ offering. We are additionally focused on improving connectivity, ROI metrics and attribution. Through our Priority Engine™ Express offering, we will focus on extending the market reach of our purchase intent data to companies in the SMB market.

•

Our revenue was up 83% in the second quarter of 2021 compared to the second quarter of 2020, which was primarily driven by the factors noted above. We have looked extensively at the dynamics between IT Deal Alert™ and other offerings and have evaluated whether our growth in IT Deal Alert™ customers is taking away from other products for those same accounts. However, our data indicates that this is not the case, and while our sales team is leading with IT Deal Alert™, our sales team continues to emphasize the benefits of integration across our product offerings.

Revenue

Revenue changes for the three and six month periods ended June 30, 2021, as compared to the same periods in 2020, are shown in the table below. See the discussion above and Notes 3 and 13 to our consolidated financial statements for additional information on our revenues.

	For the Three Months Ended June 30,		Percent Change	For the Six Months Ended June 30,		Percent Change
	2021	2020		2021	2020
North America	$39,416	$21,106	87%	$72,454	$40,855	77%
International	24,295	13,690	77%	44,226	25,357	74%
Total	$63,711	$34,796	83%	$116,680	$66,212	76%

We sell customized marketing programs to B2B technology companies targeting a specific audience within a particular enterprise technology or business sector or sub-sector. We maintain multiple points of contact with our customers to provide support throughout their organizations and their customers’ IT sales cycles. As a result, our customers often run multiple advertising programs with us in order to target their desired audience of enterprise technology and business professionals more effectively. There are multiple factors that can impact our customers’ marketing and advertising objectives and spending with us, including but not limited to, IT product launches, increases or decreases to their advertising budgets, the timing of key industry marketing events, responses to competitor activities and efforts to address specific marketing objectives such as creating brand awareness or generating sales leads. Our products and services are generally delivered under short-term contracts that run for the length of a given program, typically less than nine months. In 2016, we began to enter into longer-term contracts with certain customers, and in the quarter ended June 30, 2021 approximately 40% of our revenue was from longer-term contracts.

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

Non-GAAP Financial Measure

We use Adjusted Revenue, a non-GAAP financial measure to assist us in evaluating our operating performance to understand and compare operating results across accounting periods, for internal budgeting and forecasting purposes, for short- and long-term operating plans, and to evaluate our financial performance. We believe that non-GAAP Adjusted Revenue reflects our ongoing business in a manner that allows for meaningful period-to-period comparisons and analysis of trends in our business. We also believe that this non-GAAP measure provides useful information to investors and others in understanding and evaluating our operating results and prospects in the same manner as management and in comparing financial results across accounting periods. Regulation S-K Item 10(e), “Use of non-GAAP financial measures in Commission filings,” defines and prescribes the conditions for use of non-GAAP financial information.

A limitation of our non-GAAP financial measure of Adjusted Revenue is that it does not have a uniform definition. Our definition will likely differ from the definitions used by other companies, and therefore comparability may be limited.

We compensate for these limitations by reconciling the non-GAAP financial measure to GAAP revenue, the most comparable GAAP financial measure. Adjusted Revenue should be considered in addition to, not as a substitute for or in isolation from, GAAP revenue. We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure, and to view our non-GAAP financial measure in conjunction with the most comparable GAAP financial measure.

Adjusted Revenue

We define Adjusted Revenue as the sum of revenue and the impact of fair value adjustments to acquired unearned revenue related to services billed by an acquired company prior to its acquisition. Management uses this measure to evaluate growth of the business period over period, excluding the impact of adjustments due to purchase accounting. We believe that it is important to evaluate growth on this basis. We expect our Adjusted Revenue to converge over time with our GAAP revenue.

The following table presents a reconciliation of Adjusted Revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$63,711	$34,796	$116,680	$66,212
Impact of fair value adjustment on acquired unearned revenue	3,271	—	8,296	—
Adjusted Revenue	$66,982	$34,796	$124,976	$66,212
Adjusted revenue percentage change	92%		89%
Revenue percentage change	83%		76%

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

Our critical accounting policies are those that affect our more significant judgments used in the preparation of our consolidated financial statements. A description of our critical accounting policies and estimates is contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Other than those noted in Note 2 to our consolidated financial statements, there were no material changes to our critical accounting policies and estimates during the first six months of 2021.

Income Taxes

We are subject to income taxes in both the U.S. and foreign jurisdictions, and we use estimates in determining our provision for income taxes. We recognize deferred tax assets and liabilities based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates.

Our deferred tax assets and liabilities are comprised primarily of book to tax differences on stock-based compensation and timing of deductions for rent expense, accrued expenses, depreciation and amortization. For the three months ended June 30, 2021, the Company reflected the impact of the change in the corporate tax rate in the United Kingdom from 19% to 25%, which becomes effective April 1, 2023. The change was enacted into law during June 2021.

Results of Operations

The following table sets forth our results of operations for the periods indicated, including percentage of total revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
Revenue	$63,711	100%	$34,796	100%	$116,680	100%	$66,212	100%
Cost of revenue	17,114	27%	8,785	25%	32,282	28%	16,936	26%
Amortization of acquired technology	776	1%	—	0%	1,541	1%	—	0%
Gross profit	45,821	72%	26,011	75%	82,857	71%	49,276	74%
Operating expenses:
Selling and marketing	22,099	35%	12,570	36%	43,705	37%	25,519	39%
Product development	2,534	4%	1,846	5%	5,457	5%	3,878	6%
General and administrative	6,208	10%	3,267	9%	12,643	11%	6,622	10%
Depreciation	1,388	2%	1,171	3%	2,609	2%	2,357	4%
Amortization	1,658	3%	282	1%	3,288	3%	441	1%
Total operating expenses	33,887	53%	19,136	55%	67,702	58%	38,817	59%
Operating income	11,934	19%	6,875	20%	15,155	13%	10,459	16%
Interest and other expense, net	(486)	-1%	(10)	0%	(1,182)	-1%	(479)	-1%
Income before provision for income taxes	11,448	18%	6,865	20%	13,973	12%	9,980	15%
Provision for income taxes	6,328	10%	2,092	6%	7,043	6%	3,000	5%
Net income	$5,120	8%	$4,773	14%	$6,930	6%	$6,980	11%

Impact of Acquisitions

The comparability of our operating results in the three and six months ended June 30, 2021 to the three and six months ended June 30, 2020 was impacted by our recent acquisitions, including the acquisition of BrightTALK Limited in December 2020.

Comparison of Three Months Ended June 30, 2021 and June 30, 2020

Revenue

	Three Months Ended June 30,
	2021	2020	Increase	Percent Change
Revenue	$63,711	$34,796	$28,915	83%

Revenue increased for the three months ended June 30, 2021, as compared to the same period in 2020, primarily due to customers increasing their spend for additional data driven marketing products. Priority Engine™, lead generation and brand revenue each increased over prior quarter and contributed to our growth, as well as revenue attributed to our acquisitions, which significantly contributed to our growth. As required under U.S. GAAP, we recorded unearned revenue related to acquired contracts from acquired entities at fair value on the date of acquisition. As a result, we did not recognize certain revenue related to these acquired contracts that the acquired entities would have otherwise recorded as an independent entity.

Cost of Revenue and Gross Profit

	Three Months Ended June 30,
	2021	2020	Increase	Percent Change
Cost of revenue	$17,114	$8,785	$8,329	95%
Gross profit	$45,821	$26,011	$19,810	76%
Gross profit percentage	72%	75%

Gross Profit. Our gross profit is equal to the difference between our revenue and our cost of revenues for the period. Gross profit percentage was 72% and 75% for the three months ended June 30, 2021 and 2020, respectively. Gross profit increased by $19.8 million in the three months ended June 30, 2021 compared to the same period in 2020, primarily due to increased revenue compared to the same period a year ago. Gross profit was negatively impacted by $0.8 million during the quarter due to amortization of intangibles related to the acquisition of BrightTALK technology, which lowered gross profit by approximately 1%.  Because the majority of our costs are labor-related, we expect our gross profit to fluctuate from period to period depending on the total revenue for the period.

Operating Expenses and Other

	Three Months Ended June 30,
	2021	2020	Increase (Decrease)	Percent Change
Operating expenses:
Selling and marketing	$22,099	$12,570	$9,529	76%
Product development	2,534	1,846	688	37%
General and administrative	6,208	3,267	2,941	90%
Depreciation	1,388	1,171	217	19%
Amortization	1,658	282	1,376	488%
Total operating expenses	$33,887	$19,136	$14,751	77%
Interest and other expense, net	$(486)	$(10)	$476	4760%
Provision for income taxes	$6,328	$2,092	$4,236	202%

Selling and Marketing. Selling and marketing expenses increased for the three months ended June 30, 2021, as compared to the same period in 2020, primarily due to increases in pay related expenses related to our December 2020 acquisitions and a $1.4 million increase in stock-based compensation expense, primarily due to increased stock prices from the prior year.

Product Development. Product development expense increased for the three months ended June 30, 2021, as compared to the same period in 2020, primarily due to BrightTALK.

General and Administrative. General and administrative expense increased for the three months ended June 30, 2021, as compared to the same period in 2020, primarily due to an increase in pay costs, $1.0 million increase in stock-based compensation costs and an increase in professional fees related to the December acquisitions.

Depreciation. Depreciation expense increased for the three months ended June 30, 2021, as compared to the same period in 2020, due to increased capital expenditures, primarily from the BrightTALK acquisition.

Amortization. Amortization expense increased for the three months ended June 30, 2021, as compared to the same period in 2020, primarily due to intangible assets acquired in 2020.

Interest and other expense, net. Interest and other expense increased for the three months ended June 30, 2021, as compared to the same period in 2020, primarily due to amortization of debt issuance costs and currency fluctuations from trade receivables.

Provision for income taxes. Our effective income tax rate was 55% and 30% for the three months ended June 30, 2021 and 2020, respectively. The tax expense for the three months ended June 30, 2021 increased by approximately $3.2 million primarily due to an increase in the corporate tax rate in the United Kingdom from 19% to 25% which became law in June of 2021 with an effective date of April 1, 2023.  This change impacted the value of our deferred tax assets and liabilities in the United Kingdom.  As required by generally accepted accounting principles, changes in tax rates should be reflected once they become law. Absent the change in tax rate in the United Kingdom, our income tax expense and effective tax rate for 2021 would have been $3.1 million and 27%, respectively.

Comparison of Six Months Ended June 30, 2021 and June 30, 2020

Revenue

	Six Months Ended June 30,
	2021	2020	Increase	Percent Change
Revenues	$116,680	$66,212	$50,468	76%

Revenue increased for the six months ended June 30, 2021, as compared to the same period in 2020, primarily due to customers increasing their spend for additional data driven marketing products. Priority Engine™, lead generation and brand revenue each increased over prior quarter and contributed to our growth, as well as revenue attributed to our acquisitions, which significantly contributed to our growth. As required under U.S. GAAP, we recorded unearned revenue related to acquired contracts from acquired entities at fair value on the date of acquisition. As a result, we did not recognize certain revenue related to these acquired contracts that the acquired entities would have otherwise recorded as an independent entity.

Cost of Revenue and Gross Profit

	Six Months Ended June 30,
	2021	2020	Increase	Percent Change
Cost of revenue	$32,282	$16,936	$15,346	91%
Gross profit	$82,857	$49,276	$33,581	68%
Gross profit percentage	71%	74%

Gross Profit. Our gross profit is equal to the difference between our revenue and our cost of revenues for the period. Gross profit percentage was 71% and 74% for the six months ended June 30, 2021 and 2020, respectively. Gross profit increased by $33.6 million in the six months ended June 30, 2021 compared to the same period in 2020, primarily attributable to increased revenue compared to the same period a year ago. Gross profit was negatively impacted by $1.5 million during the quarter due to amortization of intangibles related to the acquisition of BrightTALK technology, which lowered gross profit by approximately 1%.  Because the majority of our costs are labor-related, we expect our gross profit to fluctuate from period to period depending on the total revenue for the period.

Operating Expenses and Other

	Six Months Ended June 30,
	2021	2020	Increase (Decrease)	Percent Change
Operating expenses:
Selling and marketing	$43,705	$25,519	$18,186	71%
Product development	5,457	3,878	1,579	41%
General and administrative	12,643	6,622	6,021	91%
Depreciation	2,609	2,357	252	11%
Amortization	3,288	441	2,847	646%
Total operating expenses	$67,702	$38,817	$28,885	74%
Interest and other expense, net	$(1,182)	$(479)	$703	147%
Provision for income taxes	$7,043	$3,000	$4,043	135%

Selling and Marketing. Selling and marketing expenses increased for the six months ended June 30, 2021, as compared to the same period in 2020, primarily due to increases in pay related expenses related to our December 2020 acquisitions and a $2.8 million increase in stock-based compensation expense, primarily due to increased stock prices from prior year.

Product Development. Product development expense increased for the six months ended June 30, 2021, as compared to the same period in 2020, primarily due to BrightTALK expenses of $1.2 million.

General and Administrative. General and administrative expense increased for the six months ended June 30, 2021, as compared to the same period in 2020, primarily due to an increase in pay costs, a $1.9 million increase in stock-based compensation costs, and professional fees related to the December acquisitions.

Depreciation. Depreciation expense increased for the six months ended June 30, 2021, as compared to the same period in 2020, due to increased capital expenditures, primarily from BrightTALK acquisition.

Amortization. Amortization expense increased for the six months ended June 30, 2021, as compared to the same period in 2020, primarily due to intangible assets acquired in 2020.

Interest and other expense, net. Interest and other expense increased for the six months ended June 30, 2021, as compared to the same period in 2020, primarily due to amortization of debt issuance costs and currency fluctuations from trade receivables.

Provision for income taxes. Our effective income tax rate was 50% and 30% for the six months ended June 30, 2021 and 2020, respectively. The increase in tax expense was primarily due to the impact of the increase in the corporate tax rate in the United Kingdom from 19% to 25%.  This increase becomes effective April 1, 2023 and became law in June 2021. As required by generally accepted accounting principles, changes in tax rates should be reflected once they become law. Absent the change in tax rate in the United Kingdom, our income tax expense and effective tax rate for 2021 would have been $3.8 million and 27%, respectively.

Seasonality

The timing of our revenue is affected by seasonal factors. Our revenue is seasonal primarily as a result of the annual budget approval process of many of our customers, the normal timing at which our customers introduce new products and the historical decrease in advertising in summer months. The timing of revenue in relation to our expenses, many of which do not vary directly with revenue, has an impact on the cost of online revenue, selling and marketing, product development, and general and administrative expenses as a percentage of revenue in each calendar quarter during the year.

The majority of our expenses are personnel-related and includes salaries, stock-based compensation, benefits and incentive-based compensation plan expenses. As a result, we have not experienced significant seasonal fluctuations in the timing of our expenses period to period.

Liquidity and Capital Resources

Resources

Our cash and investments at June 30, 2021 totaled $109.1 million, a $26.4 million increase from December 31, 2020, primarily driven by our cash generated from operations offset in part by investments in property and equipment. We believe that our existing cash and investments and our cash flow from operating activities will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion internationally, future acquisitions we might undertake and any expansion into complementary businesses. To the extent that our cash and investments and cash flow from operating activities are insufficient to fund our future activities, we may raise additional funds through bank credit arrangements or public or private equity or debt financings. We may also raise additional funds in the event we determine in the future to effect one or more additional acquisitions of businesses.

	June 30, 2021	December 31, 2020
Cash and investments	$109,122	$82,700
Accounts receivable, net	$39,718	$40,183

Cash and Investments

Our cash and investments at June 30, 2021 were held for working capital purposes. We do not enter into investments for trading or speculative purposes.

Accounts Receivable, Net

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing with which we meet our performance obligations and on the timing of our cash collections, as well as on changes to our allowance for doubtful accounts. We use days sales outstanding (“DSO”) as a measurement of the quality and status of our receivables. We define DSO as net accounts receivable at quarter end divided by total revenue for the applicable period, multiplied by the number of days in the applicable period. DSO was 54 days and 57 days at June 30, 2021 and December 31, 2020, respectively.

Cash Flows

	Six Months Ended June 30,
	2021	2020
Net cash provided by operating activities	$33,881	$21,841
Net cash used in investing activities	$(6,225)	$(8,424)
Net cash used in financing activities	$(1,415)	$(15,517)

Operating Activities

Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, provisions for bad debt, stock-based compensation, deferred income taxes, and the effect of changes in working capital and other activities. Cash provided by operating activities for the six months ended June 30, 2021 was $33.9 million compared to cash provided by operating activities of $21.8 million for the six months ended June 30, 2020.

The increase in cash provided by operating activities was primarily the result of changes in working capital (driven mainly by increases in contract liabilities as compared to 2020) and stock-based compensation charged to earnings.

Investing Activities

Cash used in investing activities in the six months ended June 30, 2021 was $6.2 million and was for the purchase of property and equipment, primarily for internal-use software, and to a lesser extent, computer equipment. In the first six months of 2020 we used $8.4 million in investing activities primarily a result of the acquisition of substantially all of the operating assets of Data Science Central in February 2020 ($5.0 million) and purchase of property and equipment, primarily for internal-use software, and to a lesser extent, computer equipment. We capitalized internal-use software and website development costs of $5.7 million and $3.0 million for the six months ended June 30, 2021 and 2020, respectively.

Financing Activities

In the first six months of June 30, 2021, we used $1.4 million for financing activities, consisting primarily of $1.0 million for the payment of contingent consideration related to the 2020 acquisitions and $0.4 million for tax withholdings related to net share settlements. In the first six months of 2020 we used $15.5 million for financing activities, consisting primarily of $14.8 million for the purchase of treasury shares, $0.3 million for the repayment of principal under the Loan Agreement and related costs and $0.1 million for tax withholdings related to net share settlements.

Common Stock Repurchase Program

In November 2018, the Company announced that the Board had authorized a $25.0 million stock repurchase program (the “November 2018 Repurchase Program”) under which the Company is authorized to repurchase the Company’s common stock from time to time on the open market or in privately negotiated transactions at prices and in a manner that may be determined by management. The Company repurchased 736,760, 411,849 and 243,425 shares at an aggregate purchase price of $14.8 million, $7.1 million and $3.1 million and an average share price of $20.10, $17.14 and $12.82 during the years ended December 31, 2020, 2019, and 2018, respectively, under the November 2018 Stock Repurchase Program. We terminated the November 2018 Repurchase Program in May 2020.

On May 1, 2020, we announced that our Board had authorized a $25.0 million stock repurchase program (the “May 2020 Repurchase Program”) whereby we are authorized to repurchase our common stock from time to time on the open market or in privately negotiated transactions at prices and in the manner that may be determined by management. No amounts have been repurchased under this plan.

Repurchased shares were recorded under the cost method and are reflected as treasury stock in the accompanying Consolidated Balance Sheets. All shares were repurchased with cash on hand.

Convertible Debt and Term Loan and Credit Facility Borrowings

Convertible Debt

In December 2020, the Company issued $201.3 million in aggregate principal amount of 0.125% convertible senior notes (the “Notes”) due December 15, 2025, unless earlier repurchased by the Company or converted by the holder pursuant to their terms. Interest is payable semiannually in arrears on June 15 and December 15 of each year, which commenced on June 15, 2021.

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

Capital Expenditures

We have made capital expenditures primarily for computer equipment and related software needed to host our websites, internal-use software development costs, as well as for leasehold improvements and other general purposes to support our growth. Our capital expenditures totaled $6.2 million and $3.3 million for the six-month periods ended June 30, 2021 and, 2020 respectively. A majority of our capital expenditures in the first six months of 2021 were for internal-use software and website development costs and, to a lesser extent, computer equipment and related software. We capitalized internal-use software and website development costs of $5.7 million and $3.0 million for the six months ended June 30, 2021 and 2020, respectively. We are not currently party to any purchase contracts related to future capital expenditures.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

There were no material changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or referenced in this Quarterly Report that address activities, events or developments which we expect will or may occur in the future are forward-looking statements, including statements regarding our intent, beliefs or current expectations and those of our management team. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “going to,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, priorities, plans, or intentions. Such statements may include those regarding our future financial results and other projections or measures of our future operating performance, including the drivers of such growth, profitability, and performance (including, in each case, any potential impact of product and service development efforts, GDPR, potential changes to customer relationships, and other operational decisions); expectations concerning market opportunities and our ability to capitalize on them; the amount and timing of the benefits expected from acquisitions, new strategies, products or services and other potential sources of additional revenue; and the behavior of our members, partners, and customers. These statements speak only as of the date of this Quarterly Report on Form 10-Q and are based on our current plans and expectations. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties that could cause actual future events or results to be different than those described in or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those relating to: market acceptance of our products and services, including continued increased sales of our IT Deal Alert offerings and continued increased international growth; relationships with customers, strategic partners and employees; the duration and extent of the COVID-19 pandemic; difficulties in integrating acquired businesses; changes in economic or regulatory conditions or other trends affecting the internet, internet advertising and information technology industries; data privacy laws, rules, and regulations; and other matters included in our SEC filings, including in our Annual Report on Form 10-K for the year ended December 31, 2020. Actual results may differ materially from those contemplated by the forward-looking statements. We undertake no obligation to update our forward-looking statements to reflect future events or circumstances.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

We currently have subsidiaries in the United Kingdom, Hong Kong, Australia, Singapore, Germany and France. Approximately 29% of our revenue for the six months ended June 30, 2021 was derived from customers with billing addresses outside of the United States and our foreign exchange gains/losses were not significant. We currently believe our exposure to foreign currency exchange rate fluctuations is financially immaterial and therefore have not entered into foreign currency hedging transactions. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in the future. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Our continued international expansion increases our exposure to exchange rate fluctuations and as a result such fluctuations could have a significant impact on our future results of operations.

Interest Rate Risk

At June 30, 2021, we had cash and investments of $109.1 million. The investments were held in a bond fund. The cash and investments were held for working capital purposes. We have not entered into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value as a result of increases in interest rates. Declines in interest rates, however, would reduce future investment income.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended June 30, 2021, management, under the supervision of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures as of June 30, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

As previously discussed, we completed our acquisition of BrightTALK Limited during the fourth quarter of 2020. We are in the process of integrating certain controls and related procedures for BrightTALK with those of TechTarget. Other than integrating such controls, there were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the second quarter of 2021 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Incorporated by Reference to
Exhibit No.	Description of Exhibit	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	3.1	11/13/2007	001-33472

3.2*	Amended and Restated Bylaws of TechTarget, Inc.
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

101.INS	XBRL Instance Document* The instance document does not appear in the Interactive Data File because its XBRL tags are
Embedded within the Inline XBRL document.
101.SCH	XBRL Inline Taxonomy Extension Schema Document*

101.CAL	XBRL Inline Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Inline Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Inline Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Inline Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exbibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECHTARGET, INC.
(Registrant)

Date: August 4, 2021	By:	/s/ MICHAEL COTOIA
Michael Cotoia, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 4, 2021	By:	/s/ DANIEL NORECK
Daniel Noreck, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)