Form 10-Q
period 2021-09-30
TechTarget Inc
filed 2021-11-03
CIK 1293282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 29, 2021, the registrant had 28,819,686 shares of common stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TechTarget, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2021	December 31, 2020
Assets	(Unaudited)	(Unaudited)
Current assets:
Cash	$99,383	$82,616
Short-term investments	5,085	84
Accounts receivable, net of allowance for doubtful accounts of $1,928 and $1,754 respectively	45,528	40,183
Prepaid taxes	4,532	796
Prepaid expenses and other current assets	4,782	4,084
Total current assets	159,310	127,763
Property and equipment, net	17,467	13,661
Goodwill	197,108	179,118
Intangible assets, net	112,651	108,872
Operating lease assets with right-of-use	21,626	26,031
Deferred tax assets	228	216
Other assets	964	907
Total assets	$509,354	$456,568
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,956	$4,303
Current operating lease liability	3,675	3,611
Accrued expenses and other current liabilities	15,750	16,539
Accrued compensation expenses	11,194	5,789
Income taxes payable	—	487
Contract liabilities	29,689	15,689
Total current liabilities	63,264	46,418
Non-current lease liability	22,677	26,943
Convertible debt	195,631	153,882
Other liabilities	3,174	2,971
Deferred tax liabilities	16,087	23,848
Total liabilities	300,833	254,062
Leases and contingencies (see Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 56,330,528 and 55,633,155 shares issued, respectively; 28,819,686 and 28,122,603 shares outstanding, respectively	56	56
Treasury stock, at cost; 27,510,842 and 27,510,552 shares, respectively	(199,796)	(199,796)
Additional paid-in capital	353,644	363,055
Accumulated other comprehensive income	(110)	1,611
Retained earnings	54,727	37,580
Total stockholders’ equity	208,521	202,506
Total liabilities and stockholders’ equity	$509,354	$456,568

See accompanying Notes to Condensed Consolidated Financial Statements.

TechTarget, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$69,751	$36,244	$186,431	$102,456
Cost of revenue(1)	16,805	9,212	49,087	26,148
Amortization of acquired technology	766	—	2,307	—
Gross profit	52,180	27,032	135,037	76,308
Operating expenses:
Selling and marketing(1)	25,403	13,792	69,108	39,311
Product development(1)	2,790	1,961	8,247	5,839
General and administrative(1)	13,432	3,355	26,075	9,976
Depreciation, excluding depreciation of $503, $274, $1,330 and $666, respectively, included in cost of revenue	1,454	1,202	4,063	3,559
Amortization	1,969	250	5,257	691
Total operating expenses	45,048	20,560	112,750	59,376
Operating income	7,132	6,472	22,287	16,932
Interest and other income (expense), net	(199)	91	(1,381)	(388)
Income before provision for income taxes	6,933	6,563	20,906	16,544
(Benefit) Provision for income taxes	(3,051)	(219)	3,992	2,782
Net income	$9,984	$6,782	$16,914	$13,762
Other comprehensive income (loss), net of tax:
Unrealized income (loss) on investments (net of tax provision of $0, $3, $0 and $(10), respectively)	$—	$12	$—	$(36)
Foreign currency translation gain (loss)	(3,330)	210	(1,721)	178
Other comprehensive income (loss)	(3,330)	222	(1,721)	142
Comprehensive income	$6,654	$7,004	$15,193	$13,904
Net income per common share:
Basic	$0.35	$0.24	$0.60	$0.50
Diluted	$0.32	$0.24	$0.56	$0.48
Weighted average common shares outstanding:
Basic	28,473	27,781	28,255	27,773
Diluted	32,267	28,473	32,170	28,412

(1)	Amounts include stock-based compensation expense as follows:

Cost of revenue	$435	$121	$1,331	$260
Selling and marketing	5,305	2,849	12,363	7,155
Product development	139	117	915	438
General and administrative	8,437	1,236	12,319	3,191

See accompanying Notes to Condensed Consolidated Financial Statements.

TechTarget, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share data)

(Unaudited)

	Common Stock		Treasury Stock
	Number of Shares	$0.001 Par Value	Number of Shares	Cost	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
Balance, December 31, 2020	55,633,155	$56	27,510,552	$(199,796)	$363,055	$1,611	$37,580	$202,506
Reclassification due to the adoption of ASU 2020-06	—	—	—	—	(30,500)	—	233	(30,267)
Issuance of common stock from restricted stock awards	24,815	—	—	—	—	—	—	—
Impact of net settlements	290	—	290	—	(370)	—	—	(370)
Stock-based compensation expense(1)	—	—	—	—	7,425	—	—	7,425
Comprehensive income:
Unrealized gain on foreign currency exchange	—	—	—	—	—	1,034	—	1,034
Net income	—	—	—	—	—	—	1,810	1,810
Balance, March 31, 2021	55,658,260	$56	27,510,842	$(199,796)	$339,610	$2,645	$39,623	$182,138
Issuance of common stock from exercise of options	2,500	—	—	—	16	—	—	16
Issuance of common stock from restricted stock awards	9,125	—	—	—	—	—	—	—
Registration fees	—	—	—	—	(29)	—	—	(29)
Stock-based compensation expense	—	—	—	—	6,012	—	—	6,012
Comprehensive income:
Unrealized gain on foreign currency exchange	—	—	—	—	—	575	—	575
Net income	—	—	—	—	—	—	5,120	5,120
Balance, June 30, 2021	55,669,885	$56	27,510,842	$(199,796)	$345,609	$3,220	$44,743	$193,832
Issuance of common stock from restricted stock awards	660,643	—	—	—	—	—	—	—
Stock-based compensation expense(2)	—	—	—	—	8,035	—	—	8,035
Comprehensive income:
Unrealized loss on foreign currency exchange	—	—	—	—	—	(3,330)	—	(3,330)
Net income	—	—	—	—	—	—	9,984	9,984
Balance, September 30, 2021	56,330,528	$56	27,510,842	$(199,796)	$353,644	$(110)	$54,727	$208,521

See accompanying Notes to Condensed Consolidated Financial Statements.

TechTarget, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share data)

(Unaudited)

	Common Stock		Treasury Stock
	Number of Shares	$0.001 Par Value	Number of Shares	Cost	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
Balance, December 31, 2019	54,903,824	$55	26,761,305	$(184,972)	$317,675	$(319)	$20,512	$152,951
Issuance of common stock from restricted stock awards	123,027	—	—	—	—	—	—	—
Purchase of common stock through stock buyback	—	—	736,760	(14,824)	—	—	—	(14,824)
Impact of net settlements	230	—	230	—	(68)	—	—	(68)
Stock-based compensation expense(1)	—	—	—	—	5,294	—	—	5,294
Comprehensive income:
Unrealized loss on investments	—	—	—	—	—	(132)	—	(132)
Unrealized loss on foreign currency exchange	—	—	—	—	—	(53)	—	(53)
Net income	—	—	—	—	—	—	2,207	2,207
Balance, March 31, 2020	55,027,081	$55	27,498,295	$(199,796)	$322,901	$(504)	$22,719	$145,375
Issuance of common stock from restricted stock awards	8,000	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	3,293	—	—	3,293
Comprehensive income:
Unrealized gain on investments	—	—	—	—	—	84	—	84
Unrealized gain on foreign currency exchange	—	—	—	—	—	21	—	21
Net income	—	—	—	—	—	—	4,773	4,773
Balance, June 30, 2020	55,035,081	$55	27,498,295	$(199,796)	$326,194	$(399)	$27,492	$153,546
Issuance of common stock from restricted stock awards	561,921	1	—	—	460	—	—	461
Impact of net settlements	11,092	—	11,092	—	(3,078)	—	—	(3,078)
Stock-based compensation expense	—	—	—	—	4,323	—	—	4,323
Comprehensive income:
Unrealized gain on investments	—	—	—	—	—	12	—	12
Unrealized gain on foreign currency exchange	—	—	—	—	—	210	—	210
Net income	—	—	—	—	—	—	6,782	6,782
Balance, September 30, 2020	55,608,094	$56	27,509,387	$(199,796)	$327,899	$(177)	$34,274	$162,256
(1)	Includes $0.8 and $1.8 million of accrued compensation expense expensed in previous year for the three months ended March 31, 2021 and 2020, respectively.
(2)	Excludes $6.3 million of accrued compensation expense that has not been issued for the three months ended September 30, 2021.

See accompanying Notes to Condensed Consolidated Financial Statements.

TechTarget, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Nine Months Ended
	September 30,
	2021	2020
	(Unaudited)
Operating activities:
Net income	$16,914	$13,762
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,393	4,225
Amortization	7,564	691
Provision for bad debt	43	303
Stock-based compensation	26,928	11,044
Amortization of debt issuance costs	982	7
Deferred tax provision	2,839	158
Changes in operating assets and liabilities:
Accounts receivable	(5,388)	2,419
Prepaid expenses and other current assets	(5,596)	(3,094)
Other assets	390	30
Accounts payable	(1,298)	(412)
Income taxes payable	308	953
Accrued expenses and other current liabilities	(6,295)	(190)
Operating lease right-of-use assets and liabilities, net	224	(263)
Accrued compensation expenses	48	(516)
Contract liabilities	13,823	2,366
Other liabilities	207	1,865
Net cash provided by operating activities	57,086	33,348
Investing activities:
Purchases of property and equipment, and other capitalized assets, net	(9,245)	(4,943)
Purchases of investments and maturities of investments	(5,001)	(96)
Acquisitions of businesses, net	(24,346)	(5,015)
Net cash used in investing activities	(38,592)	(10,054)
Financing activities:
Tax withholdings related to net share settlements	(370)	(3,146)
Purchase of treasury shares and related costs	—	(14,824)
Registration fees	(29)	—
Debt issuance costs	—	(11)
Proceeds from stock option exercises	16	460
Payment of earnout liabilities	(1,059)	—
Term loan principal payment	—	(938)
Net cash used in financing activities	(1,442)	(18,459)
Effect of exchange rate changes on cash	(285)	86
Net increase in cash	16,767	4,921
Cash at beginning of period	82,616	52,487
Cash at end of period	$99,383	$57,408
Supplemental disclosure of cash flow information:
Cash paid for taxes, net	$5,367	$4,906

See accompanying Notes to Condensed Consolidated Financial Statements.

TechTarget, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data, where otherwise noted, or instances where expressed in millions)

1. Organization and Operations

TechTarget, Inc. and its subsidiaries (collectively, the “Company”) is a global data and analytics leader and software provider for buyers of purchase intent-driven marketing and sales data for enterprise technology vendors. The Company’s service offerings enable technology vendors to better identify, reach and influence corporate information technology (“IT”) decision-makers actively researching specific IT purchases. The Company improves vendors’ ability to impact these audiences for business growth using advanced targeting, analytics and data services complemented by customized marketing programs that integrate demand generation, brand advertising techniques, and content curation and creation. The Company operates a network of approximately 150 websites and 1,125 webinars and virtual event channels, which each focus on a specific IT sector such as storage, security or networking. IT and business professionals have become increasingly specialized, and they have come to rely on the Company’s sector-specific websites and webinars and virtual event channels for purchasing decision support. The Company’s content platforms enable IT and business professionals to navigate the complex and rapidly changing IT landscape where purchasing decisions can have significant financial and operational consequences. At critical stages of the purchase decision process, these content offerings through different channels meet IT and business professionals’ needs for expert, peer and IT vendor information and provide platforms on which business-to-business technology companies can launch targeted marketing campaigns which generate measurable return on investment. Based upon the logical clustering of members and users’ respective job responsibilities and the marketing focus of the products being promoted by the Company’s customers, the Company categorizes its content offerings to address the key market opportunities and audience extensions across a portfolio of distinct market categories: Security; Networking; Storage; Data Center and Virtualization Technologies; CIO/IT Strategy; Business Applications and Analytics; Application Architecture and Development; and ANCL Channel.

2. Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these Notes to Condensed Consolidated Financial Statements. The Company’s critical accounting policies are those that affect its more significant judgments used in the preparation of its condensed consolidated financial statements. A description of the Company’s critical accounting policies and estimates is contained in its Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and in this note to the condensed consolidated financial statements.

Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, TechTarget Securities Corporation (“TSC”), TechTarget Limited, TechTarget (HK) Limited (“TTGT HK”), TechTarget (Australia) Pty Ltd., TechTarget (Singapore) Pte Ltd., E-Magine Médias SAS (“LeMagIT”), TechTarget Germany GmbH and as of December 23, 2020, BrightTALK Limited and its wholly owned subsidiary, BrightTALK, Inc. (collectively, the “BrightTALK subsidiaries”). TSC is a Massachusetts corporation. TechTarget Limited is a subsidiary doing business principally in the United Kingdom. TTGT HK is a subsidiary incorporated in Hong Kong in order to facilitate the Company’s activities in the Asia-Pacific region. TechTarget (Australia) Pty Ltd. and TechTarget (Singapore) Pte Ltd. are the entities through which the Company does business in Australia and Singapore, respectively; LeMagIT and TechTarget Germany GmbH, both wholly-owned subsidiaries of TechTarget Limited, are entities through which the Company does business in France and Germany, respectively. The BrightTALK subsidiaries are entities through which the Company does business for the BrightTALK webinar and virtual event and audience delivery platform.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted (Generally Accepted Accounting Principles or “U.S. GAAP”) in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. All adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown, are of a normal, recurring nature and have been reflected in the condensed consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of results to be expected for any other interim periods or for the full year. The information included in these condensed consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report and the condensed consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Reclassifications

The Company historically presented depreciation and amortization expense as one combined line item on the Condensed Consolidated Statements of Income and Comprehensive Income. Due to the Company’s recent acquisitions, the materiality of amortization expense has increased and the Company has elected to present these expenses in two separate line items for all periods presented. This reclassification had no effect on total operating expenses or net income.

Foreign Currency Translation

The functional currency of the Company’s major foreign subsidiaries is generally the local currency. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component on the Condensed Consolidated Statement of Comprehensive Income. Foreign currency transaction gains and losses are included in interest and other income (expense), net in the Condensed Consolidated Statement of Income. All assets and liabilities denominated in foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated at the average exchange rate during the period.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to revenue, long-lived assets, goodwill, the allowance for doubtful accounts, stock-based compensation, self-insurance accruals, and income taxes. The Company reduces its accounts receivable for an allowance for doubtful accounts based on its best estimate of the amount of probable credit losses. Estimates of the carrying value of certain assets and liabilities are based on historical experience and on various other assumptions that the Company believes to be reasonable. Actual results could differ from those estimates.

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

Accounts Receivable

We maintain an allowance for credit losses for expected uncollectible accounts receivable, which is recorded as an offset to accounts receivable and changes in such are classified as general and administrative expense in the Condensed Consolidated Statements of Income and Comprehensive Income. We assess collectability by reviewing accounts receivable on an individual basis when we identify specific customers with known disputes, overdue amounts or collectability issues and also reserve for losses on all accounts based on historical information, current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. In determining the amount of the allowance for credit losses, we consider historical collectability based on past due status and make judgments about the creditworthiness of customers based on ongoing credit evaluations.

At September 30, 2021, the Company’s collectability assessment continues to include the business and market disruptions caused by COVID-19 and estimates of expected emerging credit and collectability trends. The continued volatility in market conditions and evolving shifts in credit trends are difficult to predict, causing variability and volatility that may have a material impact on our allowance for credit losses in future periods.

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

During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. In addition, uncertain tax positions and tax-related valuation allowances are initially recorded in connection with a business combination as of the acquisition date. The Company continues to collect information and reevaluates these estimates and assumptions quarterly and records any adjustments to the Company’s preliminary estimates to goodwill provided that the Company is within the measurement period. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s Condensed Consolidated Statement of Income and Comprehensive Income.

Other Liabilities

Other liabilities consist of the long-term portions of amounts payable related to our acquisition of substantially all of the assets of Xtelligent Healthcare Media, LLC and the amounts deferred under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) which allows employers to defer the payment of the Company’s employer share of FICA payroll taxes. The amount of the employer share of FICA payroll taxes (6.2% of the first $137,700 of employee pay) due for the period beginning on March 27, 2020, and ending December 31, 2020, were deferred. The deferred amounts are payable in equal installments at December 31, 2021 and December 31, 2022. Amounts relating to the payment due December 31, 2021 of $1.2 million are included in accrued expenses as of September 30, 2021.

Recent Accounting Pronouncements

Recently Adopted Accounting Guidance

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles-Goodwill and Other (Topic 350), simplifying the Test for Goodwill Impairment (ASU 2017-04). ASU 2017-04 eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge (step 2 of the goodwill impairment test) and instead requires only a one-step quantitative impairment test, performed by comparing the fair value of goodwill with its carrying amount. ASU 2017-04 is effective on a prospective basis effective for goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. We adopted the new standard effective January 1, 2020 and the guidance did not have a material impact on our condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (ASU 2018-15), which requires implementation costs incurred by customers in cloud computing arrangements (i.e. hosting arrangements) to be capitalized under the same premises of authoritative guidance for internal-use software, and deferred over the non-cancellable term of the cloud computing arrangements plus any optional renewal periods that are reasonably certain to be exercised by the customer or for which the exercise is controlled by the service provider. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. We adopted the new standard effective January 1, 2020 and the guidance did not have a material impact on our condensed consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-03, “Measurement of Credit Losses on Financial Instruments,” (ASU 2016-03) which amends ASC 326 “Financial Instruments—Credit Losses” which introduces a new methodology for accounting for credit losses on financial instruments. The guidance establishes a new forward-looking "expected loss model" that requires entities to estimate current expected credit losses on accounts receivable and financial instruments by using all practical and relevant information. We adopted the new standard effective January 1, 2020 and the guidance did not have a material impact on our condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, “Changes to Disclosure Requirements for Fair Value Measurements” (Topic 820) (ASU 2018-13), which improved the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements. We adopted the new standard effective January 1, 2020 and the guidance did not have a material impact on our condensed consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12 (ASU 2019-12), Simplifying the Accounting for Income Taxes (Topic 740). ASU 2019-12 removes certain exceptions for performing intraperiod tax allocations, recognizing deferred taxes for investments, and calculating income taxes in interim periods. The guidance also simplifies the accounting for franchise taxes, transactions that result in a step-up in the tax basis of goodwill, and the effect of enacted changes in tax laws or rates in interim periods. The Company adopted ASU 2019-12 effective January 1, 2021 and the guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In August 2020, the FASB issued No. ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s own Equity (Subtopic 815-40), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible debt instruments and contracts on an entity’s own equity. Among other things, the standard removes certain accounting models which require bifurcation from the host contract of certain features of convertible debt instruments, unless the feature qualifies as a derivative under ASC 815. Additionally, companies are required to use the if-converted method for convertible instruments in their calculations of diluted earnings per share. Early adoption is permitted but no earlier than the fiscal year beginning after December 15, 2020.

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

The following table summarizes the impact of the adoption of ASU 2020-06 on the Company’s condensed consolidated financial statements:

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
North America	$41,852	$21,663	$114,306	$62,518
International	27,899	14,581	72,125	39,938
Total	$69,751	$36,244	$186,431	$102,456

Contract Liabilities

Timing may differ between the satisfaction of performance obligations and the invoicing and collections of amounts related to the Company’s contracts with customers. Liabilities are recorded for amounts that are collected in advance of the satisfaction of performance obligations. Additionally, certain customers may receive credits, which are accounted for as a material right. The Company estimates these amounts based on the expected amount of future services to be provided to the customer and allocates a portion of the transaction price to these material rights. The Company recognizes these material rights as the material rights are exercised. The resulting material rights amount included in the contract liabilities on the accompanying Condensed Consolidated Balance Sheets was $2.1 million and $2.2 million at September 30, 2021, and December 31, 2020, respectively. Revenue recognized for the three and nine months ended September 30, 2021, respectively that had been recorded in deferred revenue at the beginning of the respective quarters, was $14.8 million and $42.9 million.

Contract Liabilities
Year-to-Date Activity
Balance at December 31, 2020	$15,689
Billings	62,341
Revenue Recognized	(52,969)
Balance at March 31, 2021	$25,061
Billings	66,504
Revenue Recognized	(63,711)
Balance at June 30, 2021	$27,854
Billings	71,586
Revenue Recognized	(69,751)
Balance at September 30, 2021	$29,689

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

•

Costs to Fulfill a Contract.  The Company’s revenue is primarily generated from customer contracts that are for one year or less. Costs primarily consist of incentive compensation paid based on the achievement of sales targets. As a practical expedient, for amortization periods that are determined to be one year or less, the Company expenses any incremental costs of obtaining the contract with a customer when incurred. For those customer contracts greater than one year, the Company capitalizes and amortizes the expenses over the period of benefit.

•

Revenue Invoiced.  The Company has applied the practical expedient for certain revenue streams to exclude the value of remaining performance obligations for (i) contracts with an original expected term of one year or less or (ii) contracts for which the Company recognizes revenue in proportion to the amount it has the right to invoice for services performed.

4. Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including short-term and long-term investments and contingent consideration. The Company’s bank and money market accounts are in bank deposits and are not quoted instruments. As such, the Company’s bank and money market accounts are all considered cash. The fair value of these financial assets and liabilities carried at fair value was determined based on three levels of input as follows:

•	Level 1. Quoted prices in active markets for identical assets and liabilities;
•	Level 2. Observable inputs other than quoted prices in active markets; and
•	Level 3. Unobservable inputs.

The fair value hierarchy of the Company’s financial assets carried at fair value and measured on a recurring basis is as follows:

		Fair Value Measurements at September 30, 2021
	September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments (1)	$5,085	$ —	$5,085	$—
Total assets	$5,085	$—	$5,085	$—
Liabilities:
Contingent consideration - current (2)	$3,116	$ —	$ —	$3,116
Contingent consideration - non-current (2)	$1,954	$ —	$ —	$1,954
Total liabilities	$5,070	$—	$—	$5,070

		Fair Value Measurements at December 31, 2020
	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments (1)	$84	$—	$84	$—
Total assets	$84	$—	$84	$—
Liabilities:
Contingent consideration - current (2)	$1,027	$—	$—	$1,027
Contingent consideration - non-current (2)	1,751	—	—	1,751
Total liabilities	$2,778	$—	$—	$2,778

(1)

Short-term investments consist of municipal bonds, corporate bonds, bond funds, U.S. Treasury securities, and government agency bonds; their fair value is calculated using an interest rate yield curve for similar instruments.

(2)

Contingent consideration liabilities are measured using the income approach and discounted to present value based on an assessment of the probability that the Company would be required to make such future payments. The contingent consideration liabilities are measured at fair value using significant Level 3 (unobservable) inputs such as discount rates and probability measures. Remeasurement of the contingent consideration to fair value is reported in the income statement as amortization expense in the period remeasured. Amounts due within twelve months are included in accrued expenses and amounts due exceeding twelve months are included as other liabilities.

Fair Value
Year-to-Date Activity
Balance at December 31, 2020	$2,778
Payments on Contingent Liabilities	(1,032)
Amortization of discount on contingent liabilities	53
Remeasurement of contingent liabilities	185
Balance at March 31, 2021	$1,984
Amortization of discount on contingent liabilities	44
Remeasurement of contingent liabilities	209
Balance at June 30, 2021	$2,237
Payments on Contingent Liabilities	(27)
Amortization of discount on contingent liabilities	31
Remeasurement of contingent liabilities	329
Liabilities resulting from acquisitions	2,500
Balance at September 30, 2021	$5,070

5. Cash and Investments

Cash is carried at cost, which approximates fair market value. As of September 30, 2021 and December 31, 2020, cash consisted of $99.4 million and $82.6 million respectively.

Investments are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity, net of tax. Realized gains and losses on the sale of these investments are determined using the specific identification method. There were no realized gains or losses as of September 30, 2021 or December 31, 2020.

Short-term investments consisted of the following:

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Bond funds	$5,084	$1	$—	$5,085
Total short-term investments	$5,084	$1	$—	$5,085

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Bond funds	$84	$—	$—	$84
Total short-term investments	$84	$—	$—	$84

6. Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. The Company did not have any intangible assets with indefinite lives other than goodwill as of September 30, 2021 or December 31, 2020. There were no indications of impairment as of September 30, 2021, and the Company believes that, as of the balance sheet dates presented, none of the Company’s goodwill or intangible assets were impaired. Goodwill increased $18.0 million and $3.5 million for the nine months ended September 30, 2021 and 2020 respectively. $16.1M of the 2021 increase is from the purchase of Xtelligent Healthcare Media, LLC, with other changes primarily from translation adjustments booked to other comprehensive income. $3.4 million of the 2020 increase was from the purchase of Data Science Central, LLC, with other changes primarily from translation adjustments booked to other comprehensive income.

The following table summarizes the Company’s intangible assets, net:

		September 30, 2021
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer, affiliate and advertiser relationships	5-19	$85,572	$(10,299)	$75,273
Developed websites, technology and patents	10	34,877	(3,657)	31,220
Trademark, trade name and domain name	5-16	7,902	(2,219)	5,683
Proprietary user information database and internet traffic	5	1,135	(1,135)	—
Non-compete agreements	1.5-3	600	(125)	475
Total intangible assets		$130,086	$(17,435)	$112,651

		December 31, 2020
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer, affiliate and advertiser relationships	5-19	$78,283	$(6,595)	$71,688
Developed websites, technology and patents	10	32,535	(1,315)	31,220
Trademark, trade name and domain name	5-16	7,619	(1,831)	5,788
Proprietary user information database and internet traffic	5	1,149	(1,149)	—
Non-compete agreements	1.5-3	230	(54)	176
Total intangible assets		$119,816	$(10,944)	$108,872

Intangible assets are amortized over their estimated useful lives, which range from eighteen months to nineteen years, using methods of amortization that are expected to reflect the estimated pattern of economic use. The remaining amortization expense will be recognized over a weighted-average period of approximately seven years. Amortization expense was $6.7 million and $0.3 million for the nine months ended September 30, 2021 and 2020, respectively. Amortization expense relating to developed websites, technology and patents is recorded within costs of revenues. All other amortization is recorded within operating expenses as the remaining intangible assets consist of customer-related assets which generate website traffic that the Company considers to be in support of selling and marketing activities. The Company did not write off any fully amortized intangible assets in the first nine months of 2021.

The Company expects amortization expense of intangible assets to be as follows:

Years Ending December 31:	Amortization Expense
2021 (October 1 – December 31)	$2,440
2022	9,297
2023	9,130
2024	9,099
2025	9,060
Thereafter	73,625
Total	$112,651

7. Net Income Per Common Share

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per common share is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator:
Net income	$9,984	$6,782	$16,914	$13,762
Denominator:
Basic:
Weighted average shares of common stock and vested, undelivered restricted stock units outstanding	28,472,510	27,781,080	28,255,113	27,772,509
Diluted:
Weighted average shares of common stock and vested, undelivered restricted stock units outstanding	28,472,510	27,781,080	28,255,113	27,772,509
Effect of potentially dilutive shares (1)	3,794,258	691,519	3,915,150	639,416
Total weighted average shares of common stock and vested, undelivered restricted stock units outstanding and potentially dilutive shares	32,266,768	28,472,599	32,170,263	28,411,925
Net Income Per Common Share:
Basic:
Net income applicable to common stockholders	$9,984	$6,782	$16,914	$13,762
Weighted average shares of stock outstanding	28,472,510	27,781,080	28,255,113	27,772,509
Basic net income per common share	$0.35	$0.24	$0.60	$0.50
Diluted:
Net income applicable to common stockholders	$10,375	$6,782	$18,085	$13,762
Weighted average shares of stock outstanding	32,266,768	28,472,599	32,170,263	28,411,925
Diluted net income per common share (1)	$0.32	$0.24	$0.56	$0.48

(1)

In calculating diluted net income per share, 20 thousand shares and 8 thousand shares related to outstanding stock options and unvested, undelivered restricted stock units were excluded for the three and nine months ended September 30, 2021, respectively, because they were anti-dilutive. Additionally, in calculating diluted net income per share, weighted average shares include 2.9 million shares related to the if converted basis of our convertible bond and the related costs associated with our convertible bonds for the three and nine months ended September 30, 2021, respectively. 22 thousand shares and 189 thousand shares related to outstanding stock options and unvested, undelivered restricted stock units were excluded for the three and nine months ended September 30, 2020, respectively, because they were anti-dilutive.

8. Convertible Debt, Loan Agreement and Subsequent Event

Convertible Debt

In December 2020, the Company issued $201.3 million in aggregate principal amount of 0.125% convertible senior notes (the “Notes”) due December 15, 2025, unless earlier repurchased by the Company or converted by the holder pursuant to their terms. Interest is payable semiannually in arrears on June 15 and December 15 of each year, which commenced on June 15, 2021.

The Notes are governed by an indenture between the Company, as issuer, and U.S. Bank, National Association, as trustee (the “Indenture”). The Notes are unsecured and rank senior in right of payment to the Company’s future indebtedness that is expressly subordinated in right of payment to the Notes and equal in right of payment to the Company’s unsecured indebtedness that is not so subordinated.

Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s election.

The Notes have an initial conversion rate of 14.1977 shares of common stock per $1,000 principal amount of the Notes. This represents an initial effective conversion price of approximately $70.43 per share of common stock and 2,857,447 shares issuable upon conversion of the full aggregate principal amount of the Notes. Throughout the term of the Notes, the conversion rate may be adjusted upon the occurrence of certain events. As of September 30, 2021, no such adjustment has occurred. Holders of the Notes will not receive any cash payment representing accrued and unpaid interest, if any, upon conversion of a Note, except in limited circumstances. Accrued but unpaid interest will be deemed to be paid by cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock paid or delivered, as the case may be, to the holder upon conversion of the Notes.

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

Prior to the adoption of ASU 2020-06, based on market data available for publicly traded, senior, unsecured corporate bonds issued by companies in the same industry and with similar maturities, the Company estimated the implied market interest rate of its Notes to be approximately 5%, assuming no conversion option. Assumptions used in the estimate represent what market participants would use in pricing the liability component of the Notes, including market interest rates, credit standing, and yield curves, all of which are defined as Level 2 observable inputs. The estimated implied interest rate was applied to the Notes, which resulted in a fair value of the liability component of $158.8 million upon issuance, calculated as the present value of future contractual payments based on the $201.3 million of aggregate principal amount. The excess of the principal amount of the liability component over its carrying amount, or the debt discount, is amortized to interest expense over the term of the Notes. The $42.5 million difference between the gross proceeds received from the issuance of the Notes of $201.3 million and the estimated fair value of the liability component represents the equity component of the Notes and was recorded in additional paid-in capital. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

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

The Notes consist of the following:

	September 30, 2021	December 31, 2020
Liability Component:
Principal	$201,250	$201,250
Less: debt discount, net of amortization	5,619	47,368
Net carrying amount	$195,631	$153,882
Equity component (a)	$—	$41,059

(a)	Recorded in the condensed consolidated balance sheet within additional paid-in capital, net of $1,404 transaction costs.

The following table sets forth total interest expense recognized related to the Notes:

	September 30, 2021	December 31, 2020
0.125% coupon	$189	$10
Amortization of debt discount and transaction costs	982	346
	$1,171	$356

As of September 30, 2021, the fair value of the Notes, which was determined based on inputs that are observable in the market or that could be derived from, or corroborated with, observable market data, quoted prices of the Notes in an over-the-counter market (Level 2), and carrying value of debt instruments (carrying value excludes the equity component of the Company’s convertible notes classified in equity) were as follows:

	September 30, 2021		December 31, 2020
	Fair Value	Carrying Value	Fair Value	Carrying Value
Convertible senior notes	$266,532	$195,631	$218,940	$153,882

Based on the closing price of our common stock of $82.42 on September 30, 2021, the if-converted value of the Notes was greater by $34.3 million than their aggregate principal amount. The effective interest rate of the Notes is 0.8%.

2018 Loan Agreement

On December 24, 2018, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Western Alliance Bank (the “Bank”) as the lender. The Loan Agreement provided for a $25 million term loan facility with a maturity date of December 10, 2023. The Loan Agreement was paid in full in December 2020 and all liens related to the Loan Agreement released.

Borrowings under the Loan Agreement bore interest, on the outstanding daily balance thereof, at a floating per annum rate equal to one and three-eighths percent (1.375%) above the greater of (a) the one (1) month U.S. London Interbank Offered Rate (“LIBOR”) rate reported in The Wall Street Journal as of such date or (b) two percent (2.00%).

2021 Loan Agreement

On October 29, 2021, the Company entered into a Loan and Security Agreement with Western Alliance Bank, as administrative agent and collateral agent for the lenders, and the banks and other financial institutions or entities from time to time party thereto as lenders (the “2021 Loan Agreement”). The 2021 Loan Agreement provides for a $75 million revolving credit facility with a $5 million letter-of-credit sublimit and a maturity date of October 29, 2023.  The 2021 Loan Agreement is secured by substantially all of the Company’s assets.  Borrowings under the 2021 Loan Agreement bear interest at a rate equal to one (1) month U.S. LIBOR, plus a spread based upon the Company’s leverage (as defined by 2021 Loan Agreement), which may vary between 2.00% and 2.75%. The 2021 Loan Agreement is subject to various leverage and non-financial covenants.  No amounts were outstanding under the 2021 Loan Agreement as of the date of this filing.

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

The Company has various non-cancelable lease agreements for certain of its offices with original lease periods expiring between 2021 and 2029. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain it will exercise that option. Leases with renewal options allow the Company to extend the lease term typically between 1 and 5 years. When determining the lease term, renewal options reasonably certain of being exercised are included in the lease term. When determining if a renewal option is reasonably certain of being exercised, the Company considers several economic factors, including but not limited to, the significance of leasehold improvements incurred on the property, whether the asset is difficult to replace, underlying contractual obligations, or specific characteristics unique to that particular lease that would make it reasonably certain that the Company would exercise such option.  Renewal and termination options were generally not included in the lease term for the Company's existing operating leases. Certain of the arrangements have discounted rent periods or escalating rent payment provisions. Leases with an initial term of twelve months or less are not recorded on the condensed consolidated balance sheets. The Company recognizes rent expense on a straight-line basis over the lease term.

As of September 30, 2021, operating lease assets were $21.6 million and operating lease liabilities were $26.4 million. The maturities of the Company’s operating lease liabilities as of September 30, 2021 were as follows:

Minimum Lease
Years Ending December 31:	Payments
2021 (October 1 – December 31)	$876
2022	4,454
2023	4,033
2024	3,986
2025	3,197
Thereafter	13,195
Total future minimum lease payments	29,741
Less imputed interest	3,389
Total operating lease liabilities	$26,352

Included in the Consolidated Balance Sheet:
Current operating lease liabilities	$3,675
Non-current operating lease liabilities	22,677
Total operating lease liabilities	$26,352

For the three and nine months ended September 30, 2021 and 2020, the total lease cost was comprised of the following amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease expense	$1,109	$988	$3,362	$2,881
Short-term lease expense	37	13	179	67
Total lease expense	$1,146	$1,001	$3,541	$2,948

The following summarizes additional information related to operating leases:

As of
September 30, 2021
Weighted-average remaining lease term — operating leases	4.4
Weighted-average discount rate — operating leases	4%

If the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate as the discount rate. The Company uses its best judgment when determining the incremental borrowing rate, which is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term to the lease payments in a similar currency.

Litigation

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At September 30, 2021 and December 31, 2020, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its condensed consolidated financial position, results of operations, or cash flows.

10. Stock-Based Compensation

Stock Option and Incentive Plans

In April 2007, the Company’s board of directors approved the 2007 Stock Option and Incentive Plan (the “2007 Plan”), which was approved by the stockholders of the Company and became effective upon the consummation of the Company’s IPO in May 2007. The 2007 Plan allowed the Company to grant incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), stock appreciation rights, deferred stock awards, restricted stock units and other awards. Under the 2007 Plan, stock options could not be granted at less than fair market value on the date of grant and grants generally vested over a three- to four-year period. Stock options granted under the 2007 Plan expire no later than ten years after the grant date. Additionally, beginning with awards made in August 2015, the Company had the option to direct a net issuance of shares for satisfaction of tax liability with respect to vesting of awards and delivery of shares. Prior to August 2015, this choice of settlement method was solely at the discretion of the award recipient. The 2007 Plan expired in May 2017.

No new awards may be granted under the 2007 Plan; however, the shares of common stock remaining in the 2007 Plan are available for issuance in connection with previously awarded grants under the 2007 Plan. There are 37,500 shares of common stock that remain subject to outstanding stock grants under the 2007 Plan as of September 30, 2021.

In March 2017, the Company’s board of directors approved the 2017 Stock Option and Incentive Plan (the “2017 Plan”), which was approved by the stockholders of the Company at the 2017 Annual Meeting and became effective June 16, 2017. The 2017 Plan replaces the Company’s 2007 Plan. On June 16, 2017, 3,000,000 shares of the Company’s common stock were reserved for issuance under the 2017 Plan and, generally, shares that are forfeited or canceled from awards under the 2017 Plan also will be available for future awards. In April 2021, the stockholders of the Company authorized the issuance of an additional 3,800,000 shares of the Company’s common stock under the 2017 Plan. Under the 2017 Plan, the Company may grant restricted stock and restricted stock units, non-qualified stock options, stock appreciation rights, performance awards, and other stock-based and cash-based awards. Grants generally vest in equal tranches over a three-year period. Stock options granted under the 2017 Plan expire no later than ten years after the grant date. Shares of stock issued pursuant to restricted stock awards are restricted in that they are not transferable until they vest. Shares of stock underlying awards of restricted stock units are not issued until the units vest. Non-qualified stock options cannot be exercised until they vest. Under the 2017 Plan, all stock options and stock appreciation rights must be granted with an exercise price that is at least equal to the fair market value of the common stock on the date of grant. The 2017 Plan broadly prohibits the repricing of options and stock appreciation rights without stockholder approval and requires that no dividends or dividend equivalents be paid with respect to options or stock appreciation rights. The 2017 Plan further provides that, in the event any dividends or dividend equivalents are declared with respect to restricted stock, restricted stock units, other stock-based awards and performance awards (referred to as “full-value awards”), such dividends or dividend equivalents would be subject to the same vesting and forfeiture provisions as the underlying award. There are a total of 1,683,350 shares of common stock that remain subject to outstanding stock-based grants under the 2017 Plan as of September 30, 2021. There are a total of 3,157,218 shares of common stock that are available for issuance under the 2017 Plan as of September 30, 2021.

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

A summary of the stock option activity under the Company’s plans for the nine months ended September 30, 2021 is presented below:

Nine Month Activity	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2020	107,500	$17.34	—	—
Granted	20,000	66.93	—	—
Exercised	(2,500)	6.47	—	$154
Forfeited	—	—	—	—
Cancelled	—	—	—	—
Options outstanding at September 30, 2021	125,000	$25.49	6.60	$7,116
Options exercisable at September 30, 2021	105,000	$17.60	6.01	$6,806
Options vested or expected to vest at September 30, 2021	123,398	$25.11	6.57	$7,098

The total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $154 thousand during the nine months ended September 30, 2021. The total amount of cash received from exercise of these options was approximately $16 thousand during the nine months ended September 30, 2021. The total intrinsic value of options exercised was $1.0 million during the nine months ended September 30, 2020. The total amount of cash received from exercise of these options was approximately $0.5 million during the nine months ended September 30, 2020.

Restricted Stock Units

Restricted stock units are valued at the market price of a share of the Company’s common stock on the date of the grant. A summary of the restricted stock unit activity under the Company’s plans for the nine months ended September 30, 2021 is presented below:

Year-to-Date Activity	Shares	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Nonvested outstanding at December 31, 2020	1,478,000	$31.33	—
Granted	825,920	$73.46	—
Vested	(695,445)	$31.05	—
Forfeited	(13,000)	$52.20	—
Nonvested outstanding at September 30, 2021	1,595,475	$53.11	$131,499

There were 695,445 restricted stock units with a total grant-date fair value of $21.6 million that vested during the nine months ended September 30, 2021. There were 709,842 restricted stock units with a total grant-date fair value of $14.2 million that vested during the nine months ended September 30, 2020.

As of September 30, 2021, there was $77.8 million of total unrecognized compensation expense related to stock options and restricted stock units, which is expected to be recognized over a weighted average period of 2.1 years.

11. Stockholders’ Equity

Common Stock Repurchase Programs

On November 7, 2018, the Company announced a stock repurchase program (the “November 2018 Stock Repurchase Program”) whereby the Company was authorized to repurchase up to an aggregate amount of $25.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions at prices and in a manner that may be determined by management. The Company repurchased 736,760, 411,849 and 243,425 shares at an aggregate purchase price of $14.8 million, $7.1 million and $3.1 million and an average share price of $20.10, $17.14 and $12.82 during the years ended December 31, 2020, 2019, and 2018, respectively, under the November 2018 Stock Repurchase Program. We terminated the November 2018 Stock Repurchase Program in May 2020.

In May 2020, the Company announced that the board of directors had authorized a new stock repurchase program (the “May 2020 Repurchase Program”) whereby we are authorized to repurchase an additional $25.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions at prices and in the manner that may be determined by management.  No amounts were repurchased under this plan during the nine month period ended September 30, 2021.

Repurchased shares are recorded under the cost method and are reflected as treasury stock in the accompanying Condensed Consolidated Balance Sheets.

Reserved Common Stock

As of September 30, 2021, the Company has reserved 4,878,068 shares of common stock for use in settling outstanding options and unvested restricted stock units that have not been issued, as well as future awards available for grant under the 2007 Plan and 2017 Plan and 4,000,186 shares issuable upon conversion of the Notes.

12. Income Taxes (Benefit)

The Company measures its interim period tax expense using an estimated annual effective tax rate and adjustments for discrete taxable events that occur during the interim period. The estimated annual effective income tax rate is based upon the Company’s estimations of annual pre-tax income, the geographic mix of pre-tax income, and its interpretations of tax laws. The Company updates the estimate of its annual effective tax rate at the end of each quarterly period. The Company recorded income tax expense (benefit) of $(3.1) million and $4.0 million for the three and nine months ended September 30, 2021 respectively. The tax expense for the nine months ended September 30, 2021 was reduced by approximately $5.4 million excess tax benefits of stock-based compensation, and increased by approximately $3.2 million due to an increase in the corporate tax rate in the United Kingdom from 19% to 25% which became law in June of 2021 with an effective date of April 1, 2023.  This change impacted the value of the Company’s deferred tax assets and liabilities in the United Kingdom. The Company recorded income tax expense (benefit) of $(0.2) million and $2.8 million for the three and nine months ended September 30, 2020 respectively.

13. Segment Information

The Company views its operations and manages its business as one operating segment which is the business of providing purchase intent marketing and sales services. The Company aggregated its operating segment based upon the similar economic and operating characteristics of its operations.

Geographic Data

Net sales by campaign target area were as follows (1):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
North America	$41,852	$21,663	$114,306	$62,518
International	27,899	14,581	72,125	39,938
Total	$69,751	$36,244	$186,431	$102,456

(1)	Net sales to customers by campaign target area is based on the geo-targeted (target audience) location of the campaign.

Net sales to unaffiliated customers by geographic area were as follows (2):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
United States	$49,440	$24,970	$132,709	$71,604
United Kingdom	9,453	4,433	26,426	12,756
Other international	10,858	6,841	27,296	18,096
Total	$69,751	$36,244	$186,431	$102,456
(2)	Net sales to unaffiliated customers by geographic area is based on the customers’ current billing addresses and does not consider the geo-targeted (target audience) location of the campaign.

Long-lived assets by geographic area were as follows:

	September 30, 2021	December 31, 2020
United States	$224,831	$195,424
International	102,395	106,227
Total	$327,226	$301,651

Long-lived assets are comprised of property and equipment, net; goodwill; and intangible assets, net. The United Kingdom accounted for 31% of the Company’s long-lived assets for the nine months ended September 30, 2021 and no single country outside of the U.S. or United Kingdom accounted for 10% or more of the Company’s long-lived assets during either of these periods.

14. Acquisitions

2021 Acquisition

During July 2021, the Company acquired substantially all the assets of Xtelligent Healthcare Media, LLC, a leading healthcare business to business media company focusing on healthcare-related technology for consideration of $24.3 million in cash after deducting $0.7million for negative working capital and contingent consideration valued at $2.5 million. The earnouts are subject to certain revenue growth targets and the payment is adjusted based on actual results with a maximum payment of $5 million dollars. The transaction was not material to the Company and the costs associated with the acquisition were not material. The Company accounted for the transaction as a business combination. In allocating the purchase consideration based on estimated fair values, the Company recorded $11.4 million of intangible assets and $16.1 million of goodwill. The majority of the goodwill balance associated with this business combination is deductible for U.S. income tax purposes.

2020 Acquisitions

BrightTALK Limited

On December 23, 2020, the Company acquired all outstanding stock of BrightTALK Limited and its wholly owned subsidiary BrightTALK, Inc., which is a leading marketing platform for webinars and virtual events that enables marketers to create original webinar and video content. The Company has included the financial results of BrightTALK in the condensed consolidated financial statements from the date of acquisition. The transaction costs associated with the acquisition were approximately $5.0 million and were recorded in general and administrative expense. The acquisition date fair value of the consideration transferred for BrightTALK was approximately $151.0 million in cash.

Our condensed consolidated financial statements have not been retroactively restated to include BrightTALK’s historical financial position or results of operations. The acquisition was accounted for as a business combination. In accordance with the purchase method of accounting, the purchase price paid has been allocated to the assets and liabilities acquired based upon their estimated fair values as of the acquisition date, with the excess of the purchase price over the net assets acquired recorded as goodwill. We have substantially completed our valuation processes of all of the assets and liabilities acquired in the acquisition, however, until we have completed our valuation process, there may be adjustments to our estimates of fair value and resulting preliminary purchase price allocation, specifically those that require significant accounting estimates and assumptions.

The following table shows the preliminary purchase price allocation as of the date acquired, and adjustments to September 30, 2021 (in thousands):

	December 23, 2020	Adjustments(1)	September 30, 2021
Cash	$1,997	$—	$1,997
Accounts receivable	11,810	—	11,810
Operating lease right-of-use assets	1,986	—	1,986
Other assets	2,948	(332)	2,616
Goodwill	71,846	2,560	74,406
Intangible assets	90,370	—	90,370
Accounts payable, accrued expenses and other liabilities	(9,194)	(2,091)	(11,285)
Unearned revenue	(6,980)	—	(6,980)
Operating lease liabilities	(2,446)	—	(2,446)
Deferred tax liabilities and income tax payable	(11,490)	(137)	(11,627)
Net Assets acquired	$150,847	$—	$150,847

(1)	Excludes currency translation adjustments related to assets and liabilities of BrightTALK Limited since the purchase date.

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

Other Acquisitions

During 2020, the Company acquired substantially all the assets of two other companies for an aggregate of $25.0 million in cash and $2.2 million of contingent consideration and has included the financial results of these companies in its condensed consolidated financial statements from the dates of acquisition. The earnouts are subject to certain revenue growth targets and the payment is adjusted based on actual results. The transactions were not material to the Company and the costs associated with the acquisitions were not material. The Company accounted for the transactions as business combinations. In allocating the purchase consideration based on estimated fair values, the Company recorded $17.1 million of intangible assets (offset by the value of assumed liabilities under of the agreements of $3.5 million), and $12.7 million of goodwill. The majority of the goodwill balance associated with these business combinations is deductible for U.S. income tax purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including those discussed below in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2020 under Part I, Item 1A, “Risk Factors,” and in the other documents we file with the Securities and Exchange Commission. Please refer to our cautionary note regarding “Forward-Looking Statements” section on page 39 of this Quarterly Report on Form 10-Q.

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

We enable enterprise technology and business professionals to navigate the complex and rapidly-changing enterprise technology landscape where purchasing decisions can have significant financial and operational consequences. Our content strategy includes three primary sources which enterprise technology and business professionals use to assist them in their pre-purchase research: independent content provided by our professionals, vendor-generated content provided by our customers and member-generated, or peer-to-peer, content. In addition to utilizing our independent editorial content, registered members and users appreciate the ability to deepen their pre-purchase research by accessing the extensive vendor-supplied content available across our website and webinar and virtual event channels network. Likewise, these members and users derive significant additional value from the ability of our network to provide seamless interaction and contribute to information exchanges in a given field. To advance our ability to provide purchase intent-driven marketing and sales data, we have acquired a number of complementary business over the past several years. In July 2021, we acquired substantially all the assets of Xtelligent Healthcare Media, LLC, a leading healthcare business to business media company focusing on healthcare-related technology. During 2020, we acquired BrightTALK Limited, a technology media company that provides customers with a platform to create, host and promote virtual events, webinars and video content, The Enterprise Strategy Group, Inc., a leading provider of decision support content based on user research and market analysis for enterprise technology companies, and Data Science Central, LLC, a digital publishing and media company focused on data science and business analytics.

We had approximately 28.2 million and 20.6 million registered members and users—our “audiences” —as of September 30, 2021 and 2020, respectively. As a result of the BrightTALK acquisition in December 2020, we added approximately 6.1 million unique users of the BrightTALK platform to our audiences. While the size of our audiences base does not provide direct insight into our customer numbers or our revenue, the value of our services sold to our customers is a direct result of the breadth and reach of this content footprint. This footprint creates the opportunity for our clients to gain business leverage by targeting our audiences through customized marketing programs. Likewise, the behavior exhibited by these audiences enables us to provide our customers with data products to improve their marketing and sales efforts. The targeted nature of our member and user base enables B2B technology companies to reach a specialized audience efficiently because our content is highly segmented and aligned with the B2B technology companies’ specific products.

Through our ability to identify, reach and influence key decision makers, we have developed a broad customer base and, in 2021, we anticipate delivering purchase intent-driven marketing and sales data programs to over 2,300 customers.

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

Executive Summary

Financial Results For the Nine Months Ended September 30, 2021

Our revenue for the nine months ended September 30, 2021 increased by $84.0 million, or 82%, to $186.4 million, compared with $102.5 million, during the same period in 2020. Revenue attributable to our acquisitions significantly contributed to our growth during the nine months ended September 30, 2021. As required under accounting principles generally accepted in the United States (“U.S. GAAP”), we recorded unearned revenue related to acquired contracts from acquired entities at fair value on the date of acquisition. As a result, we did not recognize certain revenue related to these acquired contracts that the acquired entities would have otherwise recorded as an independent entity. We also saw increased customer spend for additional data driven marketing products, including Priority Engine™ and lead generation and brand. Priority Engine™ revenue increased 16% to $44.2 million, in the first nine months of 2021 compared with $38.2 million in the first nine months of 2020. The amount of revenue that we derived from longer-term contracts in the third quarter of 2021 increased 108%, compared to the third quarter of 2020, which was significantly impacted by our acquisitions.

We continue to benefit from our customers’ increasing demand for purchase intent data to fuel their sales and marketing outreach. Another important factor in our revenue trajectory relates to the evolving way our customers use our purchase intent data relative to our offerings. Our offerings help customers identify “in-market” prospects for their products and services—our offerings help them reach, influence, and activate these prospects. A growing number of customers purchase “always on” programs from us that combine offerings to identify and influence active buyers throughout the year. Additionally, customers use our offerings to support quarterly sales and marketing campaigns. These purchases are more fluid—customers of this type may focus more on offerings in a particular campaign, and shift objectives as opposed to an “always on” program.

Our international geo-targeted revenue, where our target audience is outside North America (“International”), increased more than 80% for the nine months ended September 30, 2021, compared with the prior year period driven by the items noted above.

Gross profit percentage was 72% and 74% for the nine months ended September 30, 2021 and 2020, respectively. Gross profit increased by $58.7 million, mainly due to the increase in revenue compared to the same period a year ago.

Business Trends

The following discussion highlights key trends affecting our business.

•

Macro-economic Conditions and Industry Trends. Because most of our customers are B2B technology companies, the success of our business is intrinsically linked to the health, and subject to the market conditions, of the IT industry. Despite the current uncertainty in the economy, there are several factors indicating positive IT spending over the next few years is likely. There are several IT catalysts such as artificial intelligence, security, data analytics, and cloud migrations, to name a few. Our growth continues to be driven in large part by the return on the investments we made in our data analytics suite of products, IT Deal Alert™, which continues to drive market share gains for us. While we will continue to invest in this growth area, management will also continue to carefully control discretionary spending such as travel and entertainment, and the filling of new and replacement positions, in an effort to maintain profit margins and cash flows.

•

COVID-19. Throughout 2020 and 2021, we have been impacted by the COVID-19 pandemic in multiple ways as discussed in more detail above. We noted (i) an acceleration of our international revenue as customers in those regions moved from face-to-face events to online platforms and (ii) our ability to expand our new logo acquisition with our Priority Engine™ Express offering was negatively impacted.  We anticipate certain of these trends to continue through the remainder of 2021.

•

Brexit. The United Kingdom’s June 2016 referendum, in which voters approved an exit of the United Kingdom from the European Union, commonly referred to as “Brexit,” resulted in significant general economic uncertainty as well as volatility in global stock markets and currency exchange rate fluctuations. In March 2017, the United Kingdom served notice to the European Council under Article 50 of the Lisbon Treaty of its intention to withdraw from the European Union. As of January 30, 2020, the United Kingdom’s membership in the European Union was terminated and an eleven-month transition period began. In December 2020, the United Kingdom and the European Union agreed on a trade and cooperation agreement, under which the United Kingdom and the European Union will now form two separate markets governed by two distinct regulatory and legal regimes. The trade and cooperation agreement covers the general objectives and framework of the relationship between the United Kingdom and the European Union, including as it relates to trade, transport and visas. Notably, under the trade and cooperation agreement, United Kingdom service suppliers no longer benefit from automatic access to the entire European Union single market, United Kingdom goods no longer benefit from the free movement of goods and there is no longer the free movement of people between the United Kingdom and the European Union. Depending on the application of the terms of the trade and cooperation agreement, we could face new regulatory costs and challenges. The full effect of Brexit remains uncertain and depends on the application of the terms of the trade and cooperation agreement. Our revenue generated from customers who have billing addresses within the United Kingdom was approximately 14% and 10% of our total revenue for the three months ended September 30, 2021 and 2020, respectively.

•

Privacy. On July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-US Privacy Shield Framework and upheld the adequacy of the use of EU Standard Contractual Clauses. We, along with thousands of other companies, relied on this EU-US Privacy Shield Framework, among other mechanisms, for the transfer of personal data to data processors established outside of the EU. The U.S. Department of Commerce, European Commission and the European Data Protection Board remain in close contact regarding the impact of the CJEU decision and supervisory authorities are expected to issue further guidance to business. We are evaluating what additional mechanisms or actions may be required to establish adequate safeguards for the further transfer of personal data.

•

Customer Demographics. In the three months ended September 30, 2021, revenue from our legacy global customers (a static cohort comprised of our 10 historically largest on premises hardware technology companies), increased by approximately 87% compared to the prior year. Revenue from our other customers, excluding the legacy global customers described above, increased by approximately 100% compared to the prior year.

Our key strategic initiatives include:

•	Geographic. During the three months ended September 30, 2021, approximately 40% of our revenue was derived from Internationally targeted campaigns.
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

Our revenue was up 92% in the third quarter of 2021 compared to the third quarter of 2020, which was primarily driven by the factors noted above. We have looked extensively at the dynamics between IT Deal Alert™ and other offerings and have evaluated whether our growth in IT Deal Alert™ customers is taking away from other products for those same accounts. However, our data indicates that this is not the case, and while our sales team is leading with IT Deal Alert™, our sales team continues to emphasize the benefits of integration across our product offerings.

Revenue

Revenue changes for the three and nine month periods ended September 30, 2021, as compared to the same periods in 2020, are shown in the table below. See the discussion above and Notes 3 and 13 to our condensed consolidated financial statements for additional information on our revenues.

	For the Three Months Ended September 30,		Percent Change	For the Nine Months Ended September 30,		Percent Change
	2021	2020		2021	2020
North America	$41,852	$21,663	93%	$114,306	$62,518	83%
International	27,899	14,581	91%	72,125	39,938	81%
Total	$69,751	$36,244	92%	$186,431	$102,456	82%

We sell customized marketing programs to B2B technology companies targeting a specific audience within a particular enterprise technology or business sector or sub-sector. We maintain multiple points of contact with our customers to provide support throughout their organizations and their customers’ IT sales cycles. As a result, our customers often run multiple advertising programs with us in order to target their desired audience of enterprise technology and business professionals more effectively. There are multiple factors that can impact our customers’ marketing and advertising objectives and spending with us, including but not limited to, IT product launches, increases or decreases to their advertising budgets, the timing of key industry marketing events, responses to competitor activities and efforts to address specific marketing objectives such as creating brand awareness or generating sales leads. Our products and services are generally delivered under short-term contracts that run for the length of a given program, typically less than nine months. In 2016, we began to enter into longer-term contracts with certain customers, and in the quarter ended September 30, 2021 approximately 37% of our revenue was from longer-term contracts.

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

•

Custom Content Creation. We also at times create white papers, case studies, webcasts or videos to our customers’ specifications. These customized content assets are then promoted to our audience within demand solutions, webinar solutions and brand solutions programs.

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

Interest and Other Income (Expense), Net. Interest and other expense, net consists primarily of interest costs and the related amortization of deferred issuance costs on amounts borrowed under our Convertible Senior Notes and our 2018 Loan and Security Agreement (the “Loan Agreement”) with Western Alliance Bank and amortization of premiums on our investments, less any interest income earned on cash, and short-term and long-term investments. We historically have invested our cash in money market accounts, municipal bonds, government agency bonds, U.S. Treasury securities and corporate bonds. Other expense, net consists of non-operating gains or losses, primarily related to realized and unrealized foreign currency gains and losses on trade assets and liabilities.

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

The following table presents a reconciliation of Adjusted Revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$69,751	$36,244	$186,431	$102,456
Impact of fair value adjustment on acquired unearned revenue	1,762	—	10,058	—
Adjusted Revenue	$71,513	$36,244	$196,489	$102,456
Adjusted revenue percentage change	97%		92%
Revenue percentage change	92%		82%

Application of Critical Accounting Policies and Use of Estimates

The discussion of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue, long-lived assets, goodwill, allowance for doubtful accounts, stock-based compensation, contingent liabilities, self-insurance accruals and income taxes. We based our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe to be reasonable. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Our actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies are those that affect our more significant judgments used in the preparation of our condensed consolidated financial statements. A description of our critical accounting policies and estimates is contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Other than those noted in Note 2 to our condensed consolidated financial statements, there were no material changes to our critical accounting policies and estimates during the first nine months of 2021.

Income Taxes

We are subject to income taxes in both the U.S. and foreign jurisdictions, and we use estimates in determining our provision for income taxes. We recognize deferred tax assets and liabilities based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates.

Our deferred tax assets and liabilities are comprised primarily of book to tax differences on stock-based compensation and timing of deductions for rent expense, accrued expenses, depreciation and amortization. For the three months ended September 30, 2021, the Company reflected the impact of certain discrete items (mainly related to the book and tax difference relating to stock compensation) which created a tax benefit during the quarter.

Results of Operations

The following table sets forth our results of operations for the periods indicated, including percentage of total revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
Revenue	$69,751	100%	$36,244	100%	$186,431	100%	$102,456	100%
Cost of revenue	16,805	24%	9,212	25%	49,087	26%	26,148	26%
Amortization of acquired technology	766	1%	—	0%	2,307	1%	—	0%
Gross profit	52,180	75%	27,032	75%	135,037	72%	76,308	74%
Operating expenses:
Selling and marketing	25,403	36%	13,792	38%	69,108	37%	39,311	38%
Product development	2,790	4%	1,961	5%	8,247	4%	5,839	6%
General and administrative	13,432	19%	3,355	9%	26,075	14%	9,976	10%
Depreciation	1,454	2%	1,202	3%	4,063	2%	3,559	3%
Amortization	1,969	3%	250	1%	5,257	3%	691	1%
Total operating expenses	45,048	65%	20,560	57%	112,750	60%	59,376	58%
Operating income	7,132	10%	6,472	18%	22,287	12%	16,932	17%
Interest and other income (expense), net	(199)	0%	91	0%	(1,381)	-1%	(388)	0%
Income before provision for income taxes	6,933	10%	6,563	18%	20,906	11%	16,544	16%
(Benefit) Provision for income taxes	(3,051)	-4%	(219)	-1%	3,992	2%	2,782	3%
Net income	$9,984	14%	$6,782	19%	$16,914	9%	$13,762	13%

Impact of Acquisitions

The comparability of our operating results in the three and nine months ended September 30, 2021 to the three and nine months ended September 30, 2020 was impacted by our recent acquisitions, including the acquisition of BrightTALK Limited in December 2020.

Comparison of Three Months Ended September 30, 2021 and September 30, 2020

Revenue

	Three Months Ended September 30,
	2021	2020	Increase	Percent Change
Revenue	$69,751	$36,244	$33,507	92%

Revenue increased for the three months ended September 30, 2021, as compared to the same period in 2020, primarily due to customers increasing their spend for additional data driven marketing products. Priority Engine™, lead generation and brand revenue each increased over prior quarter and contributed to our growth, as well as revenue attributed to our acquisitions, which significantly contributed to our growth. As required under U.S. GAAP, we recorded unearned revenue related to acquired contracts from acquired entities at fair value on the date of acquisition. As a result, we did not recognize certain revenue related to these acquired contracts that the acquired entities would have otherwise recorded as an independent entity.

Cost of Revenue and Gross Profit

	Three Months Ended September 30,
	2021	2020	Increase	Percent Change
Cost of revenue	$16,805	$9,212	$7,593	82%
Amortization of acquired technology	$766	$—	$766
Gross profit	$52,180	$27,032	$25,148	93%
Gross profit percentage	75%	75%

Gross Profit. Our gross profit is equal to the difference between our revenue and our cost of revenues for the period. Gross profit percentage was 75% for both the three months ended September 30, 2021 and 2020. Gross profit increased by $25.1 million in the three months ended September 30, 2021 compared to the same period in 2020, primarily due to increased revenue compared to the same period a year ago. Because the majority of our costs are labor-related, we expect our gross profit to fluctuate from period to period depending on the total revenue for the period.

Operating Expenses and Other

	Three Months Ended September 30,
	2021	2020	Increase (Decrease)	Percent Change
Operating expenses:
Selling and marketing	$25,403	$13,792	$11,611	84%
Product development	2,790	1,961	829	42%
General and administrative	13,432	3,355	10,077	300%
Depreciation	1,454	1,202	252	21%
Amortization	1,969	250	1,719	688%
Total operating expenses	$45,048	$20,560	$24,488	119%
Interest and other (income) expense, net	$199	$(91)	$(290)	-319%
(Benefit) for income taxes	$(3,051)	$(219)	$2,832	1293%

Selling and Marketing. Selling and marketing expenses increased for the three months ended September 30, 2021, as compared to the same period in 2020, primarily due to increases in pay related expenses related to our December 2020 and July 2021 acquisitions, and a $2.5 million increase in stock-based compensation expense, primarily due to increased stock prices from the prior year.

Product Development. Product development expense increased for the three months ended September 30, 2021, as compared to the same period in 2020, primarily due to BrightTALK expense of $0.6M.

General and Administrative. General and administrative expense increased for the three months ended September 30, 2021, as compared to the same period in 2020, primarily due to an increase in pay costs, $7.2 million increase in stock-based compensation costs and an increase in professional fees related to the December 2020 and July 2021 acquisitions.

Depreciation. Depreciation expense increased for the three months ended September 30, 2021, as compared to the same period in 2020, due to increased capital expenditures, primarily from the BrightTALK acquisition.

Amortization. Amortization expense increased for the three months ended September 30, 2021, as compared to the same period in 2020, primarily due to intangible assets acquired in 2020 and 2021.

Interest and other (income) expense, net. Interest and other (income) expense increased for the three months ended September 30, 2021, as compared to the same period in 2020, primarily due to amortization of debt issuance costs and currency fluctuations from trade receivables.

Benefit for income taxes. Our effective income tax rate was a benefit of 44% and 3% for the three months ended September 30, 2021 and 2020, respectively. The tax expense for the three months ended September 30, 2021 decreased by approximately $2.8 million primarily due to an approximate $3.2 million increase in excess tax benefits of stock-based compensation, offset by a $0.4 million increase in pretax income.

Comparison of Nine Months Ended September 30, 2021 and September 30, 2020

Revenue

	Nine Months Ended September 30,
	2021	2020	Increase	Percent Change
Revenues	$186,431	$102,456	$83,975	82%

Revenue increased for the nine months ended September 30, 2021, as compared to the same period in 2020, primarily due to customers increasing their spend for additional data driven marketing products. Priority Engine™, lead generation and brand revenue each increased over prior quarter and contributed to our growth, as well as revenue attributed to our acquisitions, which significantly contributed to our growth. As required under U.S. GAAP, we recorded unearned revenue related to acquired contracts from acquired entities at fair value on the date of acquisition. As a result, we did not recognize certain revenue related to these acquired contracts that the acquired entities would have otherwise recorded as an independent entity.

Cost of Revenue and Gross Profit

	Nine Months Ended September 30,
	2021	2020	Increase	Percent Change
Cost of revenue	$49,087	$26,148	$22,939	88%
Amortization of acquired technology	$2,307	$—	$2,307
Gross profit	$135,037	$76,308	$58,729	77%
Gross profit percentage	72%	74%

Gross Profit. Our gross profit is equal to the difference between our revenue and our cost of revenues for the period. Gross profit percentage was 72% and 74% for the nine months ended September 30, 2021 and 2020, respectively. Gross profit increased by $58.7 million in the nine months ended September 30, 2021 compared to the same period in 2020, primarily attributable to increased revenue compared to the same period a year ago. Gross profit was negatively impacted by $2.3 million during the nine months ended September 30, 2021 due to the amortization of intangibles related to the acquisition of BrightTALK technology, which lowered gross profit by approximately 2%.  Because the majority of our costs are labor-related, we expect our gross profit to fluctuate from period to period depending on the total revenue for the period.

Operating Expenses and Other

	Nine Months Ended September 30,
	2021	2020	Increase (Decrease)	Percent Change
Operating expenses:
Selling and marketing	$69,108	$39,311	$29,797	76%
Product development	8,247	5,839	2,408	41%
General and administrative	26,075	9,976	16,099	161%
Depreciation	4,063	3,559	504	14%
Amortization	5,257	691	4,566	661%
Total operating expenses	$112,750	$59,376	$53,374	90%
Interest and other expense, net	$1,381	$388	$993	256%
Provision for income taxes	$3,992	$2,782	$1,210	43%

Selling and Marketing. Selling and marketing expenses increased for the nine months ended September 30, 2021, as compared to the same period in 2020, primarily due to increases in pay related expenses related to our December 2020 and July 2021 acquisitions, and a $5.2 million increase in stock-based compensation expense, primarily due to increased stock prices from prior year.

Product Development. Product development expense increased for the nine months ended September 30, 2021, as compared to the same period in 2020, primarily due to BrightTALK expenses of $1.8 million.

General and Administrative. General and administrative expense increased for the nine months ended September 30, 2021, as compared to the same period in 2020, primarily due to an increase in pay costs, a $9.1 million increase in stock-based compensation costs, and professional fees related to the December 2020 and July 2021 acquisitions.

Depreciation. Depreciation expense increased for the nine months ended September 30, 2021, as compared to the same period in 2020, due to increased capital expenditures, primarily from the BrightTALK acquisition.

Amortization. Amortization expense increased for the nine months ended September 30, 2021, as compared to the same period in 2020, primarily due to intangible assets acquired in 2020 and 2021.

Interest and other expense, net. Interest and other expense increased for the nine months ended September 30, 2021, as compared to the same period in 2020, primarily due to amortization of debt issuance costs and currency fluctuations from trade receivables.

Provision for income taxes. Our effective income tax rate was 19% and 17% for the nine months ended September 30, 2021 and 2020, respectively. The increase in tax expense was primarily due to higher pretax income and the UK tax rate change enacted in the second quarter of 2021, offset by excess tax benefits of stock-based compensation, a discrete item. The corporate tax rate in the United Kingdom will increase from 19% to 25%. This increase becomes effective April 1, 2023 and became law in June 2021. As required by U.S. GAAP, changes in tax rates should be reflected once they become law. Absent the change in tax rate in the United Kingdom, our income tax expense and effective tax rate for 2021 would have been $0.8 million and 4%, respectively.

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

Liquidity and Capital Resources

Resources

Our cash and investments at September 30, 2021 totaled $104.5 million, a $21.8 million increase from December 31, 2020, primarily driven by cash generated from our operations offset in part by investments in property and equipment. We believe that our existing cash and investments, our cash flow from operating activities and borrowings under our Loan and Security Agreement with Western Alliance Bank, as administrative agent and collateral agent for the lenders, and the banks and other financial institutions or entities from time to time party thereto as lenders entered into in October 2021 (the “2021 Loan Agreement”) will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion internationally, future acquisitions we might undertake and any expansion into complementary businesses. To the extent that our cash and investments and cash flow from operating activities are insufficient to fund our future activities, we may raise additional funds through additional bank credit arrangements or public or private equity or debt financings. We may also raise additional funds in the event we determine in the future to effect one or more additional acquisitions of businesses.

	September 30, 2021	December 31, 2020
Cash and investments	$104,468	$82,700
Accounts receivable, net	$45,528	$40,183

Cash and Investments

Our cash and investments at September 30, 2021 were held for working capital purposes. We do not enter into investments for trading or speculative purposes.

Accounts Receivable, Net

Our accounts receivable balance fluctuates from period to period, which affects our cash flow from operating activities. The fluctuations vary depending on the timing with which we meet our performance obligations and on the timing of our cash collections, as well as on changes to our allowance for doubtful accounts. We use days sales outstanding (“DSO”) as a measurement of the quality and status of our receivables since lower DSO is generally correlated with higher collection rates. We define DSO as net accounts receivable at quarter end divided by total revenue for the applicable period, multiplied by the number of days in the applicable period. DSO was 59 days and 57 days at September 30, 2021 and December 31, 2020, respectively.

Cash Flows

	Nine Months Ended September 30,
	2021	2020
Net cash provided by operating activities	$57,086	$33,348
Net cash used in investing activities	$(38,592)	$(10,054)
Net cash used in financing activities	$(1,442)	$(18,459)

Operating Activities

Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, provisions for bad debt, stock-based compensation, deferred income taxes, and the effect of changes in working capital and other activities. Cash provided by operating activities for the nine months ended September 30, 2021 was $57.1 million compared to cash provided by operating activities of $33.3 million for the nine months ended September 30, 2020.

The increase in cash provided by operating activities was primarily the result of changes in working capital (driven mainly by increases in contract liabilities as compared to 2020) and stock-based compensation charged to earnings.

Investing Activities

Cash used in investing activities in the nine months ended September 30, 2021 was $38.6 million and was driven by the acquisition of substantially all of assets of Xtelligent Healthcare Media, LLC as well as for the purchase of property and equipment, primarily for internal-use software, and to a lesser extent, computer equipment. In the first nine months of 2020 we used $10.1 million in investing activities primarily a result of the acquisition of substantially all of the operating assets of Data Science Central, LLC in February 2020 ($5.0 million) and purchase of property and equipment, primarily for internal-use software, and to a lesser extent, computer equipment. We capitalized internal-use software and website development costs of $8.5 million and $4.6 million for the nine months ended September 30, 2021 and 2020, respectively.

Financing Activities

In the first nine months of September 30, 2021, we used $1.4 million for financing activities, consisting primarily of $1.0 million for the payment of contingent consideration related to the 2020 acquisitions and $0.4 million for tax withholdings related to net share settlements. In the first nine months of 2020, we used $18.5 million for financing activities, consisting primarily of $14.8 million for the purchase of treasury shares, $0.9 million for the repayment of principal under the Loan Agreement and related costs and $3.1 million for tax withholdings related to net share settlements.

Common Stock Repurchase Program

In November 2018, the Company announced that the Company’s board of directors had authorized a stock repurchase program (the “November 2018 Repurchase Program”) under which the Company is authorized to repurchase up to an aggregate amount of $25 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions at prices and in a manner that may be determined by management. The Company repurchased 736,760, 411,849 and 243,425 shares at an aggregate purchase price of $14.8 million, $7.1 million and $3.1 million and an average share price of $20.10, $17.14 and $12.82 during the years ended December 31, 2020, 2019, and 2018, respectively, under the November 2018 Stock Repurchase Program. We terminated the November 2018 Repurchase Program in May 2020.

On May 1, 2020, we announced that our board of directors had authorized a new stock repurchase program (the “May 2020 Repurchase Program”) whereby we are authorized to repurchase an additional $25.0 million of our common stock from time to time on the open market or in privately negotiated transactions at prices and in the manner that may be determined by management. No amounts have been repurchased under this plan.

Repurchased shares were recorded under the cost method and are reflected as treasury stock in the accompanying condensed consolidated Balance Sheets. All shares were repurchased with cash on hand.

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

The Notes have an initial conversion rate of 14.1977 shares of common stock per $1,000 principal amount of the Notes. This represents an initial effective conversion price of approximately $70.43 per share of common stock and 2,857,447 shares issuable upon conversion of the full aggregate principal amount of the Notes. Throughout the term of the Notes, the conversion rate may be adjusted upon the occurrence of certain events. As of September 30, 2021, no such adjustment has occurred. Holders of the Notes will not receive any cash payment representing accrued and unpaid interest, if any, upon conversion of a Note, except in limited circumstances. Accrued but unpaid interest will be deemed to be paid by cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock paid or delivered, as the case may be, to the holder upon conversion of the Notes.

2021 Loan Agreement

On October 29, 2021, the Company entered into a Loan and Security Agreement with Western Alliance Bank, as administrative agent and collateral agent for the lenders, and the banks and other financial institutions or entities from time to time party thereto as lenders (the “2021 Loan Agreement”). The 2021 Loan Agreement provides for a $75 million revolving credit facility with a $5 million letter-of-credit sublimit and a maturity date of October 29, 2023.  The 2021 Loan Agreement is secured by substantially all of the Company’s assets.  Borrowings under the 2021 Loan Agreement bear interest at a rate equal to one (1) month U.S. LIBOR, plus a spread based upon the Company’s leverage (as defined by 2021 Loan Agreement), which may vary between 2.00% and 2.75%. The 2021 Loan Agreement is subject to various leverage and non-financial covenants.  No amounts were outstanding under the 2021 Loan Agreement as of the date of this filing.

Capital Expenditures

We have made capital expenditures primarily for computer equipment and related software needed to host our websites, internal-use software development costs, as well as for leasehold improvements and other general purposes to support our growth. Our capital expenditures totaled $9.3 million and $4.9 million for the nine-month periods ended September 30, 2021 and 2020, respectively. A majority of our capital expenditures in the first nine months of 2021 were for internal-use software and website development costs and, to a lesser extent, computer equipment and related software. We capitalized internal-use software and website development costs of $8.5 million and $4.6 million for the nine months ended September 30, 2021 and 2020, respectively. We are not currently party to any purchase contracts related to future capital expenditures.

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

Foreign Currency Exchange Risk

We currently have subsidiaries in the United Kingdom, Hong Kong, Australia, Singapore, Germany and France. Approximately 29% of our revenue for the nine months ended September 30, 2021 was derived from customers with billing addresses outside of the United States and our foreign exchange gains/losses were not significant. We currently believe our exposure to foreign currency exchange rate fluctuations is financially immaterial and therefore have not entered into foreign currency hedging transactions. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in the future. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Our continued international expansion increases our exposure to exchange rate fluctuations and as a result such fluctuations could have a significant impact on our future results of operations.

Interest Rate Risk

At September 30, 2021, we had cash and investments of $104.5 million. The investments were held in a bond fund. The cash and investments were held for working capital purposes. We have not entered into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value as a result of increases in interest rates. Declines in interest rates, however, would reduce future investment income.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended September 30, 2021, management, under the supervision of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures as of September 30, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

As previously discussed, we completed our acquisition of BrightTALK Limited during the fourth quarter of 2020. We are in the process of integrating certain controls and related procedures for BrightTALK with those of TechTarget. Other than integrating such controls, there were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the third quarter of 2021 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Incorporated by Reference to
Exhibit No.	Description of Exhibit	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	3.1	11/13/2007	001-33472

3.2	Amended and Restated Bylaws of TechTarget, Inc.	10-Q	3.2	08/04/2021	001-33472
10.1*

Loan and Security Agreement, by and among the Registrant, Western Alliance Bank, as administrative agent and collateral agent, and the banks and other financial institutions or entities from time to time party thereto as lenders, dated as of October 29, 2021.

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

TECHTARGET, INC.
(Registrant)

Date: November 3, 2021	By:	/s/ MICHAEL COTOIA
Michael Cotoia, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 3, 2021	By:	/s/ DANIEL NORECK
Daniel Noreck, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)