Form 10-K
period 2021-12-31
TechTarget Inc
filed 2022-02-28
CIK 1293282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to _________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. 

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,968.5 million as of June 30, 2021 (based on a closing price of $77.49 per share as quoted by the Nasdaq Global Market as of such date). In determining the market value of non-affiliate common stock, shares of the registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had 29,681,811 shares of Common Stock, $0.001 par value per share, outstanding as of February 24, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to TechTarget, Inc.’s 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Important Note Regarding Forward-Looking Statements

Certain information included in this Annual Report on Form 10-K may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts, included or referenced in this Annual Report on Form 10-K that address activities, events or developments which we expect will or may occur in the future are forward-looking statements, including statements regarding the intent, belief or current expectations of the Company and members of our management team. The words “will,” “believe,” “intend,” “expect,” “anticipate,” “project,” “estimate,” “predict” and similar expressions are also intended to identify forward-looking statements. Such statements may include those regarding guidance on our future financial results and other projections or measures of our future performance; our expectations concerning market opportunities and our ability to capitalize on them; and the amount and timing of the benefits expected from acquisitions, new products or services and other potential sources of additional revenues. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. These statements speak only as of the date of this Annual Report on Form 10-K and are based on our current plans and expectations, and they involve important risks and uncertainties that could cause actual future events or results to be different than those described in or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those relating to: market acceptance of our products and services, including continued increased sales of our IT Deal Alert™ offerings and continued increased international growth; relationships with customers, strategic partners and employees; the duration and extent of the COVID-19 pandemic; difficulties in integrating acquired businesses; changes in economic or regulatory conditions or other trends affecting the internet, internet advertising and information technology industries; data privacy laws, rules and regulations; and other matters included in our filings with the SEC, and those detailed under Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K. The occurrence of any of these risks and uncertainties may cause our actual results to differ materially from those anticipated in our forward-looking statements, which could have a material adverse effect on our business, results of operations and financial condition. We undertake no obligation to update our forward-looking statements to reflect future events or circumstances.

PART I

Item 1. Business Overview

TechTarget, Inc. (“we”, “us” or “our”) is a global data and analytics leader and software provider for purchase intent-driven marketing and sales data which delivers business impact for business-to-business (“B2B”) companies. Our solutions enable B2B technology companies to identify, reach, and influence key enterprise technology decision makers faster and with higher efficacy. We offer products and services intended to improve information technology (“IT”) vendors’ abilities to impact highly targeted audiences for business growth using advanced targeting, first-party analytics and data services complemented with customized marketing programs that integrate content creation, demand generation, brand marketing, and advertising techniques.

Our goal is to enable enterprise technology and business professionals to navigate the complex and rapidly-changing enterprise technology landscape where purchasing decisions can have significant financial and operational consequences. Our content strategy includes three primary sources which enterprise technology and business professionals use to assist them in their pre-purchase research: independent content provided by our professionals, vendor-generated content provided by our customers and member-generated, or peer-to-peer, content. In addition to utilizing our independent editorial content, registered members and users appreciate the ability to deepen their pre-purchase research by accessing the extensive vendor-supplied content available across our virtual event and webinar channels and website network (collectively, our “Network”). Likewise, these members and users derive significant additional value from the ability our Network provides to seamlessly interact with and contribute to information exchanges in a given field. To advance our ability to provide purchase intent-driven marketing and sales data, we have been acquisitive over the last two years. During 2021, we acquired Xtelligent Healthcare Media, LLC, a leading healthcare business to business media company focusing on healthcare-related technology. Similarly, during 2020, we acquired BrightTALK Limited, a technology media company that provides customers with a platform to create, host and promote webinar and video content, The Enterprise Strategy Group, Inc., a leading provider of decision support content based on user research and market analysis for global enterprise companies, and Data Science Central, LLC, a digital publishing and media company focused on data science and business analytics.

We had approximately 29.1 million and 26.9 million registered members and users, which we refer to as our “audiences”, as of December 31, 2021 and 2020, respectively. While the size of our audiences base does not provide direct insight into our customer numbers or our revenue, we believe the value of our services sold to our customers is a direct result of the breadth and reach of this content footprint. This footprint creates the opportunity for our clients to gain business leverage by targeting our audiences through customized marketing programs. Likewise, the behavior exhibited by these audiences enables us to provide our customers with data products to improve their marketing and sales efforts. The targeted nature of our audiences enables B2B technology companies to reach a specialized audience efficiently because our content is highly segmented and aligned with the B2B technology companies’ specific products.

Through our ability to identify, reach and influence key decision makers, we have developed a broad customer base and, in 2021, delivered marketing and sales services programs to over 2,800 customers.

Please refer to the section below titled “Our Strategy” regarding our longer-term growth plans.

Business Trends

Our proprietary purchase intent marketing and sales data-driven solutions, such as data-driven lead generation, are attractively positioned to benefit from the rapid adoption of data-driven processes for sales and marketing workflows, especially to navigate the complex and rapidly changing IT buyer landscape where purchasing decisions can have significant financial and operational consequences. Information technology spending is no longer a discretionary item for most companies. Modern organizations see the digital transformation as a necessary investment to remain competitive, a long-term dynamic that has benefitted our customers.

Our business is impacted by macro-economic conditions. Because our customers are B2B technology customers, the success of our business is intrinsically linked to the health and market conditions of the enterprise technology industry. There are multiple trends in our market that we believe will support the sustained growth of our business and the products and services we offer. We continue to see our customers shift their marketing budgets from face-to-face event sponsorships to purchase intent data and data-driven solutions, such as data-driven lead generation, as a result of the COVID-19 pandemic. We believe that much of this shift will become permanent as we do not believe the face-to-face business will return to its pre-COVID-19 spending levels. This shift has been evident primarily in our international operations as those markets had significantly more face-to-face events than our customers in North America prior to the outbreak of the COVID-19 pandemic. We see a continuing opportunity to migrate more of our international customers’ budgets from face-to-face event sponsorships to intent-based lead generation and then graduate those customers to annual Priority Engine™ subscriptions. We believe this is achievable as the majority of our customers view the use of data to make their sales and marketing organizations more intelligent, efficient and effective as a strategic priority.

Industry Background

Enterprise technology and business professionals’ reliance on online content to research major purchase decisions, and the transition by B2B technology companies of marketing expenditures from offline to online channels, have been consistent trends that have benefitted us. Going forward, there are some important related trends that we believe our business strategy is well positioned to benefit from:

•
Technology Marketers and Sales Organizations are Increasingly Using Audience Data to Drive Decisions. In the enterprise technology market in particular, companies are increasingly using data to help them determine which prospective accounts should be prioritized for marketing or sales follow-up. We believe we are uniquely positioned to provide purchase intent data of specific prospective accounts and potential buyers because of the nature of content we create and our product focus in these data-driven areas.
•
There is a Continued Focus on the Ability to Measure and Improve Return on Investment (“ROI”). Our customers are increasingly focused on measuring and improving their ROI in marketing and sales. Before the advent of internet-based marketing, there were a limited number of available tools for accurately measuring the results of such activities in a timely fashion. The internet has enabled B2B technology companies to track individual members and their responses to marketing. With the availability of technology able to accurately measure ROI, vendors now have the ability to assess and benchmark the efficacy of their online programs cost-effectively and in real-time. We believe our offerings benefit as our customers continue to leverage insights gained from this measurement, and seek out data and related services we are providing to assist them in optimizing their marketing programs.

Enterprise Technology Purchasing

Over the past two decades, enterprise technology purchases have grown in size and complexity. The enterprise technology market comprises multiple large sectors such as storage, security and networking. Each of these sectors can be further divided into sub-sectors addressing more granular areas of specialization within an enterprise’s technology environment. For example, within the multi-billion-dollar storage sector, there are numerous sub-sectors such as storage area networks, storage management software and backup software. Furthermore, the products, – and therefore the enterprise technology, – in each sub-sector may represent entirely independent markets. For example, the market around backup software for use in Windows® environments can be completely distinct from that addressing Linux® environments.

In view of the complexities, high cost and importance of enterprise technology decision-making, enterprise technology purchasing decisions are increasingly being researched by teams of functional experts with specialized knowledge in their particular areas, rather than by one central enterprise technology professional, such as a Chief Technology Officer (“CTO”). For these reasons and more, the enterprise technology purchasing process typically requires a lengthy sales cycle. The “sales cycle” is the sequence of stages that a typical customer goes through when deciding to purchase a product or service from a particular vendor. Key stages of a sales cycle typically consist of a customer recognizing or identifying a need; identifying possible solutions and vendors through research and evaluation; and finally, making a decision to purchase the product or service. Through various stages of this sales cycle, enterprise technology and business professionals rely upon multiple inputs from independent experts, and peers. Although there is a vast amount of information available, the aggregation and validation of these inputs from various sources can be difficult and time-consuming.

The long sales cycle for enterprise technology purchases, as well as customers’ need for significant information support, requires substantial investment on the part of B2B technology companies. These realities drive the significant marketing expenditures observable in the enterprise technology market. In addition, given the continued acceleration of technological change, at any given time, there are often multiple solution possibilities to any enterprise technology or business need. With each new product or product enhancement, B2B technology companies implement new marketing outreach, and, as a result, enterprise technology and business professionals are required to continuously engage in research to stay abreast of the latest developments that could benefit their companies.

The Opportunity

Prior to widespread internet adoption, enterprise technology buyers researching purchases relied largely on traditional enterprise technology media, consisting of broad print publications and large industry trade shows. Today, enterprise technology and business professionals demand specialized online content tailored to the specialized sub-sectors of enterprise technology solutions that they must understand. As enterprise technology, vendors and business professionals have all become much more specialized, the internet has become a preferred purchase research medium, which has dramatically increased research activity, accelerated information consumption and improved professional decision-making.

B2B technology companies seek high-ROI marketing and sale opportunities that can provide them access to the specific sectors of enterprise technology buyers aligned with the solutions they sell. To be more efficient and effective, they need to distinguish these prospective buyers from accounts or individuals who are not yet ready to engage in the buying process. Thus, they look for assistance in identifying the specific accounts and individuals who are actively researching upcoming purchases. To more quickly and successfully position their respective solutions against alternatives being considered, they also seek assistance from marketing service providers to create meaningful content to help influence these audiences by utilizing data-driven insights to enable advanced demand-generating content marketing and targeted branding.

Enterprise technology and business professionals rely on our content for decision support information tailored to their specific purchasing needs. Our specialized content strategy and comprehensive services are designed to enable B2B technology companies to better identify, understand, reach and influence enterprise technology and business professionals who are actively researching purchases in specific enterprise technology sectors. We believe our solutions benefit from the following competitive advantages:

•
Large and Growing Community of Registered Members and Users. We had approximately 29.1 million registered members and users as of December 31, 2021. The targeted nature of our member and user base enables B2B technology companies to efficiently reach a specialized audience because our content is highly segmented and designed to align with the B2B technology companies' specific products and services.
•
Strong Customer Relationships. We have developed a broad customer base. During 2021, we delivered marketing services programs for over 2,800 customers.
•
Substantial Experience in Online Content and Purchase Intent Data. We have over 20 years of experience in developing our online information content, with a focus on providing targeted information to enterprise technology and business professionals and a highly refined audience to technology vendors.

We believe our experience enables us to develop relevant new online properties rapidly and to acquire and efficiently integrate select properties to further serve enterprise technology and business professionals. We have also developed an expertise in implementing integrated, targeted marketing campaigns designed to maximize the measurability of, and improvement in, ROI.

•
Proprietary Data on the Research Behavior of our Registered Members, Site Visitors and Users. Through our analytical platforms, we collect information on millions of interactions that our members, users and visitors (and the companies, or accounts, that they are associated with) have with the content on our websites and that we send to them via email. We believe the collection and analysis of this information allows us to increase the relevance of our informational offerings to our audiences and improves our customers’ ROI by allowing us to deliver better prospects to them more efficiently. This analytics platform not only guides everything we do on our own properties; it is also available to our customers in a variety of forms to aid them in directly optimizing their efforts.

•
Significant Brand Recognition among B2B technology companies and Enterprise Technology and Business Professionals. Our brands are well-recognized by B2B technology companies who value our integrated marketing capabilities and comprehensive high-ROI services. At the same time, our sector-specific offerings command brand recognition among enterprise technology and business professionals, who rely on these websites and channels because of their specificity and depth of content.

Our Solutions

Our solutions consist of:

•
IT Deal AlertTM. A suite of data and services for B2B technology companies that leverages the detailed purchase intent data that we collect on enterprise technology organizations and professionals researching IT purchases on our virtual event and webinar channels and our network of websites. Through our proprietary scoring methodologies, we use this insight to help our customers identify and prioritize accounts and contacts whose content consumption around specific enterprise technology topics indicates that they are “in-market” for a particular product or service. The suite of products and services include Priority Engine™, Qualified Sales Opportunities™, and Deal Data™. Priority Engine™ is a subscription service powered by our Activity Intelligence™ platform, which integrates with customer relationship management and marketing automation platforms from salesforce.com, Marketo, Eloqua, Pardot, and Integrate. The service delivers lead generation workflow solutions that are designed to enable marketers and sales forces to identify and understand accounts and individuals actively researching new technology purchases and then to engage those active prospects. Qualified Sales Opportunities™ is a product that profiles specific in-progress purchase projects, including information on scope and purchase considerations. Deal Data™ is a customized solution aimed at sales intelligence and data scientist functions within our customer organizations. It renders our Activity Intelligence data into one-time offerings directly consumable by the customer’s internal applications.
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
•
BrightTALK platform. Allows our customers to create, host and promote webinars, virtual events and video content.

Our solutions are designed to benefit enterprise technology and business professionals and B2B technology companies in the following ways:

Benefits to Enterprise Technology and Business Professionals

•
Provide Access to Integrated, Sector-Specific Content. Our offerings provide enterprise technology and business professionals with sector-specific content from the three fundamental sources we believe they value when researching enterprise technology purchasing decisions: industry experts, peers and vendors. Our independent staff creates content specific to the sectors we serve and the key sub-sectors within them. This content is integrated with other content generated by our network of third party industry experts, member-generated content and content from B2B technology companies. The reliability, breadth, depth, and accessibility of our content offerings enable enterprise technology and business professionals to make more informed purchases.
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
•
Target Active Buyers Efficiently. Our highly targeted content attracts specific, targeted audiences who are actively researching purchasing decisions. Using our database of registered members and users and the information we collect about their product interests, we are able to accurately target those registered members and users most likely to be of value to B2B technology companies, and support vendor-customer’s execution with scalable marketing services programs that help influence these prospective buyers.
•
Generate Measurable Results. Our targeted online content offerings enable us to generate and collect valuable business information about each member and user and their technology preferences. As registered members and users access content, we are able to build a profile of their technology interests, and their companies’ interests, as they evolve over time. Through experience, we have identified patterns that are indicative of purchase intent. We leverage this insight into products designed to improve the ROI on the programs we execute for our customers by focusing specifically where we believe active demand exists. We provide this intelligence directly to B2B technology companies for their own use. This helps them drive continuous improvement in their own marketing and sales workflows and outcomes, whether focused specifically on prospects we provide them or on those they have otherwise obtained, which our information enriches and makes more actionable.
•
Maximize Awareness. As a leading distributor of B2B enterprise technology white papers, webcasts, videocasts, virtual events and podcasts, we offer B2B technology companies the opportunity to educate enterprise technology and business professionals during the research process, prior to their direct interaction with vendor salespeople. By distributing proprietary content and reaching their target audiences via our platforms, B2B technology companies can educate audiences, demonstrate much of their product capabilities and proactively brand themselves as specific product leaders. Additionally, the vendor’s salesperson is more aware of the specific needs of the technology and business professional and can tailor their approach to their potential customer. As a result, enterprise technology and business professionals are more aware of, and more knowledgeable about, the vendor’s specifications and product and therefore more likely to consider the vendor. Increased consideration of our B2B technology customers’ offerings combined with accurate purchase intent insight around those prospects who are actively researching a purchase significantly reduces vendor prospecting costs and time expended on inactive accounts.

Our Strategy

Our goal is to deliver superior performance by continuously enhancing our position as a global leader in purchase intent driven marketing and sales services that deliver business impact for B2B technology companies by strengthening our offerings in our three core capability areas: our specialized content that connects enterprise technology and business professionals with B2B technology companies in the sectors and sub-sectors that we serve, the purchase intent insight analytics and data services our content and member traffic enables, and the marketing services we provide to our customers to help meet their business growth objectives.

In order to achieve this goal, we intend to:

•
Continue to Innovate in the Area of Data-Enabled Marketing Services. We believe our ability to leverage our content and audience to identify in-market prospective buyers is a core competency and a key driver of our future growth. Our suite of offerings, leveraging our Activity Intelligence™ analytic product platform, consists of multiple recently developed products and services that provide B2B technology companies with data-enabled sales and marketing optimization solutions. We intend to further develop our existing product offerings with new features and launch additional offerings that extend our capabilities based on our customers’ requirements.
•
Expand Long-term Contractual Relationships with Customers. Several of our newly introduced data-enabled marketing products are being offered to our customers on a subscription basis, on multiple quarter, annual or longer agreements, subject to our customers’ right of termination. We intend to expand the number of subscription contracts with our customers, which allows us to work more closely with them in achieving their marketing and sales objectives over an extended period and provides us with stable revenue streams from the continued growth of these products and our successful renewal efforts.
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
•
Continue to Expand Our International Presence. We intend to continue to expand our reach into our addressable market by increasing our presence in countries outside the U.S. We have pursued this strategy by launching our own websites directed at enterprise technology and business professionals in the United Kingdom, India, Spain, France, China, Australia, and Singapore, and by acquiring specific properties or companies with attractive properties in those markets. For example, we previously expanded by acquiring the Computer Weekly and MicroScope online properties in the United Kingdom and E-Magine Médias SAS, which we call LeMagIT, in France. More recently, we launched German and Portuguese language websites, as well as websites directed towards enterprise technology and business professionals in Latin America. We expect to further penetrate foreign markets by directly launching additional sector-specific websites directed at these foreign locales and at additional international markets and by making strategic acquisitions and investments in overseas entities. We believe that our integrated product offering across regions continues to resonate with international marketers and is contributing to our success. We plan to continue investing in these capabilities as we seek opportunities to increase our global reach.
•
Selectively Acquire or Partner with Complementary Businesses. Historically, we have used acquisitions as a means of expanding our content and product and service offerings, web traffic and registered members. Our acquisitions to date can be classified into three categories: content-rich blogs or other individually published sites, typically generating less than $1 million in annual revenues; early stage revenue sites, typically generating between $1 million and $20 million in annual revenues; and later stage revenue sites, typically generating greater than $20 million in annual revenues. As we evaluate companies within these ranges, we consider the following attributes, among others: operations primarily in the enterprise IT market; provides original content which enables us to obtain additional first party purchase intent data; has a registration-based model; has different or complementary product offerings primarily sold on a subscription basis; provides significant cross-sell and upsell opportunities for our existing products and services; can be acquired at a reasonable price. A company does not have to have all, but generally has to have some of the above attributes. We intend to continue to pursue selected acquisition or partnership opportunities in our core markets and in adjacent markets for products with similar characteristics.

Platform and Content

Our content platform consists of a network of specialized websites and webinar and video channels that serve the needs of enterprise technology and business professionals who are making corporate purchase decisions. At critical stages of the purchase decision process, these content offerings through different channels are designed to meet the needs of enterprise technology and business professionals’ needs for expert, peer and B2B technology company information and provide a platform on which B2B technology companies can launch targeted marketing and sales campaigns that generate measurable, high ROI.

The table below provides a representation of the key market opportunities we address for our B2B technology company customers.

Audience: Market Categories Sites

Audience: Market Categories Sites (cont.)

Market Categories

Based upon the logical clustering of our audiences’ respective job responsibilities and the marketing and sales focus of the products being promoted by our customers, we currently categorize our content offerings to address the key market opportunities and audience extensions across a portfolio of distinct market categories. Each of these marketing categories services a wide range of enterprise technology sectors and sub-sectors and is driven by the key areas of enterprise technology and business professionals’ interests described below:

•
Security. Every aspect of enterprise computing now depends on secure connectivity, data and applications. The security sector is constantly growing to adapt to new forms of threats and to secure new and traditional technologies such as mobile devices, wireless networks, virtualized systems and cloud environments. We believe compliance regulations, cloud adoption, and highly publicized data breaches are driving interest and investment in increasingly sophisticated security solutions such as zero trust and endpoint detection and response (“EDR”) that supplement or replace traditional perimeter security solutions such as firewalls and antimalware. Our online properties in this sector, which include SearchSecurity.com and SearchCloudSecurity.com, offer navigable and structured guides on B2B technology companies and enterprise technology solutions in key subsectors such as network security, intrusion detection, ransomware and malware defense, identity and access management (“IAM”), data and application security, managed security services, cloud-native security and security program management.

•
Networking. Broadly defined, the networking market includes the hardware, software and services involved in the infrastructure and management of both enterprise and service provider data and voice networks. As new sectors of networking have emerged and grown in importance, network professionals have increased their organizations' investments in wireless and mobile computing, cloud networking, software-defined WAN, secure access service edge ("SASE"), application performance, network virtualization and automation, and evolving network operations, as well as collaboration, video conferencing, unified communications as a service ("UCaaS"), and VoIP. Our online properties in this sector, which include SearchNetworking.com and SearchUnifiedCommunications.com aim to address the specialized needs of networking professionals by offering content specifically targeting these growth areas.
•
Storage. The storage sector consists of the market for disk, flash, cloud and tape storage systems that store and manage data. Growth is fueled by industry trends, such as the ongoing need to maintain and supplement data stores that are exponentially escalating, and by external factors, such as expanded compliance regulations and increased focus on disaster recovery. Recent trends reflect an increased emphasis on solid-state storage and cloud storage. At the same time, established storage sub-sectors, such as network-attached storage ("NAS") and storage area networks ("SANs"), have been invigorated by technologies such as data deduplication and storage virtualization. Our online properties in this sector, which include SearchStorage.com, SearchDataBackup.com, and SearchDisasterRecovery.com, address enterprise technology and business professionals seeking storage systems in key areas such as Fibre Channel SANs, iSCSI SANs, solid-state storage, NVMe, NAS, backup hardware and software, storage management, container-based storage, storage security and cloud-based platforms.
•
Data Center and Virtualization Technologies. Data centers house the systems and components, such as servers, storage devices, routers and switches, utilized in large-scale, mission-critical computing environments. We believe a variety of trends and new technologies have reinvigorated the data center as a priority among IT and business professionals. Technologies such as server virtualization, converged and hyper-converged infrastructure, and cloud computing have driven renewed investment in data center-class computing solutions. Meanwhile, certain trends have put pressure on existing data center infrastructures and are driving demand for solutions that address this. For example, the deployment of high-density servers has led to increased heat output and energy consumption in data centers. Power and cooling have thus become a significant cost in enterprise technology budgets, making data center energy efficiency a priority. Our key online properties in this sector provide targeted information on the B2B technologies and services that serve these sub-sectors. Our properties in this sector include sites such as SearchDataCenter.com, which covers power and cooling, mainframe and UNIX® servers, colocation, data center infrastructure management ("DCIM"), software-defined data center ("SDDC") architectures, and private cloud. SearchCloudComputing.com and SearchAWS.com cover public, hybrid and multi-cloud infrastructure, as well as the key tools and strategies cloud administrators need to efficiently and cost-effectively deploy and manage those environments. SearchVMware.com focuses on managing and building out virtual environments on the most widely installed server virtualization platform. SearchITOperations.com covers DevOps, container deployment and management, IT automation and the impact of microservices and event-driven computing on enterprise technology operations.

We also cover servers, application and desktop solutions deployed in distributed computing environments. The dominant platform, Windows, no longer represents an offering of discrete operating systems, but a diverse computing environment with its own areas of specialization around enterprise technology. As Windows servers have become more stable and scalable, they have taken share in data centers and currently represent one of the largest server sub-sectors. Given the breadth of the Windows market, we have segmented our Windows-focused media based on enterprise technology and business professionals’ infrastructure responsibilities and purchasing focus. Our online properties in this sector include SearchWindowsServer.com, which covers server, storage and systems management, as well as the integration of on-premises Windows environments with the Microsoft Azure cloud; This network of sites provides resources and advice to enterprise technology and business professionals pursuing solutions related to such topics as Windows backup and storage, server consolidation, and upgrade planning. SearchEnterpriseDesktop.com focuses on the deployment and management of Windows, Linux and macOS end-user computing environments. This market has evolved to focus on digital workspace technology, in which IT professionals can manage end-user access to a variety of resources and workspaces. SearchMobileComputing.com covers the enterprise technology management issues surrounding the deployment of tablets and smartphones in the workplace. Combined with our properties that focus on server virtualization, SearchVirtualDesktop.com focuses on desktop virtualization, giving us a comprehensive offering addressing the area of virtualization technologies. This site also covers the growing area of desktops as a service, as well as application streaming and other virtual and cloud-based delivery methods.

•
CIO/IT Strategy. Our CIO/IT Strategy site provides content targeted at chief information officers (“CIOs”), senior enterprise technology executives and business executives with technology responsibility, enabling them to make informed enterprise technology purchases throughout the critical stages of the purchase decision process. Their areas of interest generally align with the major sectors of the IT market: AI, BI and big data, business applications, cloud, data center, DevOps, end user computing, networking, outsourcing, risk management, security and storage. The focus of this elite purchasing group, however, is on how these technologies can be used in tandem to give their companies a competitive edge. In an environment where the mega-tech companies set the pace of business and customer expectations, enterprise IT leaders are called on not only to enable business strategy and operations but to also reinvent them as conditions change. With the pandemic-driven shift to remote work and the rise of digital-first customers, the purview of CIOs has expanded to include a deeper focus on front-facing business concerns such as customer experience and product development, in addition to the oversight of IT infrastructure and services. Cybersecurity and data privacy are also of strategic importance to CIOs. Accordingly, our targeted information resources for senior IT executives focus on digital transformation and the supporting technologies, methodologies, business processes and skills required today for a digital-first business model. Technologies that support enterprise speed, agility and customer service are of paramount importance. They include the use of machine learning and AI for faster and better insight, cloud for scalability and flexibility, software automation technologies such as robotic process automation (RPA) for offloading rote work, intelligent business applications for optimizing the employee experience and boosting productivity, and emerging technologies such as digital twins and quantum computing that could provide business value.
•
Business Applications and Analytics. Our Business Applications and Analytics market category focuses on mission critical software such as enterprise resource planning ("ERP"), databases and business intelligence, content management enterprise resource planning, and customer facing applications such as customer relationship management ("CRM") software for mid-sized and large companies. Because these applications are critical to the overall success of the businesses that use them, there is a high demand for specialized information by IT and business professionals involved in their purchase, implementation, and ongoing support. Our applications-focused properties in this sector include sites such as SearchCustomerExperience.com, SearchHRSoftware.com, and SearchERP.com. These sites are leading online resources that provide this specialized information to support mission-critical business applications such as CRM, sales force automation, databases and ERP software. Today, IT professionals seek information about shifting these types of applications to the cloud and mining their applications and data for key insights. HR professionals are faced with challenges around employee experience, remote workforce management and new best practices around recruiting, hiring, learning and development and more. The information produced by these business applications is seen as a corporate asset that is essential for gaining competitive advantage through informed, data-driven decisions that can help improve operational efficiency, enable business agility, and improve sales effectiveness and customer service. As a result, business intelligence and analytics have become pervasive as various organizations increasingly rely on mission-critical information to optimize their businesses. SearchBusinessAnalytics.com, SearchDataManagement.com, and SearchContentManagement.com cover the business intelligence, data management, content management and collaboration disciplines associated with such initiatives. SearchEnterpriseAI.com covers the constantly evolving industry of artificial intelligence and machine learning, giving insight into the enterprise use cases for AI, how AI development functions, and how businesses can capitalize on the new possibilities around machine learning in enterprise applications. These sites combine with Data Science Central to cover the wide-ranging topics under the umbrella of information management. Built on a community of data science experts and contributing writers, Data Science Central targets a highly technical audience. The site covers data science and analytics, machine learning and AI, as well as more strategic topics such as remote work and data trends.
•
Application Architecture and Development. The application architecture and development sector is comprised of a broad landscape of tools and languages that enable developers, architects and project managers to build, customize and integrate software for their businesses. Our application architecture and development online properties focus on development in enterprise environments (including mobile and web development), the programming languages that developers use most, and the various tools used for modern application builds and distributed systems management. In particular, we believe the desire for increasingly streamlined and modular application development cycles has fueled interest in innovative software approaches, such as decomposing large business applications into microservices and introducing event-driven architecture capabilities. Given the scope of challenges associated with application architecture, especially at the enterprise level, the associated tools and products also tie in heavily with application integration, performance testing, data security, citizen development and API management. Our online properties in this sector include sites such as TheServerSide.com, which hosts independent communities of developers and architects, SearchSoftwareQuality.com, which covers application testing, quality assurance and Agile development methodologies, and SearchAppArchitechture.com, which serves architects, developers, IT managers and line of business executives who are interested in adapting existing architectures to meet the speed, scale and agility needs of modern applications.
•
Channel. Our Channel site addresses the information needs of business and technology professionals in the IT services and solutions industry. Our coverage encompasses managed service providers, managed security services providers, cloud consultancies, systems integrators and resellers. Those companies deliver products and services to SMB and enterprise customers, becoming trusted advisors and the preferred source for technology. In light of this status, B2B technology companies actively seek alliances with channel partners. The resulting dynamics in the B2B technology channel are well-suited to our integrated, targeted content strategy. Our flagship online property in this sector is SearchITChannel.com. In addition to this website, TechTarget channel media is able to profile channel professionals accessing information on any website within the TechTarget Network. As channel professionals recommend, deploy and manage hardware, software and cloud services from vendors in a particular enterprise technology sector, the key areas of focus tend to parallel those for the sub-sectors addressed by our IT-focused properties. Those sites cover a wide spectrum of technology: for storage, backup, storage virtualization and network storage solutions such as SAN, NAS, cloud storage, NVMe and flash memory; for security, vulnerability assessment, threat detection and response, and identity access management; for networking, wireless, network security, SD-WAN and VoIP; for systems, public cloud, hybrid cloud, converged infrastructure and server virtualization.

Customers

We market to B2B technology companies targeting specific audiences who are actively researching purchasing decisions. We maintain multiple points of contact with our customers in order to provide support throughout their organization and during critical stages of the sales cycle. As a result, individual customers often run multiple marketing/sales programs with us in order to reach discrete portions of our targeted audience. Our products and services are delivered under both short-term contracts that run for the length of a given marketing/sales program, typically less than six months, and via integrated, longer-term contracts (contracts in excess of 270 days) covering various client needs extending approximately a year or longer. We have developed a broad customer base and delivered campaigns to over 2,800 customers in 2021. During 2021, 2020, and 2019, no single customer represented 10% or more of total revenues.

Sales and Marketing

We have an internal direct sales department that works closely with existing and potential customers to develop customized marketing programs that provide highly targeted access to enterprise technology and business professionals. We organize our sales force by the sector-specific market categories that we operate and have a global accounts team that works with our largest customers. Additionally, we organize certain individuals into Customer Success Teams. Those teams facilitate the usage and renewal of certain of our products. We believe that our sector-specific sales organization and integrated approach to our product and service offerings allows our sales personnel to develop a high level of expertise in the specific sectors they cover and to create effective marketing programs tailored to the customer’s specific objectives. As of December 31, 2021, our sales and marketing staff consisted of approximately 470 people. The majority of our sales and marketing staff is located in our Newton, Massachusetts headquarters and our offices in San Francisco, California, London, England, New York, New York and Sydney, Australia.

We pursue a variety of marketing initiatives designed to support our sales activities by building awareness of our brand with B2B technology companies and positioning ourselves as a “thought leader” in ROI-based marketing. These initiatives include purchasing online sponsorships in media vehicles that reach technology marketers, as well as engaging in direct communications with the database of relevant contacts we have built since our inception. Examples of our direct communications include selected e-mail updates on new product launches and initiatives. We also produce videocasts, blogs and white papers for technology marketers where we provide information on the latest best practices in the field of online B2B technology marketing.

Through our Press and Public Relations activities, we seek to develop and maintain relationships with key analysts, publications and influencers covering B2B marketing and sales topics.

Online Member and User Acquisition

Our primary source of traffic to our websites and webinar channels is through non-paid traffic sources, such as our existing registered member and user base and organic search engine traffic. Organic search engine traffic is also a key source of new registered members and users for our sites. Because our sites focus on specific sectors of the enterprise technology market, our content is highly targeted and we believe is an effective means for attracting search engine traffic and from this, growing our member and user base. We also make marketing expenditures designed to supplement our non-paid traffic and registered members and users including, keyword advertising on the major search engines and targeted list rentals of e-mail subscribers from a variety of targeted partners, media sources, and data providers.

Technological Infrastructure

We have developed an expandable operations infrastructure using leading Cloud infrastructure providers and off-site data centers to maintain our websites and online offerings. All of the critical components of the system are redundant, allowing us to withstand unexpected component failure and to undergo maintenance and upgrades. Our infrastructure is scalable, enabling us to make additions that fit into the existing environment as our system requirements grow based on traffic, member, and customer growth. Our critical data is copied daily to an online backup storage solution. We maintain a quality assurance process to constantly monitor our servers, processes, and network connectivity. We leverage industry standard network and perimeter defense technologies, DDoS protection systems, web application firewalls, and enterprise grade DNS services across multiple vendors. We believe that continued development of our technological infrastructure is critical to our success. We have made, and will continue to make, technological improvements and investments in this infrastructure to improve our ability to service our members, users and customers.

Competition

The market for B2B technology companies marketing and sales spend is highly competitive, and in each of the sectors we serve, as well as across the products and services we offer, our primary competitors include media companies that produce content specifically for enterprise technology and business professionals, providers of technology-based point solutions for data analysis and other service providers. Our primary media competitors, each of which possesses substantial resources to compete, are Ziff Davis, Inc. (formerly J2 Global, Inc.), Madison Logic, Inc., and International Data Group, Inc. In the online market we generally compete on the basis of target audience, quality and uniqueness of information content, ease of use of our websites for IT and business professionals, and the quality and quantity of sales leads generated for B2B technology companies. We also compete for the members who comprise our target audiences primarily with the media companies that produce content specifically for enterprise technology and business professionals such as Ziff Davis, Inc. (formerly J2 Global, Inc.), and International Data Group, Inc. In the data-oriented businesses, we compete with providers of predictive analytics and internet-based analysis including companies like 6sense Insights, Inc., Infer, Inc., Bombora, Inc. and Aberdeen Group, LLC. In general marketing services, we compete with list and lead providers of various types such as ZoomInfo Technologies Inc. As a result of our acquisition of BrightTALK, we compete with a number of web-based meeting, webinar and virtual event providers and physical event providers, such as LogMeIn, Inc., Intrado Corporation and ON24, Inc. Many of these providers possess substantially more resources to compete. As we continue to expand internationally, we expect to compete with many of the competitors mentioned above, as well as with established media companies based in particular countries or geographical regions.

Member and User Privacy

We gather in-depth business information about our registered members and users who provide us or our partners with such information through e-mail, telephone, or other means, including through the submission of webforms displayed on our websites. We also gather information about visitors of certain content on our websites by tracking their content consumption or the content consumption of the companies they work for. We post our privacy policy on our websites so that our members, users and others who visit our websites can access and understand the terms and conditions applicable to the collection and use of their information. Our privacy policy discloses the types of information we gather, how we use it, and how a member or user can correct or change this information, including how a member or user can unsubscribe from our communications and those of our partners. Our privacy policy also explains the circumstances under which we share a member's or user’s information and with whom. Members and users who register receive offers via e-mail, telephone, and other means, such as targeted advertising online or on mobile devices regarding areas of specific interest to them and that are relevant to their professional interests; these offers contain content created either by us or our third party B2B technology customers. To uphold our obligations to our members and users, we impose constraints that are consistent with our privacy policy on the customers and third parties to whom we provide member and user data, including through the use of contractual terms and conditions or data processing agreements, where applicable, that are generally consistent with our obligations to members and users and as set forth in our privacy policies.

Consumer Protection and Privacy Regulation

General. Advertising and promotional activities presented to members, users and visitors to our websites are subject to federal and state consumer protection laws that regulate unfair and deceptive practices. We are also subject to various other federal and state consumer protection laws, including the ones described below. We are also subject to the laws and regulations of various other jurisdictions in which we target members, users and website visitors.

CAN-SPAM Act. The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the “CAN-SPAM Act”) regulates commercial e-mails and provides a right on the part of the recipient to request the sender to stop sending commercial electronic marketing messages (“commercial e-mails”), and establishes penalties for the sending of e-mail messages that are intended to deceive the recipient as to source or content. Under the CAN-SPAM Act, senders of commercial e-mails (and other persons who initiate those e-mails) are required to make sure that those e-mails do not contain false or misleading transmission information. Commercial e-mails are required to include a valid return e-mail address and other subject heading information so that the sender and the internet location from which the message has been sent are accurately identified. Recipients must be furnished with an electronic method of informing the sender of the recipient’s decision not to receive further commercial e-mails. In addition, the e-mail must include a postal address of the sender and notice that the e-mail is an advertisement. The CAN-SPAM Act may apply to the e-newsletters that our websites distribute to registered members and to some of our other commercial e-mail communications. The U.S. Federal Trade Commission (the “FTC”) has issued regulations related to the CAN-SPAM Act, including interpretations of such act that indicate that e-newsletters, such as those we distribute to our registered members, will be exempt from most of the provisions of the CAN-SPAM Act, provided that they do not contain predominantly marketing content. The CAN-SPAM Act and the FTC’s CAN-SPAM trade regulation rule allow for civil penalties that run into the millions of dollars. Several states have enacted additional, more restrictive and punitive laws regulating commercial email. Foreign legislation exists as well, including Canada’s Anti-Spam Legislation and the European laws that have been enacted pursuant to the General Data Protection Regulation “(GDPR)” and European Union Directive 2002/58/EC and its amendments. We use email as a significant means of communicating with our existing members and users as well as potential website visitors and members and users. At this time, we are applying the applicable legal requirements to e-newsletters and all other e-mail communications and believe that our e-mail practices comply with the requirements of the CAN-SPAM Act, state laws and applicable foreign legislation.

Telemarketing Rules. Laws regulating telemarketing in the U.S., including the Telephone Consumer Protection Act (the “TCPA”), the Federal Communications Commission (“FCC”) rules thereunder, the Telemarketing and Consumer Fraud and Abuse Prevention Act and the FTC’s Telemarketing Sales Rule, including their do-not call provisions, and in the other jurisdictions where we do business, could apply to our calls to members, users and individuals who visit our websites. If any of these laws apply to our telemarketing, and we are found liable for violating them, we could be subject to financial penalties.

Other Consumer Protection Regulation and Privacy. The FTC and many state attorneys general are applying federal and state consumer protection laws to require that the online collection, use and dissemination of data, and the presentation of web site content, comply with certain standards for notice, choice, security and access. In many cases, the specific limitations imposed by these standards are subject to interpretation by courts and other governmental authorities, and courts may adopt these developments as law. In addition, the FTC has published self-regulatory principles to address consumer privacy issues that may arise from so-called “behavioral targeting” (i.e. the tracking of a member’s or user’s online activities in order to deliver advertising tailored to their interests) and to encourage industry self-regulation for public content. Although the FTC excluded from the principles contextual advertising, with respect to other types of behavioral targeting that include the storage of more, and potentially sensitive, data or that collects information outside of the “traditional Web site context” (such as through a mobile device or by an ISP), the FTC has stated that it will continue to evaluate self-regulatory programs and bring law enforcement actions where appropriate. Further, the FTC has indicated that it is considering regulations regarding behavioral advertising, which may include implementation of a more rigorous opt-in regime. An opt-in policy would prohibit businesses from collecting and using information obtained through behavioral targeting activities from individuals who have not voluntarily consented. The FTC has also issued further clarifying guidance regarding consumer privacy and data collection with a particular focus on the mobile environment. A few states have also introduced legislation that, if enacted, would restrict or prohibit behavioral advertising within the state. In the absence of a federal law pre-empting their enforcement, such state legislation would likely have the practical effect of regulating behavioral advertising nationwide because of the difficulties behind implementing state-specific policies. In addition, states (including California) are considering new and/or have implemented comprehensive privacy laws (such as the California Consumer Privacy Act) which may have an impact on how we can conduct our business. In addition, the European Union (“EU”) and its member states, the United Kingdom, Canada and numerous other countries have laws, rules and/or regulations dealing with the collection and use of personal information obtained from their citizens. Regulations have focused on, among other things, the collection, use, disclosure and security of information that may be used to identify or that actually identifies an individual, such as an e-mail address, a name, or in some cases, an IP address. These laws also provide consumers the right to access the information a company has collected on them, correct it, request that it be deleted, or to stop the sale of such information to third parties. Additionally, the EU requires informed consent for the placement of a cookie on a user device.

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

Intellectual Property

We regard our copyrights, domain names, trademarks, trade secrets and similar intellectual property as important to our success, and we rely upon copyright, trademark and trade secrets laws, as well as confidentiality agreements with our employees and others, and protective contractual provisions, to protect the proprietary technologies and content that we have developed. We pursue the registration of our material trademarks in the U.S. and elsewhere. Currently, our TechTarget and BrightTALK trademark and logo, as well as certain other marks and logos, are registered in the U.S. with the U.S. Patent and Trademark Office and in select foreign jurisdictions and we have applied for U.S. and foreign registrations for various other marks. In addition, we have registered over 1,600 domain names that are, or may be, relevant to our business, including “www.techtarget.com,” “www.knowledgestorm.com,” “www.bitpipe.com,” and those leveraging the “search” prefix used in the branding of many of our websites. We also incorporate a number of third party software products into our technology platform pursuant to relevant licenses. We use third party software to maintain and enhance, among other things, the content generation and delivery, and support our technology infrastructure. We are not substantially dependent upon these third party software licenses, and we believe the licensed software is generally replaceable, by either licensing or purchasing similar software from another vendor or building the software functions ourselves.

Human Capital Resources

As of December 31, 2021, we had approximately 1,000 full-time employees worldwide. Other than a small number of employees in the United Kingdom and France, none of our current employees are represented by a labor union or are the subject of a collective bargaining agreement. TechTarget is an innovative company in a dynamic environment that fosters a collaborative culture among its energetic, driven and workforce. We value our employees, let them know the objectives and goals, challenge them, equip them with the right tools and resources to succeed, and then empower them to get the job done. At TechTarget, we give employees direct responsibility for generating results while allowing their ideas to be the catalyst for entirely new areas of opportunity. Our key human capital objectives in managing our business include attracting, developing and retaining top talent while integrating diversity, equity and inclusion principles and practices into our culture.

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

Seasonality

The timing of our revenues is affected by seasonal factors. Our revenues are seasonal primarily as a result of the annual budget approval process of many of our customers, the normal timing at which our customers introduce new products, and the historical decrease in marketing and sales activity in summer months. The timing of revenues in relation to our expenses, much of which do not vary directly with revenues, has an impact on the cost of revenues, selling and marketing, product development and general and administrative expenses as a percentage of revenues in each calendar quarter during the year.

The majority of our expenses are personnel-related and include salaries, stock-based compensation, benefits and incentive-based compensation plan expenses. As a result, we have not experienced significant seasonal fluctuations in the timing of our expenses period to period.

Available Information

Our website address is www.techtarget.com, and our investor relations website is located at https://investor.techtarget.com. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports, available free of charge through our website as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (“SEC”). The SEC maintains a website, at www.sec.gov, that contains reports, proxy and information statements and other information regarding issuers that are filed electronically. Our Code of Business Conduct and Ethics, and any amendments to our Code of Business Conduct and Ethics, Corporate Governance Guidelines and Board Committee Charters, are also available on our website. The information contained on our website is not a part of, or incorporated by reference into, this Annual Report on Form 10-K.

Investors and others should note that we announce material information to our investors using one or more of the following: SEC filings, press releases and our corporate website, including without limitation the “Investors Relations” section of our website. We use these channels, as well as social media channels such as Twitter and LinkedIn, in order to achieve broad, non-exclusionary distribution of information to the public and for complying with our disclosure obligations under Regulation FD. It is possible that the information we post on our corporate website or other social media could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on the “Investor” section of our corporate website and on our social media channels.

References to our website and information found on our website should not be deemed incorporated by reference into this Annual Report on Form 10-K.

Item 1A. Risk Factors

The risks and uncertainties set forth below, as well as other risks and uncertainties described elsewhere in this Annual Report on Form 10-K including in our consolidated financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or in our other filings with the SEC, could materially and adversely affect our business, financial condition, operating results and the trading price of our common stock. Additional risks and uncertainties that are not currently known to us or that are not currently believed by us to be material may also harm our business operations and financial results. Because of the following risks and uncertainties, as well as other factors affecting our financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

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

Pandemic regulations could adversely impact the Company’s business, operating results, financial condition and liquidity.

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

While the COVID-19 pandemic has not had a material adverse impact on our operations in the year ended December 31, 2021, the future course of the pandemic and any subsequent pandemics could have a material impact on the Company’s operating results.

Because most of our customers are in the enterprise technology industry, our revenues are subject to characteristics of the enterprise technology industry that can affect advertising spending by B2B technology companies.

Because most of our customers are in the enterprise technology industry, the success of our business is closely linked to the health, and subject to market conditions, of the enterprise technology industry. The enterprise technology industry is characterized by, among other things, volatile quarterly results, uneven sales patterns, short product life cycles, rapid technological developments, frequent new product introductions and enhancements and evolving domestic and international laws and regulations, particularly with respect to data privacy and data protection. As a result, our customers’ advertising budgets, which are often viewed as discretionary expenditures, may increase or decrease significantly over a short period of time. Many of our customers continue to scrutinize their spending on advertising campaigns. Prior market downturns in the enterprise technology industry have resulted in declines in advertising spending, which can cause longer sales cycles, deferral or delay of purchases by B2B technology companies and generally reduced expenditures for advertising and related services. For example, at the beginning of the COVID-19 pandemic, we observed our customers delaying or entering into shorter term contracts. Our revenues and profitability depend on the overall demand for advertising services from our customers. We believe that demand for our offerings has been in the past, and could be in the future, disproportionately affected by fluctuations, disruptions, instability or downturns in the enterprise technology industry, which may cause customers and potential customers to exit the industry or delay, cancel, reduce or reallocate any planned expenditures for our purchase intent driven marketing and sales products. Any slowdown in the formation of new B2B technology companies or decline in the growth of existing B2B technology companies, may cause a decline in demand for our offerings.

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

Our future growth will depend in large part on continued increased sales of our data-driven products and services.

We sell a suite of data-driven products and services, which is based on our Activity Intelligence™ analytics. Our increase in revenues in the year ended December 31, 2021, compared to the year ended December 31, 2020, was driven in part by an increase in sales of data-driven products. We expect that data-driven products, as well as the expansion of the features in our current product offerings, will be major components of our future growth. The failure of our data-driven products to meet anticipated sales levels, our inability to continue to expand our data-driven products successfully, or the failure of our current or new products and services to achieve and then maintain widespread customer acceptance could have a material adverse effect on our business and financial results. In addition, competitors may develop a service or application that is similar to our data-driven product suite, which could also result in reduced sales for those product offerings.

Our revenues are primarily derived from short-term contracts that may not be renewed.

Our customer contracts are primarily short-term, typically six months or less, and are generally subject to termination without substantial penalty by the customer at any time, generally with minimal notice requirements. We cannot assure you that our current customers will fulfill their obligations under their existing contracts, continue to participate in our existing programs beyond the terms of their existing contracts or enter into any additional contracts for new programs that we offer. In addition, our efforts to enter into longer-term arrangements with customers for our products and services may not be successful. If a significant number of customers or a few large customers decided not to continue purchasing marketing and advertising services from us, then we could experience a rapid decline in our revenues over a relatively short period of time. Any factors that limit the amount our customers are willing to and do spend on marketing or advertising with us could have a material adverse effect on our business.

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

If we are not successful in maintaining and growing our member and user base through the deployment of targeted and compelling content, our ability to retain and attract customers may be affected or we may be required to obtain licensed content which may not be at reasonable prices, which could in turn have an adverse effect on our revenues, and operating results.

We depend upon internet search engines to attract a significant portion of the visitors to our websites. These visitors can become members and users, and if we were listed less prominently in search result listings as a result of changes in the search engines’ algorithms or otherwise, our business and operating results could be harmed.

We derive a significant portion of our website traffic from users who search for enterprise technology research and editorial content through internet search engines. A critical factor in attracting members and users to our websites and virtual event and webinar platform is whether we are prominently displayed in response to an internet search relating to enterprise technology content. Search result listings are determined and displayed in accordance with a set of formulas or algorithms developed by the particular internet search engine. The algorithms determine the order of the listing of results in response to the user’s internet search. From time to time, search engines revise their algorithms. In some instances, these modifications may be detrimental and cause our websites to be listed less prominently in unpaid search results or not at all, which will result in decreased traffic from search engine users to our websites. Our websites and virtual event and webinar platform may also become listed less prominently in unpaid search results, for other reasons, such as search engine technical difficulties, search engine technical changes and changes we make to our websites and virtual event and webinar platform. In addition, search engines have deemed the practices of some companies to be inconsistent with search engine guidelines and have decided not to list their websites in search result listings at all. Although we could mitigate certain algorithm changes affecting our traffic with increased marketing expenditures, if we are listed less prominently or not at all, in search result listings, traffic to our websites could decline, which could impact our operating results. Increased marketing spend to increase site traffic could also impact our operating results.

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

The Company derives a significant portion of its revenues from customers with billing addresses outside of the U.S. For the year ended December 31, 2021 approximately 38% of our revenues were derived from international geo-targeted campaigns, which are campaigns that are targeted at members who reside outside of North America. We have offices in the United Kingdom, France, Germany, Singapore and Australia. We also publish websites in Spanish, French, German, Portuguese and Chinese, targeting members worldwide who speak those languages.

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
•
potential adverse tax requirements.

Brexit. The United Kingdom’s June 2016 referendum, in which voters approved an exit of the United Kingdom from the European Union, commonly referred to as “Brexit,” resulted in significant general economic uncertainty as well as volatility in global stock markets and currency exchange rate fluctuations. In March 2017, the United Kingdom served notice to the European Council under Article 50 of the Lisbon Treaty of its intention to withdraw from the European Union. As of January 30, 2020, the United Kingdom’s membership in the European Union was terminated and an eleven month transition period began which expired on December 31, 2020. In December 2020, the United Kingdom and the European Union agreed on a trade and cooperation agreement, under which the United Kingdom and the European Union will now form two separate markets governed by two distinct regulatory and legal regimes. The trade and cooperation agreement covers the general objectives and framework of the relationship between the United Kingdom and the European Union, including as it relates to trade, transport and visas. Notably, under the trade and cooperation agreement, United Kingdom service suppliers no longer benefit from automatic access to the entire European Union single market, United Kingdom goods no longer benefit from the free movement of goods and there is no longer the free movement of people between the United Kingdom and the European Union. Depending on the application of the terms of the trade and cooperation agreement, we could face new regulatory costs and challenges. The full effect of Brexit remains uncertain and depends on the application of the terms of the trade and cooperation agreement. Moreover, the overall impact of Brexit may create further global economic uncertainty, which may cause a subset of our customers to more closely monitor their costs in the affected region. Our revenue generated from customers who have billing addresses within the United Kingdom was approximately 14% and 12% of our total revenues for the years ended December 31, 2021 and 2020, respectively.

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

We compete for potential customers with a number of different types of offerings and companies, including: broad based media outlets such as television, newspapers and business periodicals that are designed to reach a wide audience; general purpose portals and search engines; and offline and online offerings of media companies that produce content specifically for IT and business professionals, including Ziff Davis, Inc. (formerly J2 Global, Inc.), Madison Logic, Inc., and International Data Group, Inc., providers of predictive analytics and internet-based analysis including companies like 6sense Insights, Inc., Infer, Inc., Bombora, Inc. and Aberdeen Group, LLC , contact providers such as ZoomInfo Technologies Inc., as well as webinar providers such as LogMeIn, Inc., Intrado Corporation and ON24, Inc. Customers may choose our competitors over us not only because they prefer our competitors’ online offerings to ours but also because customers prefer to utilize other forms of marketing and advertising services offered by our competitors that are not offered by us and/or to diversify their marketing and advertising expenditures. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. They may also offer different pricing than we do, which could be more attractive to customers. Competitors have historically responded, and may continue to respond, to market conditions by lowering prices to try to attract our customers. As a result, we could lose market share to our competitors in one or more of our businesses and our revenues could decline.

We may not innovate at a successful pace, which could harm our operating results.

Our industry is rapidly adopting new technologies and standards to create and satisfy the demands of users and advertisers. It is critical that we continue to innovate by anticipating and adapting to these changes to ensure that our content‑delivery, demand generation and data-driven products and services remain effective and interesting to our members, customers and partners. In addition, we may need to make significant expenditures to achieve these goals. If we fail to accomplish these goals, we may lose members and the customers that seek to reach those members, which could harm our operating results. Existing and planned efforts to develop new products, including any subscription-based offerings, may be costly and ultimately not successful.

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

Because all components of our budgeting and forecasting are dependent upon estimates of growth or contraction in the economy generally, and in the IT market specifically, it can be difficult for us to accurately estimate future income and expenditures. We cannot predict the duration of current economic conditions or the duration or strength of an economic recovery in the U.S. or worldwide generally or in the IT industry or in any of its segments. Further adverse changes may occur as a result of global, domestic or regional economic conditions, changing consumer confidence, inflation, unemployment, tariffs, declines in stock markets, or other factors affecting economic conditions generally. These changes may negatively affect the sales of our offerings, increase exposure to losses from bad debts, increase the cost and decrease the availability of financing, or increase the risk of loss on investments. Any recent growth we have experienced internationally would be negatively affected by any future global downturn.

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
•
challenges in obtaining new customers; and
•
challenges in attracting and retaining key personnel.

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

Overall privacy laws also are expanding in ways that may impact our business. For example, the state of California has adopted a new comprehensive privacy law, the California Consumer Privacy Act (“CCPA”), which took effect in January 2020 and became enforceable in July 2020. Moreover, in November 2020, California voters approved a new privacy law, the California Privacy Rights Act (“CPRA”), which amends the CCPA to create new privacy rights and obligations in California. In addition, other states, including Virginia and Colorado, already have passed state privacy laws. Several other states are also considering bills similar to the CCPA or other generally applicable privacy laws that may impose additional costs and obligations on us and may impact our ability to conduct our business. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products. We may be required to devote substantial resources to implement and maintain compliance with the CCPA, and noncompliance could result in regulatory investigations and fines or private litigation.

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

Our customers may implement compliance measures that do not align with our services, which could limit the scope and delivery of services we are able to provide. Our customers may also require us to take on additional privacy and security or other contractual obligations including, but not limited to, indemnification and liability obligations, which may cause us to incur potential business disruption and expense. If our policies and practices, or those of our customers, are, or are perceived to be, insufficient or if our members, website visitors or customers have concerns regarding our data privacy and data protection practices, particularly with respect to GDPR or the pending ePrivacy Regulation, then we could be subject to enforcement actions or investigations by regulators or lawsuits by private parties, member engagement could decline and our business could be negatively impacted.

In addition, there are new and evolving requirements being imposed on the transfer of personal data from other countries to the United States, particularly transfers from the European Union. For certain data transfers and processing activities between the EU and the U.S., our company had relied in part on Court of Justice of the European Union the EU-U.S. Privacy Shield Framework (“the EU Privacy Shield”). The Company self-certified to the EU Privacy Shield and Swiss Privacy Shield most recently on February 23, 2021. On July 16, 2020, however, the Court of Justice of the European Union (“CJEU”) invalidated the EU Privacy Shield. The CJEU upheld the adequacy of EU Standard Contractual Clauses (“SCCs”) issued by the European Commission for the transfer of personal data to data processors established outside of the EU, however, the court made clear that reliance on SCCs alone may not necessarily be sufficient in all circumstances and that their use must be assessed on a case-by-case basis taking into account the surveillance laws and right of individuals in the destination country. The CJEU’s decision took effect immediately. The Company uses several mechanisms to transfer personal data from the EU to the U.S. (including having previously relied on the EU Privacy Shield) and are evaluating what additional mechanisms may be required to establish adequate safeguards for the further transfer of personal data. If supervisory authorities issue guidance on transfer mechanisms, including circumstances where the SCCs cannot be used and/or start taking enforcement action, we could suffer additional costs, complaints, and/or regulatory investigations or fines. Moreover, if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services and could adversely affect our financial results. This CJEU decision and subsequent actions from Data Protection Agencies in the EU may lead to increased scrutiny on data transfers from the EU to the U.S. generally and increase our costs of compliance with data privacy legislation as well as our costs of negotiating appropriate privacy and security agreements with our vendors and business partners. In order to continue receiving personal data from the United Kingdom following Brexit, the Company may be required to meet standards for cross-border transfer imposed by the UK itself. As with other issues related to Brexit, there are open questions about how personal data will be protected in the UK and whether personal information can transfer from the EU to the UK. Following the withdrawal of the U.K. from the EU, the U.K. Data Protection Act 2018 applies to the processing of personal data that takes place in the U.K. and includes parallel obligations to those set forth by GDPR. While the Data Protection Act of 2018 in the United Kingdom that “implements” and complements the European Union General Data Protection Regulation, or GDPR, has achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it is still unclear whether transfer of data from the European Economic Area, or EEA, to the United Kingdom will remain lawful under GDPR. The United Kingdom government has already determined that it considers all European Union and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the United Kingdom to the European Union/EEA remain unaffected. In addition, a recent decision from the European Commission appears to deem the UK as being “essentially adequate” for purposes of data transfer from the EU to the UK, although this decision may be re-evaluated in the future.

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

The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.

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

The loss of personal, confidential, and/or proprietary information due to our cybersecurity systems or the systems of our customers, vendors, or partners being breached could cause us to incur significant legal and financial exposure and liability, and materially adversely affect our business, operating results and reputation.

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

If we were to experience a significant cybersecurity breach of our information systems or data, the costs associated with the investigation, remediation and potential notification of the breach to counterparties and data subjects could be material, in addition to potential costs related to regulatory investigations in the United States or other countries. In addition, our remediation efforts may not be successful. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology and cybersecurity infrastructure, we could suffer significant business disruption, including transaction errors, supply chain or manufacturing interruptions, processing inefficiencies, data loss or the loss of or damage to intellectual property or other proprietary information.

In addition to the foregoing, any breach of privacy laws or data security laws, particularly resulting in a significant security incident or breach involving the misappropriation, loss or other unauthorized use or disclosure of sensitive or confidential consumer information, could have a material adverse effect on our business, reputation and financial condition. There is no assurance that privacy and security-related safeguards we implement will protect us from all risks associated with the processing (by us or our service providers), storage and transmission of such information. In certain situations, both in the United States and in other countries, we also may be obligated as a result of a security breach to notify individuals and/or government entities about these breaches.

Our business, which is dependent on centrally located communications, computer hardware systems and cloud-based infrastructure providers, is vulnerable to natural disasters, telecommunication and systems failures, terrorism and other problems, as well as disruption due to maintenance or high volume, all of which could reduce traffic on our networks or websites and which could result in a negative impact on our business.

Our operations are dependent on our communications systems, computer hardware and cloud-based infrastructure providers, all of which are located in data centers operated by third parties. These systems could be damaged by natural disasters, power loss, telecommunication failures, viruses, and hacking and our cloud-based infrastructure providers could take actions, such as establishing unfavorable pricing terms or limiting access to service and other similar events outside of our control, which would impact our ability to run our operations. Our insurance policies have limited coverage levels for loss or damages in these events and may not adequately compensate us for any losses that may occur. In addition, terrorist acts or acts of war may cause harm to our employees or damage our facilities, our customers, our customers’ customers and vendors which could adversely impact our revenues, costs and expenses and financial position. We are generally uninsured for losses and interruptions to our systems or cancellations of events caused by terrorist acts and acts of war.

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

We have acquired assets and businesses over time, some of which have resulted in the recording of a significant amount of goodwill and/or intangible assets on our consolidated financial statements. We had $197.1 million of goodwill and $110.4 million of net intangible assets as of December 31, 2021. The goodwill was recorded because the fair value of the net tangible assets and/or intangible assets acquired was less than the purchase price. We may not realize the full value of the goodwill and/or intangible assets. We evaluate goodwill and other intangible assets with indefinite useful lives for impairment on an annual basis or more frequently if events or circumstances suggest that the asset may be impaired. We did not have any intangible assets, other than goodwill, with indefinite lives as of December 31, 2021. We evaluate other intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. If goodwill or other intangible assets are determined to be impaired, we will write-off the unrecoverable portion as a charge to our earnings. If we acquire new assets and businesses in the future, as we intend to do, we may record additional goodwill and/or intangible assets. The possible write-off of the goodwill and/or intangible assets could negatively impact our future earnings and, as a result, the market price of our common stock could decline.

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

We have experienced fluctuations in our full year and quarterly revenues and operating results. Our revenues and operating results may fluctuate from quarter to quarter due to a number of factors described in this Risk Factors section, many of which are outside of our control. Specifically, our results could be impacted quarter by quarter by changes in the spending priorities and marketing budget cycles of customers; the addition or loss of customers; the addition of new sites and services by us or our competitors; and seasonal fluctuations in marketing spending, based on product launch schedules, annual budget approval processes for our customers and the historical decrease in marketing spending in the summer months and the accounting and tax implications of induced conversion transactions in the Notes(as defined below). Due to the foregoing as well as other risks described in this Risk Factors section, our results of operations in one or more quarters may fall below the expectations of investors and/or securities analysts. In such an event, the trading price of our common stock is likely to decline.

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

At December 31, 2021 we had $51 million in aggregate principal amount of 0.125% convertible senior notes due 2025 (the “2025 Notes”)and $414 million in aggregate principal of 0.0% convertible senior notes due 2026 (the “2026 Notes” and together with the 2025 Notes, the “Notes”) outstanding. This significant amount of indebtedness we carry could limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements, stock repurchases or other purposes. It may also increase our vulnerability to adverse economic, market and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business operations or to our industry overall, and place us at a disadvantage in relation to our competitors that have lower debt levels. Any or all of the above events and/or factors could have an adverse effect on our results of operations and financial condition.

Covenants in our loan agreement governing our revolving line of credit may restrict our operations, and our failure to comply with these covenants may adversely affect our business, results of operations and financial condition.

We are party to a loan and security agreement with Western Alliance Bank, as administrative agent and collateral agent for the lenders, and the banks and other financial institutions or entities from time to time party thereto as lenders (the “2021 Loan Agreement”), which is secured by a security interest on substantially all of our assets and contains various restrictive covenants, including restrictions on our ability to dispose of our assets, merge with or acquire other entities, incur other indebtedness, make investments and engage in transactions with our affiliates. Our 2021 Loan Agreement also contains certain financial covenants. Our ability to meet these restrictive and financial covenants can be affected by events beyond our control. Our 2021 Loan Agreement provides that our breach or failure to satisfy certain covenants constitutes an event of default thereunder. Upon the occurrence of an event of default, the lender under our 2021 Loan Agreement could elect to declare any future amounts outstanding under our 2021 Loan Agreement to be immediately due and payable, exercise the remedies of a secured party in respect of the secured interest on substantially all of our assets and terminate all commitments to extend further credit under that facility. If we are unable to repay those amounts, our financial condition could be adversely affected.

Servicing our indebtedness will require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our indebtedness.

Our ability to make payments of the principal, to pay interest and special interest on or to refinance our indebtedness, including the Notes and the 2021 Loan Agreement, or to make cash payments in connection with any conversion of notes depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our indebtedness, including the Notes, and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring indebtedness or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Taxing authorities may successfully assert that we should have collected, or in the future should collect, sales and use, value added, or similar taxes, and we could be subject to liability with respect to past or future sales, which could adversely affect our results of operations.

We do not collect sales and use, value added, or similar taxes in all jurisdictions in which we have sales, based on our understanding that such taxes are not applicable. Sales and use, value added, and similar tax laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties, and interest, and we may be required to collect such taxes in the future. Such tax assessments, penalties, and interest, or future requirements, may adversely affect our results of operations.

Changes in applicable tax laws could result in adverse tax consequences to the Company.

Our tax positions could be adversely impacted by changes to tax laws, tax treaties, or tax regulations or the interpretation or enforcement thereof by any tax authority in which we file income tax returns, particularly in the U.S. and United Kingdom. We cannot predict the outcome of any specific legislative proposals.

Global taxing standards continue to evolve as a result of the Organization for Economic Co-Operation and Development (OECD) recommendations aimed at preventing perceived base erosion and profit shifting ("BEPS") by multinational corporations. While these recommendations do not change tax law, the countries where we operate may implement legislation or take unilateral actions which may result in adverse effects to our income tax provision and financial statements.

Future sales of our common stock in the public market could depress the market price of our common stock.

Our directors, executive officers and significant stockholders beneficially own approximately 13.0 million shares of our common stock, which represents 44% of our outstanding shares as of December 31, 2021. In addition, approximately 10.2 million shares of our common stock are reserved for issuance upon the exercise of stock options, the vesting of restricted stock and upon conversion of our Notes. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline substantially.

A limited number of stockholders have the ability to significantly influence the outcome of director elections and other matters requiring stockholder approval.

Our directors, executive officers and significant stockholders beneficially own approximately 44% of our outstanding common stock as of December 31, 2021. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the election of directors, the amendment of our certificate of incorporation and bylaws and the approval of mergers or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by other stockholders.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2021, we are leasing approximately 68,000 square feet of office space for our global headquarters in Newton, Massachusetts, through December 31, 2029. The Company has an option to extend the term for an additional five-year period subject to certain terms and conditions. Additionally, we have smaller leased offices throughout North America, Europe, Asia and Australia.

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

Holders

As of February 24, 2022, according to our transfer agent’s records there were 64 common stockholders of record.

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

Stock Performance Graph

The following graph compares the cumulative total return to stockholders of our common stock for the period from December 31, 2016 to December 31, 2021, to the cumulative total return of the Russell 2000 Index and the S&P 500 Media Industry Index for the same period. This graph assumes investment of $100 on December 31, 2016 in our common stock, the Russell 2000 Index and the S&P 500 Media Industry Index and assumes any dividends are reinvested.

COMPARATIVE STOCK PERFORMANCE

Among TechTarget, Inc.,

the Russell 2000 Index and

the S&P 500 Media Industry Index

	12/16	12/17	12/18	12/19	12/20	12/21
TechTarget Inc.	$100.00	$163.19	$143.14	$305.98	$692.97	$1,121.45
Russell 2000	$100.00	$114.65	$102.02	$128.06	$153.62	$176.39
S&P 500 Media Industry	$100.00	$109.47	$93.23	$128.68	$145.46	$147.43

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

Purchases of Equity Securities by the Issuer

During the fourth quarter of 2021, we did not repurchase any shares of our common stock.

Item 6. [Reserved]

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

Overview

Background

TechTarget, Inc. (“we”, “us” or “our”) is a global data and analytics leader and software provider for purchase intent-driven marketing and sales data which delivers business impact for business-to-business (“B2B”) companies. Our solutions enable B2B technology companies to identify, reach, and influence key enterprise technology decision makers faster and with higher efficacy. We offer products and services intended to improve information technology (“IT”) vendors’ abilities to impact highly targeted audiences for business growth using advanced targeting, first-party analytics and data services complemented with customized marketing programs that integrate content creation, demand generation, brand marketing, and advertising techniques.

Our goal is to enable enterprise technology and business professionals to navigate the complex and rapidly-changing enterprise technology landscape where purchasing decisions can have significant financial and operational consequences. Our content strategy includes three primary sources which enterprise technology and business professionals use to assist them in their pre-purchase research: independent content provided by our professionals, vendor-generated content provided by our customers and member-generated, or peer-to-peer, content. In addition to utilizing our independent editorial content, registered members and users appreciate the ability to deepen their pre-purchase research by accessing the extensive vendor-supplied content available across our virtual event and webinar channels and website network (collectively, our “Network”). Likewise, these members and users derive significant additional value from the ability our Network provides to seamlessly interact with and contribute to information exchanges in a given field. To advance our ability to provide purchase intent-driven marketing and sales data, we have been acquisitive over the last two years. During 2021, we acquired Xtelligent Healthcare Media, LLC, a leading healthcare business to business media company focusing on healthcare-related technology. Similarly, during 2020, we acquired BrightTALK Limited, a technology media company that provides customers with a platform to create, host and promote webinar and video content, The Enterprise Strategy Group, Inc., a leading provider of decision support content based on user research and market analysis for global enterprise companies, and Data Science Central, LLC, a digital publishing and media company focused on data science and business analytics.

We had approximately 29.1 million and 26.9 million registered members and users, which we refer to as our “audiences”, as of December 31, 2021 and 2020, respectively. While the size of our audiences base does not provide direct insight into our customer numbers or our revenue, we believe the value of our services sold to our customers is a direct result of the breadth and reach of this content footprint. This footprint creates the opportunity for our clients to gain business leverage by targeting our audiences through customized marketing programs. Likewise, the behavior exhibited by these audiences enables us to provide our customers with data products to improve their marketing and sales efforts. The targeted nature of our audiences enables B2B technology companies to reach a specialized audience efficiently because our content is highly segmented and aligned with the B2B technology companies’ specific products.

Through our ability to identify, reach and influence key decision makers, we have developed a broad customer base and, in 2021, delivered marketing and sales services programs to over 2,800 customers.

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

Executive Summary

Revenue

Our total revenues for the year ended December 31, 2021 increased approximately $115.1 million, to $263.4 million, or 78% compared with the same period in 2020. Revenue attributable to our acquisitions significantly contributed to our growth for the year ended December 31, 2021. As required under accounting principles generally accepted in the United States (“U.S. GAAP”), we recorded unearned revenue related to acquired contracts from acquired entities at fair value on the date of acquisition. As a result, we did not recognize certain revenue related to these acquired contracts that the acquired entities would have otherwise recorded as an independent entity. Revenues from our Priority Engine™ products increased 17% to $61.2 million in 2021, compared to 2020.

Adjusted Revenue

We define Adjusted Revenue as the sum of revenue and the impact of fair value adjustments to acquired unearned revenue related to services billed by an acquired company prior to its acquisition. Adjusted Revenue is a non-GAAP financial measure that management uses to evaluate growth of the business period over period, excluding the impact of adjustments due to purchase accounting. Adjusted Revenue should be considered in addition to Revenue, but should not be considered a substitute for, or superior to, Revenue. In addition, our definition of Adjusted Revenue may not be comparable to the definitions as reported by other companies. We believe that it is important to evaluate growth on this basis. We expect our Adjusted Revenue to converge over time with our GAAP revenue.

The following table presents a reconciliation of Adjusted Revenue:

	Years Ended December 31,
	2021	2020
Revenue	$263,427	$148,376
Impact of fair value adjustment on acquired unearned revenue	11,476	—
Adjusted revenue	$274,903	$148,376
Revenue percentage change	78%
Adjusted revenue percentage change	85%

Longer-term contracts amounted to 35% of our revenue in the fourth quarter of 2021, which is up 1% from 34% in the fourth quarter of 2020. The amount of revenue that we derived from longer-term contracts in the fourth quarter of 2021 increased by approximately $12.4 million, an increase of 81% compared to the amount that we recognized in the fourth quarter of 2020.

Gross profit percentage of 73% for 2021 was impacted by the amount of acquired unearned revenue we did not recognize. Gross profit percentage was 75% and 76% for 2020 and 2019, respectively.

Business Trends

The following discussion highlights key trends affecting our business.

•
Macro-economic Conditions and Industry Trends. Because most of our customers are B2B technology companies, the success of our business is intrinsically linked to the health, and subject to the market conditions, of the IT industry. Despite the current uncertainty in the economy, there are several factors indicating positive IT spending over the next few years is likely. We believe there are several IT catalysts such as AI, security, data analytics, and cloud migrations, to name a few. Our growth continues to be driven in large part by the return on the investments we made in our data analytics suite of products, which continues to drive market share gains for us. While we will continue to invest in this growth area, management will also continue to carefully control discretionary spending such as travel and entertainment, and the filling of new and replacement positions, in an effort to maintain profit margins and cash flows.
•
COVID-19. Throughout 2021, we have been impacted by COVID-19 in multiple ways; we noted an acceleration of our international revenue as customers in those regions moved from face-to-face events to online platforms; we noted a reticence among certain of our customers to enter into longer-term contractual relationships which had a negative impact on the percentage of revenue under longer-term contracts; we noted our ability to expand our new logo acquisition with our Priority Engine Express offering was negatively impacted. We anticipate certain of these trends to continue throughout 2022.

•
Brexit. The United Kingdom’s June 2016 referendum, in which voters approved an exit of the United Kingdom from the European Union, commonly referred to as “Brexit,” resulted in significant general economic uncertainty as well as volatility in global stock markets and currency exchange rate fluctuations. In March 2017, the United Kingdom served notice to the European Council under Article 50 of the Lisbon Treaty of its intention to withdraw from the European Union. As of January 30, 2020, the United Kingdom’s membership in the European Union was terminated and an eleven-month transition period began. In December 2020, the United Kingdom and the European Union agreed on a trade and cooperation agreement, under which the United Kingdom and the European Union will now form two separate markets governed by two distinct regulatory and legal regimes. The trade and cooperation agreement covers the general objectives and framework of the relationship between the United Kingdom and the European Union, including as it relates to trade, transport and visas. Notably, under the trade and cooperation agreement, United Kingdom service suppliers no longer benefit from automatic access to the entire European Union single market, United Kingdom goods no longer benefit from the free movement of goods and there is no longer the free movement of people between the United Kingdom and the European Union. Depending on the application of the terms of the trade and cooperation agreement, we could face new regulatory costs and challenges. The full effect of Brexit remains uncertain and depends on the application of the terms of the trade and cooperation agreement. Our revenue generated from customers who have billing addresses within the United Kingdom was approximately 14% of our total revenues for the year ended December 31, 2021.
•
Customer Demographics. In the year ended December 31, 2021, revenues from our legacy global customers (a static cohort comprised of our 10 historically largest on premises hardware technology companies), increased by approximately 59% compared to the prior year. Revenues from our remaining customers increased 95% from the prior year.

Our key strategic initiatives include:

•
Geographic – During 2021, approximately 38% of our revenues were derived from international campaigns.
•
Product –Purchase intent data continues to drive our product road strategy. During 2022, we intend to improve upon our sales use case by expanding our sales alerts and inbound converter features among other strategic objectives. We will also incorporate the purchase intent data from BrightTALK into Priority Engine™.

Our revenues were up 78% in 2021 compared to 2020, which was primarily driven by the increases noted above. We have looked extensively at the dynamics between IT Deal Alert™ and other offerings and have evaluated whether our growth in IT Deal Alert™ customers is taking away from other products for those same accounts. However, our data indicates that this is not the case, and while our sales team is leading with IT Deal Alert™, our sales team continues to emphasize the benefits of integration across our product offerings.

Sources of Revenues

Revenue for the twelve-month periods ended December 31, 2021, 2020 and 2019 by geo-target were as follows (in thousands):

	Twelve Months Ended December 31,
			2021 vs.		2020 vs.
			2020		2019
	2021	2020	% change	2019	% change
Revenue
North America	$162,360	$90,919	79%	$89,582	1%
International	101,067	57,457	76%	44,375	29%
Total Revenues	$263,427	$148,376	78%	$133,957	11%

We sell customized marketing programs to B2B technology companies targeting a specific audience within a particular enterprise technology or business sector or sub-sector. We maintain multiple points of contact with our customers to provide support throughout their organizations and their customers’ IT sales cycles. As a result, our customers often run multiple advertising programs with us in order to target their desired audience of enterprise technology and business professionals more effectively. There are multiple factors that can impact our customers’ marketing and advertising objectives and spending with us, including but not limited to, IT product launches, increases or decreases to their advertising budgets, the timing of key industry marketing events, responses to competitor activities and efforts to address specific marketing objectives such as creating brand awareness or generating sales leads. Our products and services are generally delivered under short-term contracts that run for the length of a given program, typically less than nine months. In the quarter ended December 31, 2021 approximately 35% of our revenues were from longer-term contracts.

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

•
IT Deal Alert™ . A suite of data and services for B2B technology companies that leverages the detailed purchase intent data that we collect on enterprise technology organizations and professionals researching IT purchases on our Network. Through proprietary scoring methodologies, we use this insight to help our customers identify and prioritize accounts and contacts whose content consumption around specific enterprise technology topics indicates that they are “in-market” for a particular product or service. The suite of products and services includes Priority Engine™, Qualified Sales Opportunities™, and Deal Data™. Priority Engine™ is a subscription service powered by our Activity Intelligence™ platform, which integrates with customer relationship management and marketing automation platforms from salesforce.com, Marketo, Eloqua, Pardot, and Integrate. The services are designed to deliver lead generation workflow solutions that enable marketers and sales forces to identify and understand accounts and individuals actively researching new technology purchases and then to engage those active prospects. Qualified Sales Opportunities™ is a product that profiles specific in-progress purchase projects, including information on scope and purchase considerations. Deal Data™ is a customized solution aimed at sales intelligence and data scientist functions within our customer organizations. It renders our Activity Intelligence™ data into one-time offerings directly consumable by the customer’s internal applications.
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
•
BrightTALK platform. Allows our customers to create, host and promote webinars, virtual events and video content.

Cost of Revenues, Operating Expenses and Other

Expenses consist of cost of revenues, selling and marketing, product development, general and administrative, depreciation, amortization, and interest and other expense, net. Personnel-related costs are a significant component of each of these expense categories except for depreciation, amortization and interest and other expense, net.

Cost of Revenues. Cost of revenues consists primarily of: salaries and related personnel costs, member acquisition expenses (primarily keyword purchases from leading internet search sites), lead generation expenses, freelance writer expenses, website hosting costs; vendor expenses associated with the delivery of webcast, podcast, videocast and similar content and other offerings; stock-based compensation expenses; facility expenses and other related overhead.

Selling and Marketing. Selling and marketing expenses consist primarily of salaries and related personnel costs; sales commissions; travel and entertainment-related expenses; stock-based compensation expenses; facility expenses and other related overhead. Sales commissions are recorded as expense when earned by the employee, based on recorded revenue.

Product Development. Product development includes the creation and maintenance of our network of websites and data analytics framework, advertiser offerings and technical infrastructure. Product development expense consists primarily of salaries and related personnel costs; stock-based compensation expenses; facility expenses and other related overhead.

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

Amortization. Amortization expense consists of the amortization of intangible assets recorded in connection with our acquisitions, including changes in the value of contingent consideration in relation to certain of the acquisitions. Separable intangible assets that are not deemed to have an indefinite life are amortized over their estimated useful lives, which range from eighteen months to nineteen years, using methods that are expected to reflect the estimated pattern of economic use.

Interest and Other Expense, Net. Interest expense, net consists primarily of interest costs, inducement expense and the related amortization of deferred issuance costs on our Notes and amounts borrowed under our current and our prior loan agreements and amortization of premiums on our investments, less any interest income earned on cash, cash equivalents and short-term investments. We historically have invested our cash in money market accounts, municipal bonds, government agency bonds, U.S. Treasury securities, and corporate bonds. Other expense consists primarily of non-operating gains or losses, primarily related to realized and unrealized foreign currency gains and losses on trade assets and liabilities.

Application of Critical Accounting Policies and Use of Estimates

The discussion of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue, long-lived assets, goodwill, stock-based compensation, contingent liabilities, self-insurance accruals and income taxes. We base our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe to be reasonable. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Our actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments used in the preparation of our consolidated financial statements. See the notes to our consolidated financial statements for information about these critical accounting policies as well as a description of our other accounting policies.

Revenue Recognition

We generate substantially all of our revenues from the sale of targeted marketing and advertising campaigns, which we deliver via our network of websites, event channels and data analytics solutions (see above “Product and Service Offerings”). We recognize revenue when performance obligations are satisfied by transferring promised goods and services to customers in an amount the Company expects to receive in exchange for those goods or services. The Company enters into contracts that can include various combinations of its offerings which are generally capable of being distinct and accounted for as a separate performance obligation. When performance obligations are combined into a single contract, we utilize stand-alone selling price (“SSP") to allocate the transaction price among the performance obligations. Our estimates of SSP for each performance obligation require judgement that considers multiple factors such as historical pricing trends and pricing practices within different geographies.

Revenue from our brand and demand solutions is primarily recognized when the transfer of control occurs. Certain of the contracts within brand and demand solutions are duration-based campaigns which, in the event of customer cancellation, provide the Company with an enforceable right to a proportional payment for the portion of the campaign based on services provided. Accordingly, revenue from duration-based campaigns is recognized using a time-based measure of progress, which the Company believes best depicts how it satisfies its performance obligations in these arrangements as control is continuously transferred throughout the contract period. Revenue from microsites is recognized ratably over the life of the contract. Revenue from custom content creation is recognized over the expected period of performance using a single measure of progress, typically based on hours incurred. Payments received in advance of services being rendered are recorded as a component of contract liabilities.

Changes in judgements regarding these assumptions could impact the timing of revenue recognition.

Long-Lived Assets

Our long-lived assets consist primarily of property and equipment, capitalized software, goodwill, and other intangible assets. Goodwill and other intangible assets have arisen from our acquisitions. The amount assigned to intangible assets is subjective and based on our estimates of the future benefit of the intangible assets using accepted valuation techniques, such as discounted cash flow. Our long-lived assets, other than goodwill, are amortized over their estimated useful lives, which we determine based on the consideration of several factors including the period of time the asset is expected to remain in service. Intangible assets are amortized over their estimated useful lives, which range from eighteen months to nineteen years, using methods of amortization that are expected to reflect the estimated pattern of economic use. The carrying amounts of our acquired intangible assets are periodically reviewed for impairment whenever events or changes in circumstances indicate the assets may not be recoverable or their useful life is shorter than originally estimated. Consistent with our determination that we have only one reporting segment, we have determined that there is only one reporting unit and test goodwill for impairment at the entity level. We evaluate the carrying value and remaining useful lives of long-lived assets, other than goodwill, whenever indicators of impairment are present. We evaluate the carrying value of goodwill annually using the two-step process required by Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other (“ASC 350”). The first step of the impairment test is to identify potential impairment by comparing the reporting unit’s fair value with its net book value (or carrying amount), including goodwill. The fair value is estimated based on a market value approach. If the fair value of the reporting unit exceeds it carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is not performed. Whenever indicators of impairment are present, we would perform the second step and compare the implied fair value of the reporting unit’s goodwill, as defined by ASC 350, to it carrying value to determine the amount of the impairment loss, if any. As of December 31, 2021, there were no indications of impairment based on our analysis, and our estimated fair value exceeded our carrying value by a significant margin.

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

	Years Ended December 31,
	2021	2020	2019
Expected volatility	44%	40%	39%
Expected term	6 years	6 years	6 years
Risk-free interest rate	0.82%	0.34%	2.15%
Expected dividend yield	—%	—%	—%
Weighted-average grant date fair value per share	$27.98	$11.29	$8.08

The expected volatility of options granted in 2021, 2020, and 2019 was determined using a weighted average of the historical volatility of our stock for a period equal to the expected life of the option. The risk-free interest rate is based on a zero-coupon U.S. treasury instrument whose term is consistent with the expected life of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. We applied an estimated annual forfeiture rate based on historical averages in determining the expense recorded in each period.

Internal-Use Software and Website Development Costs

We capitalize costs of materials, consultants and compensation and related expenses of employees who devote time to the development of internal-use software and website applications. We begin to capitalize our costs to develop software and website applications when planning stage efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed, and the software will be used as intended. Our judgment is required in determining the point at which various projects enter the state at which costs may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized, which is generally three years. To the extent that we change the manner in which we develop and test new features and functionalities related to our internal use software and websites, assess the ongoing value of capitalized assets or determine the estimated useful lives over which the costs are amortized, the amount of internal use software and website development costs we capitalize and amortize in future periods would be impacted. We review capitalized internal-use software and website development costs for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We would recognize an impairment loss only if the carrying amount of the asset is not recoverable and exceeds its fair value. There were no impairments to internal-use software and website developments costs during the years ended December 31, 2021, 2020 or 2019. We capitalized internal-use software and website development costs of $11.5 million, $6.1 million, and $5.1 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Income Taxes

We are subject to income taxes in both U.S. and foreign jurisdictions, and we use estimates in determining our provision for income taxes. We recognize deferred tax assets and liabilities based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates expected to be in effect when such differences are settled.

Our net deferred tax liabilities are comprised primarily of book to tax differences on stock-based compensation, intangible asset basis, net operating loss carryforwards, valuation allowance and timing of deductions for right-of-use assets and lease liabilities, accrued expenses, depreciation, and amortization.

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Years Ended December 31,
	2021		2020		2019
	($ in thousands)
Revenues:	$263,427	100%	$148,376	100%	$133,957	100%
Total cost of revenues	68,153	26	37,344	25	31,858	24
Amortization of acquired technology	3,055	1	—	—	—	—
Gross profit	192,219	73	111,032	75	102,099	76
Operating expenses:
Selling and marketing	95,757	36	55,455	37	52,462	39
Product development	11,639	4	7,827	5	8,107	6
General and administrative	34,975	13	18,983	13	14,088	11
Depreciation	5,634	2	4,809	3	4,572	4
Amortization	9,860	4	1,137	1	131	0
Total operating expenses	157,865	60	88,211	59	79,360	59
Operating income	34,354	13	22,821	16	22,739	17
Interest and other expense, net	(23,275)	(9)	(317)	(0)	(691)	(1)
Income before provision for income taxes	11,079	4	22,504	16	22,048	16
Provision for income taxes	10,130	4	5,436	4	5,173	4
Net income	$949	0%	$17,068	12%	$16,875	12%

Impact of Acquisitions

The comparability of our operating results for the years ended December 31, 2021 was impacted by our recent acquisitions, including the acquisition of BrightTALK Limited in December 2020.

Comparison of Fiscal Years Ended December 31, 2021 and 2020

Revenues

	Years Ended December 31,
	2021	2020	Increase	Percent Change
	($ in thousands)
Total revenues	$263,427	$148,376	$115,051	78%

Revenues for the year ended December 31, 2021 (“fiscal 2021”) increased 78% over the year ended December 31, 2020 (“fiscal 2020”), primarily due to customers increasing their spend for additional data-driven marketing products. Priority Engine™, lead generation and brand revenue each increased over prior year and contributed to our growth, as well as revenue attributed to our acquisitions, which significantly contributed to our growth. As required under GAAP, we recorded unearned revenue related to acquired contracts from acquired entities at fair value on the date of acquisition. As a result, we did not recognize certain revenue related to these acquired contracts that the acquired entities would have otherwise recorded as an independent entity.

Cost of Revenues and Gross Profit

	Years Ended December 31,
	2021	2020	Increase	Percent Change
	($ in thousands)
Cost of revenues	$68,153	$37,344	$30,809	83%
Amortization of acquired technology	3,055	—	3,055	—
Total cost of revenues	$71,208	$37,344	$33,864	91%
Gross profit	$192,219	$111,032	$81,187	73%
Gross profit percentage	73%	75%

Cost of Revenues. Cost of revenues for fiscal 2021 increased by $33.9 million as compared to fiscal 2020. The increase in cost of revenues in fiscal 2021 was primarily driven by the increase in amortization attributable to acquired technology, variable costs attributable to contracted services costs related to fulfilling campaigns combined with additional costs from recent acquisitions.

Gross Profit. Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. Gross profit percentage was 73% for fiscal 2021 and 75% for fiscal 2020. The decrease was primarily impacted by the amount of acquired unearned revenue we did not recognize in accordance with GAAP.

Operating Expenses and Other

	Years Ended December 31,
	2021	2020	Increase	Percent Change
	($ in thousands)
Operating expenses:
Selling and marketing	$95,757	$55,455	$40,302	73%
Product development	11,639	7,827	3,812	49
General and administrative	34,975	18,983	15,992	84
Depreciation	5,634	4,809	825	17
Amortization	9,860	1,137	8,723	767
Total operating expenses	$157,865	$88,211	$69,654	79%
Interest and other expense, net	$(23,275)	$(317)	$(22,958)	7242%
Provision for income taxes	$10,130	$5,436	$4,694	86%

Selling and Marketing. Sales and marketing costs increased by $40.3 million for fiscal 2021 as compared to the fiscal 2020 primarily as a result of an increase in headcount and salaries, related to our acquisitions, and other related costs (including an increase in stock compensation of $8.0 million).

Product Development. Product development costs increased by $3.8 million in fiscal 2021 as compared to fiscal 2020. Pay and benefit costs increased by $1.3 million, primarily due to our increased headcount associated with our acquisitions. Additionally, the stock-based compensation costs increased by $1.2 million, primarily due to increase in stock price and the additional awards to new employees following our recent acquisitions.

General and Administrative. General and administrative costs increased by $16.0 million in fiscal 2021 as compared to fiscal 2020, primarily due to a $10.8 million increase in stock-based compensation and labor related expenses also increased $4.1 million.

Depreciation. Depreciation expense in fiscal 2021 increased by $0.8 million as compared to fiscal 2020, primarily due to increased capital expenditures.

Amortization. Amortization expense in fiscal 2021 increased by $8.7 million as compared to fiscal 2020, primarily due to intangible assets acquired in 2020 and 2021 and changes to contingent consideration from certain of our acquisitions.

Interest and Other Expense, Net. Interest and other expense, net in fiscal 2021 increased by $23.0 million as compared to fiscal 2020, primarily due to the increase in inducement expense of $21.2 million incurred in connection with the retirement of approximately $149.9 million aggregate principal amount of our 2025 Notes (the “Inducement Expense”).

Provision for Income Taxes. Our effective tax rate was 91.0% and 24.2% for the years ended December 31, 2021 and 2020, respectively. The higher rate in 2021 as compared to 2020 was primarily due to increases in non-deductible expenses, driven mainly by the non-deductible Inducement Expense, and offset, in part, by an increase in excess tax benefits of stock-based compensation. The effective tax rate differs from the statutory rate primarily due to permanent differences of non-deductible expenses, excess tax deductions from stock-based compensation, state income taxes, and foreign income taxes.

Comparison of Fiscal Years Ended December 31, 2020 and 2019

Revenues

	Years Ended December 31,
	2020	2019	Increase	Percent Change
	($ in thousands)
Total revenues	$148,376	$133,957	$14,419	11%

Revenues for the year ended December 31, 2020 increased 11% over the year ended December 31, 2019. The increase in revenues was mainly due to increases in our lead generation business and our growth in international revenue due to shifts in marketing spend resulting from the impacts of COVID-19. Priority Engine™ revenues were up 5% in fiscal 2020 compared to fiscal 2019.

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

Liquidity and Capital Resources

Resources

Our cash and investments at December 31, 2021 totaled $381.7 million, a $299.0 million increase from December 31, 2020, primarily driven by cash generated from operations and a portion of the net proceeds from our December 2021 convertible debt offering of the 2026 Notes, offset in part by investments in property and equipment of $12.6 million. We believe that our existing cash and investments, and our cash flow from operating activities will be sufficient to meet our anticipated cash needs for at least the next 12 months and beyond. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion internationally, future acquisitions we might undertake and any expansion into complementary businesses. To the extent that our cash and investments and cash flow from operating activities are insufficient to fund our future activities, we may raise additional funds through bank credit arrangements or public or private equity or debt financings. We may utilize the capacity available under our existing $75 million line of credit, raise additional funds in the event we determine in the future to effect one or more additional acquisitions of businesses.

	As of December 31,
	2021	2020	2019
Cash, cash equivalents and investments	$381,699	$82,700	$57,499
Accounts receivable, net	$51,095	$40,183	$27,102

Cash, Cash Equivalents and Investments

Our cash, cash equivalents and investments at December 31, 2021 were held for working capital purposes and were invested primarily in pooled bond fund. We do not enter into investments for trading or speculative purposes.

Accounts Receivable, Net

Our accounts receivable balance fluctuates from period to period, which affects our cash flows from operating activities. The fluctuations vary depending on the timing of our service delivery and billing activity, cash collections, and changes to our allowance for doubtful accounts. We use days sales outstanding (“DSO”) as a measurement of the quality and status of our receivables. We define DSO as net accounts receivable at quarter end divided by total revenues for the applicable period, multiplied by the number of days in the applicable period. DSO was 60 days at December 31, 2021, 57 days at December 31, 2020 and 69 days at December 31, 2019. The net accounts receivable days for 2020, exclude our December 2020 acquisitions. The change in DSO year over year is primarily due to the timing of payments from all classes of customers.

Cash Flows

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
Net cash provided by operating activities	$81,699	$52,453	$39,449
Net cash used in investing activities	$(56,984)	$(175,747)	$(10,847)
Net cash provided by (used in) financing activities	$254,459	$153,366	$(10,721)

Operating Activities

Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, the provision for bad debt, stock-based compensation, deferred income taxes, and the effect of changes in working capital and other activities.

The increase in cash provided by operating activities in fiscal 2021 compared to fiscal 2020 was primarily the result of increases in non-cash stock compensation of $21.7 million, a $13.5 million increase in depreciation and amortization expense, a $21.2 million increase in induced conversion expense and changes in operating assets and liabilities, primarily driven by a $13.8 million decrease in accrued expenses.

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

Investing Activities

Cash used in investing activities in the year ended December 31, 2021 was $57.0 million; which consisted of $12.6 million for the purchase of property and equipment and other capitalized assets, primarily made up of computer equipment and related software and internal-use development costs, $20 million for the acquisition of certain investment holdings, and $24.3 million for the purchase of Xtelligent Healthcare Media, LLC during July 2021.

Cash used in investing activities in the year ended December 31, 2020 was $175.7 million; which consisted of $6.7 million for the purchase of property and equipment and other capitalized assets, primarily made up of computer equipment and related software and internal-use development costs, and $174.0 million for the purchase of various businesses during 2020, offset in part by $5.0 million from sales of short-term investments.

Cash used in investing activities in the year ended December 31, 2019 was $10.8 million; which consisted of $6.3 million for the purchase of property and equipment and other capitalized assets, primarily made up of computer equipment and related software and internal-use development costs, and $5.0 million for the purchase of investments, offset in part by $0.5 million from the maturity of short-term investments.

Capital Expenditures. We have made capital expenditures primarily for computer equipment and related software needed to host our websites, internal-use software development costs, as well as for leasehold improvements and other general purposes to support our growth. Our capital expenditures totaled $12.6 million, $6.7 million, and $6.3 million for the years ended December 31, 2021, 2020, and 2019, respectively. A majority of our capital expenditures in 2021, 2020, and 2019 were internal-use software and website development costs and, to a lesser extent, computer equipment and related software.

We anticipate that we will spend approximately $15 million in capital expenditures in 2022, primarily for internal-use software and website development costs and computer equipment and related software. We are not currently party to any purchase contracts related to future capital expenditures. We believe we can fund these future additions through cash generated from operations.

Financing Activities

During 2021, we received net proceeds from our 2026 Notes offering of approximately $414 million, offset by $147 million used for repurchase and conversion of a portion of the outstanding 2025 Notes. We utilized $0 million, $14.8 million, and $7.1 million for the repurchase of shares under our stock repurchase programs in 2021, 2020, and 2019, respectively, as well as $0.4 million, $3.5 million, and $2.8 million related to tax withholdings on net share settlements in 2021, 2020, and 2019, respectively.

Common Stock Repurchase Programs

On November 7, 2018, we announced a stock repurchase program (the “November 2018 Stock Repurchase Program”) whereby we were authorized to repurchase up to an aggregate amount of $25.0 million of the shares of our common stock from time to time on the open market or in privately negotiated transactions at prices and in a manner that may be determined by management. We repurchased 736,760 and 411,849 shares at an aggregate purchase price of $14.8 million and $7.1 million at an average share price of $20.10 and $17.1 during the years ended December 31, 2020 and 2019, respectively, under the November 2018 Stock Repurchase Program. We terminated the November 2018 Stock Repurchase Program in May 2020.

In May 2020, we announced that our Board of Directors had authorized a $25.0 million stock repurchase program (the “May 2020 Repurchase Program”) whereby we are authorized to repurchase shares of our common stock from time to time on the open market or in privately negotiated transactions at prices and in the manner that may be determined by management. No amounts were repurchased under this plan during 2021.

Repurchased shares were recorded under the cost method and are reflected as treasury stock in the accompanying Consolidated Balance Sheets. All repurchased shares were funded with cash on hand (see Note 12 to our Consolidated Financial Statements).

Convertible Senior Notes and Contractual Commitments

In December 2021, the Company issued $414 million in aggregate principal amount of 0.00% convertible senior notes (“2026 Notes”) due December 15, 2026, unless earlier repurchased by the Company or converted by the holder pursuant to their terms. Special interest, if any, is payable semiannually in arrears on June 15 and December 15 of each year.

The 2026 Notes are governed by an Indenture between the Company, as issuer, and U.S. Bank, National Association, as trustee. The 2026 Notes are unsecured and rank senior in right of payment to the Company’s future indebtedness that is expressly subordinated in right of payment to the 2026 Notes and equal in right of payment to the Company’s unsecured indebtedness that is not so subordinated.

Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s election.

The 2026 Notes have an initial conversion rate of 7.6043 shares of common stock per $1,000 principal amount of 2026 Notes. This represents an initial effective conversion price of approximately $131.50 per share of common stock and 3,148,180 shares issuable upon conversion. Throughout the term of the 2026 Notes, the conversion rate may be adjusted upon the occurrence of certain events. Holders of the 2026 Notes will not receive any cash payment representing accrued and unpaid interest, if any, upon conversion of a 2026 Note.

Proceeds from the 2026 Notes were utilized to retire $149.9 million of the 2025 Notes and for general corporate purposes.

In December 2020, the Company issued $201.3 million in aggregate principal amount of 0.125% convertible senior notes (the “2025 Notes”) due December 15, 2025, unless earlier repurchased by the Company or converted by the holder pursuant to their terms. Interest is payable semiannually in arrears on June 15 and December 15 of each year, which commenced on June 15, 2021.

The 2025 Notes are governed by an indenture between the Company, as issuer, and U.S. Bank National Association, as trustee (the “Indenture”). The 2025 Notes are unsecured and rank senior in right of payment to the Company’s future indebtedness that is expressly subordinated in right of payment to the Notes and equal in right of payment to the Company’s unsecured indebtedness that is not so subordinated.

Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s election.

The 2025 Notes have an initial conversion rate of 14.1977 shares of common stock per $1,000 principal amount of the Notes. This represents an initial effective conversion price of approximately $70.43 per share of common stock and 2,857,447 shares issuable upon conversion of the full aggregate principal amount of the 2025 Notes. Throughout the term of the 2025 Notes, the conversion rate may be adjusted upon the occurrence of certain events. As of December 31, 2021, no such adjustment has occurred. Holders of the 2025 Notes will not receive any cash payment representing accrued and unpaid interest, if any, upon conversion of a Note, except in limited circumstances. Accrued but unpaid interest will be deemed to be paid by cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock paid or delivered, as the case may be, to the holder upon conversion of the Notes.

After the induced conversion of $149.9 million aggregate principal amount of the 2025 Notes in December 2021, approximately $51 million of aggregate principal and 1,021,285 shares issuable upon conversion of the full aggregate principal amounts of the remaining 2025 Notes.

As of December 31, 2021, our principal contractual commitments consist of obligations under leases for office space and our Convertible Debt. The offices are leased under non-cancelable operating lease agreements that expire through 2029.

See Note 9 to our Consolidated Financial Statements for further information on the Notes and Note 10 to our Consolidated Financial Statements for further information with respect to our operating leases.

Line of Credit

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

Foreign Currency Exchange Risk

We currently have subsidiaries in the United Kingdom, Hong Kong, Australia, Singapore, Germany and France. Approximately 28% of our revenues for the year ended December 31, 2021 were derived from customers with billing addresses outside of the United States and our foreign exchange gains/losses were not significant. Currently, our largest foreign currency exposures are the euro and British pound. We performed a sensitivity analysis on the impact of foreign exchange fluctuations on our operating income, based on our financial results for the year ended December 31, 2021. For the year ended December 31, 2021, we estimate that a 10% unfavorable movement in foreign currency exchange rates would have decreased operating income by less than $150 thousand assuming that all currencies moved in the same direction at the same time and a constant ratio of non-U.S. dollar denominated revenue and expenses to U.S. dollar denominated revenue and expenses. Since a portion of our revenue is deferred revenue that is recorded at different foreign currency exchange rates, the impact to revenue of a change in foreign currency exchange rates is recognized over time, and the impact to expenses is more immediate, as expenses are recognized at the current foreign currency exchange rate in effect at the time the expense is incurred. We currently believe our exposure to foreign currency exchange rate fluctuations is financially immaterial and therefore have not entered into foreign currency hedging transactions.

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

Interest Rate Risk

At December 31, 2021, we had cash and investments totaling $381.7 million. The cash and investments were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income. Our Convertible Notes bear interest at fixed rates. Our line of credit agreement, which we currently do not have any amounts outstanding, bears interest at LIBOR, or its’ replacement rate, plus 2.0% to 2.75%.

Inflation

Although we cannot accurately anticipate the future effect of inflation on our financial condition or results of operations, inflation historically has not had a material impact on our operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases for services. Our inability to do so could harm our business, financial condition or results of operations.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

TechTarget, Inc.

Newton, Massachusetts

Opinion on the Consolidated Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of TechTarget, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes to the consolidated financial statements (collectively referred to as the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control —Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for convertible notes as of January 1, 2020 due to the adoption of Financial Accounting Standards Board Accounting Standards Update 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40).

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

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition - Refer to Notes 2 and 3 to the Consolidated Financial Statements

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

•
We tested the effectiveness of controls over revenue recognition, including those over the identification of performance obligations included in the transaction, the allocation of transaction price to these performance obligations, and the timing of revenue recognition.
•
We evaluated the Company’s accounting policies in the context of the applicable accounting standards.
•
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

Inducement of Convertible Notes - Refer to Note 9 to the Consolidated Financial Statements

Critical Audit Matter Description

On December 8, 2021, the Company entered into contracts with existing noteholders of its’ 0.125% convertible senior notes due December 2025 to exchange their notes for new 0.0% convertible notes due 2026. A combination of cash and securities in excess of the fair value of the notes was offered to incentivize noteholder participation. As part of the transaction, 811,189 shares of Company’s common stock were issued to the existing noteholders. The Company concluded the exchange of the existing notes combined with the issuance of the common stock shares qualified as an inducement and not an extinguishment of the original debt and issuance of new debt.

Accounting for transactions in convertible debt is complex. The relevant accounting guidance is both complex and subject to different interpretations based on similar fact patterns. In particular, considerable attention is required in assessing the primacy of which accounting standards among seeming alternatives apply.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the inducement of convertible debt included the following, among others:

•
We examined source documents underlying the transaction including the Offering Memorandum, the Indenture Agreement, and the Purchase Agreement.
•
We obtained an understanding of and evaluated the Company’s interpretation and application of the relevant accounting pronouncements.
•
We inquired of and analyzed the Company’s process underlying its conclusion including evaluating the technical competence of any outside experts used.
•
We queried management regarding their knowledge of similar recent transactions reported by other public registrants. For any similar transactions identified, we evaluated the relevant facts and circumstances, and compared the accounting treatment and disclosures to that of the Company’s.
•
We utilized our most experienced professionals to research the accounting guidance, including:
o
Challenging management not only as to the appropriateness of the guidance followed by them but also as to why other seemingly related guidance was not applicable.
o
Performed our own research for similar transactions, analyzed the facts, and evaluated the treatment as compared to the current transaction.

/s/ Stowe & Degon, LLC

Westborough, Massachusetts

February 28, 2022

We have served as the Company’s auditor since 2019.

TechTarget, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$361,623	$82,616
Short-term investments	20,076	84
Accounts receivable, net of allowance for doubtful accounts of $2,514 and $1,754, respectively	51,095	40,183
Prepaid taxes	51	796
Prepaid expenses and other current assets	5,266	4,084
Total current assets	438,111	127,763
Property and equipment, net	18,720	13,661
Goodwill	197,073	179,118
Intangible assets, net	110,390	108,872
Operating lease assets with right-of-use	23,339	26,031
Deferred tax assets	474	216
Other assets	893	907
Total assets	$789,000	$456,568
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,783	$4,303
Current operating lease liability	4,073	3,611
Accrued expenses and other current liabilities	16,638	16,539
Accrued compensation expenses	14,540	5,789
Income taxes payable	474	487
Contract liabilities	30,492	15,689
Total current liabilities	70,000	46,418
Non-current operating lease liability	24,021	26,943
Convertible senior notes	453,194	153,882
Other liabilities	2,779	2,971
Deferred tax liabilities	16,249	23,848
Total liabilities	566,243	254,062
Commitments and contingencies (See Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 57,144,740 and 55,633,155 shares issued, respectively; 29,633,898 and 28,122,603 shares outstanding, respectively	57	56
Treasury stock, at cost; 27,510,842 and 27,510,552 shares, respectively	(199,796)	(199,796)
Additional paid-in capital	383,436	363,055
Accumulated other comprehensive income	298	1,611
Retained earnings	38,762	37,580
Total stockholders’ equity	222,757	202,506
Total liabilities and stockholders’ equity	$789,000	$456,568

See accompanying Notes to Consolidated Financial Statements.

TechTarget, Inc.

Consolidated Statements of Income and Comprehensive Income (Loss)

(in thousands, except per share data)

	For the Years Ended December 31,
	2021	2020	2019
Revenues:
Total revenues	$263,427	$148,376	$133,957
Cost of revenues:
Cost of revenues(1)	68,153	37,344	31,858
Amortization of acquired technology	3,055	—	—
Gross profit	192,219	111,032	102,099
Operating expenses:
Selling and marketing(1)	95,757	55,455	52,462
Product development(1)	11,639	7,827	8,107
General and administrative(1)	34,975	18,983	14,088
Depreciation, excluding depreciation of $1,901, $991, $296 included in cost of revenues	5,634	4,809	4,572
Amortization	9,860	1,137	131
Total operating expenses	157,865	88,211	79,360
Operating income	34,354	22,821	22,739
Interest and other (expense), net	(23,275)	(317)	(691)
Income before provision for income taxes	11,079	22,504	22,048
Provision for income taxes	10,130	5,436	5,173
Net income	$949	$17,068	$16,875
Other comprehensive income (loss), net of tax:
Unrealized (loss) on investments	$(11)	$—	$—
Foreign currency translation adjustments	(1,302)	1,930	(104)
Other comprehensive income (loss)	(1,313)	1,930	(104)
Comprehensive income (loss)	$(364)	$18,998	$16,771
Net income per common share:
Basic	$0.03	$0.61	$0.61
Diluted	$0.03	$0.61	$0.60
Weighted average common shares outstanding:
Basic	28,434	27,855	27,874
Diluted	29,474	28,675	28,312

(1)
Amounts include stock-based compensation expense as follows:

Cost of revenues	$2,147	$410	$210
Selling and marketing	$18,542	$10,560	$8,936
Product development	$1,729	$550	$408
General and administrative	$16,070	$5,289	$4,663

See accompanying Notes to Consolidated Financial Statements.

TechTarget, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share data)

	Common Stock		Treasury Stock		Additional	Accumulated Other	Total	Total
	Number of Shares	$0.001 Par Value	Number of Shares	Cost	Paid-In Capital	Comprehensive Income (Loss)	Retained Earnings	Stockholders’ Equity
Balance, December 31, 2018	54,117,325	$54	26,326,280	$(177,905)	$307,014	$(215)	$3,637	$132,585
Issuance of common stock from stock options and restricted stock units	763,323	1	—	—	385	—	—	386
Purchase of common stock through stock buyback	—	—	411,849	(7,067)	—	—	—	(7,067)
Tax withholdings related to net share settlement of RSU’s	23,176	—	23,176	—	(2,790)	—	—	(2,790)
Stock-based compensation expense(1)	—	—	—	—	13,066	—	—	13,066
Unrealized loss on foreign currency exchange	—	—	—	—	—	(104)	—	(104)
Net income	—	—	—	—	—	—	16,875	16,875
Balance, December 31, 2019	54,903,824	$55	26,761,305	$(184,972)	$317,675	$(319)	$20,512	$152,951
Issuance of common stock from exercise of options	50,000	1	—	—	550	—	—	551
Issuance of common stock from restricted stock awards	666,844	—	—	—	—	—	—	—
Purchase of common stock through stock buyback	—	—	736,760	(14,824)	—	—	—	(14,824)
Impact of net settlements	12,487	—	12,487	—	(3,539)	—	—	(3,539)
Deferred tax effect from Convertible Debt	—	—	—	—	(10,559)	—	—	(10,559)
Stock-based compensation expense(1)	—	—	—	—	17,869	—	—	17,869
Equity component of convertible senior notes	—	—	—	—	41,059	—	—	41,059
Unrealized gain on foreign currency exchange	—	—	—	—	—	1,930	—	1,930
Net income	—	—	—	—	—	—	17,068	17,068
Balance, December 31, 2020	55,633,155	$56	27,510,552	$(199,796)	$363,055	$1,611	$37,580	$202,506
Reclassification due to the adoption of ASU 2020-06	—	—	—	—	(30,500)	—	233	(30,267)
Issuance of common stock from exercise of options	2,500	—	—	—	16	—	—	16
Issuance of common stock from restricted stock awards	697,606	—	—	—	—	—	—	—
Registration fees	—	—	—	—	(29)	—	—	(29)
Impact of net settlements	290	—	290	—	(370)	—	—	(370)
Issuance of common stock in connection with repurchase, conversion and inducement of convertible senior notes	811,189	1	—	—	19,948	—	—	19,949
Deferred tax effect from Convertible Debt	—	—	—	—	1,031	—	—	1,031
Stock-based compensation expense(1)	—	—	—	—	30,285	—	—	30,285
Unrealized loss on investments	—	—	—	—	—	(11)	—	(11)
Unrealized loss on foreign currency exchange	—	—	—	—	—	(1,302)	—	(1,302)
Net income	—	—	—	—	—	—	949	949
Balance, December 31, 2021	57,144,740	$57	27,510,842	$(199,796)	$383,436	$298	$38,762	$222,757

(1) Excludes $9.1 million, $0.8 million, and $1.9 million of accrued compensation expense that has not been issued for the years ended December 31, 2021, 2020, and 2019, respectively.

See accompanying Notes to Consolidated Financial Statements.

TechTarget, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2021	2020	2019
Operating Activities:
Net income	$949	$17,068	$16,875
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,535	5,800	4,868
Amortization	12,915	1,137	131
Provision for bad debt	904	218	339
Stock-based compensation	38,550	16,809	14,217
Amortization of debt issuance costs	1,364	47	9
Deferred tax provision	2,849	(203)	(1,097)
Induced conversion expenses	21,229	—	—
Changes in operating assets and liabilities:
Accounts receivable	(11,820)	97	2,601
Operating lease assets (ROU)	1,738	2,757	2,736
Prepaid expenses and other current assets	(1,175)	(260)	1,011
Other assets	91	850	(74)
Accounts payable	(517)	1,222	164
Income taxes payable	1,526	633	2,524
Accrued expenses and other current liabilities	(7,586)	6,213	(792)
Accrued compensation expenses	12	322	94
Operating lease liability (ROU)	(1,483)	(3,110)	(2,920)
Contract liabilities	14,806	(118)	(1,237)
Other liabilities	(188)	2,971	—
Net cash provided by operating activities	81,699	52,453	39,449

Investing activities:
Purchases of property and equipment, and other capitalized assets	(12,631)	(6,660)	(6,335)
Purchases of investments	(20,007)	(111)	(5,012)
Proceeds from sales and maturities of investments	—	5,042	500
Acquisitions of business, net of acquired cash	(24,346)	(174,018)	—
Net cash used in investing activities	(56,984)	(175,747)	(10,847)

Financing activities:
Tax withholdings related to net share settlements	(370)	(3,539)	(2,790)
Purchase of treasury shares and related costs	—	(14,824)	(7,067)
Proceeds from exercise of stock options	16	551	386
Registration fees	(29)	—	—
Payment of earnout liabilities	(1,059)	—	—
Debt issuance costs	(10,950)	(12)	—
Proceeds from the issuance of convertible senior notes	414,000	194,940	—
Payments for repurchase and conversion of convertible senior notes	(147,149)	—	—
Loan Agreement and Term loan principal payment	—	(23,750)	(1,250)
Net cash provided by (used in) financing activities	254,459	153,366	(10,721)
Effect of exchange rate changes on cash and cash equivalents	(167)	57	(67)
Net increase in cash and cash equivalents	279,007	30,129	17,814
Cash and cash equivalents at beginning of period	82,616	52,487	34,673
Cash and cash equivalents at end of period	$361,623	$82,616	$52,487

Supplemental disclosure of cash flow information:
Cash paid for taxes, net	$5,477	$4,906	$3,581

See accompanying Notes to Consolidated Financial Statements

TechTarget, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2021, 2020, and 2019

(In thousands, except share and per share data, where otherwise noted or instances where expressed in millions)

1. Organization and Operations

TechTarget, Inc. and its subsidiaries (collectively, the “Company”) is a global data and analytics leader and software provider for buyers of purchase intent-driven marketing and sales data for enterprise technology vendors. The Company’s service offerings enable technology vendors to better identify, reach and influence corporate information technology (“IT”) decision-makers actively researching specific IT purchases. The Company improves vendors’ ability to impact these audiences for business growth using advanced targeting, analytics and data services complemented by customized marketing programs that integrate demand generation, brand advertising techniques, and content curation and creation. The Company operates a network of approximately 150 websites and 1,080 webinars and virtual event channels, which each focus on a specific IT sector such as storage, security or networking. IT and business professionals have become increasingly specialized, and they have come to rely on the Company’s sector-specific websites and webinars and virtual event channels for purchasing decision support. The Company’s content platforms enable IT and business professionals to navigate the complex and rapidly changing IT landscape where purchasing decisions can have significant financial and operational consequences. At critical stages of the purchase decision process, these content offerings through different channels meet IT and business professionals’ needs for expert, peer and IT vendor information and provide platforms on which business-to-business technology companies can launch targeted marketing campaigns which generate measurable return on investment. Based upon the logical clustering of members and users’ respective job responsibilities and the marketing focus of the products being promoted by the Company’s customers, the Company categorizes its content offerings to address the key market opportunities and audience extensions across a portfolio of distinct market categories: Security; Networking; Storage; Data Center and Virtualization Technologies; CIO/IT Strategy; Business Applications and Analytics; Application Architecture and Development; and ANCL Channel.

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

The Company’s offerings consist of:

•
IT Deal Alert™ . A suite of data and services for B2B technology companies that leverages the detailed purchase intent data that the Company collect on enterprise technology organizations and professionals researching IT purchases on our virtual event and webinar channels and our network of websites. Through proprietary scoring methodologies, the Company uses this insight to help our customers identify and prioritize accounts and contacts whose content consumption around specific enterprise technology topics indicates that they are “in-market” for a particular product or service. The suite of products and services include Priority Engine™, Qualified Sales Opportunities™, and Deal Data™. Priority Engine™ is a subscription service powered by the Company's Activity Intelligence™ platform, which integrates with customer relationship management and marketing automation platforms from salesforce.com, Marketo, Eloqua, Pardot, and Integrate. The service delivers lead generation workflow solutions that are designed to enable marketers and sales forces to identify and understand accounts and individuals actively researching new technology purchases and then to engage those active prospects. Qualified Sales Opportunities™ is a product that profiles specific in-progress purchase projects, including information on scope and purchase considerations. Deal Data™ is a customized solution aimed at sales intelligence and data scientist functions within the Company's customer organizations. It renders the Company's Activity Intelligence™ data into one-time offerings directly consumable by the customer’s internal applications. For Priority Engine as well as other duration based solutions, which are discussed below, revenue is recognized ratably over the contract period using the same time-based measure of progress for each of the distinct performance obligations. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Revenue from Qualified Sales Opportunities™, Deal Data™ and Research is recognized at the point in time when control is transferred to the customer, which occurs when the related reports are provided to the customer.

•
Demand Solutions. The Company's offerings enable its customers to reach and influence prospective buyers through content marketing programs, such as white papers, webcasts, podcasts, videocasts, virtual trade shows, and content sponsorships, designed to generate demand for their solutions, and through display advertising and other brand programs that influence consideration by prospective buyers. The Company believes this allows B2B technology companies to maximize return on investment (“ROI”) on marketing and sales expenditures by capturing sales leads from the distribution and promotion of content to the Company’s audience of enterprise technology and business professionals.

•
Brand Solutions. Our suite of brand solutions offerings provides B2B technology companies with direct exposure to targeted audiences of enterprise technology and business professionals actively researching information related to their products and services. The Company leverages its Activity Intelligence™ platform to enable significant segmentation and targeting of specific audiences that can be accessed through these programs. Components of brand programs may include on-network branding, off-network branding, and microsites and related formats.

•
Custom Content Creation. We also at times create white papers, case studies, webcasts or videos to our customers’ specifications. These customized content assets are then promoted to our audience within both demand solutions and brand solutions programs.

•
BrightTALK platform. Allows the Company’s customers to create, host and promote webinars, virtual events and video content.

Revenue from demand and brand solutions is primarily recognized when the transfer of control occurs. Certain of the contracts within demand and brand solutions are duration-based campaigns which, in the event of customer cancellation, provide the Company with an enforceable right to a proportional payment for the portion of the campaign based on services provided. Accordingly, revenue from duration-based campaigns is recognized using a time-based measure of progress, which the Company believes best depicts how it satisfies its performance obligations in these arrangements as control is continuously transferred throughout the contract period. Revenue from custom content creation is recognized over the expected period of performance using a single measure of progress, typically based on hours incurred. Revenue from Priority Engine™ and the Bright TALK platform are recognized over a time-based measure of progress, which the Company believes best depicts how it satisfies its performance obligations in these arrangements as control is continuously transferred throughout the contract period.

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

Goodwill and indefinite-lived intangible assets are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life are amortized over their estimated useful lives, which range from eighteen months to nineteen years, using methods of amortization that are expected to reflect the estimated pattern of economic use, and are reviewed for impairment when events or changes in circumstances suggest that the assets may not be recoverable. Consistent with the Company’s determination that it has a single reporting segment, it has been determined that there is a single reporting unit and goodwill is therefore tested for impairment at the entity level. The Company performs its annual test of impairment of goodwill as of December 31st of each year and whenever events or changes in circumstances suggest that the carrying amount may not be recoverable using the two-step process required by ASC 350, Intangibles – Goodwill and Other (“ASC 350”). The first step of the impairment test is to identify potential impairment by comparing the reporting unit’s fair value with its net book value (or carrying amount), including goodwill. The fair value is estimated based on a market value approach. If the fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is not performed. Whenever indicators of impairment become present, the Company would perform the second step and compare the implied fair value of the reporting unit’s goodwill, as defined by ASC 350, to it carrying value to determine the amount of the impairment loss, if any. As of December 31, 2021, there were no indications of impairment based on the step one analysis, and the Company’s estimated fair value exceeded its goodwill carrying value by a significant margin.

Based on the aforementioned evaluation, the Company believes that, as of the balance sheet date presented, none of the Company’s goodwill or other long-lived assets were impaired. The Company did not have any intangible assets, other than goodwill, with indefinite lives as of December 31, 2021 or 2020.

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

Below is a summary of the changes in the Company’s allowance for doubtful accounts for the years ended December 31, 2021, 2020, and 2019.

	Balance at Beginning of Year	Provision	Write-offs, Net of Recoveries	Balance at End of Year
Year ended December 31, 2019	$2,099	$339	$(539)	$1,899
Year ended December 31, 2020	$1,899	$218	$(363)	$1,754
Year ended December 31, 2021	$1,754	$904	$(144)	$2,514

Property and Equipment and Other Capitalized Assets

Property and equipment and other capitalized assets are stated at cost. Property and equipment acquired through acquisitions of businesses are initially recorded at fair value. Depreciation is calculated on the straight-line method based on the month the asset is placed in service over the following estimated useful lives:

Estimated Useful Life
Furniture and fixtures	3 - 10 years
Computer equipment and software	3 years
Internal-use software and website development costs	3 - 5 years
Leasehold improvements	Shorter of useful life or remaining duration of lease

Property and equipment and other capitalized assets consist of the following:

	As of December 31,
	2021	2020
Furniture and fixtures	$1,367	$1,339
Computer equipment and software	5,267	5,122
Leasehold improvements	3,792	3,790
Internal-use software and website development costs	45,339	33,943
	55,765	44,194
Less: accumulated depreciation and amortization	(37,045)	(30,533)
	$18,720	$13,661

Depreciation expense was $7.5 million, $5.8 million, and $4.9 million for the years ended December 31, 2021, 2020, and 2019, respectively. Repairs and maintenance charges that do not increase the useful life of the assets are charged to operations as incurred. The Company wrote off approximately $1.0 million, $1.0 million, and $7.3 million of fully depreciated assets that were no longer in service during 2021, 2020, and 2019, respectively. Depreciation expense is classified as a component of operating expense in the Company’s results of operations with the exception of certain depreciation expense which is classified as a component of cost of goods sold.

Internal-Use Software and Website Development Costs

The Company capitalizes costs incurred during the development of its website applications and infrastructure as well as certain costs relating to internal-use software. The Company begins to capitalize costs to develop software and website applications when planning stage efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed, and the software will be used as intended. Judgment is required in determining the point at which various projects enter the state at which costs may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized, which is generally four years. To the extent that the Company changes the manner in which it develops and tests new features and functionalities related to its websites, assesses the ongoing value of capitalized assets, or determines the estimated useful lives over which the costs are amortized, the amount of website development costs it capitalizes and amortizes in future periods would be impacted. The estimated useful life of costs capitalized is evaluated for each specific project. Capitalized internal-use software and website development costs are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized only if the carrying amount of the asset is not recoverable and exceeds its fair value. The Company capitalized internal-use software and website development costs of $11.5 million, $6.1 million, and $5.1 million for the years ended December 31, 2021, 2020, and 2019, respectively.

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

At December 31, 2021, 2020 and 2019, no customer represented 10% of total accounts receivable. No single customer accounted for 10% or more of total revenues in the years ended December 31, 2021, 2020, or 2019.

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

There were no reclassifications out of accumulated other comprehensive income in the periods ended December 31, 2021, 2020, or 2019.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows:

	For the Years Ended December 31,
	2021	2020	2019
Numerator:
Net income	$949	$17,068	$16,875
Denominator:
Basic:
Weighted average shares of common stock and vested, undelivered restricted stock units outstanding	28,434,213	27,855,888	27,873,745
Diluted:
Weighted average shares of common stock and vested, undelivered restricted stock units outstanding	28,434,213	27,855,888	27,873,745
Effect of potentially dilutive shares	1,039,678	818,659	437,942
Total weighted average shares of common stock and vested, undelivered restricted stock units outstanding and potentially dilutive shares	29,473,891	28,674,547	28,311,687
Calculation of Net Income Per Common Share:
Basic:
Net income applicable to common stockholders	$949	$17,068	$16,875
Weighted average shares of stock outstanding	28,434,213	27,855,888	27,873,745
Net income per common share	$0.03	$0.61	$0.61
Diluted:
Net income applicable to common stockholders(1)	$949	$17,423	$16,875
Weighted average shares of stock outstanding	29,473,891	28,674,547	28,311,687
Net income per common share(2)	$0.03	$0.61	$0.60

(1)
For the year ended December 31, 2020, we excluded $0.4 million of amortization and interest expense relating to our convertible notes when calculating net income for diluted earnings per share. There was no such adjustment in 2021, due to anti-dilutive nature of the add-back.
(2)
In calculating diluted net income per share, 14 thousand shares, 0 shares, and 0.3 million shares related to outstanding stock options and unvested, undelivered restricted stock units which were excluded for the years ended December 31, 2021, 2020, and 2019, respectively, because they were anti-dilutive. Additionally, in calculating diluted net income per share, weighted average shares include 0 shares, 0.1 million shares and 0 shares related to the if converted basis of our convertible bond for the years ended December 31, 2021, 2020, and 2019, respectively.

Recent Accounting Pronouncements

Recently Adopted Accounting Guidance

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

1.
Recombine our convertible notes into a single instrument by reclassifying the amount initially recorded to the equity component against the outstanding debt on the convertible notes.
2.
Reclassify an amount from retained earnings equal to the difference between the sum of the carrying values of the debt and the conversion feature immediately before transition and the revised amortized cost of the combined convertible instrument under the traditional debt model as of the transition date.
3.
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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): “Simplifying the Accounting for Income Taxes” (ASU 2019-12), which simplifies the accounting for income taxes. This guidance was effective for us in the first quarter of 2021 on a prospective basis, and early adoption is permitted. We adopted the new standard effective January 1, 2021 and the guidance did not have a material impact on our consolidated financial statements.

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

Accounting Guidance Not Yet Adopted

In October 2021, the FASB issued ASU 2021-08 "Accounting for Contract Assets and Contract Liabilities from Contracts with Customers," which clarified the accounting for acquired revenue contracts with customers in a business combination. ASU 2021-06 requires acquirers to measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606. As a result, it is generally expected that an acquirer will recognize and measure contract assets and liabilities in a manner consistent with how they were recognized by the acquiree in its preacquisition financial statements. The guidance is effective for interim and annual periods beginning after December 15, 2022, with early adoption permitted. Early adoption in an interim period requires that the amendments be applied retrospectively to all business combinations for which the acquisition occurs on or after the beginning of the fiscal year including the interim period and prospectively to all business combinations that occur on or after the date of initial application. We are currently evaluating the impact of the new guidance on our consolidated financial statements.

3. Revenue

Disaggregation of Revenue

The following table depicts the disaggregation of revenue according to categories consistent with how the Company evaluates its financial performance and economic risk. International revenue consists of international geo-targeted campaigns, which are campaigns targeted at an audience of members outside of North America.

	Years Ended December 31,
	2021	2020	2019
North America	$162,360	$90,919	$89,582
International	101,067	57,457	44,375
Total Revenue	$263,427	$148,376	$133,957

Contract liabilities

Timing may differ between the satisfaction of performance obligations and the invoicing and collection of amounts related to the Company’s contracts with customers. Liabilities are recorded for amounts that are collected in advance of the satisfaction of performance obligations. Contract liabilities on the accompanying Consolidated Balance Sheets were $30.5 million and $15.7 million (including approximately $9.7 million of acquired deferred revenue), at December 31, 2021 and December 31, 2020, respectively. Additionally, certain customers may receive credits, which are accounted for as a material right. The Company estimates these amounts based on the expected amount of future services to be provided to customers and allocates a portion of the transaction price to these material rights. The Company recognizes these material rights as the material rights are exercised. The resulting amounts included in contract liabilities on the accompanying Consolidated Balance Sheets were $2.6 million and $2.2 million at December 31, 2021 and December 31, 2020, respectively.

Contract Liabilities
Year-to-Date Activity	(in thousands)
Balance at January 1, 2019	$5,573
Billings	7,666
Revenue Recognized	(8,904)
Balance at December 31, 2019	$4,335
Billings	19,769
Revenue Recognized	(8,415)
Balance at December 31, 2020	$15,689
Billings	278,230
Revenue Recognized	(263,427)
Balance at December 31,2021	$30,492

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
•
Level 2. Observable inputs other than quoted prices in active markets; and
•
Level 3. Unobservable inputs.

The fair value hierarchy of the Company’s financial assets and liabilities carried at fair value and measured on a recurring basis is as follows:

		Fair Value Measurements at Reporting Date Using
	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments (1)	$20,076	$15,000	$5,076	$—
Total assets	$20,076	$15,000	$5,076	$—
Liabilities:
Contingent consideration - current (2)	$5,200	$—	$—	$5,200
Contingent consideration - non-current (2)	2,779	—	—	2,779
Total liabilities	$7,979	$—	$—	$7,979

		Fair Value Measurements at Reporting Date Using
	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments (1)	$84	$—	$84	$—
Total assets	$84	$—	$84	$—
Liabilities:
Contingent consideration - current (2)	$1,027	$—	$—	$1,027
Contingent consideration - non-current (2)	1,751	—	—	1,751
Total liabilities	$2,778	$—	$—	$2,778
(1)
Short-term investments consist of money market funds (Level 1) and pooled bond funds (Level 2). Level 2 investments are priced using observable inputs, such as quoted prices in markets that are not active and yield curves.
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

The following table provides a roll-forward of the fair value of the contingent consideration categorized as Level 3 for the year ended December 31, 2021:

Fair Value
Balance as of December 31, 2020	$2,778
Liabilities resulting from acquisitions	2,500
Payments on contingent liabilities	(1,059)
Amortization of discount on contingent liabilities	162
Remeasurement of contingent liabilities	3,598
Balance as of December 31, 2021	$7,979

Amounts included in accrued expenses and other current liabilities	5,200
Amounts included in Other liabilities	2,779
Total Contingent Consideration	$7,979

5. Acquisitions

2021 Acquisition

During July 2021, the Company acquired substantially all the assets of Xtelligent Healthcare Media, LLC, a leading healthcare business to business media company focusing on healthcare-related technology for consideration of $24.3 million in cash after deducting $0.7 million for negative working capital and contingent consideration valued at $2.5 million. The earnouts are subject to certain revenue growth targets and the payment is adjusted based on actual results with a maximum payment of $5 million. The transaction was not material to the Company and the costs associated with the acquisition were not material. The Company accounted for the transaction as a business combination. In allocating the purchase consideration based on estimated fair values, the Company recorded $11.4 million of intangible assets and $16.1 million of goodwill. The majority of the goodwill balance associated with this business combination is deductible for U.S. income tax purposes.

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

Our consolidated financial statements have not been retroactively restated to include BrightTALK’s historical financial position or results of operations. The acquisition was accounted for as a business combination. In accordance with the purchase method of accounting, the purchase price paid has been allocated to the assets and liabilities acquired based upon their estimated fair values as of the acquisition date, with the excess of the purchase price over the net assets acquired recorded as goodwill. We completed our valuation processes of all of the assets and liabilities acquired in the acquisition, and made certain adjustments to the purchase price allocation.

The following table shows the preliminary purchase price allocation as of the date acquired, and adjustments to December 31, 2021 (in thousands):

	December 23, 2020	Adjustments(1)	December 31, 2021
Cash	$1,997	$—	$1,997
Accounts receivable	11,810	—	11,810
Operating lease right-of-use assets	1,986	—	1,986
Other assets	2,948	(332)	2,616
Goodwill	71,846	2,362	74,208
Intangible assets	90,370	—	90,370
Accounts payable, accrued expenses and other liabilities	(9,194)	(2,091)	(11,285)
Unearned revenue	(6,980)	—	(6,980)
Operating lease liabilities	(2,446)	—	(2,446)
Deferred tax liabilities and income tax payable	(11,490)	61	(11,429)
Net Assets acquired	$150,847	$—	$150,847

(1) Excludes currency translation adjustments related to assets and liabilities of BrightTALK Limited since the purchase date.

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill, which is primarily attributed to the assembled workforce and expanded market opportunities, for which there is no basis for U.S. income tax purposes. The fair values assigned to tangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. Certain tax attributes that will benefit the Company, for which the calculations are not yet complete, are payable to the seller upon the Company’s realization of those benefits. Estimated fair value measurements relating to the acquisition are made using Level 3 inputs including discounted cash flow techniques. Fair value is estimated using inputs primarily from the income approach, which include the use of both the multiple period excess earnings method and the relief from royalties method. The significant assumptions used in estimating fair value include (i) the estimated life the asset will contribute to cash flows, such as attrition rate of customers or remaining contractual terms, (ii) profitability and (iii) the estimated discount rate that reflect the level of risk associated with receiving future cash flows. The Company valued the customer relationship asset using an income approach; specifically, the multi-period excess earnings method. The significant assumptions used to value customer relationships included, among others, attrition rates, revenue growth rate, and discount rate. The initial purchase price was adjusted to account for changes to estimate of payment due to seller upon realization of certain tax benefits and changes to deferred tax estimates.

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

6. Investments

The Company’s short-term investments are accounted for as available for sale securities. These investments are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive loss, a component of stockholders’ equity, net of tax. The cumulative unrealized loss, net of taxes, was $14 thousand, $0 and $0 as of December 31, 2021, 2020, and 2019, respectively. Realized gains and losses on the sale of these investments are determined using the specific identification method. There were no realized gains or losses in 2021. During 2020, we realized a loss of $42 thousand.

Short-term and long-term investments consisted of the following:

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Pooled bond and money market funds	$20,090	$—	$(14)	$20,076
Total short-term investments	$20,090	$—	$(14)	$20,076

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Pooled bond fund	$84	$—	$—	$84
Total short-term investments	$84	$—	$—	$84

7. Goodwill

The changes in the carrying amount of goodwill are as follows:

	As of December 31,
	2021	2020
Balance as of beginning of year	$179,118	$93,639
Effect of exchange rate changes	(563)	979
Additions	18,518	84,500
Balance as of end of year	$197,073	$179,118

8. Intangible Assets

The following table summarizes the Company’s intangible assets, net:

		As of December 31, 2021
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer, affiliate and advertiser relationships	5-19	$85,663	$(11,695)	$73,968
Developed websites, technology and patents	10	34,939	(4,509)	30,430
Trademark, trade name and domain name	5-16	7,913	(2,355)	5,558
Proprietary user information database and internet traffic	5	1,133	(1,133)	—
Non-Compete agreement	1.5-3	600	(166)	434
Total intangible assets		$130,248	$(19,858)	$110,390

		As of December 31, 2020
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer, affiliate and advertiser relationships	5-19	$78,283	$(6,595)	$71,688
Developed websites, technology and patents	10	32,535	(1,315)	31,220
Trademark, trade name and domain name	5-16	7,619	(1,831)	5,788
Proprietary user information database and internet traffic	5	1,149	(1,149)	—
Non-Compete agreement	1.5-3	230	(54)	176
Total intangible assets		$119,816	$(10,944)	$108,872

Intangible assets are amortized over their estimated useful lives, which range from eighteen months to nineteen years, using methods of amortization that are expected to reflect the estimated pattern of economic use. The remaining amortization expense will be recognized over a weighted average period of approximately 6.9 years. Amortization expense was $9.2 million, $0.5 million and $0.1 million for the years ended December 31, 2021, 2020, and 2019, respectively. Amortization expense is recorded within operating expenses as the intangible assets consist of customer-related assets and website traffic that the Company considers to be in support of selling and marketing activities. The Company did not write-off any intangible assets in 2021 or 2020.

The Company expects amortization expense of intangible assets to be as follows:

Years Ending December 31:	Amortization Expense
2022	$9,310
2023	9,145
2024	9,114
2025	9,076
2026	9,022
Thereafter	64,723
$110,390

9. Convertible Notes and Loan Agreement

Convertible Notes

In December 2020, the Company issued $201.3 million in aggregate principal amount due December 15, 2025 (“2025 Notes”) and in December 2021, the Company issued $414 million of aggregate principal convertible senior notes due December 15, 2026 (“2026 Notes”). Further details are included below:

Issuance	Maturity Date	Interest Rate	First Interest Payment Date	Effective Interest Rate	Semi-Annual Interest Payment Dates	Initial Conversion Rate per $1,000 Principal	Initial Conversion Price	Number of Shares (in millions)
2025 Notes	December 15, 2025	0.125%	June 15, 2021	2.6%	June 15, and December 15	14.1977	$70.43	1.0
2026 Notes	December 15, 2026	0.0%	––	0.0%	––	7.6043	$131.50	4.3

The 2025 Notes and the 2026 Notes (collectively, “The Notes”) are governed by an indenture between the Company, as issuer, and U.S. Bank, National Association, as trustee (the “Indenture”). The Notes are unsecured and rank senior in right of payment to the Company’s future indebtedness that is expressly subordinated in right of payment to the Notes and equal in right of payment to the Company’s unsecured indebtedness that is not so subordinated.

Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s election.

Terms of The Notes

Prior to the close of business on September 15, 2025 and September 14, 2026, the 2025 Notes and 2026 Notes, respectively, will be convertible at the option of holders during certain periods, only upon satisfaction of certain conditions set forth below. On or after September 15, 2025 (for the 2025 Notes) and September 14, 2026 (for the 2026 Notes), until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes at the conversion price at any time regardless of whether the conditions set forth below have been met.

Holders may convert all or a portion of their Notes prior to the close of business on the day immediately preceding their respective convertible dates, in multiples of the $1,000 principal amount, only under the following circumstances:

•
during any calendar quarter commencing after the calendar quarter ending on March 31, 2021 for the 2025 Notes and March 31, 2022 for the 2026 Notes (and only during such calendar quarter), if the last reported sales price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

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

•
if the Company calls any or all of the Notes for redemption, at any time prior to the close of business on September 14, 2025 for the 2025 Notes or September 14, 2026 for the 2026 Notes; or

•
upon the occurrence of specified corporate events.

As of December 31, 2021, the 2026 Notes are not yet convertible. As of December 31, 2021, the conversion features of the 2025 Notes were triggered as the last reported trading price of our common stock was greater than or equal to 130% of the conversion prices for at least 20 trading days in the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter and therefore the 2025 Notes are convertible, in whole or in part, at the option of the holders from January 1, 2022 through March 31, 2022.

Whether the 2025 Notes will be convertible following such period will depend on the continued satisfaction of this condition or another conversion condition in the future. Since the Company may elect to repay the 2025 Notes in cash, shares of our common stock, or a combination of both, the Company has continued to classify the 2025 Notes as long-term debt on its consolidated balance sheet as of December 31, 2021.

The Notes consist of the following as of December 31:

	2021		2020
Liability Component:	2026 Notes	2025 Notes	2025 Notes
Principal	$414,000	$51,381	$201,250
Less: debt discount, net of amortization	—	—	41,059
Less: unamortized debt issuance costs	10,836	1,351	6,309
Net carrying amount	$403,164	$50,030	$153,882

The following table sets forth total interest expense recognized related to the Notes:

	Year Ended December 31,
	2021	2020
0.125% Coupon	$240	$10
Amortization of debt discount and transaction costs	5,364	346
Induced conversion expense	21,229	—
	$26,833	$356

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

	December 31, 2021		December 31, 2020
	Fair Value	Carrying Value	Fair Value	Carrying Value
Convertible senior notes	$490,513	$453,194	$218,940	$153,882

Based on the closing price of our common stock of $95.66 on December 31, 2021, the if-converted value of the 2025 Notes was greater by $46.3 million than their aggregate principal amount. The if-converted value of the 2026 Notes was less than their aggregate principal value.

Partial Repurchase and Conversion of the 2025 Notes

On December 15, 2021, the Company used a portion of the proceeds from the issuance of the 2026 Notes, together with 0.8 million shares of our common stock, to repurchase and retire $149.9 million aggregate principal amount of the 2025 Notes, and paid accrued and unpaid interest thereon (the 2025 Notes Repurchase Transaction). The 2025 Notes Repurchase Transaction was accounted for as an induced conversion in accordance with Accounting Standards Codification 470-20, Debt with Conversion and Other Options (ASC 470-20). The total fair value of the additional consideration to induce the conversion of $21.2 million was recognized as an inducement expense and classified as a component of interest expense in its consolidated statement of income. The remaining cash and common stock consideration issued under the original terms of the 2025 Notes was accounted for under the general conversion accounting guidance where the difference between the carrying amount of the 2025 Notes retired, including unamortized debt issuance cost of $4 million, and the cash consideration paid and the par amount of the common stock issued, was recorded in additional paid-in capital.

2025 Notes

Prior to the adoption of ASU 2020-06, based on market data available for publicly traded, senior, unsecured corporate bonds issued by companies in the same industry and with similar maturities, the Company estimated the implied market interest rate of its Notes to be approximately 5%, assuming no conversion option. Assumptions used in the estimate represent what market participants would use in pricing the liability component of the 2025 Notes, including market interest rates, credit standing, and yield curves, all of which are defined as Level 2 observable inputs. The estimated implied interest rate was applied to the 2025 Notes, which resulted in a fair value of the liability component of $158.8 million upon issuance, calculated as the present value of future contractual payments based on the $201.3 million of aggregate principal amount. The excess of the principal amount of the liability component over its carrying amount, or the debt discount, is amortized to interest expense over the term of the Notes. The $42.5 million difference between the gross proceeds received from the issuance of the Notes of $201.3 million and the estimated fair value of the liability component represents the equity component of the Notes and was recorded in additional paid-in capital. The equity component is not remeasured as long as it continues to meet the conditions for equity classification.

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

Effective January 1, 2021, upon the adoption of ASU 2020-06, the Company reclassified the equity component into the debt component as more fully described above (See Note 2). The Company concluded, based upon its adoption of ASU 2020-06, the Notes will be accounted for as debt with no bifurcation of the embedded conversion features. Transaction costs were recorded as a direct reduction from the related debt liability in the consolidated balance sheet and are amortized to interest expense using the effective interest method over the term of the Notes.

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

10. Leases and Contingencies

The Company conducts its operations in leased office facilities under various noncancelable operating lease agreements that expire through December 2029.

On October 26, 2017, the Company entered into a Third Amendment (the “Third Amendment”) to the lease agreement for office space in Newton, Massachusetts, dated as of August 4, 2009 (the “Newton Lease”). The Third Amendment extended the lease term to December 31, 2029 and preserves the Company’s option to extend the term for an additional five-year period subject to certain terms and conditions set forth in the Newton Lease. The Third Amendment reduced the rentable space from approximately 110,000 square feet to approximately 74,000 square feet effective January 1, 2018. As of January 1, 2018, base monthly rent under the Third Amendment is $0.3 million. The base rent increases biennially at a rate averaging approximately 1% per year, as of January 1, 2021. The Company remains responsible for certain other costs under the Third Amendment, including operating expense and taxes.

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

As of December 31, 2021 and 2020, operating lease assets were $23.3 million and $26.0 million and operating lease liabilities were $28.1 million and $30.6 million, respectively. The maturity of the Company’s operating lease liabilities as of December 31, 2021 were as follows (in thousands):

Minimum Lease
Years Ending December 31:	Payments
2022	$4,550
2023	4,666
2024	4,608
2025	3,818
2026	3,809
Thereafter	9,930
Total future minimum lease payments	31,381
Less imputed interest	3,287
Total operating lease liabilities	$28,094

Included in the condensed consolidated balance sheet:
Current operating lease liabilities	$4,073
Non-current operating lease liabilities	24,021
Total operating lease liabilities	$28,094

For the years ended December 31, 2021 and 2020, the total lease cost is comprised of the following amounts (in thousands):

	December 31, 2021	December 31, 2020
Operating lease expense	$4,540	$3,888
Short-term lease expense	215	73
Total lease expense	$4,755	$3,961

The following summarizes additional information related to operating leases:

As of
December 31, 2021
Weighted-average years remaining lease term — operating leases	4.2
Weighted-average discount rate — operating leases	3.4%

If the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate as the discount rate. The Company uses its best judgment when determining the incremental borrowing rate, which is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term to the lease payments in a similar currency.

Litigation

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At December 31, 2021 and 2020, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

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

No new awards may be granted under the 2007 Plan; however, the shares of common stock remaining in the 2007 Plan are available for issuance in connection with previously awarded grants under the 2007 Plan. There are 37,500 shares of common stock that remain subject to outstanding stock grants under the 2007 Plan as of December 31, 2021.

In March 2017, the Company’s board of directors approved the 2017 Stock Option and Incentive Plan (the “2017 Plan”), which was approved by the stockholders of the Company at the 2017 Annual Meeting and became effective June 16, 2017. The 2017 Plan replaces the Company’s 2007 Plan. On June 16, 2017, 3,000,000 shares of the Company’s common stock were reserved for issuance under the 2017 Plan and, generally, shares that are forfeited or canceled from awards under the 2017 Plan also will be available for future awards. In April 2021, the stockholders of the Company authorized the issuance of an additional 3,800,000 shares of the Company’s common stock under the 2017 Plan. Under the 2017 Plan, the Company may grant restricted stock and restricted stock units, non-qualified stock options, stock appreciation rights, performance awards, and other stock-based and cash-based awards. Grants generally vest in equal tranches over a three-year period. Stock options granted under the 2017 Plan expire no later than ten years after the grant date. Shares of stock issued pursuant to restricted stock awards are restricted in that they are not transferable until they vest. Shares of stock underlying awards of restricted stock units are not issued until the units vest. Non-qualified stock options cannot be exercised until they vest. Under the 2017 Plan, all stock options and stock appreciation rights must be granted with an exercise price that is at least equal to the fair market value of the common stock on the date of grant. The 2017 Plan broadly prohibits the repricing of options and stock appreciation rights without stockholder approval and requires that no dividends or dividend equivalents be paid with respect to options or stock appreciation rights. The 2017 Plan further provides that, in the event any dividends or dividend equivalents are declared with respect to restricted stock, restricted stock units, other stock-based awards and performance awards (referred to as “full-value awards”), such dividends or dividend equivalents would be subject to the same vesting and forfeiture provisions as the underlying award. There are a total of 1,728,725 shares of common stock that remain subject to outstanding stock-based grants under the 2017 Plan as of December 31, 2021. There are a total of 3,108,820 shares of common stock that are available for issuance under the 2017 Plan as of December 31, 2021.

Accounting for Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The Company calculated the fair values of the options granted using the following estimated weighted-average assumptions:

	Years Ended December 31,
	2021	2020	2019
Expected volatility	44%	40%	39%
Expected term	6 years	6 years	6 years
Risk-free interest rate	0.82%	0.34%	2.15%
Expected dividend yield	—%	—%	—%
Weighted-average grant date fair value per share	$27.98	$11.29	$8.08

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

A summary of the stock option activity under the Company’s stock option plans for the year ended December 31, 2021 is presented below:

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2020	107,500	$17.34
Granted	20,000	66.93
Exercised	(2,500)	6.47		$154
Forfeited	—	—
Canceled	—	—
Options outstanding at December 31, 2021	125,000	$25.49	6.35	$8,771
Options exercisable at December 31, 2021	105,000	$17.60	5.76	$8,197
Options vested or expected to vest at December 31, 2021	124,250	$25.24	6.33	$8,750

During the years ended December 31, 2021, 2020, and 2019, the total intrinsic value of options exercised (i.e. the difference between the market price of the underlying stock at exercise and the price paid by the employee to exercise the options) was $0.2 million, $1.6 million, and $1.3 million, respectively, and the total amount of cash received by the Company from exercise of these options was $0 million, $0.6 million, and $0.4 million, respectively.

Restricted Stock Unit Awards

Restricted stock unit awards are valued at the market price of a share of the Company’s common stock on the date of the grant. A summary of the restricted stock unit award activity under the Company’s plans for the year ended December 31, 2021 is presented below:

	Shares	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Nonvested outstanding at December 31, 2020	1,478,000	$31.33
Granted	900,568	74.78
Vested	(729,968)	32.30
Forfeited	(39,250)	62.90
Nonvested outstanding at December 31, 2021	1,609,350	$54.45	$153,950

The total grant-date fair value of restricted stock unit awards that vested during the years ended December 31, 2021, 2020, and 2019 was $23.6 million, $14.7 million, and $11.4 million, respectively.

As of December 31, 2021, there was $73.8 million of total unrecognized compensation expense related to stock options and restricted stock units, which is expected to be recognized over a weighted average period of 2 years.

12. Stockholders’ Equity

Common Stock Repurchase Programs

On November 7, 2018, the Company announced a stock repurchase program (the “November 2018 Stock Repurchase Program”) whereby the Company was authorized to repurchase up to an aggregate amount of $25.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions at prices and in a manner that may be determined by management. The Company repurchased 736,760 and 411,849 shares at an aggregate purchase price of $14.8 million and $7.1 million at an average share price of $20.10 and $17.14 during the years ended December 31, 2020 and 2019, respectively, under the November 2018 Stock Repurchase Program. The November 2018 Stock Repurchase Program was terminated in May 2020.

In May 2020, the Company announced that the board of directors had authorized a new stock repurchase program (the “May 2020 Repurchase Program”) whereby we are authorized to repurchase an additional $25.0 million of the Company’s common stock from time to time on the open market or in privately negotiated transactions at prices and in the manner that may be determined by management. No amounts were repurchased under this plan during 2021.

Repurchased shares are recorded under the cost method and are reflected as treasury stock in the accompanying Consolidated Balance Sheets.

Reserved Common Stock

As of December 31, 2021, the Company has reserved 4,875,045 shares of common stock for use in settling outstanding options and unvested restricted stock units that have not been issued, as well as future awards available for grant under the 2007 and 2017 Plans and 5,349,986 shares issuable upon conversion of the Notes.

13. Income Taxes

Income before provision for income taxes was as follows:

	Years Ended December 31,
	2021	2020	2019
United States	$5,804	$20,271	$20,709
Foreign	5,275	2,233	1,339
Income before income taxes	$11,079	$22,504	$22,048

The income tax provision consisted of the following:

	Years Ended December 31,
	2021	2020	2019
Current:
Federal	$5,587	$4,073	$3,415
State	1,407	1,230	538
Foreign	263	243	347
Total current	7,257	5,546	4,300
Deferred:
Federal	(867)	(122)	742
State	313	2	242
Foreign	3,427	10	(111)
Total deferred	2,873	(110)	873
	$10,130	$5,436	$5,173

The income tax provision for the years ended December 31, 2021, 2020 and 2019 differs from the amounts computed by applying the statutory federal income tax rate to consolidated income before provision for income taxes as follows:

	Years Ended December 31,
	2021	2020	2019
Provision computed at statutory rate	$2,327	$4,726	$4,630
Increase resulting from:
Difference in rates for foreign jurisdictions	(42)	17	18
Stock-based compensation	(3,903)	(1,314)	(425)
Nondeductible inducement expense	4,458	—	—
Other non-deductible expenses	97	548	243
Non-deductible officers compensation	1,665	899	482
State income tax provision	1,344	974	615
Subsidiary earnings taxed in the US	1,176	(40)	(11)
Research and development credit	(468)	(466)	(387)
Valuation allowance	474	71	—
Change in tax rate	3,006	(20)	—
Other	(4)	41	8
Provision for income taxes	$10,130	$5,436	$5,173

Significant components of the Company’s net deferred tax assets and liabilities are as follows:

	As of December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$6,572	$7,533
Right of use operating lease liability	7,016	7,219
Accruals and allowances	2,365	2,287
Stock-based compensation	3,447	1,796
§163(j) interest expense carryover	521	—
Other	4	4
Gross deferred tax assets	19,925	18,839
Less valuation allowance	(1,961)	(304)
Total deferred tax assets	17,964	18,535
Deferred tax liabilities:
Intangible asset	(23,816)	(22,504)
Right of use operating lease asset	(6,066)	(6,186)
Convertible debt basis difference	—	(10,841)
Property and equipment	(3,708)	(2,636)
Contract liabilities	(149)	—
Total deferred tax liabilities	(33,739)	(42,167)
Net deferred tax liabilities	$(15,775)	$(23,632)
As reported:
Non-current deferred tax assets	$474	$216
Non-current deferred tax liabilities	$(16,249)	$(23,848)

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

The valuation allowances were $2.0 million and $0.3 million at December 31, 2021 and 2020 respectively. The valuation allowance is mainly against state NOL due to dilution of state apportionment.

The Company had no unrecognized tax benefits at December 31, 2021. It is not expected that the amount of unrecognized tax benefits will change significantly within the next twelve months.

The Company files income tax returns in the U.S. and in foreign jurisdictions. Generally, the Company is no longer subject to U.S., state, local and foreign income tax examinations by tax authorities in its major jurisdictions for years before 2017, except to the extent of NOL and tax credit carryforwards from those years. Major taxing jurisdictions include the U.S., both federal and state, and the United Kingdom. As of December 31, 2021, the Company also had U.S. federal and state NOL carryforwards of $20.0 million, of which $6.7 million will begin to expire in 2036 and the remaining amount may be carried forward indefinitely. The Company also has foreign NOL carryforwards of $5.8 million, which may be carried forward indefinitely. The deferred tax assets related to the domestic NOL carryforwards have been partially offset by valuation allowance related to BrightTALK, Inc. and the deferred tax assets related to the foreign NOL carryforwards have been partially offset by a $0.1 million valuation allowance related to Hong Kong.

The Company considers the excess of its financial reporting over its tax basis in investments in foreign subsidiaries essentially permanent in duration and as such has not recognized deferred tax liability related to this difference. Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $12.2 million as of December 31, 2021. The Company has not provided any additional federal or state income taxes or foreign withholding taxes on the undistributed earnings as such earnings have been indefinitely reinvested in the business. Due to the various methods by which such earnings could be repatriated in the future, the amount of taxes attributable to the undistributed earnings is not practicably determinable.

14. Segment Information

The Company views its operations and manages its business as one operating segment based on factors such as how the Company manages its operations and how its executive management team reviews results and makes decisions on how to allocate resources and assess performance.

Geographic Data

Net sales by campaign target area were as follows (1):

	Years Ended December 31,
	2021	2020	2019
North America	$162,360	$90,919	$89,582
International	101,067	57,457	44,375
Total Revenue	$263,427	$148,376	$133,957

(1)
Net sales to customers by campaign target area is based on the geo-targeted (target audience) location of the campaign.

Net sales to unaffiliated customers by geographic area were as follows (2):

	Years Ended December 31,
	2021	2020	2019
United States	$188,904	$103,797	$99,669
United Kingdom	36,189	18,405	14,104
Other International	38,334	26,174	20,184
Total	$263,427	$148,376	$133,957

(2)
Net sales to unaffiliated customers by geographic area is based on the customers’ current billing addresses and does not consider the geo-targeted (target audience) location of the campaign.

Long-lived assets by geographic area were as follows:

	Years Ended December 31,
	2021	2020
United States	$224,235	$195,424
International	101,948	106,227
Total	$326,183	$301,651

Long-lived assets are comprised of property and equipment, net; goodwill; and intangible assets, net. No single country outside of the U.S. and the United Kingdom accounted for 1% or more of the Company’s long-lived assets during either of these periods.

15. 401(k) Plans

The Company maintains 401(k)-retirement savings plans (the “Plans”) whereby employees may elect to defer a portion of their salary and contribute the deferred portion to the Plan. The Company contributed $1.7 million, $1.2 million and $1.2 million to the Plan for each of the years ended December 31, 2021, 2020, and 2019 respectively. Employee contributions and the Company’s matching contributions are invested in one or more collective investment funds at the participant’s direction. The Company’s matching contributions vest in accordance with the term of the respective Plan.

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

In connection with the preparation of the Annual Report on Form 10-K for the period ended December 31, 2021, management, under the supervision of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), conducted an evaluation of our disclosure controls and procedures as of December 31, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

Other than the inclusion of the company that we acquired under our control during the fourth quarter of 2021, there were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control, that occurred during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•
pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

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

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our internal control over financial reporting was effective. Management has reviewed its assessment with the Audit Committee.

The independent registered public accounting firm, Stowe and Degon LLC, has audited our consolidated financial statements and has issued an attestation report on our internal control over financial reporting as of December 31, 2021, which is included herein.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item concerning directors and executive officers is incorporated herein by reference under the headings to be titled “Election of Class II Directors” and “Information About Corporate Governance” in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company’s 2022 Proxy Statement (the “Proxy Statement”).

Code of Ethics

The Company has a Code of Business Conduct and Ethics that applies to all of our employees, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) as well as the members of the Board of Directors of the Company. The code is available at https://investor.techtarget.com/govdocs. We will make any required disclosure under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions by posting such information on our website.

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

(a)
Documents filed as part of this report:
(1)
Financial Statements are filed as part of this Annual Report on Form 10-K. The following consolidated financial statements are included in Item 8:
•
Consolidated Balance Sheets as of December 31, 2021 and 2020
•
Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2021, 2020, and 2019
•
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2021, 2020, and 2019
•
Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020, and 2019
•
Notes to Consolidated Financial Statements
(2)
Financial statement schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto.
(3)
Exhibit Index.

EXHIBIT INDEX

			Incorporated by Reference to
Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

	Articles of Incorporation and By-Laws

3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant	10-Q	3.1	11/13/2007	001-33472

3.2	Amended and Restated Bylaws of the Registrant	10-Q	3.2	8/04/2021	001-33472

	Instruments Defining the Rights of Security Holders

4.1	Specimen Stock Certificate for shares of the Registrant’s Common Stock	S-1/A	4.1	4/10/2007	333-140503

*4.2	Description of Securities Registered Under Section 12 of the Exchange Act
4.3	Indenture (including form of Notes) with respect to TechTarget’s 0.125% Convertible Senior Notes due 2025, dated as of December 17, 2020, between TechTarget and U.S. Bank National Association, as trustee.	8-K	4.1	12/17/2020	001-33472

4.4	Indenture (including form of Notes) with respect to TechTarget’s 0.00% Convertible Senior Notes due 2026, dated as of December 13, 2021, between TechTarget and U.S. Bank National Association, as trustee.	8-K	4.1	12/14/2021	001-33472

	Material Contracts

10.1	Second Amended and Restated Investors’ Rights Agreement by and among the Registrant, the Investors named therein and SG Cowen Securities Corporation, dated as of December 17, 2004	S-1	10.1	2/07/2007	333-140503

10.2	Indemnification Agreement	8-K	10.1	8/07/2019	001-33472

10.3#	2007 Stock Option and Incentive Plan	S-1/A	10.3	4/20/2007	333-140503

10.4#	Form of Non-Qualified Stock Option Agreement under the 2007 Stock Option and Incentive Plan	S-1/A	10.5	4/20/2007	333-140503

10.5#	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors	S-1/A	10.5.1	4/27/2007	333-140503

10.6#	Amended and Restated Employment Agreement, dated January 17, 2008, by and between the Registrant and Greg Strakosch	10-K	10.25	3/31/2008	001-33472

10.7#	Amended and Restated Employment Agreement, dated January 17, 2008, by and between the Registrant and Don Hawk	10-K	10.26	3/31/2008	001-33472

10.8	Lease Agreement by and between MA-Riverside Project L.L.C., as landlord and TechTarget, Inc., as tenant	8-K	10.1	8/7/2009	001-33472

10.9	First Amendment to Lease Agreement, by and between the Registrant and MA-Riverside Project L.L.C. for the premises located at One Riverside Center, 275 Grove Street, Newton, Massachusetts, dated November 18, 2010	8-K	10.1	11/22/2010	001-33472

10.10	Fourth Amendment to Lease Agreement, by and between the Registrant and ARE-MA REGION NO. 76, LLC for the premises located at One Riverside Center, 275 Grove Street, Newton, Massachusetts, dated April 30, 2021.	10-Q	10.1	5/05/2021	001-33472

10.11#	Amendment and Waiver to Amended and Restated Employment Agreement between the Registrant and Don Hawk (dated January 10, 2012)	10-K	10.37	3/15/2012	001-33472

10.12	Second Amendment to Lease Agreement by and between Hines Global REIT Riverside Center, LLC, as landlord and successor in interest to MA-Riverside Project, LLC and TechTarget, Inc., as tenant dated July 23, 2015	10-Q	10.1	11/9/2015	001-33472

10.13#	Employment Agreement between the Registrant and Michael Cotoia (dated May 3, 2016)	8-K	10.2	5/9/2016	001-33472

10.14#	Employment Agreement between the Registrant and Greg Strakosch (dated May 3, 2016)	8-K	10.3	5/9/2016	001-33472

10.15#	Employment Agreement between the Registrant and Daniel T. Noreck (dated December 19, 2016)	8-K	10.1	12/19/2016	001-33472

10.16#	2017 Stock Option and Incentive Plan, as amended	8-K	99.1	6/11/2021	001-33472

10.17#	Form of Restricted Stock Unit Agreement	10-Q	10.2	8/9/2017	001-33472

10.18#	Form of Stock Option Agreement	10-Q	10.3	8/9/2017	001-33472

10.19	Third Amendment to Lease Agreement by and between Hines Global REIT Riverside Center, LLC, as landlord and successor in interest to MA-Riverside Project, LLC and TechTarget, Inc., as tenant dated October 26, 2017	8-K	10.1	10/27/2017	001-33472

10.20#	Form of Restricted Stock Unit Agreement	8-K	10.1	8/3/2018	001-33472

*10.21#	2022 Executive Incentive Bonus Plan

10.22	Loan and Security Agreement, by and among the Registrant, Western Alliance Bank, as administrative agent and collateral agent, and the banks and other financial institutions or entities from time to time party thereto as lenders, dated as of October 29, 2021.Agreement.	10-Q	10.1	11/03/2021	001-33472

*10.23

Consent and First Amendment to Loan and Security Agreement, by and among the Registrant, Western Alliance Bank, as administrative agent and collateral agent, and the banks and other financial institutions or entities from time to time party thereto as lenders, dated as of December 7, 2021.

16.1	Changes in Registrant's Certifying Accountant, Letter from BDO USA, LLP dated June 17, 2019.	8-K	16.1	6/17/2019	001-33472

*21.1	List of Subsidiaries

*23.1	Consent of Stowe & Degon, LLC

*31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(A) And 15d-14(A), As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002

*31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(A) And 15d-14(A), As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002

*32.1	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

* Filed herewith.

# Management contract or compensatory plan or arrangement filed as an Exhibit to this report pursuant to 15(a) and 15(c) of Form 10-K.

(1)
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020, (ii) Consolidated Statements of Comprehensive Income for the Years ended December 31, 2021, December 31, 2020 and December 31, 2019, (iii) Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2021, December 31, 2020 and December 31, 2019, (iv) Consolidated Statements of Cash Flows for the Years ended December 31, 2021, December 31, 2020 and December 31, 2019, and (v) Notes to Consolidated Financial Statements.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHTARGET, INC.
Date: February 28, 2022

By:	/s/ Michael Cotoia
Michael Cotoia
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Cotoia	Chief Executive Officer and Director	February 28, 2022
Michael Cotoia	(Principal executive officer)

/s/ Daniel Noreck	Chief Financial Officer and Treasurer	February 28, 2022
Daniel Noreck	(Principal financial and accounting officer)

/s/ Greg Strakosch	Executive Chairman	February 28, 2022
Greg Strakosch

/s/ Robert D. Burke	Director	February 28, 2022
Robert D. Burke

/s/ Bruce Levenson	Director	February 28, 2022
Bruce Levenson

/s/ Roger M. Marino	Director	February 28, 2022
Roger M. Marino

/s/ Perfecto Sanchez	Director	February 28, 2022
Perfecto Sanchez

/s/ Christina Van Houten	Director	February 28, 2022
Christina Van Houten