Form 10-Q
period 2022-06-30
TechTarget Inc
filed 2022-08-04
CIK 1293282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 1, 2022, the registrant had 29,507,362 shares of common stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TechTarget, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
Assets	(Unaudited)	(Unaudited)
Current assets:
Cash	$374,144	$361,623
Short-term investments	19,907	20,076
Accounts receivable, net of allowance for doubtful accounts of $3,347 and $2,514 respectively	60,176	51,095
Prepaid taxes	—	51
Prepaid expenses and other current assets	6,142	5,266
Total current assets	460,369	438,111
Property and equipment, net	20,903	18,720
Goodwill	192,819	197,073
Intangible assets, net	100,043	110,390
Operating lease assets with right-of-use	21,520	23,339
Deferred tax assets	3,424	474
Other assets	633	893
Total assets	$799,711	$789,000
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,680	$3,783
Current operating lease liability	3,696	4,073
Accrued expenses and other current liabilities	14,126	16,638
Accrued compensation expenses	2,834	14,540
Income taxes payable	5,034	474
Contract liabilities	37,003	30,492
Total current liabilities	70,373	70,000
Non-current operating lease liability	21,833	24,021
Convertible senior notes	454,442	453,194
Other liabilities	—	2,779
Deferred tax liabilities	14,661	16,249
Total liabilities	561,309	566,243
Leases and contingencies (see Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 57,276,651 and 57,144,740 shares issued, respectively; 29,507,362 and 29,633,898 shares outstanding, respectively	57	57
Treasury stock, at cost; 27,769,289 and 27,510,842 shares, respectively	(217,288)	(199,796)
Additional paid-in capital	406,933	383,436
Accumulated other comprehensive income (loss)	(9,641)	298
Retained earnings	58,341	38,762
Total stockholders’ equity	238,402	222,757
Total liabilities and stockholders’ equity	$799,711	$789,000

See accompanying Notes to Condensed Consolidated Financial Statements.

TechTarget, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$78,876	$63,711	$147,041	$116,680
Cost of revenue(1)	19,751	17,114	37,597	32,282
Amortization of acquired technology	698	776	1,443	1,541
Gross profit	58,427	45,821	108,001	82,857
Operating expenses:
Selling and marketing(1)	24,798	22,099	49,053	43,705
Product development(1)	3,081	2,534	6,199	5,457
General and administrative(1)	7,689	6,208	15,531	12,643
Depreciation, excluding depreciation of $654, $446, $1,276 and $827, respectively, included in cost of revenue	1,767	1,388	3,432	2,609
Amortization	1,977	1,658	3,989	3,288
Total operating expenses	39,312	33,887	78,204	67,702
Operating income	19,115	11,934	29,797	15,155
Interest and other income (expense), net	(984)	(486)	(1,544)	(1,182)
Income before provision for income taxes	18,131	11,448	28,253	13,973
Provision for income taxes	5,716	6,328	8,674	7,043
Net income	$12,415	$5,120	$19,579	$6,930
Other comprehensive income (loss), net of tax:
Unrealized loss on investments (net of tax provision effect of $(39), $0, $(59) and $0, respectively)	$(138)	$—	(207)	$—
Foreign currency translation adjustments	(7,037)	575	(9,732)	1,609
Other comprehensive income (loss)	(7,175)	575	(9,939)	1,609
Comprehensive income	$5,240	$5,695	$9,640	$8,539
Net income per common share:
Basic	$0.42	$0.18	$0.66	$0.25
Diluted	$0.38	$0.17	$0.61	$0.24
Weighted average common shares outstanding:
Basic	29,574	28,152	29,641	28,146
Diluted	34,265	32,144	34,344	32,121

(1)
Amounts include stock-based compensation expense as follows:

Cost of revenue	$770	$384	$1,409	$896
Selling and marketing	5,529	3,535	10,596	7,058
Product development	351	121	831	776
General and administrative	2,485	1,972	5,954	3,882

See accompanying Notes to Condensed Consolidated Financial Statements.

TechTarget, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share data)

(Unaudited)

	Common Stock		Treasury Stock
	Number of Shares	$0.001 Par Value	Number of Shares	Cost	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
Balance, December 31, 2021	57,144,740	$57	27,510,842	$(199,796)	$383,436	$298	$38,762	$222,757
Issuance of common stock from restricted stock awards	122,571	—	—	—	—	—	—	—
Purchase of common stock through stock buyback	—	—	4,614	(323)	—	—	—	(323)
Impact of net settlements	1,340	—	1,340	—	(4,382)	—	—	(4,382)
Stock-based compensation expense(1)	—	—	—	—	18,744	—	—	18,744
Comprehensive income:
Unrealized loss on investments	—	—	—	—	—	(69)	—	(69)
Unrealized loss on foreign currency exchange	—	—	—	—	—	(2,695)	—	(2,695)
Net income	—	—	—	—	—	—	7,164	7,164
Balance, March 31, 2022	57,268,651	$57	27,516,796	$(200,119)	$397,798	$(2,466)	$45,926	$241,196
Issuance of common stock from restricted stock awards	8,000	—	—	—	—	—	—	—
Purchase of common stock through stock buyback	—	—	252,493	(17,169)	—	—	—	(17,169)
Stock-based compensation expense	—	—	—	—	9,135	—	—	9,135
Comprehensive income:
Unrealized loss on investments	—	—	—	—	—	(138)	—	(138)
Unrealized loss on foreign currency exchange	—	—	—	—	—	(7,037)	—	(7,037)
Net income	—	—	—	—	—	—	12,415	12,415
Balance, June 30, 2022	57,276,651	$57	27,769,289	$(217,288)	$406,933	$(9,641)	$58,341	$238,402

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
(1)
Includes $9.1 and $0.8 million of accrued compensation expense incurred in previous year for the six months ended June 30, 2022 and 2021, respectively.

See accompanying Notes to Condensed Consolidated Financial Statements.

TechTarget, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Six Months Ended
	June 30,
	2022	2021
	(Unaudited)
Operating activities:
Net income	$19,579	$6,930
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,708	3,436
Amortization	5,432	4,829
Provision for bad debt	907	6
Stock-based compensation	18,790	12,612
Amortization of debt issuance costs	1,248	654
Deferred tax provision	(3,348)	1,228
Changes in operating assets and liabilities:
Accounts receivable	(10,310)	460
Operating lease assets (ROU)	1,440	810
Prepaid expenses and other current assets	(907)	(867)
Other assets	245	388
Accounts payable	3,937	(552)
Income taxes payable	4,600	502
Accrued expenses and other current liabilities	2,137	(3,197)
Accrued compensation expenses	(2,541)	(728)
Operating lease liability (ROU)	(1,922)	(3,049)
Contract liabilities	7,222	12,165
Other liabilities	(2,778)	(1,746)
Net cash provided by operating activities	48,439	33,881
Investing activities:
Purchases of property and equipment, and other capitalized assets, net	(7,163)	(6,225)
Purchases of investments	(96)	—
Acquisitions of businesses, net	175	—
Net cash used in investing activities	(7,084)	(6,225)
Financing activities:
Tax withholdings related to net share settlements	(4,382)	(370)
Purchase of treasury shares and related costs	(17,492)	—
Registration fees	—	(29)
Proceeds from stock option exercises	—	16
Payment of earnout liabilities	(5,206)	(1,032)
Net cash used in financing activities	(27,080)	(1,415)
Effect of exchange rate changes on cash	(1,754)	181
Net increase in cash	12,521	26,422
Cash at beginning of period	361,623	82,616
Cash at end of period	$374,144	$109,038
Supplemental disclosure of cash flow information:
Cash paid for taxes, net	$7,407	$5,306

See accompanying Notes to Condensed Consolidated Financial Statements.

TechTarget, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data, where otherwise noted, or instances where expressed in millions)

1. Organization and Operations

TechTarget, Inc. and its subsidiaries (collectively, the “Company”) is a global data and analytics leader and software provider for buyers of purchase intent-driven marketing and sales data for enterprise technology vendors. The Company’s service offerings enable technology vendors to better identify, reach and influence corporate information technology (“IT”) decision-makers actively researching specific IT purchases. The Company improves vendors’ ability to impact these audiences for business growth using advanced targeting, analytics and data services complemented by customized marketing programs that integrate demand generation, brand advertising techniques, and content curation and creation. The Company operates a network of approximately 150 websites and 1,100 webinars and virtual event channels, which each focus on a specific IT sector such as storage, security or networking. IT and business professionals have become increasingly specialized, and they have come to rely on the Company’s sector-specific websites and webinars and virtual event channels for purchasing decision support. The Company’s content platforms enable IT and business professionals to navigate the complex and rapidly changing IT landscape where purchasing decisions can have significant financial and operational consequences. At critical stages of the purchase decision process, these content offerings through different channels meet IT and business professionals’ needs for expert, peer and IT vendor information and provide platforms on which business-to-business technology companies can launch targeted marketing campaigns which generate measurable return on investment. Based upon the logical clustering of members and users’ respective job responsibilities and the marketing focus of the products being promoted by the Company’s customers, the Company categorizes its content offerings to address the key market opportunities and audience extensions across a portfolio of distinct market categories: Security; Networking; Storage; Data Center and Virtualization Technologies; CIO/IT Strategy; Business Applications and Analytics; Application Architecture and Development; and ANCL Channel.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, TechTarget Securities Corporation (“TSC”), TechTarget Limited, TechTarget (HK) Limited (“TTGT HK”), TechTarget (Australia) Pty Ltd., TechTarget (Singapore) Pte Ltd., E-Magine Médias SAS (“LeMagIT”), TechTarget Germany GmbH, and BrightTALK Limited and its wholly owned subsidiary, BrightTALK, Inc. (together “BrightTALK”). TSC is a Massachusetts corporation. TechTarget Limited is a subsidiary doing business principally in the United Kingdom. TTGT HK is a subsidiary incorporated in Hong Kong in order to facilitate the Company’s activities in the Asia-Pacific region. TechTarget (Australia) Pty Ltd. and TechTarget (Singapore) Pte Ltd. are the entities through which the Company does business in Australia and Singapore, respectively; LeMagIT and TechTarget Germany GmbH, both wholly-owned subsidiaries of TechTarget Limited, are entities through which the Company does business in France and Germany, respectively. BrightTALK are the entities through which the Company conducts business related to its BrightTALK webinar and virtual event platform.

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

At June 30, 2022, the Company’s collectability assessment continues to include the business and market disruptions caused by COVID-19 and estimates of expected emerging credit and collectability trends. The continued volatility in market conditions and evolving shifts in credit trends are difficult to predict, causing variability and volatility that may have a material impact on our allowance for credit losses in future periods.

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

Recent Accounting Pronouncements

Accounting Guidance Not Yet Adopted

In October 2021, the FASB issued ASU 2021-08 "Accounting for Contract Assets and Contract Liabilities from Contracts with Customers," which clarified the accounting for acquired revenue contracts with customers in a business combination. ASU 2021-08 requires acquirers to measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606. As a result, it is generally expected that an acquirer will recognize and measure contract assets and liabilities in a manner consistent with how they were recognized by the acquiree in its preacquisition financial statements. The guidance is effective for interim and annual periods beginning after December 15, 2022, with early adoption permitted. Early adoption in an interim period requires that the amendments be applied retrospectively to all business combinations for which the acquisition occurs on or after the beginning of the fiscal year including the interim period and prospectively to all business combinations that occur on or after the date of initial application. The new guidance is not expected to have a material impact on our consolidated financial statements.

3. Revenue

Disaggregation of Revenue

The following table depicts the disaggregation of revenue according to categories consistent with how the Company evaluates its financial performance and economic risk. International revenue consists of international geo-targeted campaigns, which are campaigns targeted at an audience of members outside of North America.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
North America	$50,170	$39,416	$93,757	$72,454
International	28,706	24,295	53,284	44,226
Total	$78,876	$63,711	$147,041	$116,680

Contract Liabilities

Timing may differ between the satisfaction of performance obligations and the invoicing and collections of amounts related to the Company’s contracts with customers. Liabilities are recorded for amounts that are collected in advance of the satisfaction of performance obligations. Additionally, certain customers may receive credits, which are accounted for as a material right. The Company estimates these amounts based on the expected amount of future services to be provided to the customer and allocates a portion of the transaction price to these material rights. The Company recognizes these material rights as the material rights are exercised. The resulting material rights amounts included in the contract liabilities on the accompanying Condensed Consolidated Balance Sheets was $2.0 million and $2.6 million at June 30, 2022, and December 31, 2021, respectively.

Contract Liabilities
Year-to-Date Activity
Balance at December 31, 2021	$30,492
Billings	75,380
Revenue Recognized	(68,165)
Balance at March 31, 2022	$37,707
Billings	78,171
Revenue Recognized	(78,875)
Balance at June 30, 2022	$37,003

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
•
Level 2. Observable inputs other than quoted prices in active markets; and
•
Level 3. Unobservable inputs.

The fair value hierarchy of the Company’s financial assets carried at fair value and measured on a recurring basis is as follows:

		Fair Value Measurements at June 30, 2022
	June 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments (1)	$19,907	$—	$19,907	$—
Total assets	$19,907	$—	$19,907	$—
Liabilities:
Contingent consideration - current (2)	$3,642	$—	$—	$3,642
Contingent consideration - non-current (2)	—	—	—	—
Total liabilities	$3,642	$—	$—	$3,642

		Fair Value Measurements at December 31, 2021
	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments (1)	$20,076	$15,000	$5,076	$—
Total assets	$20,076	$15,000	$5,076	$—
Liabilities:
Contingent consideration - current (2)	$5,200	$—	$—	$5,200
Contingent consideration - non-current (2)	2,779	—	—	2,779
Total liabilities	$7,979	$—	$—	$7,979

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

The following table provides a roll-forward of the fair value of the contingent consideration categorized as Level 3 for the six months ended June 30, 2022:

Fair Value
Year-to-Date Activity
Balance at December 31, 2021	$7,979
Payments on contingent liabilities	(5,206)
Amortization of discount on contingent liabilities	10
Remeasurement of contingent liabilities	859
Balance at June 30, 2022	$3,642

Amounts included in accrued expenses and other current liabilities	$3,642
Amounts included in other liabilities	—
Total contingent consideration	$3,642

5. Cash and Investments

Cash is carried at cost, which approximates fair market value. As of June 30, 2022 and December 31, 2021, cash totaled $374.1 million and $361.6 million respectively.

Investments are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity, net of tax. Realized gains and losses on the sale of these investments are determined using the specific identification method. There were no realized gains or losses as of June 30, 2022 or December 31, 2021.

Short-term investments consisted of the following:

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Pooled bond funds	$20,187	$—	$(280)	$19,907
Total short-term investments	$20,187	$—	$(280)	$19,907

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Pooled bond and money market funds	$20,090	$—	$(14)	$20,076
Total short-term investments	$20,090	$—	$(14)	$20,076

6. Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. The Company did not have any intangible assets with indefinite lives other than goodwill as of June 30, 2022 or December 31, 2021. There were no indications of impairment as of June 30, 2022, and the Company believes that, as of the balance sheet dates presented, none of the Company’s goodwill or intangible assets were impaired.

The following table summarizes the Company’s intangible assets, net:

		June 30, 2022
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer, affiliate and advertiser relationships	5-19	$82,628	$(13,935)	$68,693
Developed websites, technology and patents	10	31,809	(5,695)	26,114
Trademark, trade name and domain name	5-16	7,398	(2,513)	4,885
Proprietary user information database and internet traffic	5	1,081	(1,081)	—
Non-compete agreements	1.5-3	600	(249)	351
Total intangible assets		$123,516	$(23,473)	$100,043

		December 31, 2021
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer, affiliate and advertiser relationships	5-19	$85,663	$(11,695)	$73,968
Developed websites, technology and patents	10	34,939	(4,509)	30,430
Trademark, trade name and domain name	5-16	7,913	(2,355)	5,558
Proprietary user information database and internet traffic	5	1,133	(1,133)	—
Non-compete agreements	1.5-3	600	(166)	434
Total intangible assets		$130,248	$(19,858)	$110,390

Intangible assets are amortized over their estimated useful lives, which range from eighteen months to nineteen years, using methods of amortization that are expected to reflect the estimated pattern of economic use. The remaining amortization expense will be recognized over a weighted-average period of approximately 6.7 years. Amortization expense was $4.6 million and $4.3 million for the six months ended June 30, 2022 and 2021, respectively. Amortization expense relating to developed websites, technology and patents is recorded within costs of revenues. All other amortization is recorded within operating expenses as the remaining intangible assets consist of customer-related assets which generate website traffic that the Company considers to be in support of selling and marketing activities. The Company did not write off any fully amortized intangible assets in the first six months of 2022.

The Company expects amortization expense of intangible assets to be as follows:

Years Ending December 31:	Amortization Expense
2022 (July 1 – December 31)	$4,395
2023	8,641
2024	8,610
2025	8,572
2026	8,518
Thereafter	61,307
Total	$100,043

7. Net Income Per Common Share

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per common share is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator:
Net income	$12,415	$5,120	$19,579	$6,930
Denominator:
Basic:
Weighted average shares of common stock and vested, undelivered restricted stock units outstanding	29,573,994	28,152,210	29,641,113	28,146,414
Diluted:
Weighted average shares of common stock and vested, undelivered restricted stock units outstanding	29,573,994	28,152,210	29,641,113	28,146,414
Effect of potentially dilutive shares (1)	4,691,438	3,992,029	4,702,789	3,975,049
Total weighted average shares of common stock and vested, undelivered restricted stock units outstanding and potentially dilutive shares	34,265,432	32,144,239	34,343,902	32,121,463
Net Income Per Common Share:
Basic:
Net income applicable to common stockholders	$12,415	$5,120	$19,579	$6,930
Weighted average shares of stock outstanding	29,573,994	28,152,210	29,641,113	28,146,414
Basic net income per common share	$0.42	$0.18	$0.66	$0.25
Diluted:
Net income applicable to common stockholders	$13,055	$5,510	$20,859	$7,710
Weighted average shares of stock outstanding	34,265,432	32,144,239	34,343,902	32,121,463
Diluted net income per common share (1)	$0.38	$0.17	$0.61	$0.24

(1)
In calculating diluted net income per share, 84 thousand shares and 81 thousand shares related to outstanding stock options and unvested, undelivered restricted stock units were excluded for the three and six months ended June 30, 2022, respectively; 45 thousand shares and 35 thousand shares related to outstanding stock options and unvested, undelivered restricted stock units were excluded for the three and six months ended June 30, 2021, respectively. Additionally, in calculating diluted net income per share, we excluded the impact of interest expense and amortization of note costs relating to our convertible shares from net income and included the weighted average shares 3.9 million common shares under the if-converted method for the three and six months ended June 30, 2022 and 2.9 million common shares for the three and six months ended June 30, 2021, respectively. For the three months and six months ended June 30, 2022, the interest expense including amortization of note issuance costs, related to convertible notes was $0.6 million and $1.3 million, respectively and $0.4 million and $0.8 million for the three and six months ended June 30, 2021, respectively.

8. Convertible Notes and Loan Agreement

Convertible Notes

In December 2020, the Company issued $201.3 million in aggregate principal amount of 0.0125% convertible senior notes due December 15, 2025 (the “2025 Notes”) and in December 2021, the Company issued $414 million in aggregate principal amount of 0.0% convertible senior notes due December 15, 2026 (the “2026 Notes”). At the time of the issuance of the 2026 Notes, a portion of the outstanding 2025 Notes were exchanged for shares of common stock and cash. As of June 30, 2022, approximately $51 million aggregate principal amount of the 2025 Notes remain outstanding. Further details are included below:

Issuance	Maturity Date	Interest Rate	First Interest Payment Date	Effective Interest Rate	Semi-Annual Interest Payment Dates	Initial Conversion Rate per $1,000 Principal	Initial Conversion Price	Number of Shares (in millions)
2025 Notes	December 15, 2025	0.125%	June 15, 2021	0.8%	June 15, and December 15	14.1977	$70.43	1.0
2026 Notes	December 15, 2026	0.0%	––	0.0%	––	7.6043	$131.50	4.3

Each of the 2025 Notes and the 2026 Notes (collectively, the “Notes”) is governed by an indenture between the Company, as issuer, and U.S. Bank, National Association, as trustee (together the “Indentures”, and each such indenture, an “Indenture”). The Notes are unsecured and rank senior in right of payment to the Company’s future indebtedness that is expressly subordinated in right of payment to the Notes and equal in right of payment to the Company’s unsecured indebtedness that is not so subordinated.

Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s election.

Terms of the Notes

Prior to the close of business on September 15, 2025 and September 14, 2026, the 2025 Notes and 2026 Notes, respectively, will be convertible at the option of holders during certain periods, only upon satisfaction of certain conditions set forth below. On or after September 15, 2025 (for the 2025 Notes) and September 14, 2026 (for the 2026 Notes), until the close of business on the second scheduled trading day immediately preceding the applicable maturity date, holders may convert all or any portion of their Notes at the applicable conversion price at any time regardless of whether the conditions set forth below have been met.

Holders may convert all or a portion of their Notes prior to the close of business on the day immediately preceding their applicable conversion date, in multiples of the $1,000 principal amount, only under the following circumstances:

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

The conversion feature of the 2025 Notes was triggered as of December 31, 2021 as the last reported trading price of our common stock was greater than or equal to 130% of the conversion prices for at least 20 trading days in the period of 30 consecutive trading days ending on, and including, the last trading day of the quarter ended December 31, 2021 and therefore the 2025 Notes were convertible, in whole or in part, at the option of the holders from January 1, 2022 through March 31, 2022. After March 31, 2022, the 2025 Notes were no longer convertible at the option of the holder. The 2026 Notes have not become convertible.

Whether the 2026 Notes or 2025 Notes will be convertible prior to September 14, 2025 in the case of the 2025 Notes or September 14, 2026 for the 2026 Notes will depend on the satisfaction of the trading price condition or another conversion condition specified in the Indentures in the future.

The Notes consist of the following:

	June 30, 2022		December 31, 2021
Liability Component:	2026 Notes	2025 Notes	2026 Notes	2025 Notes
Principal	$414,000	$51,381	$414,000	$51,381
Less: debt discount, net of amortization	—	—	—	—
Less: unamortized debt issuance costs	9,756	1,183	10,836	1,351
Net carrying amount	$404,244	$50,198	$403,164	$50,030

The following table sets forth total interest expense recognized related to the Notes:

	June 30, 2022	June 30, 2021
Interest paid on 2025 Notes	$32	$126
Amortization of debt discount and transaction costs	1,248	654
	$1,280	$780

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

	June 30, 2022		December 31, 2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
Convertible senior notes	$401,542	$454,442	$490,513	$453,194

2021 Loan Agreement

On October 29, 2021, the Company entered into a Loan and Security Agreement with Western Alliance Bank, as administrative agent and collateral agent for the lenders, and the banks and other financial institutions or entities from time to time party thereto as lenders (the “2021 Loan Agreement”). The 2021 Loan Agreement provides for a $75 million revolving credit facility with a $5 million letter-of-credit sublimit and matures on October 29, 2023. The 2021 Loan Agreement is secured by substantially all of the Company’s assets. Borrowings under the 2021 Loan Agreement bear interest at a rate equal to one (1) month U.S. LIBOR, plus a spread based upon the Company’s leverage (as defined by 2021 Loan Agreement), which may vary between 2.00% and 2.75%. As of June 30, 2022, the interest rate was 4.55%. The 2021 Loan Agreement is subject to various leverage and non-financial covenants. No amounts were outstanding under the 2021 Loan Agreement as of June 30, 2022.

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

As of June 30, 2022, operating lease assets were $21.5 million and operating lease liabilities were $25.5 million. The maturities of the Company’s operating lease liabilities as of June 30, 2022 were as follows:

Minimum Lease
Years Ending December 31:	Payments
2022 (July 1 – December 31)	$2,472
2023	4,601
2024	4,545
2025	3,756
2026	3,754
Thereafter	9,930
Total future minimum lease payments	29,058
Less imputed interest	3,529
Total operating lease liabilities	$25,529

Included in the Consolidated Balance Sheet:
Current operating lease liability	$3,696
Non-current operating lease liability	21,833
Total operating lease liabilities	$25,529

For the three and six months ended June 30, 2022 and 2021, the total lease cost was comprised of the following amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease expense	$712	$1,111	$1,853	$2,253
Short-term lease expense	2	66	11	142
Total lease expense	$714	$1,177	$1,864	$2,395

The following summarizes additional information related to operating leases:

As of
June 30, 2022
Weighted-average remaining lease term — operating leases	3.9
Weighted-average discount rate — operating leases	4%

If the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate as the discount rate. The Company uses its best judgment when determining the incremental borrowing rate, which is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term to the lease payments in a similar currency.

Litigation

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At June 30, 2022 and December 31, 2021, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its condensed consolidated financial position, results of operations, or cash flows.

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

No new awards may be granted under the 2007 Plan; however, the shares of common stock remaining in the 2007 Plan are available for issuance in connection with previously awarded grants under the 2007 Plan. There are 37,500 shares of common stock that remain subject to outstanding stock grants under the 2007 Plan as of June 30, 2022.

In March 2017, the Company’s board of directors approved the 2017 Stock Option and Incentive Plan (the “2017 Plan”), which was approved by the stockholders of the Company at the 2017 Annual Meeting and became effective June 16, 2017. The 2017 Plan replaces the Company’s 2007 Plan. On June 16, 2017, 3,000,000 shares of the Company’s common stock were reserved for issuance under the 2017 Plan and, generally, shares that are forfeited or canceled from awards under the 2017 Plan also will be available for future awards. In April 2021, the stockholders of the Company authorized the issuance of up to an additional 3,800,000 shares of the Company’s common stock under the 2017 Plan. Under the 2017 Plan, the Company may grant restricted stock and restricted stock units, non-qualified stock options, stock appreciation rights, performance awards, and other stock-based and cash-based awards. Grants generally vest in equal tranches over a three-year period. Stock options granted under the 2017 Plan expire no later than ten years after the grant date. Shares of stock issued pursuant to restricted stock awards are restricted in that they are not transferable until they vest. Shares of stock underlying awards of restricted stock units are not issued until the units vest. Non-qualified stock options cannot be exercised until they vest. Under the 2017 Plan, all stock options and stock appreciation rights must be granted with an exercise price that is at least equal to the fair market value of the common stock on the date of grant. The 2017 Plan broadly prohibits the repricing of options and stock appreciation rights without stockholder approval and requires that no dividends or dividend equivalents be paid with respect to options or stock appreciation rights. The 2017 Plan further provides that, in the event any dividends or dividend equivalents are declared with respect to restricted stock, restricted stock units, other stock-based awards and performance awards (referred to as “full-value awards”), such dividends or dividend equivalents would be subject to the same vesting and forfeiture provisions as the underlying award. There are a total of 1,657,599 shares of common stock that remain subject to outstanding stock-based grants under the 2017 Plan as of June 30, 2022. A total of 3,048,035 shares of common stock remain available for issuance under the 2017 Plan as of June 30, 2022.

Employee Stock Purchase Plan

In April 2022, the Company’s board of directors approved the TechTarget, Inc. 2022 Employee Stock Purchase Plan (the “ESPP”), which was approved by the stockholders of the Company at the 2022 Annual Meeting of Stockholders and became effective June 7, 2022. On June 7, 2022, 600,000 shares of the Company’s common stock were reserved for issuance under the ESPP. After the initial offering period of three months, commencing September 1, 2022, eligible employees will be offered shares of common stock over a twelve-month offering period, which consists of two consecutive six-month purchase periods. Employees may purchase a limited amount (up to $25,000) of shares of the Company’s common stock under the ESPP at a discount of up to 15% of the lesser of the market value of the common stock at either (a) the beginning of the six-month purchase period during which the shares of common stock are purchased or (b) the end of such six-month purchase period. As of June 30, 2022, all 600,000 shares of common stock remain available for issuance under the ESPP.

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

A summary of the stock option activity under the Company’s plans for the six months ended June 30, 2022 is presented below:

Six Month Activity	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value(1)
Options outstanding at December 31, 2021	125,000	$25.49	—	—
Granted	22,500	74.70	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Cancelled	—	—	—	—
Options outstanding at June 30, 2022	147,500	$33.00	6.47	$5,053
Options exercisable at June 30, 2022	125,000	$25.49	5.85	$5,053
Options vested or expected to vest at June 30, 2022	145,798	$32.52	6.43	$5,053

(1) The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company’s common stock on June 30, 2022 of $65.72 per share and the exercise price of the underlying options.

There were no options exercised during the six months ended, June 30, 2022. The total amount of cash received from exercise of these options was approximately $16 thousand during the six months ended, June 30, 2021.

Restricted Stock Units

Restricted stock units are valued at the market price of a share of the Company’s common stock on the date of the grant. A summary of the restricted stock unit activity under the Company’s plans for the six months ended June 30, 2022 is presented below:

Year-to-Date Activity	Shares	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Nonvested outstanding at December 31, 2021	1,609,350	$54.45	—
Granted	124,932	78.09	—
Vested	(154,933)	73.54	—
Forfeited	(31,750)	73.39	—
Nonvested outstanding at June 30, 2022	1,547,599	$54.06	$101,708

There were 154,933 restricted stock units with a total grant-date fair value of $11.4 million that vested during the six months ended June 30, 2022. There were 34,802 restricted stock units with a total grant-date fair value of $2.1 million that vested during the six months ended June 30, 2021.

As of June 30, 2022, there was $54.2 million of total unrecognized compensation expense related to stock options and restricted stock units, which is expected to be recognized over a weighted average period of 1.5 years.

Employee Stock Purchase Plan (“ESPP”)

For the three and six months ended June 30, 2022, no offering periods had commenced under the ESPP.

11. Stockholders’ Equity

Common Stock Repurchase Programs

In May 2020, the Company announced that the board of directors had authorized a new stock repurchase program (the “May 2020 Repurchase Program”) whereby the Company is authorized to repurchase shares of the Company’s common stock having an aggregate purchase prices of up to $25.0 million from time to time on the open market or in privately negotiated transactions at prices and in the manner determined by management. During the six month period ended June 30, 2022, the Company repurchased 206,114 shares for an aggregate purchase price of $14.2 million at an average share price of $68.82 under the May 2020 Repurchase Program. The May 2020 Repurchase Program expired on May 1, 2022.

In May 2022, the Company announced that the board of directors had authorized a new stock repurchase program (the “May 2022 Repurchase Program”) whereby the Company is authorized to repurchase shares of the Company’s common stock having an aggregate purchase prices of up to $50.0 million from time to time on the open market or in privately negotiated transactions at prices and in the manner determined by management. During the six month period ended June 30, 2022, the Company repurchased 50,993 shares for an aggregate purchase price of $3.3 million at an average share price of $64.76 under the May 2022 Repurchase Program.

Repurchased shares are recorded under the cost method and are reflected as treasury stock in the accompanying Condensed Consolidated Balance Sheets.

Reserved Common Stock

As of June 30, 2022, the Company has reserved (i) 4,743,134 shares of common stock for use in settling outstanding unexercised options and restricted stock units that have not vested and been issued, and for future awards available for grant under the 2007 Plan and 2017 Plan, (ii) 600,000 shares of common stock for use in settling common stock acquired under the ESPP and (iii) 5,349,987 shares which may be issuable upon conversion of the Notes.

12. Income Taxes

The Company measures its interim period tax expense using an estimated annual effective tax rate and adjustments for discrete taxable events that occur during the interim period. The estimated annual effective income tax rate is based upon the Company’s estimations of annual pre-tax income, the geographic mix of pre-tax income, and its interpretations of tax laws. The Company updates the estimate of its annual effective tax rate at the end of each quarterly period. The Company recorded income tax expense of $5.7 million and $8.7 million for the three and six months ended June 30, 2022, respectively. The tax expense for the three months ended June 30, 2022 decreased by approximately $0.6 million, as compared to the same period in 2021, primarily due to higher pretax income that resulted a $2.4 million increase in tax expense based on projected effective tax rate and offset by $3.2 million decrease in UK tax rate adjustment. The tax expense for the six months ended June 30, 2022 increased by approximately $1.6 million, as compared to the same period in 2021, primarily due to higher pretax income that resulted in a $4.7 million increase in tax expense based on projected effective tax rate and offset by an approximate $3.2 million decrease attributable to the UK tax rate adjustment. The Company recorded income tax expense of $6.3 million and $7.0 million for the three and six months ended June 30, 2021, respectively.

13. Segment Information

The Company views its operations and manages its business as one operating segment which is the business of providing purchase intent marketing and sales services. The Company aggregated its operating segment based upon the similar economic and operating characteristics of its operations.

Geographic Data

Net sales by campaign target area were as follows (1):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
North America	$50,170	$39,416	$93,757	$72,454
International	28,706	24,295	53,284	44,226
Total	$78,876	$63,711	$147,041	$116,680
(1)
Net sales to customers by campaign target area is based on the geo-targeted (target audience) location of the campaign.

Net sales to unaffiliated customers by geographic area were as follows (2):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
United States	$59,736	$45,769	$110,475	$83,269
United Kingdom	7,908	8,825	15,571	16,973
Other international	11,232	9,117	20,995	16,438
Total	$78,876	$63,711	$147,041	$116,680
(2)
Net sales to unaffiliated customers by geographic area is based on the customers’ current billing addresses and does not consider the geo-targeted (target audience) location of the campaign.

Long-lived assets by geographic area were as follows:

	June 30, 2022	December 31, 2021
United States	$223,716	$224,235
International	90,049	101,948
Total	$313,765	$326,183

Long-lived assets are comprised of property and equipment, net; goodwill; and intangible assets, net. The United Kingdom accounted for 28% of the Company’s long-lived assets for the six months ended June 30, 2022 and no single country outside of the U.S. or United Kingdom accounted for 1% or more of the Company’s long-lived assets during either of these periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including those discussed below in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2021 under Part I, Item 1A, “Risk Factors,” and in the other documents we file with the Securities and Exchange Commission. Please refer to our cautionary note regarding “Forward-Looking Statements” section on page 34 of this Quarterly Report on Form 10-Q.

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

We had approximately 29.6 million and 27.6 million registered members and users, which we refer to as our “audiences”, as of June 30, 2022 and 2021, respectively. While the size of our audiences does not provide direct insight into our customer numbers or our revenue, we believe the value of the services we sell to our customers is a direct result of the breadth and reach of this content footprint. This footprint creates the opportunity for our clients to gain business leverage by targeting our audiences through customized marketing programs. Likewise, the behavior exhibited by these audiences enables us to provide our customers with data products to improve their marketing and sales efforts. The targeted nature of our audiences enables B2B technology companies to reach a specialized audience efficiently because our content is highly segmented and aligned with the B2B technology companies’ specific products.

Through our ability to identify, reach and influence key decision makers, we have developed a broad customer base and, in 2022 expect to deliver marketing and sales services programs to over 3,000 customers.

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

Executive Summary

Financial Results For the Six Months Ended June 30, 2022

Our revenue for the six months ended June 30, 2022 increased by $30.4 million, or 26%, to $147.0 million, compared with $116.7 million, during the same period in 2021. We saw and continued to see increased customer spend for additional data driven marketing products, including Priority Engine™, lead generation and Qualified Sales Opportunities. Additionally, we were able to recognize revenues associated with the renewal of acquired customer contracts previously recorded as unearned revenue, as further highlighted in the table below (see “Adjusted Revenue”). Priority Engine™ revenue increased 20% to $34.1 million, in the first six months of 2022 compared with $28.4 million in the first six months of 2021. The amount of revenue that we derived from longer-term contracts, which we define as contracts with a term of in excess of 270 days, in the second quarter of 2022 increased 24%, compared to the second quarter of 2021.

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

Our international geo-targeted revenue, where our target audience is outside North America (“International”), increased approximately 20% for the six months ended June 30, 2022, compared with the prior year period driven by the items noted above.

Gross profit percentage was 73% and 71% for the six months ended June 30, 2022 and 2021, respectively. Gross profit increased by $25.1 million, mainly due to the increase in revenue compared to the same period a year ago.

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
•
Customer Demographics. In the three and six months ended June 30, 2022, revenue from our legacy global customers (a static cohort comprised of our 10 historically largest on premises hardware technology companies), increased by approximately 10% and 8%, respectively, compared to the same period in the prior year. Revenue from our other customers, excluding the legacy global customers described above, increased by approximately 20% and 22%, respectively, compared to the same three and six month periods in the prior year.

Our key strategic initiatives include:

•
Geographic. During the three and six months ended June 30, 2022, approximately 36% of our revenue was derived from internationally targeted campaigns, respectively.
•
Product. Purchase intent data continues to drive our product road strategy. During 2022, we intend to improve upon our marketing use case and integration capabilities, among other things.

Our revenue was up 24% and 26% for the three and six months ended June 30, 2022 respectively, compared to the same period in the prior year, which was primarily driven by the factors noted above, as well as the portion of revenue we were not allowed to recognize in the same period in the prior year (See “Adjusted Revenue”). We have looked extensively at the dynamics between IT Deal Alert™ and other offerings and have evaluated whether our growth in IT Deal Alert™ customers is taking away from other products for those same accounts. However, our data indicates that this is not the case, and while our sales team is leading with IT Deal Alert™, our sales team continues to emphasize the benefits of integration across our product offerings.

Sources of revenues

Revenue changes for the three and six month periods ended June 30, 2022, as compared to the same periods in 2021, are shown in the table below. See the discussion above and Notes 3 and 13 to our condensed consolidated financial statements for additional information on our revenues.

	For the Three Months Ended June 30,		Percent Change	For the Six Months Ended June 30,		Percent Change
	2022	2021		2022	2021
North America	$50,170	$39,416	27%	$93,757	$72,454	29%
International	28,706	24,295	18%	53,284	44,226	20%
Total	$78,876	$63,711	24%	$147,041	$116,680	26%

We sell customized marketing programs to B2B technology companies targeting a specific audience within a particular enterprise technology or business sector or sub-sector. We maintain multiple points of contact with our customers to provide support throughout their organizations and their customers’ IT sales cycles. As a result, our customers often run multiple advertising programs with us in order to target their desired audience of enterprise technology and business professionals more effectively. There are multiple factors that can impact our customers’ marketing and advertising objectives and spending with us, including but not limited to, IT product launches, increases or decreases to their advertising budgets, the timing of key industry marketing events, responses to competitor activities and efforts to address specific marketing objectives such as creating brand awareness or generating sales leads. Our products and services are generally delivered under short-term contracts that run for the length of a given program, typically less than nine months. In the quarter ended June 30, 2022 approximately 41% of our revenue was from longer-term contracts.

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

The following table presents a reconciliation of Revenue to Adjusted Revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$78,876	$63,711	$147,041	$116,680
Impact of fair value adjustment on acquired unearned revenue	501	3,271	1,676	8,296
Adjusted Revenue	$79,377	$66,982	$148,717	$124,976
Revenue percentage change	24%		26%
Adjusted revenue percentage change	19%		19%

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

Our critical accounting policies are those that affect our more significant judgments used in the preparation of our condensed consolidated financial statements. A description of our critical accounting policies and estimates is contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Other than those noted in Note 2 to our condensed consolidated financial statements, there were no material changes to our critical accounting policies and estimates during the first six months of 2022.

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

Results of Operations

The following table sets forth our results of operations for the periods indicated, including percentage of total revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
Revenue	$78,876	100%	$63,711	100%	$147,041	100%	$116,680	100%
Cost of revenue	19,751	25%	17,114	27%	37,597	26%	32,282	28%
Amortization of acquired technology	698	1%	776	1%	1,443	1%	1,541	1%
Gross profit	58,427	74%	45,821	72%	108,001	73%	82,857	71%
Operating expenses:
Selling and marketing	24,798	31%	22,099	35%	49,053	33%	43,705	37%
Product development	3,081	4%	2,534	4%	6,199	4%	5,457	5%
General and administrative	7,689	10%	6,208	10%	15,531	11%	12,643	11%
Depreciation	1,767	2%	1,388	2%	3,432	2%	2,609	2%
Amortization	1,977	3%	1,658	3%	3,989	3%	3,288	3%
Total operating expenses	39,312	50%	33,887	53%	78,204	53%	67,702	58%
Operating income	19,115	24%	11,934	19%	29,797	20%	15,155	13%
Interest and other income (expense), net	(984)	-1%	(486)	-1%	(1,544)	-1%	(1,182)	-1%
Income before provision for income taxes	18,131	23%	11,448	18%	28,253	19%	13,973	12%
Provision for income taxes	5,716	7%	6,328	10%	8,674	6%	7,043	6%
Net income	$12,415	16%	$5,120	8%	$19,579	13%	$6,930	6%

Comparison of Three Months Ended June 30, 2022 and June 30, 2021

Revenue

	Three Months Ended June 30,
	2022	2021	Increase	Percent Change
Revenue	$78,876	$63,711	$15,165	24%

Revenue increased for the three months ended June 30, 2022, as compared to the same period in 2021, primarily due to customers increasing their spending for additional data driven marketing products and the renewal of acquired customer contracts previously recorded as unearned revenue. Priority Engine™, lead generation and Qualified Sales Opportunities revenue each increased over prior quarter, which contributed to our growth.

Cost of Revenue and Gross Profit

	Three Months Ended June 30,
	2022	2021	Increase (Decrease)	Percent Change
Cost of revenue	$19,751	$17,114	$2,637	15%
Amortization of acquired technology	$698	$776	$(78)	-10%
Gross profit	$58,427	$45,821	$12,606	28%
Gross profit percentage	74%	72%

Gross Profit. Our gross profit is equal to the difference between our revenue and our cost of revenue for the period. Gross profit percentage was 74% and 72% for the three months ended June 30, 2022 and 2021, respectively. Gross profit increased by $12.6 million in the three months ended June 30, 2022 compared to the same period in 2021, primarily due to increased revenue compared to the same period a year ago. Because the majority of our costs are labor-related, we expect our gross profit to fluctuate from period to period depending on the total revenue for the period.

Operating Expenses and Other

	Three Months Ended June 30,
	2022	2021	Increase (Decrease)	Percent Change
Operating expenses:
Selling and marketing	$24,798	$22,099	$2,699	12%
Product development	3,081	2,534	547	22%
General and administrative	7,689	6,208	1,481	24%
Depreciation	1,767	1,388	379	27%
Amortization	1,977	1,658	319	19%
Total operating expenses	$39,312	$33,887	$5,425	16%
Interest and other expense, net	$984	$486	$498	102%
Provision for income taxes	$5,716	$6,328	$(612)	-10%

Selling and Marketing. Selling and marketing expenses increased for the three months ended June 30, 2022, as compared to the same period in 2021, primarily due to a $2 million increase in stock-based compensation expense and increase in pay related expenses.

Product Development. Product development expense increased for the three months ended June 30, 2022, as compared to the same period in 2021, primarily due to a $0.2 million increase in stock-based compensation expense.

General and Administrative. General and administrative expense increased for the three months ended June 30, 2022, as compared to the same period in 2021, primarily due to a $0.5 million increase in stock-based compensation costs and a $0.5 million increase in bad debt expense and increases in other costs.

Depreciation. Depreciation expense increased for the three months ended June 30, 2022, as compared to the same period in 2021, due to increased capitalized software expenses.

Amortization. Amortization expense increased for the three months ended June 30, 2022, as compared to the same period in 2021, due to intangible assets acquired in 2021 and increase in fair value of contingent consideration.

Interest and other expense, net. Interest and other expense increased for the three months ended June 30, 2022, as compared to the same period in 2021, primarily due to amortization of debt issuance costs and currency fluctuations from trade receivables.

Provision for income taxes. Our effective income tax rate was 32% and 55% for the three months ended June 30, 2022 and 2021, respectively. The tax expense for the three months ended June 30, 2022 decreased by approximately $0.6 million primarily due to a $3.2 million decrease attributable to the UK tax rate adjustment offset by the higher pretax income that resulted in a $2.4 million increase in tax expense based on projected effective tax rate.

Comparison of Six Months Ended June 30, 2022 and June 30, 2021

Revenue

	Six Months Ended June 30,
	2022	2021	Increase	Percent Change
Revenues	$147,041	$116,680	$30,361	26%

Revenue. Revenue increased for the six months ended June 30, 2022, as compared to the same period in 2021, primarily due to customers increasing their spending for additional data driven marketing products. Priority Engine™, lead generation and Qualified Sales Opportunities revenue each increased over prior quarter and contributed to our growth.

Cost of Revenue and Gross Profit

	Six Months Ended June 30,
	2022	2021	Increase	Percent Change
Cost of revenue	$37,597	$32,282	$5,315	16%
Amortization of acquired technology	$1,443	$1,541	$(98)	-6%
Gross profit	$108,001	$82,857	$25,144	30%
Gross profit percentage	73%	71%

Gross Profit. Our gross profit is equal to the difference between our revenue and our cost of revenues for the period. Gross profit percentage was 73% and 71% for the six months ended June 30, 2022 and 2021, respectively. Gross profit increased by $25.1 million in the six months ended June 30, 2022 compared to the same period in 2021. Both the increases in gross profit and gross profit percentage are primarily attributable to increased revenue compared to the same period a year ago. The majority of our costs are labor-related, we expect our gross profit to fluctuate from period to period depending on the total revenue for the period.

Operating Expenses and Other

	Six Months Ended June 30,
	2022	2021	Increase	Percent Change
Operating expenses:
Selling and marketing	$49,053	$43,705	$5,348	12%
Product development	6,199	5,457	742	14%
General and administrative	15,531	12,643	2,888	23%
Depreciation	3,432	2,609	823	32%
Amortization	3,989	3,288	701	21%
Total operating expenses	$78,204	$67,702	$10,502	16%
Interest and other expense, net	$1,544	$1,182	$362	31%
Provision for income taxes	$8,674	$7,043	$1,631	23%

Selling and Marketing. Selling and marketing expenses increased for the six months ended June 30, 2022, as compared to the same period in 2021, primarily due to a $3.5 million increase in stock-based compensation expense and higher salary costs.

Product Development. Product development expense increased for the six months ended June 30, 2022, as compared to the same period in 2021, primarily due to higher contracted services and recruiting costs.

General and Administrative. General and administrative expense increased for the six months ended June 30, 2022, as compared to the same period in 2021, primarily due to a $2.1 million increase in stock-based compensation costs, along with increases in other costs including legal and software.

Depreciation. Depreciation expense increased for the six months ended June 30, 2022, as compared to the same period in 2021, due to increased capitalized software expenditures.

Amortization. Amortization expense increased for the six months ended June 30, 2022, as compared to the same period in 2021, primarily due to intangible assets acquired in 2021 and increase in fair value of contingent consideration.

Interest and other expense, net. Interest and other expense increased for the six months ended June 30, 2022, as compared to the same period in 2021, primarily due to amortization of debt issuance costs and currency fluctuations from trade receivables.

Provision for income taxes. Our effective income tax rate was 31% and 50% for the six months ended June 30, 2022 and 2021, respectively. The increase in tax expense was primarily due to higher pretax income offset by excess tax benefits of stock-based compensation and UK tax rate adjustment, a discrete item. The tax expense for the six months ended June 30, 2022 increased by approximately $1.6 million primarily due to an increase in pretax income that resulted in a $4.7 million increase in tax expense based on our projected effective tax rate and offset by an approximate $3.2 million decrease attributable to the UK tax rate adjustment.

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

Liquidity and Capital Resources

Resources

Our cash and investments at June 30, 2022 totaled $394.1 million, a $12.4 million increase from December 31, 2021, primarily driven by cash generated from our operations offset in part by investments in property and equipment and repurchases under stock buyback programs during 2022. We believe that our existing cash and investments, our cash flow from operating activities and borrowings under our 2021 Loan Agreement will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion internationally, future acquisitions we might undertake and any expansion into complementary businesses. To the extent that our cash and investments and cash flow from operating activities are insufficient to fund our future activities, we may raise additional funds through additional bank credit arrangements or public or private equity or debt financings. We may also raise additional funds in the event we determine in the future to effect one or more additional acquisitions of businesses.

	June 30, 2022	December 31, 2021
Cash and investments	$394,051	$381,699
Accounts receivable, net	$60,176	$51,095

Cash, Cash Equivalents and Investments

Our cash, cash equivalents and investments at June 30, 2022 were held for working capital purposes and were invested primarily in pooled bond funds. We do not enter into investments for trading or speculative purposes.

Accounts Receivable, Net

Our accounts receivable balance fluctuates from period to period, which affects our cash flows from operating activities. The fluctuations vary depending on the timing with which we meet our performance obligations and on the timing of our cash collections, as well as on changes to our allowance for doubtful accounts. We use days sales outstanding (“DSO”) as a measurement of the quality and status of our receivables since lower DSO is generally correlated with higher collection rates. We define DSO as net accounts receivable at quarter end divided by total revenue for the applicable period, multiplied by the number of days in the applicable period. DSO was 69 days and 60 days at June 30, 2022 and December 31, 2021, respectively.

Cash Flows

	Six Months Ended June 30,
	2022	2021
Net cash provided by operating activities	$48,439	$33,881
Net cash used in investing activities	$(7,084)	$(6,225)
Net cash used in financing activities	$(27,080)	$(1,415)

Operating Activities

Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, provisions for bad debt, stock-based compensation, deferred income taxes, and the effect of changes in working capital and other activities. Cash provided by operating activities for the six months ended June 30, 2022 was $48.4 million compared to cash provided by operating activities of $33.9 million for the six months ended June 30, 2021.

The increase in cash provided by operating activities was primarily the result of increase in revenue, changes in working capital and stock-based compensation charged to earnings.

Investing Activities

Cash used in investing activities in the six months ended 2022 and 2021 was $7.1 million and $6.2 million respectively and was driven by the purchase of property and equipment, primarily for internal-use software, and to a lesser extent, computer equipment. We capitalized internal-use software and website development costs of $6.4 million and $5.7 million for the six months ended June 30, 2022 and 2021, respectively.

Financing Activities

In the first six months of 2022, we used $27.1 million for financing activities, consisting primarily of $5.2 million for the payment of contingent consideration related to our 2020 and 2021 acquisitions, $4.4 million for tax withholdings related to net share settlements and $17.5 million for the repurchase of TechTarget shares. In the first six months of 2021, we used $1.4 million for financing activities, consisting primarily of $1.0 million for the payment of contingent consideration related to our 2020 and 2021 acquisitions and $0.4 million for tax withholdings related to net share settlements.

Common Stock Repurchase Programs

In May 2020, we announced that our board of directors had authorized a $25.0 million stock repurchase program (the “May 2020 Repurchase Program”) whereby we are authorized to repurchase shares of our common stock from time to time on the open market or in privately negotiated transactions at prices and in the manner determined by management. We repurchased 206,114 shares at an aggregate purchase price of $14.2 million at an average share price of $68.82 under the May 2020 Repurchase Program during 2022. The May 2020 Repurchase Program expired on May 1, 2022 with $10.8 million in authorized remaining capacity.

In May 2022, the Company announced that the board of directors had authorized a new stock repurchase program (the “May 2022 Repurchase Program”) whereby the Company is authorized to repurchase shares of the Company’s common stock having an aggregate purchase prices of up to $50.0 million from time to time on the open market or in privately negotiated transactions at prices and in the manner determined by management. During the six month period ended June 30, 2022, the Company repurchased 50,993 shares for an aggregate purchase price of $3.3 million at an average share price of $64.76 under the May 2022 Repurchase Program. As of June 30, 2022, $46.7 million remained available under the May 2022 Repurchase Program.

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

The 2026 Notes are governed by an indenture between the Company, as issuer, and U.S. Bank Trust Company, National Association, as trustee. The 2026 Notes are unsecured and rank senior in right of payment to the Company’s future indebtedness that is expressly subordinated in right of payment to the 2026 Notes and equal in right of payment to the Company’s unsecured indebtedness that is not so subordinated.

Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s election.

The 2026 Notes have an initial conversion rate of 7.6043 shares of common stock per $1,000 principal amount of 2026 Notes. This represents an initial effective conversion price of approximately $131.50 per share of common stock and 3,148,180 shares issuable upon conversion. Throughout the term of the 2026 Notes, the conversion rate may be adjusted upon the occurrence of certain events. As of June 30, 2022, no such adjustment has occurred. Holders of the 2026 Notes will not receive any cash payment representing accrued and unpaid interest, if any, upon conversion of a 2026 Note.

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

The 2025 Notes are governed by an indenture between the Company, as issuer, and U.S. Bank Trust Company, National Association, as trustee. The 2025 Notes are unsecured and rank senior in right of payment to the Company’s future indebtedness that is expressly subordinated in right of payment to the Notes and equal in right of payment to the Company’s unsecured indebtedness that is not so subordinated.

Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s election.

The 2025 Notes have an initial conversion rate of 14.1977 shares of common stock per $1,000 principal amount of the Notes. This represents an initial effective conversion price of approximately $70.43 per share of common stock and 2,857,447 shares issuable upon conversion of the full aggregate principal amount of the 2025 Notes. Throughout the term of the 2025 Notes, the conversion rate may be adjusted upon the occurrence of certain events. As of June 30, 2022, no such adjustment has occurred. Holders of the 2025 Notes will not receive any cash payment representing accrued and unpaid interest, if any, upon conversion of a Note, except in limited circumstances. Accrued but unpaid interest will be deemed to be paid by cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock paid or delivered, as the case may be, to the holder upon conversion of the Notes.

After the induced conversion of $149.9 million aggregate principal amount of the 2025 Notes in December 2021, approximately $51 million of aggregate principal of 2025 Notes remain outstanding. As of June 30, 2022, 1,021,285 shares were issuable upon conversion of the full aggregate principal amounts of such remaining 2025 Notes.

2021 Loan Agreement

On October 29, 2021, the Company entered into the 2021 Loan Agreement with Western Alliance Bank. The 2021 Loan Agreement provides for a $75 million revolving credit facility with a $5 million letter-of-credit sublimit and a maturity date of October 29, 2023. The 2021 Loan Agreement is secured by substantially all of the Company’s assets. Borrowings under the 2021 Loan Agreement bear interest at a rate equal to one (1) month U.S. LIBOR, plus a spread based upon the Company’s leverage (as defined by 2021 Loan Agreement), which may vary between 2.00% and 2.75%. As of June 30, 2022, the interest rate was 4.55%. The 2021 Loan Agreement is subject to various leverage and non-financial covenants. No amounts were outstanding under the 2021 Loan Agreement as of June 30, 2022.

Capital Expenditures

We have made capital expenditures primarily for computer equipment and related software needed to host our websites, internal-use software development costs, as well as for leasehold improvements and other general purposes to support our growth. Our capital expenditures totaled $7.2 million and $6.2 million for the six-month periods ended June 30, 2022 and 2021, respectively. A majority of our capital expenditures in the first six months of 2022 were for internal-use software and website development costs and, to a lesser extent, computer equipment and related software. We capitalized internal-use software and website development costs of $6.4 million and $5.7 million for the six months ended June 30, 2022 and 2021, respectively. We are not currently party to any purchase contracts related to future capital expenditures.

Contractual Obligations

There were no material changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included or referenced in this Quarterly Report that address activities, events or developments which we expect will or may occur in the future are forward-looking statements, including statements regarding our intent, beliefs or current expectations and those of our management team. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “going to,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, priorities, plans, or intentions. Such statements may include those regarding our future financial results and other projections or measures of our future operating performance, including the drivers of such growth, profitability, and performance (including, in each case, any potential impact of product and service development efforts, GDPR or other similar laws, potential changes to customer relationships, and other operational decisions); expectations concerning market opportunities and our ability to capitalize on them; the amount and timing of the benefits expected from acquisitions, new strategies, products or services and other potential sources of additional revenue; and the behavior of our members, partners, and customers. These statements speak only as of the date of this Quarterly Report on Form 10-Q and are based on our current plans and expectations. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties that could cause actual future events or results to be different than those described in or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those relating to: market acceptance of our products and services, including continued increased sales of our IT Deal Alert™ offerings and continued increased international growth; relationships with customers, strategic partners and employees; the duration and extent of the COVID-19 pandemic; difficulties in integrating acquired businesses; changes in economic or regulatory conditions or other trends affecting the internet, internet advertising and information technology industries; data privacy laws, rules, and regulations; the impact of foreign currency exchange rates; and other matters included in our SEC filings, including in our Annual Report on Form 10-K for the year ended December 31, 2021. Actual results may differ materially from those contemplated by the forward-looking statements. We undertake no obligation to update our forward-looking statements to reflect future events or circumstances.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

We currently have subsidiaries in the United Kingdom, Hong Kong, Australia, Singapore, Germany and France. Approximately 24% of our revenue for the six months ended June 30, 2022 was derived from customers with billing addresses outside of the United States and our foreign exchange gains/losses were not significant. We currently believe our exposure to foreign currency exchange rate fluctuations is financially immaterial and therefore have not entered into foreign currency hedging transactions. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in the future. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Our continued international expansion increases our exposure to exchange rate fluctuations and as a result such fluctuations could have a significant impact on our future results of operations. We also maintain receivables and cash accounts denominated in currencies other than the local currency, which exposes us to foreign exchange rate movements.

In addition, our foreign subsidiaries have certain amounts of Goodwill and Intangibles which expose us to foreign currency exchange rate fluctuations. These exchange rate fluctuations are included as a component of other comprehensive (loss) income.

Interest Rate Risk

At June 30, 2022, we had cash and investments of $394.1 million. The investments were held in a bond fund. The cash and investments were held for working capital purposes. We have not entered into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value as a result of increases in interest rates. Declines in interest rates, however, would reduce future investment income. Additionally, our 2021 Loan Agreement provides for a $75 million revolving credit facility with a $5 million letter-of-credit sublimit. Borrowings under the 2021 Loan Agreement bear interest at a rate equal to one (1) month U.S. LIBOR, plus a spread based upon our leverage (as defined by 2021 Loan Agreement), which may vary between 2.00% and 2.75%. No amounts were outstanding under the 2021 Loan Agreement as of June 30, 2022. Should interest rates rise, it may cost us more to borrow under the 2021 Loan Agreement.

Inflation Risk

Inflation generally affects us by increasing our cost of labor and certain services. We do not believe that inflation had a material effect on our financial statements included elsewhere in this Quarterly Report on Form 10-Q. However, the United States has recently experienced historically high levels of inflation. If the inflation rate continues to increase it may affect our expenses, such as increases in the costs of labor and supplies. Additionally, the United States is experiencing a workforce shortage, which in turn has created a competitive wage environment that may increase our operating costs in the future.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended June 30, 2022, management, under the supervision of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures as of June 30, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the second quarter of 2022 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our repurchases under our repurchase programs are made from time to time at management’s discretion in accordance with applicable federal securities laws. All repurchases of our common stock have been recorded as treasury stock. The following table summarizes information relating to purchases made by or on our behalf of shares of our common stock during the quarter ended June 30, 2022.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)(2)(3)
April 1, 2022 - April 30, 2022	201,500	$68.79	201,500	$10,815
May 1, 2022 - May 31, 2022	16,336	$64.84	16,336	$59,756
June 1, 2022 - June 30, 2022	34,657	$64.72	34,657	$46,698
Total	252,493		252,493	$46,698

(1) We purchased an aggregate of 252,493 shares of our common stock in the open market pursuant to our repurchase programs. No shares were transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock rights during the period.

(2) From the May 2020 Repurchase Program's inception through June 30, 2022, we purchased 206,114 shares at an average price of $68.82 per share for a total of $14.2 million. From the May 2022 Repurchase Program's inception through June 30, 2022, we purchased 50,993 shares at an average price of $64.76 per share for a total of $3.3 million.

(3) In May 2020, we announced the commencement of our repurchase program. The May 2020 Repurchase Program expired on May 1, 2022. In May 2022, the Company announced that the board of directors had authorized the May 2022 Repurchase Program whereby the Company is authorized to repurchase shares of the Company’s common stock having an aggregate purchase prices of up to $50.0 million from time to time on the open market or in privately negotiated transactions at prices and in the manner that may be determined by management.

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Incorporated by Reference to
Exhibit No.	Description of Exhibit	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	3.1	11/13/2007	001-33472

3.2	Amended and Restated Bylaws of TechTarget, Inc.	10-Q	3.2	08/04/2021	001-33472

10.1	2022 Employee Stock Purchase Plan.	8-K	99.1	06/09/2022	001-33472

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

TECHTARGET, INC.
(Registrant)

Date: August 4, 2022	By:	/s/ MICHAEL COTOIA
Michael Cotoia, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 4, 2022	By:	/s/ DANIEL NORECK
Daniel Noreck, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)