Form 10-Q
period 2022-09-30
TechTarget Inc
filed 2022-11-09
CIK 1293282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 4, 2022, the registrant had 29,323,520 shares of common stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TechTarget, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
Assets	(Unaudited)	(Unaudited)
Current assets:
Cash	$364,269	$361,623
Short-term investments	19,991	20,076
Accounts receivable, net of allowance for doubtful accounts of $4,233 and $2,514 respectively	60,720	51,095
Prepaid taxes	—	51
Prepaid expenses and other current assets	4,877	5,266
Total current assets	449,857	438,111
Property and equipment, net	21,833	18,720
Goodwill	189,887	197,073
Intangible assets, net	93,843	110,390
Operating lease assets with right-of-use	21,104	23,339
Deferred tax assets	2,272	474
Other assets	639	893
Total assets	$779,435	$789,000
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,207	$3,783
Current operating lease liability	3,775	4,073
Accrued expenses and other current liabilities	12,375	16,638
Accrued compensation expenses	2,412	14,540
Income taxes payable	2,621	474
Contract liabilities	31,330	30,492
Total current liabilities	59,720	70,000
Non-current operating lease liability	21,257	24,021
Convertible senior notes	455,068	453,194
Other liabilities	—	2,779
Deferred tax liabilities	13,552	16,249
Total liabilities	549,597	566,243
Leases and contingencies (see Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 57,740,251 and 57,144,740 shares issued, respectively; 29,520,589 and 29,633,898 shares outstanding, respectively	57	57
Treasury stock, at cost; 28,219,662 and 27,510,842 shares, respectively	(245,025)	(199,796)
Additional paid-in capital	417,745	383,436
Accumulated other comprehensive income (loss)	(16,121)	298
Retained earnings	73,182	38,762
Total stockholders’ equity	229,838	222,757
Total liabilities and stockholders’ equity	$779,435	$789,000

See accompanying Notes to Condensed Consolidated Financial Statements.

TechTarget, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$77,412	$69,751	$224,453	$186,431
Cost of revenue(1)	19,118	16,805	56,715	49,087
Amortization of acquired technology	654	766	2,097	2,307
Gross profit	57,640	52,180	165,641	135,037
Operating expenses:
Selling and marketing(1)	25,982	25,403	75,035	69,108
Product development(1)	2,791	2,790	8,990	8,247
General and administrative(1)	8,520	13,432	24,051	26,075
Depreciation, excluding depreciation of $704, $503, $1,980 and $1,330, respectively, included in cost of revenue	1,847	1,454	5,279	4,063
Amortization	120	1,969	4,109	5,257
Total operating expenses	39,260	45,048	117,464	112,750
Operating income	18,380	7,132	48,177	22,287
Interest and other income (expense), net	(109)	(199)	(1,653)	(1,381)
Income before provision for income taxes	18,271	6,933	46,524	20,906
(Benefit) Provision for income taxes	3,430	(3,051)	12,104	3,992
Net income	$14,841	$9,984	$34,420	$16,914
Other comprehensive income (loss), net of tax:
Unrealized loss on investments (net of tax provision effect of $(7), $0, $(66) and $0, respectively)	$(24)	$—	(231)	$—
Foreign currency translation loss	(6,456)	(3,330)	(16,188)	(1,721)
Other comprehensive loss	(6,480)	(3,330)	(16,419)	(1,721)
Comprehensive income	$8,361	$6,654	$18,001	$15,193
Net income per common share:
Basic	$0.50	$0.35	$1.16	$0.60
Diluted	$0.46	$0.32	$1.06	$0.56
Weighted average common shares outstanding:
Basic	29,637	28,473	29,640	28,255
Diluted	33,934	32,267	34,226	32,170

(1)
Amounts include stock-based compensation expense as follows:

Cost of revenue	$744	$435	$2,153	$1,331
Selling and marketing	6,290	5,305	16,886	12,363
Product development	391	139	1,222	915
General and administrative	3,289	8,437	9,243	12,319

See accompanying Notes to Condensed Consolidated Financial Statements.

TechTarget, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share data)

(Unaudited)

	Common Stock		Treasury Stock
	Number of Shares	$0.001 Par Value	Number of Shares	Cost	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
Balance, December 31, 2021	57,144,740	$57	27,510,842	$(199,796)	$383,436	$298	$38,762	$222,757
Issuance of common stock from restricted stock awards	122,571	—	—	—	—	—	—	—
Purchase of common stock through stock buyback	—	—	4,614	(323)	—	—	—	(323)
Impact of net settlements	1,340	—	1,340	—	(4,382)	—	—	(4,382)
Stock-based compensation expense(1)	—	—	—	—	18,744	—	—	18,744
Comprehensive income:
Unrealized loss on investments	—	—	—	—	—	(69)	—	(69)
Unrealized loss on foreign currency exchange	—	—	—	—	—	(2,695)	—	(2,695)
Net income	—	—	—	—	—	—	7,164	7,164
Balance, March 31, 2022	57,268,651	$57	27,516,796	$(200,119)	$397,798	$(2,466)	$45,926	$241,196
Issuance of common stock from restricted stock awards	8,000	—	—	—	—	—	—	—
Purchase of common stock through stock buyback	—	—	252,493	(17,169)	—	—	—	(17,169)
Stock-based compensation expense	—	—	—	—	9,135	—	—	9,135
Comprehensive income:
Unrealized loss on investments	—	—	—	—	—	(138)	—	(138)
Unrealized loss on foreign currency exchange	—	—	—	—	—	(7,037)	—	(7,037)
Net income	—	—	—	—	—	—	12,415	12,415
Balance, June 30, 2022	57,276,651	$57	27,769,289	$(217,288)	$406,933	$(9,641)	$58,341	$238,402
Issuance of common stock from exercise of options	12,500	—	—	—	98	—	—	98
Issuance of common stock from restricted stock awards	451,100	—	—	—	—	—	—	—
Purchase of common stock through stock buyback	—	—	450,373	(27,737)	—	—	—	(27,737)
Stock-based compensation expense(2)	—	—	—	—	10,714	—	—	10,714
Comprehensive income:
Unrealized loss on investments	—	—	—	—	—	(24)	—	(24)
Unrealized loss on foreign currency exchange	—	—	—	—	—	(6,456)	—	(6,456)
Net income	—	—	—	—	—	—	14,841	14,841
Balance, September 30, 2022	57,740,251	$57	28,219,662	$(245,025)	$417,745	$(16,121)	$73,182	$229,838

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
(1)
Includes $9.1 and $0.8 million of accrued compensation expense expensed in previous year for the three months ended March 31, 2022 and 2021, respectively.
(2)
Excludes $0 and $6.3 million of accrued compensation expense that has not been issued for the three months ended September 30, 2022 and 2021, respectively.

See accompanying Notes to Condensed Consolidated Financial Statements.

TechTarget, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Nine Months Ended
	September 30,
	2022	2021
	(Unaudited)
Operating activities:
Net income	$34,420	$16,914
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,259	5,393
Amortization	6,206	7,564
Provision for bad debt	1,886	43
Stock-based compensation	29,504	26,928
Amortization of debt issuance costs	1,873	982
Deferred tax (benefit) provision	(2,366)	2,839
Changes in operating assets and liabilities:
Accounts receivable	(12,688)	(5,388)
Operating lease assets (ROU)	1,997	3,662
Prepaid expenses and other current assets	384	(5,596)
Other assets	226	390
Accounts payable	3,529	(1,298)
Income taxes payable	2,255	308
Accrued expenses and other current liabilities	2,167	(6,295)
Accrued compensation expenses	(2,893)	48
Operating lease liability (ROU)	(2,386)	(3,438)
Contract liabilities	2,324	13,823
Other liabilities	(2,777)	207
Net cash provided by operating activities	70,920	57,086
Investing activities:
Purchases of property and equipment, and other capitalized assets, net	(10,859)	(9,245)
Purchases of investments	(211)	(5,001)
Acquisitions of businesses, net	—	(24,346)
Net cash used in investing activities	(11,070)	(38,592)
Financing activities:
Tax withholdings related to net share settlements	(4,382)	(370)
Purchase of treasury shares and related costs	(45,228)	—
Registration fees	—	(29)
Proceeds from stock option exercises	98	16
Payment of earnout liabilities	(5,206)	(1,059)
Net cash used in financing activities	(54,718)	(1,442)
Effect of exchange rate changes on cash	(2,486)	(285)
Net increase in cash	2,646	16,767
Cash at beginning of period	361,623	82,616
Cash at end of period	$364,269	$99,383
Supplemental disclosure of cash flow information:
Cash paid for taxes, net	$12,255	$5,367
Schedule of non-cash investing and financing activities:
Right of use assets and lease liabilities	$726	$203

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

At September 30, 2022, the Company’s collectability assessment continues to include the business and market disruptions caused by COVID-19 and estimates of expected emerging credit and collectability trends. The continued volatility in market conditions and evolving shifts in credit trends are difficult to predict, causing variability and volatility that may have a material impact on our allowance for credit losses in future periods.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
North America	$49,532	$41,852	$143,289	$114,306
International	27,880	27,899	81,164	72,125
Total	$77,412	$69,751	$224,453	$186,431

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue under short-term contracts	$44,444	$44,032	$130,726	$113,241
Revenue under longer-term contracts	32,968	25,719	93,727	73,190
Total	$77,412	$69,751	$224,453	$186,431

Contract Liabilities

Timing may differ between the satisfaction of performance obligations and the invoicing and collections of amounts related to the Company’s contracts with customers. Liabilities are recorded for amounts that are collected in advance of the satisfaction of performance obligations. Additionally, certain customers may receive credits, which are accounted for as a material right. The Company estimates these amounts based on the expected amount of future services to be provided to the customer and allocates a portion of the transaction price to these material rights. The Company recognizes these material rights as the material rights are exercised. The resulting material rights amounts included in the contract liabilities on the accompanying Condensed Consolidated Balance Sheets was $2.0 million and $2.6 million at September 30, 2022, and December 31, 2021, respectively.

Contract Liabilities
Year-to-Date Activity
Balance at December 31, 2021	$30,492
Billings	75,380
Revenue Recognized	(68,165)
Balance at March 31, 2022	$37,707
Billings	78,171
Revenue Recognized	(78,875)
Balance at June 30, 2022	$37,003
Billings	71,739
Revenue Recognized	(77,412)
Balance at September 30, 2022	$31,330

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
•
Level 2. Observable inputs other than quoted prices in active markets; and
•
Level 3. Unobservable inputs.

The fair value hierarchy of the Company’s financial assets carried at fair value and measured on a recurring basis is as follows:

		Fair Value Measurements at September 30, 2022
	September 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments (1)	$19,991	$—	$19,991	$—
Total assets	$19,991	$—	$19,991	$—
Liabilities:
Contingent consideration - current (2)	$2,250	$—	$—	$2,250
Contingent consideration - non-current (2)	—	—	—	—
Total liabilities	$2,250	$—	$—	$2,250

		Fair Value Measurements at December 31, 2021
	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments (1)	$20,076	$15,000	$5,076	$—
Total assets	$20,076	$15,000	$5,076	$—
Liabilities:
Contingent consideration - current (2)	$5,200	$—	$—	$5,200
Contingent consideration - non-current (2)	2,779	—	—	2,779
Total liabilities	$7,979	$—	$—	$7,979

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

The following table provides a roll-forward of the fair value of the contingent consideration categorized as Level 3 for the nine months ended September 30, 2022:

Fair Value
Year-to-Date Activity
Balance at December 31, 2021	$7,979
Payments on contingent liabilities	(5,206)
Amortization of discount on contingent liabilities	10
Remeasurement of contingent liabilities	426
Balance at March 31, 2022	$3,209
Amortization of discount on contingent liabilities	7
Remeasurement of contingent liabilities	426
Balance at June 30, 2022	$3,642
Amortization of discount on contingent liabilities	24
Remeasurement of contingent liabilities	(1,416)
Balance at September 30, 2022	$2,250

Amounts included in accrued expenses and other current liabilities	$2,250
Amounts included in other liabilities	—
Total contingent consideration	$2,250

5. Cash and Investments

Cash is carried at cost, which approximates fair market value. As of September 30, 2022 and December 31, 2021, cash totaled $364.3 million and $361.6 million respectively.

Investments are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity, net of tax. Realized gains and losses on the sale of these investments are determined using the specific identification method. There were no realized gains or losses as of September 30, 2022 or December 31, 2021.

Short-term investments consisted of the following:

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Pooled bond funds	$20,301	$—	$(310)	$19,991
Total short-term investments	$20,301	$—	$(310)	$19,991

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Pooled bond and money market funds	$20,090	$—	$(14)	$20,076
Total short-term investments	$20,090	$—	$(14)	$20,076

6. Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. The Company did not have any intangible assets with indefinite lives other than goodwill as of September 30, 2022 or December 31, 2021. There were no indications of impairment as of September 30, 2022, and the Company believes that, as of the balance sheet dates presented, none of the Company’s goodwill or intangible assets were impaired.

The following table summarizes the Company’s intangible assets, net:

		September 30, 2022
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	5-19	$80,446	$(14,920)	$65,526
Developed websites, technology and patents	10	29,559	(6,033)	23,526
Trademark, trade name and domain name	5-16	7,028	(2,546)	4,482
Proprietary user information database and internet traffic	5	1,044	(1,044)	—
Non-compete agreements	1.5-3	600	(291)	309
Total intangible assets		$118,677	$(24,834)	$93,843

		December 31, 2021
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	5-19	$85,663	$(11,695)	$73,968
Developed websites, technology and patents	10	34,939	(4,509)	30,430
Trademark, trade name and domain name	5-16	7,913	(2,355)	5,558
Proprietary user information database and internet traffic	5	1,133	(1,133)	—
Non-compete agreements	1.5-3	600	(166)	434
Total intangible assets		$130,248	$(19,858)	$110,390

Intangible assets are amortized over their estimated useful lives, which range from eighteen months to nineteen years, using methods of amortization that are expected to reflect the estimated pattern of economic use. The remaining amortization expense will be recognized over a weighted-average period of approximately 6.6 years. Amortization expense was $6.7 million for each of the nine months ended September 30, 2022 and 2021. Amortization expense relating to developed websites, technology and patents is recorded within costs of revenues. All other amortization is recorded within operating expenses as the remaining intangible assets consist of customer-related assets which generate website traffic that the Company considers to be in support of selling and marketing activities. The Company did not write off any fully amortized intangible assets in the first nine months of 2022.

The Company expects amortization expense of intangible assets to be as follows:

Years Ending December 31:	Amortization Expense
2022 (October 1 – December 31)	$2,103
2023	8,278
2024	8,248
2025	8,209
2026	8,155
Thereafter	58,850
Total	$93,843

7. Net Income Per Common Share

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per common share is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator:
Net income	$14,841	$9,984	$34,420	$16,914
Denominator:
Basic:
Weighted average shares of common stock and vested, undelivered restricted stock units outstanding	29,637,070	28,472,510	29,639,766	28,255,113
Diluted:
Weighted average shares of common stock and vested, undelivered restricted stock units outstanding	29,637,070	28,472,510	29,639,766	28,255,113
Effect of potentially dilutive shares (1)	4,296,626	3,794,258	4,586,300	3,915,150
Total weighted average shares of common stock and vested, undelivered restricted stock units outstanding and potentially dilutive shares	33,933,696	32,266,768	34,226,066	32,170,263
Net Income Per Common Share:
Basic:
Net income applicable to common stockholders	$14,841	$9,984	$34,420	$16,914
Weighted average shares of stock outstanding	29,637,070	28,472,510	29,639,766	28,255,113
Basic net income per common share	$0.50	$0.35	$1.16	$0.60
Diluted:
Net income applicable to common stockholders	$15,482	$10,375	$36,341	$18,085
Weighted average shares of stock outstanding	33,933,696	32,266,768	34,226,066	32,170,263
Diluted net income per common share (1)	$0.46	$0.32	$1.06	$0.56

(1)
In calculating diluted net income per share, 116 thousand shares and 106 thousand shares related to outstanding stock options and unvested, undelivered restricted stock units were excluded for the three and nine months ended September 30, 2022, respectively; 20 thousand shares and 8 thousand shares related to outstanding stock options and unvested, undelivered restricted stock units were excluded for the three and nine months ended September 30, 2021, respectively. Additionally, in calculating diluted net income per share, we excluded the impact of interest expense and amortization of note costs relating to our convertible shares from net income and included the weighted average shares 3.9 million common shares under the if-converted method for the three and nine months ended September 30, 2022 and 2.9 million common shares for the three and nine months ended September 30, 2021, respectively. For the three months and nine months ended September 30, 2022, the interest expense including amortization of note issuance costs, related to convertible notes was $0.6 million and $1.9 million, respectively and $0.4 million and $1.2 million for the three and nine months ended September 30, 2021, respectively.

8. Convertible Notes and Loan Agreement

Convertible Notes

In December 2020, the Company issued $201.3 million in aggregate principal amount of 0.125% convertible senior notes due December 15, 2025 (the “2025 Notes”) and in December 2021, the Company issued $414 million in aggregate principal amount of 0.0% convertible senior notes due December 15, 2026 (the “2026 Notes”). At the time of the issuance of the 2026 Notes, a portion of the outstanding 2025 Notes were exchanged for shares of common stock and cash. As of September 30, 2022, approximately $51 million aggregate principal amount of the 2025 Notes remain outstanding. Further details are included below:

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

The Notes consist of the following:

	September 30, 2022		December 31, 2021
Liability Component:	2026 Notes	2025 Notes	2026 Notes	2025 Notes
Principal	$414,000	$51,381	$414,000	$51,381
Less: unamortized debt issuance costs	9,215	1,098	10,836	1,351
Net carrying amount	$404,785	$50,283	$403,164	$50,030

The following table sets forth total interest expense recognized related to the Notes:

	September 30, 2022	September 30, 2021
Interest paid on 2025 Notes	$48	$189
Amortization of debt discount and transaction costs	1,873	982
	$1,921	$1,171

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

	September 30, 2022		December 31, 2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
Convertible senior notes	$379,211	$455,068	$490,513	$453,194

2021 Loan Agreement

On October 29, 2021, the Company entered into a Loan and Security Agreement with Western Alliance Bank, as administrative agent and collateral agent for the lenders, and the banks and other financial institutions or entities from time to time party thereto as lenders (the “2021 Loan Agreement”). The 2021 Loan Agreement provides for a $75 million revolving credit facility with a $5 million letter-of-credit sublimit and matures on October 29, 2023. The 2021 Loan Agreement is secured by substantially all of the Company’s assets. Borrowings under the 2021 Loan Agreement bear interest at a rate equal to one (1) month U.S. LIBOR, plus a spread based upon the Company’s leverage (as defined by 2021 Loan Agreement), which may vary between 2.00% and 2.75%. As of September 30, 2022, the interest rate was 5.92%. The 2021 Loan Agreement is subject to various leverage and non-financial covenants. No amounts were outstanding under the 2021 Loan Agreement as of September 30, 2022.

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

The Company assesses its lease right-of-use assets for impairment consistent with its impairment assessment of other long-lived assets. The Company entered into a sublease agreement for an office leased by BrightTALK Inc during the quarter. As a result of the sublease transaction, the Company recorded a lease impairment charge of $0.2 million, which was the excess of the carrying value of the associated lease right-of-use asset over its estimated fair value. The Company estimated the fair value using discounted cash flows from expected sublease rental income. The impairment charge is included in other expenses in the condensed consolidated statements of income and consolidated income during the three and nine months ended September 30, 2022.

As of September 30, 2022, operating lease assets were $21.1 million and operating lease liabilities were $25.0 million. The maturities of the Company’s operating lease liabilities as of September 30, 2022 were as follows:

Minimum Lease
Years Ending December 31:	Payments
2022 (October 1 – December 31)	$1,240
2023	4,825
2024	4,786
2025	3,850
2026	3,714
Thereafter	9,930
Total future minimum lease payments	28,345
Less imputed interest	3,313
Total operating lease liabilities	$25,032

Included in the Consolidated Balance Sheet:
Current operating lease liability	$3,775
Non-current operating lease liability	21,257
Total operating lease liabilities	$25,032

For the three and nine months ended September 30, 2022 and 2021, the total lease cost was comprised of the following amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease expense	$1,029	$1,109	$2,883	$3,362
Short-term lease expense	7	37	18	179
Total lease expense	$1,036	$1,146	$2,901	$3,541

The following summarizes additional information related to operating leases:

As of
September 30, 2022
Weighted-average remaining lease term — operating leases	3.8
Weighted-average discount rate — operating leases	3.5%

If the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate as the discount rate. The Company uses its best judgment when determining the incremental borrowing rate, which is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term to the lease payments in a similar currency.

Litigation

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At September 30, 2022 and December 31, 2021, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its condensed consolidated financial position, results of operations, or cash flows.

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

No new awards may be granted under the 2007 Plan; however, the shares of common stock remaining in the 2007 Plan are available for issuance in connection with previously awarded grants under the 2007 Plan. There are 25,000 shares of common stock that remain subject to outstanding stock grants under the 2007 Plan as of September 30, 2022.

In March 2017, the Company’s board of directors approved the 2017 Stock Option and Incentive Plan (the “2017 Plan”), which was approved by the stockholders of the Company at the 2017 Annual Meeting and became effective June 16, 2017. The 2017 Plan replaces the Company’s 2007 Plan. On June 16, 2017, 3,000,000 shares of the Company’s common stock were reserved for issuance under the 2017 Plan and, generally, shares that are forfeited or canceled from awards under the 2017 Plan also will be available for future awards. In April 2021, the stockholders of the Company authorized the issuance of up to an additional 3,800,000 shares of the Company’s common stock under the 2017 Plan. Under the 2017 Plan, the Company may grant restricted stock and restricted stock units, non-qualified stock options, stock appreciation rights, performance awards, and other stock-based and cash-based awards. Grants generally vest in equal tranches over a three-year period. Stock options granted under the 2017 Plan expire no later than ten years after the grant date. Shares of stock issued pursuant to restricted stock awards are restricted in that they are not transferable until they vest. Shares of stock underlying awards of restricted stock units are not issued until the units vest. Non-qualified stock options cannot be exercised until they vest. Under the 2017 Plan, all stock options and stock appreciation rights must be granted with an exercise price that is at least equal to the fair market value of the common stock on the date of grant. The 2017 Plan broadly prohibits the repricing of options and stock appreciation rights without stockholder approval and requires that no dividends or dividend equivalents be paid with respect to options or stock appreciation rights. The 2017 Plan further provides that, in the event any dividends or dividend equivalents are declared with respect to restricted stock, restricted stock units, other stock-based awards and performance awards (referred to as “full-value awards”), such dividends or dividend equivalents would be subject to the same vesting and forfeiture provisions as the underlying award. There are a total of 1,962,399 shares of common stock that remain subject to outstanding stock-based grants under the 2017 Plan as of September 30, 2022. A total of 2,292,135 shares of common stock remain available for issuance under the 2017 Plan as of September 30, 2022.

Employee Stock Purchase Plan

In April 2022, the Company’s board of directors approved the TechTarget, Inc. 2022 Employee Stock Purchase Plan (the “ESPP”), which was approved by the stockholders of the Company at the 2022 Annual Meeting of Stockholders and became effective June 7, 2022. On June 7, 2022, 600,000 shares of the Company’s common stock were reserved for issuance under the ESPP. After the initial offering period of three months, commencing September 1, 2022, eligible employees will be offered shares of common stock over a twelve-month offering period, which consists of two consecutive six-month purchase periods. Employees may purchase a limited amount (up to $25,000) of shares of the Company’s common stock under the ESPP at a discount of up to 15% of the lesser of the market value of the common stock at either (a) the beginning of the six-month purchase period during which the shares of common stock are purchased or (b) the end of such six-month purchase period. As of September 30, 2022, all 600,000 shares of common stock remain available for issuance under the ESPP.

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

A summary of the stock option activity under the Company’s plans for the nine months ended September 30, 2022 is presented below:

Nine Month Activity	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value(1)
Options outstanding at December 31, 2021	125,000	$25.49	—	—
Granted	22,500	74.70	—	—
Exercised	(12,500)	7.87	—	—
Forfeited	—	—	—	—
Cancelled	—	—	—	—
Options outstanding at September 30, 2022	135,000	$35.32	6.58	$3,727
Options exercisable at September 30, 2022	112,500	$27.45	5.97	$3,727
Options vested or expected to vest at September 30, 2022	133,821	$34.99	6.56	$3,727

(1) The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company’s common stock on September 30, 2022 of $59.20 per share and the exercise price of the underlying options. The total intrinsic value of options exercised was $772 thousand and $154 thousand during the nine months ended September 30, 2022 and September 30, 2021, respectively.

The total amount of cash received from exercise of these options was approximately $98 thousand and $16 thousand during the nine months ended September 30, 2022 and September 30, 2021, respectively.

Restricted Stock Units

Restricted stock units are valued at the market price of a share of the Company’s common stock on the date of the grant. A summary of the restricted stock unit activity under the Company’s plans for the nine months ended September 30, 2022 is presented below:

Year-to-Date Activity	Shares	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Nonvested outstanding at December 31, 2021	1,609,350	$54.45	—
Granted	891,382	67.00	—
Vested	(873,033)	49.07	—
Forfeited	(42,300)	74.30	—
Nonvested outstanding at September 30, 2022	1,585,399	$40.46	$93,856

There were 873,033 restricted stock units with a total grant-date fair value of $42.8 million that vested during the nine months ended September 30, 2022. There were 695,445 restricted stock units with a total grant-date fair value of $21.6 million that vested during the nine months ended September 30, 2021.

As of September 30, 2022, there was $92.7 million of total unrecognized compensation expense related to stock options and restricted stock units, which is expected to be recognized over a weighted average period of 2.1 years.

Employee Stock Purchase Plan (“ESPP”)

The initial offering period under the ESPP began September 1, 2022 and runs through November 30, 2022. The following table summarizes activity related to the purchase rights issued under the ESPP (in millions):

September 30, 2022
Shares issued under the ESPP	—
Proceeds from issuance of shares	$—

Valuation Assumptions

The valuation of ESPP purchase rights and the underlying weighted-average assumptions are summarized as follows:

September 30, 2022
ESPP:
Expected term in years	0.25
Risk-free interest rate	2.72%
Expected volatility	40%
Expected dividend yield	—%
Weighted-average fair value per right granted	$14.45

11. Stockholders’ Equity

Common Stock Repurchase Programs

In May 2020, the Company announced that the board of directors had authorized a new stock repurchase program (the “May 2020 Repurchase Program”) whereby the Company is authorized to repurchase shares of the Company’s common stock having an aggregate purchase prices of up to $25.0 million from time to time on the open market or in privately negotiated transactions at prices and in the manner determined by management. During the nine month period ended September 30, 2022, the Company repurchased 206,114 shares for an aggregate purchase price of $14.2 million at an average share price of $68.82 under the May 2020 Repurchase Program. The May 2020 Repurchase Program expired on May 1, 2022.

In May 2022, the Company announced that the board of directors had authorized a new stock repurchase program (the “May 2022 Repurchase Program”) whereby the Company is authorized to repurchase shares of the Company’s common stock having an aggregate purchase prices of up to $50.0 million from time to time on the open market or in privately negotiated transactions at prices and in the manner determined by management. During the nine month period ended September 30, 2022, the Company repurchased 501,366 shares for an aggregate purchase price of $31.0 million at an average share price of $61.89 under the May 2022 Repurchase Program.

Repurchased shares are recorded under the cost method and are reflected as treasury stock in the accompanying Condensed Consolidated Balance Sheets.

Reserved Common Stock

As of September 30, 2022, the Company has reserved (i) 4,279,534 shares of common stock for use in settling outstanding unexercised options and restricted stock units that have not vested and been issued, and for future awards available for grant under the 2007 Plan and 2017 Plan, (ii) 600,000 shares of common stock for use in settling common stock acquired under the ESPP and (iii) 5,349,987 shares which may be issuable upon conversion of the Notes.

12. Income Taxes

The Company measures its interim period tax expense using an estimated annual effective tax rate and adjustments for discrete taxable events that occur during the interim period. The estimated annual effective income tax rate is based upon the Company’s estimations of annual pre-tax income, the geographic mix of pre-tax income, and its interpretations of tax laws. The Company updates the estimate of its annual effective tax rate at the end of each quarterly period. The Company recorded income tax expense of $3.4 million and $12.1 million for the three and nine months ended September 30, 2022, respectively. The tax expense for the three months ended September 30, 2022 increased by approximately $6.5 million, as compared to the same period in 2021, primarily due to higher pretax income that resulted in a $3.8 million increase in tax expense based on projected effective tax rate and a $2.6 million decrease in excess tax benefits of stock-based compensation. The tax expense for the nine months ended September 30, 2022 increased by approximately $8.1 million, as compared to the same period in 2021, primarily due to higher pretax income that resulted in an $8.5 million increase in tax expense based on projected effective tax rate and a $2.5 million decrease in excess tax benefits of stock-based compensation and shortfalls, offset by an approximate $3.2 million decrease attributable to the UK tax rate adjustment. The Company recorded income tax expense (benefit) of $(3.1) million and $4.0 million for the three and nine months ended September 30, 2021, respectively.

13. Segment Information

The Company views its operations and manages its business as one operating segment which is the business of providing purchase intent marketing and sales services. The Company aggregated its operating segment based upon the similar economic and operating characteristics of its operations.

Geographic Data

Net sales by campaign target area were as follows (1):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
North America	$49,532	$41,852	$143,289	$114,306
International	27,880	27,899	81,164	72,125
Total	$77,412	$69,751	$224,453	$186,431
(1)
Net sales to customers by campaign target area is based on the geo-targeted (target audience) location of the campaign.

Net sales to unaffiliated customers by geographic area were as follows (2):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
United States	$58,943	$49,440	$169,418	$132,709
United Kingdom	7,866	9,453	23,437	26,426
Other international	10,603	10,858	31,598	27,296
Total	$77,412	$69,751	$224,453	$186,431
(2)
Net sales to unaffiliated customers by geographic area is based on the customers’ current billing addresses and does not consider the geo-targeted (target audience) location of the campaign.

Long-lived assets by geographic area were as follows:

	September 30, 2022	December 31, 2021
United States	$226,157	$224,235
International	79,406	101,948
Total	$305,563	$326,183

Long-lived assets are comprised of property and equipment, net; goodwill; and intangible assets, net. The United Kingdom accounted for 26% of the Company’s long-lived assets for the nine months ended September 30, 2022 and no single country outside of the U.S. or United Kingdom accounted for 1% or more of the Company’s long-lived assets during either of these periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including those discussed below in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2021 under Part I, Item 1A, “Risk Factors,” and in the other documents we file with the Securities and Exchange Commission. Please refer to our cautionary note regarding “Forward-Looking Statements” section on page 36 of this Quarterly Report on Form 10-Q.

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

We had approximately 29.9 million and 28.2 million registered members and users, which we refer to as our “audiences”, as of September 30, 2022 and 2021, respectively. While the size of our audiences does not provide direct insight into our customer numbers or our revenue, we believe the value of the services we sell to our customers is a direct result of the breadth and reach of this content footprint. This footprint creates the opportunity for our clients to gain business leverage by targeting our audiences through customized marketing programs. Likewise, the behavior exhibited by these audiences enables us to provide our customers with data products to improve their marketing and sales efforts. The targeted nature of our audiences enables B2B technology companies to reach a specialized audience efficiently because our content is highly segmented and aligned with the B2B technology companies’ specific products.

Through our ability to identify, reach and influence key decision makers, we have developed a broad customer base and, in 2022 expect to deliver marketing and sales services programs to over 3,200 customers.

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

Executive Summary

Financial Results For the Nine Months Ended September 30, 2022

Our revenue for the nine months ended September 30, 2022 increased by $38.0 million, or 20%, to $224.5 million, compared with $186.4 million, during the same period in 2021. We saw increased customer spend across our product suite. Additionally, we were able to recognize revenues associated with the renewal of acquired customer contracts previously recorded as unearned revenue, as further highlighted in the table below (see “Adjusted Revenue”). The amount of revenue that we derived from longer-term contracts, which we define as contracts with a term of in excess of 270 days, in the third quarter of 2022 increased 25%, compared to the third quarter of 2021.

Our international geo-targeted revenue, where our target audience is outside North America (“International”), increased approximately 13% for the nine months ended September 30, 2022, compared with the prior year period driven by the items noted above.

Gross profit percentage was 74% and 72% for the nine months ended September 30, 2022 and 2021, respectively. Gross profit increased by $30.6 million, mainly due to the increase in revenue compared to the same period a year ago.

Business Trends

The following discussion highlights key trends affecting our business.

•
Macro-economic Conditions. Because most of our customers are B2B technology companies, the success of our business is intrinsically linked to the health, and subject to the market conditions, of the IT industry. Despite the current uncertainty in the economy (i.e. inflation risks, rising interest rates, and Russia’s invasion of the Ukraine), there are several factors indicating positive IT spending over the next few years is likely. We believe there are several IT catalysts such as AI, security, data analytics, and cloud migrations, to name a few. We continued to benefit from our customers’ increasing demand for purchase intent data to fuel their sales and marketing outreach and we finished Q2 with positive momentum. However, Q3 is historically slower in July and August, so it is seasonally our most back loaded quarter of the year. Typically, September is a healthy bookings month for us and a key to our Q3 and Q4 performance. This year, the usual post Labor Day burst did not materialize. This weakness has continued through October and November and is expected to continue into 2023. Our growth continues to be driven in large part by the return on the investments we made in our data analytics suite of products, which continues to drive market share gains for us. While we will continue to invest in this growth area, management will also continue to carefully control discretionary spending such as travel and entertainment, and the filling of new and replacement positions, in an effort to maintain profit margins and cash flow.
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
•
Customer Demographics. In the three and nine months ended September 30, 2022, revenue from our legacy global customers (a static cohort comprised of our 10 historically largest on premises hardware technology companies), decreased by approximately 1% and increased by 5%, respectively, compared to the same period in the prior year. The metric measures the year-over-year increase in GAAP revenue from this cohort of customers and is calculated by dividing the GAAP revenue from this cohort of customers for the current year by the GAAP revenue from this cohort of customers for the prior year. We use this information to monitor customer concentration trends within the Company, which we deem an important metric for evaluating revenue diversification. Revenue from our other customers, excluding the legacy global customers described above, increased by approximately 10% and 17%, respectively, compared to the same three and nine month periods in the prior year.

Our key strategic initiatives include:

•
Geographic. During the three and nine months ended September 30, 2022, approximately 36% of our revenue was derived from internationally targeted campaigns, respectively. We continue to explore initiatives to grow our international presence.
•
Product. Purchase intent data continues to drive our product road strategy. During the remainder of 2022 and beyond, we intend to improve our customers’ ability to integrate our products into Salesforce with bi-directional data flow, allow campaign orchestration from within Priority Engine, generate additional program impact reporting, receive market insights to inform marketing and sales outreach and add alert-driven account and prospect intelligence for our sales users.

Our revenue was up 11% and 20% for the three and nine months ended September 30, 2022 respectively, compared to the same period in the prior year, which was primarily driven by the factors noted above, as well as the portion of revenue we were not allowed to recognize in the same period in the prior year (See “Adjusted Revenue”).

Sources of revenues

Revenue changes for the three and nine month periods ended September 30, 2022, as compared to the same periods in 2021, are shown in the table below. See the discussion above and Notes 3 and 13 to our condensed consolidated financial statements for additional information on our revenues.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(dollars in thousands)	2022	2021		2022	2021
North America	$49,532	$41,852	18%	$143,289	$114,306	25%
International	27,880	27,899	0%	81,164	72,125	13%
Total	$77,412	$69,751	11%	$224,453	$186,431	20%

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Revenue under short-term contracts	$44,444	$44,032	$130,726	$113,241
Revenue under longer-term contracts	32,968	25,719	93,727	73,190
Total	$77,412	$69,751	$224,453	$186,431

We sell customized marketing programs to B2B technology companies targeting a specific audience within a particular enterprise technology or business sector or sub-sector. We maintain multiple points of contact with our customers to provide support throughout their organizations and their customers’ IT sales cycles. As a result, our customers often run multiple advertising programs with us in order to target their desired audience of enterprise technology and business professionals more effectively. There are multiple factors that can impact our customers’ marketing and advertising objectives and spending with us, including but not limited to, IT product launches, increases or decreases to their advertising budgets, the timing of key industry marketing events, responses to competitor activities and efforts to address specific marketing objectives such as creating brand awareness or generating sales leads. Our products and services are generally delivered under short-term contracts that run for the length of a given program, typically less than nine months. In the quarter ended September 30, 2022 approximately 43% of our revenue was from longer-term contracts.

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

The following table presents a reconciliation of Revenue to Adjusted Revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2022	2021	2022	2021
Revenue	$77,412	$69,751	$224,453	$186,431
Impact of fair value adjustment on acquired unearned revenue	—	1,762	1,676	10,058
Adjusted Revenue	$77,412	$71,513	$226,129	$196,489
Revenue percentage change	11%		20%
Adjusted revenue percentage change	8%		15%

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

Our critical accounting policies are those that affect our more significant judgments used in the preparation of our condensed consolidated financial statements. A description of our critical accounting policies and estimates is contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Other than those noted in Note 2 to our condensed consolidated financial statements, there were no material changes to our critical accounting policies and estimates during the first nine months of 2022.

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

Results of Operations

The following table sets forth our results of operations for the periods indicated, including percentage of total revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2022		2021		2022		2021
Revenue	$77,412	100%	$69,751	100%	$224,453	100%	$186,431	100%
Cost of revenue	19,118	25%	16,805	24%	56,715	25%	49,087	26%
Amortization of acquired technology	654	1%	766	1%	2,097	1%	2,307	1%
Gross profit	57,640	74%	52,180	75%	165,641	74%	135,037	72%
Operating expenses:
Selling and marketing	25,982	34%	25,403	36%	75,035	33%	69,108	37%
Product development	2,791	4%	2,790	4%	8,990	4%	8,247	4%
General and administrative	8,520	11%	13,432	19%	24,051	11%	26,075	14%
Depreciation	1,847	2%	1,454	2%	5,279	2%	4,063	2%
Amortization	120	0%	1,969	3%	4,109	2%	5,257	3%
Total operating expenses	39,260	51%	45,048	65%	117,464	52%	112,750	60%
Operating income	18,380	24%	7,132	10%	48,177	21%	22,287	12%
Interest and other income (expense), net	(109)	0%	(199)	0%	(1,653)	-1%	(1,381)	-1%
Income before provision for income taxes	18,271	24%	6,933	10%	46,524	21%	20,906	11%
(Benefit) Provision for income taxes	3,430	4%	(3,051)	-4%	12,104	5%	3,992	2%
Net income	$14,841	19%	$9,984	14%	$34,420	15%	$16,914	9%

Comparison of Three Months Ended September 30, 2022 and September 30, 2021

Revenue

	Three Months Ended September 30,
(dollars in thousands)	2022	2021	Increase	Percent Change
Revenue	$77,412	$69,751	$7,661	11%

Revenues for the three months ended September 30, 2022 increased by $7.7 million, or 11%, over the three months ended September 30, 2021, primarily due to the following:

•
Addition of new customers during 2022. Our customer count expanded to approximately 3,200 from approximately 2,300 as of September 30, 2021, an increase of approximately 39%, resulting in increased revenues of approximately $11.6 million.

•
Our existing customers decreased their spend by approximately $5.7 million.
•
Revenues increased by $1.8 million due to the renewal of acquired customer contracts previously recorded as unearned revenue.

Cost of Revenue and Gross Profit

	Three Months Ended September 30,
(dollars in thousands)	2022	2021	Increase (Decrease)	Percent Change
Cost of revenue	$19,118	$16,805	$2,313	14%
Amortization of acquired technology	654	766	(112)	-15%
Total cost of revenue	$19,772	$17,571	$2,201	13%
Gross profit	$57,640	$52,180	$5,460	10%
Gross profit percentage	74%	75%

Costs of Revenues. Costs of Revenues for the three months ended September 30, 2022 increased by $2.3 million as compared to the three months ended September 30, 2021 primarily due to the following:

•
$1.0 million increase in variable costs attributable to contracted costs related to fulfilling campaigns;
•
$672 increase in labor and related costs;
•
$310 increase in stock compensation; and
•
$201 increase in depreciation expense.

Gross Profit. Our gross profit is equal to the difference between our revenue and our cost of revenue for the period. Gross profit percentage was 74% and 75% for the three months ended September 30, 2022 and 2021, respectively. Gross profit increased by $5.5 million in the three months ended September 30, 2022 compared to the same period in 2021, primarily due to increased revenue compared to the same period a year ago. Because the majority of our costs are labor-related, we expect our gross profit to fluctuate from period to period depending on the total revenue for the period.

Operating Expenses and Other

	Three Months Ended September 30,
(dollars in thousands)	2022	2021	Increase (Decrease)	Percent Change
Operating expenses:
Selling and marketing	$25,982	$25,403	$579	2%
Product development	2,791	2,790	1	0%
General and administrative	8,520	13,432	(4,912)	-37%
Depreciation	1,847	1,454	393	27%
Amortization	120	1,969	(1,849)	-94%
Total operating expenses	$39,260	$45,048	$(5,788)	-13%
Interest and other expense, net	$109	$199	$(90)	-45%
(Benefit) Provision for income taxes	$3,430	$(3,051)	$6,481	212%

Selling and Marketing. Selling and marketing expenses increased for the three months ended September 30, 2022, as compared to the same period in 2021, primarily due to a $1.0 million increase in stock-based compensation expense offset by a $0.5 million decrease in pay related expenses.

Product Development. Product development expenses remained relatively flat for the three months ended September 30, 2022, as compared to the same period in 2021.

General and Administrative. General and administrative expenses decreased for the three months ended September 30, 2022, as compared to the same period in 2021, primarily due to a $5.1 million decrease in stock-based compensation costs.

Depreciation. Depreciation expense increased for the three months ended September 30, 2022, as compared to the same period in 2021, due to increased capitalized software expenses.

Amortization. Amortization expense decreased for the three months ended September 30, 2022, as compared to the same period in 2021, due to a decrease in fair value of contingent consideration.

Interest and other expense, net. Interest and other expense decreased for the three months ended September 30, 2022, as compared to the same period in 2021, primarily due to amortization of debt issuance costs and currency fluctuations from trade receivables.

Provision for income taxes. Our effective income tax rate was 19% and a benefit of 44% for the three months ended September 30, 2022 and 2021, respectively. The tax expense for the three months ended September 30, 2022 increased by approximately $6.5 million primarily due to higher pretax income that resulted in a $3.8 million increase in tax expense based on projected effective tax rate and a $2.6 million decrease in excess tax benefits of stock-based compensation.

Comparison of Nine Months Ended September 30, 2022 and September 30, 2021

Revenue

	Nine Months Ended September 30,
(dollars in thousands)	2022	2021	Increase	Percent Change
Revenues	$224,453	$186,431	$38,022	20%

Revenues. Revenues for the nine months ended September 30, 2022 (“fiscal 2022”) increased by $38.0 million, or 20%, over the nine months ended September 30, 2021 (“fiscal 2021”), primarily due to the following:

•
Addition of new customers during fiscal 2022. Our customer count expanded to approximately 3,200 from approximately 2,800 as of December 31, 2021, an increase of approximately 14%, resulting in an increase of approximately $22.9 million.
•
Our existing customers increased their spend by approximately $6.8 million.
•
Revenues increased by $8.3 million due to the renewal of acquired customer contracts previously recorded as unearned revenue.

Cost of Revenue and Gross Profit

	Nine Months Ended September 30,
(dollars in thousands)	2022	2021	Increase	Percent Change
Cost of revenue	$56,715	$49,087	$7,628	16%
Amortization of acquired technology	$2,097	$2,307	$(210)	-9%
Total cost of revenue	$58,812	$51,394	$7,418	14%
Gross profit	$165,641	$135,037	$30,604	23%
Gross profit percentage	74%	72%

Costs of Revenues. Costs of Revenues for the nine months ended September 30, 2022 increased by $7.6 million as compared to the nine months ended September 30, 2021 primarily due to the following:

•
$3.2 million increase in variable costs attributable to contracted costs related to fulfilling campaigns;
•
$2.5 million increase in labor and related costs;
•
$822 increase in stock compensation; and
•
$651 increase in depreciation expense.

Gross Profit. Our gross profit is equal to the difference between our revenue and our cost of revenues for the period. Gross profit percentage was 74% and 72% for the nine months ended September 30, 2022 and 2021, respectively. Gross profit increased by $30.6 million in the nine months ended September 30, 2022 compared to the same period in 2021. Both the increases in gross profit and gross profit percentage are primarily attributable to increased revenue compared to the same period a year ago. The majority of our costs are labor-related, so we expect our gross profit to fluctuate from period to period depending on the total revenue for the period.

Operating Expenses and Other

	Nine Months Ended September 30,
(dollars in thousands)	2022	2021	Increase	Percent Change
Operating expenses:
Selling and marketing	$75,035	$69,108	$5,927	9%
Product development	8,990	8,247	743	9%
General and administrative	24,051	26,075	(2,024)	-8%
Depreciation	5,279	4,063	1,216	30%
Amortization	4,109	5,257	(1,148)	-22%
Total operating expenses	$117,464	$112,750	$4,714	4%
Interest and other expense, net	$1,653	$1,381	$272	20%
Provision for income taxes	$12,104	$3,992	$8,112	203%

Selling and Marketing. Selling and marketing expenses increased for the nine months ended September 30, 2022, as compared to the same period in 2021, primarily due to a $4.5 million increase in stock-based compensation expense and a $1.6 million increase in pay related expenses.

Product Development. Product development expense increased for the nine months ended September 30, 2022, as compared to the same period in 2021, primarily due to higher contracted services and recruiting costs.

General and Administrative. General and administrative expense decreased for the nine months ended September 30, 2022, as compared to the same period in 2021, primarily due to a $4.2 million decrease in stock-based compensation costs and pay related expenses, offset by a $1.6 million increase in bad debt expense and increased other costs.

Depreciation. Depreciation expense increased for the nine months ended September 30, 2022, as compared to the same period in 2021, due to increased capitalized software expenditures.

Amortization. Amortization expense decreased for the nine months ended September 30, 2022, as compared to the same period in 2021, primarily due to a decrease in fair value of contingent consideration.

Interest and other expense, net. Interest and other expense increased for the nine months ended September 30, 2022, as compared to the same period in 2021, primarily due to right-of-use asset impairment expenses.

Provision for income taxes. Our effective income tax rate was 26% and 19% for the nine months ended September 30, 2022 and 2021, respectively. The increase in tax expense was primarily due to higher pretax income offset by excess tax benefits of stock-based compensation and UK tax rate adjustment, a discrete item. The tax expense for the nine months ended September 30, 2022 increased by approximately $8.1 million primarily due to an increase in pretax income that resulted in a $8.5 million increase in tax expense based on our projected effective tax rate and a $2.5 million decrease in excess tax benefits of stock-based compensation and shortfalls, offset by an approximate $3.2 million decrease attributable to the UK tax rate adjustment.

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

Liquidity and Capital Resources

Resources

Our cash and investments at September 30, 2022 totaled $384.3 million, a $2.6 million increase from December 31, 2021, primarily driven by cash generated from our operations offset in part by investments in property and equipment and repurchases under stock buyback programs during 2022. We believe that our existing cash and investments, our cash flow from operating activities and borrowings under our 2021 Loan Agreement will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion internationally, future acquisitions we might undertake and any expansion into complementary businesses. To the extent that our cash and investments and cash flow from operating activities are insufficient to fund our future activities, we may raise additional funds through additional bank credit arrangements or public or private equity or debt financings. We may also raise additional funds in the event we determine in the future to effect one or more additional acquisitions of businesses.

(dollars in thousands)	September 30, 2022	December 31, 2021
Cash and investments	$384,260	$381,699
Accounts receivable, net	$60,720	$51,095

Cash and Investments

Our cash and investments at September 30, 2022 were held for working capital purposes and were invested primarily in pooled bond funds. We do not enter into investments for trading or speculative purposes.

Accounts Receivable, Net

Our accounts receivable balance fluctuates from period to period, which affects our cash flows from operating activities. The fluctuations vary depending on the timing with which we meet our performance obligations and on the timing of our cash collections, as well as on changes to our allowance for doubtful accounts. We use days sales outstanding (“DSO”) as a measurement of the quality and status of our receivables since lower DSO is generally correlated with higher collection rates. We define DSO as net accounts receivable at quarter end divided by total revenue for the applicable period, multiplied by the number of days in the applicable period. DSO was 71 days and 60 days at September 30, 2022 and December 31, 2021, respectively.

Cash Flows

	Nine Months Ended September 30,
(dollars in thousands)	2022	2021
Net cash provided by operating activities	$70,920	$57,086
Net cash used in investing activities	$(11,070)	$(38,592)
Net cash used in financing activities	$(54,718)	$(1,442)

Operating Activities

Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, provisions for bad debt, stock-based compensation, deferred income taxes, and the effect of changes in working capital and other activities. Cash provided by operating activities for the nine months ended September 30, 2022 was $70.9 million compared to cash provided by operating activities of $57.1 million for the nine months ended September 30, 2021.

The increase in cash provided by operating activities was primarily the result of increase in revenue, changes in working capital and stock-based compensation charged to earnings.

Investing Activities

Cash used in investing activities in the nine months ended 2022 and 2021 was $11.1 million and $38.6 million respectively and was driven by the purchase of property and equipment, primarily for internal-use software, and to a lesser extent, computer equipment. We capitalized internal-use software and website development costs of $9.8 million and $8.5 million for the nine months ended September 30, 2022 and 2021, respectively.

Financing Activities

In the first nine months of 2022, we used $54.7 million for financing activities, consisting primarily of $5.2 million for the payment of contingent consideration related to our 2020 and 2021 acquisitions, $4.4 million for tax withholdings related to net share settlements and $45.2 million for the repurchase of TechTarget shares. In the first nine months of 2021, we used $1.4 million for financing activities, consisting primarily of $1.0 million for the payment of contingent consideration related to our 2020 and 2021 acquisitions and $0.4 million for tax withholdings related to net share settlements.

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

In May 2022, we announced that our board of directors had authorized a stock repurchase program (the “May 2022 Repurchase Program”) whereby we are authorized to repurchase shares of our common stock having an aggregate purchase prices of up to $50.0 million from time to time on the open market or in privately negotiated transactions at prices and in the manner determined by management. During the nine month period ended September 30, 2022, we repurchased 501,366 shares for an aggregate purchase price of $31.0 million at an average share price of $61.89 under the May 2022 Repurchase Program. As of September 30, 2022, $19.0 million remained available under the May 2022 Repurchase Program.

In November 2022, we announced that our board of directors had authorized a new repurchase program (the “November 2022 Repurchase Program”) where we are authorized to repurchase shares of our common stock and convertible senior notes having an aggregate purchase price of up to $200.0 million from time to time on the open market or in privately negotiated transactions at prices and in the manner determined by management over the next two years.

Repurchased shares are recorded under the cost method and are reflected as treasury stock in the accompanying condensed consolidated Balance Sheets. All repurchased shares were funded with cash on hand.

Convertible Senior Notes and Term Loan and Credit Facility Borrowings

Convertible Senior Notes

In December 2021, we issued $414 million in aggregate principal amount of 0.00% convertible senior notes (“2026 Notes”) due December 15, 2026, unless earlier repurchased by us or converted by the holder pursuant to their terms. Special interest, if any, is payable semiannually in arrears on June 15 and December 15 of each year.

The 2026 Notes are governed by an indenture between us, as issuer, and U.S. Bank Trust Company, National Association, as trustee. The 2026 Notes are unsecured and rank senior in right of payment to our future indebtedness that is expressly subordinated in right of payment to the 2026 Notes and equal in right of payment to our unsecured indebtedness that is not so subordinated.

Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of common stock, at our election.

The 2026 Notes have an initial conversion rate of 7.6043 shares of common stock per $1,000 principal amount of 2026 Notes. This represents an initial effective conversion price of approximately $131.50 per share of common stock and 3,148,180 shares issuable upon conversion. Throughout the term of the 2026 Notes, the conversion rate may be adjusted upon the occurrence of certain events. As of September 30, 2022, no such adjustment has occurred. Holders of the 2026 Notes will not receive any cash payment representing accrued and unpaid interest, if any, upon conversion of a 2026 Note.

Proceeds from the 2026 Notes were utilized to retire $149.9 million of the 2025 Notes and for general corporate purposes.

In December 2020, we issued $201.3 million in aggregate principal amount of 0.125% convertible senior notes (the “2025 Notes”) due December 15, 2025, unless earlier repurchased by us or converted by the holder pursuant to their terms. Interest is payable semiannually in arrears on June 15 and December 15 of each year, which commenced on June 15, 2021.

The 2025 Notes are governed by an indenture between us, as issuer, and U.S. Bank Trust Company, National Association, as trustee. The 2025 Notes are unsecured and rank senior in right of payment to our future indebtedness that is expressly subordinated in right of payment to the Notes and equal in right of payment to our unsecured indebtedness that is not so subordinated.

Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of common stock, at our election.

The 2025 Notes have an initial conversion rate of 14.1977 shares of common stock per $1,000 principal amount of the Notes. This represents an initial effective conversion price of approximately $70.43 per share of common stock and 2,857,447 shares issuable upon conversion of the full aggregate principal amount of the 2025 Notes. Throughout the term of the 2025 Notes, the conversion rate may be adjusted upon the occurrence of certain events. As of September 30, 2022, no such adjustment has occurred. Holders of the 2025 Notes will not receive any cash payment representing accrued and unpaid interest, if any, upon conversion of a Note, except in limited circumstances. Accrued but unpaid interest will be deemed to be paid by cash, shares of our common stock or a combination of cash and shares of our common stock paid or delivered, as the case may be, to the holder upon conversion of the Notes.

After the induced conversion of $149.9 million aggregate principal amount of the 2025 Notes in December 2021, approximately $51 million of aggregate principal of 2025 Notes remain outstanding. As of September 30, 2022, 729,533 shares were issuable upon conversion of the full aggregate principal amounts of such remaining 2025 Notes.

2021 Loan Agreement

On October 29, 2021, we entered into the 2021 Loan Agreement with Western Alliance Bank. The 2021 Loan Agreement provides for a $75 million revolving credit facility with a $5 million letter-of-credit sublimit and a maturity date of October 29, 2023. The 2021 Loan Agreement is secured by substantially all of our assets. Borrowings under the 2021 Loan Agreement bear interest at a rate equal to one (1) month U.S. LIBOR, plus a spread based upon our leverage (as defined by 2021 Loan Agreement), which may vary between 2.00% and 2.75%. As of September 30, 2022, the interest rate was 5.92%. The 2021 Loan Agreement is subject to various leverage and non-financial covenants. No amounts were outstanding under the 2021 Loan Agreement as of September 30, 2022.

Capital Expenditures

We have made capital expenditures primarily for computer equipment and related software needed to host our websites, internal-use software development costs, as well as for leasehold improvements and other general purposes to support our growth. Our capital expenditures totaled $10.9 million and $9.3 million for the nine-month periods ended September 30, 2022 and 2021, respectively. A majority of our capital expenditures in the first nine months of 2022 were for internal-use software and website development costs and, to a lesser extent, computer equipment and related software. We capitalized internal-use software and website development costs of $9.8 million and $8.5 million for the nine months ended September 30, 2022 and 2021, respectively. We are not currently party to any purchase contracts related to future capital expenditures.

Contractual Obligations

There were no material changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included or referenced in this Quarterly Report that address activities, events or developments which we expect will or may occur in the future are forward-looking statements, including statements regarding our intent, beliefs or current expectations and those of our management team. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “going to,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, priorities, plans, or intentions. Such statements may include those regarding our future financial results and other projections or measures of our future operating performance, including the drivers of such growth, profitability, and performance (including, in each case, any potential impact of product and service development efforts, GDPR or other similar laws, potential changes to customer relationships, and other operational decisions); expectations concerning market opportunities and our ability to capitalize on them; the amount and timing of the benefits expected from acquisitions, new strategies, products or services and other potential sources of additional revenue; and the behavior of our members, partners, and customers. These statements speak only as of the date of this Quarterly Report on Form 10-Q and are based on our current plans and expectations. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties that could cause actual future events or results to be different than those described in or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those relating to: market acceptance of our products and services, including continued increased sales of our IT Deal Alert™ offerings and continued increased international growth; relationships with customers, strategic partners and employees; the duration and extent of the COVID-19 pandemic; difficulties in integrating acquired businesses; changes in economic or regulatory conditions or other trends affecting the internet, internet advertising and information technology industries; data privacy laws, rules, and regulations; the impact of foreign currency exchange rates, inflation, interest rate fluctuations and general economic and market conditions on our results; and other matters included in our SEC filings, including in our Annual Report on Form 10-K for the year ended December 31, 2021. Actual results may differ materially from those contemplated by the forward-looking statements. We undertake no obligation to update our forward-looking statements to reflect future events or circumstances.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

We currently have subsidiaries in the United Kingdom, Hong Kong, Australia, Singapore, Germany and France. Approximately 25% of our revenue for the nine months ended September 30, 2022 was derived from customers with billing addresses outside of the United States and our foreign exchange gains/losses were not significant. We currently believe our exposure to foreign currency exchange rate fluctuations is financially immaterial and therefore have not entered into foreign currency hedging transactions. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in the future. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Our continued international expansion increases our exposure to exchange rate fluctuations and as a result such fluctuations could have a significant impact on our future results of operations. We also maintain receivables and cash accounts denominated in currencies other than the local currency, which exposes us to foreign exchange rate movements.

In addition, our foreign subsidiaries have certain amounts of Goodwill and Intangibles which expose us to foreign currency exchange rate fluctuations. These exchange rate fluctuations are included as a component of other comprehensive (loss) income.

Interest Rate Risk

At September 30, 2022, we had cash and investments of $384.3 million. The investments were held in a bond fund. The cash and investments were held for working capital purposes. We have not entered into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value as a result of increases in interest rates. Declines in interest rates, however, would reduce future investment income. Additionally, our 2021 Loan Agreement provides for a $75 million revolving credit facility with a $5 million letter-of-credit sublimit. Borrowings under the 2021 Loan Agreement bear interest at a rate equal to one (1) month U.S. LIBOR, plus a spread based upon our leverage (as defined by 2021 Loan Agreement), which may vary between 2.00% and 2.75%. No amounts were outstanding under the 2021 Loan Agreement as of September 30, 2022. Should interest rates rise, it may cost us more to borrow under the 2021 Loan Agreement.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended September 30, 2022, management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures as of September 30, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal controls that occurred during the third quarter of 2022 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened litigation against us that we believe could have a material adverse effect on our business, operating results or financial condition.

Item 1A. Risk Factors

Our business is subject to various risks and uncertainties, including those described in Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the fiscal period ended December 31, 2021, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period, including certain risks, which have been modified as follows:

General domestic and global economic, business or industry conditions, financial market instability, and geopolitical changes may adversely affect our business, as well as our ability to forecast financial results.

The U.S. and international economies have experienced inconsistent, unpredictable growth and a certain degree of instability, magnified at times by factors including changes in the availability of credit, inflation, volatile business and consumer confidence, unemployment, and geopolitical unrest, including from the impacts of the Russian invasion of Ukraine and its global ramifications. These and other macro‑economic conditions have contributed to unpredictable changes in the global economy and expectations of future global economic growth. Additionally, economic weakness in the U.S. and international markets has adversely affected our customers and their spending decisions, causing them to reduce or delay their purchases of our offerings, which has adversely affected and may continue to affect our business.

Because all components of our budgeting and forecasting are dependent upon estimates of growth or contraction in the economy generally, and in the IT market specifically, it can be difficult for us to accurately estimate future income and expenditures. We cannot predict the duration of current economic conditions or the duration or strength of an economic recovery in the U.S. or worldwide generally or in the IT industry or in any of its segments. Further adverse changes may occur as a result of global, domestic or regional economic conditions, changing consumer and customer confidence, inflation, unemployment, tariffs, declines in stock markets, or other factors affecting economic and geopolitical conditions generally. These macro-economic conditions may also result in increased expenses due to higher allowances for doubtful accounts and potential goodwill and asset impairment charges and may make it more difficult for us to make accurate forecasts of revenue, gross margin, cash flows and expenses. We recognize that these challenging macro-economic conditions have and may continue to negatively affect the sales of our offerings, both in the U.S. and internationally, and could increase exposure to losses from bad debts, increase the cost and decrease the availability of financing, or increase the risk of loss on investments. The impact in the future of these macro-economic conditions on our business, results of operations, financial condition and/or liquidity is uncertain and will depend on future developments that we may not be able to accurately predict.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our repurchases under our repurchase programs are made from time to time at management’s discretion in accordance with applicable federal securities laws. All repurchases of our common stock have been recorded as treasury stock. The following table summarizes information relating to purchases made by or on our behalf of shares of our common stock during the quarter ended September 30, 2022.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)(2)(3)
July 1, 2022 - July 31, 2022	208,124	$61.21	208,124	$33,958
August 1, 2022 - August 31, 2022	65,342	$64.74	65,342	$29,727
September 1, 2022 - September 30, 2022	176,907	$60.80	176,907	$18,970
Total	450,373		450,373	$18,970

(1) We purchased an aggregate of 450,373 shares of our common stock in the open market pursuant to our May 2022 Repurchase Program (defined below). No shares were transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock rights during the period.

(2) From the May 2022 Repurchase Program's inception through September 30, 2022, we purchased 501,366 shares at an average price of $61.89 per share for a total of $31.0 million.

(3) In May 2022, we announced that the board of directors had authorized us to repurchase shares of our common stock having an aggregate purchase prices of up to $50.0 million from time to time on the open market or in privately negotiated transactions at prices and in the manner that may be determined by management (the “May 2022 Repurchase Program”).

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

TECHTARGET, INC.
(Registrant)

Date: November 9, 2022	By:	/s/ MICHAEL COTOIA
Michael Cotoia, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 9, 2022	By:	/s/ DANIEL NORECK
Daniel Noreck, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)