Form 10-K
period 2022-12-31
TechTarget Inc
filed 2023-02-28
CIK 1293282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. 

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,771.8 million as of June 30, 2022 (based on a closing price of $65.72 per share as quoted by the Nasdaq Global Market as of such date). In determining the market value of non-affiliate common stock, shares of the registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had 28,669,876 shares of Common Stock, $0.001 par value per share, outstanding as of February 24, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to TechTarget, Inc.’s 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts, included or referenced in this Annual Report on Form 10-K that address activities, events or developments which we expect will or may occur in the future are forward-looking statements, including statements regarding the intent, belief or current expectations of the Company and members of our management team. The words “will,” “believe,” “intend,” “expect,” “anticipate,” “project,” “estimate,” “predict” and similar expressions are also intended to identify forward-looking statements. Such statements may include those regarding guidance on our future financial results and other projections or measures of our future performance; our expectations concerning market opportunities and our ability to capitalize on them; and the amount and timing of the benefits expected from acquisitions, new products or services and other potential sources of additional revenues. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. These statements speak only as of the date of this Annual Report on Form 10-K and are based on our current plans and expectations, and they involve important risks and uncertainties that could cause actual future events or results to be different than those described in or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those relating to: market acceptance of our products and services, including continued increased sales of our IT Deal Alert™ offerings and continued increased international growth; relationships with customers, strategic partners and employees; the duration and extent of the COVID-19 pandemic or future health pandemics and any related economic downturns on our business, operations, and the markets in which we and our customers operate; difficulties in integrating acquired businesses; changes in economic or regulatory conditions or other trends affecting the internet, internet advertising and information technology industries; data privacy laws, rules and regulations; the impact of foreign currency exchange rates; certain macroeconomic factors facing the global economy, including disruptions in the capital markets, economic sanctions and economic slowdowns or recessions, rising inflation and interest rates fluctuations on our results; and other matters included in our filings with the SEC, and those detailed under Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K. The occurrence of any of these risks and uncertainties may cause our actual results to differ materially from those anticipated in our forward-looking statements, which could have a material adverse effect on our business, results of operations and financial condition. We undertake no obligation to update our forward-looking statements to reflect future events or circumstances.

PART I

Item 1. Business Overview

TechTarget, Inc. (the “Company”, “we”, “us” or “our”) is a global data, software and analytics leader for purchase intent-driven marketing and sales data which delivers business impact for business-to-business (“B2B”) companies. Our solutions are designed to enable B2B technology companies to identify, reach, and influence key enterprise technology decision makers faster and with higher efficacy. We offer products and services intended to improve information technology (“IT”) vendors’ abilities to impact highly targeted audiences for business growth using advanced targeting, first-party analytics and data services complemented with customized marketing programs that integrate content creation, demand generation, brand marketing, and other advertising techniques.

Our goal is to enable enterprise technology and business professionals to navigate the complex and rapidly-changing enterprise technology landscape where purchasing decisions can have significant financial and operational consequences. Our content strategy includes three primary sources that enterprise technology and business professionals use to assist them in their pre-purchase research: independent content provided by our professionals, vendor-generated content provided by our customers and member-generated or peer-to-peer content. In addition to utilizing our independent editorial content, registered members and users appreciate the ability to deepen their pre-purchase research by accessing the extensive vendor-supplied content we make available across our virtual events, webinar channels and website network (collectively, our “Network”). Likewise, these members and users can derive significant additional value from the ability to seamlessly interact with and contribute to information exchanges in a given field on our Network. To advance our ability to provide purchase intent-driven marketing and sales data, we have been acquisitive over the last three years. During 2021, we acquired Xtelligent Healthcare Media, LLC, a leading healthcare B2B media company focusing on healthcare-related technology. Similarly, during 2020, we acquired (i) BrightTALK Limited, a technology media company that provides customers with a platform to create, host and promote webinar and video content, (ii) The Enterprise Strategy Group, Inc., a leading provider of decision support content based on user research and market analysis for global enterprise companies, and (iii) Data Science Central, LLC, a digital publishing and media company focused on data science and business analytics.

We had approximately 30.2 million and 29.1 million registered members and users, which we refer to as our “audiences”, as of December 31, 2022 and 2021, respectively. While the size of our audiences does not provide direct insight into our customer numbers or our revenue, we believe the value of the services we sell to our customers is a direct result of the breadth and reach of this content footprint. This footprint creates the opportunity for our clients to gain business leverage by targeting our audiences through customized marketing programs. Likewise, the behavior exhibited by these audiences enables us to provide our customers with data products designed to improve their marketing and sales efforts. The targeted nature of our audiences enables B2B technology companies to reach a specialized audience efficiently because our content is highly segmented and aligned with the B2B technology companies’ specific products.

Through our ability to identify, reach and influence key decision makers, we have developed a broad customer base and, in 2022, delivered marketing and sales services programs to over 3,400 customers.

Please refer to the section below titled “Our Strategy” regarding our longer-term growth plans.

Business Trends

Our proprietary purchase intent marketing and sales data-driven solutions, such as data-driven lead generation, are attractively positioned to benefit from the rapid adoption of data-driven processes for sales and marketing workflows, especially to navigate the complex and rapidly changing IT buyer landscape where purchasing decisions can have significant financial and operational consequences. Information technology spending is no longer a discretionary item for most companies. We believe modern organizations see the digital transformation as a necessary investment to remain competitive, a long-term dynamic that has benefitted our customers.

Our business has been and is likely to continue to be impacted by macro-economic conditions. Because our customers are B2B technology companies, the success of our business is intrinsically linked to the health and market conditions of the enterprise technology industry. We have observed the enterprise technology market materially worsen during 2022, with third party data indicating that over 1,000 technology companies, including many of our largest customers, have announced layoffs. The layoffs have resulted in a challenging selling environment where we have seen elongated sales cycles, budget cuts and freezes at many of our customers, which have impacted our near-term outlook. We are seeing our international markets perform worse than our domestic markets. Given the weak macroeconomic conditions, in December 2022, we announced a headcount reduction of approximately 5% of our workforce, which is expected to be completed in the first quarter of 2023 and result in approximately $7 million in annual savings.

While we continue to see the impacts of the current worsening of the technology market, we continue to believe there are multiple long-term trends in our market which will support the sustained growth of our business and the products and services we offer. The significant trends that we believe we have benefitted from over the past few years are still in place, including the modernization of the sales and marketing organization with automation and first party purchase intent data, growing sensitivity and regulation around internet privacy and the demographic transition of younger buyers who want to do more self-service due diligence and have less interactions with vendor sales representatives.

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
•
There is a Continued Focus on the Ability to Measure and Improve Return on Investment (“ROI”). Our customers are increasingly focused on measuring and improving their ROI in marketing and sales. Before the advent of internet-based marketing, there were a limited number of available tools for accurately measuring the results of such activities in a timely fashion. The internet has enabled B2B technology companies to track individual members and their responses to marketing. With the availability of technology able to accurately measure ROI, vendors now have the ability to assess and benchmark the efficacy of their online programs in a cost effective manner and in real-time. We believe our offerings benefit as our customers continue to leverage insights gained from this measurement, and seek out data and related services we are providing to assist them in optimizing their marketing programs.

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

In view of the complexities, high cost and importance of enterprise technology decision-making, enterprise technology purchasing decisions are increasingly being researched by teams of functional experts with specialized knowledge in their particular areas, rather than by one central enterprise technology professional, such as a Chief Technology Officer. For these reasons and more, the enterprise technology purchasing process typically requires a lengthy sales cycle. The “sales cycle” is the sequence of stages that a typical customer goes through when deciding to purchase a product or service from a particular vendor. Key stages of a sales cycle typically consist of a customer recognizing or identifying a need; identifying possible solutions and vendors through research and evaluation; and finally, making a decision to purchase the product or service. Through various stages of this sales cycle, enterprise technology and business professionals rely upon multiple inputs from independent experts, and peers. Although there is a vast amount of information available, the aggregation and validation of these inputs from various sources can be difficult and time-consuming.

The long sales cycle for enterprise technology purchases, as well as customers’ need for significant information support, requires substantial investment on the part of B2B technology companies. These realities drive the significant marketing expenditures observable in the enterprise technology market. In addition, given the continued acceleration of technological change, at any given time, there are often multiple viable solutions to any enterprise technology or business need. With each new product or product enhancement, B2B technology companies implement new marketing outreach, and, as a result, enterprise technology and business professionals are required to continuously engage in research to stay abreast of the latest developments that could benefit their companies.

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

Enterprise technology and business professionals rely on our content for decision support information tailored to their specific purchasing needs. Our specialized content strategy and comprehensive services are designed to enable B2B technology companies to better identify, understand, reach and influence enterprise technology and business professionals who are actively researching purchases in specific enterprise technology sectors. We believe our solutions benefit from the following competitive advantages:

•
Large and Growing Community of Registered Members and Users. We had approximately 30.2 million registered members and users as of December 31, 2022. The targeted nature of our member and user base enables B2B technology companies to efficiently reach a specialized audience because our content is highly segmented and designed to align with the B2B technology companies' specific products and services.
•
Strong Customer Relationships. We have developed a broad customer base. During 2022, we delivered marketing services programs for over 3,400 customers.
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

•
Proprietary Data on the Research Behavior of our Registered Members, Site Visitors and Users. Through our analytical platforms, we collect information on millions of interactions that our members, users and visitors (and the companies, or accounts, that they are associated with) have with the content on our websites and that we send to them via email. We believe the collection and analysis of this information allows us to increase the relevance of our informational offerings to our audiences and improve our customers’ ROI by delivering better prospects to them more efficiently. This analytics platform not only guides what we do on our own properties; it is also available to our customers in a variety of forms to aid them in directly optimizing their efforts.
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

Our Solutions

Our solutions consist of:

•
IT Deal AlertTM. A suite of data, software and services for B2B technology companies that leverages the detailed purchase intent data we collect on enterprise technology organizations and professionals researching IT purchases via our network of websites and our webinar community platform. Through our proprietary data-capture and scoring methodologies, we use this insight to help our customers identify and prioritize accounts and contacts whose content consumption and online research activities around specific enterprise technology topics indicate that they are “in-market” for a particular B2B technology product or service. The suite of products and services includes Priority Engine™ and Qualified Sales Opportunities™. Priority Engine™ is a subscription service powered by our Activity Intelligence™ platform, which integrates with customer relationship management (“CRM”) and marketing automation platforms (“MAPs”) including Salesforce.com, Marketo, Hubspot, Eloqua, Pardot, and Integrate. The service delivers lead generation workflow solutions designed to enable marketers and sales forces to identify and prioritize accounts and individuals actively researching new technology purchases or upgrades, and then to engage those active prospects. Qualified Sales Opportunities™ is a product that profiles specific in-progress purchase projects via surveys and interviews with business technology professionals whose research activity and content consumption is indicative of a pending technology purchase. Qualified Sales Opportunities™ includes information on project scope, purchase criteria and vendors considered.
•
Demand Solutions. Our offerings enable our customers to reach and influence prospective buyers through content marketing programs, such as white papers, webcasts, podcasts, videocasts, virtual trade shows, and content sponsorships, designed to generate demand for their solutions, and through display advertising and other brand programs that are aimed at influencing prospective buyers. We believe this allows B2B technology companies to maximize ROI on marketing and sales expenditures by capturing sales leads from the distribution and promotion of content to our audience of enterprise technology and business professionals.
•
Brand Solutions. Our suite of brand solutions provide B2B technology companies with direct exposure to targeted audiences of enterprise technology and business professionals that are actively researching information related to their products and services. We leverage our Activity Intelligence™ platform to enable significant segmentation and behavioral targeting of audiences to improve the relevancy of digital ads to the researcher’s needs. Branding solutions include on-network banner advertising and digital sponsorships, off-network banner targeting, and microsites and other related formats.
•
Custom Content Creation. We deliver market insights and guidance to B2B technology companies through our Enterprise Strategy Group annual research and advisory subscription programs, custom market research services, and consulting engagements. In addition, our Enterprise Strategy Group experts author custom content products including technical and economic validations, white papers, infographics, videos and webinars. This content can be leveraged by B2B technology marketers to support product launches, enable demand-generation campaigns, and establish overall thought leadership. We also create white papers, case studies, webcasts or videos to our customers’ specifications. These customized content assets are then promoted to our audience within both demand solutions and brand solutions programs. Additionally, we offer off-the-shelf editorial sponsorship products on topics aligned to customer markets, enabling them to engage and generate demand via packaged content created by our editorial staff to educate technology researchers on new technology trends and feature options.

.

•
BrightTALK platform. Allows our customers to create, host and promote webinars, virtual events and video content. Customers create their own hosted Channels on the platform where they schedule both live and on-demand webinars for promotion to BrightTALK’s community of in-market accounts and individuals. The BrightTALK Channel also enables customers to self-administer lead generation campaigns, set up workflow integrations between the Channel and their CRM and MAP systems, and access reporting detailing the size and growth of their community of subscribers over time. Customers may also create an off-network embedded Channel page on their own corporate website featuring content in their BrightTALK Channel, as well as an embedded BrightTALK registration form that captures and converts interested individuals to marketing leads.

Our solutions are designed to benefit enterprise technology and business professionals and B2B technology companies in the following ways:

Benefits to Enterprise Technology and Business Professionals

•
Provide Access to Integrated, Technology Sector-Specific Content. Our offerings provide enterprise technology and business professionals with sector-specific content from the three fundamental sources we believe they value most when researching enterprise technology purchasing decisions: industry experts, peers and vendors. Our independent staff, consisting of editors, journalists and analysts from our Enterprise Strategy Group, creates content specific to the sectors we serve and the key sub-sectors within them. This content is integrated with other content generated by our network of third-party industry experts and content from B2B technology companies. Additionally, tech and business professionals network with and learn from each other in webinars via live interaction and online chat. The reliability, breadth, depth, and accessibility of our content offerings across multiple media formats enables enterprise technology and business professionals to make more informed purchases.
•
Increase Efficiency of Purchasing Decisions. By accessing targeted and specialized information, enterprise technology and business professionals are able to research important purchasing decisions more effectively. Our integrated content offerings, spanning all major online content formats, are designed to minimize the time enterprise technology and business professionals spend searching for and evaluating content and maximize the time available for assimilating quality information. To support enterprise technology and business professionals’ information consumption preferences, we provide this specialized, targeted content through a variety of media types matching the critical stages within the purchase decision process.

Benefits to B2B technology companies

•
Provide Unique Data About the Businesses, Organizations and Individuals Conducting Pre-Purchase Research. Our Activity Intelligence™ analytical product platform captures and interprets the content consumption behaviors of our large base of targeted enterprise technology and business professional members as they research their technology needs. This allows us to provide B2B technology solution providers (vendors) with powerful insights about who is in market in their sector (identification) as well as the specific buying signals and purchase triggers behind their research (purchase intelligence). Vendors use this data and intelligence to empower their marketing and sales strategies.
•
Support Business, Product, Marketing and Sales Go to Market Strategies. Our Enterprise Strategy Group is a trusted advisor to B2B technology companies that are developing and optimizing messaging, product roadmaps, competitive landscape and strategy development. Through demand-side research, our buyer intent data and analyst market proximity, our Enterprise Strategy Group has a unique perspective of the market that is leveraged in every customer engagement. B2B technology companies may leverage our Enterprise Strategy Group for their go to market strategy through custom research, consulting services and annual research and advisory programs depending on their needs.
•
Target Active Buyers Efficiently. Our highly targeted content attracts specific, targeted audiences who are actively researching purchasing decisions. Using our database of registered members and users and the information we collect about their product interests, we are able to accurately target those registered members and users most likely to be of value to B2B technology companies with content recommendations specific to the market sector and purchase stage they are in. We further support our B2B technology customer’s execution with scalable marketing services programs that are designed to help influence these prospective buyers with their branded content and targeted digital advertising.
•
Generate Measurable Results. Our targeted online content offerings enable us to generate and collect valuable business information about each member and user and their technology preferences. As registered members and users access content, we are able to build a profile of their technology interests, and their companies’ interests, as they evolve over time. Through experience, we have identified patterns that we believe are indicative of purchase intent. We leverage this insight into products designed to improve the ROI on the programs we execute for our B2B technology customers by focusing specifically where we believe active demand exists. We provide this intelligence directly to B2B technology companies for their own use. This helps them drive continuous improvement in their own marketing and sales workflows and outcomes, whether focused specifically on prospects we provide them or on those they have otherwise obtained, which our information enriches and makes more actionable.
•
Maximize Awareness. As a leading distributor of B2B enterprise technology white papers, webcasts, videocasts, virtual events and podcasts, we offer B2B technology companies the opportunity to educate enterprise technology and business professionals during the research process, prior to their direct interaction with vendor salespeople. Our Priority Engine™ platform enables direct login by vendor sales representatives who are responsible for uncovering new account opportunities and prospects to sell to in their account territory. Through direct integration into CRM systems, these B2B technology companies sales representatives can understand which accounts and prospects are already in their systems and which are new, and extract those new individual prospects into CRM with a button click. Because Priority Engine™ data includes the specific technology and product research interests for each buyer-prospect, the B2B technology company’s salesperson is more aware of the specific needs of the enterprise technology and business professional and can tailor their outreach accordingly. The combination of granular purchase intent intelligence and platform automation enables a stronger, more personalized and efficient connection between enterprise technology and business professionals and the B2B technology companies seeking to do business with them.

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

In order to achieve this goal, we intend to:

•
Continue to Innovate in the Area of Data-Enabled Marketing Services. We believe our ability to leverage our content and audience to identify in-market prospective buyers is a core competency and a key driver of our future growth. Our suite of offerings, leveraging our Activity Intelligence™ analytic product platform, consists of multiple recently developed products and services that provide B2B technology companies with data-enabled sales and marketing optimization solutions. We intend to further develop our existing product offerings with new features and launch additional offerings that extend our capabilities based on our customers’ requirements. During 2023 we are planning improvements for our salesforce interface, ROI dashboard and sales alerts functions. The second major product area is our Custom Content and our Content to Close concept that takes advantage our unique end-to-end capabilities. We believe these are both meaningful opportunities in the early stages where we possess significant competitive advantage.
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
•
Continue to Expand Our International Presence. We intend to continue to expand our reach into our addressable market by increasing our presence in countries outside the U.S. We have pursued this strategy by launching our own websites directed at enterprise technology and business professionals in the United Kingdom, India, Spain, France, China, Australia, and Singapore, and by acquiring specific properties or companies with attractive properties in those markets. For example, we previously expanded our international footprint by acquiring the Computer Weekly and MicroScope online properties in the United Kingdom and E-Magine Médias SAS, which we call LeMagIT, in France. More recently, we launched German and Portuguese language websites, as well as websites directed towards enterprise technology and business professionals in Latin America. We expect to further penetrate foreign markets by directly launching additional sector-specific websites directed at these foreign locales and at additional international markets and by making strategic acquisitions and investments in overseas entities. We believe that our integrated product offerings across regions continues to resonate with international marketers and is contributing to our success. We plan to continue investing in these capabilities as we seek opportunities to increase our global reach.
•
Selectively Acquire or Partner with Complementary Businesses. Historically, we have used acquisitions as a means of expanding our content and product and service offerings, web traffic and registered members and users. Our acquisitions to date can be classified into three categories: content-rich blogs or other individually published sites, typically generating less than $1 million in annual revenues; early stage revenue sites, typically generating between $1 million and $20 million in annual revenues; and later stage revenue sites, typically generating greater than $20 million in annual revenues. As we evaluate companies within these ranges, we consider the following attributes, among others: operations primarily in or adjacent to the enterprise IT market; provides original content which enables us to obtain additional first party purchase intent data; has a registration-based model; has different or complementary product offerings primarily sold on a subscription basis; provides significant cross-sell and upsell opportunities for our existing products and services; and can be acquired at a reasonable price. A company does not have to have all, but generally has to have some of the above attributes. We intend to continue to pursue selected acquisition or partnership opportunities in our core markets and in adjacent markets for products with similar characteristics.

Platform and Content

Our content platform consists of a network of specialized websites and webinar and video channels that serve the needs of enterprise technology and business professionals who are making corporate purchase decisions. At critical stages of the purchase decision process, these content offerings through different channels are designed to meet the needs of enterprise technology and business professionals for expert, peer and B2B technology company information and provide a platform on which B2B technology companies can launch targeted marketing and sales campaigns that generate measurable, high ROI.

The table below provides a representation of the key market opportunities we address for our B2B technology company customers.

Audience: Market Categories Sites

Audience: Market Categories Sites (cont.)

Market Categories

Based upon the logical clustering of our audiences’ respective job responsibilities and the marketing and sales focus of the products being promoted by our B2B technology customers, we currently categorize our content offerings to address the key market opportunities and audience extensions across a portfolio of distinct market categories. Each of these marketing categories services a wide range of enterprise technology sectors and sub-sectors and is driven by the key areas of enterprise technology and business professionals’ interests described below:

•
Security. Every aspect of enterprise computing now depends on secure connectivity, data and applications. The security sector is constantly growing to adapt to new forms of threats and to secure new and traditional technologies such as mobile devices, wireless networks, virtualized systems and cloud environments. We believe compliance regulations, cloud adoption, and highly publicized data breaches are driving interest and investment in increasingly sophisticated security solutions such as zero trust and endpoint detection and response (“EDR”) that supplement or replace traditional perimeter security solutions such as firewalls and antimalware. Our online properties in this sector offer navigable and structured guides on B2B technology companies and enterprise technology solutions in key subsectors such as network security, intrusion detection, ransomware and malware defense, identity and access management (“IAM”), data and application security, managed security services, cloud-native security and security program management.

•
Networking. Broadly defined, the networking market includes the hardware, software and services involved in the infrastructure and management of both enterprise and service provider data and voice networks. As new sectors of networking have emerged and grown in importance, network professionals have increased their organizations' investments in wireless and mobile computing, cloud networking, software-defined defined wide area networks (“WAN”), secure access service edge ("SASE"), application performance, network virtualization and automation, and evolving network operations, as well as collaboration, video conferencing, unified communications as a service ("UCaaS"), and voice over internet protocol (“VoIP”). Our online properties in this sector, which include TechTarget Networking and TechTarget Unified Communications aim to address the specialized needs of networking professionals by offering content specifically targeting these growth areas.
•
Storage. The storage sector consists of the market for disk, flash, cloud and tape storage systems that store and manage data. Growth is fueled by industry trends, such as the ongoing need to maintain and supplement data stores that are exponentially escalating, and by external factors, such as expanded compliance regulations and increased focus on disaster recovery. Recent trends reflect an increased emphasis on solid-state storage and cloud storage. At the same time, established storage sub-sectors, such as network-attached storage ("NAS") and storage area networks ("SANs"), have been invigorated by technologies such as data deduplication and storage virtualization. Our online properties in this sector, which include TechTarget Storage, TechTarget Data Backup, and TechTarget Disaster Recovery, address enterprise technology and business professionals seeking storage systems in key areas such as Fibre Channel SANs, iSCSI SANs, solid-state storage, NVMe, NAS, backup hardware and software, storage management, container-based storage, storage security and cloud-based platforms.
•
Compute, IT Operations and DevOps. As more organizations have embraced cloud computing, IT decisions makers must navigate the best ways to manage operations across a diverse set of IT platforms. Data centers that house servers, storage devices, routers and switches must be optimized to work alongside distributed multi-cloud environments. IT operations staff must design and manage flexible computing environments capable of scaling to meet the demand of today's cloud-native applications. They must also make complex decisions about which platform or cloud service is best suited to run new applications. At the same time, power and cooling remain a significant cost in enterprise technology budgets and an increasing focus on sustainability initiatives makes data center energy efficiency a priority. Our key online properties in this sector provide targeted information on the B2B technologies and services that serve these sub-sectors. Our properties in this sector include sites such as TechTarget Data Center, which covers power and cooling, mainframe, colocation, data center infrastructure management ("DCIM"), software-defined data center ("SDDC") architectures, and private cloud. TechTarget Cloud Computing and SearchAWS.com cover public, hybrid and multi-cloud infrastructure, as well as the key tools and strategies cloud administrators need to efficiently and cost-effectively deploy and manage those environments. SearchVMware.com focuses on managing and building out virtual environments on the most widely installed server virtualization platform. TechTarget IT Operations covers DevOps, container deployment and management, IT automation and the impact of microservices and event-driven computing on enterprise technology operations.

We also cover servers, application and desktop solutions deployed in distributed computing environments. Given the breadth of the Windows market, we have segmented our Windows-focused media based on enterprise technology and business professionals’ infrastructure responsibilities and purchasing focus. Our online properties in this sector include SearchWindowsServer.com, which covers server, storage and systems management, as well as the integration of on-premises Windows environments with the Microsoft Azure cloud; This network of sites provides resources and advice to enterprise technology and business professionals pursuing solutions related to such topics as Windows backup and storage, server consolidation, and upgrade planning. TechTarget Enterprise Desktop focuses on the deployment and management of Windows, Linux and macOS end-user computing environments. This market has evolved to focus on digital workspace technology, in which IT professionals can manage end-user access to a variety of resources and workspaces. TechTarget Mobile Computing covers the enterprise technology management issues surrounding the deployment of tablets and smartphones in the workplace. Combined with our properties that focus on server virtualization, TechTarget Virtual Desktop focuses on desktop virtualization, giving us a comprehensive offering addressing the area of virtualization technologies. This site also covers the growing area of desktops as a service, as well as application streaming and other virtual and cloud-based delivery methods.

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
•
Business Applications. Our Business Applications and Analytics market category focuses on mission critical software such as enterprise resource planning ("ERP"), databases and business intelligence, content management enterprise resource planning, and customer facing applications such as CRM software for mid-sized and large companies. Because these applications are critical to the overall success of the businesses that use them, there is a high demand for specialized information by IT and business professionals involved in their purchase, implementation, and ongoing support. HR professionals are faced with challenges around employee experience, remote workforce management and new best practices around recruiting, hiring, learning and development and more. Our applications-focused properties in this sector include sites such as TechTarget Customer Experience, TechTarget HR Software, and TechTarget ERP. These sites are leading online resources that provide this specialized information to support mission-critical business applications such as CRM, sales force automation, databases and ERP software.
•
Analytics and Artificial Intelligence ("AI"). Businesses are using artificial intelligence to improve internal processes and tools, and technology providers are increasingly adding AI capabilities to enhance their products. AI is also has the potential to disrupt jobs and various technology markets. TechTarget Enterprise AI covers the quickly evolving technologies of AI and machine learning, giving insight into the enterprise use cases for AI, how AI development functions, and how businesses can capitalize on the new possibilities around machine learning in enterprise applications. Businesses are also collecting more data that they need to understand how to best use this data for key insights. The information produced by these business applications is seen as a corporate asset that is essential for gaining competitive advantage through informed, data-driven decisions. New tools and techniques to analyze, model and visualize data can help organizations drive more value. Leveraging this data can help improve operational efficiency, enable business agility, and improve sales effectiveness and customer service. As a result, business intelligence and analytics have become pervasive as various organizations increasingly rely on mission-critical information to optimize their businesses. TechTarget Business Analytics, TechTarget Data Management, and TechTarget Content Management cover the business intelligence, data management, content management and collaboration disciplines associated with such initiatives. These sites combine with Data Science Central to cover the wide-ranging topics under the umbrella of information management. Built on a community of data science experts and contributing writers, Data Science Central targets a highly technical audience. The site covers data science and analytics, machine learning and AI, as well as more strategic topics such as remote work and data trends.
•
Application Architecture and Development. The application architecture and development sector is comprised of a broad landscape of tools and languages that enable developers, architects and project managers to build, customize and integrate software for their businesses. Our application architecture and development online properties focus on development in enterprise environments (including mobile and web development), the programming languages that developers use most, and the various tools used for modern application builds and distributed systems management. In particular, we believe the desire for increasingly streamlined and modular application development cycles has fueled interest in innovative software approaches, such as decomposing large business applications into microservices and introducing event-driven architecture capabilities. Given the scope of challenges associated with application architecture, especially at the enterprise level, the associated tools and products also tie in heavily with application integration, performance testing, data security, citizen development and API management. Our online properties in this sector include sites such as TheServerSide.com, which hosts independent communities of developers and architects, TechTarget Software Quality, which covers application testing, quality assurance and Agile development methodologies, and TechTarget App Architecture, which serves architects, developers, IT managers and line of business executives who are interested in adapting existing architectures to meet the speed, scale and agility needs of modern applications.
•
Channel. Our Channel site addresses the information needs of business and technology professionals in the IT services and solutions industry. Our coverage encompasses managed service providers, managed security services providers, cloud consultancies, systems integrators and resellers. Those companies deliver products and services to SMB and enterprise customers, becoming trusted advisors and the preferred source for technology. In light of this status, B2B technology companies actively seek alliances with channel partners. The resulting dynamics in the B2B technology channel are well-suited to our integrated, targeted content strategy. Our flagship online property in this sector is TechTarget IT Channel. In addition to this website, TechTarget channel media is able to profile channel professionals accessing information on any website within the TechTarget Network. As channel professionals recommend, deploy and manage hardware, software and cloud services from vendors in a particular enterprise technology sector, the key areas of focus tend to parallel those for the sub-sectors addressed by our IT-focused properties. Those sites cover a wide spectrum of technology: for storage, backup, storage virtualization and network storage solutions such as SAN, NAS, cloud storage, NVMe and flash memory; for security, vulnerability assessment, threat detection and response, and identity access management; for networking, wireless, network security, SD-WAN and VoIP; for systems, public cloud, hybrid cloud, converged infrastructure and server virtualization.

•
Environmental, Social and Governance ("ESG"). Our TechTarget Sustainability and ESG site helps IT professionals and corporate leaders understand this emerging sector and implement new ESG initiatives. Several factors are pushing businesses of all sizes to focus more on ESG, including consumer and employee expectations, investor relations and government regulations. Business leaders and IT practitioners need new processes and tools to track, measure and report on efforts to meet these requirements. In addition to measuring their own energy efficiency, carbon footprints and environmental impacts, many technology buyers must now also consider the sustainability of their partners and technology providers. Our coverage helps these buyers understand how existing and new technologies can help them meet complex expectations and regulations. Many organizations are also beginning to measure and track social commitments or diversity, equity and inclusion ("DEI") factors when making business decisions. Today's business leaders must understand the social and human impact of their business decisions and research technology that supports DEI.
•
Healthcare Technology. The Xtelligent Healthcare Media properties provide healthcare executives and IT professionals who support healthcare initiatives with news and information about the latest healthcare technology trends. As the industry leans more on new and emerging forms of technology, Xtelligent sites focus on topics and trends affecting the industry's daily operations and continued digital transformation. Our EHRIntelligence.com site connects with subject matter experts in the field to share best practices for streamlining implementation, improving usability, and enabling the technology to improve outcomes. HealthITSecurity.com leverages security and privacy experts across the continuum of care to help readers address potential threads and adopt best practices for health data security and privacy. HealthITAnalytics.com features real use cases in data analytics that improve the health of individuals and populations and the cost of providing care. RevCycleIntelligence.com covers news and firsthand experience managing claims, improving A/R management and performance and adopting new models of reimbursement. mHealthIntelligence.com provides the latest news, featured stories, and emerging trends in mobile health, telemedicine, remote patient monitoring, and connected health for providers. By connecting with subject matter experts from the nation’s top payers, the editors at HealthPayerIntelligence.com share actionable insight drawn from real-world experiences working with providers, employers, beneficiaries, and policymakers under commercial and public contracts. PatientEngagementHIT.com includes news that reports on how to leverage health information technology to engage patients and communities. HITInfrastructure.com covers the latest technologies and trends that support the development of flexible, reliable IT infrastructure for healthcare providers. PharmaNewsIntelligence.com shares insights with pharmaceutical executives interested in learning more about value-based care, managing clinical trials and building relationships with payers and providers. HealthcareExecIntelligence.com responds to the needs of healthcare executives by offering the latest news from the industry. It provides clear and direct coverage of recent and emerging developments across the healthcare industry with a focus on innovation and strategy. LifeSciencesIntelligence.com provides coverage of healthcare science focused on major trends in pathology, genetics/genomics, biotechnology, medical devices and reproductive health. Our reporting also extends to a weekly Healthcare Strategies podcast and quarterly Insights research reports.

Customers

We market to B2B technology companies targeting specific audiences who are actively researching purchasing decisions. We maintain multiple points of contact with our customers in order to provide support throughout their organization and during critical stages of the sales cycle. As a result, individual customers often run multiple marketing/sales programs with us in order to reach discrete portions of our targeted audience. Our products and services are delivered under both short-term contracts that run for the length of a given marketing/sales program, typically less than six months, and through integrated, contracts in excess of 270 days (“longer-term contracts”) covering various client needs. We have developed a broad customer base and delivered campaigns to over 3,400 customers in 2022. During 2022, 2021, and 2020, no single customer represented 10% or more of total revenues.

Sales and Marketing

We have an internal direct sales department that works closely with existing and potential customers to develop customized marketing programs that provide highly targeted access to enterprise technology and business professionals. We organize our sales force by the sector-specific market categories that we operate in and have a global accounts team that works with our largest customers. Additionally, we organize certain individuals into Customer Success Teams. Those teams facilitate the usage and renewal of certain of our products. We believe that our sector-specific sales organization and integrated approach to our product and service offerings allows our sales personnel to develop a high level of expertise in the specific sectors they cover and to create effective marketing programs tailored to the customer’s specific objectives. As of December 31, 2022, our sales and marketing staff consisted of approximately 500 people. The majority of our sales and marketing staff is located in our Newton, Massachusetts headquarters and our offices and remote workforces in California, London, England, New York, New York and Sydney, Australia.

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

Competition

The market for B2B technology companies marketing and sales spend is highly competitive, and in each of the sectors we serve, as well as across the products and services we offer, our primary competitors include media companies that produce content specifically for enterprise technology and business professionals, providers of technology-based point solutions for data analysis and other service providers. Our primary media competitors, each of which possesses substantial resources to compete, are Ziff Davis, Inc., Madison Logic, Inc., and Foundry (formerly IDG Communications), an IDG, Inc. company. In the online market we generally compete on the basis of target audience, quality and uniqueness of information content, ease of use of our websites for IT and business professionals, and the quality and quantity of sales leads generated for B2B technology companies. We also compete for the members who comprise our target audiences primarily with the media companies that produce content specifically for enterprise technology and business professionals such as Ziff Davis, Inc., and Foundry, an IDG, Inc. company. In the data-oriented businesses, we compete with providers of predictive analytics and internet-based analysis including companies like 6sense Insights, Inc., Infer, Inc., Bombora, Inc. and Aberdeen Group, LLC. In general marketing services, we compete with list and lead providers of various types such as ZoomInfo Technologies Inc. As a result of our acquisition of BrightTALK, we compete with a number of web-based meeting, webinar and virtual event providers and physical event providers, such as LogMeIn, Inc., Intrado Corporation and ON24, Inc. Many of these providers possess substantially more resources to compete. As we continue to expand internationally, we expect to compete with many of the competitors mentioned above, as well as with established media companies based in particular countries or geographical regions.

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

Human Capital Resources

As of December 31, 2022, we had approximately 1,000 full-time employees worldwide. None of our U.S employees are represented by a labor union and only a small number of our international employees in the United Kingdom and France are represented by workers’ councils and have the benefits of collective bargaining agreements at the national and/or sector level. We have not experienced interruptions of operations or work stoppages due to labor disagreements. TechTarget is an innovative company in a dynamic environment that fosters a collaborative culture among its energetic, driven workforce. We value our employees, let them know the objectives and goals, challenge them, equip them with the right tools and resources to succeed, and then empower them to get the job done. At TechTarget, we give employees direct responsibility for generating results while allowing their ideas to be the catalyst for entirely new areas of opportunity. Our key human capital objectives in managing our business include attracting, developing and retaining top talent while integrating diversity, equity and inclusion principles and practices into our culture.

We strive to attract a pool of diverse and exceptional candidates and support their career growth once they become employees. Our efforts begin during the recruitment process by offering candidates an outstanding, comfortable and welcoming candidate experience where they are able to learn as much about our company and culture as we are able to learn about them. Once hired, we ensure that employees are rewarded, recognized and engaged based on their contributions. We also emphasize in our performance evaluation and career development efforts internal mobility opportunities for employees to drive professional development and we consistently promote approximately 27% of our workforce to positions with increased responsibility each year. Our goal is a long-term, upward-bound career at TechTarget for every employee, which we believe also drives our retention efforts. Our ability to retain our workforce is also dependent on our ability to foster an environment that is safe, respectful, fair and inclusive of everyone and promotes diversity, equity and inclusion inside and outside of our business. We accomplish this with the strong culture we have built over the past 20+ years and through the efforts of our active culture committees – Women in Business at TechTarget, Health & Fitness at TechTarget, TechTarget Gives and TechTarget Diversity & Inclusion Committee. Each committee has their own distinct mission, but all look to cultivate leadership skills, develop best business practices, encourage knowledge sharing, give back to the community, and provide personal growth and development opportunities while allowing for a wide range of perspectives and experiences.

In December 2022, we committed to a restructuring plan (the “Plan”) intended to generate operational efficiencies, strengthen our financial position through reducing costs, and better align our operations with our current strategic objectives. The Plan involved streamlining the operations of certain of our business units and included the elimination of approximately 60 positions, or approximately 5% of our then current workforce. We believe we continue to have good relations with our employees.

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

Investors and others should note that we announce material information to our investors using one or more of the following: SEC filings, press releases and our corporate website, including without limitation the “Investor Relations” section of our website. We use these channels, as well as social media channels such as Twitter and LinkedIn, in order to achieve broad, non-exclusionary distribution of information to the public and for complying with our disclosure obligations under Regulation FD. It is possible that the information we post on our corporate website or other social media could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on the “Investor Relations” section of our corporate website and on our social media channels.

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

The U.S. and international economies have experienced inconsistent, unpredictable growth and a certain degree of instability, magnified at times by factors including changes in the availability of credit, inflation, volatile business and consumer confidence, unemployment, responses to public health crisis, including pandemics like COVID-19 and epidemics and geopolitical unrest, including from the impacts of the Russian invasion of Ukraine and its global ramifications. These and other macro‑economic conditions have contributed to unpredictable changes in the global economy and expectations of future global economic growth. Additionally, economic weakness in the U.S. and international markets has adversely affected our customers and their spending decisions, causing them to reduce or delay their purchases of our offerings, which has adversely affected and may continue to affect our business.

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

Because most of our customers are in the enterprise technology industry, the success of our business is closely linked to the health, and subject to market conditions, of the enterprise technology industry. The enterprise technology industry is characterized by, among other things, volatile quarterly results, uneven sales patterns, short product life cycles, rapid technological developments, frequent new product introductions and enhancements and evolving domestic and international laws and regulations, particularly with respect to data privacy and data protection. As a result, our customers’ advertising budgets, which are often viewed as discretionary expenditures, may increase or decrease significantly over a short period of time. Many of our customers continue to scrutinize their spending on advertising campaigns. Prior market downturns in the enterprise technology industry have resulted in declines in advertising spending, which can cause longer sales cycles, deferral or delay of purchases by B2B technology companies and generally reduced expenditures for advertising and related services. For example, recent macroeconomic headwinds have caused general anxiety, elongated sales cycles, budget cuts and freezes at many of our customers. Our revenues and profitability depend on the overall demand for advertising services from our customers. We believe that demand for our offerings has been in the past, and could be in the future, disproportionately affected by fluctuations, disruptions, instability or downturns in the enterprise technology industry, which may cause customers and potential customers to exit the industry or delay, cancel, reduce or reallocate any planned expenditures for our purchase intent driven marketing and sales products. Any slowdown in the formation of new B2B technology companies or decline in the growth of existing B2B technology companies, may cause a decline in demand for our offerings.

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

The majority of our revenues are primarily derived from short-term contracts that may not be renewed.

Our customer contracts are primarily short-term, typically six months or less, and are generally subject to termination without substantial penalty by the customer at any time, generally with minimal notice requirements. We cannot assure you that our current customers will fulfill their obligations under their existing contracts, continue to participate in our existing programs beyond the terms of their existing contracts or enter into any additional contracts for new programs that we offer. In addition, our ongoing efforts to enter into longer-term contracts with customers for our products and services may not continue to be successful, particularly in light of current macroeconomic conditions. If a significant number of customers or a few large customers decided not to continue purchasing marketing and advertising services from us, then we could experience a rapid decline in our revenues over a relatively short period of time. Any factors that limit the amount our customers are willing to and do spend on marketing or advertising with us could have a material adverse effect on our business.

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

The Company derives a significant portion of its revenues from customers with billing addresses outside of the U.S. For the year ended December 31, 2022 approximately 36% of our revenues were derived from international geo-targeted campaigns, which are campaigns that are targeted at members who reside outside of North America. We have offices in the United Kingdom, France, Germany, Singapore and Australia. We also publish websites in Spanish, French, German, Portuguese and Chinese, targeting members worldwide who speak those languages.

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
•
potential adverse tax requirements.

Brexit. The United Kingdom’s June 2016 referendum, in which voters approved an exit of the United Kingdom from the European Union, commonly referred to as “Brexit,” resulted in significant general economic uncertainty as well as volatility in global stock markets and currency exchange rate fluctuations. In March 2017, the United Kingdom served notice to the European Council under Article 50 of the Lisbon Treaty of its intention to withdraw from the European Union. As of January 30, 2020, the United Kingdom’s membership in the European Union was terminated and an eleven month transition period began which expired on December 31, 2020. In December 2020, the United Kingdom and the European Union agreed on a trade and cooperation agreement, under which the United Kingdom and the European Union will now form two separate markets governed by two distinct regulatory and legal regimes. The trade and cooperation agreement covers the general objectives and framework of the relationship between the United Kingdom and the European Union, including as it relates to trade, transport and visas. Notably, under the trade and cooperation agreement, United Kingdom service suppliers no longer benefit from automatic access to the entire European Union single market, United Kingdom goods no longer benefit from the free movement of goods and there is no longer the free movement of people between the United Kingdom and the European Union. Depending on the application of the terms of the trade and cooperation agreement, we could face new regulatory costs and challenges. The full effect of Brexit remains uncertain and depends on the application of the terms of the trade and cooperation agreement. Moreover, the overall impact of Brexit may create further global economic uncertainty, which may cause a subset of our customers to more closely monitor their costs in the affected region. Our revenue generated from customers who have billing addresses within the United Kingdom was approximately 10% and 14% of our total revenues for the years ended December 31, 2022 and 2021, respectively.

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

We compete for potential customers with a number of different types of offerings and companies, including: broad based media outlets such as television, newspapers and business periodicals that are designed to reach a wide audience; general purpose portals and search engines; and offline and online offerings of media companies that produce content specifically for IT and business professionals, including Ziff Davis, Inc. (formerly J2 Global, Inc.), Madison Logic, Inc., and Foundry (formerly IDG Communications), providers of predictive analytics and internet-based analysis including companies like 6sense Insights, Inc., Infer, Inc., Bombora, Inc. and Aberdeen Group, LLC , contact providers such as ZoomInfo Technologies Inc., as well as webinar providers such as LogMeIn, Inc., Intrado Corporation and ON24, Inc. Customers may choose our competitors over us not only because they prefer our competitors’ online offerings to ours but also because customers prefer to utilize other forms of marketing and advertising services offered by our competitors that are not offered by us and/or to diversify their marketing and advertising expenditures. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. They may also offer different pricing than we do, which could be more attractive to customers. Competitors have historically responded, and may continue to respond, to market conditions by lowering prices to try to attract our customers. As a result, we could lose market share to our competitors in one or more of our businesses and our revenues could decline.

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

In December 2022, we committed to a restructuring plan intended to generate operational efficiencies, strengthen our financial position through reducing costs, and better align our operations with our current strategic objectives. The Plan involved streamlining the operations of certain of our business units and included the elimination of approximately 60 positions, or approximately 5% of our then current workforce. We may find it more difficult to hire and retain qualified personnel as a result of the Plan.

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

Overall privacy laws also are expanding in ways that may impact our business. In addition, there are new privacy laws that may impact our business operations. For example, the state of California has adopted a new comprehensive privacy law, the California Consumer Privacy Act (“CCPA”), which took effect in January 2020 and became enforceable in July 2020. Moreover, in November 2020, California voters approved a new privacy law, the California Privacy Rights Act (“CPRA”), which amends the CCPA to create new privacy rights and obligations in California. In addition, other states, including Virginia, Colorado, Connecticut and Utah, already have passed state privacy laws. Several other states are also considering bills similar to the CCPA or other generally applicable privacy laws that may impose additional costs and obligations on us and may impact our ability to conduct our business. States also are reviewing other categories of privacy laws, addressing certain practices (such as marketing), collection of certain data (e.g., biometrics or children’s data) or otherwise addressing privacy concerns in various ways. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products. We may be required to devote substantial resources to implement and maintain compliance with the CCPA, and noncompliance with these laws could result in regulatory investigations and fines or private litigation.

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

We have acquired assets and businesses over time, some of which have resulted in the recording of a significant amount of goodwill and/or intangible assets on our consolidated financial statements. We had $192.2 million of goodwill and $95.5 million of net intangible assets as of December 31, 2022. The goodwill was recorded because the fair value of the net tangible assets and/or intangible assets acquired was less than the purchase price. We may not realize the full value of the goodwill and/or intangible assets. We evaluate goodwill and other intangible assets with indefinite useful lives for impairment on an annual basis or more frequently if events or circumstances suggest that the asset may be impaired. We did not have any intangible assets, other than goodwill, with indefinite lives as of December 31, 2022. We evaluate other intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. If goodwill or other intangible assets are determined to be impaired, we will write-off the unrecoverable portion as a charge to our earnings. If we acquire new assets and businesses in the future, as we intend to do, we may record additional goodwill and/or intangible assets. The possible write-off of the goodwill and/or intangible assets could negatively impact our future earnings and, as a result, the market price of our common stock could decline.

The trading price of our common stock is volatile and may decline substantially.

The trading price of our common stock is volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, these factors include:

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

Our significant indebtedness could adversely affect our financial condition.

At December 31, 2022, we had $51 million in aggregate principal amount of 0.125% convertible senior notes due 2025 (the “2025 Notes”) and $414 million in aggregate principal of 0.0% convertible senior notes due 2026 (the “2026 Notes” and together with the 2025 Notes, the “Notes”) outstanding. We may also borrow up to $75 million under our loan and security agreement with Western Alliance Bank, as administrative agent and collateral agent for the lenders, and the banks and other financial institutions or entities from time-to-time party thereto as lenders (the “2021 Loan Agreement”). The significant amount of indebtedness we carry and may carry in the future could limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements, stock repurchases or other purposes.

Our outstanding indebtedness may also increase our vulnerability to adverse economic, market and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business operations or to our industry overall, and place us at a disadvantage in relation to our competitors that have lower debt levels. Our ability to refinance or repay at maturity our indebtedness will depend on the capital markets and our financial condition at such time and we ultimately may not be able to do so on desirable terms or at all, which could result in a default on our debt obligations. Any or all of the above events and/or factors could have an adverse effect on our results of operations and financial condition.

Covenants in our loan agreement governing our revolving line of credit may restrict our operations, and our failure to comply with these covenants may adversely affect our business, results of operations and financial condition.

The 2021 Loan Agreement is secured by a security interest on substantially all of our assets and contains various restrictive covenants, including restrictions on our ability to dispose of our assets, merge with or acquire other entities, incur other indebtedness, make investments and engage in transactions with our affiliates. The 2021 Loan Agreement also contains certain financial covenants. Our ability to meet these restrictive and financial covenants can be affected by events beyond our control. The 2021 Loan Agreement provides that our breach or failure to satisfy certain covenants constitutes an event of default thereunder. Upon the occurrence of an event of default, the lender under the 2021 Loan Agreement could elect to declare any future amounts outstanding under the 2021 Loan Agreement to be immediately due and payable, exercise the remedies of a secured party in respect of the security interest on substantially all of our assets and terminate all commitments to extend further credit under that facility. If we are unable to repay those amounts, our financial condition could be adversely affected.

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

Our directors, executive officers and significant stockholders beneficially own approximately 14.5 million shares of our common stock, which represents approximately 50% of our outstanding shares as of December 31, 2022. In addition, approximately 10.1 million shares of our common stock are reserved for issuance upon the exercise of stock options, the vesting of restricted stock, shares purchased through the TechTarget, Inc. 2022 Employee Stock Purchase Plan (the “ESPP”) and upon conversion of our Notes. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline substantially.

A limited number of stockholders have the ability to significantly influence the outcome of director elections and other matters requiring stockholder approval.

Our directors, executive officers and significant stockholders beneficially own approximately 50% of our outstanding common stock as of December 31, 2022. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the election of directors, the amendment of our certificate of incorporation and bylaws and the approval of mergers or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by other stockholders.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2022, we are leasing approximately 68,000 square feet of office space for our global headquarters in Newton, Massachusetts, through December 31, 2029. The Company has an option to extend the term for an additional five-year period subject to certain terms and conditions. Additionally, we have smaller leased offices throughout North America, Europe, Asia and Australia.

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

Holders

As of February 24, 2023, according to our transfer agent’s records there were 60 common stockholders of record.

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

Stock Performance Graph

The following graph compares the cumulative total return to stockholders of our common stock for the period from December 31, 2017 to December 31, 2022, to the cumulative total return of the Russell 2000 Index and the S&P 500 Media Industry Index for the same period. This graph assumes investment of $100 on December 31, 2017 in our common stock, the Russell 2000 Index and the S&P 500 Media Industry Index and assumes any dividends are reinvested.

COMPARATIVE STOCK PERFORMANCE

Among TechTarget, Inc.,

the Russell 2000 Index and

the S&P 500 Media Industry Index

	12/17	12/18	12/19	12/20	12/21	12/22
TechTarget Inc.	$100.00	$87.72	$187.50	$424.64	$687.21	$316.52
Russell 2000	$100.00	$88.99	$111.70	$134.00	$153.85	$122.41
S&P 500 Media Industry	$100.00	$92.44	$124.77	$143.88	$144.37	$101.07

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

Purchases of Equity Securities by the Issuer

The following table provides information about purchases by us during the three months ended December 31, 2022 of equity securities that are registered pursuant to Section 12 of the Exchange Act.

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2022 – October 31, 2022	80,760	$63.15	80,760	$13,858,719
November 1, 2022 – November 30, 2022	298,138	$53.04	298,138	$198,038,506
December 1, 2022– December 31, 2022	297,848	$43.39	297,848	$185,108,809
Total	676,746	$50.00	676,746	$185,108,809

(1) In May 2022, we announced that the Board of Directors approved a stock repurchase program (the “May 2022 Repurchase Program”), which authorized management to purchase up to $50.0 million shares of our common stock from time to time on the open market or in privately negotiated transactions with an expiration in May of 2024. The Company exhausted the May 2022 Repurchase Program in November of 2022.

(2) In November 2022, we announced that the Board of Directors approved a repurchase program (the “November 2022 Repurchase Program”), which authorized management to purchase up to $200.0 million shares of our common stock or convertible senior notes from time to time on the open market or in privately negotiated transactions with an expiration in November of 2024.

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

Overview

Background

TechTarget, Inc. (the “Company”, “we”, “us” or “our”) is a global data, software and analytics leader for purchase intent-driven marketing and sales data which delivers business impact for business-to-business (“B2B”) companies. Our solutions enable B2B technology companies to identify, reach, and influence key enterprise technology decision makers faster and with higher efficacy. We offer products and services intended to improve information technology (“IT”) vendors’ abilities to impact highly targeted audiences for business growth using advanced targeting, first-party analytics and data services complemented with customized marketing programs that integrate content creation, demand generation, brand marketing, and other advertising techniques.

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

We had approximately 30.2 million and 29.1 million registered members and users, which we refer to as our “audiences”, as of December 31, 2022 and 2021, respectively. While the size of our audiences does not provide direct insight into our customer numbers or our revenue, we believe the value of the services we sell to our customers is a direct result of the breadth and reach of this content footprint. This footprint creates the opportunity for our clients to gain business leverage by targeting our audiences through customized marketing programs. Likewise, the behavior exhibited by these audiences enables us to provide our customers with data products to improve their marketing and sales efforts. The targeted nature of our audiences enables B2B technology companies to reach a specialized audience efficiently because our content is highly segmented and aligned with the B2B technology companies’ specific products.

Through our ability to identify, reach and influence key decision makers, we have developed a broad customer base and, in 2022, delivered marketing and sales services programs to over 3,400 customers.

Executive Summary

Revenue

Our total revenues for the year ended December 31, 2022 increased approximately $34.1 million, to $297.5 million, or 13% compared with the same period in 2021. We saw increased customer spend across our product suite and we were able to recognize revenues associated with the renewal of acquired customer contracts previously recorded as unearned revenue, as further highlighted in the table below (see “Adjusted Revenue”), each of which contributed to our growth for the year ended December 31, 2022. Revenues from our Priority Engine™ products increased 14% to $69.8 million in 2022, compared to 2021.

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

The following table presents a reconciliation of Adjusted Revenue:

	Years Ended December 31,
	2022	2021
Revenue	$297,488	$263,427
Impact of fair value adjustment on acquired unearned revenue	1,676	11,476
Adjusted revenue	$299,164	$274,903
Revenue percentage change	13%
Adjusted revenue percentage change	9%

Longer-term contracts amounted to 41% of our revenue in 2022, which is up 1% from 40% in 2021. The amount of revenue that we derived from longer-term contracts in 2022 increased by approximately $18.6 million, an increase of 18% compared to the amount that we recognized in 2021.

Gross profit percentage was 74%, 73%, and 75% for the years ended December 31, 2022, 2021 and 2020, respectively. Gross profit increased by $26.8 million for fiscal 2022 as compared to fiscal 2021, mainly due to the increase in revenue compared to the same period a year ago.

Business Trends

The following discussion highlights key trends affecting our business.

•
Macro-economic Conditions and Industry Trends. Because most of our customers are B2B technology companies, the success of our business is intrinsically linked to the health, and subject to the market conditions, of the IT industry. Despite the current uncertainty in the economy, there are several factors indicating positive IT spending over the next few years is likely. We believe there are several IT catalysts such as AI, security, data analytics, and cloud migrations, to name a few. Our growth continues to be driven in large part by the return on the investments we made in our data analytics suite of products, which continues to drive market share gains for us. While we will continue to invest in this growth area, management will also continue to carefully control discretionary spending such as travel and entertainment, and the filling of new and replacement positions, in an effort to maintain profit margins and cash flows. Our business has been and is likely to continue to be impacted by macro-economic conditions. Because our customers are B2B technology companies, the success of our business is intrinsically linked to the health and market conditions of the enterprise technology industry. We have observed the enterprise technology market materially worsen during 2022, with third party data indicating that over 1,000 technology companies, including many of our largest customers, have announced layoffs. The layoffs have resulted in a challenging selling environment where we have seen elongated sales cycles, budget cuts and freezes at many of our customers, which have impacted our near-term outlook. We are seeing our international markets perform worse than our domestic markets. Given the weak macroeconomic conditions, in December 2022, we announced a headcount reduction of approximately 5% of our workforce, which is expected to be completed in the first quarter of 2023 and result in approximately $7 million in annual savings.
•
Customer Demographics. In the year ended December 31, 2022, revenues from our legacy global customers (a static cohort comprised of our 10 historically largest on premises hardware technology companies), decreased by approximately 2% compared to the prior year. Revenues from our remaining customers increased 11% from the prior year. The metric measures the year-over-year increase in GAAP revenue from this cohort of customers and is calculated by dividing the GAAP revenue from this cohort of customers for the current year by the GAAP revenue from this cohort of customers for the prior year. We use this information to monitor customer concentration trends within the Company, which we deem an important metric for evaluating revenue diversification.

Our key strategic initiatives include:

•
Geographic – During 2022, approximately 36% of our revenues were derived from international campaigns. We continue to focus on growing our international footprint. We expect that during 2023, international revenue will decline (additionally it will represent a smaller portion of our overall revenue) due to the macroeconomic uncertainties being experienced internationally.
•
Product –Purchase intent data continues to drive our product road strategy. During 2023, we intend to improve upon our sales use case by revamping our sales alerts and ROI dashboard features among other strategic objectives (including expanding our saleforce.com connecter functionality).

Sources of Revenues

Revenues for the twelve-month periods ended December 31, 2022, 2021 and 2020 by geo-target were as follows (in thousands):

	Twelve Months Ended December 31,
			2022 vs.		2021 vs.
			2021		2020
	2022	2021	% change	2020	% change
Revenue
North America	$189,897	$162,360	17%	$90,919	79%
International	107,591	101,067	6%	57,457	76%
Total Revenues	$297,488	$263,427	13%	$148,376	78%

We sell customized marketing programs to B2B technology companies targeting a specific audience within a particular enterprise technology or business sector or sub-sector. We maintain multiple points of contact with our customers to provide support throughout their organizations and their customers’ IT sales cycles. As a result, our customers often run multiple advertising programs with us in order to target their desired audience of enterprise technology and business professionals more effectively. There are multiple factors that can impact our customers’ marketing and advertising objectives and spending with us, including but not limited to, IT product launches, increases or decreases to their advertising budgets, the timing of key industry marketing events, responses to competitor activities and efforts to address specific marketing objectives such as creating brand awareness or generating sales leads. Our products and services are generally delivered under short-term contracts that run for the length of a given program, typically less than nine months. In the quarter ended December 31, 2022 approximately 40% of our revenues were from longer-term contracts.

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

•
IT Deal Alert™. A suite of data, software and services for B2B technology companies that leverages the detailed purchase intent data we collect on enterprise technology organizations and professionals researching IT purchases via our network of websites and our webinar community platform. Through our proprietary data-capture and scoring methodologies, we use this insight to help our customers identify and prioritize accounts and contacts whose content consumption and online research activities around specific enterprise technology topics indicate they are “in-market” for a particular B2B technology product or service. The suite of products and services includes Priority Engine™ and Qualified Sales Opportunities™. Priority Engine™ is a subscription service powered by our Activity Intelligence™ platform, which integrates with CRM and MAPs including Salesforce.com, Marketo, Hubspot, Eloqua, Pardot, and Integrate. The service delivers lead generation workflow solutions designed to enable marketers and salesforces to identify and prioritize accounts and individuals actively researching new technology purchases or upgrades, and then to engage those active prospects. Qualified Sales Opportunities™ is a product that profiles specific in-progress purchase projects via surveys and interviews with business technology professionals whose research activity and content consumption is indicative of a pending technology purchase. Qualified Sales Opportunities™ include information on project scope, purchase criteria and vendors considered.

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
•
Brand Solutions. Our suite of brand solutions provide B2B technology companies with direct exposure to targeted audiences of enterprise technology and business professionals actively researching information related to their products and services. We leverage our Activity Intelligence™ platform to enable significant segmentation and behavioral targeting of audiences to improve the relevancy of digital ads to researcher needs. Branding solutions include on-network banner advertising and digital sponsorships, off-network banner targeting, and microsites and related formats.
•
Custom Content Creation. We deliver market insights and guidance to B2B technology companies through our Enterprise Strategy Group annual research and advisory subscription programs, custom market research services, and consulting engagements. In addition, Enterprise Strategy Group experts author custom content products including technical and economic validations, white papers, infographics, videos and webinars. This content is leveraged by B2B technology marketers to support product launches, enable demand-generation campaigns, and to establish overall thought leadership. We also create white papers, case studies, webcasts or videos to our customers’ specifications. These customized content assets are then promoted to our audience within both demand solutions and brand solutions programs. Additionally, we offer off-the-shelf editorial sponsorship products on topics aligned to customer markets, enabling them to engage and generate demand via packaged content created by our editorial staff to educate technology researchers on new technology trends and feature options.
•
BrightTALK platform. Allows our customers to create, host and promote webinars, virtual events and video content. Customers create their own hosted Channels on the platform where they schedule both live and on-demand webinars for promotion to BrightTALK’s community of in-market accounts and individuals. The BrightTALK Channel also enables customers to self-administer lead generation campaigns, set up workflow integrations between the Channel and their CRM and MAP systems, and access reporting detailing the size and growth of their community of subscribers over time. Customers may also create an off-network embedded Channel page on their own corporate website featuring content in their BrightTALK Channel, as well as an embedded BrightTALK registration form that captures and converts interested individuals to marketing leads.

Cost of Revenues, Operating Expenses and Other

Expenses consist of cost of revenues, selling and marketing, product development, general and administrative, depreciation, amortization, and interest and other expense, net. Personnel-related costs are a significant component of each of these expense categories except for depreciation, amortization and interest and other expense, net.

Cost of Revenues. Cost of revenues consists primarily of salaries and related personnel costs; member acquisition expenses (primarily keyword purchases from leading internet search sites); lead generation expenses; freelance writer expenses; website hosting costs; vendor expenses associated with the delivery of webcast, podcast, videocast and similar content and other offerings; stock-based compensation expenses; facility expenses and other related overhead.

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

Restructuring Cost for Reduction in Force. Restructuring cost for reduction in force consists of costs related to our December, 2022 reduction in force, mainly labor, stock compensation, and related benefits.

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

Interest and Other Expense, Net. Interest expense, net consists primarily of interest costs (offset in part by interest income), inducement expense and the related amortization of deferred issuance costs on our Notes and amounts borrowed under our current and our prior loan agreements and amortization of premiums on our investments, less any interest income earned on cash, cash equivalents and short-term investments. We historically have invested our cash in money market accounts, municipal bonds, government agency bonds, U.S. Treasury securities, and corporate bonds. Other expense consists primarily of non-operating gains or losses, primarily related to realized and unrealized foreign currency gains and losses on trade assets and liabilities.

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

Revenue Recognition

We generate substantially all of our revenues from the sale of targeted marketing and advertising campaigns, which we deliver via our network of websites, event channels and data analytics solutions (see “Product and Service Offerings” above). We recognize revenue when performance obligations are satisfied by transferring promised goods and services to customers in an amount the Company expects to receive in exchange for those goods or services. The Company enters into contracts that can include various combinations of its offerings which are generally capable of being distinct and accounted for as a separate performance obligation. When performance obligations are combined into a single contract, we utilize stand-alone selling price (“SSP") to allocate the transaction price among the performance obligations. Our estimates of SSP for each performance obligation require judgment that considers multiple factors such as historical pricing trends and pricing practices within different geographies.

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

Changes in judgments regarding these assumptions could impact the timing of revenue recognition.

Long-Lived Assets

Our long-lived assets consist primarily of property and equipment, capitalized software, goodwill, and other intangible assets. Goodwill and other intangible assets have arisen from our acquisitions. The amount assigned to intangible assets is subjective and based on our estimates of the future benefit of the intangible assets using accepted valuation techniques, such as discounted cash flow. Our long-lived assets, other than goodwill, are amortized over their estimated useful lives, which we determine based on the consideration of several factors including the period of time the asset is expected to remain in service. Intangible assets are amortized over their estimated useful lives, which range from eighteen months to nineteen years, using methods of amortization that are expected to reflect the estimated pattern of economic use. The carrying amounts of our acquired intangible assets are periodically reviewed for impairment whenever events or changes in circumstances indicate the assets may not be recoverable or their useful life is shorter than originally estimated. Consistent with our determination that we have only one reporting segment, we have determined that there is only one reporting unit and test goodwill for impairment at the entity level. We evaluate the carrying value and remaining useful lives of long-lived assets, other than goodwill, whenever indicators of impairment are present. We evaluate the carrying value of goodwill annually using the two-step process required by Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other (“ASC 350”). The first step of the impairment test is to identify potential impairment by comparing the reporting unit’s fair value with its net book value (or carrying amount), including goodwill. The fair value is estimated based on a market value approach. If the fair value of the reporting unit exceeds it carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is not performed. Whenever indicators of impairment are present, we would perform the second step and compare the implied fair value of the reporting unit’s goodwill, as defined by ASC 350, to it carrying value to determine the amount of the impairment loss, if any. As of December 31, 2022, there were no indications of impairment based on our analysis, and our estimated fair value exceeded our carrying value by a significant margin.

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

Employee Stock Purchase Plan

In April 2022, the Company’s board of directors adopted the TechTarget, Inc. 2022 Employee Stock Purchase Plan (the “ESPP”), which was approved by the stockholders of the Company at the 2022 Annual Meeting of Stockholders and became effective June 7, 2022. On June 7, 2022, 600,000 shares of the Company’s common stock were reserved for issuance under the ESPP. After the initial offering period of three months, which commenced September 1, 2022, eligible employees are offered shares of common stock over a twelve-month offering period, which consists of two consecutive six-month purchase periods. Employees may purchase a limited amount (up to $25,000) of shares of the Company’s common stock under the ESPP at a discount of up to 15% of the lesser of the market value of the common stock at either (a) the beginning of the six-month purchase period during which the shares of common stock are purchased or (b) the end of such six-month purchase period. As of December 31, 2022, 590,857 shares of common stock remain available for issuance under the ESPP.

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

	Years Ended December 31,
	2022	2021	2020
Expected volatility	44%	44%	40%
Expected term	6 years	6 years	6 years
Risk-free interest rate	2.69%	0.82%	0.34%
Expected dividend yield	—%	—%	—%
Weighted-average grant date fair value per share	$33.99	$27.98	$11.29

The expected volatility of options granted in 2022, 2021, and 2020 was determined using a weighted average of the historical volatility of our stock for a period equal to the expected life of the option. The risk-free interest rate is based on a zero-coupon U.S. treasury instrument whose term is consistent with the expected life of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. We applied an estimated annual forfeiture rate based on historical averages in determining the expense recorded in each period.

Internal-Use Software and Website Development Costs

We capitalize costs of materials, consultants and compensation and related expenses of employees who devote time to the development of internal-use software and website applications. We begin to capitalize our costs to develop software and website applications when planning stage efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed, and the software will be used as intended. Our judgment is required in determining the point at which various projects enter the state at which costs may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized, which is generally three years. To the extent that we change the manner in which we develop and test new features and functionalities related to our internal use software and websites, assess the ongoing value of capitalized assets or determine the estimated useful lives over which the costs are amortized, the amount of internal use software and website development costs we capitalize and amortize in future periods would be impacted. We review capitalized internal-use software and website development costs for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We would recognize an impairment loss only if the carrying amount of the asset is not recoverable and exceeds its fair value. There were no impairments to internal-use software and website developments costs during the years ended December 31, 2022, 2021 or 2020. We capitalized internal-use software and website development costs of $12.9 million, $11.5 million, and $6.1 million for the years ended December 31, 2022, 2021, and 2020, respectively.

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

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Years Ended December 31,
	2022		2021		2020
	($ in thousands)
Revenues:	$297,488	100%	$263,427	100%	$148,376	100%
Total cost of revenues	75,740	25	68,153	26	37,344	25
Amortization of acquired technology	2,748	1	3,055	1	—	—
Gross profit	219,000	74	192,219	73	111,032	75
Operating expenses:
Selling and marketing	100,800	34	95,757	36	55,455	37
Product development	12,348	4	11,639	4	7,827	5
General and administrative	31,882	11	34,975	13	18,983	13
Restructuring cost for a reduction in force	4,435	1	—	—	—	—
Depreciation	7,218	2	5,634	2	4,809	3
Amortization	5,624	2	9,860	4	1,137	1
Total operating expenses	162,307	55	157,865	60	88,211	59
Operating income	56,693	19	34,354	13	22,821	16
Interest and other (expense), net	861	0	(23,275)	(9)	(317)	(0)
Income before provision for income taxes	57,554	19	11,079	4	22,504	16
Provision for income taxes	15,945	5	10,130	4	5,436	4
Net income	$41,609	14%	$949	0%	$17,068	12%

Comparison of Fiscal Years Ended December 31, 2022 and 2021

Revenues

	Years Ended December 31,
	2022	2021	Increase	Percent Change
	($ in thousands)
Total revenues	$297,488	$263,427	$34,061	13%

Revenues for the year ended December 31, 2022 (“fiscal 2022”) increased by $34.1 million, or 13%, over the year ended December 31, 2021 (“fiscal 2021”), primarily due to the following:

•
Our existing customers revenue increased $8.5 million primarily due to a $9.8 million increase in revenue recognized with the renewal of acquired customer contracts.
•
Addition of new customers during fiscal 2022. Our customer count expanded to approximately 3,400 from approximately 2,800, an increase of approximately 20%, resulting in increased revenues of approximately $25.6 million.

Cost of Revenues and Gross Profit

	Years Ended December 31,
	2022	2021	Increase (Decrease)	Percent Change
	($ in thousands)
Cost of revenues	$75,740	$68,153	$7,587	11%
Amortization of acquired technology	2,748	3,055	(307)	(10)%
Total cost of revenues	$78,488	$71,208	$7,280	10%
Gross profit	$219,000	$192,219	$26,781	14%
Gross profit percentage	74%	73%

Cost of Revenues. Cost of revenues for fiscal 2022 increased by $7.3 million, or 10%, as compared to fiscal 2021 primarily due to the following:

•
$0.8 million increase in stock compensation;
•
$2.6 million increase related to labor, benefits and related costs; and
•
$3.2 million increase in variable costs attributable to contracted services costs and other costs related to fulfilling campaigns.

Gross Profit. Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. Gross profit percentage was 74% for fiscal 2022 compared to 73% for fiscal 2021. The increase was primarily due to the increase in revenue over the prior year and the decrease in the amortization of acquired technology.

Operating Expenses and Other

	Years Ended December 31,
	2022	2021	Increase (Decrease)	Percent Change
	($ in thousands)
Operating expenses:
Selling and marketing	$100,800	$95,757	$5,043	5%
Product development	12,348	11,639	709	6
General and administrative	31,882	34,975	(3,093)	(9)
Restructuring cost for a reduction in force	4,435	—	4,435	—
Depreciation	7,218	5,634	1,584	28
Amortization	5,624	9,860	(4,236)	(43)
Total operating expenses	$162,307	$157,865	$4,442	3%
Interest and other expense (income), net	$(861)	$23,275	$(24,136)	(104)%
Provision for income taxes	$15,945	$10,130	$5,815	57%

Selling and Marketing. Sales and marketing costs increased by $5.0 million for fiscal 2022 as compared to fiscal 2021, primarily due to a $5.2 million increase in stock-based compensation expenses.

Product Development. Product development costs increased by $0.7 million in fiscal 2022 as compared to fiscal 2021, primarily due to higher contracted services and recruiting costs.

General and Administrative. General and administrative costs decreased by $3.1 million in fiscal 2022 as compared to fiscal 2021, primarily due to a $3.3 million decrease in stock-based compensation costs and a $1.3 million decrease in pay related expenses, offset by a $1.3 million increase in bad debt expense and increased other costs.

Restructuring cost for reduction in force. Restructuring cost for reduction in force consists of costs related to our December, 2022 reduction in force, mainly labor, stock compensation and related benefits.

Depreciation. Depreciation expense in fiscal 2022 increased by $1.6 million as compared to fiscal 2021, primarily due to increased capitalized software expenditures.

Amortization. Amortization expense in fiscal 2022 decreased by $4.2 million as compared to fiscal 2021, primarily due to a decrease in fair value of contingent consideration.

Interest and Other Expense (income), Net. Interest and other expense (income), net in fiscal 2022 decreased by $24.1 million as compared to fiscal 2021, primarily due to a $3.4 million increase in net interest income offset by a decrease in inducement expense of $21.2 million incurred in connection with the retirement of approximately $149.9 million aggregate principal amount of our 2025 Notes (the “Inducement Expense”).

Provision for Income Taxes. Our effective tax rate was 27.7% and 91.0% for the years ended December 31, 2022 and 2021, respectively. The lower rate in 2022 as compared to 2021 was primarily due to decrease in nondeductible inducement expense and UK tax rate change. The effective tax rate differs from the statutory rate primarily due to permanent differences of non-deductible expenses, excess tax deductions from stock-based compensation, state income taxes, and foreign income taxes.

Comparison of Fiscal Years Ended December 31, 2021 and 2020

Revenues

	Years Ended December 31,
	2021	2020	Increase	Percent Change
	($ in thousands)
Total revenues	$263,427	$148,376	$115,051	78%

Revenues for the year ended December 31, 2021 (“fiscal 2021”) increased by $115.1 million, or 78%, over the year ended December 31, 2020 (“fiscal 2020”), primarily due to the following:

•
Our existing customers increased spending by approximately $37 million.
•
Addition of new customers during fiscal 2021. Our customer count expanded to approximately 2,800 from approximately 1,590, an increase of approximately 75%, resulting in increased revenues of approximately $28 million.
•
$50.0 million of revenue related to Bright TALK, which we acquired in December 2020.

Cost of Revenues and Gross Profit

	Years Ended December 31,
	2021	2020	Increase	Percent Change
	($ in thousands)
Cost of revenues	$68,153	$37,344	$30,809	83%
Amortization of acquired technology	3,055	—	3,055	—
Total cost of revenues	$71,208	$37,344	$33,864	91%
Gross profit	$192,219	$111,032	$81,187	73%
Gross profit percentage	73%	75%

Cost of Revenues. Cost of revenues for fiscal 2021 increased by $33.9 million, or 91%, as compared to fiscal 2020 primarily due to the following:

•
$1.7 million increase in stock compensation;
•
$3.1 million increase in amortization of intangible assets (acquired technology) in connection with recently acquired businesses;
•
$5.0 million increase in variable costs attributable to contracted services costs related to fulfilling campaigns; and
•
$24.1 million increase attributable to recently acquired businesses.

Gross Profit. Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. Gross profit percentage was 73% for fiscal 2021 compared to 75% for fiscal 2020. The decrease was primarily due to lower gross profit from recently acquired businesses resulting from purchase accounting adjustments to acquired deferred revenue. Had we recognized revenue based on the historical carrying value of the acquired unearned revenue, our gross profit would have been approximately 74%.

Operating Expenses and Other

	Years Ended December 31,
	2021	2020	Increase	Percent Change
	($ in thousands)
Operating expenses:
Selling and marketing	$95,757	$55,455	$40,302	73%
Product development	11,639	7,827	3,812	49
General and administrative	34,975	18,983	15,992	84
Depreciation	5,634	4,809	825	17
Amortization	9,860	1,137	8,723	767
Total operating expenses	$157,865	$88,211	$69,654	79%
Interest and other expense, net	$23,275	$317	$22,958	7242%
Provision for income taxes	$10,130	$5,436	$4,694	86%

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

Interest and Other Expense, Net. Interest and other expense, net in fiscal 2021 increased by $23.0 million as compared to fiscal 2020, primarily due to the increase in inducement expense of $21.2 million incurred in connection with the Inducement Expense.

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

Impact of Acquisitions

The comparability of our operating results for the years ended December 31, 2021 was impacted by our acquisitions, including the acquisition of BrightTALK Limited in December 2020.

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

Liquidity and Capital Resources

Resources

Our cash and investments at December 31, 2022 totaled $364.7 million, a $17.0 million decrease from December 31, 2021, primarily driven by cash utilized in investing and financing activities, primarily our purchase of treasury shares under stock buyback programs during 2022, offset in part by cash generated from our operations. We believe that our existing cash and investments, and our cash flow from operating activities will be sufficient to meet our anticipated cash needs for the next 12 months and beyond. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion internationally, future acquisitions we might undertake and any expansion into complementary businesses. To the extent that our cash and investments and cash flow from operating activities are insufficient to fund our future activities, we may raise additional funds through additional bank credit arrangements or public or private equity or debt financings. We may also raise additional funds in the event we determine in the future to effect one or more additional acquisitions of businesses.

	As of December 31,
	2022	2021	2020
Cash, cash equivalents and investments	$364,733	$381,699	$82,700
Accounts receivable, net	$60,359	$51,095	$40,183

Cash, Cash Equivalents and Investments

Our cash, cash equivalents and investments at December 31, 2022 were held for working capital purposes and were invested primarily in pooled bond funds. We do not enter into investments for trading or speculative purposes.

Accounts Receivable, Net

Our accounts receivable balance fluctuates from period to period, which affects our cash flows from operating activities. The fluctuations vary depending on the timing of our service delivery and billing activity, cash collections, and changes to our allowance for doubtful accounts. We use days sales outstanding (“DSO”) as a measurement of the quality and status of our receivables. We define DSO as net accounts receivable at quarter end divided by total revenues for the applicable period, multiplied by the number of days in the applicable period. DSO was 76 days at December 31, 2022, 60 days at December 31, 2021 and 57 days at December 31, 2020. The net accounts receivable days for 2020 exclude our December 2020 acquisitions. The change in DSO year over year is primarily due to the timing of payments from all classes of customers.

Cash Flows

	Years Ended December 31,
	2022	2021	2020
	(in thousands)
Net cash provided by operating activities	$90,702	$81,699	$52,453
Net cash used in investing activities	$(14,450)	$(56,984)	$(175,747)
Net cash provided by (used in) financing activities	$(92,958)	$254,459	$153,366

Operating Activities

Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, the provision for bad debt, stock-based compensation, deferred income taxes, and the effect of changes in working capital and other activities.

The increase in cash provided by operating activities in fiscal 2022 compared to fiscal 2021 was primarily the result of increases in net income of $40.7 million, increases in non-cash stock compensation of $5.0 million, a $2.1 million decrease in depreciation and amortization expense, a $21.2 million decrease in induced conversion expense and a decrease of $13.3 million due to changes in operating assets, liabilities, and non-cash expenses, primarily driven by a $17.1 million decrease in contract liabilities offset by a $9.3 million increase in accrued expenses and other current liabilities.

The increase in cash provided by operating activities in fiscal 2021 compared to fiscal 2020 was primarily the result of increases in non-cash stock compensation of $21.7 million, a $13.5 million increase in depreciation and amortization expense, a $21.2 million increase in induced conversion expense and changes in operating assets and liabilities, primarily driven by a $13.8 million decrease in accrued expenses and related liabilities.

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

Investing Activities

Cash used in investing activities in the year ended December 31, 2022 was $14.5 million; which consisted of $14.0 million for the purchase of property and equipment and other capitalized assets, primarily made up of computer equipment and related software and internal-use development costs and $0.4 million for the acquisition of certain investment holdings.

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

Capital Expenditures. We have made capital expenditures primarily for computer equipment and related software needed to host our websites, internal-use software development costs, as well as for leasehold improvements and other general purposes to support our growth. Our capital expenditures totaled $14.0 million, $12.6 million, and $6.7 million for the years ended December 31, 2022, 2021, and 2020, respectively. A majority of our capital expenditures in 2022, 2021, and 2020 were internal-use software and website development costs and, to a lesser extent, computer equipment and related software.

We anticipate that we will spend approximately $15 million in capital expenditures in 2023, primarily for internal-use software and website development costs and computer equipment and related software. We are not currently party to any purchase contracts related to future capital expenditures. We believe we can fund these future additions through cash generated from operations.

Financing Activities

We utilized $79 million, $0 million, and $14.8 million for repurchase of shares under our stock repurchase programs in 2022, 2021, and 2020, respectively, as well as $9.4 million, $0.4 million, and $3.5 million related to tax withholdings on net share settlements in 2022, 2021, and 2020, respectively. During 2022 and 2021, respectively, we paid earnout liabilities of $5.2 million and $1.1 million. No earnout liabilities were paid out in 2020.

During 2021, we received net proceeds from our 2026 Notes offering of approximately $414 million, offset by $147 million used for repurchase and conversion of a portion of the outstanding 2025 Notes.

Common Stock Repurchase Programs

On November 7, 2018, we announced a stock repurchase program (the “November 2018 Stock Repurchase Program”) whereby we were authorized to repurchase up to an aggregate amount of $25.0 million of the shares of our common stock from time to time on the open market or in privately negotiated transactions at prices and in a manner that may be determined by management. We repurchased 736,760 shares at an aggregate purchase price of $14.8 million at an average share price of $20.10 during the year ended December 31, 2020, under the November 2018 Stock Repurchase Program. We terminated the November 2018 Stock Repurchase Program in May 2020.

In May 2020, we announced that our board of directors had authorized a $25.0 million stock repurchase program (the “May 2020 Repurchase Program”) whereby we were authorized to repurchase shares of our common stock from time to time on the open market or in privately negotiated transactions at prices and in the manner determined by management. We repurchased 206,114 shares at an aggregate purchase price of $14.2 million at an average share price of $68.82 under the May 2020 Repurchase Program during 2022.

No amounts were repurchased under this program during 2021. The May 2020 Repurchase Program expired on May 1, 2022, with $10.8 million in authorized remaining capacity.

In May 2022, we announced that our board of directors had authorized a stock repurchase program (the “May 2022 Repurchase Program”) whereby we were authorized to repurchase shares of our common stock having an aggregate purchase prices of up to $50.0 million from time to time on the open market or in privately negotiated transactions at prices and in the manner determined by management. During the year ended December 31, 2022, we repurchased 836,329 shares for an aggregate purchase price of $50.0 million at an average share price of $59.77 under the May 2022 Repurchase Program. As of December 31, 2022, no amounts remained available under the May 2022 Repurchase Program.

In November 2022, we announced that our board of directors had authorized a new repurchase program (the “November 2022 Repurchase Program”) whereby we are authorized to repurchase shares of our common stock and convertible senior notes having an aggregate purchase price of up to $200.0 million from time to time on the open market or in privately negotiated transactions at prices and in the manner determined by management over the next two years. During the year ended December 31, 2022, we repurchased 341,783 shares for an aggregate purchase price of $14.9 million at an average share price of $43.55 under the November 2022 Repurchase Program. We did not repurchase any convertible senior notes during the year ended December 31, 2022. As of December 31, 2022, $185.1 million remained available under the November 2022 Repurchase Program.

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

The 2026 Notes have an initial conversion rate of 7.6043 shares of common stock per $1,000 principal amount of 2026 Notes. This represents an initial effective conversion price of approximately $131.50 per share of common stock and 3,148,180 shares issuable upon conversion. Throughout the term of the 2026 Notes, the conversion rate may be adjusted upon the occurrence of certain events. As of December 31, 2022, no such adjustment has occurred. Holders of the 2026 Notes will not receive any cash payment representing accrued and unpaid interest, if any, upon conversion of a 2026 Note.

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

The 2025 Notes have an initial conversion rate of 14.1977 shares of common stock per $1,000 principal amount of the Notes. This represents an initial effective conversion price of approximately $70.43 per share of common stock and 2,857,447 shares issuable upon conversion of the full aggregate principal amount of the 2025 Notes. Throughout the term of the 2025 Notes, the conversion rate may be adjusted upon the occurrence of certain events. As of December 31, 2022, no such adjustment has occurred. Holders of the 2025 Notes will not receive any cash payment representing accrued and unpaid interest, if any, upon conversion of a Note, except in limited circumstances. Accrued but unpaid interest will be deemed to be paid by cash, shares of our common stock or a combination of cash and shares of our common stock paid or delivered, as the case may be, to the holder upon conversion of the Notes.

After the induced conversion of $149.9 million aggregate principal amount of the 2025 Notes in December 2021, approximately $51 million of aggregate principal of 2025 Notes remain outstanding. As of December 31, 2022, 729,533 shares were issuable upon conversion of the full aggregate principal amounts of such remaining 2025 Notes.

As of December 31, 2022, our principal contractual commitments consist of obligations under leases for office space and our Convertible Debt. The offices are leased under non-cancelable operating lease agreements that expire through 2029.

See Note 9 to our Consolidated Financial Statements for further information on the Notes and Note 10 to our Consolidated Financial Statements for further information with respect to our operating leases.

Line of Credit

On October 29, 2021, we entered into the 2021 Loan Agreement with Western Alliance Bank. The 2021 Loan Agreement provides for a $75 million revolving credit facility with a $5 million letter-of-credit sublimit and a maturity date of October 29, 2023. The 2021 Loan Agreement is secured by substantially all of our assets. Borrowings under the 2021 Loan Agreement bear interest at a rate equal to one (1) month U.S. LIBOR, plus a spread based upon our leverage (as defined by 2021 Loan Agreement), which may vary between 2.00% and 2.75%. As of December 31, 2022, the interest rate was 7.14%. The 2021 Loan Agreement is subject to various leverage and non-financial covenants. No amounts were outstanding under the 2021 Loan Agreement as of December 31, 2022.

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

Foreign Currency Exchange Risk

We currently have subsidiaries in the United Kingdom, Hong Kong, Australia, Singapore, Germany and France. Approximately 25% of our revenues for the year ended December 31, 2022 were derived from customers with billing addresses outside of the United States and our foreign exchange gains/losses were not significant. Currently, our largest foreign currency exposures are the euro and British pound. We performed a sensitivity analysis on the impact of foreign exchange fluctuations on our operating income, based on our financial results for the year ended December 31, 2022. For the year ended December 31, 2022, we estimate that a 10% unfavorable movement in foreign currency exchange rates would have decreased operating income by less than $450 thousand assuming that all currencies moved in the same direction at the same time and a constant ratio of non-U.S. dollar denominated revenue and expenses to U.S. dollar denominated revenue and expenses. Since a portion of our revenue is deferred revenue that is recorded at different foreign currency exchange rates, the impact to revenue of a change in foreign currency exchange rates is recognized over time, and the impact to expenses is more immediate, as expenses are recognized at the current foreign currency exchange rate in effect at the time the expense is incurred. We currently believe our exposure to foreign currency exchange rate fluctuations is financially immaterial and therefore have not entered into foreign currency hedging transactions.

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

Interest Rate Risk

At December 31, 2022, we had cash and investments totaling $364.7 million. The cash and investments were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income. Our 2025 Notes bear interest at a fixed rate. Our line of credit agreement, which we currently do not have any amounts outstanding, bears interest at LIBOR, or its replacement rate, plus 2.0% to 2.75%.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

TechTarget, Inc.

Newton, Massachusetts

Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of TechTarget, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes to the consolidated financial statements (collectively referred to as the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control —Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Basis for Opinion

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

Revenue Recognition - Refer to Notes 2 and 3 to the Consolidated Financial Statements

Critical Audit Matter Description

The Company derives revenues primarily from the sale of targeted marketing and advertising campaigns. The Company’s product offerings can be sold on a stand-alone basis or together as part of a bundled offering, resulting in multiple performance obligations under ASC 606, Revenue from Contracts with Customers. The allocation of the transaction price to each performance obligation within a campaign and the timing of revenue recognition requires management’s judgment and is susceptible to management override of control.

Given the accounting complexity and the management judgment necessary to identify performance obligations in the campaigns and determine the timing of revenue in campaigns with multiple performance obligations, auditing revenue recognition for such campaigns required a high degree of auditor judgment and an increased extent of effort.

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

/s/ Stowe & Degon, LLC

Westborough, Massachusetts

February 28, 2023

We have served as the Company’s auditor since 2019.

TechTarget, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$344,523	$361,623
Short-term investments	20,210	20,076
Accounts receivable, net of allowance for doubtful accounts of $4,494 and $2,514, respectively	60,359	51,095
Prepaid taxes	—	51
Prepaid expenses and other current assets	5,745	5,266
Total current assets	430,837	438,111
Property and equipment, net	22,507	18,720
Goodwill	192,227	197,073
Intangible assets, net	95,517	110,390
Operating lease assets with right-of-use	20,039	23,339
Deferred tax assets	2,945	474
Other assets	645	893
Total assets	$764,717	$789,000
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,298	$3,783
Current operating lease liabilities	4,099	4,073
Accrued expenses and other current liabilities	10,935	16,638
Accrued compensation expenses	4,643	14,540
Income taxes payable	7,827	474
Contract liabilities	27,086	30,492
Total current liabilities	57,888	70,000
Non-current operating lease liabilities	20,371	24,021
Convertible senior notes	455,694	453,194
Other liabilities	—	2,779
Deferred tax liabilities	13,290	16,249
Total liabilities	547,243	566,243
Commitments and contingencies (See Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 57,919,501 and 57,144,740 shares issued, respectively; 29,023,093 and 29,633,898 shares outstanding, respectively	58	57
Treasury stock, at cost; 28,896,408 and 27,510,842 shares, respectively	(278,876)	(199,796)
Additional paid-in capital	425,458	383,436
Accumulated other comprehensive income (loss)	(9,537)	298
Retained earnings	80,371	38,762
Total stockholders’ equity	217,474	222,757
Total liabilities and stockholders’ equity	$764,717	$789,000

See accompanying Notes to Consolidated Financial Statements.

TechTarget, Inc.

Consolidated Statements of Income and Comprehensive Income (Loss)

(in thousands, except per share data)

	For the Years Ended December 31,
	2022	2021	2020
Revenues:
Total revenues	$297,488	$263,427	$148,376
Cost of revenues:
Cost of revenues(1)	75,740	68,153	37,344
Amortization of acquired technology	2,748	3,055	—
Gross profit	219,000	192,219	111,032
Operating expenses:
Selling and marketing(1)	100,800	95,757	55,455
Product development(1)	12,348	11,639	7,827
General and administrative(1)	31,882	34,975	18,983
Restructuring cost for a reduction in force(1)	4,435	—	—
Depreciation, excluding depreciation of $2,758, $1,901, $991 included in cost of revenues	7,218	5,634	4,809
Amortization	5,624	9,860	1,137
Total operating expenses	162,307	157,865	88,211
Operating income	56,693	34,354	22,821
Interest and other income (expense), net	861	(23,275)	(317)
Income before provision for income taxes	57,554	11,079	22,504
Provision for income taxes	15,945	10,130	5,436
Net income	$41,609	$949	$17,068
Other comprehensive income (loss), net of tax:
Unrealized loss on investments (net of tax provision effect of $64, $3, and $0, respectively)	$(225)	$(11)	$—
Foreign currency translation gain (loss)	(9,610)	(1,302)	1,930
Other comprehensive income (loss)	(9,835)	(1,313)	1,930
Comprehensive income (loss)	$31,774	$(364)	$18,998
Net income per common share:
Basic	$1.41	$0.03	$0.61
Diluted	$1.30	$0.03	$0.61
Weighted average common shares outstanding:
Basic	29,589	28,434	27,855
Diluted	34,072	29,474	28,675

(1)
Amounts include stock-based compensation expense as follows:

Cost of revenues	$2,978	$2,147	$410
Selling and marketing	23,803	18,542	10,560
Product development	1,617	1,729	550
General and administrative	12,814	16,070	5,289
Restructuring cost for a reduction in force	2,295	—	—

See accompanying Notes to Consolidated Financial Statements.

TechTarget, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share data)

	Common Stock		Treasury Stock		Additional	Accumulated Other	Total	Total
	Number of Shares	$0.001 Par Value	Number of Shares	Cost	Paid-In Capital	Comprehensive Income (Loss)	Retained Earnings	Stockholders’ Equity
Balance, December 31, 2019	54,903,824	$55	26,761,305	$(184,972)	$317,675	$(319)	$20,512	$152,951
Issuance of common stock from exercise of options	50,000	1	—	—	550	—	—	551
Issuance of common stock from restricted stock awards	666,844	—	—	—	—	—	—	—
Purchase of common stock through stock buyback	—	—	736,760	(14,824)	—	—	—	(14,824)
Impact of net settlements	12,487	—	12,487	—	(3,539)	—	—	(3,539)
Deferred tax effect from Convertible Debt	—	—	—	—	(10,559)	—	—	(10,559)
Stock-based compensation expense(1)	—	—	—	—	17,869	—	—	17,869
Equity component of convertible senior notes	—	—	—	—	41,059	—	—	41,059
Unrealized gain on foreign currency exchange	—	—	—	—	—	1,930	—	1,930
Net income	—	—	—	—	—	—	17,068	17,068
Balance, December 31, 2020	55,633,155	$56	27,510,552	$(199,796)	$363,055	$1,611	$37,580	$202,506
Reclassification due to the adoption of ASU 2020-06	—	—	—	—	(30,500)	—	233	(30,267)
Issuance of common stock from exercise of options	2,500	—	—	—	16	—	—	16
Issuance of common stock from restricted stock awards	697,606	—	—	—	—	—	—	—
Registration fees	—	—	—	—	(29)	—	—	(29)
Impact of net settlements	290	—	290	—	(370)	—	—	(370)
Issuance of common stock in connection with repurchase, conversion and inducement of convertible senior notes	811,189	1	—	—	19,948	—	—	19,949
Deferred tax effect from Convertible Debt	—	—	—	—	1,031	—	—	1,031
Stock-based compensation expense(1)	—	—	—	—	30,285	—	—	30,285
Unrealized loss on investments	—	—	—	—	—	(11)	—	(11)
Unrealized loss on foreign currency exchange	—	—	—	—	—	(1,302)	—	(1,302)
Net income	—	—	—	—	—	—	949	949
Balance, December 31, 2021	57,144,740	$57	27,510,842	$(199,796)	$383,436	$298	$38,762	$222,757
Issuance of common stock from exercise of options	27,500	—	—	—	391	—	—	391
Issuance of common stock from restricted stock awards	736,778	1	—	—	—	—	—	1
Issuance of common stock from employee stock purchase plan	9,143	—	—	—	355	—	—	355
Purchase of common stock through stock buyback	—	—	1,384,226	(79,080)	—	—	—	(79,080)
Impact of net settlements	1,340	—	1,340	—	(9,418)	—	—	(9,418)
Stock-based compensation expense(1)	—	—	—	—	50,694	—	—	50,694
Unrealized loss on investments	—	—	—	—	—	(225)	—	(225)
Unrealized loss on foreign currency exchange	—	—	—	—	—	(9,610)	—	(9,610)
Net income	—	—	—	—	—	—	41,609	41,609
Balance, December 31, 2022	57,919,501	$58	28,896,408	$(278,876)	$425,458	$(9,537)	$80,371	$217,474

(1) Excludes $1.9 million, $9.1 million, and $0.8 million of accrued compensation expense that has not been issued for the years ended December 31, 2022, 2021, and 2020, respectively.

See accompanying Notes to Consolidated Financial Statements.

TechTarget, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2022	2021	2020
Operating Activities:
Net income	$41,609	$949	$17,068
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,976	7,535	5,800
Amortization	8,372	12,915	1,137
Provision for bad debt	2,239	904	218
Stock-based compensation	43,507	38,550	16,809
Amortization of debt issuance costs	2,500	1,364	47
Deferred tax provision	(4,205)	2,849	(203)
Induced conversion expenses	—	21,229	—
Changes in operating assets and liabilities:
Accounts receivable	(12,463)	(11,820)	97
Operating lease assets with right of use	2,895	1,738	2,757
Prepaid expenses and other current assets	(427)	(1,175)	(260)
Other assets	225	91	850
Accounts payable	(401)	(517)	1,222
Income taxes payable	5,818	1,526	633
Accrued expenses and other current liabilities	1,755	(7,586)	6,213
Accrued compensation expenses	(2,599)	12	322
Operating lease liabilities with right of use	(2,975)	(1,483)	(3,110)
Contract liabilities	(2,345)	14,806	(118)
Other liabilities	(2,779)	(188)	2,971
Net cash provided by operating activities	90,702	81,699	52,453

Investing activities:
Purchases of property and equipment, and other capitalized assets	(14,028)	(12,631)	(6,660)
Purchases of investments	(422)	(20,007)	(111)
Proceeds from sales and maturities of investments	—	—	5,042
Acquisitions of business, net of acquired cash	—	(24,346)	(174,018)
Net cash used in investing activities	(14,450)	(56,984)	(175,747)

Financing activities:
Tax withholdings related to net share settlements	(9,418)	(370)	(3,539)
Purchase of treasury shares and related costs	(79,080)	—	(14,824)
Proceeds from exercise of stock options	391	16	551
Issuance of common stock from ESPP	355	—	—
Registration fees	—	(29)	—
Payment of earnout liabilities	(5,206)	(1,059)	—
Debt issuance costs	—	(10,950)	(12)
Proceeds from the issuance of convertible senior notes	—	414,000	194,940
Payments for repurchase and conversion of convertible senior notes	—	(147,149)	—
Loan Agreement and Term loan principal payment	—	—	(23,750)
Net cash provided by (used in) financing activities	(92,958)	254,459	153,366
Effect of exchange rate changes on cash and cash equivalents	(394)	(167)	57
Net increase (decrease) in cash and cash equivalents	(17,100)	279,007	30,129
Cash and cash equivalents at beginning of period	361,623	82,616	52,487
Cash and cash equivalents at end of period	$344,523	$361,623	$82,616
Supplemental disclosure of cash flow information:
Cash paid for taxes, net	$12,577	$5,477	$4,906
Schedule of non-cash investing and financing activities:
Right of use assets and operating lease liabilities	$740	$2,863	$2,403

See accompanying Notes to Consolidated Financial Statements

TechTarget, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2022, 2021, and 2020

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

The Company’s offerings consist of:

•
IT Deal Alert™. A suite of data, software and services for B2B technology companies that leverages the detailed purchase intent data we collect on enterprise technology organizations and professionals researching IT purchases via our network of websites and our webinar community platform. Through our proprietary data-capture and scoring methodologies, we use this insight to help our customers identify and prioritize accounts and contacts whose content consumption and online research activities around specific enterprise technology topics indicate they are “in-market” for a particular B2B technology product or service. The suite of products and services includes Priority Engine™ and Qualified Sales Opportunities™. Priority Engine™ is a subscription service powered by our Activity Intelligence™ platform, which integrates with customer relationship management (“CRM”) and marketing automation platforms (“MAPs”) including Salesforce.com, Marketo, Hubspot, Eloqua, Pardot, and Integrate. The service delivers lead generation workflow solutions designed to enable marketers and salesforces to identify and prioritize accounts and individuals actively researching new technology purchases or upgrades, and then to engage those active prospects. Qualified Sales Opportunities™ is a product that profiles specific in-progress purchase projects via surveys and interviews with business technology professionals whose research activity and content consumption is indicative of a pending technology purchase. Qualified Sales Opportunities™ include information on project scope, purchase criteria and vendors considered.

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

•
Brand Solutions. Our suite of brand solutions provide B2B technology companies with direct exposure to targeted audiences of enterprise technology and business professionals actively researching information related to their products and services. We leverage our Activity Intelligence™ platform to enable significant segmentation and behavioral targeting of audiences to improve the relevancy of digital ads to researcher needs. Branding solutions include on-network banner advertising and digital sponsorships, off-network banner targeting, and microsites and related formats.

•
Custom Content Creation. We deliver market insights and guidance to B2B technology companies through our Enterprise Strategy Group annual research and advisory subscription programs, custom market research services, and consulting engagements. In addition, Enterprise Strategy Group experts author custom content products including technical and economic validations, white papers, infographics, videos and webinars. This content is leveraged by B2B technology marketers to support product launches, enable demand-generation campaigns, and to establish overall thought leadership. We also create white papers, case studies, webcasts or videos to our customers’ specifications. These customized content assets are then promoted to our audience within both demand solutions and brand solutions programs. Additionally, we offer off-the-shelf editorial sponsorship products on topics aligned to customer markets, enabling them to engage and generate demand via packaged content created by our editorial staff to educate technology researchers on new technology trends and feature options.

•
BrightTALK platform. Allows our customers to create, host and promote webinars, virtual events and video content. Customers create their own hosted Channels on the platform where they schedule both live and on-demand webinars for promotion to BrightTALK’s community of in-market accounts and individuals. The BrightTALK Channel also enables customers to self-administer lead generation campaigns, set up workflow integrations between the Channel and their CRM and MAP systems, and access reporting detailing the size and growth of their community of subscribers over time. Customers may also create an off-network embedded Channel page on their own corporate website featuring content in their BrightTALK Channel, as well as an embedded BrightTALK registration form that captures and converts interested individuals to marketing leads.

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

Goodwill and indefinite-lived intangible assets are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life are amortized over their estimated useful lives, which range from eighteen months to nineteen years, using methods of amortization that are expected to reflect the estimated pattern of economic use, and are reviewed for impairment when events or changes in circumstances suggest that the assets may not be recoverable. Consistent with the Company’s determination that it has a single reporting segment, it has been determined that there is a single reporting unit and goodwill is therefore tested for impairment at the entity level. The Company performs its annual test of impairment of goodwill as of December 31st of each year and whenever events or changes in circumstances suggest that the carrying amount may not be recoverable using the two-step process required by ASC 350, Intangibles – Goodwill and Other (“ASC 350”). The first step of the impairment test is to identify potential impairment by comparing the reporting unit’s fair value with its net book value (or carrying amount), including goodwill. The fair value is estimated based on a market value approach. If the fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is not performed. Whenever indicators of impairment become present, the Company would perform the second step and compare the implied fair value of the reporting unit’s goodwill, as defined by ASC 350, to it carrying value to determine the amount of the impairment loss, if any. As of December 31, 2022, there were no indications of impairment based on the step one analysis, and the Company’s estimated fair value exceeded its goodwill carrying value by a significant margin.

Based on the aforementioned evaluation, the Company believes that, as of the balance sheet date presented, none of the Company’s goodwill or other long-lived assets were impaired. The Company did not have any intangible assets, other than goodwill, with indefinite lives as of December 31, 2022 or 2021.

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

Below is a summary of the changes in the Company’s allowance for doubtful accounts for the years ended December 31, 2022, 2021, and 2020.

	Balance at Beginning of Year	Provision	Write-offs, Net of Recoveries	Balance at End of Year
Year ended December 31, 2020	$1,899	$218	$(363)	$1,754
Year ended December 31, 2021	$1,754	$904	$(144)	$2,514
Year ended December 31, 2022	$2,514	$2,239	$(259)	$4,494

Property and Equipment and Other Capitalized Assets

Property and equipment and other capitalized assets are stated at cost. Property and equipment acquired through acquisitions of businesses are initially recorded at fair value. Depreciation is calculated on the straight-line method based on the month the asset is placed in service over the following estimated useful lives:

Estimated Useful Life
Furniture and fixtures	3 - 10 years
Computer equipment and software	3 years
Internal-use software and website development costs	3 - 5 years
Leasehold improvements	Shorter of useful life or remaining duration of lease

Property and equipment and other capitalized assets consist of the following:

	As of December 31,
	2022	2021
Furniture and fixtures	$1,361	$1,367
Computer equipment and software	5,393	5,267
Leasehold improvements	3,867	3,792
Internal-use software and website development costs	56,340	45,339
	66,961	55,765
Less: accumulated depreciation and amortization	(44,454)	(37,045)
	$22,507	$18,720

Depreciation expense was $10.0 million, $7.5 million, and $5.8 million for the years ended December 31, 2022, 2021, and 2020, respectively. Repairs and maintenance charges that do not increase the useful life of the assets are charged to operations as incurred. The Company wrote off approximately $2.4 million, $1.0 million, and $1.0 million of assets that were no longer in service during 2022, 2021, and 2020, respectively. Depreciation expense is classified as a component of operating expense in the Company’s results of operations with the exception of certain depreciation expense which is classified as a component of cost of goods sold.

Internal-Use Software and Website Development Costs

The Company capitalizes costs incurred during the development of its website applications and infrastructure as well as certain costs relating to internal-use software. The Company begins to capitalize costs to develop software and website applications when planning stage efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed, and the software will be used as intended. Judgment is required in determining the point at which various projects enter the state at which costs may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized, which is generally three years. To the extent that the Company changes the manner in which it develops and tests new features and functionalities related to its websites, assesses the ongoing value of capitalized assets, or determines the estimated useful lives over which the costs are amortized, the amount of website development costs it capitalizes and amortizes in future periods would be impacted. The estimated useful life of costs capitalized is evaluated for each specific project. Capitalized internal-use software and website development costs are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized only if the carrying amount of the asset is not recoverable and exceeds its fair value. The Company capitalized internal-use software and website development costs of $12.9 million, $11.5 million, and $6.1 million for the years ended December 31, 2022, 2021, and 2020, respectively.

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

At December 31, 2022, 2021 and 2020, no customer represented 10% of total accounts receivable. No single customer accounted for 10% or more of total revenues in the years ended December 31, 2022, 2021, or 2020.

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

There were no reclassifications out of accumulated other comprehensive income in the periods ended December 31, 2022, 2021, or 2020.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows:

	For the Years Ended December 31,
	2022	2021	2020
Numerator:
Net income	$41,609	$949	$17,068
Denominator:
Basic:
Weighted average shares of common stock and vested, undelivered restricted stock units outstanding	29,589,000	28,434,213	27,855,888
Diluted:
Weighted average shares of common stock and vested, undelivered restricted stock units outstanding	29,589,000	28,434,213	27,855,888
Effect of potentially dilutive shares	4,483,131	1,039,678	818,659
Total weighted average shares of common stock and vested, undelivered restricted stock units outstanding and potentially dilutive shares	34,072,131	29,473,891	28,674,547
Calculation of Net Income Per Common Share:
Basic:
Net income applicable to common stockholders	$41,609	$949	$17,068
Weighted average shares of stock outstanding	29,589,000	28,434,213	27,855,888
Net income per common share	$1.41	$0.03	$0.61
Diluted:
Net income applicable to common stockholders(1)	$44,173	$949	$17,423
Weighted average shares of stock outstanding	34,072,131	29,473,891	28,674,547
Net income per common share(2)	$1.30	$0.03	$0.61

(1)
For the years ended December 31, 2022 and 2020 respectively, we excluded $2.6 million and $0.4 million of amortization and interest expense relating to our convertible notes when calculating net income for diluted earnings per share. There was no such adjustment in 2021, due to anti-dilutive nature of the add-back.
(2)
In calculating diluted net income per share, 107 thousand shares, 14 thousand shares, and 0 shares related to outstanding stock options and unvested, undelivered restricted stock units which were excluded for the years ended December 31, 2022, 2021, and 2020, respectively, because they were anti-dilutive. Additionally, in calculating diluted net income per share, weighted average shares include 3.9 million shares, 0 shares, and 0.1 million shares related to the if converted basis of our convertible notes for the years ended December 31, 2022, 2021, and 2020, respectively.

Recent Accounting Pronouncements

Recently Adopted Accounting Guidance

In December 2022, the FASB issued No. ASU 2022-06, Reference Rate Reform (Topic 818): Deferral of the Sunset Date of Topic 848, which extends the period of time companies can utilize the reference rate reform relief guidance in Topic 848 to December 31, 2024. The guidance was effective upon issuance and had no material effect on the Company’s consolidated financial statements.

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

Accounting Guidance Not Yet Adopted

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination as if it had originated the contracts. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption is permitted. We will adopt this accounting standard update on January 1, 2023 and will apply the guidance prospectively for future acquisitions.

3. Revenue

Disaggregation of Revenue

The following table depicts the disaggregation of revenue according to categories consistent with how the Company evaluates its financial performance and economic risk. International revenue consists of international geo-targeted campaigns, which are campaigns targeted at an audience of members outside of North America.

	Years Ended December 31,
	2022	2021	2020
North America	$189,897	$162,360	$90,919
International	107,591	101,067	57,457
Total Revenue	$297,488	$263,427	$148,376

	Years Ended December 31,
	2022	2021	2020
Revenue under short-term contracts	$174,040	$158,561	$96,371
Revenue under longer-term contracts	123,448	104,866	52,005
Total	$297,488	$263,427	$148,376

Contract liabilities

Timing may differ between the satisfaction of performance obligations and the invoicing and collection of amounts related to the Company’s contracts with customers. Liabilities are recorded for amounts that are collected in advance of the satisfaction of performance obligations. Contract liabilities on the accompanying Consolidated Balance Sheets were $27.1 million and $30.5 million at December 31, 2022 and December 31, 2021, respectively. Additionally, certain customers may receive credits, which are accounted for as a material right. The Company estimates these amounts based on the expected amount of future services to be provided to customers and allocates a portion of the transaction price to these material rights. The Company recognizes these material rights as the material rights are exercised. The resulting amounts included in contract liabilities on the accompanying Consolidated Balance Sheets were $1.9 million and $2.6 million at December 31, 2022 and December 31, 2021, respectively.

Contract Liabilities
Year-to-Date Activity	(in thousands)
Balance at January 1, 2020	$4,335
Billings	19,769
Revenue Recognized	(8,415)
Balance at December 31, 2020	15,689
Billings	278,230
Revenue Recognized	(263,427)
Balance at December 31, 2021	30,492
Billings	294,082
Revenue Recognized	(297,488)
Balance at December 31,2022	$27,086

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

•
Level 2. Observable inputs other than quoted prices in active markets; and
•
Level 3. Unobservable inputs.

The fair value hierarchy of the Company’s financial assets and liabilities carried at fair value and measured on a recurring basis is as follows:

		Fair Value Measurements at Reporting Date Using
	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments (1)	$20,210	$—	$20,210	$—
Total assets	$20,210	$—	$20,210	$—
Liabilities:
Contingent consideration - current (2)	$2,259	$—	$—	$2,259
Contingent consideration - non-current (2)	—	—	—	—
Total liabilities	$2,259	$—	$—	$2,259

		Fair Value Measurements at Reporting Date Using
	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments (1)	$20,076	$15,000	$5,076	$—
Total assets	$20,076	$15,000	$5,076	$—
Liabilities:
Contingent consideration - current (2)	$5,200	$—	$—	$5,200
Contingent consideration - non-current (2)	2,779	—	—	2,779
Total liabilities	$7,979	$—	$—	$7,979
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

The following table provides a roll-forward of the fair value of the contingent consideration categorized as Level 3 for the year ended December 31, 2022:

Fair Value
Balance as of December 31, 2021	$7,979
Liabilities resulting from acquisitions	—
Payments on contingent liabilities	(5,206)
Amortization of discount on contingent liabilities	50
Remeasurement of contingent liabilities	(564)
Balance as of December 31, 2022	$2,259

Amounts included in accrued expenses and other current liabilities	2,259
Amounts included in Other liabilities	—
Total Contingent Consideration	$2,259

5. Acquisitions

2021 Acquisition

During July 2021, the Company acquired substantially all the assets of Xtelligent Healthcare Media, LLC, a leading healthcare B2B media company focusing on healthcare-related technology for consideration of $24.3 million in cash after deducting $0.7 million for negative working capital and contingent consideration valued at $2.5 million. The earnouts are subject to certain revenue growth targets and the payment is adjusted based on actual results with a maximum payment of $5 million. The transaction was not material to the Company and the costs associated with the acquisition were not material. The Company accounted for the transaction as a business combination. In allocating the purchase consideration based on estimated fair values, the Company recorded $11.4 million of intangible assets and $16.1 million of goodwill. The majority of the goodwill balance associated with this business combination is deductible for U.S. income tax purposes.

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

The following table shows the preliminary purchase price allocation as of the date acquired, and adjustments to December 31, 2022 (in thousands):

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

6. Investments

The Company’s short-term investments are accounted for as available for sale securities. These investments are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive loss, a component of stockholders’ equity, net of tax. The cumulative unrealized loss, net of taxes, was $302 thousand, $14 thousand and $0 as of December 31, 2022, 2021, and 2020, respectively. Realized gains and losses on the sale of these investments are determined using the specific identification method. There were no realized gains or losses in 2022 or 2021. During 2020, we realized a loss of $42 thousand.

Short-term and long-term investments consisted of the following:

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Pooled bond funds	$20,512	$—	$(302)	$20,210
Total short-term investments	$20,512	$—	$(302)	$20,210

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Pooled bond and money market funds	$20,090	$—	$(14)	$20,076
Total short-term investments	$20,090	$—	$(14)	$20,076

7. Goodwill

The changes in the carrying amount of goodwill are as follows:

	As of December 31,
	2022	2021
Balance as of beginning of year	$197,073	$179,118
Effect of exchange rate changes	(4,846)	(563)
Additions	—	18,518
Balance as of end of year	$192,227	$197,073

8. Intangible Assets

The following table summarizes the Company’s intangible assets, net:

		As of December 31, 2022
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	5-19	$82,558	$(16,404)	$66,154
Developed websites, technology and patents	10	31,768	(7,294)	24,474
Trademark, trade name and domain name	5-16	7,391	(2,770)	4,621
Proprietary user information database and internet traffic	5	1,083	(1,083)	—
Non-Compete agreement	1.5-3	600	(332)	268
Total intangible assets		$123,400	$(27,883)	$95,517

		As of December 31, 2021
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	5-19	$85,663	$(11,695)	$73,968
Developed websites, technology and patents	10	34,939	(4,509)	30,430
Trademark, trade name and domain name	5-16	7,913	(2,355)	5,558
Proprietary user information database and internet traffic	5	1,133	(1,133)	—
Non-Compete agreement	1.5-3	600	(166)	434
Total intangible assets		$130,248	$(19,858)	$110,390

Intangible assets are amortized over their estimated useful lives, which range from eighteen months to nineteen years, using methods of amortization that are expected to reflect the estimated pattern of economic use. The remaining amortization expense will be recognized over a weighted average period of approximately 6.5 years. Amortization expense was $8.9 million, $9.2 million and $0.5 million for the years ended December 31, 2022, 2021, and 2020, respectively. Amortization expense is recorded within operating expenses as the intangible assets consist of customer-related assets and website traffic that the Company considers to be in support of selling and marketing activities. The Company did not write-off any intangible assets in 2022, 2021 or 2020.

The Company expects amortization expense of intangible assets to be as follows:

Years Ending December 31:	Amortization Expense
2023	$8,629
2024	8,598
2025	8,560
2026	8,506
2027	8,501
Thereafter	52,723
$95,517

9. Convertible Notes and Loan Agreement

Convertible Notes

In December 2020, the Company issued $201.3 million in aggregate principal amount of convertible senior notes due December 15, 2025 (“2025 Notes”) and in December 2021, the Company issued $414 million of aggregate principal amount of convertible senior notes due December 15, 2026 (“2026 Notes”). Further details are included below:

Issuance	Maturity Date	Interest Rate	First Interest Payment Date	Effective Interest Rate	Semi-Annual Interest Payment Dates	Initial Conversion Rate per $1,000 Principal	Initial Conversion Price	Number of Shares (in millions)
2025 Notes	December 15, 2025	0.125%	June 15, 2021	2.6%	June 15, and December 15	14.1977	$70.43	1.0
2026 Notes	December 15, 2026	0.0%	––	0.0%	––	7.6043	$131.50	4.3

The 2025 Notes and the 2026 Notes (collectively, the “Notes”) are governed by indentures between the Company, as issuer, and U.S. Bank, National Association, as trustee (together, the “Indentures”). The Notes are unsecured and rank senior in right of payment to the Company’s future indebtedness that is expressly subordinated in right of payment to the Notes and equal in right of payment to the Company’s unsecured indebtedness that is not so subordinated.

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

Holders may convert all or a portion of their Notes prior to the close of business on the day immediately preceding their respective free convertibility date described above, in multiples of the $1,000 principal amount, only under the following circumstances:

•
during any calendar quarter commencing after the calendar quarter ending on March 31, 2021 for the 2025 Notes and March 31, 2022 for the 2026 Notes (and only during such calendar quarter), if the last reported sales price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day;

•
during the five business day period after any five consecutive trading day period, or the Notes measurement period, in which the “trading price” (as defined in each Indenture) per $1,000 principal amount of Notes for each trading day of the Notes measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day;

•
if the Company calls any or all of the Notes for redemption, at any time prior to the close of business on September 14, 2025 for the 2025 Notes or September 14, 2026 for the 2026 Notes; or

•
upon the occurrence of specified corporate events.

As of December 31, 2022, the 2026 Notes and 2025 Notes are not convertible.

Whether the 2026 Notes or the 2025 Notes will be convertible in the future prior to the applicable free convertibility date will depend on the satisfaction of conversion conditions contained within each series of Notes. Since the Company may elect to repay the 2026 Notes and the 2025 Notes in cash, shares of our common stock, or a combination of both, the Company has continued to classify the 2026 and the 2025 Notes as long-term debt on its consolidated balance sheet as of December 31, 2022.

The Notes consist of the following as of December 31:

	2022		2021
Liability Component:	2026 Notes	2025 Notes	2026 Notes	2025 Notes
Principal	$414,000	$51,381	$414,000	$51,381
Less: unamortized debt issuance costs	8,673	1,014	10,836	1,351
Net carrying amount	$405,327	$50,367	$403,164	$50,030

The following table sets forth total interest expense recognized related to the Notes:

	Year Ended December 31,
	2022	2021
0.125% Coupon	$64	$240
Amortization of debt discount and transaction costs	2,500	5,364
Induced conversion expense	—	21,229
	$2,564	$26,833

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

	December 31, 2022		December 31, 2021
	Fair Value	Carrying Value	Fair Value	Carrying Value
Convertible senior notes	$361,658	$455,694	$490,513	$453,194

Based on the closing price of our common stock of $44.06 on December 31, 2022, the if-converted value of the 2026 Notes and 2025 Notes was less than their aggregate principal value.

Partial Repurchase and Conversion of the 2025 Notes

On December 15, 2021, the Company used a portion of the proceeds from the issuance of the 2026 Notes, together with 0.8 million shares of its common stock, to repurchase and retire $149.9 million aggregate principal amount of the 2025 Notes, and paid accrued and unpaid interest thereon (the "2025 Notes Repurchase Transaction"). The 2025 Notes Repurchase Transaction was accounted for as an induced conversion in accordance with Accounting Standards Codification 470-20, Debt with Conversion and Other Options (ASC 470-20). The total fair value of the additional consideration to induce the conversion of $21.2 million was recognized as an inducement expense and classified as a component of interest expense in its consolidated statement of income. The remaining cash and common stock consideration issued under the original terms of the 2025 Notes was accounted for under the general conversion accounting guidance where the difference between the carrying amount of the 2025 Notes retired, including unamortized debt issuance cost of $4 million, and the cash consideration paid and the par value of the common stock issued, was recorded in additional paid-in capital.

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

2021 Loan Agreement

On October 29, 2021, the Company entered into a Loan and Security Agreement with Western Alliance Bank, as administrative agent and collateral agent for the lenders, and the banks and other financial institutions or entities from time to time party thereto as lenders (the “2021 Loan Agreement”). The 2021 Loan Agreement provides for a $75 million revolving credit facility with a $5 million letter-of-credit sublimit and a maturity date of October 29, 2023. The 2021 Loan Agreement is secured by substantially all of the Company’s assets. Borrowings under the 2021 Loan Agreement bear interest at a rate equal to one (1) month U.S. LIBOR, plus a spread based upon the Company’s leverage (as defined by 2021 Loan Agreement), which may vary between 2.00% and 2.75%. The 2021 Loan Agreement is subject to various leverage and non-financial covenants. No amounts were outstanding under the 2021 Loan Agreement as of December 31, 2022.

10. Leases and Contingencies

The Company conducts its operations in leased office facilities under various noncancelable operating lease agreements that expire through December 2029.

On October 26, 2017, the Company entered into a Third Amendment (the “Third Amendment”) to the lease agreement for office space in Newton, Massachusetts, dated as of August 4, 2009 (the “Newton Lease”). The Third Amendment extended the lease term to December 31, 2029 and preserves the Company’s option to extend the term for an additional five-year period subject to certain terms and conditions set forth in the Newton Lease. The Third Amendment reduced the rentable space from approximately 110,000 square feet to approximately 74,000 square feet effective January 1, 2018. As of January 1, 2018, base monthly rent under the Third Amendment is $0.3 million. The base rent increases biennially at a rate averaging approximately 1% per year, as of January 1, 2022. The Company remains responsible for certain other costs under the Third Amendment, including operating expense and taxes.

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

As of December 31, 2022 and 2021, operating lease assets were $20.0 million and $23.3 million and operating lease liabilities were $24.5 million and $28.1 million, respectively. The maturities of the Company’s operating lease liabilities as of December 31, 2022 were as follows (in thousands):

Minimum Lease
Years Ending December 31:	Payments
2023	$4,884
2024	4,843
2025	3,899
2026	3,752
2027	3,265
Thereafter	6,665
Total future minimum lease payments	27,308
Less imputed interest	2,838
Total operating lease liabilities	$24,470

Included in the condensed consolidated balance sheet:
Current operating lease liabilities	$4,099
Non-current operating lease liabilities	20,371
Total operating lease liabilities	$24,470

For the years ended December 31, 2022 and 2021, the total lease cost is comprised of the following amounts (in thousands):

	December 31, 2022	December 31, 2021
Operating lease expense	$4,251	$4,540
Short-term lease expense	22	215
Total lease expense	$4,273	$4,755

The following summarizes additional information related to operating leases:

As of
December 31, 2022
Weighted-average years remaining lease term — operating leases	3.7
Weighted-average discount rate — operating leases	3.6%

If the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate as the discount rate. The Company uses its best judgment when determining the incremental borrowing rate, which is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term to the lease payments in a similar currency.

Litigation

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At December 31, 2022 and 2021, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

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

No new awards may be granted under the 2007 Plan; however, the shares of common stock remaining in the 2007 Plan are available for issuance in connection with previously awarded grants under the 2007 Plan. There are 25,000 shares of common stock that remain subject to outstanding stock grants under the 2007 Plan as of December 31, 2022.

In March 2017, the Company’s board of directors approved the 2017 Stock Option and Incentive Plan (the “2017 Plan”), which was approved by the stockholders of the Company at the 2017 Annual Meeting and became effective June 16, 2017. The 2017 Plan replaces the Company’s 2007 Plan. On June 16, 2017, 3,000,000 shares of the Company’s common stock were reserved for issuance under the 2017 Plan and, generally, shares that are forfeited or canceled from awards under the 2017 Plan also will be available for future awards. In April 2021, the stockholders of the Company authorized the issuance of up to an additional 3,800,000 shares of the Company’s common stock under the 2017 Plan. Under the 2017 Plan, the Company may grant restricted stock and restricted stock units, non-qualified stock options, stock appreciation rights, performance awards, and other stock-based and cash-based awards. Grants generally vest in equal tranches over a three-year period. Stock options granted under the 2017 Plan expire no later than ten years after the grant date. Shares of stock issued pursuant to restricted stock awards are restricted in that they are not transferable until they vest. Shares of stock underlying awards of restricted stock units are not issued until the units vest. Non-qualified stock options cannot be exercised until they vest. Under the 2017 Plan, all stock options and stock appreciation rights must be granted with an exercise price that is at least equal to the fair market value of the common stock on the date of grant. The 2017 Plan broadly prohibits the repricing of options and stock appreciation rights without stockholder approval and requires that no dividends or dividend equivalents be paid with respect to options or stock appreciation rights. The 2017 Plan further provides that, in the event any dividends or dividend equivalents are declared with respect to restricted stock, restricted stock units, other stock-based awards and performance awards (referred to as “full-value awards”), such dividends or dividend equivalents would be subject to the same vesting and forfeiture provisions as the underlying award. There are a total of 1,764,799 shares of common stock that remain subject to outstanding stock-based grants under the 2017 Plan as of December 31, 2022. There are a total of 2,319,628 shares of common stock remain available for issuance under the 2017 Plan as of December 31, 2022.

Accounting for Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The Company calculated the fair values of the options granted using the following estimated weighted-average assumptions:

	Years Ended December 31,
	2022	2021	2020
Expected volatility	44%	44%	40%
Expected term	6 years	6 years	6 years
Risk-free interest rate	2.69%	0.82%	0.34%
Expected dividend yield	—%	—%	—%
Weighted-average grant date fair value per share	$33.99	$27.98	$11.29

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

A summary of the stock option activity under the Company’s stock option plans for the year ended December 31, 2022 is presented below:

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2021	125,000	$25.49
Granted	22,500	74.70
Exercised	(27,500)	14.25		$1,117
Forfeited	—	—
Canceled	—	—
Options outstanding at December 31, 2022	120,000	$37.29	6.44	$1,959
Options exercisable at December 31, 2022	97,500	$28.66	5.75	$1,959
Options vested or expected to vest at December 31, 2022	119,276	$37.07	6.42	$1,959

During the years ended December 31, 2022, 2021, and 2020, the total intrinsic value of options exercised (i.e. the difference between the market price of the underlying stock at exercise and the price paid by the employee to exercise the options) was $1.1 million, $0.2 million, and $1.6 million, respectively, and the total amount of cash received by the Company from exercise of these options was $0.4 million, $0 million, and $0.6 million, respectively.

Restricted Stock Unit Awards

Restricted stock unit awards are valued at the market price of a share of the Company’s common stock on the date of the grant. A summary of the restricted stock unit award activity under the Company’s plans for the year ended December 31, 2022 is presented below:

	Shares	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Nonvested outstanding at December 31, 2021	1,609,350	$54.45
Granted	994,380	64.53
Vested	(905,081)	49.89
Forfeited	(55,850)	74.04
Nonvested outstanding at December 31, 2022	1,642,799	$62.40	$72,382

The total grant-date fair value of restricted stock unit awards that vested during the years ended December 31, 2022, 2021, and 2020 was $45.2 million, $23.6 million, and $14.7 million, respectively.

As of December 31, 2022, there was $82.4 million of total unrecognized compensation expense related to stock options and restricted stock units, which is expected to be recognized over a weighted average period of 1.9 years.

Employee Stock Purchase Plan (“ESPP”)

In April 2022, the Company’s board of directors adopted the TechTarget, Inc. 2022 Employee Stock Purchase Plan (the “ESPP”), which was approved by the stockholders of the Company at the 2022 Annual Meeting of Stockholders and became effective June 7, 2022. On June 7, 2022, 600,000 shares of the Company’s common stock were reserved for issuance under the ESPP. After the initial offering period of three months, commencing September 1, 2022, eligible employees will be offered shares of common stock over a twelve-month offering period, which consists of two consecutive six-month purchase periods. Employees may purchase a limited amount (up to $25,000) of shares of the Company’s common stock under the ESPP at a discount of up to 15% of the lesser of the market value of the common stock at either (a) the beginning of the six-month purchase period during which the shares of common stock are purchased or (b) the end of such six-month purchase period. As of December 31, 2022, 590,857 shares of common stock remain available for issuance under the ESPP.

The initial offering period under the ESPP began September 1, 2022 and ran through November 30, 2022. The following table summarizes activity related to the purchase rights issued under the ESPP (in thousands, except share and per share data):

December 31, 2022
Shares issued under the ESPP	9,143
Proceeds from issuance of shares	$355

Valuation Assumptions

The valuation of ESPP purchase rights and the underlying weighted-average assumptions are summarized as follows:

December 31, 2022
ESPP:
Expected term in years	0.44
Risk-free interest rate	4.14%
Expected volatility	45%
Expected dividend yield	—%
Weighted-average fair value per right granted	$13.71

12. Stockholders’ Equity

Common Stock Repurchase Programs

On November 7, 2018, we announced a stock repurchase program (the “November 2018 Stock Repurchase Program”) whereby we were authorized to repurchase up to an aggregate amount of $25.0 million of shares of our common stock from time to time on the open market or in privately negotiated transactions at prices and in a manner that may be determined by management. We repurchased 736,760 shares at an aggregate purchase price of $14.8 million at an average share price of $20.10 during the year ended December 31, 2020, under the November 2018 Stock Repurchase Program. We terminated the November 2018 Stock Repurchase Program in May 2020.

In May 2020, we announced that our board of directors had authorized a $25.0 million stock repurchase program (the “May 2020 Repurchase Program”) whereby we were authorized to repurchase shares of our common stock from time to time on the open market or in privately negotiated transactions at prices and in the manner determined by management. We repurchased 206,114 shares at an aggregate purchase price of $14.2 million at an average share price of $68.82 under the May 2020 Repurchase Program during 2022. No amounts were repurchased under this program during 2021. The May 2020 Repurchase Program expired on May 1, 2022, with $10.8 million in authorized remaining capacity.

In May 2022, we announced that our board of directors had authorized a stock repurchase program (the “May 2022 Repurchase Program”) whereby we were authorized to repurchase shares of our common stock having an aggregate purchase prices of up to $50.0 million from time to time on the open market or in privately negotiated transactions at prices and in the manner determined by management. During the year ended December 31, 2022, we repurchased 836,329 shares for an aggregate purchase price of $50.0 million at an average share price of $59.77 under the May 2022 Repurchase Program. As of December 31, 2022, no amounts remained available under the May 2022 Repurchase Program.

In November 2022, we announced that our board of directors had authorized a new repurchase program (the “November 2022 Repurchase Program”) where we are authorized to repurchase shares of our common stock and convertible senior notes having an aggregate purchase price of up to $200.0 million from time to time on the open market or in privately negotiated transactions at prices and in the manner determined by management over the next two years. During the year ended December 31, 2022, we repurchased 341,783 shares for an aggregate purchase price of $14.9 million at an average share price of $43.55 under the November 2022 Repurchase Program. The Company did not repurchase any convertible senior notes during the year ended December 31, 2022. As of December 31, 2022, $185.1 million remained available under the November 2022 Repurchase Program.

Repurchased shares are recorded under the cost method and are reflected as treasury stock in the accompanying Consolidated Balance Sheets.

Reserved Common Stock

As of December 31, 2022, the Company has reserved (i) 4,109,427 shares of common stock for settlement of outstanding and unexercised options, issuance following vesting of outstanding restricted stock units, and future awards available for grant under the 2007 Plan and 2017 Plan, (ii) 590,857 shares of common stock for use in settling purchases under the ESPP and (iii) and 5,349,987 shares issuable upon conversion of the Notes.

13. Income Taxes

Income before provision for income taxes was as follows:

	Years Ended December 31,
	2022	2021	2020
United States	$52,122	$5,804	$20,271
Foreign	5,432	5,275	2,233
Income before income taxes	$57,554	$11,079	$22,504

The income tax provision consisted of the following:

	Years Ended December 31,
	2022	2021	2020
Current:
Federal	$14,862	$5,587	$4,073
State	3,830	1,407	1,230
Foreign	1,290	263	243
Total current	19,982	7,257	5,546
Deferred:
Federal	(2,752)	(867)	(122)
State	(1,017)	313	2
Foreign	(268)	3,427	10
Total deferred	(4,037)	2,873	(110)
	$15,945	$10,130	$5,436

The income tax provision for the years ended December 31, 2022, 2021 and 2020 differs from the amounts computed by applying the statutory federal income tax rate to consolidated income before provision for income taxes as follows:

	Years Ended December 31,
	2022	2021	2020
Provision computed at statutory rate	$12,086	$2,327	$4,726
Increase resulting from:
Difference in rates for foreign jurisdictions	(42)	(42)	17
Stock-based compensation	(1,984)	(3,903)	(1,314)
Nondeductible inducement expense	—	4,458	—
Other non-deductible expenses	131	97	548
Non-deductible officers compensation	4,098	1,665	899
State income tax provision	2,237	1,344	974
Subsidiary earnings taxed in the US	333	1,176	(40)
Research and development credit	(726)	(468)	(466)
Valuation allowance	(343)	474	71
Change in tax rate	(24)	3,006	(20)
Other	179	(4)	41
Provision for income taxes	$15,945	$10,130	$5,436

Significant components of the Company’s net deferred tax assets and liabilities are as follows:

	As of December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$4,446	$6,572
Right of use operating lease liability	6,178	7,016
Accruals and allowances	3,140	2,365
Stock-based compensation	4,553	3,447
§163(j) interest expense carryover	—	521
Contract liabilities	467	—
Other	4	4
Gross deferred tax assets	18,788	19,925
Less valuation allowance	(1,397)	(1,961)
Total deferred tax assets	17,391	17,964
Deferred tax liabilities:
Intangible asset	(21,642)	(23,816)
Right of use operating lease asset	(5,179)	(6,066)
Property and equipment	(915)	(3,708)
Contract liabilities	—	(149)
Total deferred tax liabilities	(27,736)	(33,739)
Net deferred tax liabilities	$(10,345)	$(15,775)
As reported:
Non-current deferred tax assets	$2,945	$474
Non-current deferred tax liabilities	$(13,290)	$(16,249)

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

The valuation allowances were $1.4 million and $2.0 million at December 31, 2022 and 2021 respectively. The valuation allowance is mainly against state NOL due to dilution of state apportionment.

The Company had no unrecognized tax benefits at December 31, 2022. It is not expected that the amount of unrecognized tax benefits will change significantly within the next twelve months.

The Company files income tax returns in the U.S. and in foreign jurisdictions. Generally, the Company is no longer subject to U.S., state, local and foreign income tax examinations by tax authorities in its major jurisdictions for years before 2017, except to the extent of NOL and tax credit carryforwards from those years. Major taxing jurisdictions include the U.S., both federal and state, and the United Kingdom. As of December 31, 2022, the Company also had U.S. federal and state NOL carryforwards of $16.1 million, of which $3.7 million will begin to expire in 2036 and the remaining amount may be carried forward indefinitely. The Company also has foreign NOL carryforwards of $0.2 million, which may be carried forward indefinitely. The deferred tax assets related to the domestic NOL carryforwards have been partially offset by valuation allowance related to BrightTALK, Inc. and the deferred tax assets related to the foreign NOL carryforwards have been partially offset by a $0.1 million valuation allowance related to Hong Kong.

The Company considers the excess of its financial reporting over its tax basis in investments in foreign subsidiaries essentially permanent in duration and as such has not recognized deferred tax liability related to this difference. Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $16.0 million as of December 31, 2022. The Company has not provided any additional federal or state income taxes or foreign withholding taxes on the undistributed earnings as such earnings have been indefinitely reinvested in the business. Due to the various methods by which such earnings could be repatriated in the future, the amount of taxes attributable to the undistributed earnings is not practicably determinable.

14. Segment Information

The Company views its operations and manages its business as one operating segment based on factors such as how the Company manages its operations and how its executive management team reviews results and makes decisions on how to allocate resources and assess performance.

Geographic Data

Net sales by campaign target area were as follows (1):

	Years Ended December 31,
	2022	2021	2020
North America	$189,897	$162,360	$90,919
International	107,591	101,067	57,457
Total Revenue	$297,488	$263,427	$148,376

(1)
Net sales to customers by campaign target area is based on the geo-targeted (target audience) location of the campaign.

Net sales to unaffiliated customers by geographic area were as follows (2):

	Years Ended December 31,
	2022	2021	2020
United States	$223,528	$188,904	$103,797
United Kingdom	31,197	36,189	18,405
Other International	42,763	38,334	26,174
Total	$297,488	$263,427	$148,376

(2)
Net sales to unaffiliated customers by geographic area is based on the customers’ current billing addresses and does not consider the geo-targeted (target audience) location of the campaign.

Long-lived assets by geographic area were as follows:

	Years Ended December 31,
	2022	2021
United States	$222,488	$224,235
International	87,763	101,948
Total	$310,251	$326,183

Long-lived assets are comprised of property and equipment, net; goodwill; and intangible assets, net. No single country outside of the U.S. and the United Kingdom accounted for 1% or more of the Company’s long-lived assets during either of these periods.

15. 401(k) Plans

The Company maintains 401(k)-retirement savings plans (the “Plans”) whereby employees may elect to defer a portion of their salary and contribute the deferred portion to the Plans. The Company contributed $1.8 million, $1.7 million and $1.2 million to the Plans for each of the years ended December 31, 2022, 2021, and 2020 respectively. Employee contributions and the Company’s matching contributions are invested in one or more collective investment funds at the participant’s direction. The Company’s matching contributions vest in accordance with the term of the respective Plan.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We are required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (the “SEC’s”) rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of the Annual Report on Form 10-K for the period ended December 31, 2022, management, under the supervision of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), conducted an evaluation of our disclosure controls and procedures as of December 31, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control, that occurred during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, our internal control over financial reporting was effective. Management has reviewed its assessment with the Audit Committee.

The independent registered public accounting firm, Stowe and Degon LLC, has audited our consolidated financial statements and has issued an attestation report on our internal control over financial reporting as of December 31, 2022, which is included herein.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item concerning directors and executive officers is incorporated herein by reference under the headings to be titled “Election of Class II Directors” and “Information About Corporate Governance” in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Company’s 2023 Proxy Statement (the “Proxy Statement”).

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

(a)
Documents filed as part of this report:
(1)
Financial Statements are filed as part of this Annual Report on Form 10-K. The following consolidated financial statements are included in Item 8:
•
Consolidated Balance Sheets as of December 31, 2022 and 2021
•
Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2022, 2021, and 2020
•
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2022, 2021, and 2020
•
Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021, and 2020
•
Notes to Consolidated Financial Statements
(2)
Financial statement schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto.
(3)
Exhibit Index.

EXHIBIT INDEX

			Incorporated by Reference to
Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

	Articles of Incorporation and By-Laws

3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant	10-Q	3.1	11/13/2007	001-33472

3.2	Amended and Restated Bylaws of the Registrant	10-Q	3.2	8/04/2021	001-33472

	Instruments Defining the Rights of Security Holders

4.1	Specimen Stock Certificate for shares of the Registrant’s Common Stock	S-1/A	4.1	4/10/2007	333-140503

4.2	Description of Securities Registered Under Section 12 of the Exchange Act	10K	4.2	3/16/2020	001-33472
4.3	Indenture (including form of Notes) with respect to TechTarget’s 0.125% Convertible Senior Notes due 2025, dated as of December 17, 2020, between TechTarget and U.S. Bank National Association, as trustee.	8-K	4.1	12/17/2020	001-33472

4.4	Indenture (including form of Notes) with respect to TechTarget’s 0.00% Convertible Senior Notes due 2026, dated as of December 13, 2021, between TechTarget and U.S. Bank National Association, as trustee.	8-K	4.1	12/14/2021	001-33472

	Material Contracts

10.1	Second Amended and Restated Investors’ Rights Agreement by and among the Registrant, the Investors named therein and SG Cowen Securities Corporation, dated as of December 17, 2004	S-1	10.1	2/07/2007	333-140503

10.2	Indemnification Agreement	8-K	10.1	8/07/2019	001-33472

10.3#	TechTarget, Inc. 2007 Stock Option and Incentive Plan	S-1/A	10.3	4/20/2007	333-140503

10.4#	Form of Non-Qualified Stock Option Agreement under the 2007 Stock Option and Incentive Plan	S-1/A	10.5	4/20/2007	333-140503

10.5#	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors	S-1/A	10.5.1	4/27/2007	333-140503

10.6#	Amended and Restated Employment Agreement, dated January 17, 2008, by and between the Registrant and Don Hawk	10-K	10.26	3/31/2008	001-33472

10.7	Lease Agreement by and between MA-Riverside Project L.L.C., as landlord and TechTarget, Inc., as tenant	8-K	10.1	8/7/2009	001-33472

10.8	First Amendment to Lease Agreement, by and between the Registrant and MA-Riverside Project L.L.C. for the premises located at One Riverside Center, 275 Grove Street, Newton, Massachusetts, dated November 18, 2010	8-K	10.1	11/22/2010	001-33472

10.9	Fourth Amendment to Lease Agreement, by and between the Registrant and ARE-MA REGION NO. 76, LLC for the premises located at One	10-Q	10.1	5/05/2021	001-33472

	Riverside Center, 275 Grove Street, Newton, Massachusetts, dated April 30, 2021.

10.10#	Amendment and Waiver to Amended and Restated Employment Agreement between the Registrant and Don Hawk (dated January 10, 2012)	10-K	10.37	3/15/2012	001-33472

10.11	Second Amendment to Lease Agreement by and between Hines Global REIT Riverside Center, LLC, as landlord and successor in interest to MA-Riverside Project, LLC and TechTarget, Inc., as tenant dated July 23, 2015	10-Q	10.1	11/9/2015	001-33472

10.12#	Employment Agreement between the Registrant and Michael Cotoia (dated May 3, 2016)	8-K	10.2	5/9/2016	001-33472

10.13#	Employment Agreement between the Registrant and Greg Strakosch (dated May 3, 2016)	8-K	10.3	5/9/2016	001-33472

10.14#	Employment Agreement between the Registrant and Daniel T. Noreck (dated December 19, 2016)	8-K	10.1	12/19/2016	001-33472

10.15#	TechTarget, Inc. 2017 Stock Option and Incentive Plan, as amended	8-K	99.1	6/11/2021	001-33472

10.16#	Form of Restricted Stock Unit Agreement	10-Q	10.2	8/9/2017	001-33472

10.17#	Form of Stock Option Agreement	10-Q	10.3	8/9/2017	001-33472

10.18	Third Amendment to Lease Agreement by and between Hines Global REIT Riverside Center, LLC, as landlord and successor in interest to MA-Riverside Project, LLC and TechTarget, Inc., as tenant dated October 26, 2017	8-K	10.1	10/27/2017	001-33472

10.19#	Form of Restricted Stock Unit Agreement	8-K	10.1	8/3/2018	001-33472

10.20	Loan and Security Agreement, by and among the Registrant, Western Alliance Bank, as administrative agent and collateral agent, and the banks and other financial institutions or entities from time to time party thereto as lenders, dated as of October 29, 2021.Agreement.	10-Q	10.1	11/03/2021	001-33472

*10.21#	2023 Executive Incentive Bonus Plan

10.22	Consent and First Amendment to Loan and Security Agreement, by and among the Registrant, Western Alliance Bank, as administrative agent and collateral agent, and the banks and other financial institutions or entities from time to time party thereto as lenders, dated as of December 7, 2021.	10-K	10.23	02/28/2022	001-33472

10.23	TechTarget, Inc. 2022 Employee Stock Purchase Plan	8-K	99.1	06/09/2022	001-33472

16.1	Changes in Registrant's Certifying Accountant, Letter from BDO USA, LLP dated June 17, 2019.	8-K	16.1	6/17/2019	001-33472

*21.1	List of Subsidiaries

*23.1	Consent of Stowe & Degon, LLC

*31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(A) And 15d-14(A), As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002

*31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(A) And 15d-14(A), As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002

*32.1	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (1)

101.SCH	Inline XBRL Taxonomy Extension Schema Document (1)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (1)

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith.

# Management contract or compensatory plan or arrangement filed as an Exhibit to this report pursuant to 15(a) and 15(c) of Form 10-K.

(1)
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021, (ii) Consolidated Statements of Comprehensive Income for the Years ended December 31, 2022, December 31, 2021 and December 31, 2020, (iii) Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2022, December 31, 2021 and December 31, 2020, (iv) Consolidated Statements of Cash Flows for the Years ended December 31, 2022, December 31, 2021 and December 31, 2020, and (v) Notes to Consolidated Financial Statements.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHTARGET, INC.
Date: February 28, 2023

By:	/s/ Michael Cotoia
Michael Cotoia
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Cotoia	Chief Executive Officer and Director	February 28, 2023
Michael Cotoia	(Principal executive officer)

/s/ Daniel Noreck	Chief Financial Officer and Treasurer	February 28, 2023
Daniel Noreck	(Principal financial and accounting officer)

/s/ Greg Strakosch	Executive Chairman	February 28, 2023
Greg Strakosch

/s/ Robert D. Burke	Director	February 28, 2023
Robert D. Burke

/s/ Bruce Levenson	Lead Independent Director	February 28, 2023
Bruce Levenson

/s/ Roger M. Marino	Director	February 28, 2023
Roger M. Marino

/s/ Perfecto Sanchez	Director	February 28, 2023
Perfecto Sanchez

/s/ Christina Van Houten	Director	February 28, 2023
Christina Van Houten