Form 10-Q
period 2023-03-31
TechTarget Inc
filed 2023-05-09
CIK 1293282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 5, 2023, the registrant had 28,071,521 shares of common stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TechTarget, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
Assets	(Unaudited)	(Unaudited)
Current assets:
Cash and cash equivalents	$307,089	$344,523
Short-term investments	45,590	20,210
Accounts receivable, net of allowance for doubtful accounts of $4,778 and $4,494 respectively	51,375	60,359
Prepaid expenses and other current assets	7,787	5,745
Total current assets	411,841	430,837
Property and equipment, net	23,271	22,507
Goodwill	193,009	192,227
Intangible assets, net	94,386	95,517
Operating lease assets with right-of-use	19,510	20,039
Deferred tax assets	4,136	2,945
Other assets	649	645
Total assets	$746,802	$764,717
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,052	$3,298
Current operating lease liabilities	3,896	4,099
Accrued expenses and other current liabilities	6,580	10,935
Accrued compensation expenses	1,550	4,643
Income taxes payable	9,974	7,827
Contract liabilities	22,350	27,086
Total current liabilities	47,402	57,888
Non-current operating lease liabilities	19,609	20,371
Convertible senior notes	456,321	455,694
Deferred tax liabilities	13,448	13,290
Total liabilities	536,780	547,243
Leases and contingencies (see Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 58,014,065 and 57,919,501 shares issued, respectively; 28,535,450 and 29,023,093 shares outstanding, respectively	58	58
Treasury stock, at cost; 29,478,615 and 28,896,408 shares, respectively	(303,876)	(278,876)
Additional paid-in capital	439,269	425,458
Accumulated other comprehensive loss	(7,445)	(9,537)
Retained earnings	82,016	80,371
Total stockholders’ equity	210,022	217,474
Total liabilities and stockholders’ equity	$746,802	$764,717

See accompanying Notes to Condensed Consolidated Financial Statements.

TechTarget, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

	For the Three Months Ended
	March 31,
	2023	2022
	(Unaudited)	(Unaudited)
Revenue	$57,114	$68,165
Cost of revenue(1)	17,350	17,846
Amortization of acquired technology	673	745
Gross profit	39,091	49,574
Operating expenses:
Selling and marketing(1)	24,756	24,255
Product development(1)	2,609	3,118
General and administrative(1)	7,918	7,842
Depreciation, excluding depreciation of $845 and $622, respectively, included in cost of revenue	2,000	1,665
Amortization	1,493	2,012
Total operating expenses	38,776	38,892
Operating income	315	10,682
Interest and other income (expense), net	2,757	(560)
Income before provision for income taxes	3,072	10,122
Provision for income taxes	1,427	2,958
Net income	$1,645	$7,164
Other comprehensive income (loss), net of tax:
Unrealized income (loss) on investments (net of tax provision effect of $18 and $(20), respectively)	$63	$(69)
Foreign currency translation gain (loss)	2,029	(2,695)
Other comprehensive income (loss)	2,092	(2,764)
Comprehensive income	$3,737	$4,400
Net income per common share:
Basic	$0.06	$0.24
Diluted	$0.06	$0.23
Weighted average common shares outstanding:
Basic	28,757	29,708
Diluted	28,953	34,414

(1)
Amounts include stock-based compensation expense as follows:

Cost of revenue	$821	$639
Selling and marketing	7,537	5,067
Product development	460	480
General and administrative	3,458	3,469

See accompanying Notes to Condensed Consolidated Financial Statements.

TechTarget, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share data)

(Unaudited)

	Common Stock		Treasury Stock
	Number of Shares	$0.001 Par Value	Number of Shares	Cost	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
Balance, December 31, 2022	57,919,501	$58	28,896,408	$(278,876)	$425,458	$(9,537)	$80,371	$217,474
Issuance of common stock from exercise of options	2,500	—	—	—	18	—	—	18
Issuance of common stock from restricted stock awards	91,152	—	—	—	—	—	—	—
Purchase of common stock through stock buyback	—	—	581,295	(25,000)	—	—	—	(25,000)
Impact of net settlements	912	—	912	—	(177)	—	—	(177)
Excise Tax on repurchased shares	—	—	—	—	(206)	—	—	(206)
Stock-based compensation expense(1)	—	—	—	—	14,176	—	—	14,176
Comprehensive income:
Unrealized gain on investments	—	—	—	—	—	63	—	63
Unrealized gain on foreign currency exchange	—	—	—	—	—	2,029	—	2,029
Net income	—	—	—	—	—	—	1,645	1,645
Balance, March 31, 2023	58,014,065	$58	29,478,615	$(303,876)	$439,269	$(7,445)	$82,016	$210,022

	Common Stock		Treasury Stock
	Number of Shares	$0.001 Par Value	Number of Shares	Cost	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
Balance, December 31, 2021	57,144,740	$57	27,510,842	$(199,796)	$383,436	$298	$38,762	$222,757
Issuance of common stock from restricted stock awards	122,571	—	—	—	—	—	—	—
Purchase of common stock through stock buyback	—	—	4,614	(323)	—	—	—	(323)
Impact of net settlements	1,340	—	1,340	—	(4,382)	—	—	(4,382)
Stock-based compensation expense(1)	—	—	—	—	18,744	—	—	18,744
Comprehensive income:
Unrealized loss on investments	—	—	—	—	—	(69)	—	(69)
Unrealized loss on foreign currency exchange	—	—	—	—	—	(2,695)	—	(2,695)
Net income	—	—	—	—	—	—	7,164	7,164
Balance, March 31, 2022	57,268,651	$57	27,516,796	$(200,119)	$397,798	$(2,466)	$45,926	$241,196
(1)
Includes $1.9 and $9.1 million of accrued compensation expense expensed in previous year for the three months ended March 31, 2023 and 2022, respectively.

See accompanying Notes to Condensed Consolidated Financial Statements.

TechTarget, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Three Months Ended
	March 31,
	2023	2022
	(Unaudited)
Operating activities:
Net income	$1,645	$7,164
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,845	2,287
Amortization	2,166	2,757
Provision for bad debt	758	170
Stock-based compensation	12,276	9,655
Amortization of debt issuance costs	627	624
Deferred tax benefit	(1,298)	(1,420)
Changes in operating assets and liabilities:
Accounts receivable	8,294	(174)
Operating lease assets with right of use	390	716
Prepaid expenses and other current assets	(2,033)	(536)
Other assets	(4)	252
Accounts payable	(250)	(1,562)
Income taxes payable	2,173	4,189
Accrued expenses and other current liabilities	(2,445)	2,209
Accrued compensation expenses	(1,209)	(2,669)
Operating lease liabilities with right of use	(874)	(740)
Contract liabilities	(4,843)	7,413
Other liabilities	—	(2,778)
Net cash provided by operating activities	18,218	27,557
Investing activities:
Purchases of property and equipment, and other capitalized assets, net	(3,548)	(3,578)
Purchases of investments	(25,299)	(33)
Net cash used in investing activities	(28,847)	(3,611)
Financing activities:
Tax withholdings related to net share settlements	(177)	(4,382)
Purchase of treasury shares and related costs	(25,000)	(323)
Proceeds from stock option exercises	18	—
Payment of earnout liabilities	(2,267)	(5,206)
Net cash used in financing activities	(27,426)	(9,911)
Effect of exchange rate changes on cash and cash equivalents	621	(525)
Net increase (decrease) in cash and cash equivalents	(37,434)	13,510
Cash and cash equivalents at beginning of period	344,523	361,623
Cash and cash equivalents at end of period	$307,089	$375,133
Supplemental disclosure of cash flow information:
Cash paid for taxes, net	$598	$137
Schedule of non-cash investing and financing activities:
Right of use assets and lease liabilities	$314	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

TechTarget, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data, where otherwise noted, or instances where expressed in millions)

1. Organization and Operations

TechTarget, Inc. and its subsidiaries (collectively, the “Company”) is a global data and analytics leader and software provider for buyers of purchase intent-driven marketing and sales data for enterprise technology vendors. The Company’s service offerings enable technology vendors to better identify, reach and influence corporate information technology (“IT”) decision-makers actively researching specific IT purchases. The Company improves vendors’ ability to impact these audiences for business growth using advanced targeting, analytics and data services complemented by customized marketing programs that integrate demand generation, brand advertising techniques, and content curation and creation. The Company operates a network of approximately 150 websites and 1,000 webinars and virtual event channels, which each focus on a specific IT sector such as storage, security or networking. IT and business professionals have become increasingly specialized, and they have come to rely on the Company’s sector-specific websites and webinars and virtual event channels for purchasing decision support. The Company’s content platforms enable IT and business professionals to navigate the complex and rapidly changing IT landscape where purchasing decisions can have significant financial and operational consequences. At critical stages of the purchase decision process, these content offerings through different channels meet IT and business professionals’ needs for expert, peer and IT vendor information and provide platforms on which business-to-business technology companies can launch targeted marketing campaigns which generate measurable return on investment. Based upon the logical clustering of members and users’ respective job responsibilities and the marketing focus of the products being promoted by the Company’s customers, the Company categorizes its content offerings to address the key market opportunities and audience extensions across a portfolio of distinct market categories: Security; Networking; Storage; Data Center and Virtualization Technologies; CIO/IT Strategy; Business Applications and Analytics; Application Architecture and Development; and ANCL Channel.

2. Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to condensed consolidated financial statements. The Company’s critical accounting policies are those that affect its more significant judgments used in the preparation of its condensed consolidated financial statements. A description of the Company’s critical accounting policies and estimates is contained in its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and in this note to the condensed consolidated financial statements.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted (Generally Accepted Accounting Principles or “U.S. GAAP”) in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. All adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown, are of a normal, recurring nature and have been reflected in the condensed consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of results to be expected for any other interim periods or for the full year. The information included in these condensed consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report and the condensed consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Foreign Currency Translation

The functional currency of the Company’s major foreign subsidiaries is generally the local currency. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as a separate component on the Condensed Consolidated Statement of Comprehensive Income as an element of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are included in interest and other income (expense), net in the Condensed Consolidated Statement of Income. All assets and liabilities denominated in foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated at the average exchange rate during the period.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original or remaining maturities of three months or less on the purchase date to be cash equivalents. Cash and cash equivalents carrying value approximate fair value and consist primarily of bank deposits and government backed money market funds.

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

At March 31, 2023, the Company’s collectability assessment includes the business and market disruptions caused by macro-economic uncertainty currently being experienced in the technology sector and estimates of expected emerging credit and collectability trends. The continued volatility in market conditions and evolving shifts in credit trends are difficult to predict, causing variability and volatility that may have a material impact on our allowance for credit losses in future periods.

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, long-term debt and contingent consideration. Due to their short-term nature and liquidity, the carrying value of these instruments, with the exception of contingent consideration and long-term debt, approximates their estimated fair values. The Company classifies all of its short-term and long-term investments in debt securities as available-for-sale. The fair value of contingent consideration was estimated using a discounted cash flow method.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Guidance

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination as if it had originated the contracts. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption is permitted. We adopted the new standard effective January 1, 2023 and the guidance did not have a material impact on our consolidated financial statements.

3. Revenue

Disaggregation of Revenue

The following table depicts the disaggregation of revenue according to categories consistent with how the Company evaluates its financial performance and economic risk.

	For the Three Months Ended March 31,
	2023	2022
North America	$37,760	$43,587
International	19,354	24,578
Total	$57,114	$68,165

	For the Three Months Ended March 31,
	2023	2022
Revenue under short-term contracts	$33,889	$39,505
Revenue under longer-term contracts	23,225	28,660
Total	$57,114	$68,165

Contract Liabilities

Timing may differ between the satisfaction of performance obligations and the invoicing and collections of amounts related to the Company’s contracts with customers. Liabilities are recorded for amounts that are collected in advance of the satisfaction of performance obligations. Additionally, certain customers may receive credits, which are accounted for as a material right. The Company estimates these amounts based on the expected amount of future services to be provided to the customer and allocates a portion of the transaction price to these material rights. The Company recognizes these material rights as the material rights are exercised. The resulting material rights amounts included in the contract liabilities on the accompanying Condensed Consolidated Balance Sheets was $1.5 million and $1.9 million at March 31, 2023, and December 31, 2022, respectively.

Contract Liabilities
Year-to-Date Activity
Balance at December 31, 2022	$27,086
Billings	52,378
Revenue Recognized	(57,114)
Balance at March 31, 2023	$22,350

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
•
Level 2. Observable inputs other than quoted prices in active markets; and
•
Level 3. Unobservable inputs.

The fair value hierarchy of the Company’s financial assets carried at fair value and measured on a recurring basis is as follows:

		Fair Value Measurements at March 31, 2023
	March 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments (1)	$45,590	$—	$45,590	$—
Total assets	$45,590	$—	$45,590	$—

		Fair Value Measurements at December 31, 2022
	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments (1)	$20,210	$—	$20,210	$—
Total assets	$20,210	$—	$20,210	$—
Liabilities:
Contingent consideration - current (2)	$2,259	$—	$—	$2,259
Total liabilities	$2,259	$—	$—	$2,259

(1)
Short-term investments consist of pooled bond funds (Level 2). Level 2 investments are priced using observable inputs, such as quoted prices in markets that are not active and yield curves.
(2)
Contingent consideration liabilities are measured using the income approach and discounted to present value based on an assessment of the probability that the Company would be required to make such future payments. The contingent consideration liabilities are measured at fair value using significant Level 3 (unobservable) inputs, such as discount rates and probability measures. Remeasurement of the contingent consideration to fair value is expensed through the income statement in the period remeasured. Contingent consideration–current is included in accrued expenses and other current liabilities on the balance sheet.

The following table provides a roll-forward of the fair value of the contingent consideration for the three months ended March 31, 2023:

Fair Value
Year-to-Date Activity
Balance at December 31, 2022	$2,259
Payments on contingent liabilities	(2,267)
Amortization of discount on contingent liabilities	8
Balance at March 31, 2023	$—

As of March 31, 2023, the Company has no contingent consideration amounts remaining.

5. Cash, Cash Equivalents and Investments

Cash and cash equivalents are carried at cost, which approximates fair market value. As of March 31, 2023 and December 31, 2022, cash and cash equivalents totaled $307.1 million and $344.5 million respectively.

Investments are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity, net of tax. Realized gains and losses on the sale of these investments are determined using the specific identification method. There were no realized gains or losses as of March 31, 2023 or December 31, 2022.

Short-term investments consisted of the following:

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Pooled bond funds	$45,812	$—	$(222)	$45,590
Total short-term investments	$45,812	$—	$(222)	$45,590

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Pooled bond funds	$20,512	$—	$(302)	$20,210
Total short-term investments	$20,512	$—	$(302)	$20,210

6. Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. The Company did not have any intangible assets with indefinite lives other than goodwill as of March 31, 2023 or December 31, 2022. There were no indications of impairment as of March 31, 2023, and the Company believes that, as of the balance sheet dates presented, none of the Company’s goodwill or intangible assets were impaired.

The following table summarizes the Company’s intangible assets, net:

		March 31, 2023
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	5-19	$83,149	$(17,725)	$65,424
Developed websites, technology and patents	10	32,376	(8,209)	24,167
Trademark, trade name and domain name	5-16	7,491	(2,927)	4,564
Proprietary user information database and internet traffic	5	1,093	(1,093)	—
Non-compete agreements	1.5-3	600	(369)	231
Total intangible assets		$124,709	$(30,323)	$94,386

		December 31, 2022
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	5-19	$82,558	$(16,404)	$66,154
Developed websites, technology and patents	10	31,768	(7,294)	24,474
Trademark, trade name and domain name	5-16	7,391	(2,770)	4,621
Proprietary user information database and internet traffic	5	1,083	(1,083)	—
Non-compete agreements	1.5-3	600	(332)	268
Total intangible assets		$123,400	$(27,883)	$95,517

Intangible assets are amortized over their estimated useful lives, which range from eighteen months to nineteen years, using methods of amortization that are expected to reflect the estimated pattern of economic use. The remaining amortization expense will be recognized over a weighted-average period of approximately 6.7 years. Amortization expense was $2.2 million and $2.3 million for the three months ended March 31, 2023 and 2022, respectively. Amortization expense relating to developed websites, technology and patents is recorded within costs of revenues. All other amortization is recorded within operating expenses as the remaining intangible assets consist of customer-related assets which generate website traffic that the Company considers to be in support of selling and marketing activities. The Company did not write off any fully amortized intangible assets in the first three months of 2023.

The Company expects amortization expense of intangible assets to be as follows:

Years Ending December 31:	Amortization Expense
2023 (April 1 – December 31)	$6,539
2024	8,696
2025	8,658
2026	8,604
2027	8,599
Thereafter	53,290
Total	$94,386

7. Net Income Per Common Share

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per common share is as follows:

	For the Three Months Ended
	March 31,
	2023	2022
Numerator:
Net income	$1,645	$7,164
Denominator:
Basic:
Weighted average shares of common stock and vested, undelivered restricted stock units outstanding	28,757,259	29,708,233
Diluted:
Weighted average shares of common stock and vested, undelivered restricted stock units outstanding	28,757,259	29,708,233
Effect of potentially dilutive shares (1)	195,847	4,706,024
Total weighted average shares of common stock and vested, undelivered restricted stock units outstanding and potentially dilutive shares	28,953,106	34,414,257
Net Income Per Common Share:
Basic:
Net income applicable to common stockholders	$1,645	$7,164
Weighted average shares of stock outstanding	28,757,259	29,708,233
Basic net income per common share	$0.06	$0.24
Diluted:
Net income applicable to common stockholders	$1,645	$7,804
Weighted average shares of stock outstanding	28,953,106	34,414,257
Diluted net income per common share (1)	$0.06	$0.23

(1)
In calculating diluted net income per share, 1.3 million shares and 78 thousand shares related to outstanding stock options and unvested, undelivered restricted stock units were excluded for the three months ended March 31, 2023 and 2022, respectively. Additionally, for the three months ended March 31, 2023, the interest expense and amortization of note costs relating to the shares issuable upon conversion of our outstanding convertible notes were excluded from the calculation as they would have been anti-dilutive. For the three months ended March 31, 2022, in calculating diluted net income per share, we excluded the impact of interest expense and amortization of note costs relating to the shares issuable upon conversion of our outstanding convertible notes from net income and included the weighted average shares under the if-converted method. For each of the three months ended March 31, 2023, and 2022 interest expense including amortization of note issuance costs, related to convertible notes was $0.6 million. For each of the three months ended March 31, 2023, and 2022 the weighted average shares under the if-converted method for our convertible bond was 3.9 million shares.

8. Convertible Notes and Loan Agreement

Convertible Notes

In December 2020, the Company issued $201.3 million in aggregate principal amount of 0.125% convertible senior notes due December 15, 2025 (the “2025 Notes”) and in December 2021, the Company issued $414 million in aggregate principal amount of 0.0% convertible senior notes due December 15, 2026 (the “2026 Notes”). At the time of the issuance of the 2026 Notes, a portion of the outstanding 2025 Notes were exchanged for shares of common stock and cash. As of March 31, 2023, approximately $51 million aggregate principal amount of the 2025 Notes remain outstanding. Further details are included below:

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

As of March 31, 2023, the 2026 Notes and 2025 Notes are not convertible.

Whether the 2026 Notes or the 2025 Notes will be convertible in the future prior to the applicable free convertibility date will depend on the satisfaction of the trading price condition or another conversion condition specified in the Indentures. Since the Company may elect to repay the 2026 Notes and the 2025 Notes in cash, shares of our common stock, or a combination of both, the Company has continued to classify the 2026 and the 2025 Notes as long-term debt on its consolidated balance sheet as of March 31, 2023.

The Notes consist of the following:

	March 31, 2023		December 31, 2022
Liability Component:	2026 Notes	2025 Notes	2026 Notes	2025 Notes
Principal	$414,000	$51,381	$414,000	$51,381
Less: unamortized debt issuance costs	8,131	929	8,673	1,014
Net carrying amount	$405,869	$50,452	$405,327	$50,367

The following table sets forth total interest expense recognized related to the Notes:

	March 31, 2023	March 31, 2022
0.125% Coupon	$16	$16
Amortization of debt discount and transaction costs	627	624
	$643	$640

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

	March 31, 2023		December 31, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
Convertible senior notes	$367,181	$456,321	$361,658	$455,694

2021 Loan Agreement

On October 29, 2021, the Company entered into a Loan and Security Agreement with Western Alliance Bank, as administrative agent and collateral agent for the lenders, and the banks and other financial institutions or entities from time to time party thereto as lenders (the “2021 Loan Agreement”). The 2021 Loan Agreement provides for a $75 million revolving credit facility with a $5 million letter-of-credit sublimit and matures on October 29, 2023. The 2021 Loan Agreement is secured by substantially all of the Company’s assets. Borrowings under the 2021 Loan Agreement bear interest at a rate equal to one (1) month U.S. LIBOR, plus a spread based upon the Company’s leverage (as defined by 2021 Loan Agreement), which may vary between 2.00% and 2.75%. As of March 31, 2023, the interest rate was 7.42%. The 2021 Loan Agreement is subject to various leverage and non-financial covenants. No amounts were outstanding under the 2021 Loan Agreement as of March 31, 2023.

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

The Company has various non-cancelable lease agreements for certain of its offices with original lease periods expiring between 2023 and 2029. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain it will exercise that option. Leases with renewal options allow the Company to extend the lease term typically between 1 and 5 years. When determining the lease term, renewal options reasonably certain of being exercised are included in the lease term. When determining if a renewal option is reasonably certain of being exercised, the Company considers several economic factors, including but not limited to, the significance of leasehold improvements incurred on the property, whether the asset is difficult to replace, underlying contractual obligations, or specific characteristics unique to that particular lease that would make it reasonably certain that the Company would exercise such option. Renewal and termination options were generally not included in the lease term for the Company's existing operating leases. Certain of the arrangements have discounted rent periods or escalating rent payment provisions. Leases with an initial term of twelve months or less are not recorded on the condensed consolidated balance sheets. The Company recognizes rent expense on a straight-line basis over the lease term.

As of March 31, 2023, operating lease assets were $19.5 million and operating lease liabilities were $23.5 million. The maturities of the Company’s operating lease liabilities as of March 31, 2023 were as follows:

Minimum Lease
Years Ending December 31:	Payments
2023 (April 1 – December 31)	$3,674
2023	4,981
2024	4,061
2025	3,894
2026	3,349
Thereafter	6,735
Total future minimum lease payments	26,694
Less imputed interest	3,189
Total operating lease liabilities	$23,505

Included in the Consolidated Balance Sheet:
Current operating lease liability	$3,896
Non-current operating lease liability	19,609
Total operating lease liabilities	$23,505

For the three months ended March 31, 2023 and 2022, the total lease cost was comprised of the following amounts:

	Three Months Ended March 31,
	2023	2022
Operating lease expense	$1,056	$1,141
Short-term lease expense	4	9
Total lease expense	$1,060	$1,150

The following summarizes additional information related to operating leases:

As of
March 31, 2023
Weighted-average remaining lease term — operating leases	3.6
Weighted-average discount rate — operating leases	3.7%

If the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate as the discount rate. The Company uses its best judgment when determining the incremental borrowing rate, which is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term to the lease payments in a similar currency.

Litigation

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At March 31, 2023 and December 31, 2022, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its condensed consolidated financial position, results of operations, or cash flows.

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

No new awards may be granted under the 2007 Plan; however, the shares of common stock remaining in the 2007 Plan are available for issuance in connection with previously awarded grants under the 2007 Plan. There are 22,500 shares of common stock that remain subject to outstanding stock grants under the 2007 Plan as of March 31, 2023.

In March 2017, the Company’s board of directors approved the 2017 Stock Option and Incentive Plan (the “2017 Plan”), which was approved by the stockholders of the Company at the 2017 Annual Meeting and became effective June 16, 2017. The 2017 Plan replaces the Company’s 2007 Plan. On June 16, 2017, 3,000,000 shares of the Company’s common stock were reserved for issuance under the 2017 Plan and, generally, shares that are forfeited or canceled from awards under the 2017 Plan also will be available for future awards. In April 2021, the stockholders of the Company authorized the issuance of up to an additional 3,800,000 shares of the Company’s common stock under the 2017 Plan. Under the 2017 Plan, the Company may grant restricted stock and restricted stock units, non-qualified stock options, stock appreciation rights, performance awards, and other stock-based and cash-based awards. Grants generally vest in equal tranches over a three-year period. Stock options granted under the 2017 Plan expire no later than ten years after the grant date. Shares of stock issued pursuant to restricted stock awards are restricted in that they are not transferable until they vest. Shares of stock underlying awards of restricted stock units are not issued until the units vest. Non-qualified stock options cannot be exercised until they vest. Under the 2017 Plan, all stock options and stock appreciation rights must be granted with an exercise price that is at least equal to the fair market value of the common stock on the date of grant. The 2017 Plan broadly prohibits the repricing of options and stock appreciation rights without stockholder approval and requires that no dividends or dividend equivalents be paid with respect to options or stock appreciation rights. The 2017 Plan further provides that, in the event any dividends or dividend equivalents are declared with respect to restricted stock, restricted stock units, other stock-based awards and performance awards (referred to as “full-value awards”), such dividends or dividend equivalents would be subject to the same vesting and forfeiture provisions as the underlying award. There are a total of 1,852,898 shares of common stock that remain subject to outstanding stock-based grants under the 2017 Plan as of March 31, 2023. A total of 2,139,465 shares of common stock remain available for issuance under the 2017 Plan as of March 31, 2023.

Employee Stock Purchase Plan

In April 2022, the Company’s board of directors approved the TechTarget, Inc. 2022 Employee Stock Purchase Plan (the “ESPP”), which was approved by the stockholders of the Company at the 2022 Annual Meeting of Stockholders and became effective June 7, 2022. On June 7, 2022, 600,000 shares of the Company’s common stock were reserved for issuance under the ESPP. After the initial offering period of three months, commencing September 1, 2022, eligible employees will be offered shares of common stock over a twelve-month offering period, which consists of two consecutive six-month purchase periods. Employees may purchase a limited amount (up to $25,000) of shares of the Company’s common stock under the ESPP at a discount of up to 15% of the lesser of the market value of the common stock at either (a) the beginning of the six-month purchase period during which the shares of common stock are purchased or (b) the end of such six-month purchase period. As of March 31, 2023, 590,857 shares of common stock remain available for issuance under the ESPP.

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

A summary of the stock option activity under the Company’s plans for the three months ended March 31, 2023 is presented below:

Three Month Activity	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value(1)
Options outstanding at December 31, 2022	120,000	$37.29	—	—
Granted	—	—	—	—
Exercised	(2,500)	$7.03	—	$81
Forfeited	—	—	—	—
Cancelled	—	—	—	—
Options outstanding at March 31, 2023	117,500	$37.94	6.31	$1,271
Options exercisable at March 31, 2023	97,500	$30.74	5.72	$1,271
Options vested or expected to vest at March 31, 2023	117,180	$37.84	6.30	$1,271

(1) The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company’s common stock on March 31, 2023 of $36.12 per share and the exercise price of the underlying options. The total intrinsic value of options exercised was $81 thousand and $0 thousand during the three months ended March 31, 2023 and March 31, 2022, respectively.

The total amount of cash received from exercise of these options was approximately $18 thousand and $0 during the three months ended March 31, 2023 and March 31, 2022, respectively.

Restricted Stock Units

Restricted stock units are valued at the market price of a share of the Company’s common stock on the date of the grant. A summary of the restricted stock unit activity under the Company’s plans for the three months ended March 31, 2023 is presented below:

Year-to-Date Activity	Shares	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Nonvested outstanding at December 31, 2022	1,642,799	$62.40	—
Granted	194,856	43.08	—
Vested	(68,357)	63.55	—
Forfeited	(11,400)	66.12	—
Nonvested outstanding at March 31, 2023	1,757,898	$60.19	$63,495

There were 68,357 restricted stock units with a total grant-date fair value of $4.3 million that vested during the three months ended March 31, 2023. There were 146,933 restricted stock units with a total grant-date fair value of $11.2 million that vested during the three months ended March 31, 2022.

As of March 31, 2023, there was $77.7 million of total unrecognized compensation expense related to stock options and restricted stock units, which is expected to be recognized over a weighted average period of 1.8 years.

Employee Stock Purchase Plan

The initial offering period under the ESPP began September 1, 2022 and ran through November 30, 2022.

For the three months ended March 31, 2023 and 2022, no shares were issued under this plan.

Valuation Assumptions

The valuation of ESPP purchase rights and the underlying weighted-average assumptions are summarized as follows:

March 31, 2023
ESPP:
Expected term in years	0.50
Risk-free interest rate	4.61%
Expected volatility	47%
Expected dividend yield	—%
Weighted-average fair value per right granted	$13.47

11. Stockholders’ Equity

Common Stock Repurchase Programs

In May 2020, the Company announced that its board of directors had authorized a $25.0 million stock repurchase program (the “May 2020 Repurchase Program”) whereby the Company was authorized to repurchase shares of the Company’s common stock from time to time on the open market or in privately negotiated transactions at prices and in the manner determined by management. The Company repurchased 4,614 shares at an aggregate purchase price of $0.3 million and an average share price of $69.91 under this plan for the three months ended March 31, 2022. The May 2020 Repurchase Program expired on May 1, 2022, with $10.8 million in authorized remaining capacity.

In May 2022, the Company announced that its board of directors had authorized a stock repurchase program (the “May 2022 Repurchase Program”) whereby the Company was authorized to repurchase shares of the Company’s common stock having an aggregate purchase prices of up to $50.0 million from time to time on the open market or in privately negotiated transactions at prices and in the manner determined by management. During the three months ended March 31, 2022, there were no amounts purchased under the May 2022 Repurchase Program. As of March 31, 2023, no amounts remained available under the May 2022 Repurchase Program.

In November 2022, the Company announced that its board of directors had authorized a repurchase program (the “November 2022 Repurchase Program”) whereby the Company was authorized to repurchase shares of the Company’s common stock and Notes having an aggregate purchase price of up to $200.0 million from time to time on the open market or in privately negotiated transactions at prices and in the manner determined by management over the next two years. During the three month period ended March 31, 2023, the Company repurchased 581,295 shares for an aggregate purchase price of $25.0 million at an average share price of $42.99 under the November 2022 Repurchase Program. As of March 31, 2023, $160.1 million remained available under the November 2022 Repurchase Program.

Repurchased shares are recorded under the cost method and are reflected as treasury stock in the accompanying Condensed Consolidated Balance Sheets.

Reserved Common Stock

As of March 31, 2023, the Company has reserved (i) 4,014,863 shares of common stock for settlement of outstanding and unexercised options, issuance following vesting of outstanding restricted stock units, and future awards available for grant under the 2007 Plan and 2017 Plan, (ii) 590,857 shares of common stock for use in settling purchases under the ESPP and (iii) 5,349,987 shares which may be issuable upon conversion of the Notes.

12. Income Taxes

The Company measures its interim period tax expense using an estimated annual effective tax rate and adjustments for discrete taxable events that occur during the interim period. The estimated annual effective income tax rate is based upon the Company’s estimations of annual pre-tax income, the geographic mix of pre-tax income, and its interpretations of tax laws. The Company updates the estimate of its annual effective tax rate at the end of each quarterly period. The Company recorded income tax expense of $1.4 million and $2.9 million for the three months ended March 31, 2023 and 2022, respectively. The tax expense for the three months ended March 31, 2023 decreased by approximately $1.5 million, as compared to the same period in 2022, primarily due to a decrease in pretax income that resulted in a $2.2 million decrease in tax expenses based on the Company's projected effective tax rate and offset by an approximate $0.6 million increase in stock compensation shortfalls.

13. Segment Information

The Company views its operations and manages its business as one operating segment which is the business of providing purchase intent marketing and sales services. The Company aggregated its operating segment based upon the similar economic and operating characteristics of its operations.

Geographic Data

Net sales by campaign target area were as follows (1):

	For the Three Months Ended March 31,
	2023	2022
North America	$37,760	$43,587
International	19,354	24,578
Total	$57,114	$68,165
(1)
Net sales to customers by campaign target area is based on the geo-targeted (target audience) location of the campaign.

Net sales to unaffiliated customers by geographic area were as follows (2):

	For the Three Months Ended March 31,
	2023	2022
United States	$43,674	$50,739
United Kingdom	6,068	7,663
Other international	7,372	9,763
Total	$57,114	$68,165
(2)
Net sales to unaffiliated customers by geographic area is based on the customers’ current billing addresses and does not consider the geo-targeted (target audience) location of the campaign.

Long-lived assets by geographic area were as follows:

	March 31, 2023	December 31, 2022
United States	$222,586	$222,488
International	88,080	87,763
Total	$310,666	$310,251

Long-lived assets are comprised of property and equipment, net; goodwill; and intangible assets, net. The United Kingdom accounted for 28% of the Company’s long-lived assets for the three months ended March 31, 2023 and no single country outside of the U.S. or United Kingdom accounted for 1% or more of the Company’s long-lived assets during either of these periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including those discussed below in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2022 under Part I, Item 1A, “Risk Factors,” and in the other documents we file with the Securities and Exchange Commission. Please refer to our cautionary note regarding “Forward-Looking Statements” section on page 32 of this Quarterly Report on Form 10-Q.

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

We had approximately 30.7 million and 29.4 million registered members and users, which we refer to as our “audiences”, as of March 31, 2023 and 2022, respectively. While the size of our audiences does not provide direct insight into our customer numbers or our revenue, we believe the value of the services we sell to our customers is a direct result of the breadth and reach of this content footprint. This footprint creates the opportunity for our clients to gain business leverage by targeting our audiences through customized marketing programs. Likewise, the behavior exhibited by these audiences enables us to provide our customers with data products designed to improve their marketing and sales efforts. The targeted nature of our audiences enables B2B technology companies to reach a specialized audience efficiently because our content is highly segmented and aligned with the B2B technology companies’ specific products.

Through our ability to identify, reach and influence key decision makers, we have developed a broad customer base and, in 2023 expect to deliver marketing and sales services programs to over 3,000 customers.

Executive Summary

Financial Results For the Three Months Ended March 31, 2023

Our revenue for the three months ended March 31, 2023 decreased by $11.1 million, or 16%, to $57.1 million, compared with $68.2 million, during the same period in 2022. We saw decreased customer spend across our product suite. The amount of revenue that we derived from longer-term contracts, which we define as contracts with a term of in excess of 270 days, in the first quarter of 2023 decreased 19%, compared to the first quarter of 2022.

Our international geo-targeted revenue, where our target audience is outside North America (“International”), decreased approximately 21% for the three months ended March 31, 2023, compared with the prior year period driven by the items noted above.

Gross profit percentage was 68% and 73% for the three months ended March 31, 2023 and 2022, respectively. Gross profit decreased by $10.5 million, mainly due to the decrease in revenue compared to the same period a year ago.

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
•
Industry Trends. Our business has been and is likely to continue to be impacted by macro-economic conditions. We have observed the enterprise technology market materially worsen during the second half of 2022 and the beginning of 2023, with third party data indicating that over 1,000 technology companies, including many of our largest customers, have announced layoffs. The layoffs have resulted in a challenging selling environment where we have seen elongated sales cycles, budget cuts and freezes at many of our customers, which has impacted our near-term outlook. We are seeing our international markets perform worse than our domestic markets. Given the weak macroeconomic conditions, in December 2022, we announced a headcount reduction of approximately 5% of our workforce, which is expected to result in approximately $7 million in annual savings.
•
Customer Demographics. In the three months ended March 31, 2023, revenue from our legacy global customers (a static cohort comprised of our 10 historically largest on premises hardware technology companies), decreased by approximately 20%, compared to the same period in the prior year. The metric measures the year-over-year increase in GAAP revenue from this cohort of customers and is calculated by dividing the GAAP revenue from this cohort of customers for the current year by the GAAP revenue from this cohort of customers for the prior year. We use this information to monitor customer concentration trends within the Company, which we deem an important metric for evaluating revenue diversification. Revenue from our other customers, excluding the legacy global customers described above, decreased by approximately 17%, compared to the same three month periods in the prior year.

Our key strategic initiatives include:

•
Geographic. During the three months ended March 31, 2023, approximately 34% of our revenue was derived from internationally targeted campaigns. We continue to explore initiatives to grow our international presence.
•
Product. Purchase intent data continues to drive our product road strategy. During 2023, we intend to improve upon our sales use case by revamping our sales alerts and ROI dashboard features among other strategic objectives (including expanding our saleforce.com connecter functionality).

Our revenue was down 16% for the three months ended March 31, 2023 compared to the same period in the prior year, which was primarily driven by the factors noted above.

Sources of revenues

Revenue changes for the three month periods ended March 31, 2023, as compared to the same periods in 2022, are shown in the table below. See the discussion above and Notes 3 and 13 to our condensed consolidated financial statements for additional information on our revenues.

	For the Three Months Ended March 31,
(dollars in thousands)	2023	2022
North America	$37,760	$43,587	-13%
International	19,354	24,578	-21%
Total	$57,114	$68,165	-16%

	For the Three Months Ended March 31,
(dollars in thousands)	2023	2022
Revenue under short-term contracts	$33,889	$39,505
Revenue under longer-term contracts	23,225	28,660
Total	$57,114	$68,165

We sell customized marketing programs to B2B technology companies targeting a specific audience within a particular enterprise technology or business sector or sub-sector. We maintain multiple points of contact with our customers to provide support throughout their organizations and their customers’ IT sales cycles. As a result, our customers often run multiple advertising programs with us in order to target their desired audience of enterprise technology and business professionals more effectively. There are multiple factors that can impact our customers’ marketing and advertising objectives and spending with us, including but not limited to, IT product launches, increases or decreases to their advertising budgets, the timing of key industry marketing events, responses to competitor activities and efforts to address specific marketing objectives such as creating brand awareness or generating sales leads. Our products and services are generally delivered under short-term contracts that run for the length of a given program, typically less than nine months. In the quarter ended March 31, 2023 approximately 41% of our revenues were from longer-term contracts.

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

Cost of Revenue. Cost of revenue consists primarily of salaries and related personnel costs; member acquisition expenses (primarily keyword purchases from leading internet search sites); lead generation expenses; freelance writer expenses; website hosting costs; vendor expenses associated with the delivery of webcast, podcast, videocast and similar content and other offerings; stock-based compensation expenses; facility expenses and other related overhead.

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

Interest and Other Expense, Net. Interest expense, net consists primarily of interest costs (offset by interest income), inducement expense and the related amortization of deferred issuance costs on our Notes and amounts borrowed under our current and our prior loan agreements and amortization of premiums on our investments, less any interest income earned on cash, cash equivalents and short-term investments. We historically have invested our cash in money market accounts, municipal bonds, government agency bonds, U.S. Treasury securities, and corporate bonds. Other expense, net consists primarily of non-operating gains or losses, primarily related to realized and unrealized foreign currency gains and losses on trade assets and liabilities.

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

The following table presents a reconciliation of Revenue to Adjusted Revenue:

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Revenue	$57,114	$68,165
Impact of fair value adjustment on acquired unearned revenue	—	1,175
Adjusted Revenue	$57,114	$69,340
Revenue percentage change	-16%
Adjusted revenue percentage change	-18%

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

Our critical accounting policies are those that affect our more significant judgments used in the preparation of our condensed consolidated financial statements. A description of our critical accounting policies and estimates is contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Other than those noted in Note 2 to our condensed consolidated financial statements, there were no material changes to our critical accounting policies and estimates during the first three months of 2023.

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

Results of Operations

The following table sets forth our results of operations for the periods indicated, including percentage of total revenue:

	Three Months Ended March 31,
(dollars in thousands)	2023		2022
Revenue	$57,114	100%	$68,165	100%
Cost of revenue	17,350	30%	17,846	26%
Amortization of acquired technology	673	1%	745	1%
Gross profit	39,091	68%	49,574	73%
Operating expenses:
Selling and marketing	24,756	43%	24,255	35%
Product development	2,609	5%	3,118	5%
General and administrative	7,918	14%	7,842	12%
Depreciation	2,000	4%	1,665	2%
Amortization	1,493	3%	2,012	3%
Total operating expenses	38,776	68%	38,892	57%
Operating income	315	1%	10,682	16%
Interest and other income (expense), net	2,757	5%	(560)	-1%
Income before provision for income taxes	3,072	5%	10,122	15%
Provision for income taxes	1,427	2%	2,958	4%
Net income	$1,645	3%	$7,164	11%

Comparison of Three Months Ended March 31, 2023 and March 31, 2022

Revenue

	Three Months Ended March 31,
(dollars in thousands)	2023	2022	Decrease	Percent Change
Revenue	$57,114	$68,165	$(11,051)	-16%

Revenues for the three months ended March 31, 2023 decreased by $11.1 million, or 16%, over the three months ended March 31, 2022, primarily due to the following:

•
New customers during the first quarter of 2023 (over 700) compared to the first quarter of 2022 resulted in increased revenues of approximately $9.9 million.
•
Our existing customers decreased their spend by approximately $22.1 million.
•
Revenues increased by $1.2 million due to the renewal of acquired customer contracts previously recorded as unearned revenue.

Cost of Revenue and Gross Profit

	Three Months Ended March 31,
(dollars in thousands)	2023	2022	Decrease	Percent Change
Cost of revenue	$17,350	$17,846	$(496)	-3%
Amortization of acquired technology	673	745	(72)	-10%
Total cost of revenue	$18,023	$18,591	$(568)	-3%
Gross profit	$39,091	$49,574	$(10,483)	-21%
Gross profit percentage	68%	73%

Costs of Revenues. Costs of Revenues for the three months ended March 31, 2023 decreased by $0.6 million as compared to the three months ended March 31, 2022 primarily due to the following:

•
$0.4 million decrease in variable costs attributable to contracted costs related to fulfilling campaigns;
•
$0.5 million decrease in labor and related costs;
•
$0.2 million increase in stock compensation; and
•
$0.2 million increase in depreciation expense.

Gross Profit. Our gross profit is equal to the difference between our revenue and our cost of revenue for the period. Gross profit percentage was 68% and 73% for the three months ended March 31, 2023 and 2022, respectively. Gross profit decreased by $10.5 million in the three months ended March 31, 2023 compared to the same period in 2022, primarily due to decreased revenue compared to the same period a year ago. Because the majority of our costs are labor-related, we expect our gross profit to fluctuate from period to period depending on the total revenue for the period.

Operating Expenses and Other

	Three Months Ended March 31,
(dollars in thousands)	2023	2022	Increase (Decrease)	Percent Change
Operating expenses:
Selling and marketing	$24,756	$24,255	$501	2%
Product development	2,609	3,118	(509)	-16%
General and administrative	7,918	7,842	76	1%
Depreciation	2,000	1,665	335	20%
Amortization	1,493	2,012	(519)	-26%
Total operating expenses	$38,776	$38,892	$(116)	0%
Interest and other income (expense), net	$2,757	$(560)	$(3,317)	-592%
Provision for income taxes	$1,427	$2,958	$(1,531)	-52%

Selling and Marketing. Selling and marketing expenses increased for the three months ended March 31, 2023, as compared to the same period in 2022, primarily due to a $2.5 million increase in stock-based compensation expense offset by a $1.7 million decrease in pay related expenses.

Product Development. Product development expenses decreased for the three months ended March 31, 2023, as compared to the same period in 2022, primarily due to a $0.5 million decrease in pay related expenses.

General and Administrative. General and administrative expenses increased for the three months ended March 31, 2023, as compared to the same period in 2022, primarily due to a $0.2 million decrease in pay related expenses offset by increased other costs totaling $0.3 million.

Depreciation. Depreciation expense increased for the three months ended March 31, 2023, as compared to the same period in 2022, primarily due to increased capitalized software expenses.

Amortization. Amortization expense decreased for the three months ended March 31, 2023, as compared to the same period in 2022, due to a decrease in fair value of contingent consideration.

Interest and other expense. Interest and other expense decreased for the three months ended March 31, 2023, as compared to the same period in 2022, primarily due to a $3.2 million increase in interest income.

Provision for income taxes. Our effective income tax rate was 46% and 29% for the three months ended March 31, 2023 and 2022, respectively. The tax expense for the three months ended March 31, 2023 decreased by approximately $1.5 million primarily due to a decrease in pretax income that resulted in a $2.2 million decrease in tax expense based on our projected effective tax rate and offset by $0.6 million increase in stock compensation shortfalls.

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

Liquidity and Capital Resources

Resources

Our cash, cash equivalents and investments at March 31, 2023 totaled $352.7 million, a $12.1 million decrease from December 31, 2022, primarily driven by purchases of investments and repurchases under stock buyback programs offset by the cash generated from our operations. We believe that our existing cash, cash equivalents and investments, our cash flow from operating activities and available borrowings under our Loan and Security Agreement with Western Alliance Bank, as administrative agent and collateral agent for the lenders, and the banks and other financial institutions or entities from time to time party thereto as lenders (the “2021 Loan Agreement”) will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion internationally, future acquisitions we might undertake and any expansion into complementary businesses. To the extent that our cash, cash equivalents and investments and cash flow from operating activities are insufficient to fund our future activities, we may raise additional funds through additional bank credit arrangements or public or private equity or debt financings. We may also raise additional funds in the event we determine in the future to effect one or more additional acquisitions of businesses.

(dollars in thousands)	March 31, 2023	December 31, 2022
Cash, cash equivalents and investments	$352,679	$364,733
Accounts receivable, net	$51,375	$60,359

Cash, Cash Equivalents and Investments

Our cash, cash equivalents and investments at March 31, 2023 were held for working capital purposes and were invested primarily in government backed money market funds and pooled bond funds. We do not enter into investments for trading or speculative purposes.

Accounts Receivable, Net

Our accounts receivable balance fluctuates from period to period, which affects our cash flows from operating activities. The fluctuations vary depending on the timing with which we meet our performance obligations and on the timing of our cash collections, as well as on changes to our allowance for doubtful accounts. We use days sales outstanding (“DSO”) as a measurement of the quality and status of our receivables since lower DSO is generally correlated with higher collection rates. We define DSO as net accounts receivable at quarter end divided by total revenue for the applicable period, multiplied by the number of days in the applicable period. DSO was 80 days and 76 days at March 31, 2023 and December 31, 2022, respectively.

Cash Flows

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Net cash provided by operating activities	$18,218	$27,557
Net cash used in investing activities	$(28,847)	$(3,611)
Net cash used in financing activities	$(27,426)	$(9,911)

Operating Activities

Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, provisions for bad debt, stock-based compensation, deferred income taxes, and the effect of changes in working capital and other activities. Cash provided by operating activities for the three months ended March 31, 2023 was $18.2 million compared to cash provided by operating activities of $27.6 million for the three months ended March 31, 2022.

The decrease in cash provided by operating activities was primarily the result of decrease in revenue, changes in working capital and stock-based compensation charged to earnings.

Investing Activities

Cash used in investing activities in the three months ended 2023 and 2022 was $28.8 million and $3.6 million respectively and was driven by the purchases of investments and the purchase of property and equipment, primarily for internal-use software, and to a lesser extent, computer equipment. We capitalized internal-use software and website development costs of $3.4 million and $3.2 million for the three months ended March 31, 2023 and 2022, respectively.

Financing Activities

In the first three months of 2023, we used $27.4 million for financing activities, consisting primarily of $2.3 million for the payment of contingent consideration related to our 2021 acquisitions, $0.2 million for tax withholdings related to net share settlements and $25.0 million for the repurchase of TechTarget shares. In the first three months of 2022, we used $9.9 million for financing activities, consisting primarily of $5.2 million for the payment of contingent consideration related to our 2020 and 2021 acquisitions, $4.4 million for tax withholdings related to net share settlements and $0.3 million for the repurchase of TechTarget shares.

Common Stock Repurchase Programs

In May 2020, we announced that our board of directors had authorized a $25.0 million stock repurchase program (the “May 2020 Repurchase Program”) whereby we were authorized to repurchase shares of our common stock from time to time on the open market or in privately negotiated transactions at prices and in the manner determined by management. The Company repurchased 4,614 shares at an aggregate purchase price of $0.3 million and an average share price of $69.91 under this plan for the three months ended March 31, 2022. The May 2020 Repurchase Program expired on May 1, 2022, with $10.8 million in authorized remaining capacity.

In May 2022, we announced that our board of directors had authorized a stock repurchase program (the “May 2022 Repurchase Program”) whereby we were authorized to repurchase shares of our common stock having an aggregate purchase prices of up to $50.0 million from time to time on the open market or in privately negotiated transactions at prices and in the manner determined by management. During the three months ended March 31, 2022, there were no amounts purchased under the May 2022 Repurchase Program. As of March 31, 2023, no amounts remained available under the May 2022 Repurchase Program.

In November 2022, we announced that our board of directors had authorized a new repurchase program (the “November 2022 Repurchase Program”) whereby we were authorized to repurchase shares of our common stock and convertible senior notes having an aggregate purchase price of up to $200.0 million from time to time on the open market or in privately negotiated transactions at prices and in the manner determined by management over the next two years. During the three month period ended March 31, 2023, we repurchased 581,295 shares for an aggregate purchase price of $25.0 million at an average share price of $42.99 under the November 2022 Repurchase Program. As of March 31, 2023, $160.1 million remained available under the November 2022 Repurchase Program.

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

The 2026 Notes have an initial conversion rate of 7.6043 shares of common stock per $1,000 principal amount of 2026 Notes. This represents an initial effective conversion price of approximately $131.50 per share of common stock and 3,148,180 shares issuable upon conversion. Throughout the term of the 2026 Notes, the conversion rate may be adjusted upon the occurrence of certain events. As of March 31, 2023, no such adjustment has occurred. Holders of the 2026 Notes will not receive any cash payment representing accrued and unpaid interest, if any, upon conversion of a 2026 Note.

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

The 2025 Notes have an initial conversion rate of 14.1977 shares of common stock per $1,000 principal amount of the Notes. This represents an initial effective conversion price of approximately $70.43 per share of common stock and 2,857,447 shares issuable upon conversion of the full aggregate principal amount of the 2025 Notes. Throughout the term of the 2025 Notes, the conversion rate may be adjusted upon the occurrence of certain events. As of March 31, 2023, no such adjustment has occurred. Holders of the 2025 Notes will not receive any cash payment representing accrued and unpaid interest, if any, upon conversion of a Note, except in limited circumstances. Accrued but unpaid interest will be deemed to be paid by cash, shares of our common stock or a combination of cash and shares of our common stock paid or delivered, as the case may be, to the holder upon conversion of the Notes.

After the induced conversion of $149.9 million aggregate principal amount of the 2025 Notes in December 2021, approximately $51 million of aggregate principal of 2025 Notes remain outstanding. As of March 31, 2023, 729,533 shares were issuable upon conversion of the full aggregate principal amounts of such remaining 2025 Notes.

2021 Loan Agreement

On October 29, 2021, we entered into the 2021 Loan Agreement with Western Alliance Bank. The 2021 Loan Agreement provides for a $75 million revolving credit facility with a $5 million letter-of-credit sublimit and a maturity date of October 29, 2023. The 2021 Loan Agreement is secured by substantially all of our assets. Borrowings under the 2021 Loan Agreement bear interest at a rate equal to one (1) month U.S. LIBOR, plus a spread based upon our leverage (as defined by 2021 Loan Agreement), which may vary between 2.00% and 2.75%. As of March 31, 2023, the interest rate was 7.42%. The 2021 Loan Agreement is subject to various leverage and non-financial covenants. No amounts were outstanding under the 2021 Loan Agreement as of March 31, 2023.

Capital Expenditures

We have made capital expenditures primarily for computer equipment and related software needed to host our websites, internal-use software development costs, as well as for leasehold improvements and other general purposes to support our growth. Our capital expenditures totaled $3.5 million and $3.6 million for the three-month periods ended March 31, 2023 and 2022, respectively. A majority of our capital expenditures in the first three months of 2023 were for internal-use software and website development costs and, to a lesser extent, computer equipment and related software. We capitalized internal-use software and website development costs of $3.4 million and $3.2 million for the three months ended March 31, 2023 and 2022, respectively. We are not currently party to any purchase contracts related to future capital expenditures.

Contractual Obligations

There were no material changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included or referenced in this Quarterly Report that address activities, events or developments which we expect will or may occur in the future are forward-looking statements, including statements regarding our intent, beliefs or current expectations and those of our management team. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “going to,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, priorities, plans, or intentions. Such statements may include those regarding our future financial results and other projections or measures of our future operating performance, including the drivers of such growth, profitability, and performance (including, in each case, any potential impact of product and service development efforts, GDPR or other similar laws, potential changes to customer relationships, and other operational decisions); expectations concerning market opportunities and our ability to capitalize on them; the amount and timing of the benefits expected from acquisitions, new strategies, products or services and other potential sources of additional revenue; and the behavior of our members, partners, and customers. These statements speak only as of the date of this Quarterly Report on Form 10-Q and are based on our current plans and expectations. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties that could cause actual future events or results to be different than those described in or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, those relating to: market acceptance of our products and services, including continued increased sales of our IT Deal Alert™ offerings and continued increased international growth; relationships with customers, strategic partners and employees; the duration and extent of the future health pandemics and any related economic downturns on our business, operations, and the markets in which we and our customers operate; difficulties in integrating acquired businesses; changes in economic or regulatory conditions or other trends affecting the internet, internet advertising and information technology industries; data privacy laws, rules, and regulations; the impact of foreign currency exchange rates, certain macro-economic factors facing the global economy including disruptions in the capital or banking markets, economic sanctions and economic slowdowns or recessions, rising inflation and interest rates, and other matters included in our SEC filings, including in our Annual Report on Form 10-K for the year ended December 31, 2022. Actual results may differ materially from those contemplated by the forward-looking statements. We undertake no obligation to update our forward-looking statements to reflect future events or circumstances.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

We currently have subsidiaries in the United Kingdom, Hong Kong, Australia, Singapore, Germany and France. Approximately 24% of our revenue for the three months ended March 31, 2023 was derived from customers with billing addresses outside of the United States and our foreign exchange gains/losses were not significant. We currently believe our exposure to foreign currency exchange rate fluctuations is financially immaterial and therefore have not entered into foreign currency hedging transactions. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in the future. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Our continued international expansion increases our exposure to exchange rate fluctuations and as a result such fluctuations could have a significant impact on our future results of operations. We also maintain receivables and cash accounts denominated in currencies other than the local currency, which exposes us to foreign exchange rate movements.

In addition, our foreign subsidiaries have certain amounts of Goodwill and Intangibles which expose us to foreign currency exchange rate fluctuations. These exchange rate fluctuations are included as a component of other comprehensive (loss) income.

Interest Rate Risk

At March 31, 2023, we had cash, cash equivalents and investments of $352.7 million. The investments were held in a bond fund. The cash, cash equivalents and investments were held for working capital purposes. We have not entered into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value as a result of increases in interest rates. Declines in interest rates, however, would reduce future investment income. Additionally, our 2021 Loan Agreement provides for a $75 million revolving credit facility with a $5 million letter-of-credit sublimit. Borrowings under the 2021 Loan Agreement bear interest at a rate equal to one (1) month U.S. LIBOR, plus a spread based upon our leverage (as defined by 2021 Loan Agreement), which may vary between 2.00% and 2.75%. No amounts were outstanding under the 2021 Loan Agreement as of March 31, 2023. Should interest rates rise, it would cost us more to borrow under the 2021 Loan Agreement.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended March 31, 2023, management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures as of March 31, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal controls that occurred during the first quarter of 2023 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened litigation against us that we believe could have a material adverse effect on our business, operating results or financial condition.

Item 1A. Risk Factors

Our business is subject to various risks and uncertainties, including those described in Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. Investors should carefully review the disclosure contained therein, as well as the other information contained in this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our repurchases under our repurchase programs are made from time to time at management’s discretion in accordance with applicable federal securities laws. All repurchases of our common stock have been recorded as treasury stock. The following table summarizes information relating to purchases made by or on our behalf of shares of our common stock during the quarter ended March 31, 2023.

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)(3)
January 1, 2023 - January 31, 2023	215,584	$46.93	215,584	$174,998
February 1, 2023 - February 28, 2023	270,881	$41.25	270,881	$163,824
March 1, 2023 - March 31, 2023	94,830	$38.98	94,830	$160,127
Total	581,295		581,295	$160,127

(1) In November 2022, we announced that the Board of Directors approved a repurchase program (the “November 2022 Repurchase Program”), which authorized management to purchase shares of our common stock or Notes having an aggregate purchase price of up to $200.0 million from time to time on the open market or in privately negotiated transactions with an expiration in November of 2024.

(2) We purchased an aggregate of 581,295 shares of our common stock in the open market pursuant to our November 2022 Repurchase Program. No shares were transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock rights during the period.

(3) From the November 2022 Repurchase Program's inception through March 31, 2023, we purchased 923,078 shares at an average price of $43.20 per share for a total of $39.9 million.

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

101.INS	Inline XBRL Instance Document* The instance document does not appear in the Interactive Data File because its XBRL tags are
Embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exbibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECHTARGET, INC.
(Registrant)

Date: May 9, 2023	By:	/s/ MICHAEL COTOIA
Michael Cotoia, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 9, 2023	By:	/s/ DANIEL NORECK
Daniel Noreck, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)