Form 10-K
period 2023-12-31
TechTarget Inc
filed 2024-02-28
CIK 1293282

o

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to _________

Commission file number: 1-33472

TECHTARGET, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3483216
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

275 Grove Street

Newton, Massachusetts 02466o

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $781 million as of June 30, 2023 (based on a closing price of $31.13 per share as quoted by the Nasdaq Global Market as of such date). In determining the market value of non-affiliate common stock, shares of the registrant’s common stock beneficially owned by officers, directors and affiliates have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The registrant had 28,546,634 shares of Common Stock, $0.001 par value per share, outstanding as of February 23, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement relating to TechTarget, Inc.’s 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included or referenced in this Annual Report on Form 10-K that address activities, events or developments which we expect will or may occur in the future are forward-looking statements, including statements regarding the intent, belief or current expectations of the Company and members of our management team. The words “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “plan,” “could,” “would,” “project,” “predict,” “continue,” “target,” and similar expressions are also intended to identify forward-looking statements. Such statements may include those regarding guidance on our future financial results and other projections or measures of our future performance; our expectations concerning market opportunities and our ability to capitalize on them; the amount and timing of the benefits expected from new products or services and other potential sources of additional revenues; the expected timing and structure of our proposed transaction with Informa PLC (“Informa”); our ability to complete the proposed transaction with Informa considering the various closing conditions; the expected benefits of the proposed transaction with Informa, such as improved operations, enhanced revenues and cash flow, synergies, growth potential, market profile, business plans, expanded portfolio and financial strength; and the competitive ability and position of the combined business following the completion of the proposed transaction. Such forward-looking statements are based upon current plans, estimates, and expectations that are subject to risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. We can give no assurance that such plans, estimates, or expectations will be achieved, and therefore, actual results may differ materially from any plans, estimates, or expectations in such forward-looking statements. Important factors that could cause actual results to differ materially from such plans, estimates, or expectations include, but are not limited to, those relating to: market acceptance of our products and services, including continued increased sales of our IT Deal Alert™ offerings and continued increased international growth; that one or more closing conditions to the proposed transaction with Informa, including certain regulatory approvals, may not be satisfied or waived, on a timely basis or otherwise, including that a governmental entity may prohibit, delay, or refuse to grant approval for the consummation of the proposed transaction, may require conditions, limitations, or restrictions in connection with such approvals or that the required approval by our shareholders may not be obtained; the risk that the proposed transaction with Informa may not be completed in the time frame expected or at all; unexpected costs, charges, or expenses resulting from the proposed transaction; uncertainty of the expected financial performance of combined business following completion of the proposed transaction with Informa; failure to realize the anticipated benefits of the proposed transaction with Informa, including as a result of delay in completing the proposed transaction or integrating the relevant portion of the Informa assets being contributed in the proposed transaction (the “Informa Tech business”) with our business; difficulties and delays in achieving revenue and cost synergies; the occurrence of any event that could give rise to termination of the proposed transaction with Informa; potential litigation in connection with the proposed transaction with Informa or other settlements or investigations that may affect the timing or occurrence of the proposed transaction with Informa or result in significant costs of defense, indemnification, and liability; evolving legal, regulatory, and tax regimes; changes in economic, financial, political, and regulatory conditions, in the United States and elsewhere, and other factors that contribute to uncertainty and volatility, natural and man-made disasters, civil unrest, pandemics, geopolitical uncertainty, and conditions that may result from legislative, regulatory, trade, and policy changes associated with the current or subsequent U.S. administration; risks related to disruption of management time from ongoing business operations due to the proposed transaction with Informa; certain restrictions during the pendency of the proposed transaction that may impact our ability to pursue certain business opportunities or strategic transactions; our ability and the ability of the combined business to meet expectations regarding the accounting and tax treatments of the proposed transaction with Informa; the risk that any announcements relating to the proposed transaction with Informa could have adverse effects on the market price of our common stock; the risk that the proposed transaction with Informa and its announcement could have an adverse effect on our ability to retain customers and retain and hire key personnel and maintain relationships with customers, suppliers, employees, stockholders, strategic partners and other business relationships and on our operating results and business generally; market acceptance of our and the Informa Tech business’s products and services; changes in economic, tax, legal or regulatory conditions or other trends affecting the internet, internet advertising and information technology industries; data privacy and artificial intelligence laws, rules and regulations; the impact of foreign currency exchange rates; certain macroeconomic factors facing the global economy, including instability in the regional banking sector, disruptions in the capital markets, economic sanctions and economic slowdowns or recessions, rising inflation and interest rates fluctuations on our results and the results of the Informa Tech business; and other matters included in our filings with the SEC, and those detailed under Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K.

While the list of factors presented here is considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. We caution you not to place undue reliance on any of these forward-looking statements as they are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition and liquidity may differ materially from those made in or suggested by the forward-looking statements contained herein. Any forward-looking statements speak only as of the date of this this Annual Report on Form 10-K. We undertake no obligation to update any forward-looking statements, whether as a result of new information or developments, future events, or otherwise, except as required by law. Neither future distribution of this Annual Report on Form 10-K nor the continued availability of this communication in archive form on our website should be deemed to constitute an update or re-affirmation of these statements as of any future date.

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

We had approximately 31.8 million and 30.2 million registered members and users, which we refer to as our “audiences”, as of December 31, 2023 and 2022, respectively. While the size of our audiences does not provide direct insight into our customer numbers or our revenue, we believe the value of the services we sell to our customers is a direct result of the breadth and reach of this content footprint. This footprint creates the opportunity for our clients to gain business leverage by targeting our audiences through customized marketing programs. Likewise, the behavior exhibited by these audiences enables us to provide our customers with data products designed to improve their marketing and sales efforts. The targeted nature of our audiences enables B2B technology companies to reach a specialized audience efficiently because our content is highly segmented and aligned with the B2B technology companies’ specific products.

Through our ability to identify, reach and influence key decision makers, we have developed a broad customer base and, in 2023, delivered marketing and sales services programs to approximately 2,600 customers.

Please refer to the section below titled “Our Strategy” regarding our longer-term growth plans.

Recent Events

Transaction Agreement with Informa PLC.

On January 10, 2024, we entered into an Agreement and Plan of Merger (the “Transaction Agreement”) with Informa and certain of our and their subsidiaries. Pursuant to the Transaction Agreement, we and Informa, among other things, agreed to combine our businesses with the business of Informa Intrepid Holdings Inc. (“Informa Tech”), a wholly owned subsidiary of Informa which will own and operate Informa’s digital businesses (Industry Dive, Omdia (including Canalys)), NetLine and certain of its digital media brands (e.g. Information Week, Light Reading, and AI Business), under a new publicly traded holding company (“New TechTarget”). Upon closing, among other things, Informa and its subsidiaries will collectively own 57% of the outstanding common stock of New TechTarget (on a fully diluted basis) and our former stockholders will own the remaining outstanding common stock of New TechTarget. Our former stockholders will also receive a pro rata share of an amount in cash equal to $350 million plus the amount of any EBITDA adjustment (as defined in the Transaction Agreement), which is estimated as of the date of the Transaction Agreement to be approximately $11.79 per share of our common stock. The various transactions set forth in the Transaction Agreement (the “proposed transaction”) are expected to close in the second half of 2024, subject to satisfaction or waiver of certain customary conditions.

We will be required to pay Informa a termination fee between $30.0 and $40.0 million if the Transaction Agreement is terminated under certain specified circumstances, including termination by us in connection with our entry into an agreement with respect to a Toro Superior Proposal (as defined in the Transaction Agreement) prior to us receiving stockholder approval of the proposed transaction, or termination by Informa upon a Toro Change in Recommendation (as defined in the Transaction Agreement).

For more detail about the proposed transaction, please see our Current Report on Form 8-K filed with the SEC on January 11, 2024 and Note 16 - Subsequent Event to our consolidated financial statements included in this Annual Report on Form 10-K.

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

Our business has been and is likely to continue to be impacted by macro-economic conditions including uncertainty surrounding inflation, interest rates, the presidential election and geopolitical issues internationally. Because our customers are B2B technology companies, the success of our business is intrinsically linked to the health and market conditions of the enterprise technology industry. We continued to observe a challenging enterprise technology market during 2023. We have seen elongated sales cycles, budget cuts and freezes at many of our customers, which have impacted our near-term outlook. We have also seen our international markets perform worse than our domestic markets. Given the weak macroeconomic conditions, in December 2022, we announced a headcount reduction of approximately 5% of our workforce, which was completed in the first quarter of 2023 and resulted in approximately $7 million in annual savings.

While we expect our near-term results to continue to reflect the impact of a challenging macro technology environment, we continue to believe that there are multiple long-term trends in our market which will support the sustained growth of our business and the products and services we offer. The significant trends that we believe we have benefitted from over the past few years are still in place, including the modernization of the sales and marketing organization with automation and first party purchase intent data, growing sensitivity and regulation around internet privacy and the demographic transition of younger buyers who want to do more self-service due diligence and have less interactions with vendor sales representatives.

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

Enterprise technology and business professionals rely on our content for decision support information tailored to their specific purchasing needs. Our specialized content strategy and comprehensive services are designed to enable B2B technology companies to better identify, understand, reach and influence enterprise technology and business professionals who are actively researching purchases in specific enterprise technology sectors. We believe our solutions benefit from the following competitive advantages:

•
Large and Growing Community of Registered Members and Users. We had approximately 31.8 million registered members and users as of December 31, 2023. The targeted nature of our member and user base enables B2B technology companies to efficiently reach a specialized audience because our content is highly segmented and designed to align with the B2B technology companies' specific products and services.
•
Strong Customer Relationships. We have developed a broad customer base. During 2023, we delivered marketing services programs for approximately 2,600 customers.
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

Our Solutions

Our solutions consist of:

•
IT Deal AlertTM. A suite of data, software and services for B2B technology companies that leverages the detailed purchase intent data we collect on enterprise technology organizations and professionals researching IT purchases via our network of websites and our webinar community platform. Through our proprietary data-capture and scoring methodologies, we use this insight to help our customers identify and prioritize accounts and contacts whose content consumption and online research activities around specific enterprise technology topics indicate that they are “in-market” for a particular B2B technology product or service. The suite of products and services includes Priority Engine™ and Qualified Sales Opportunities™. Priority Engine™ is a subscription service powered by our Activity Intelligence™ platform, which integrates with customer relationship management (“CRM”) and marketing automation platforms (“MAPs”) including Salesforce.com, Marketo, Hubspot, Eloqua, Pardot, and Integrate. The service delivers lead generation workflow solutions designed to enable marketers and sales forces to identify and prioritize accounts and individuals actively researching new technology purchases or upgrades, and then to engage those active prospects. We launched IntentMail AITM in December 2023, which is Priority Engine's AI-powered messaging feature, which enables sellers to automatically generate personalized email copy. Qualified Sales Opportunities™ is a product that profiles specific in-progress purchase projects via surveys and interviews with business technology professionals whose research activity and content consumption is indicative of a pending technology purchase. Qualified Sales Opportunities™ includes information on project scope, purchase criteria and vendors considered.
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
•
Maximize Awareness. As a leading distributor of B2B enterprise technology white papers, webcasts, videocasts, virtual events and podcasts, we offer B2B technology companies the opportunity to educate enterprise technology and business professionals during the research process, prior to their direct interaction with vendor salespeople. Our Priority Engine™ platform enables direct login by vendor sales representatives who are responsible for uncovering new account opportunities and prospects to sell to in their account territory. Through direct integration into CRM systems, these B2B technology companies' sales representatives can understand which accounts and prospects are already in their systems and which are new, and extract those new individual prospects into CRM with a button click. Because Priority Engine™ data includes the specific technology and product research interests for each buyer-prospect, the B2B technology company’s salesperson is more aware of the specific needs of the enterprise technology and business professional and can tailor their outreach accordingly. The combination of granular purchase intent intelligence and platform automation enables a stronger, more personalized and efficient connection between enterprise technology and business professionals and the B2B technology companies seeking to do business with them.

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

In order to achieve this goal, we intend to:

•
Continue to Innovate in the Area of Data-Enabled Marketing Services. We believe our ability to leverage our content and audience to identify in-market prospective buyers is a core competency and a key driver of our future growth. Our suite of offerings, leveraging our Activity Intelligence™ analytic product platform, consists of multiple recently developed products and services that provide B2B technology companies with data-enabled sales and marketing optimization solutions. We intend to further develop our existing product offerings with new features and launch additional offerings that extend our capabilities based on our customers’ requirements. During 2024 we intend to improve upon our features by continuing to enhance our integrations, account based scoring and intent feeds among other strategic objectives. The second major product area is our Custom Content and our Content to Close concept that takes advantage our unique end-to-end capabilities. We believe these are both meaningful opportunities in the early stages where we possess significant competitive advantage.
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
•
Analytics and Artificial Intelligence ("AI"). Businesses are using artificial intelligence to improve internal processes and tools, and technology providers are increasingly adding AI capabilities to enhance their products. AI also has the potential to disrupt jobs and various technology markets. TechTarget Enterprise AI covers the quickly evolving technologies of AI and machine learning, giving insight into the enterprise use cases for AI, how AI development functions, and how businesses can capitalize on the new possibilities around machine learning in enterprise applications. Businesses are also collecting more data that they need to understand how to best use this data for key insights. The information produced by these business applications is seen as a corporate asset that is essential for gaining competitive advantage through informed, data-driven decisions. New tools and techniques to analyze, model and visualize data can help organizations drive more value. Leveraging this data can help improve operational efficiency, enable business agility, and improve sales effectiveness and customer service. As a result, business intelligence and analytics have become pervasive as various organizations increasingly rely on mission-critical information to optimize their businesses. TechTarget Business Analytics, TechTarget Data Management, and TechTarget Content Management cover the business intelligence, data management, content management and collaboration disciplines associated with such initiatives. These sites combine with Data Science Central to cover the wide-ranging topics under the umbrella of information management. Built on a community of data science experts and contributing writers, Data Science Central targets a highly technical audience. The site covers data science and analytics, machine learning and AI, as well as more strategic topics such as remote work and data trends.
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

Customers

We market to B2B technology companies targeting specific audiences who are actively researching purchasing decisions. We maintain multiple points of contact with our customers in order to provide support throughout their organization and during critical stages of the sales cycle. As a result, individual customers often run multiple marketing/sales programs with us in order to reach discrete portions of our targeted audience. Our products and services are delivered under both short-term contracts that run for the length of a given marketing/sales program, typically less than six months, and through integrated, contracts in excess of 270 days (“longer-term contracts”) covering various client needs. We have developed a broad customer base and delivered campaigns to approximately 2,600 customers in 2023. During 2023, 2022, and 2021, no single customer represented 10% or more of total revenues.

Sales and Marketing

We have an internal direct sales department that works closely with existing and potential customers to develop customized marketing programs that provide highly targeted access to enterprise technology and business professionals. We organize our sales force by the sector-specific market categories that we operate in and have a global accounts team that works with our largest customers. Additionally, we organize certain individuals into Customer Success Teams. Those teams facilitate the usage and renewal of certain of our products. We believe that our sector-specific sales organization and integrated approach to our product and service offerings allows our sales personnel to develop a high level of expertise in the specific sectors they cover and to create effective marketing programs tailored to the customer’s specific objectives. As of December 31, 2023, our sales and marketing staff consisted of approximately 450 people. The majority of our sales and marketing staff is located in Massachusetts with additional staff located in California, London, England, New York, New York and Sydney, Australia.

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

Other Consumer Protection Regulation and Privacy. The FTC and many state attorneys general are applying federal and state consumer protection laws to require that the online collection, use and dissemination of data, and the presentation of web site content, comply with certain standards for notice, choice, security and access. In many cases, the specific limitations imposed by these standards are subject to interpretation by courts and other governmental authorities, and courts may adopt these developments as law. The FTC has actively been bringing enforcement actions against companies from improperly disclosing personal information to third parties for targeted advertising purposes. Through these enforcement actions, the FTC is creating new substantive limitations on how companies are permitted to use and disclose information. The agency may also look to codify these new privacy requirements (and other data processing obligations) through its “Trade Regulation Rule on Commercial Surveillance and Data Security”. It began the formal process to develop this set of rules in 2022, and it is still ongoing. These new rules and future FTC enforcement/guidance may significantly impact our business depending on how the limitations the agency creates for the use of personal information for targeted advertising purposes. The FTC also has expanded its views of appropriate consent and related practices in an evolving manner. These practices as well as potential legislation at the state and federal level may restrict or prohibit behavioral advertising within the state. In the absence of a federal law pre-empting their enforcement, even individual state legislation would likely have the practical effect of regulating behavioral advertising nationwide because of the difficulties behind implementing state-specific policies. In addition, states are considering new and/or have implemented comprehensive privacy laws (such as the California Consumer Privacy Act) which may have an impact on how we can conduct our business. In addition, the European Union (“EU”) and its member states, the United Kingdom, Canada and numerous other countries have laws, rules and/or regulations dealing with the collection and use of personal information obtained from their citizens. Regulations have focused on, among other things, the collection, use, disclosure and security of information that may be used to identify or that actually identifies an individual, such as an e-mail address, a name, or in some cases, an IP address. These laws also provide consumers the right to access the information a company has collected on them, correct it, request that it be deleted, or to stop the sale of such information to third parties. Additionally, the EU requires informed consent for the placement of a cookie on a user device.

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

Intellectual Property

We regard our copyrights, domain names, trademarks, trade secrets and similar intellectual property as important to our success, and we rely upon copyright, trademark and trade secrets laws, as well as confidentiality agreements with our employees and others, and protective contractual provisions, to protect the proprietary technologies and content that we have developed. We pursue the registration of our material trademarks in the U.S. and elsewhere. Currently, our TechTarget and BrightTALK trademark and logo, as well as certain other marks and logos, are registered in the U.S. with the U.S. Patent and Trademark Office and in select foreign jurisdictions and we have applied for U.S. and foreign registrations for various other marks. In addition, we have registered over 1,675 domain names that are, or may be, relevant to our business, including “www.techtarget.com,” “www.knowledgestorm.com,” “www.bitpipe.com,” and those leveraging the “search” prefix used in the branding of many of our websites. We also incorporate a number of third party software products into our technology platform pursuant to relevant licenses. We use third party software to maintain and enhance, among other things, the content generation and delivery, and support our technology infrastructure. We are not substantially dependent upon these third party software licenses, and we believe the licensed software is generally replaceable, by either licensing or purchasing similar software from another vendor or building the software functions ourselves.

Human Capital Resources

As of December 31, 2023, we had approximately 960 full-time employees worldwide. None of our U.S. employees are represented by a labor union and only a small number of our international employees in the United Kingdom and France are represented by workers’ councils and have the benefits of collective bargaining agreements at the national and/or sector level. We have not experienced interruptions of operations or work stoppages due to labor disagreements. TechTarget is an innovative company in a dynamic environment that fosters a collaborative culture among its energetic, driven workforce. We value our employees, let them know the objectives and goals, challenge them, equip them with the right tools and resources to succeed, and then empower them to get the job done. At TechTarget, we give employees direct responsibility for generating results while allowing their ideas to be the catalyst for entirely new areas of opportunity. Our key human capital objectives in managing our business include attracting, developing and retaining top talent while integrating diversity, equity and inclusion principles and practices into our culture.

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

Seasonality

The timing of our revenues is affected by seasonal factors, with revenues generally lower during the first quarter relative to subsequent quarters in a given year. Our revenues are seasonal primarily as a result of the annual budget approval process of many of our customers, the normal timing at which our customers introduce new products, and the historical decrease in marketing and sales activity in summer months. The timing of revenues in relation to our expenses, much of which do not vary directly with revenues, has an impact on the cost of revenues, selling and marketing, product development and general and administrative expenses as a percentage of revenues in each calendar quarter during the year.

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

Risk Factor Summary

Risks related to our Business and Operations

•
Global economic and geopolitical events, such as inflation, monetary policy responses and changing interest rates, a recession or economic downturn, political violence, and instability, including geo-economic fragmentation, could adversely affect our results of operations and financial condition.
•
Economic conditions that result in financial difficulties for companies within the enterprise technology industry could adversely affect our results of operations and financial condition.
•
If we are unable to apply technology and data analytics effectively in driving value for our clients through technology-based solutions or gain internal efficiencies and effective internal controls through the application of technology and related tools, our operating results, client relationships, growth and compliance programs could be adversely affected.
•
If we are unable to deliver content and services that attract and retain our members and users, our ability to attract customers may be affected.
•
Our ability to attract visitors to our websites depends upon internet search engines. These visitors can become members and users. Changes to the prominence of our search engine results could negatively impact our business and operating results.
•
Our operations outside the U.S. expose us to risks different than those we face in the U.S.
•
We face significant competitive pressures in each of our businesses.
•
We may innovate or continue to build brand awareness which could harm our operating results.
•
Our success depends, in part, on our ability to retain qualified talent, including our senior management team.

Risks related to Acquisitions

•
Our ability to identify or successfully acquire and integrate businesses may result in our revenues declining or failing to grow.
•
We may fail to realize the anticipated benefits of our acquisitions or those benefits may take longer to realize than expected.

Risks Related to Data Privacy, Security and Intellectual Property Rights

•
We have limited protection of our intellectual property rights.
•
We could be subject to claims from third parties based on the content on our websites created by us and third parties. These claims could result in costly litigation, payment of damages or the need to revise the way we conduct our business.
•
Changes in laws and standards related to marketing, data collection and use, and the privacy of internet users could impact our ability to conduct our business and thereby decrease our revenue while imposing significant compliance costs on the Company.
•
The loss of personal, confidential and/or proprietary information due to our cybersecurity systems or the systems of our customers, vendors, or partners being breached could cause us to incur significant legal and financial exposure and liability, and materially adversely affect our business, operating results and reputation.

•
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
•
Our business depends on continued and unimpeded access to the internet by us and our members and users. If government regulations relating to the internet change, internet access providers may be able to block, degrade, or charge for access to certain of our products and services, which could lead to additional expenses and the loss of customers.
•
We may face risks associated with our use of certain artificial intelligence, machine learning, and large language models.

Risks Related to Our Financial Statements and General Corporate Matters

•
If we do not maintain proper and effective disclosure controls and procedures and internal control over financial reporting, our ability to produce accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business and investors’ views of us.
•
Our ability to raise capital in the future may be limited.
•
The impairment of a significant amount of goodwill and intangible assets on our balance sheet could result in a decrease in earnings and, as a result, our stock price could decline.
•
The trading price of our common stock is volatile and may decline substantially.
•
Our full year and quarterly operating results are subject to fluctuations, and these fluctuations may adversely affect the trading price of our common stock.
•
Provisions of our certificate of incorporation, bylaws and Delaware law could deter takeover attempts.
•
Our significant indebtedness could adversely affect our financial condition.
•
Taxing authorities may successfully assert that we should have collected, or in the future should collect, sales and use, value added, or similar taxes, and we could be subject to liability with respect to past or future sales, which could adversely affect our results of operations.
•
Changes in applicable tax laws could result in adverse tax consequences to the Company.
•
Future sales of our common stock in the public market could depress the market price of our common stock.
•
A limited number of stockholders have the ability to significantly influence the outcome of director elections and other matters requiring stockholder approval.

Risks Related to the Proposed Transaction

•
The proposed transaction may not be completed on the terms or timeline currently contemplated, or at all, and failure to complete the proposed transaction may result in material adverse consequences to our business and operations.
•
Each of TechTarget and the Informa Tech business will be subject to business uncertainties and contractual restrictions while the proposed transaction is pending that could adversely affect each of them.
•
Ownership interests will not be adjusted if there is a change in our value or the value of the Informa Tech business and their respective assets before the proposed transaction is completed.
•
The Transaction Agreement contains provisions that may discourage other companies from trying to acquire us.
•
We and New TechTarget will incur transaction-related costs in connection with the proposed transaction and the integration of the businesses.
•
Some of our and the Informa Tech business’s existing agreements contain change in control, anti-assignment or early termination rights that may be implicated by the proposed transaction, and some of our and the Informa Tech business’s customers may experience uncertainty associated with the proposed, which may limit New TechTarget’s business.
•
If the proposed transaction closes and does not qualify as a transaction described in Section 351 of the Internal Revenue Code, of 1968, as amended (the "Code"), our stockholders may be required to pay substantial U.S. federal income taxes.
•
If the proposed transaction closes, New TechTarget will be controlled by Informa. The interests of Informa may differ from the interests of other stockholders of New TechTarget.

•
Failure of the parties successfully to implement and operate under the Data Sharing Agreement between New TechTarget and Informa PLC could impact the potential benefits of the proposed transactions.
•
If the proposed transaction closes, the integration of TechTarget and the Informa Tech business following the closing will present challenges that may result in the anticipated benefits of the proposed transaction not being realized.

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

The U.S. and international economies have experienced inconsistent, unpredictable growth and a certain degree of instability, magnified at times by factors including changes in the availability of credit, inflation, volatile business and consumer confidence, unemployment, responses to public health crisis, including pandemics like COVID-19 and epidemics and geopolitical unrest, including from the impacts of the ongoing conflicts between Russia and Ukraine and in the Middle East. These and other macro‑economic conditions have contributed to unpredictable changes in the global economy and expectations of future global economic growth. Additionally, economic weakness in the U.S. and international markets has adversely affected our customers and their spending decisions, causing them to reduce or delay their purchases of our offerings, which has adversely affected and may continue to affect our business.

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

The Company derives a significant portion of its revenues from customers with billing addresses outside of the U.S. For the year ended December 31, 2023 approximately 33% of our revenues were derived from international geo-targeted campaigns, which are campaigns that are targeted at members who reside outside of North America. We have offices in the United Kingdom, France, Germany, Singapore and Australia. We also publish websites in Spanish, French, German, Portuguese and Chinese, targeting members worldwide who speak those languages.

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

Our ability to realize the anticipated benefits of our acquisitions will depend, to a large extent, on our ability to effectively integrate the acquired businesses with our business, which will be a complex, costly and time-consuming process. We will be required to devote significant management attention and resources to integrate the business practices and operations of the acquired businesses with ours. The integration process may disrupt our business and, if implemented ineffectively, could result in the full expected benefits of the acquisitions not being realized. The failure to meet the challenges involved in the integration process and to realize the anticipated benefits of the acquisitions could cause an interruption of, or a loss of momentum in, our operations and could adversely affect our business, financial condition and results of operations

Additional integration challenges could include:

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

We use e-mail as a significant means of communicating with our members. As with privacy law generally, the laws and regulations governing the use of e-mail for marketing purposes continues to evolve, and the growth and development of the market for commerce over the internet may lead to the adoption of additional legislation and/or changes to existing laws. If new laws or regulations are adopted, or existing laws and regulations are interpreted and/or amended or modified to impose additional restrictions on our ability to send e-mail to our members or potential members, we may not be able to communicate with them in a cost-effective manner. In addition to legal restrictions on the use of e-mail, internet service providers and others typically attempt to block the transmission of unsolicited e-mail, commonly known as “spam.” If an internet service provider or software program identifies e-mail from us as “spam,” we could be placed on a restricted list that would block our e-mail to members or potential members who maintain e-mail accounts with these internet service providers or who use these software programs. If we are unable to communicate by e-mail with our members and potential members as a result of legislation, blockage or otherwise, our business, operating results and financial condition could be harmed.

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

Overall privacy laws also are expanding in ways that may impact our business. In addition, there are new privacy laws that may impact our business operations in many states across the country. For example, the state of California has adopted a comprehensive privacy law, the California Consumer Privacy Act (“CCPA”), which took effect in January 2020 and became enforceable in July 2020. Additionally, as of January 1, 2023, the California Privacy Rights Act, or the CPRA, significantly modified the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. In addition to California, other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Additional states likely will pass similar laws in the future. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data. Some of these applicable privacy laws may impose additional costs and obligations on us and may impact our ability to conduct our business. States also are reviewing other categories of privacy laws, addressing certain practices (such as marketing), collection of certain data (e.g., biometrics or children’s data) or otherwise addressing privacy concerns in various ways. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products. We may be required to devote substantial resources to implement and maintain compliance with these, and noncompliance with these laws could result in regulatory investigations and fines or private litigation.

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

In addition, there are new and evolving requirements being imposed on the transfer of personal data from other countries to the United States, particularly transfers from the European Union. For certain data transfers and processing activities between the EU and the U.S., our company had relied in part on the EU-U.S. Privacy Shield Framework (“the EU Privacy Shield”). The Company self-certified to the EU Privacy Shield and Swiss Privacy Shield most recently on February 23, 2021. On July 16, 2020, however, the Court of Justice of the European Union (“CJEU”) invalidated the EU Privacy Shield. The CJEU upheld the adequacy of EU Standard Contractual Clauses (“SCCs”) issued by the European Commission for the transfer of personal data to data processors established outside of the EU, however, the court made clear that reliance on SCCs alone may not necessarily be sufficient in all circumstances and that their use must be assessed on a case-by-case basis taking into account the surveillance laws and right of individuals in the destination country. The CJEU’s decision took effect immediately.

In October 2022, President Biden signed an executive order to implement the E.U.-U.S. Data Privacy Framework, which would serve as a replacement to the E.U.-U.S. Privacy Shield. The European Union initiated the process to adopt an adequacy decision for the E.U.-U.S. Data Privacy Framework in December 2022 and the European Commission adopted the adequacy decision on July 10, 2023. The adequacy decision will permit U.S. companies who self-certify to the E.U.-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the E.U. to the U.S. The Company has certified to the EU-U.S. Data Privacy Framework (“DPF”), the successor to the EU Privacy Shield, as well as the Swiss-U.S. DPF and UK Extension to the DPF. However, some privacy advocacy groups have already suggested that they will be challenging the DPF. If these challenges are successful, they may not only impact the DPF, but also further limit the viability of the standard contractual clauses and other data transfer mechanisms. The uncertainty around this issue has the potential to impact any future business we may have at the international level.

In order to continue receiving personal data from the United Kingdom following Brexit, the Company may be required to meet standards for cross-border transfer imposed by the UK itself. As with other issues related to Brexit, there are open questions about how personal data will be protected in the UK and whether personal information can transfer from the EU to the UK. Following the withdrawal of the U.K. from the EU, the U.K. Data Protection Act 2018 applies to the processing of personal data that takes place in the U.K. and includes parallel obligations to those set forth by GDPR. While the Data Protection Act of 2018 in the United Kingdom that “implements” and complements the European Union General Data Protection Regulation, or GDPR, has achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it is still unclear whether transfer of data from the European Economic Area, or EEA, to the United Kingdom will remain lawful under GDPR. The United Kingdom government has already determined that it considers all European Union and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the United Kingdom to the European Union/EEA remain unaffected. In addition, a recent decision from the European Commission appears to deem the UK as being “essentially adequate” for purposes of data transfer from the EU to the UK, although this decision may be re-evaluated in the future. The UK and the United States also have agreed on a framework for personal data to be transferred between the UK and the United States, called the U.K.-U.S. Data Bridge. The U.K.-U.S. Data Bridge may be challenged in the future. Continuing uncertainty about these data transfers, including the possibility of future changes, may impact our business operations.

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

In addition to the changes in the legal environment related to advertising, we also work with our partners to deliver targeted advertisements based on members, user, and website visitors’ perceived commercial interests. Many of our users voluntarily provide us with contact and other information when they visit our websites. We may utilize data from third party sources to augment our user profiles and marketing databases so we are better able to personalize content, enhance our analytical capabilities, better target our marketing programs, and better qualify leads for our partners. If changes in user sentiment regarding the sharing of information results in a significant number of visitors to our websites refusing to provide us with contact and other information, our ability to personalize content for our users and provide targeted marketing solutions for our partners would be impaired. If our users choose to opt-out of having their data used for behavioral targeting, it would be more difficult for us to offer targeted marketing programs for our partners. If we are unable to acquire data from third party sources for whatever reason, or if there is a marked increase in the cost of obtaining such data, our ability to personalize content and provide marketing solutions could be negatively impacted.

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

We have acquired assets and businesses over time, some of which have resulted in the recording of a significant amount of goodwill and/or intangible assets on our consolidated financial statements. We had $194.1 million of goodwill and $89.2 million of net intangible assets as of December 31, 2023. The goodwill was recorded because the fair value of the net tangible assets and/or intangible assets acquired was less than the purchase price. We may not realize the full value of the goodwill and/or intangible assets. We evaluate goodwill and other intangible assets with indefinite useful lives for impairment on an annual basis or more frequently if events or circumstances suggest that the asset may be impaired. We did not have any intangible assets, other than goodwill, with indefinite lives as of December 31, 2023. We evaluate other intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount of those assets may not be recoverable. If goodwill or other intangible assets are determined to be impaired, we will write-off the unrecoverable portion as a charge to our earnings. If we acquire new assets and businesses in the future, as we intend to do, we may record additional goodwill and/or intangible assets. The possible write-off of the goodwill and/or intangible assets could negatively impact our future earnings and, as a result, the market price of our common stock could decline.

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

We have experienced fluctuations in our full year and quarterly revenues and operating results. Our revenues and operating results may fluctuate from quarter to quarter due to a number of factors described in this Risk Factors section, many of which are outside of our control. Specifically, our results could be impacted quarter by quarter by changes in the spending priorities and marketing budget cycles of customers; the addition or loss of customers; the addition of new sites and services by us or our competitors; and seasonal fluctuations in marketing spending, based on product launch schedules, annual budget approval processes for our customers and the historical decrease in marketing spending in the summer months and the accounting and tax implications of induced conversion transactions in the Notes (as defined below). Due to the foregoing as well as other risks described in this Risk Factors section, our results of operations in one or more quarters may fall below the expectations of investors and/or securities analysts. In such an event, the trading price of our common stock is likely to decline.

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

At December 31, 2023, we had $3 million in aggregate principal amount of 0.125% convertible senior notes due 2025 (the “2025 Notes”) and $414 million in aggregate principal of 0.0% convertible senior notes due 2026 (the “2026 Notes” and together with the 2025 Notes, the “Notes”) outstanding. The significant amount of indebtedness we carry and may carry in the future could limit our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements, stock repurchases or other purposes.

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

Our directors, executive officers and significant stockholders beneficially own approximately 15.4 million shares of our common stock, which represents approximately 54% of our outstanding shares as of December 31, 2023. In addition, approximately 8.3 million shares of our common stock are reserved for issuance upon the exercise of stock options, the vesting of restricted stock, shares purchased through the TechTarget, Inc. 2022 Employee Stock Purchase Plan (the “ESPP”) and upon conversion of our Notes. If these additional shares are sold, or if it is perceived that they will be sold in the public market, the trading price of our common stock could decline substantially.

A limited number of stockholders have the ability to significantly influence the outcome of director elections and other matters requiring stockholder approval.

Our directors, executive officers and significant stockholders beneficially own approximately 54% of our outstanding common stock as of December 31, 2023. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the election of directors, the amendment of our certificate of incorporation and bylaws and the approval of mergers or other business combination transactions. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by other stockholders.

Risks Related to the Proposed Transaction

The proposed transaction may not be completed on the terms or timeline currently contemplated, or at all, and failure to complete the proposed transaction may result in material adverse consequences to our business and operations.

The proposed transaction is subject to several closing conditions, including the adoption of the Transaction Agreement and approval of the proposed transaction by our stockholders, the effectiveness of a registration statement relating to the registration of the issuance of the New TechTarget common stock in the proposed transaction, the approval of the listing of the New TechTarget common stock on Nasdaq, and the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, or the HSR Act. If any one of these conditions is not satisfied or waived, the proposed transaction may not be completed. There is no assurance that the proposed transaction will be completed on the terms or timeline currently contemplated, or at all.

Under the Transaction Agreement, the parties’ obligations to complete the proposed transaction are conditioned on the expiration or termination of the applicable waiting period under the HSR Act.

If our stockholders do not adopt the Transaction Agreement and approve the proposed transaction or if the proposed transaction is not completed for any other reason, we would be subject to a number of risks, including the following:

•
our stockholders will not become stockholders of New TechTarget and therefore will not realize the anticipated benefits of the proposed transaction, including any anticipated synergies from combining New TechTarget and the Informa Tech business;
•
we may be required to pay the Termination Fee, which is $40,000,000 (subject to adjustment down to $30,000,000 in certain circumstances), if the Transaction Agreement is terminated: (i) in connection with our entry into an agreement with respect to a Toro Superior Proposal (as defined in the Transaction Agreement) prior to us receiving stockholder approval of the proposed transaction, or (ii) termination by Informa upon a Toro Change in Recommendation (as defined in the Transaction Agreement); and
•
the trading price of our common stock may experience increased volatility to the extent that the current market prices reflect a market assumption that the Transactions will be completed.

The occurrence of any of these events individually or in combination could have a material adverse effect on our results of operations or the trading price of our common stock. We are also exposed to general competitive pressures and risks, which may be increased if the proposed transaction is not completed.

Each of TechTarget and the Informa Tech business will be subject to business uncertainties and contractual restrictions while the proposed transaction is pending that could adversely affect each of them.

Uncertainty about the effect of the proposed transaction on employees, customers and suppliers may have an adverse effect on either or both of us and the Informa Tech business, regardless of whether the proposed transaction is eventually completed, and, consequently, on New TechTarget. These uncertainties may impair our and the Informa Tech business’s ability to attract, retain and motivate key personnel until the proposed transaction is completed, or the Transaction Agreement is terminated, and for a period of time thereafter, and could cause customers, suppliers and others that deal with us or the Informa Tech business to seek to change or discontinue existing business relationships with us or the Informa Tech Business.

Employee retention and recruitment may be particularly challenging for us and the Informa Tech business during the pendency of the proposed transaction, as employees and prospective employees may experience uncertainty about their future roles with New TechTarget. For each of us and the Informa Tech business, the departure of existing key employees or the failure of potential key employees to accept employment with New TechTarget, despite our and the Informa Tech business’s retention and recruiting efforts, could have a material adverse impact on our and New TechTarget’s business, financial condition and operating results, regardless of whether the Transactions are eventually completed.

The pursuit of the proposed transaction and the preparation for the integration of our business and the Informa Tech business have placed, and will continue to place, a significant burden on our management and internal resources and the management and internal resources of the Informa Tech business. There is a significant degree of difficulty and management distraction inherent in the process of closing the proposed transaction and integrating our business and the Informa Tech business, which could cause an interruption of, or loss of momentum in, the activities of each of the existing businesses, regardless of whether the proposed transaction is eventually completed. Before and immediately following the closing of the proposed transaction, the management teams of TechTarget and the Informa Tech Business will be required to devote considerable amounts of time to this integration process, which will decrease the time they will have to manage their respective existing businesses, service existing customers, attract new customers and develop new products, services or strategies. One potential consequence of such distractions could be the failure of management to realize other opportunities that could be beneficial to TechTarget or the Informa Tech Business, respectively. If TechTarget’s or the Informa Tech Business’s senior management is not able to effectively manage the process leading up to and immediately following the Closing, or if any significant business activities are interrupted as a result of the integration process, the business of TechTarget or the Informa Tech Business could suffer.

In addition, the Transaction Agreement restricts TechTarget and Informa (with respect to the Informa Tech Business) from taking specified actions without the consent of the other until the Transactions are consummated or the Transaction Agreement is terminated. These restrictions may prevent TechTarget and Informa (with respect to the Informa Tech Business) from pursuing otherwise attractive business opportunities and making other changes to their businesses before completion of the Transactions or termination of the Transaction Agreement.

Ownership interests will not be adjusted if there is a change in our value or the value of the Informa Tech business and their respective assets before the proposed transaction is completed.

The shares of New TechTarget common stock to be received by Informa and our former stockholders in connection with the proposed transaction will not be adjusted if there is a change in the value or assets of our business or the Informa Tech business prior to the consummation of the proposed transaction. Upon the consummation of the proposed transaction, our former stockholders will receive one share of New TechTarget common stock and the per share cash consideration for each share of our common stock. The number of shares of New TechTarget common stock such stockholders receive is fixed and will not be adjusted if there are any decreases or increases in the trading price of our common stock prior to the closing of the proposed transaction. As such, the value of the shares of our common stock exchanged for New TechTarget common stock in the proposed transaction may be higher or lower than the value of such shares at an earlier date, but the number of shares of New TechTarget common stock received by our former stockholders will remain at one share of New TechTarget common stock for each share of our common stock. However, TechTarget stockholders will receive increased cash consideration to the extent that the EBITDA of the contributed Informa Tech businesses for the 12-month period ended December 31, 2023 is less than certain thresholds specified in the Transaction Agreement.

The Transaction Agreement contains provisions that may discourage other companies from trying to acquire us.

The Transaction Agreement contains provisions that may discourage third parties from submitting business combination proposals to us that might result in greater value to our stockholders than the proposed transaction. The Transaction Agreement generally prohibits us from soliciting any competing acquisition proposal. In addition, if the Transaction Agreement is terminated by us or Informa in circumstances that obligate us to pay the termination fee provided for in the Transaction Agreement, our financial condition may be adversely affected as a result of such payment, which might deter third parties from proposing alternative business combination proposals.

We and New TechTarget have incurred and will continue to incur transaction-related costs in connection with the proposed transaction and the integration of the businesses.

We have incurred transaction-related costs in connection with the proposed transaction and both we and New TechTarget will incur costs in connection with the integration of our business and the Informa Tech business. There are many systems that must be integrated, including information management, purchasing, accounting and finance, sales, billing, payroll and benefits, fixed asset and lease administration systems and regulatory compliance. TechTarget and the Informa Tech business are in the early stages of assessing the magnitude of these costs and, therefore, are not able to provide estimates of these costs. Moreover, many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. These expenses could, particularly in the near term, reduce the cost synergies that New TechTarget expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost synergies related to the integration of the businesses following the completion of the proposed transaction, and accordingly, any net synergies may not be achieved in the near term or at all. These integration expenses may result in New TechTarget taking significant charges against earnings following the completion of the proposed transaction. Some of these costs and expenses will be incurred even if the proposed transaction are not consummated.

Some of our and the Informa Tech business’s existing agreements contain change in control, anti-assignment or early termination rights that may be implicated by the proposed transaction, and some of our and the Informa Tech business’s customers may experience uncertainty associated with the proposed transaction, which may limit New TechTarget’s business.

Parties with which we and the Informa Tech business currently do business or may do business in the future, including customers and suppliers, may experience uncertainty associated with the proposed transaction, including with respect to current or future business relationships with us, the Informa Tech business, and New TechTarget. As a result, our business relationships and the business relationships of the Informa Tech business may be subject to disruptions if customers, suppliers, or others attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us, the Informa Tech business, and New TechTarget. For example, certain customers, vendors and other counterparties have contractual consent rights that are, and may have contractual termination rights that could be, triggered by a change of control. These disruptions could impact our and the Informa Tech business’s relationships with existing customers and preclude us or them from attracting new customers, all of which could have a material adverse effect on our or New TechTarget’s business, financial condition and results of operations, cash flows, or share price. The effect of such disruptions could be exacerbated by a delay in the consummation of the proposed transaction.

If the proposed transaction closes and does not qualify as a transaction described in Section 351 of the Code, our stockholders may be required to pay substantial U.S. federal income taxes.

The proposed transaction is intended to qualify as a transaction described in Section 351 of the Code, and we, New TechTarget and Informa intend to report the proposed transaction consistent with such qualification. However, it is not a condition to our or Informa’s obligation to complete the proposed transaction that the proposed transaction qualify as a transaction described in Section 351 of the Code, or that we or Informa receive an opinion from counsel to that effect. We and Informa have not sought, and will not seek any ruling from the Internal Revenue Service regarding any matters relating to the proposed transaction, and as a result, there can be no assurance that the Internal Revenue Service will agree that the proposed transaction qualifies as a transaction described in Section 351 of the Code or would not assert, or that a court would not sustain, a position contrary to the treatment of the proposed transaction as a transaction described in Section 351 of the Code. If the Internal Revenue Service or a court determines that the proposed transaction do not qualify as a transaction described in Section 351 of the Code, a holder of our common stock generally would recognize taxable gain or loss upon the exchange of our common stock for New TechTarget common stock pursuant to the proposed transaction.

If the proposed transaction closes, New TechTarget will be controlled by Informa. The interests of Informa may differ from the interests of other stockholders of New TechTarget.

Immediately following the closing of the proposed transaction, Informa will beneficially own 57% of the fully diluted shares of New TechTarget common stock. Under the Stockholders Agreement to be entered into in connection with the proposed transaction, Informa will have the right to acquire additional equity securities of New TechTarget pursuant to pre-agreed procedures, preemptive rights and percentage maintenance rights.

Through its ownership of at least a majority of the shares of New TechTarget common stock and the provisions set forth in the charter and bylaws of New TechTarget and the Stockholders Agreement, Informa will have the ability to designate and elect a majority of the directors of the New TechTarget Board of Directors. The Stockholders Agreement provides that, for so long as Informa beneficially owns more than 50% of the outstanding shares of New TechTarget common stock, to the extent permitted by applicable law, unless otherwise agreed to in writing by Informa HoldCo, New TechTarget will avail itself of available “Controlled Company” exemptions to the corporate governance listing standards of Nasdaq (in whole or in part, as requested by Informa HoldCo) that would otherwise require New TechTarget to have (i) a majority of the board of directors consist of independent directors, (ii) a nominating/corporate governance committee that is composed solely of independent directors and (iii) a compensation committee that is composed solely of independent directors.

Under the Stockholders Agreement, the New TechTarget Board will initially consist of nine directors, including three directors not designated by Informa, five directors designated by Informa (one of whom will be the Chair), and the Chief Executive Officer of New TechTarget, who is expected to be the current Chief Executive Officer of Informa Tech. Pursuant to the terms of the Stockholders Agreement, Informa will have the right to consent to certain material actions of New TechTarget and its subsidiaries for so long as it maintains certain ownership percentages, including over certain mergers and acquisitions, sales of assets, the incurrence of indebtedness, issuances of securities and the termination of the employment or the appointment of a new Chief Executive Officer of New TechTarget. For as long as Informa beneficially owns a majority of the outstanding shares of New TechTarget common stock, Informa will also have control over all other matters submitted to stockholders for approval, including changes in capital structure, transactions requiring stockholder approval under Delaware law and corporate governance, subject to the terms of the Stockholders Agreement relating to Informa’s agreement to vote in favor of director nominees not designated by Informa and to proposals by Informa to acquire all of the shares of New TechTarget common stock held by non-Informa stockholders.

Among other things, Informa’s control could delay, defer, or prevent a sale of New TechTarget that New TechTarget’s other stockholders support, or, conversely, this control could result in the consummation of such a transaction that other stockholders do not support. This concentrated control could discourage a potential investor from seeking to acquire New TechTarget common stock and, as a result, might impact the market price of New TechTarget common stock.

Failure of the parties successfully to implement and operate under the Data Sharing Agreement between New TechTarget and Informa PLC could impact the potential benefits of the proposed transactions.

The Transaction Agreement provides for a Data Sharing Agreement between New TechTarget and Informa PLC to become effective following the closing of the proposed transaction. Among other things, the Data Sharing Agreement will allow New TechTarget and Informa PLC to share data across each entity. If the parties are unsuccessful at implementing and operating under the Data Sharing Agreement, some of the potential benefits contemplated in connection with the proposed transaction might not be realized.

If the proposed transaction closes, the integration of TechTarget and the Informa Tech business following the closing will present challenges that may result in the anticipated benefits of the proposed transaction not being realized.

The proposed transaction involves the combination of businesses that currently operate as independent businesses. New TechTarget will be required to devote management attention and resources to integrating its business practices and operations, and prior to the proposed transaction, management attention and resources will be required to plan for such integration. Potential difficulties New TechTarget may encounter in the integration process include the following:

•
the inability to successfully integrate the businesses, including operations, technologies, products and services, in a manner that permits New TechTarget to achieve the cost savings and revenue synergies anticipated to result from the proposed transaction, which could result in the anticipated benefits of the proposed transaction not being realized partly or wholly in the time frame currently anticipated or at all;
•
lost sales and customers as a result of certain customers of any of the businesses deciding not to do business with New TechTarget, or deciding to decrease their amount of business in order to reduce their reliance on a single company;
•
the necessity of coordinating geographically separated organizations, systems and facilities;
•
potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the proposed transaction;
•
integrating personnel with diverse business backgrounds and business cultures, while maintaining focus on providing consistent, high-quality products and services;
•
consolidating and rationalizing information technology platforms and administrative infrastructures as well as accounting systems and related financial reporting activities and difficulty implementing effective internal controls over financial reporting and disclosure controls and procedures in particular; and
•
preserving important relationships of us and the Informa Tech business and resolving potential conflicts that may arise.

Furthermore, it is possible that the integration process could result in us or the Informa Tech business losing key employees or skilled workers. The loss of key employees and skilled workers could adversely affect New TechTarget’s ability to successfully conduct its business because of their experience and knowledge of our businesses and the Informa Tech business. In addition, New TechTarget could be adversely affected by the diversion of management’s attention and any delays or difficulties encountered in connection with the integration of our business and the Informa Tech business. The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more of our and the Informa Tech business’s segments. If New TechTarget experiences difficulties with the integration process, the anticipated benefits of the proposed transaction may not be realized fully or at all, or may take longer to realize than expected. These integration matters could have an adverse effect on the business, results of operations, financial condition or prospects of New TechTarget during this transition period and for an undetermined period after completion of the proposed transaction.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

As is the case for all companies in our industry or with a significant digital presence, we are periodically subject to cyberattacks and other cyber incidents and, therefore, cybersecurity is an integral component of our overall enterprise information security program. We have adopted a multi-layered framework to secure our networks, systems, devices, products and services while also assessing, identifying, and managing cybersecurity risks. That framework is designed to help protect our information assets, operations, and resources from internal and external cyber threats by understanding and seeking to mitigate risks while ensuring business resiliency from unauthorized access or attack. Our cybersecurity policies, standards, and procedures include security risk assessments for high priority systems, third party compliance assessments for external vendors and suppliers, and incident management and breach response plans. which are influenced by, and periodically assessed against, recognized cybersecurity frameworks. Our incident management policy is designed to help prevent, manage, and coordinate our response to, and recovery from, potential and confirmed cybersecurity incidents and includes processes to triage, assess the severity of, escalate, contain, investigate and remediate incidents, as well as comply with applicable legal obligations.

We seek to enhance our policies and practices to protect our platforms, adapt to changes in regulations, identify potential and emerging security risks and develop mitigation strategies for those risks. For example, we conduct regular risk assessments at planned intervals for high priority systems and/or applications to identify and analyze threats and vulnerabilities, identify controls, identify risk ratings and likelihood and level of potential impact, and provide recommendations for risk reduction, mitigation, acceptance, and avoidance. As part of our overall risk mitigation strategy, we also maintain cyber liability insurance coverage; however, such insurance coverage may not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related breaches.

We regularly engage external parties, including consultants, auditors, and cybersecurity service providers to enhance our cybersecurity oversight. For example, we maintain an ISO 27001 certification for our BrightTALK platform and obtained a SOC 2, Type II report for our Priority Engine platform. These third-party assessments are evaluated and updated regularly. Additionally, we utilize various external parties and tools to assist us with annual penetration testing, cybersecurity and related training, vulnerability and patch management, threat detection and response, and information technology general controls.

In order to oversee and identify risks from cybersecurity threats associated with our use of third-party service providers, we have a third-party risk management and assessment program designed to help protect against the misuse of information technology, data, and systems by third parties and business partners generally requiring third-party service providers to complete a security risk assessment, with certain high priority third-party providers undergoing annual risk assessments to determine if they have experienced any changes that could impact their security risk. If any critical risks are identified, we may perform a compliance audit of the third-party to further document findings and to recommend corrective actions.

As of the date of this report, we are not aware of any cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, as discussed under "Item 1A. Risk Factors," specifically the risk titled “The loss of personal, confidential, and/or proprietary information due to our cybersecurity systems or the systems of our customers, vendors, or partners being breached could cause us to incur significant legal and financial exposure and liability, and materially adversely affect our business, operating results and reputation,” the sophistication of cyber threats continues to increase, and the preventative actions we take to reduce the risk of cyber incidents and protect our systems and information may be insufficient. Accordingly, no matter how well our controls are designed or implemented, we will not be able to anticipate all security breaches, and we may not be able to implement effective preventive measures against such security breaches in a timely manner.

Cybersecurity Governance and Oversight

Our Board of Directors provides oversight over cybersecurity risk. Our Board of Directors receives and provides feedback on periodic updates from management regarding cybersecurity and is notified between such updates regarding significant new cybersecurity incidents, if any. Our Board of Directors also receives periodic briefings on cyber-related issues and accomplishments including, among other things, reviewing key elements of our cybersecurity program, ongoing training initiatives and awareness programs, occurrence of any incidents, and updates regarding third-party certifications and assessments.

We have a Privacy and Security Executive Taskforce (“Taskforce”) consisting of executive-level leaders that meets periodically to, among other things, review global trends in privacy, security, and compliance, identify key projects and resource needs, and review operational privacy and security statistics and metrics. Additionally, our Chief Technology Officer (“CTO”) is a member of the Taskforce and manages and oversees a team (the “IT Security Team”) that is responsible for leading company-wide cybersecurity efforts. The IT Security Team works with various business units and departments, including legal, product development, and operations, to help set standards, policies, and processes. Our CTO along with key members of his IT Security Team have worked in the information security field for many years and are actively involved in our cybersecurity efforts. Our internal audit function also provides independent testing on aspects of the operations of our cybersecurity program and the supporting control framework and reports the results of these audits in reports to our Audit Committee.

In an effort to deter and detect cyber threats, we periodically provide all full- and part-time employees with a data privacy, cybersecurity, and incident response training and compliance program, which covers timely and relevant topics, including phishing, malware, password security, confidential data protection, asset use and mobile security, and educates all employees on the importance of reporting all incidents immediately to the company’s dedicated Incident Management Team. We also use technology-based tools to mitigate cybersecurity risks to bolster our employee based cybersecurity programs.

Item 2. Properties

As of December 31, 2023, we are leasing approximately 68,000 square feet of office space for our global headquarters in Newton, Massachusetts, through December 31, 2029. The Company has an option to extend the term for an additional five-year period subject to certain terms and conditions. Additionally, we have smaller leased offices throughout North America, Europe, Asia and Australia.

Item 3. Legal Proceedings

We are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened litigation against us that could have a material adverse effect on our business, operating results or financial condition.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the Nasdaq Global Market under the trading symbol “TTGT”.

Holders

As of February 24, 2024, according to our transfer agent’s records there were 62 common stockholders of record.

Dividends

We did not declare or pay any cash dividends on our common stock during the three most recent fiscal years. Under the Transaction Agreement, we may not declare, set aside, authorize, or pay any further dividend or other distribution (whether in cash, stock, or property or any combination thereof) in respect of any shares of capital stock or other equity interests, without obtaining Informa’s approval (which may not be unreasonably withheld, conditioned, or delayed).

As such, future dividends will depend upon our financial condition, operating results, cash needs and growth plans, restrictive covenants in our debt agreements, and other factors deemed relevant by our Board of Directors, including, as relevant, Informa’s approval. There can be no assurances that dividends will be declared in the future.

Stock Performance Graph

The following graph compares the cumulative total return to stockholders of our common stock for the period from December 31, 2018 to December 31, 2023, to the cumulative total return of the Russell 2000 Index and the S&P 500 Media Industry Index for the same period. This graph assumes investment of $100 on December 31, 2018 in our common stock, the Russell 2000 Index and the S&P 500 Media Industry Index and assumes any dividends are reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$900
$800
$700
$600
$500
$400
$300
$200
$100
$0
12/18
12/19
12/20
12/21
12/22
12/23
TechTarget Inc
Russell 2000
S&P 500 Media

*$100 invested on 12/31/18 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2024 Standard & Poor's, a division of S&P Global. All rights reserved.
Copyright© 2024 Russell Investment Group. All rights reserved.

COMPARATIVE STOCK PERFORMANCE

Among TechTarget, Inc.,

the Russell 2000 Index and

the S&P 500 Media Industry Index

	12/18	12/19	12/20	12/21	12/22	12/23
TechTarget Inc.	$100.00	$213.76	$484.11	$783.46	$360.85	$285.50
Russell 2000	$100.00	$125.52	$150.58	$172.90	$137.56	$160.85
S&P 500 Media Industry	$100.00	$134.98	$155.65	$156.18	$109.34	$131.76

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

Purchases of Equity Securities by the Issuer

In November 2022, we announced that the Board of Directors approved a repurchase program which authorized management to purchase up to $200.0 million shares of our common stock or convertible senior notes from time to time on the open market or in privately negotiated transactions with an expiration in November of 2024. We did not repurchase any common stock or convertible senior notes under this program during the three months ended December 31, 2023. As of December 31, 2023, $92.9 million remained available under the November 2022 Repurchase Program. We are restricted from making any such repurchases during the period between the execution of the Transaction Agreement and the closing of the proposed transaction without Informa’s approval (which may not be unreasonably withheld, conditioned, or delayed).

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

We had approximately 31.8 million and 30.2 million registered members and users, which we refer to as our “audiences”, as of December 31, 2023 and 2022, respectively. While the size of our audiences does not provide direct insight into our customer numbers or our revenue, we believe the value of the services we sell to our customers is a direct result of the breadth and reach of this content footprint. This footprint creates the opportunity for our clients to gain business leverage by targeting our audiences through customized marketing programs. Likewise, the behavior exhibited by these audiences enables us to provide our customers with data products to improve their marketing and sales efforts. The targeted nature of our audiences enables B2B technology companies to reach a specialized audience efficiently because our content is highly segmented and aligned with the B2B technology companies’ specific products.

Through our ability to identify, reach and influence key decision makers, we have developed a broad customer base and, in 2023, delivered marketing and sales services programs to approximately 2,600 customers.

Transaction Agreement

On January 10, 2024, we announced that we had entered into the Transaction Agreement with Informa, New TechTarget, Toro Acquisition Sub, LLC (“Merger Sub”), Informa US Holdings Limited (“Ivory HoldCo”) and Informa Intrepid Holdings Inc (“Informa Tech”), pursuant to which, among other things, (i) Ivory HoldCo will contribute all of the issued and outstanding shares of capital stock of Informa Tech, plus $350 million in cash (subject to certain adjustments set forth in the Transaction Agreement for changes in net working capital of Informa Tech and in respect of EBITDA and certain non-current liabilities) to New TechTarget in exchange for New TechTarget common stock, (ii) Merger Sub will merge with and into TechTarget with TechTarget surviving the merger as a direct wholly owned subsidiary of New TechTarget (the “Merger”) and (iii) as a result of the Merger, each issued and outstanding share of our common stock will be converted (subject to certain exceptions) into the right to receive one share of New TechTarget common stock and a pro rata share of an amount in cash equal to $350 million plus the amount of the EBITDA adjustment (as defined in the Transaction Agreement), if any, which per share cash consideration amount is estimated as of the date of the Transaction Agreement to be approximately $11.79 per share of Common Stock.

Immediately following the closing of the proposed transaction, Informa and its affiliates will collectively own 57% of the outstanding New TechTarget common stock (on a fully diluted basis) and our stockholders will own the remaining outstanding New TechTarget common stock.

We will be required to pay Informa a termination fee between $30.0 and $40.0 million if the Transaction Agreement is terminated under certain specified circumstances, including termination by us in connection with our entry into an agreement with respect to a Toro Superior Proposal (as defined in the Transaction Agreement) prior to us receiving stockholder approval of the proposed transaction, or termination by Informa upon a Toro Change in Recommendation (as defined in the Transaction Agreement). The consummation of the proposed transaction is expected to occur in the second half of 2024 and remains subject to customary closing conditions, including satisfaction of certain regulatory approvals, approval by our stockholders and other customary closing conditions.

Executive Summary

Revenue

Our total revenues for the year ended December 31, 2023 decreased approximately $67.5 million, to $230.0 million, or 23% compared with the same period in 2022. We saw a decrease in customer spend across our product suite. Revenue from our Priority Engine™ products decreased 29% to $49.4 million in 2023, compared to 2022.

Adjusted Revenue

We define Adjusted Revenue as the sum of revenue and the impact of fair value adjustments to acquired unearned revenue related to services billed by an acquired company prior to its acquisition. Adjusted Revenue is a non-GAAP financial measure that management uses to evaluate growth of the business period over period, excluding the impact of adjustments due to purchase accounting. Adjusted Revenue should be considered in addition to Revenue, but should not be considered a substitute for, or superior to, Revenue. In addition, our definition of Adjusted Revenue may not be comparable to the definitions as reported by other companies. We believe that it is important to evaluate growth on this basis. In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination as if it had originated the contracts. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption is permitted. We adopted this accounting standard update on January 1, 2023 and it had no material effect on the Company’s consolidated financial statements and as a result expect Adjusted Revenue to be consistent with GAAP revenue moving forward.

The following table presents a reconciliation of Adjusted Revenue:

	Years Ended December 31,
	2023	2022
Revenue	$229,963	$297,488
Impact of fair value adjustment on acquired unearned revenue	—	1,676
Adjusted revenue	$229,963	$299,164
Revenue percentage change	(23)%
Adjusted revenue percentage change	(23)%

Longer-term contracts amounted to 37% of our revenue in 2023, which is down 4% from 41% in 2022. The amount of revenue that we derived from longer-term contracts in 2023 decreased by approximately $37.7 million, a decrease of 31% compared to the amount that we recognized in 2022.

Gross profit percentage was 67%, 74%, and 73% for the years ended December 31, 2023, 2022 and 2021, respectively. Gross profit decreased by $64.6 million for fiscal 2023 as compared to fiscal 2022, mainly due to the decrease in revenue compared to the same period a year ago.

Business Trends

The following discussion highlights key trends affecting our business.

•
Macro-economic Conditions and Industry Trends. Because most of our customers are B2B technology companies, the success of our business is intrinsically linked to the health, and subject to the market conditions, of the IT industry. Despite the current uncertainty in the economy, there are several factors indicating positive IT spending over the next few years is likely. We believe there are several IT catalysts such as AI, security, data analytics, and cloud migrations, to name a few. Our growth continues to be driven in large part by the return on the investments we made in our data analytics suite of products, which continues to drive market share gains for us. While we will continue to invest in this growth area, management will also continue to carefully control discretionary spending such as travel and entertainment, and the filling of new and replacement positions, in an effort to maintain profit margins and cash flows. Our business has been and is likely to continue to be impacted by macro-economic conditions. Because our customers are B2B technology companies, the success of our business is intrinsically linked to the health and market conditions of the enterprise technology industry. We have continued to see weakness within this market. This reflects the macro technology environment in which customers remain cautious regarding their sales and marketing investment levels. We expect this dynamic to continue throughout 2024 because of uncertainty surrounding inflation, interest rates, the presidential election and geopolitical issues internationally.
•
Customer Demographics. In the year ended December 31, 2023,revenues from our legacy global customers (a static cohort comprised of our 10 historically largest on premises hardware technology companies), decreased by approximately 19%, compared to the prior year. Revenues from our remaining customers decreased 24% from the prior year. The metric measures the year-over-year increase or decrease in GAAP revenue from this cohort of customers and is calculated by dividing the GAAP revenue from this cohort of customers for the current year by the GAAP revenue from this cohort of customers for the prior year. We use this information to monitor customer concentration trends within our business, which we deem an important metric for evaluating revenue diversification.

Our key strategic initiatives include:

•
Geographic – During 2023, approximately 33% of our revenues were derived from international geo-targeted campaigns. We continue to focus on growing our international footprint. We expect that during 2024, international revenue will be consistent with 2023 levels as a percent of total revenue.
•
Product – Purchase intent data continues to drive our product road strategy. During 2024, we intend to improve upon our features by continuing to enhance our integrations, account based scoring and intent feeds among other strategic objectives. Additionally, we will continue to refine IntentMail AITM which was launched in December 2023, which is Priority Engine’s AI-powered messaging feature, which enables sellers to automatically generate personalized email copy.

Sources of Revenues

Revenues for the twelve-month periods ended December 31, 2023, 2022 and 2021 by geo-target were as follows (in thousands):

	Twelve Months Ended December 31,
			2023 vs.		2022 vs.
			2022		2021
	2023	2022	% change	2021	% change
Revenue
North America	$153,952	$189,897	(19)%	$162,360	17%
International	76,011	107,591	(29)%	101,067	6%
Total Revenues	$229,963	$297,488	(23)%	$263,427	13%

We sell customized marketing programs to B2B technology companies targeting a specific audience within a particular enterprise technology or business sector or sub-sector. We maintain multiple points of contact with our customers to provide support throughout their organizations and their customers’ IT sales cycles. As a result, our customers often run multiple advertising programs with us in order to target their desired audience of enterprise technology and business professionals more effectively. There are multiple factors that can impact our customers’ marketing and advertising objectives and spending with us, including but not limited to, IT product launches, increases or decreases to their advertising budgets, the timing of key industry marketing events, responses to competitor activities and efforts to address specific marketing objectives such as creating brand awareness or generating sales leads. Our products and services are generally delivered under short-term contracts that run for the length of a given program, typically less than nine months. In the quarter ended December 31, 2023 approximately 32% of our revenues were from longer-term contracts.

Product and Service Offerings

We use our offerings to provide B2B technology companies with numerous touch points to identify, reach and influence key enterprise technology decision makers. The following is a description of the products and services we offer:

•
IT Deal Alert™. A suite of data, software and services for B2B technology companies that leverages the detailed purchase intent data we collect on enterprise technology organizations and professionals researching IT purchases via our network of websites and our webinar community platform. Through our proprietary data-capture and scoring methodologies, we use this insight to help our customers identify and prioritize accounts and contacts whose content consumption and online research activities around specific enterprise technology topics indicate they are “in-market” for a particular B2B technology product or service. The suite of products and services includes Priority Engine™ and Qualified Sales Opportunities™. Priority Engine™ is a subscription service powered by our Activity Intelligence™ platform, which integrates with CRM and MAPs including Salesforce.com, Marketo, Hubspot, Eloqua, Pardot, and Integrate. The service delivers lead generation workflow solutions designed to enable marketers and salesforces to identify and prioritize accounts and individuals actively researching new technology purchases or upgrades, and then to engage those active prospects. We launched IntentMail AITM in December 2023, which is Priority Engine’s AI-powered messaging feature, which enables sellers to automatically generate personalized email copy. Qualified Sales Opportunities™ is a product that profiles specific in-progress purchase projects via surveys and interviews with business technology professionals whose research activity and content consumption is indicative of a pending technology purchase. Qualified Sales Opportunities™ include information on project scope, purchase criteria and vendors considered.
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

General and Administrative. General and administrative expenses consist primarily of salaries and related personnel costs; facility expenses and related overhead; accounting, legal and other professional fees; transaction-related expenses; and stock-based compensation expenses. For the year ended December 31, 2023, this also includes legal and other costs related to the proposed transaction with Informa.

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

Revenue Recognition

We generate substantially all of our revenues from the sale of targeted marketing and advertising campaigns, which we deliver via our network of websites, event channels and data analytics solutions (see “Product and Service Offerings” above). We recognize revenue when performance obligations are satisfied by transferring promised goods and services to customers in an amount the Company expects to receive in exchange for those goods or services. The Company enters into contracts that can include various combinations of its offerings which are generally capable of being distinct and accounted for as a separate performance obligation. When performance obligations are combined into a single contract, we utilize stand-alone selling price (“SSP”) to allocate the transaction price among the performance obligations. Our estimates of SSP for each performance obligation require judgment that considers multiple factors such as historical pricing trends and pricing practices within different geographies.

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

Long-Lived Assets

Our long-lived assets consist primarily of property and equipment, capitalized software, goodwill, and other intangible assets. Goodwill and other intangible assets have arisen from our acquisitions. The amount assigned to intangible assets is subjective and based on our estimates of the future benefit of the intangible assets using accepted valuation techniques, such as discounted cash flow. Our long-lived assets, other than goodwill, are amortized over their estimated useful lives, which we determine based on the consideration of several factors including the period of time the asset is expected to remain in service. Intangible assets are amortized over their estimated useful lives, which range from eighteen months to nineteen years, using methods of amortization that are expected to reflect the estimated pattern of economic use. The carrying amounts of our acquired intangible assets are periodically reviewed for impairment whenever events or changes in circumstances indicate the assets may not be recoverable or their useful life is shorter than originally estimated. Consistent with our determination that we have only one reporting segment, we have determined that there is only one reporting unit and test goodwill for impairment at the entity level. We evaluate the carrying value and remaining useful lives of long-lived assets, other than goodwill, whenever indicators of impairment are present. We evaluate the carrying value of goodwill annually using the two-step process required by Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other (“ASC 350”). The first step of the impairment test is to identify potential impairment by comparing the reporting unit’s fair value with its net book value (or carrying amount), including goodwill. The fair value is estimated based on a market value approach. If the fair value of the reporting unit exceeds it carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is not performed. Whenever indicators of impairment are present, we would perform the second step and compare the implied fair value of the reporting unit’s goodwill, as defined by ASC 350, to its carrying value to determine the amount of the impairment loss, if any. As of December 31, 2023, there were no indications of impairment based on our analysis, and our estimated fair value exceeded our carrying value by a significant margin.

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

Employee Stock Purchase Plan

In April 2022, the Company’s board of directors adopted the TechTarget, Inc. 2022 Employee Stock Purchase Plan (the “ESPP”), which was approved by the stockholders of the Company at the 2022 Annual Meeting of Stockholders and became effective June 7, 2022. On June 7, 2022, 600,000 shares of the Company’s common stock were reserved for issuance under the ESPP. After the initial offering period of three months, which commenced September 1, 2022, eligible employees are offered shares of common stock over a twelve-month offering period, which consists of two consecutive six-month purchase periods. Employees may purchase a limited amount (up to $25,000) of shares of the Company’s common stock under the ESPP at a discount of up to 15% of the lesser of the market value of the common stock at either (a) the beginning of the six-month purchase period during which the shares of common stock are purchased or (b) the end of such six-month purchase period. As of December 31, 2023, 545,556 shares of common stock remain available for issuance under the ESPP.

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

	Years Ended December 31,
	2023	2022	2021
Expected volatility	47%	44%	44%
Expected term	6 years	6 years	6 years
Risk-free interest rate	3.59%	2.69%	0.82%
Expected dividend yield	—%	—%	—%
Weighted-average grant date fair value per share	$17.92	$33.99	$27.98

The expected volatility of options granted in 2023, 2022, and 2021 was determined using a weighted average of the historical volatility of our stock for a period equal to the expected life of the option. The risk-free interest rate is based on a zero-coupon U.S. treasury instrument whose term is consistent with the expected life of the stock options. We have not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. We applied an estimated annual forfeiture rate based on historical averages in determining the expense recorded in each period.

Internal-Use Software and Website Development Costs

We capitalize costs of materials, consultants and compensation and related expenses of employees who devote time to the development of internal-use software and website applications. We begin to capitalize our costs to develop software and website applications when planning stage efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed, and the software will be used as intended. Our judgment is required in determining the point at which various projects enter the state at which costs may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized, which is generally three years. To the extent that we change the manner in which we develop and test new features and functionalities related to our internal use software and websites, assess the ongoing value of capitalized assets or determine the estimated useful lives over which the costs are amortized, the amount of internal use software and website development costs we capitalize and amortize in future periods would be impacted. We review capitalized internal-use software and website development costs for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We would recognize an impairment loss only if the carrying amount of the asset is not recoverable and exceeds its fair value. There were no impairments to internal-use software and website developments costs during the years ended December 31, 2023, 2022 or 2021. We capitalized internal-use software and website development costs of $14.2 million, $12.9 million, and $11.5 million for the years ended December 31, 2023, 2022, and 2021, respectively.

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

Results of Operations

The following table sets forth our results of operations for the periods indicated:

	Years Ended December 31,
	2023		2022		2021
	($ in thousands)
Revenues:	$229,963	100%	$297,488	100%	$263,427	100%
Total cost of revenues	72,776	32	75,740	25	68,153	26
Amortization of acquired technology	2,761	1	2,748	1	3,055	1
Gross profit	154,426	67	219,000	74	192,219	73
Operating expenses:
Selling and marketing	97,161	42	100,800	34	95,757	36
Product development	10,911	5	12,348	4	11,639	4
General and administrative	34,097	15	31,882	11	34,975	13
Restructuring cost for a reduction in force	—	—	4,435	1	—	—
Depreciation	8,527	4	7,218	2	5,634	2
Amortization	5,999	3	5,624	2	9,860	4
Total operating expenses	156,695	68	162,307	55	157,865	60
Operating income (loss)	(2,269)	(1)	56,693	19	34,354	13
Interest and other income (expense), net	11,655	5	861	0	(23,275)	(9)
Gain from early extinguishment of debt	5,033	2	—	—	—	—
Income before provision for income taxes	14,419	6	57,554	19	11,079	4
Provision for income taxes	9,958	4	15,945	5	10,130	4
Net income	$4,461	2%	$41,609	14%	$949	0%

Comparison of Fiscal Years Ended December 31, 2023 and 2022

Revenues

	Years Ended December 31,
	2023	2022	Decrease	Percent Change
	($ in thousands)
Total revenues	$229,963	$297,488	$(67,525)	(23)%

Revenues for the year ended December 31, 2023 ("fiscal 2023") decreased by $67.5 million, or 23%, over the year ended December 31, 2022 ("fiscal 2022"), primarily due to the following:

•
We acquired approximately 800 additional new customers during the year ended December 31, 2023 compared to the year ended December 31, 2022 resulting in an approximately $34.6 million increase in revenues.
•
Our customers count decreased to approximately 2,600 from approximately 3,400, a decrease of 24%, resulting in an approximately $103.8 million decrease in revenues from customers.
•
Revenues increased by $1.7 million due to the renewal of acquired customer contracts previously recorded as unearned revenue.

Cost of Revenues and Gross Profit

	Years Ended December 31,
	2023	2022	Increase (Decrease)	Percent Change
	($ in thousands)
Cost of revenues	$72,776	$75,740	$(2,964)	(4)%
Amortization of acquired technology	2,761	2,748	13	0%
Total cost of revenues	$75,537	$78,488	$(2,951)	(4)%
Gross profit	$154,426	$219,000	$(64,574)	(29)%
Gross profit percentage	67%	74%

Cost of Revenues. Cost of revenues for fiscal 2023 decreased by $3.0 million, or 4%, as compared to fiscal 2022 primarily due to the following:

•
$1.9 million decrease in labor and related costs;
•
$1.8 million decrease in variable costs attributable to contracted costs related to fulfilling campaigns; and
•
$0.4 million increase in stock based compensation.

Gross Profit. Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. Gross profit percentage was 67% for fiscal 2023 compared to 74% for fiscal 2022. Gross profit decreased by $64.6 million in fiscal 2023 compared to fiscal 2022 primarily due to decreased revenue. Because the majority of our costs are labor-related, we expect our gross profit to fluctuate from period to period depending on the total revenue for the period.

Operating Expenses and Other

	Years Ended December 31,
	2023	2022	Increase/ (Decrease)	Percent Change
	($ in thousands)
Operating expenses:
Selling and marketing	$97,161	$100,800	$(3,639)	(4)%
Product development	10,911	12,348	(1,437)	(12)
General and administrative	34,097	31,882	2,215	7
Restructuring cost for a reduction in force	—	4,435	(4,435)	(100)
Depreciation	8,527	7,218	1,309	18
Amortization	5,999	5,624	375	7
Total operating expenses	$156,695	$162,307	$(5,612)	(3)%
Interest and other income, net	$11,655	$861	$10,794	1254%
Gain from early extinguishment of debt	$5,033	$—	$5,033	NM
Provision for income taxes	$9,958	$15,945	$(5,987)	(38)%

Selling and Marketing. Sales and marketing costs decreased by $3.6 million in fiscal 2023 compared to fiscal 2022, primarily due to a $5.4 million increase in stock-based compensation offset by a $7.6 million decrease in labor and related costs and $1.3 million of decreased other costs.

Product Development. Product development costs decreased by $1.4 million in fiscal 2023 compared to fiscal 2022, primarily due to a $1.2 million decrease in labor and related costs.

General and Administrative. General and administrative costs increased by $2.2 million in fiscal 2023 compared to fiscal 2022, primarily due to a $4.1 million increase in non-recurring legal and advisor costs relating to the proposed transaction and a $0.4 million increase in stock-based compensation, offset by a $1.2 million decrease in software and related costs and a $1.0 million decrease in labor and related costs.

Restructuring Cost for Reduction in Force. Restructuring cost for reduction in force consists of costed relates to our December 2022 reduction in force and primarily consists of labor, stock compensation, and related severance benefits.

Depreciation. Depreciation expense increased $1.3 million in fiscal 2023 compared to fiscal 2022, due to increased capitalized software expenditures.

Amortization. Amortization expense increased $0.4 million in fiscal 2023 compared to fiscal 2022, due to a decrease in amortization expense in fiscal 2022 from a decrease in fair value of contingent consideration due on a prior acquisition.

Interest and Other Income, Net. Interest and other income, net, increased by $10.8 million in fiscal 2023 compared to fiscal 2022, primarily due to a $9.5 million increase in interest income, a $0.7 million decrease in unrealized/realized foreign currency exchange losses, and a $0.4 million decrease in impairment expenses.

Gain from Early Extinguishment of Debt. Gain from early extinguishment of debt relates to the repurchase of certain of our outstanding 2025 Notes. During fiscal 2023, we repurchased $48.3 million aggregate principal amount of our 2025 Notes for $42.6 million, including transaction costs, which resulted in a gain on early extinguishment of debt of $5.0 million. No such repurchases were made during fiscal 2022.

Provision for Income Taxes. Our effective tax rate was 69.0% and 27.7% for the years ended December 31, 2023 and 2022, respectively. The higher rate in 2023 as compared to 2022 was primarily due to stock-based compensation shortfalls instead of excess benefits in 2022, and nondeductible legal and accounting fees, offset by lower non-deductible officers compensation and state income tax provision due to lower revenue and increased research and development tax credit and foreign derived intangible income deduction.

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

Cost of Revenues and Gross Profit

	Years Ended December 31,
	2022	2021	Increase /(Decrease)	Percent Change
	($ in thousands)
Cost of revenues	$75,740	$68,153	$7,587	11%
Amortization of acquired technology	2,748	3,055	(307)	(10)%
Total cost of revenues	$78,488	$71,208	$7,280	10%
Gross profit	$219,000	$192,219	$26,781	14%
Gross profit percentage	74%	73%

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

Gross Profit. Our gross profit is equal to the difference between our revenues and our cost of revenues for the period. Gross profit percentage was 74% for fiscal 2022 compared to 73% for fiscal 2021. The increase was primarily due to the increase in revenue over the prior period and the decrease in the amortization of acquired technology.

Operating Expenses and Other

	Years Ended December 31,
	2022	2021	Increase /(Decrease)	Percent Change
	($ in thousands)
Operating expenses:
Selling and marketing	$100,800	$95,757	$5,043	5%
Product development	12,348	11,639	709	6
General and administrative	31,882	34,975	(3,093)	(9)
Restructuring cost for a reduction in force	4,435	—	4,435	100
Depreciation	7,218	5,634	1,584	28
Amortization	5,624	9,860	(4,236)	(43)
Total operating expenses	$162,307	$157,865	$4,442	3%
Interest and other expense (income), net	$(861)	$23,275	$(24,136)	(104)%
Provision for income taxes	$15,945	$10,130	$5,815	57%

Selling and Marketing. Sales and marketing costs increased by $5.0 million in fiscal 2022 compared to fiscal 2021, primarily due to a $5.2 million increase in stock-based compensation expenses.

Product Development. Product development costs increased by $0.7 million in fiscal 2022 compared to fiscal 2021, primarily due to higher contracted services and recruiting costs.

General and Administrative. General and administrative costs decreased by $3.1 million in fiscal 2022 compared to fiscal 2021, primarily due to a $3.3 million decrease in stock-based compensation costs and a $1.3 million decrease in pay related expenses, offset by a $1.3 million increase in bad debt expense and increased other costs.

Restructuring cost for reduction in force. Restructuring cost for reduction in force consists of costs related to our December, 2022 reduction in force, mainly labor, stock compensation and related benefits.

Depreciation. Depreciation expense increased $1.6 million in fiscal 2022 compared to fiscal 2021, primarily due to increased capitalized software expenditures.

Amortization. Amortization expense decreased $4.2 million in fiscal 2022 compared to fiscal 2021, primarily due to a decrease in fair value of contingent consideration.

Interest and Other Expense (income), Net. Interest and other expense (income), net, decreased by $24.1 million in fiscal 2022 compared to fiscal 2021, primarily due to a $3.4 million increase in net interest income offset by a decrease in inducement expense of $21.2 million incurred in connection with the retirement of approximately $149.9 million aggregate principal amount of our 2025 Notes (the “Inducement Expense”).

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

Liquidity and Capital Resources

Resources

Our cash, cash equivalents, and short-term investments at December 31, 2023 totaled $326.3 million, a $38.5 million decrease from December 31, 2022, primarily driven by cash utilized in investing and financing activities, which primarily consisted of purchases of shares of our common stock and of certain of our 2025 Notes under our repurchase program entered into during 2022, offset in part by cash generated from our operations. We believe that our existing cash, cash equivalents and short-investments, and our cash flow from operating activities will be sufficient to meet our anticipated cash needs for the next 12 months and beyond.

Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion internationally, future acquisitions we might undertake and any expansion into complementary businesses. To the extent that our cash, cash equivalents and short-term investments and cash flow from operating activities are insufficient to fund our future activities, we may raise additional funds through additional bank credit arrangements or public or private equity or debt financings with certain of the foregoing actions, if we were to move forward with them, we would be required to obtain Informa’s approval under the Transaction Agreement, subject to certain exceptions. In addition, we and New TechTarget are obligated under the Transaction Agreement to use our reasonable best efforts to enter into a revolving credit facility or other senior lending facility, which shall be entered into prior to (but effective upon) the closing of the proposed transaction, with commitments of at least $250,000,000 to be used (together with our and our subsidiaries available cash on hand) to satisfy our obligations under the Notes and for general working capital purposes.

	As of December 31,
	2023	2022	2021
Cash, cash equivalents and short-term investments	$326,269	$364,733	$381,699
Accounts receivable, net	$39,239	$60,359	$51,095

Cash, Cash Equivalents and Investments

Our cash, cash equivalents and investments at December 31, 2023 were held for working capital purposes and were invested primarily in pooled bond funds. We do not enter into investments for trading or speculative purposes.

Accounts Receivable, Net

Our accounts receivable balance fluctuates from period to period, which affects our cash flows from operating activities. The fluctuations vary depending on the timing of our service delivery and billing activity, cash collections, and changes to our allowance for doubtful accounts. We use days sales outstanding (“DSO”) as a measurement of the quality and status of our receivables. We define DSO as net accounts receivable at quarter end divided by total revenues for the applicable period, multiplied by the number of days in the applicable period. DSO was 63 days at December 31, 2023, 76 days at December 31, 2022 and 60 days at December 31, 2021. The change in DSO year over year is primarily due to the timing of payments from all classes of customers.

Cash Flows

	Years Ended December 31,
	2023	2022	2021
	(in thousands)
Net cash provided by operating activities	$72,489	$90,702	$81,699
Net cash used in investing activities	$(93,021)	$(14,450)	$(56,984)
Net cash provided by (used in) financing activities	$(98,138)	$(92,958)	$254,459

Operating Activities

Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, the provision for bad debt, stock-based compensation, deferred income taxes, and the effect of changes in working capital and other activities.

The decrease in cash provided by operating activities in fiscal 2023 compared to fiscal 2022 was primarily the result of a decrease in net income of $37.1 million, a change in non-cash stock compensation of $4.1 million, a $2.8 million change in depreciation and amortization expense, a $5.0 million gain related to the repurchase of certain of our outstanding 2025 Notes, and an increase of $17.0 million due to changes in operating assets, liabilities, and non-cash expenses, primarily driven by a $31.7 million change in accounts receivable, offset by a $10.2 million change in contract liabilities and a $11.2 million change in income taxes payable and other current liabilities

The increase in cash provided by operating activities in fiscal 2022 compared to fiscal 2021 was primarily the result of increases in net income of $40.7 million, a change in non-cash stock compensation of $5.0 million, a $2.1 million change in depreciation and amortization expense, a $21.2 million decrease in induced conversion expense and a decrease of $13.3 million due to changes in operating assets, liabilities, and non-cash expenses, primarily driven by a $17.1 million change in contract liabilities offset by a $9.3 million change in accrued expenses and other current liabilities.

The increase in cash provided by operating activities in fiscal 2021 compared to fiscal 2020 was primarily the result of changes in non-cash stock compensation of $21.7 million, a $13.5 million change in depreciation and amortization expense, a $21.2 million increase in induced conversion expense and changes in operating assets and liabilities, primarily driven by a $13.8 million change in accrued expenses and related liabilities.

Investing Activities

Cash used in investing activities in the year ended December 31, 2023 was $93.0 million; which consisted of $14.7 million for the purchase of property and equipment and other capitalized assets, primarily made up of computer equipment and related software and internal-use development costs and $78.4 million for the acquisition of certain investment holdings.

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

Capital Expenditures

We have made capital expenditures primarily for computer equipment and related software needed to host our websites, internal-use software development costs, as well as for leasehold improvements and other general purposes to support our growth. Our capital expenditures totaled $14.7 million, $14.0 million, and $12.6 million for the years ended December 31, 2023, 2022, and 2021, respectively. A majority of our capital expenditures in 2023, 2022, and 2021 were internal-use software and website development costs and, to a lesser extent, computer equipment and related software. We capitalized internal-use software and website development costs of $14.2 million, $12.9 million and $11.5 million for the year ended December 31, 2023, 2022, and 2021, respectively. We are not currently party to any purchase contracts related to future capital expenditures.

Financing Activities

We utilized $50 million, $79 million, and $0.0 million for repurchase of shares under our repurchase programs in 2023, 2022, and 2021, respectively, as well as $42.6 million related to the repurchase of certain of our 2025 Notes in 2023, $4.6 million, $9.4 million, and $0.4 million related to tax withholdings on net share settlements in 2023, 2022, and 2021, respectively. We paid earnout liabilities of $2.3 million, $5.2 million, and $1.1 million, during 2023, 2022, and 2021, respectively.

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

In November 2022, we announced that our board of directors had authorized a new repurchase program (the “November 2022 Repurchase Program”) whereby we are authorized to repurchase shares of our common stock and convertible senior notes having an aggregate purchase price of up to $200.0 million from time to time on the open market or in privately negotiated transactions at prices and in the manner determined by management over the next two years. During the year ended December 31, 2023, we repurchased 1,318,664 shares for an aggregate purchase price of $50.0 million at an average share price of $37.90 under the November 2022 Repurchase Program and $42.6 million of certain of our 2025 Notes. During the year ended December 31, 2022, we repurchased 341,783 shares for an aggregate purchase price of $14.9 million at an average share price of $43.55 under the November 2022 Repurchase Program. We did not repurchase any convertible senior notes during the year ended December 31, 2022. As of December 31, 2023, $92.9 million remained available under the November 2022 Repurchase Program. We are restricted from making any repurchases during the period between the execution of the Transaction Agreement and the closing of the proposed transaction without Informa’s approval.

Repurchased shares were recorded under the cost method and are reflected as treasury stock in the accompanying Consolidated Balance Sheets.

Convertible Senior Notes and Contractual Commitments

In December 2021, we issued $414 million in aggregate principal amount of 0.00% convertible senior notes due December 15, 2026, unless earlier repurchased by us or converted by the holder pursuant to their terms. Special interest, if any, is payable semiannually in arrears on June 15 and December 15 of each year.

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

The 2026 Notes have an initial conversion rate of 7.6043 shares of common stock per $1,000 principal amount of 2026 Notes. This represents an initial effective conversion price of approximately $131.50 per share of common stock and 3,148,180 shares issuable upon conversion. Throughout the term of the 2026 Notes, the conversion rate may be adjusted upon the occurrence of certain events. As of December 31, 2023, no such adjustment has occurred. Holders of the 2026 Notes will not receive any cash payment representing accrued and unpaid interest, if any, upon conversion of a 2026 Note.

Proceeds from the 2026 Notes were utilized to retire $149.9 million of the 2025 Notes and for general corporate purposes.

In December 2020, we issued $201.3 million in aggregate principal amount of 0.125% convertible senior notes due December 15, 2025, unless earlier repurchased by us or converted by the holder pursuant to their terms. Interest is payable semiannually in arrears on June 15 and December 15 of each year, which commenced on June 15, 2021.

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

The 2025 Notes have an initial conversion rate of 14.1977 shares of common stock per $1,000 principal amount of the Notes. This represents an initial effective conversion price of approximately $70.43 per share of common stock and 2,857,447 shares issuable upon conversion of the full aggregate principal amount of the 2025 Notes. Throughout the term of the 2025 Notes, the conversion rate may be adjusted upon the occurrence of certain events. As of December 31, 2023, no such adjustment has occurred. Holders of the 2025 Notes will not receive any cash payment representing accrued and unpaid interest, if any, upon conversion of a Note, except in limited circumstances. Accrued but unpaid interest will be deemed to be paid by cash, shares of our common stock or a combination of cash and shares of our common stock paid or delivered, as the case may be, to the holder upon conversion of the Notes.

After the induced conversion of $149.9 million aggregate principal amount of the 2025 Notes in December 2021, approximately $51 million of aggregate principal of 2025 Notes remain outstanding. After the purchase agreement of an aggregate of $48.3 million aggregate principal amount of the 2025 Notes in August 2023, approximately $3 million of aggregate principal of 2025 Notes remain outstanding. As of December 31, 2023, 43,163 shares were issuable upon conversion of the full aggregate principal amounts of such remaining 2025 Notes.

As of December 31, 2023, our principal contractual commitments consist of obligations under leases for office space and our Convertible Debt. The offices are leased under non-cancelable operating lease agreements that expire through 2029.

We and New TechTarget are obligated under the Transaction Agreement to use our reasonable best efforts to enter into a revolving credit facility or other senior lending facility, which shall be entered into prior to (but effective upon) the closing of the proposed transaction, with commitments of at least $250,000,000 to be used (together with our and our subsidiaries available cash on hand) to satisfy our obligations under the Notes and for general working capital purposes.

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

Foreign Currency Exchange Risk

We currently have subsidiaries in the United Kingdom, Hong Kong, Australia, Singapore, Germany and France. Approximately 24% of our revenues for the year ended December 31, 2023 were derived from customers with billing addresses outside of the United States and our foreign exchange gains/losses were not significant. Currently, our largest foreign currency exposures are the euro and British pound. We performed a sensitivity analysis on the impact of foreign exchange fluctuations on our operating income, based on our financial results for the year ended December 31, 2023. For the year ended December 31, 2023, we estimate that a 10% unfavorable movement in foreign currency exchange rates would have decreased operating income by less than $860 thousand assuming that all currencies moved in the same direction at the same time and a constant ratio of non-U.S. dollar denominated revenue and expenses to U.S. dollar denominated revenue and expenses. Since a portion of our revenue is deferred revenue that is recorded at different foreign currency exchange rates, the impact to revenue of a change in foreign currency exchange rates is recognized over time, and the impact to expenses is more immediate, as expenses are recognized at the current foreign currency exchange rate in effect at the time the expense is incurred. We currently believe our exposure to foreign currency exchange rate fluctuations is financially immaterial and therefore have not entered into foreign currency hedging transactions.

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

Interest Rate Risk

At December 31, 2023, we had cash, cash equivalents and short-term investments totaling $326.3 million. The cash, cash equivalents, and short-term investments were held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income. Our 2025 Notes bear interest at a fixed rate.

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

To the Board of Directors and Shareholders of

TechTarget, Inc.

Newton, Massachusetts

Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of TechTarget, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes to the consolidated financial statements (collectively referred to as the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control —Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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
o
We evaluated management’s identification of distinct performance obligations by evaluating whether the underlying goods, services, or both were highly interdependent and interrelated.
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

February 28, 2024

We have served as the Company’s auditor since 2019.

TechTarget, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$226,668	$344,523
Short-term investments	99,601	20,210
Accounts receivable, net of allowance for doubtful accounts of $5,028 and $4,494 respectively	39,239	60,359
Prepaid taxes	1,634	—
Prepaid expenses and other current assets	4,331	5,745
Total current assets	371,473	430,837
Property and equipment, net	24,917	22,507
Goodwill	194,074	192,227
Intangible assets, net	89,163	95,517
Operating lease assets with right-of-use	17,166	20,039
Deferred tax assets	2,445	2,945
Other assets	650	645
Total assets	$699,888	$764,717
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,312	$3,298
Current operating lease liabilities	4,049	4,099
Accrued expenses and other current liabilities	9,041	10,935
Accrued compensation expenses	1,345	4,643
Income taxes payable	2,522	7,827
Contract liabilities	14,721	27,086
Total current liabilities	36,990	57,888
Non-current operating lease liabilities	16,615	20,371
Convertible senior notes	410,500	455,694
Deferred tax liabilities	12,856	13,290
Total liabilities	476,961	547,243
Commitments and contingencies (See Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 58,659,065 and 57,919,501 shares issued, respectively; 28,415,144 and 29,023,093 shares outstanding, respectively	59	58
Treasury stock, at cost; 30,243,921 and 28,896,408 shares, respectively	(329,118)	(278,876)
Additional paid-in capital	471,696	425,458
Accumulated other comprehensive loss	(4,542)	(9,537)
Retained earnings	84,832	80,371
Total stockholders’ equity	222,927	217,474
Total liabilities and stockholders’ equity	$699,888	$764,717

See accompanying Notes to Consolidated Financial Statements.

TechTarget, Inc.

Consolidated Statements of Income and Comprehensive Income (Loss)

(in thousands, except per share data)

	For the Years Ended December 31,
	2023	2022	2021
Revenues:	$229,963	$297,488	$263,427
Cost of revenues:
Cost of revenues(1)	72,776	75,740	68,153
Amortization of acquired technology	2,761	2,748	3,055
Gross profit	154,426	219,000	192,219
Operating expenses:
Selling and marketing(1)	97,161	100,800	95,757
Product development(1)	10,911	12,348	11,639
General and administrative(1)	34,097	31,882	34,975
Restructuring cost for a reduction in force(1)	—	4,435	—
Depreciation, excluding depreciation of $3,846, $2,758, $1,901 included in cost of revenues	8,527	7,218	5,634
Amortization	5,999	5,624	9,860
Total operating expenses	156,695	162,307	157,865
Operating income (loss)	(2,269)	56,693	34,354
Interest and other income (expense), net	11,655	861	(23,275)
Gain from early extinguishment of debt	5,033	—	—
Income before provision for income taxes	14,419	57,554	11,079
Provision for income taxes	9,958	15,945	10,130
Net income	$4,461	$41,609	$949
Other comprehensive income (loss), net of tax:
Unrealized income (loss) on investments (net of tax provision effect of $(228), $64, and $3, respectively)	$808	$(225)	$(11)
Foreign currency translation gain (loss)	4,187	(9,610)	(1,302)
Other comprehensive income (loss)	4,995	(9,835)	(1,313)
Comprehensive income (loss)	$9,456	$31,774	$(364)
Net income per common share:
Basic	$0.16	$1.41	$0.03
Diluted	$0.16	$1.30	$0.03
Weighted average common shares outstanding:
Basic	28,328	29,589	28,434
Diluted	28,495	34,072	29,474

(1) Amounts include stock-based compensation expense as follows:

Cost of revenues	$3,419	$2,978	$2,147
Selling and marketing	29,245	23,803	18,542
Product development	1,748	1,617	1,729
General and administrative	13,236	12,814	16,070
Restructuring cost for a reduction in force	—	2,295	—

See accompanying Notes to Consolidated Financial Statements.

TechTarget, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share data)

	Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Number of Shares	$0.001 Par Value	Number of Shares	Cost	Paid-In Capital	Comprehensive Income (Loss)	Retained Earnings	Stockholders’ Equity
Balance, December 31, 2020	55,633,155	$56	27,510,552	$(199,796)	$363,055	$1,611	$37,580	$202,506
Reclassification due to the adoption of ASU 2020-06	—	—	—	—	(30,500)	—	233	(30,267)
Issuance of common stock from exercise of options	2,500	—	—	—	16	—	—	16
Issuance of common stock from restricted stock awards	697,606	—	—	—	—	—	—	—
Registration fees	—	—	—	—	(29)	—	—	(29)
Impact of net settlements	290	—	290	—	(370)	—	—	(370)
Issuance of common stock in connection with repurchase, conversion and inducement of convertible senior notes	811,189	1	—	—	19,948	—	—	19,949
Deferred tax effect from Convertible Debt	—	—	—	—	1,031	—	—	1,031
Stock-based compensation expense(1)	—	—	—	—	30,285	—	—	30,285
Unrealized loss on investments	—	—	—	—	—	(11)	—	(11)
Unrealized loss on foreign currency exchange	—	—	—	—	—	(1,302)	—	(1,302)
Net income	—	—	—	—	—	—	949	949
Balance, December 31, 2021	57,144,740	57	27,510,842	(199,796)	383,436	298	38,762	222,757
Issuance of common stock from exercise of options	27,500	—	—	—	391	—	—	391
Issuance of common stock from restricted stock awards	736,778	1	—	—	—	—	—	1
Issuance of common stock from employee stock purchase plan	9,143	—	—	—	355	—	—	355
Purchase of common stock through stock buyback	—	—	1,384,226	(79,080)	—	—	—	(79,080)
Impact of net settlements	1,340	—	1,340	—	(9,418)	—	—	(9,418)
Stock-based compensation expense(1)	—	—	—	—	50,694	—	—	50,694
Unrealized loss on investments	—	—	—	—	—	(225)	—	(225)
Unrealized loss on foreign currency exchange	—	—	—	—	—	(9,610)	—	(9,610)
Net income	—	—	—	—	—	—	41,609	41,609
Balance, December 31, 2022	57,919,501	58	28,896,408	(278,876)	425,458	(9,537)	80,371	217,474
Issuance of common stock from exercise of options	2,500	—	—	—	18	—	—	18
Issuance of common stock from restricted stock awards	662,914	1	—	—	(1)	—	—	—
Issuance of common stock from employee stock purchase plan	45,301	—	—	—	1,236	—	—	1,236
Purchase of common stock through stock buyback	—	—	1,318,664	(50,242)	—	—	—	(50,242)
Impact of net settlements	28,849	—	28,849	—	(4,564)	—	—	(4,564)
Stock-based compensation expense(1)	—	—	—	—	49,549	—	—	49,549
Unrealized gain on investments	—	—	—	—	—	808	—	808
Unrealized gain on foreign currency exchange	—	—	—	—	—	4,187	—	4,187
Net income	—	—	—	—	—	—	4,461	4,461
Balance, December 31, 2023	58,659,065	$59	30,243,921	$(329,118)	$471,696	$(4,542)	$84,832	$222,927

(1) Excludes $0, $1.9 million, and $9.1 million of accrued compensation expense that has not been issued for the years ended December 31, 2023, 2022, and 2021, respectively.

See accompanying Notes to Consolidated Financial Statements.

TechTarget, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2023	2022	2021
Operating Activities:
Net income	$4,461	$41,609	$949
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,373	9,976	7,535
Amortization	8,760	8,372	12,915
Provision for bad debt	2,021	2,239	904
Stock-based compensation	47,648	43,507	38,550
Amortization of debt issuance costs	2,400	2,500	1,364
Deferred tax provision	(711)	(4,205)	2,849
Gain on early extinguishment of debt	(5,033)	—	—
Induced conversion expenses	—	—	21,229
Changes in operating assets and liabilities:
Accounts receivable	19,213	(12,463)	(11,820)
Operating lease assets with right of use	2,293	2,895	1,738
Prepaid expenses and other current assets	(202)	(427)	(1,175)
Other assets	(4)	225	91
Accounts payable	2,003	(401)	(517)
Income taxes payable	(5,341)	5,818	1,526
Accrued expenses and other current liabilities	(76)	1,755	(7,586)
Accrued compensation expenses	(1,433)	(2,599)	12
Operating lease liabilities with right of use	(3,336)	(2,975)	(1,483)
Contract liabilities	(12,547)	(2,345)	14,806
Other liabilities	—	(2,779)	(188)
Net cash provided by operating activities	72,489	90,702	81,699

Investing activities:
Purchases of property and equipment, and other capitalized assets	(14,635)	(14,028)	(12,631)
Purchases of investments	(78,386)	(422)	(20,007)
Acquisitions of business, net of acquired cash	—	—	(24,346)
Net cash used in investing activities	(93,021)	(14,450)	(56,984)

Financing activities:
Tax withholdings related to net share settlements	(4,564)	(9,418)	(370)
Purchase of treasury shares and related costs	(50,000)	(79,080)	—
Proceeds from exercise of stock options	17	391	16
Issuance of common stock from ESPP	1,236	355	—
Registration fees	—	—	(29)
Payment of earnout liabilities	(2,267)	(5,206)	(1,059)
Debt issuance costs	—	—	(10,950)
Proceeds from the issuance of convertible senior notes	—	—	414,000
Payments for repurchase and conversion of convertible senior notes	(42,560)	—	(147,149)
Net cash provided by (used in) financing activities	(98,138)	(92,958)	254,459
Effect of exchange rate changes on cash and cash equivalents	815	(394)	(167)
Net increase (decrease) in cash and cash equivalents	(117,855)	(17,100)	279,007
Cash and cash equivalents at beginning of period	344,523	361,623	82,616
Cash and cash equivalents at end of period	$226,668	$344,523	$361,623
Supplemental disclosure of cash flow information:
Cash paid for taxes, net	$17,686	$12,577	$5,477
Schedule of non-cash investing and financing activities:
Right of use assets and operating lease liabilities	$495	$740	$2,863

See accompanying Notes to Consolidated Financial Statements

TechTarget, Inc.

Notes to Consolidated Financial Statements

Years Ended December 31, 2023, 2022, and 2021

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

Revenue Recognition under ASC 606, Revenue from Contracts with Customers (“ASC 606”)

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

The Company’s offerings consist of:

•
IT Deal Alert™. A suite of data, software and services for B2B technology companies that leverages the detailed purchase intent data we collect on enterprise technology organizations and professionals researching IT purchases via our network of websites and our webinar community platform. Through our proprietary data-capture and scoring methodologies, we use this insight to help our customers identify and prioritize accounts and contacts whose content consumption and online research activities around specific enterprise technology topics indicate they are “in-market” for a particular B2B technology product or service. The suite of products and services includes Priority Engine™ and Qualified Sales Opportunities™. Priority Engine™ is a subscription service powered by our Activity Intelligence™ platform, which integrates with customer relationship management (“CRM”) and marketing automation platforms (“MAPs”) including Salesforce.com, Marketo, Hubspot, Eloqua, Pardot, and Integrate. The service delivers lead generation workflow solutions designed to enable marketers and salesforces to identify and prioritize accounts and individuals actively researching new technology purchases or upgrades, and then to engage those active prospects. We launched IntentMail AITM in December 2023, which is Priority Engine’s AI-powered messaging feature, which enables sellers to automatically generate personalized email copy. Qualified Sales Opportunities™ is a product that profiles specific in-progress purchase projects via surveys and interviews with business technology professionals whose research activity and content consumption is indicative of a pending technology purchase. Qualified Sales Opportunities™ include information on project scope, purchase criteria and vendors considered.
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

Fair Value of Financial Instruments

Financial instruments consist of cash, cash equivalents, short-term investments, accounts receivable, accounts payable, long-term debt and contingent consideration. Due to their short-term nature and liquidity, the carrying value of these instruments, with the exception of contingent consideration and long-term debt, approximates their estimated fair values. See Note 4 for further information on the fair value of the Company’s investments. The Company classifies all of its short-term investments as available-for-sale. The fair value of contingent consideration was estimated using a discounted cash flow method.

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

Goodwill and indefinite-lived intangible assets are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life are amortized over their estimated useful lives, which range from eighteen months to nineteen years, using methods of amortization that are expected to reflect the estimated pattern of economic use, and are reviewed for impairment when events or changes in circumstances suggest that the assets may not be recoverable. Consistent with the Company’s determination that it has a single reporting segment, it has been determined that there is a single reporting unit and goodwill is therefore tested for impairment at the entity level. The Company performs its annual test of impairment of goodwill as of December 31st of each year and whenever events or changes in circumstances suggest that the carrying amount may not be recoverable using the two-step process required by ASC 350, Intangibles – Goodwill and Other (“ASC 350”). The first step of the impairment test is to identify potential impairment by comparing the reporting unit’s fair value with its net book value (or carrying amount), including goodwill. The fair value is estimated based on a market value approach. If the fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is not performed. Whenever indicators of impairment become present, the Company would perform the second step and compare the implied fair value of the reporting unit’s goodwill, as defined by ASC 350, to it carrying value to determine the amount of the impairment loss, if any. As of December 31, 2023, there were no indications of impairment based on the step one analysis, and the Company’s estimated fair value exceeded its goodwill carrying value by a significant margin.

Based on the aforementioned evaluation, the Company believes that, as of the balance sheet date presented, none of the Company’s goodwill or other long-lived assets were impaired. The Company did not have any intangible assets, other than goodwill, with indefinite lives as of December 31, 2023 or 2022.

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

Below is a summary of the changes in the Company’s allowance for doubtful accounts for the years ended December 31, 2023, 2022, and 2021.

	Balance at Beginning of Year	Provision	Write-offs, Net of Recoveries	Balance at End of Year
Year ended December 31, 2023	$4,494	$2,021	$(1,487)	$5,028
Year ended December 31, 2022	$2,514	$2,239	$(259)	$4,494
Year ended December 31, 2021	$1,754	$904	$(144)	$2,514

Property and Equipment and Other Capitalized Assets

Property and equipment and other capitalized assets are stated at cost. Property and equipment acquired through acquisitions of businesses are initially recorded at fair value. Depreciation is calculated on the straight-line method based on the month the asset is placed in service over the following estimated useful lives:

Estimated Useful Lives
Furniture and fixtures	3 - 10 years
Computer equipment and software	3 years
Internal-use software and website development costs	3 - 5 years
Leasehold improvements	Shorter of useful life or remaining duration of lease

Property and equipment and other capitalized assets consist of the following:

	As of December 31,
	2023	2022
Furniture and fixtures	$1,300	$1,361
Computer equipment and software	4,678	5,393
Leasehold improvements	3,786	3,867
Internal-use software and website development costs	70,233	56,340
	79,997	66,961
Less: accumulated depreciation and amortization	(55,080)	(44,454)
	$24,917	$22,507

Depreciation expense was $12.4 million, $10.0 million, and $7.5 million for the years ended December 31, 2023, 2022, and 2021, respectively. Repairs and maintenance charges that do not increase the useful life of the assets are charged to operations as incurred. The Company wrote off approximately $1.9 million, $2.4 million, and $1.0 million of assets that were no longer in service during 2023, 2022, and 2021, respectively. Depreciation expense is classified as a component of operating expense in the Company’s results of operations with the exception of certain depreciation expense which is classified as a component of cost of goods sold.

Internal-Use Software and Website Development Costs

The Company capitalizes costs incurred during the development of its website applications and infrastructure as well as certain costs relating to internal-use software. The Company begins to capitalize costs to develop software and website applications when planning stage efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed, and the software will be used as intended. Judgment is required in determining the point at which various projects enter the state at which costs may be capitalized, in assessing the ongoing value of the capitalized costs and in determining the estimated useful lives over which the costs are amortized, which is generally three years. To the extent that the Company changes the manner in which it develops and tests new features and functionalities related to its websites, assesses the ongoing value of capitalized assets, or determines the estimated useful lives over which the costs are amortized, the amount of website development costs it capitalizes and amortizes in future periods would be impacted. The estimated useful lives of costs capitalized is evaluated for each specific project. Capitalized internal-use software and website development costs are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized only if the carrying amount of the asset is not recoverable and exceeds its fair value. The Company capitalized internal-use software and website development costs of $14.2 million, $12.9 million, and $11.5 million for the years ended December 31, 2023, 2022, and 2021, respectively.

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

At December 31, 2023, 2022 and 2021, no customer represented 10% of total accounts receivable. No single customer accounted for 10% or more of total revenues in the years ended December 31, 2023, 2022, or 2021.

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

There were no reclassifications out of accumulated other comprehensive income in the periods ended December 31, 2023, 2022, or 2021.

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows:

	For the Years Ended December 31,
	2023	2022	2021
Numerator:
Net income	$4,461	$41,609	$949
Denominator:
Basic:
Weighted average shares of common stock and vested, undelivered restricted stock units outstanding	28,327,591	29,589,000	28,434,213
Diluted:
Weighted average shares of common stock and vested, undelivered restricted stock units outstanding	28,327,591	29,589,000	28,434,213
Effect of potentially dilutive shares	166,953	4,483,131	1,039,678
Total weighted average shares of common stock and vested, undelivered restricted stock units outstanding and potentially dilutive shares	28,494,544	34,072,131	29,473,891
Calculation of Net Income Per Common Share:
Basic:
Net income applicable to common stockholders	$4,461	$41,609	$949
Weighted average shares of stock outstanding	28,327,591	29,589,000	28,434,213
Net income per common share	$0.16	$1.41	$0.03
Diluted:
Net income applicable to common stockholders(1)	$4,461	$44,173	$949
Weighted average shares of stock outstanding	28,494,544	34,072,131	29,473,891
Net income per common share(2)	$0.16	$1.30	$0.03

(1)
For the year ended December 31, 2022, we excluded $2.6 million of amortization and interest expense relating to our convertible notes when calculating net income for diluted earnings per share. There was no such adjustment in 2023 or 2021, due to anti-dilutive nature of the add-back.
(2)
In calculating diluted net income per share, 1.3 million shares, 107 thousand shares, and 14 thousand shares related to outstanding stock options and unvested, undelivered restricted stock units which were excluded for the years ended December 31, 2023, 2022, and 2021, respectively, because they were anti-dilutive. Additionally, in calculating diluted net income per share, weighted average shares includes 3.9 million shares related to the if converted basis of our convertible notes for the year ended December 31, 2022. There was no such adjustment for 2023 or 2021 due to the anti-dilutive nature of the add-back.

Recent Accounting Pronouncements

Recently Adopted Accounting Guidance

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-09.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-07.

In December 2022, the FASB issued No. ASU 2022-06, Reference Rate Reform (Topic 818): Deferral of the Sunset Date of Topic 848, which extends the period of time companies can utilize the reference rate reform relief guidance in Topic 848 to December 31, 2024. The guidance was effective upon issuance and had no material effect on the Company’s consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination as if it had originated the contracts. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption is permitted. We adopted this accounting standard update on January 1, 2023 and it had no material effect on the Company's consolidated financial statements.

3. Revenue

Disaggregation of Revenue

The following table depicts the disaggregation of revenue according to categories consistent with how the Company evaluates its financial performance and economic risk. International revenue consists of international geo-targeted campaigns, which are campaigns targeted at an audience of members outside of North America.

	Years Ended December 31,
	2023	2022	2021
North America	$153,952	$189,897	$162,360
International	76,011	107,591	101,067
Total Revenue	$229,963	$297,488	$263,427

	Years Ended December 31,
	2023	2022	2021
Revenue under short-term contracts	$144,217	$174,040	$158,561
Revenue under longer-term contracts	85,746	123,448	104,866
Total	$229,963	$297,488	$263,427

Contract liabilities

Timing may differ between the satisfaction of performance obligations and the invoicing and collection of amounts related to the Company’s contracts with customers. Liabilities are recorded for amounts that are collected in advance of the satisfaction of performance obligations. Contract liabilities on the accompanying Consolidated Balance Sheets were $14.7 million and $27.1 million at December 31, 2023 and December 31, 2022, respectively. Additionally, certain customers may receive credits, which are accounted for as a material right. The Company estimates these amounts based on the expected amount of future services to be provided to customers and allocates a portion of the transaction price to these material rights. The Company recognizes these material rights as the material rights are exercised. The resulting amounts included in contract liabilities on the accompanying Consolidated Balance Sheets were $1.9 million and $1.9 million at December 31, 2023 and December 31, 2022, respectively.

Contract Liabilities
Year-to-Date Activity	(in thousands)
Balance at January 1, 2021	$15,689
Billings	278,230
Revenue Recognized	(263,427)
Balance at December 31, 2021	30,492
Billings	294,082
Revenue Recognized	(297,488)
Balance at December 31, 2022	27,086
Billings	217,598
Revenue Recognized	(229,963)
Balance at December 31, 2023	$14,721

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

4. Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including short-term investments and contingent consideration. The fair value of these financial assets and liabilities was determined based on three levels of input as follows:

•
Level 1. Quoted prices in active markets for identical assets and liabilities;
•
Level 2. Observable inputs other than quoted prices in active markets; and
•
Level 3. Unobservable inputs.

The fair value hierarchy of the Company’s financial assets and liabilities carried at fair value and measured on a recurring basis is as follows:

		Fair Value Measurements at December 31, 2023
	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Time deposits (1)	$25,877	$—	$25,877	$—
Pooled bond funds	73,724	—	73,724	—
Total Short Term Investments	$99,601	$—	$99,601	$—

		Fair Value Measurements at December 31, 2022
	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Pooled bond funds	$20,210	$—	$20,210	$—
Total short-term investments	$20,210	$—	$20,210	$—
Liabilities:
Contingent consideration - current (2)	$2,259	$—	$—	$2,259
Total liabilities	$2,259	$—	$—	$2,259
(1)
The Company's time deposits consist of domestic deposits which mature within nine months (Level 2). All level 2 investments are priced using observable inputs, such as quoted prices in markets that are not active and yield curves.
(2)
Contingent consideration liabilities are measured using the income approach and discounted to present value based on an assessment of the probability that the Company would be required to make such future payments. The contingent consideration liabilities are measured at fair value using significant Level 3 (unobservable) inputs, such as discount rates and probability measures. Remeasurement of the contingent consideration to fair value is expensed through the income statement in the period remeasured. In 2022, we recorded a decrease in amortization expense of $0.5 million related to the revaluation of contingent consideration. In 2021, we recorded amortization expense of $3.7 million related to the revaluation of contingent consideration. Contingent consideration–current is included in accrued expenses and other current liabilities on the balance sheet.

The following table provides a roll-forward of the fair value of the contingent consideration categorized as Level 3 for the year ended December 31, 2023:

Fair Value
Balance as of December 31, 2022	$2,259
Payments on contingent liabilities	(2,267)
Amortization of discount on contingent liabilities	8
Balance as of December 31, 2023	$—

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

6. Investments

The Company’s short-term investments are accounted for as available for sale securities. These investments are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive loss, a component of stockholders’ equity, net of tax. The cumulative unrealized gain, net of taxes, was $703 thousand as of December 31, 2023. The cumulative unrealized loss, net of taxes, was $302 thousand and $14 thousand as of December 31, 2022 and 2021, respectively. Realized gains and losses on the sale of these investments are determined using the specific identification method. There were no realized gains or losses as of December 31, 2023, 2022 or 2021.

Short-term investments consisted of the following:

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Time Deposits	$25,877	$—	$—	$25,877
Pooled bond funds	73,021	703	—	73,724
Total short-term investments	$98,898	$703	$—	$99,601

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Time Deposits	$—	$—	$—	$—
Pooled bond funds	20,512	—	(302)	20,210
Total short-term investments	$20,512	$—	$(302)	$20,210

7. Goodwill

The changes in the carrying amount of goodwill are as follows:

	As of December 31,
	2023	2022
Balance as of beginning of year	$192,227	$197,073
Effect of exchange rate changes	1,847	(4,846)
Balance as of end of year	$194,074	$192,227

8. Intangible Assets

The following table summarizes the Company’s intangible assets, net:

		As of December 31, 2023
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	5-19	$83,959	$(21,604)	$62,355
Developed websites, technology and patents	10	33,202	(10,802)	22,400
Trademark, trade name and domain name	5-16	7,627	(3,365)	4,262
Proprietary user information database and internet traffic	5	1,106	(1,106)	—
Non-Compete agreement	1.5-3	600	(454)	146
Total intangible assets		$126,494	$(37,331)	$89,163

		As of December 31, 2022
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	5-19	$82,558	$(16,404)	$66,154
Developed websites, technology and patents	10	31,768	(7,294)	24,474
Trademark, trade name and domain name	5-16	7,391	(2,770)	4,621
Proprietary user information database and internet traffic	5	1,083	(1,083)	—
Non-Compete agreement	1.5-3	600	(332)	268
Total intangible assets		$123,400	$(27,883)	$95,517

Intangible assets are amortized over their estimated useful lives, which range from eighteen months to nineteen years, using methods of amortization that are expected to reflect the estimated pattern of economic use. The remaining amortization expense will be recognized over a weighted average period of approximately 6.4 years. Amortization expense was $8.8 million, $8.9 million and $9.2 million for the years ended December 31, 2023, 2022, and 2021, respectively. Amortization expense is recorded within operating expenses as the intangible assets consist of customer-related assets and website traffic that the Company considers to be in support of selling and marketing activities. The Company did not write-off any intangible assets in 2023, 2022 or 2021.

The Company expects amortization expense of intangible assets to be as follows:

Years Ending December 31:	Amortization Expense
2024	$8,831
2025	8,792
2026	8,738
2027	8,734
2028	8,734
Thereafter	45,334
$89,163

o

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

As of December 31, 2023, the 2026 Notes and 2025 Notes are not convertible.

Whether the 2026 Notes or the 2025 Notes will be convertible in the future prior to the applicable free convertibility date will depend on the satisfaction of conversion conditions contained within each series of Notes. Since the Company may elect to repay the

2026 Notes and the 2025 Notes in cash, shares of our common stock, or a combination of both, the Company has continued to classify the 2026 and the 2025 Notes as long-term debt on its consolidated balance sheet as of December 31, 2023.

The Notes consist of the following as of December 31:

	2023		2022
Liability Component:	2026 Notes	2025 Notes	2026 Notes	2025 Notes
Principal	$414,000	$3,040	$414,000	$51,381
Less: unamortized debt issuance costs	6,500	40	8,673	1,014
Net carrying amount	$407,500	$3,000	$405,327	$50,367

The following table sets forth total interest expense recognized related to the Notes:

	Year Ended December 31,
	2023	2022	2021
0.125% Coupon	$43	$64	$240
Amortization of debt discount and transaction costs	2,400	2,500	5,364
Induced conversion expense	—	—	21,229
	$2,443	$2,564	$26,833

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

	December 31, 2023		December 31, 2022
	Fair Value	Carrying Value	Fair Value	Carrying Value
Convertible senior notes	$347,087	$410,500	$361,658	$455,694

Based on the closing price of our common stock of $34.86 on December 31, 2023, the if-converted value of the 2026 Notes and 2025 Notes was less than their aggregate principal value.

Partial Repurchase and Conversion of the 2025 Notes

During December 2021, the Company used a portion of the proceeds from the issuance of the 2026 Notes, together with 0.8 million shares of its common stock, to repurchase and retire $149.9 million aggregate principal amount of the 2025 Notes, and paid accrued and unpaid interest thereon (the "2025 Notes Repurchase Transaction"). The 2025 Notes Repurchase Transaction was accounted for as an induced conversion in accordance with Accounting Standards Codification 470-20, Debt with Conversion and Other Options (ASC 470-20). The total fair value of the additional consideration to induce the conversion of $21.2 million was recognized as an inducement expense and classified as a component of interest expense in its consolidated statement of income. The remaining cash and common stock consideration issued under the original terms of the 2025 Notes was accounted for under the general conversion accounting guidance where the difference between the carrying amount of the 2025 Notes retired, including unamortized debt issuance cost of $4 million, and the cash consideration paid and the par value of the common stock issued, was recorded in additional paid-in capital.

During August 2023, the Company repurchased $48.3 million aggregate principal amount of the 2025 Notes for $42.6 million including $0.3 million in transaction fees.

10. Leases and Contingencies

The Company conducts its operations in leased office facilities under various noncancelable operating lease agreements that expire through December 2029.

On October 26, 2017, the Company entered into a Third Amendment (the “Third Amendment”) to the lease agreement for office space in Newton, Massachusetts, dated as of August 4, 2009 (the “Newton Lease”). The Third Amendment extended the lease term to December 31, 2029 and preserves the Company’s option to extend the term for an additional five-year period subject to certain terms and conditions set forth in the Newton Lease. The Third Amendment reduced the rentable space from approximately 110,000 square feet to approximately 74,000 square feet effective January 1, 2018. As of January 1, 2018, base monthly rent under the Third Amendment is $0.3 million. The base rent increases biennially at a rate averaging approximately 1% per year, as of January 1, 2023. The Company remains responsible for certain other costs under the Third Amendment, including operating expense and taxes.

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

As of December 31, 2023 and 2022, operating lease assets were $17.2 million and $20.0 million and operating lease liabilities were $20.7 million and $24.5 million, respectively. The maturities of the Company’s operating lease liabilities as of December 31, 2023 were as follows (in thousands):

Minimum Lease
Years Ending December 31:	Payments
2024	$4,963
2025	4,046
2026	3,954
2027	3,557
2028	3,401
Thereafter	3,333
Total future minimum lease payments	23,254
Less imputed interest	2,590
Total operating lease liabilities	$20,664

Included in the condensed consolidated balance sheet:
Current operating lease liabilities	$4,049
Non-current operating lease liabilities	16,615
Total operating lease liabilities	$20,664

For the years ended December 31, 2023, 2022 and 2021, the total lease cost is comprised of the following amounts (in thousands):

	December 31, 2023	December 31, 2022	December 31, 2021
Operating lease expense	$4,204	$4,251	$4,540
Short-term lease expense	17	22	215
Total lease expense	$4,221	$4,273	$4,755

The following summarizes additional information related to operating leases:

As of
December 31, 2023
Weighted-average years remaining lease term — operating leases	3.3
Weighted-average discount rate — operating leases	3.7%

If the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate as the discount rate. The Company uses its best judgment when determining the incremental borrowing rate, which is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term to the lease payments in a similar currency.

Litigation

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At December 31, 2023 and 2022, the Company did not have any pending claims, charges, or litigation that it expects would have a material adverse effect on its consolidated financial position, results of operations, or cash flows.

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

No new awards may be granted under the 2007 Plan; however, the shares of common stock remaining in the 2007 Plan are available for issuance in connection with previously awarded grants under the 2007 Plan. There are 20,000 shares of common stock that remain subject to outstanding stock grants under the 2007 Plan as of December 31, 2023.

In March 2017, the Company’s board of directors approved the 2017 Stock Option and Incentive Plan (the “2017 Plan”), which was approved by the stockholders of the Company at the 2017 Annual Meeting and became effective June 16, 2017. The 2017 Plan replaces the Company’s 2007 Plan. On June 16, 2017, 3,000,000 shares of the Company’s common stock were reserved for issuance under the 2017 Plan and, generally, shares that are forfeited or canceled from awards under the 2017 Plan also will be available for future awards. In April 2021, the stockholders of the Company authorized the issuance of up to an additional 3,800,000 shares of the Company’s common stock under the 2017 Plan. Under the 2017 Plan, the Company may grant restricted stock and restricted stock units, non-qualified stock options, stock appreciation rights, performance awards, and other stock-based and cash-based awards. Grants generally vest in equal tranches over a three-year period. Stock options granted under the 2017 Plan expire no later than ten years after the grant date. Shares of stock issued pursuant to restricted stock awards are restricted in that they are not transferable until they vest. Shares of stock underlying awards of restricted stock units are not issued until the units vest. Non-qualified stock options cannot be exercised until they vest. Under the 2017 Plan, all stock options and stock appreciation rights must be granted with an exercise price that is at least equal to the fair market value of the common stock on the date of grant. The 2017 Plan broadly prohibits the repricing of options and stock appreciation rights without stockholder approval and requires that no dividends or dividend equivalents be paid with respect to options or stock appreciation rights. The 2017 Plan further provides that, in the event any dividends or dividend equivalents are declared with respect to restricted stock, restricted stock units, other stock-based awards and performance awards (referred to as “full-value awards”), such dividends or dividend equivalents would be subject to the same vesting and forfeiture provisions as the underlying award. There are a total of 1,745,998 shares of common stock that remain subject to outstanding stock-based grants under the 2017 Plan as of December 31, 2023. There are a total of 1,646,666 shares of common stock remain available for issuance under the 2017 Plan as of December 31, 2023.

Accounting for Stock-Based Compensation

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The Company calculated the fair values of the options granted using the following estimated weighted-average assumptions:

	Years Ended December 31,
	2023	2022	2021
Expected volatility	47%	44%	44%
Expected term	6 years	6 years	6 years
Risk-free interest rate	3.59%	2.69%	0.82%
Expected dividend yield	—%	—%	—%
Weighted-average grant date fair value per share	$17.92	$33.99	$27.98

The expected volatility of options granted in 2023, 2022, and 2021 was determined using a weighted average of the historical volatility of our stock for a period equal to the expected life of the option. The expected life of options has been determined utilizing the “simplified” method. The risk-free interest rate is based on a zero-coupon U.S. treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and do not anticipate paying cash dividends on our shares of common stock; therefore, the expected dividend yield is assumed to be zero. The Company applied an estimated annual forfeiture rate based on historical averages in determining the expense recorded in each period.

A summary of the stock option activity under the Company’s stock option plans for the year ended December 31, 2023 is presented below:

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding at December 31, 2022	120,000	$37.29
Granted	25,000	36.46
Exercised	(2,500)	7.03		$81
Forfeited	—	—
Canceled	(2,500)	7.03
Options outstanding at December 31, 2023	140,000	$38.22	6.34	$1,107
Options exercisable at December 31, 2023	115,000	$38.61	5.67	$1,107
Options vested or expected to vest at December 31, 2023	139,128	$38.24	6.32	$1,107

During the years ended December 31, 2023, 2022, and 2021, the total intrinsic value of options exercised (i.e. the difference between the market price of the underlying stock at exercise and the price paid by the employee to exercise the options) was $0.1 million, $1.1 million, and $0.2 million, respectively, and the total amount of cash received by the Company from exercise of these options was $17 thousand, $391 thousand, and $16 thousand, respectively.

Restricted Stock Unit Awards

Restricted stock unit awards are valued at the market price of a share of the Company’s common stock on the date of the grant. A summary of the restricted stock unit award activity under the Company’s plans for the year ended December 31, 2023 is presented below:

	Shares	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Nonvested outstanding at December 31, 2022	1,642,799	$62.40
Granted	799,263	33.63
Vested	(841,714)	57.88
Forfeited	(26,800)	61.36
Nonvested outstanding at December 31, 2023	1,573,548	$50.22	$54,853,883

The total grant-date fair value of restricted stock unit awards that vested during the years ended December 31, 2023, 2022, and 2021 was $48.7 million, $45.2 million, and $23.6 million, respectively.

As of December 31, 2023, there was $60.7 million of total unrecognized compensation expense related to stock options and restricted stock units, which is expected to be recognized over a weighted average period of 1.90 years.

Employee Stock Purchase Plan (“ESPP”)

In April 2022, the Company’s board of directors adopted the TechTarget, Inc. 2022 Employee Stock Purchase Plan (the “ESPP”), which was approved by the stockholders of the Company at the 2022 Annual Meeting of Stockholders and became effective June 7, 2022. On June 7, 2022, 600,000 shares of the Company’s common stock were reserved for issuance under the ESPP. After the initial offering period of three months, commencing September 1, 2022, eligible employees will be offered shares of common stock over a twelve-month offering period, which consists of two consecutive six-month purchase periods. Employees may purchase a limited amount (up to $25,000) of shares of the Company’s common stock under the ESPP at a discount of up to 15% of the lesser of the market value of the common stock at either (a) the beginning of the six-month purchase period during which the shares of common stock are purchased or (b) the end of such six-month purchase period. As of December 31, 2023, 545,556 shares of common stock remain available for issuance under the ESPP.

The initial offering period under the ESPP began September 1, 2022 and ran through November 30, 2022. The following table summarizes activity related to the purchase rights issued under the ESPP (in thousands, except share and per share data):

	December 31, 2023	December 31, 2022
Shares issued under the ESPP	45,301	9,143
Proceeds from issuance of shares	$1,236	$355

Valuation Assumptions

The valuation of ESPP purchase rights and the underlying weighted-average assumptions are summarized as follows:

	December 31, 2023	December 31, 2022
ESPP:
Expected term in years	0.50	0.44
Risk-free interest rate	5.36%	4.14%
Expected volatility	43%	45%
Expected dividend yield	—%	—%
Weighted-average fair value per right granted	$9.03	$13.71

12. Stockholders’ Equity

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

In May 2022, we announced that our board of directors had authorized a stock repurchase program (the “May 2022 Repurchase Program”) whereby we were authorized to repurchase shares of our common stock having an aggregate purchase prices of up to $50.0 million from time to time on the open market or in privately negotiated transactions at prices and in the manner determined by management. During the year ended December 31, 2022, we repurchased 836,329 shares for an aggregate purchase price of $50.0 million at an average share price of $59.77 under the May 2022 Repurchase Program. As of December 31, 2023, no amounts remained available under the May 2022 Repurchase Program.

In November 2022, we announced that our board of directors had authorized a new repurchase program (the “November 2022 Repurchase Program”) where we are authorized to repurchase shares of our common stock and convertible senior notes having an aggregate purchase price of up to $200.0 million from time to time on the open market or in privately negotiated transactions at prices and in the manner determined by management over the next two years. During the year ended December 31, 2023, we repurchased 1,318,664 shares for an aggregate purchase price of $50.0 million at an average price of $37.90 under the November 2022 Repurchase Program. In 2023, we also accrued $0.2 million of federal excise tax on net share repurchases. During the year ended December 31, 2022, we repurchased 341,783 shares for an aggregate purchase price of $14.9 million at an average share price of $43.55 under the November 2022 Repurchase Program. The Company repurchased $48.3 million aggregate principal amount of the 2025 Notes for $42.6 million. The Company did not repurchase any convertible senior notes during the year ended December 31, 2022. As of December 31, 2023, $92.9 million remained available under the November 2022 Repurchase Program.

Repurchased shares are recorded under the cost method and are reflected as treasury stock in the accompanying Consolidated Balance Sheets. We are restricted from making any repurchases during the period between the execution of the Transaction Agreement and the closing of the proposed transaction without Informa’s approval.

Reserved Common Stock

As of December 31, 2023, the Company has reserved (i) 3,412,664 shares of common stock for settlement of outstanding and unexercised options, issuance following vesting of outstanding restricted stock units, and future awards available for grant under the 2007 Plan and 2017 Plan, (ii) 545,556 shares of common stock for use in settling purchases under the ESPP and (iii) and 4,389,127 shares issuable upon conversion of the Notes.

13. Income Taxes

Income before provision for income taxes was as follows:

	Years Ended December 31,
	2023	2022	2021
United States	$14,380	$52,122	$5,804
Foreign	39	5,432	5,275
Income before income taxes	$14,419	$57,554	$11,079

The income tax provision consisted of the following:

	Years Ended December 31,
	2023	2022	2021
Current:
Federal	$6,733	$14,862	$5,587
State	2,525	3,830	1,407
Foreign	1,411	1,290	263
Total current	10,669	19,982	7,257
Deferred:
Federal	1,126	(2,752)	(867)
State	(442)	(1,017)	313
Foreign	(1,395)	(268)	3,427
Total deferred	(711)	(4,037)	2,873
	$9,958	$15,945	$10,130

The income tax provision for the years ended December 31, 2023, 2022 and 2021 differs from the amounts computed by applying the statutory federal income tax rate to consolidated income before provision for income taxes as follows:

	Years Ended December 31,
	2023	2022	2021
Provision computed at statutory rate	$3,028	$12,086	$2,327
Increase resulting from:
Difference in rates for foreign jurisdictions	14	(42)	(42)
Stock-based compensation	5,050	(1,984)	(3,903)
Nondeductible inducement expense	—	—	4,458
Transaction-related fees	867	—	—
Other non-deductible expenses	167	131	97
Non-deductible officers compensation	1,639	4,098	1,665
State income tax provision	1,619	2,237	1,344
Subsidiary earnings taxed in the US	(732)	333	1,176
Research and development credit	(1,259)	(726)	(468)
Valuation allowance	(405)	(343)	474
Change in tax rate	(31)	(24)	3,006
Other	1	179	(4)
Provision for income taxes	$9,958	$15,945	$10,130

Significant components of the Company’s net deferred tax assets and liabilities are as follows:

	As of December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$3,146	$4,446
Right of use operating lease liability	5,251	6,178
Accruals and allowances	1,890	3,140
Stock-based compensation	4,879	4,553
Property and equipment	178	—
Contract liabilities	—	467
Other	130	4
Gross deferred tax assets	15,474	18,788
Less valuation allowance	(836)	(1,397)
Total deferred tax assets	14,638	17,391
Deferred tax liabilities:
Intangible asset	(20,687)	(21,642)
Right of use operating lease asset	(4,362)	(5,179)
Property and equipment	—	(915)
Total deferred tax liabilities	(25,049)	(27,736)
Net deferred tax liabilities	$(10,411)	$(10,345)
As reported:
Non-current deferred tax assets	$2,445	$2,945
Non-current deferred tax liabilities	$(12,856)	$(13,290)

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

The valuation allowances were $0.8 million and $1.4 million at December 31, 2023 and 2022 respectively. The valuation allowance is mainly against state NOL due to dilution of state apportionment.

The Company had no unrecognized tax benefits at December 31, 2023. It is not expected that the amount of unrecognized tax benefits will change significantly within the next twelve months.

The Company files income tax returns in the U.S. and in foreign jurisdictions. Generally, the Company is no longer subject to U.S., state, local and foreign income tax examinations by tax authorities in its major jurisdictions for years before 2017, except to the extent of NOL and tax credit carryforwards from those years. Major taxing jurisdictions include the U.S., both federal and state, and the United Kingdom. As of December 31, 2023, the Company also had U.S. federal and state NOL carryforwards of $10.1 million, of which $3.7 million will begin to expire in 2036 and the remaining amount may be carried forward indefinitely. The Company also has foreign NOL carryforwards of $0.2 million, which may be carried forward indefinitely. The deferred tax assets related to the domestic NOL carryforwards have been partially offset by valuation allowance related to BrightTALK, Inc. and the deferred tax assets related to the foreign NOL carryforwards have been partially offset by a $0.1 million valuation allowance related to Hong Kong.

The Company considers the excess of its financial reporting over its tax basis in investments in foreign subsidiaries essentially permanent in duration and as such has not recognized deferred tax liability related to this difference. Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $16.1 million as of December 31, 2023. The Company has not provided any additional federal or state income taxes or foreign withholding taxes on the undistributed earnings as such earnings have been indefinitely reinvested in the business. Due to the various methods by which such earnings could be repatriated in the future, the amount of taxes attributable to the undistributed earnings is not practicably determinable.

14. Segment Information

The Company views its operations and manages its business as one operating segment based on factors such as how the Company manages its operations and how its executive management team reviews results and makes decisions on how to allocate resources and assess performance.

Geographic Data

Net sales by campaign target area were as follows (1):

	Years Ended December 31,
	2023	2022	2021
North America	$153,952	$189,897	$162,360
International	76,011	107,591	101,067
Total Revenue	$229,963	$297,488	$263,427

(1)
Net sales to customers by campaign target area is based on the geo-targeted (target audience) location of the campaign.

Net sales to unaffiliated customers by geographic area were as follows (2):

	Years Ended December 31,
	2023	2022	2021
United States	$175,045	$223,528	$188,904
United Kingdom	24,379	31,197	36,189
Other International	30,539	42,763	38,334
Total	$229,963	$297,488	$263,427

(2)
Net sales to unaffiliated customers by geographic area is based on the customers’ current billing addresses and does not consider the geo-targeted (target audience) location of the campaign.

Long-lived assets by geographic area were as follows:

	Years Ended December 31,
	2023	2022
United States	$221,394	$222,488
International	86,760	87,763
Total	$308,154	$310,251

Long-lived assets are comprised of property and equipment, net; goodwill; and intangible assets, net. No single country outside of the U.S. and the United Kingdom accounted for 1% or more of the Company’s long-lived assets during either of these periods.

15. 401(k) Plans

The Company maintains 401(k)-retirement savings plans (the “Plans”) whereby employees may elect to defer a portion of their salary and contribute the deferred portion to the Plans. The Company contributed $1.9 million, $1.8 million and $1.7 million to the Plans for each of the years ended December 31, 2023, 2022, and 2021 respectively. Employee contributions and the Company’s matching contributions are invested in one or more collective investment funds at the participant’s direction. The Company’s matching contributions vest in accordance with the term of the respective Plan.

16. Subsequent Event

On January 10, 2024, we entered into an Agreement and Plan of Merger (the “Transaction Agreement”) with Informa and certain of our and their subsidiaries. Pursuant to the Transaction Agreement, we and Informa, among other things, agreed to combine our businesses with the business of Informa Intrepid Holdings Inc. (“Informa Tech”), a wholly owned subsidiary of Informa which will own and operate Informa’s digital businesses (Industry Dive, Omdia (including Canalys)), NetLine and certain of its digital media brands (e.g. Information Week, Light Reading, and AI Business), under a new publicly traded holding company (“New TechTarget”). Upon closing, among other things, Informa and its subsidiaries will collectively own 57% of the outstanding common stock of New TechTarget (on a fully diluted basis) and our former stockholders will own the remaining outstanding common stock of New TechTarget. Our former stockholders will also receive a pro rata share of an amount in cash equal to $350 million plus the amount of any EBITDA adjustment (as defined in the Transaction Agreement), which is estimated as of the date of the Transaction Agreement to be approximately $11.79 per share of our common stock. The various transactions set forth in the Transaction Agreement (the “proposed transaction”) are expected to close in the second half of 2024, subject to satisfaction or waiver of certain customary conditions.

We will be required to pay Informa a termination fee between $30.0 and $40.0 million if the Transaction Agreement is terminated under certain specified circumstances, including termination by us in connection with our entry into an agreement with respect to a Toro Superior Proposal (as defined in the Transaction Agreement) prior to us receiving stockholder approval of the proposed transaction, or termination by Informa upon a Toro Change in Recommendation (as defined in the Transaction Agreement).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We are required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of the Annual Report on Form 10-K for the period ended December 31, 2023, management, under the supervision of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), conducted an evaluation of our disclosure controls and procedures as of December 31, 2023. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control, that occurred during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our internal control over financial reporting was effective. Management has reviewed its assessment with the Audit Committee.

The independent registered public accounting firm, Stowe and Degon LLC, has audited our consolidated financial statements and has issued an attestation report on our internal control over financial reporting as of December 31, 2023, which is included in Item 8 herein.

Item 9B. Other Information

Bylaws

On January 10, 2024, our Board of Directors approved and adopted an amendment to our Amended and Restated Bylaws, or our Bylaws, effective January 10, 2024, to designate (i) the Court of Chancery of the State of Delaware, or if such court does not have jurisdiction, the federal district court for the District of Delaware, as the sole and exclusive forum for bringing certain legal actions against us or on our behalf, and (ii) the federal district courts of the United States as the sole and exclusive forum for any complaint asserting a cause of action arising under the Securities Act of 1933, as amended, or any rule or regulation promulgated thereunder, in each case unless we consent in writing to the selection of an alternative forum.

The foregoing summary of the amendment to our Bylaws is qualified in all respects by reference to the text of our Bylaws, a copy of which is filed as Exhibit 3.2 to this Annual Report on Form 10-K and is incorporated herein by reference.

Trading Plans

There were no Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) adopted, modified, or terminated by any directors or officers (as defined in Rule 16a-1(f)) of the Company during the fourth quarter of 2023 covered by this Annual Report on Form 10-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item concerning directors and executive officers is incorporated herein by reference under the headings to be titled “Election of Class II Directors” and “Information About Corporate Governance” in our definitive proxy statement to be filed with the SEC in connection with the Company’s 2024 Proxy Statement (the “Proxy Statement”).

Code of Ethics

The Company has a Code of Business Conduct and Ethics that applies to all of our employees, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) as well as the members of the Board of Directors of the Company. The code is available at https://investor.techtarget.com/governance/corporate-governance. We will make any required disclosure under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, a provision of our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions by posting such information on our website.

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

Item 15. Exhibits, Financial Statement Schedules

Documents filed as part of this report:

(1)
Financial Statements are filed as part of this Annual Report on Form 10-K. The following consolidated financial statements are included in Item 8:
•
Consolidated Balance Sheets as of December 31, 2023 and 2022
•
Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2023, 2022, and 2021
•
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2023, 2022, and 2021
•
Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022, and 2021
•
Notes to Consolidated Financial Statements
(2)
Financial statement schedules have been omitted because they are not required or because the required information is given in the Consolidated Financial Statements or Notes thereto.
(3)
Exhibit Index.

EXHIBIT INDEX

			Incorporated by Reference to
Exhibit Number	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

	Plan of Acquisition

*2.1	Agreement and Plan of Merger, dated as of January 10, 2024, by and among TechTarget, Inc., Toro CombineCo, Inc., Toro Acquisition Sub, LLC, Informa PLC, Informa US Holdings Limited, and Informa Intrepid Holdings Inc.	8-K	2.1	1/11/2023	001-33472

	Articles of Incorporation and By-Laws

3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant	10-Q	3.1	11/13/2007	001-33472

**3.2	Amended and Restated Bylaws of the Registrant

	Instruments Defining the Rights of Security Holders

4.1	Specimen Stock Certificate for shares of the Registrant’s Common Stock	S-1/A	4.1	4/10/2007	333-140503

4.2	Description of Securities Registered Under Section 12 of the Exchange Act	10K	4.2	3/16/2020	001-33472
4.3	Indenture (including form of Notes) with respect to TechTarget’s 0.125% Convertible Senior Notes due 2025, dated as of December 17, 2020, between TechTarget and U.S. Bank National Association, as trustee.	8-K	4.1	12/17/2020	001-33472

4.4	Indenture (including form of Notes) with respect to TechTarget’s 0.00% Convertible Senior Notes due 2026, dated as of December 13, 2021, between TechTarget and U.S. Bank National Association, as trustee.	8-K	4.1	12/14/2021	001-33472

	Material Contracts

10.1	Second Amended and Restated Investors’ Rights Agreement by and among the Registrant, the Investors named therein and SG Cowen Securities Corporation, dated as of December 17, 2004	S-1	10.1	2/07/2007	333-140503

10.2	Indemnification Agreement	8-K	10.1	8/07/2019	001-33472

10.3#	TechTarget, Inc. 2007 Stock Option and Incentive Plan	S-1/A	10.3	4/20/2007	333-140503

10.4#	Form of Non-Qualified Stock Option Agreement under the 2007 Stock Option and Incentive Plan	S-1/A	10.5	4/20/2007	333-140503

10.5#	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors	S-1/A	10.5.1	4/27/2007	333-140503

10.6#	Amended and Restated Employment Agreement, dated January 17, 2008, by and between the Registrant and Don Hawk	10-K	10.26	3/31/2008	001-33472

10.7	Lease Agreement by and between MA-Riverside Project L.L.C., as landlord and TechTarget, Inc., as tenant	8-K	10.1	8/7/2009	001-33472

10.8	First Amendment to Lease Agreement, by and between the Registrant and MA-Riverside Project L.L.C. for the premises located at One Riverside Center, 275 Grove Street, Newton, Massachusetts, dated November 18, 2010	8-K	10.1	11/22/2010	001-33472

10.9	Fourth Amendment to Lease Agreement, by and between the Registrant and ARE-MA REGION NO. 76, LLC for the premises located at One Riverside Center, 275 Grove Street, Newton, Massachusetts, dated April 30, 2021.	10-Q	10.1	5/05/2021	001-33472

10.10#	Amendment and Waiver to Amended and Restated Employment Agreement between the Registrant and Don Hawk (dated January 10, 2012)	10-K	10.37	3/15/2012	001-33472

10.11	Second Amendment to Lease Agreement by and between Hines Global REIT Riverside Center, LLC, as landlord and successor in interest to MA-Riverside Project, LLC and TechTarget, Inc., as tenant dated July 23, 2015	10-Q	10.1	11/9/2015	001-33472

10.12#	Employment Agreement between the Registrant and Michael Cotoia (dated May 3, 2016)	8-K	10.2	5/9/2016	001-33472

10.13#	Employment Agreement between the Registrant and Greg Strakosch (dated May 3, 2016)	8-K	10.3	5/9/2016	001-33472

10.14#	Employment Agreement between the Registrant and Daniel T. Noreck (dated December 19, 2016)	8-K	10.1	12/19/2016	001-33472

10.15#	TechTarget, Inc. 2017 Stock Option and Incentive Plan, as amended	8-K	99.1	6/11/2021	001-33472

10.16#	Form of Restricted Stock Unit Agreement	10-Q	10.2	8/9/2017	001-33472

10.17#	Form of Stock Option Agreement	10-Q	10.3	8/9/2017	001-33472

10.18	Third Amendment to Lease Agreement by and between Hines Global REIT Riverside Center, LLC, as landlord and successor in interest to MA-Riverside Project, LLC and TechTarget, Inc., as tenant dated October 26, 2017	8-K	10.1	10/27/2017	001-33472

10.19#	Form of Restricted Stock Unit Agreement	8-K	10.1	8/3/2018	001-33472

**10.20#	2023 Executive Incentive Bonus Plan

10.21	Consent and First Amendment to Loan and Security Agreement, by and among the Registrant, Western Alliance Bank, as administrative agent and collateral agent, and the banks and other financial institutions or entities from time to time party thereto as lenders, dated as of December 7, 2021.	10-K	10.23	02/28/2022	001-33472

10.22	TechTarget, Inc. 2022 Employee Stock Purchase Plan	8-K	99.1	06/09/2022	001-33472

10.23	Form of Restricted Stock Unit Agreement	10-Q	10.24	11/08/2023	001-33472

10.24	Employment Agreement between the Registrant and Rebecca Kitchens (dated September 8, 2023)	10-Q	10.25	11/08/2023	001-33472

10.25	Employment Agreement between the Registrant and Steven Niemiec (dated September 8, 2023)	10-Q	10.26	11/08/2023	001-33472

10.26	Employment Agreement, dated as of January 10, 2024, by and between Toro CombineCo, Inc. and Don Hawk	8-K	10.1	1/11/2024	001-33472

10.27	Employment Agreement, dated as of January 10, 2024, by and between Toro CombineCo, Inc. and Daniel Noreck	8-K	10.2	1/11/2024	001-33472

10.28	Employment Agreement, dated as of January 10, 2024, by and between Toro CombineCo, Inc. and Rebecca Kitchens	8-K	10.3	1/11/2024	001-33472

10.29	Employment Agreement, dated as of January 10, 2024, by and between Toro CombineCo, Inc. and Steven Niemeic	8-K	10.4	1/11/2024	001-33472

10.30	Separation Agreement, dated as of January 10, 2024, by and between TechTarget, Inc. and Michael Cotoia	8-K	10.5	1/11/2024	001-33472

10.31	Separation Agreement, dated as of January 10, 2024, by and between TechTarget, Inc. and Greg Strakosch	8-K	10.6	1/11/2024	001-33472

10.32	Consulting Agreement, dates as of January 10, 2024 by and between Toro Combine Co, Inc. and Michael Cotoia	8-K	10.7	1/11/2024	001-33472

10.33	Form of Lock-Up Agreement	8-K	10.8	1/11/2024	001-33472

**21.1	List of Subsidiaries

**23.1	Consent of Stowe & Degon, LLC

**31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(A) And 15d-14(A), As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002

**31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(A) And 15d-14(A), As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002

**32.1	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**97.1	Compensation Recovery Policy

101.INS	Inline XBRL Instance Document (1)

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Certain schedules, annexes and exhibits to the Transaction Agreement and Plan of Merger have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish copies of any such schedules, annexes and exhibits to the U.S. Securities and Exchange Commission upon request.

** Filed herewith.

# Management contract or compensatory plan or arrangement filed as an Exhibit to this report pursuant to 15(a) and 15(c) of Form 10-K.

(1)
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022, (ii) Consolidated Statements of Comprehensive Income for the Years ended December 31, 2023, December 31, 2022 and December 31, 2021, (iii) Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2023, December 31, 2022 and December 31, 2021, (iv) Consolidated Statements of Cash Flows for the Years ended December 31, 2023, December 31, 2022 and December 31, 2021, and (v) Notes to Consolidated Financial Statements.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHTARGET, INC.
Date: February 28, 2024

By:	/s/ Michael Cotoia
Michael Cotoia
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Cotoia	Chief Executive Officer and Director	February 28, 2024
Michael Cotoia	(Principal executive officer)

/s/ Daniel Noreck	Chief Financial Officer and Treasurer	February 28, 2024
Daniel Noreck	(Principal financial and accounting officer)

/s/ Greg Strakosch	Executive Chairman	February 28, 2024
Greg Strakosch

/s/ Robert D. Burke	Director	February 28, 2024
Robert D. Burke

/s/ Bruce Levenson	Lead Independent Director	February 28, 2024
Bruce Levenson

/s/ Roger M. Marino	Director	February 28, 2024
Roger M. Marino

/s/ Perfecto Sanchez	Director	February 28, 2024
Perfecto Sanchez

/s/ Christina Van Houten	Director	February 28, 2024
Christina Van Houten