Form 10-Q
period 2024-03-31
TechTarget Inc
filed 2024-05-09
CIK 1293282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 6, 2024 the registrant had 28,548,634 shares of common stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TechTarget, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
Assets	(Unaudited)	(Unaudited)
Current assets:
Cash and cash equivalents	$230,436	$226,668
Short-term investments	100,749	99,601
Accounts receivable, net of allowance for doubtful accounts of $3,825 and $5,028 respectively	36,880	39,239
Prepaid taxes	—	1,634
Prepaid expenses and other current assets	6,384	4,331
Total current assets	374,449	371,473
Property and equipment, net	25,561	24,917
Goodwill	193,737	194,074
Intangible assets, net	86,575	89,163
Operating lease assets with right-of-use	16,319	17,166
Deferred tax assets	8,687	2,445
Other assets	829	650
Total assets	$706,157	$699,888
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,357	$5,312
Current operating lease liabilities	4,161	4,049
Accrued expenses and other current liabilities	7,638	9,041
Accrued compensation expenses	1,544	1,345
Income taxes payable	8,477	2,522
Contract liabilities	17,375	14,721
Total current liabilities	43,552	36,990
Non-current operating lease liabilities	15,658	16,615
Convertible senior notes	411,051	410,500
Deferred tax liabilities	12,402	12,856
Total liabilities	482,663	476,961
Leases and contingencies (see Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 58,792,845 and 58,659,065 shares issued, respectively; 28,548,634 and 28,415,144 shares outstanding, respectively	59	59
Treasury stock, at cost; 30,244,211 and 30,243,921 shares, respectively	(329,118)	(329,118)
Additional paid-in capital	483,016	471,696
Accumulated other comprehensive loss	(5,207)	(4,542)
Retained earnings	74,744	84,832
Total stockholders’ equity	223,494	222,927
Total liabilities and stockholders’ equity	$706,157	$699,888

See accompanying Notes to Condensed Consolidated Financial Statements.

TechTarget, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share data)

	For the Three Months Ended
	March 31,
	2024	2023
	(Unaudited)	(Unaudited)
Revenue	$51,636	$57,114
Cost of revenue(1)	19,158	17,350
Amortization of acquired technology	702	673
Gross profit	31,776	39,091
Operating expenses:
Selling and marketing(1)	22,963	24,756
Product development(1)	2,753	2,609
General and administrative(1)	6,695	7,918
Transaction and related expenses	6,526	-
Depreciation, excluding depreciation of $1,175 and $845, respectively, included in cost of revenue	2,311	2,000
Amortization	1,498	1,493
Total operating expenses	42,746	38,776
Operating income (loss)	(10,970)	315
Interest and other income, net	3,072	2,757
Income (loss) before provision for income taxes	(7,898)	3,072
Provision for income taxes	2,190	1,427
Net income (loss)	$(10,088)	$1,645
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments (net of tax provision effect of $(7) and $18, respectively)	$(23)	$63
Foreign currency translation gain (loss)	(642)	2,029
Other comprehensive income (loss)	(665)	2,092
Comprehensive income (loss)	$(10,753)	$3,737
Net income (loss) per common share:
Basic	$(0.35)	$0.06
Diluted	$(0.35)	$0.06
Weighted average common shares outstanding:
Basic	28,510	28,757
Diluted	28,510	28,953

(1)
Amounts include stock-based compensation expense as follows:

Cost of revenue	$734	$821
Selling and marketing	6,424	7,537
Product development	478	460
General and administrative	3,823	3,458

See accompanying Notes to Condensed Consolidated Financial Statements.

TechTarget, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share data)

(Unaudited)

	Common Stock		Treasury Stock
	Number of Shares	$0.001 Par Value	Number of Shares	Cost	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
Balance, December 31, 2023	58,659,065	$59	30,243,921	$(329,118)	$471,696	$(4,542)	$84,832	$222,927
Issuance of common stock from restricted stock awards	133,490	—	—	—	—	—	—	—
Impact of net settlements	290	—	290	—	(139)	—	—	(139)
Stock-based compensation expense	—	—	—	—	11,459	—	—	11,459
Unrealized loss on investments	—	—	—	—	—	(23)	—	(23)
Unrealized loss on foreign currency exchange	—	—	—	—	—	(642)	—	(642)
Net loss	—	—	—	—	—	—	(10,088)	(10,088)
Balance, March 31, 2024	58,792,845	$59	30,244,211	$(329,118)	$483,016	$(5,207)	$74,744	$223,494

	Common Stock		Treasury Stock
	Number of Shares	$0.001 Par Value	Number of Shares	Cost	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
Balance, December 31, 2022	57,919,501	$58	28,896,408	$(278,876)	$425,458	$(9,537)	$80,371	$217,474
Issuance of common stock from exercise of options	2,500	—	—	—	18	—	—	18
Issuance of common stock from restricted stock awards	91,152	—	—	—	—	—	—	—
Purchase of common stock through stock buyback	—	—	581,295	(25,000)	—	—	—	(25,000)
Impact of net settlements	912	—	912	—	(177)	—	—	(177)
Excise Tax on repurchased shares	—	—	—	—	(206)	—	—	(206)
Stock-based compensation expense(1)	—	—	—	—	14,176	—	—	14,176
Unrealized gain on investments	—	—	—	—	—	63	—	63
Unrealized gain on foreign currency exchange	—	—	—	—	—	2,029	—	2,029
Net income	—	—	—	—	—	—	1,645	1,645
Balance, March 31, 2023	58,014,065	$58	29,478,615	$(303,876)	$439,269	$(7,445)	$82,016	$210,022

(1)Includes $1.9 million of accrued compensation expense recognized in the previous year for the three months ended March 31, 2023.

See accompanying Notes to Condensed Consolidated Financial Statements.

TechTarget, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Three Months Ended
	March 31,
	2024	2023
	(Unaudited)
Operating activities:
Net income (loss)	$(10,088)	$1,645
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	3,486	2,845
Amortization	2,200	2,166
Provision for bad debt	(569)	758
Stock-based compensation	11,459	12,276
Amortization of debt issuance costs	550	627
Deferred tax benefit	(6,603)	(1,298)
Changes in operating assets and liabilities:
Accounts receivable	2,912	8,294
Operating lease assets with right of use	695	390
Prepaid expenses and other current assets	(423)	(2,033)
Other assets	(182)	(4)
Accounts payable	(952)	(250)
Income taxes payable	5,979	2,173
Accrued expenses and other current liabilities	(1,388)	(2,445)
Accrued compensation expenses	205	(1,209)
Operating lease liabilities with right of use	(660)	(874)
Contract liabilities	2,673	(4,843)
Net cash provided by operating activities	9,294	18,218
Investing activities:
Purchases of property and equipment, and other capitalized assets, net	(4,154)	(3,548)
Purchases of investments	(1,156)	(25,299)
Net cash used in investing activities	(5,310)	(28,847)
Financing activities:
Tax withholdings related to net share settlements	(139)	(177)
Purchase of treasury shares and related costs	—	(25,000)
Proceeds from stock option exercises	—	18
Payment of earnout liabilities	—	(2,267)
Net cash used in financing activities	(139)	(27,426)
Effect of exchange rate changes on cash and cash equivalents	(77)	621
Net increase (decrease) in cash and cash equivalents	3,768	(37,434)
Cash and cash equivalents at beginning of period	226,668	344,523
Cash and cash equivalents at end of period	$230,436	$307,089
Supplemental disclosure of cash flow information:
Cash paid for taxes, net	$1,181	$598
Schedule of non-cash investing and financing activities:
Right of use assets and lease liabilities	$4	$314

See accompanying Notes to Condensed Consolidated Financial Statements.

TechTarget, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data, where otherwise noted, or instances where expressed in millions)

1. Organization and Operations

TechTarget, Inc. (collectively with its subsidiaries, the “Company”) is a global data and analytics leader and software provider for buyers of purchase intent-driven marketing and sales data for enterprise technology vendors. The Company’s service offerings are designed to enable technology vendors to better identify, reach and influence corporate information technology (“IT”) decision-makers actively researching specific IT purchases. The Company offers products and services intended to improve IT vendors’ ability to impact these audiences for business growth using advanced targeting, analytics and data services complemented by customized marketing programs that integrate demand generation, brand advertising techniques, and content curation and creation. The Company operates a network of approximately 150 websites and 800 webinars and virtual event channels, which each focus on a specific IT sector such as storage, security or networking. IT and business professionals have become increasingly specialized, and they have come to rely on the Company’s sector-specific websites and webinars and virtual event channels for purchasing decision support. The Company’s content platforms are designed to enable IT and business professionals to navigate the complex and rapidly changing IT landscape where purchasing decisions can have significant financial and operational consequences. At critical stages of the purchase decision process, these content offerings through different channels are intended to meet IT and business professionals’ needs for expert, peer and IT vendor information and provide platforms on which business-to-business technology companies can launch targeted marketing campaigns which generate measurable return on investment. Based upon the logical clustering of members and users’ respective job responsibilities and the marketing focus of the products being promoted by the Company’s customers, the Company categorizes its content offerings to address the key market opportunities and audience extensions across a portfolio of distinct market categories: Security; Networking; Storage; Data Center and Virtualization Technologies; CIO/IT Strategy; Business Applications and Analytics; Application Architecture and Development; and ANCL Channel.

On January 10, 2024, we entered into an Agreement and Plan of Merger (the “Transaction Agreement”) with Informa PLC ("Informa") and certain of our and their subsidiaries. Pursuant to the Transaction Agreement, we and Informa, among other things, agreed to combine our businesses with the business of Informa Intrepid Holdings Inc. (“Informa Tech”), a wholly owned subsidiary of Informa which will own and operate Informa’s digital businesses (Industry Dive, Omdia (including Canalys)), NetLine and certain of its digital media brands (e.g. Information Week, Light Reading, and AI Business), under a new publicly traded holding company (“New TechTarget”). Upon closing, among other things, Informa and its subsidiaries will collectively own 57% of the outstanding common stock of New TechTarget (on a fully diluted basis) and our former stockholders will own the remaining outstanding common stock of New TechTarget. Our former stockholders will also receive a pro rata share of an amount in cash equal to $350 million plus the amount of any EBITDA adjustment (as defined in the Transaction Agreement), which is estimated as of the date of the Transaction Agreement to be approximately $11.79 per share of our common stock. The various transactions set forth in the Transaction Agreement (the “proposed transaction”) are expected to close in the second half of 2024, subject to satisfaction or waiver of certain customary conditions.

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

2. Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to condensed consolidated financial statements. The Company’s critical accounting policies are those that affect its more significant judgments used in the preparation of its condensed consolidated financial statements. A description of the Company’s critical accounting policies and estimates is contained in its Annual Report on Form 10-K for the year ended December 31, 2023, and in this note to the condensed consolidated financial statements.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted (Generally Accepted Accounting Principles or “U.S. GAAP”) in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. All adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown, are of a normal, recurring nature and have been reflected in the condensed consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of results to be expected for any other interim periods or for the full year. The information included in these condensed consolidated financial statements should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report and the condensed consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

At March 31, 2024, the Company’s collectability assessment includes the business and market disruptions caused by macro-economic uncertainty currently being experienced in the technology sector and estimates of expected emerging credit and collectability trends. The continued volatility in market conditions and evolving shifts in credit trends are difficult to predict, causing variability and volatility that may have a material impact on our allowance for credit losses in future periods.

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

	For the Three Months Ended March 31,
	2024	2023
North America	$35,230	$37,760
International	16,406	19,354
Total	$51,636	$57,114

	For the Three Months Ended March 31,
	2024	2023
Revenue under short-term contracts	$33,940	$33,889
Revenue under longer-term contracts	17,696	23,225
Total	$51,636	$57,114

Contract Liabilities

Timing may differ between the satisfaction of performance obligations and the invoicing and collections of amounts related to the Company’s contracts with customers. Liabilities are recorded for amounts that are collected in advance of the satisfaction of performance obligations. Additionally, certain customers may receive credits, which are accounted for as a material right. The Company estimates these amounts based on the expected amount of future services to be provided to the customer and allocates a portion of the transaction price to these material rights. The Company recognizes these material rights as the material rights are exercised. The resulting material rights amounts included in the contract liabilities on the accompanying Condensed Consolidated Balance Sheets was $1.7 million and $1.9 million at March 31, 2024, and December 31, 2023, respectively.

Contract Liabilities
Year-to-Date Activity
Balance at December 31, 2023	$14,721
Billings	54,290
Revenue Recognized	(51,636)
Balance at March 31, 2024	$17,375

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

4. Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including short-term investments. The fair value of these financial assets and liabilities was determined based on three levels of input as follows:

•
Level 1. Quoted prices in active markets for identical assets and liabilities;
•
Level 2. Observable inputs other than quoted prices in active markets; and
•
Level 3. Unobservable inputs.

The fair value hierarchy of the Company’s financial assets carried at fair value and measured on a recurring basis is as follows:

		Fair Value Measurements at March 31, 2024
	March 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Time deposits (1)	$26,204	$—	$26,204	$—
Pooled bond funds	74,545	—	74,545	—
Total short-term investments	$100,749	$—	$100,749	$—

		Fair Value Measurements at December 31, 2023
	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Time deposits (1)	$25,877	$—	$25,877	$—
Pooled bond funds	73,724	—	73,724	—
Total short-term investments	$99,601	$—	$99,601	$—

(1)
The Company's time deposits consist of domestic deposits which mature within six months (Level 2). All level 2 investments are priced using observable inputs, such as quoted prices in markets that are not active and yield curves.

5. Cash, Cash Equivalents and Short-Term Investments

Cash and cash equivalents are carried at cost, which approximates fair market value. As of March 31, 2024 and December 31, 2023, cash and cash equivalents totaled $230.4 million and $226.7 million, respectively.

Investments are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity, net of tax. Realized gains and losses on the sale of these investments are determined using the specific identification method. There were no realized gains or losses as of March 31, 2024 or December 31, 2023.

Short-term investments consisted of the following:

	March 31, 2024
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Time deposits	$26,204	$—	$—	$26,204
Pooled bond funds	73,851	694	—	74,545
Total short-term investments	$100,055	$694	$—	$100,749

	December 31, 2023
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Time deposits	$25,877	$—	$—	$25,877
Pooled bond funds	73,021	703	—	73,724
Total short-term investments	$98,898	$703	$—	$99,601

6. Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. The Company did not have any intangible assets with indefinite lives other than goodwill as of March 31, 2024 or December 31, 2023. There were no indications of impairment as of March 31, 2024, and the Company believes that, as of the balance sheet dates presented, none of the Company’s goodwill or intangible assets were impaired.

The following table summarizes the Company’s intangible assets, net:

		March 31, 2024
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	5-19	$83,716	$(22,810)	$60,906
Developed websites, technology and patents	10	32,935	(11,493)	21,442
Trademark, trade name and domain name	5-16	7,583	(3,479)	4,104
Proprietary user information database and internet traffic	5	1,100	(1,100)	—
Non-compete agreements	1.5-3	600	(477)	123
Total intangible assets		$125,934	$(39,359)	$86,575

		December 31, 2023
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	5-19	$83,959	$(21,604)	$62,355
Developed websites, technology and patents	10	33,202	(10,802)	22,400
Trademark, trade name and domain name	5-16	7,627	(3,365)	4,262
Proprietary user information database and internet traffic	5	1,106	(1,106)	—
Non-compete agreements	1.5-3	600	(454)	146
Total intangible assets		$126,494	$(37,331)	$89,163

Intangible assets are amortized over their estimated useful lives, which range from eighteen months to nineteen years, using methods of amortization that are expected to reflect the estimated pattern of economic use. The remaining amortization expense will be recognized over a weighted-average period of approximately 6.3 years. Amortization expense was $2.2 million both the three months ended March 31, 2024 and 2023, respectively. Amortization expense relating to developed websites, technology and patents is recorded within costs of revenues. All other amortization is recorded within operating expenses as the remaining intangible assets consist of customer-related assets which generate website traffic that the Company considers to be in support of selling and marketing activities. The Company did not write off any fully amortized intangible assets in the first three months of 2024 or 2023.

The Company expects amortization expense of intangible assets to be as follows:

Years Ending December 31:	Amortization Expense
2024 (April 1 – December 31)	$6,593
2025	8,752
2026	8,698
2027	8,694
2028	8,694
Thereafter	45,144
Total	$86,575

7. Net Income (Loss) Per Common Share

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per common share is as follows:

	For the Three Months Ended
	March 31,
	2024	2023
Numerator:
Net income (loss)	$(10,088)	$1,645
Denominator:
Basic:
Weighted average shares of common stock and vested, undelivered restricted stock units outstanding	28,510,395	28,757,259
Diluted:
Weighted average shares of common stock and vested, undelivered restricted stock units outstanding	28,510,395	28,757,259
Effect of potentially dilutive shares (1)	-	195,847
Total weighted average shares of common stock and vested, undelivered restricted stock units outstanding and potentially dilutive shares	28,510,395	28,953,106
Net Income Per Common Share:
Basic:
Net income (loss) applicable to common stockholders	$(10,088)	$1,645
Weighted average shares of stock outstanding	28,510,395	28,757,259
Basic net income (loss) per common share	$(0.35)	$0.06
Diluted:
Net income (loss) applicable to common stockholders	$(10,088)	$1,645
Weighted average shares of stock outstanding	28,510,395	28,953,106
Diluted net income (loss) per common share (1)	$(0.35)	$0.06

(1)
In calculating diluted net income per share, 851 thousand shares and 1.3 million shares related to outstanding stock options and unvested, undelivered restricted stock units were excluded for the three months ended March 31, 2024 and 2023, respectively. Additionally, for the three months ended March 31, 2024 and 2023, the interest expense and amortization of note costs relating to the shares issuable upon conversion of our outstanding convertible notes were excluded from the calculation as they would have been anti-dilutive. The interest expense including amortization of note issuance costs, related to convertible notes was $0.6 million for both the three months March 31, 2024 and March 31, 2023.

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

As of March 31, 2024, approximately $3 million aggregate principal amount of the 2025 Notes remain outstanding. Further details are included below:

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

As of March 31, 2024, the 2026 Notes and 2025 Notes are not convertible.

Whether the 2026 Notes or the 2025 Notes will be convertible in the future prior to the applicable free convertibility date will depend on the satisfaction of the trading price condition or another conversion condition specified in the Indentures. Since the Company may elect to repay the 2026 Notes and the 2025 Notes in cash, shares of our common stock, or a combination of both, the Company has continued to classify the 2026 and the 2025 Notes as long-term debt on its consolidated balance sheet as of March 31, 2024.

The Notes consist of the following:

	March 31, 2024		December 31, 2023
Liability Component:	2026 Notes	2025 Notes	2026 Notes	2025 Notes
Principal	$414,000	$3,040	$414,000	$3,040
Less: unamortized debt issuance costs	5,954	35	6,500	40
Net carrying amount	$408,046	$3,005	$407,500	$3,000

The following table sets forth total interest expense recognized related to the Notes:

	March 31, 2024	March 31, 2023
0.125% Coupon on 2025 Notes	$1	$16
Amortization of debt discount and transaction costs	550	627
	$551	$643

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

	March 31, 2024		December 31, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value
Convertible senior notes	$395,732	$411,051	$347,087	$410,500

2021 Loan Agreement

On October 29, 2021, the Company entered into a Loan and Security Agreement with Western Alliance Bank, as administrative agent and collateral agent for the lenders, and the banks and other financial institutions or entities from time to time party thereto as lenders (the “2021 Loan Agreement”). The 2021 Loan Agreement provided for a $75 million revolving credit facility with a $5 million letter-of-credit sublimit and expired on October 29, 2023. The 2021 Loan Agreement was secured by substantially all of the Company’s assets. Borrowings under the 2021 Loan Agreement bore interest based on a formula using certain market rates. The 2021 Loan Agreement was subject to various leverage and non-financial covenants. The 2021 Loan Agreement matured on its stated maturity date of October 29, 2023.

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

In April 2021, the Company entered into a Fourth Amendment (the “Fourth Amendment”) to the lease agreement. The Fourth Amendment became effective during May 2021. The Fourth Amendment reduced the rentable space from approximately 74,000 square feet to approximately 68,000 square feet and provided the Company with a one-time payment of approximately $0.6 million. As of May 1, 2021, base monthly rent is approximately $0.3 million per month. All other terms and conditions are substantially similar to those terms in the Third Amendment.

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

As of March 31, 2024, operating lease assets were $16.3 million and operating lease liabilities were $19.8 million. The maturities of the Company’s operating lease liabilities as of March 31, 2024 were as follows:

Minimum Lease
Years Ending December 31:	Payments
2024 (April 1 – December 31)	$3,729
2025	4,068
2026	3,975
2027	3,566
2028	3,402
Thereafter	3,333
Total future minimum lease payments	22,073
Less imputed interest	2,254
Total operating lease liabilities	$19,819

Included in the Consolidated Balance Sheet:
Current operating lease liability	$4,161
Non-current operating lease liability	15,658
Total operating lease liabilities	$19,819

For the three months ended March 31, 2024 and 2023, the total lease cost was comprised of the following amounts:

	Three Months Ended March 31,
	2024	2023
Operating lease expense	$1,029	$1,056
Short-term lease expense	4	4
Total lease expense	$1,033	$1,060

The following summarizes additional information related to operating leases as of March 31, 2024:

As of
March 31, 2024
Weighted-average remaining lease term — operating leases	3.2
Weighted-average discount rate — operating leases	3.4%

If the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate as the discount rate. The Company uses its best judgment when determining the incremental borrowing rate, which is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term to the lease payments in a similar currency.

Litigation

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At March 31, 2024 and December 31, 2023, the Company did not have any pending or threatened claims, charges, or litigation that it expects would have a material adverse effect on its condensed consolidated financial position, results of operations, or cash flows.

10. Stock-Based Compensation

Stock Option and Incentive Plans

In April 2007, the Company’s board of directors approved the TechTarget, Inc. 2007 Stock Option and Incentive Plan (the “2007 Plan”), which was approved by the stockholders of the Company and became effective upon the consummation of the Company’s IPO in May 2007. The 2007 Plan allowed the Company to grant incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), stock appreciation rights, deferred stock awards, restricted stock units and other awards. Under the 2007 Plan, stock options could not be granted at less than fair market value on the date of grant and grants generally vested over a three- to four-year period. Stock options granted under the 2007 Plan expire no later than ten years after the grant date. Additionally, beginning with awards made in August 2015, the Company had the option to direct a net issuance of shares for satisfaction of tax liability with respect to vesting of awards and delivery of shares. Prior to August 2015, this choice of settlement method was solely at the discretion of the award recipient. The 2007 Plan expired in May 2017.

No new awards may be granted under the 2007 Plan; however, the shares of common stock remaining in the 2007 Plan are available for issuance in connection with previously awarded grants under the 2007 Plan. There are 20,000 shares of common stock that remain subject to outstanding stock grants under the 2007 Plan as of March 31, 2024.

In March 2017, the Company’s board of directors approved the TechTarget, Inc. 2017 Stock Option and Incentive Plan (the “2017 Plan”), which was approved by the stockholders of the Company at the 2017 Annual Meeting and became effective June 16, 2017. The 2017 Plan replaces the Company’s 2007 Plan. On June 16, 2017, 3,000,000 shares of the Company’s common stock were reserved for issuance under the 2017 Plan and, generally, shares that are forfeited or canceled from awards under the 2017 Plan also will be available for future awards. In April 2021, the stockholders of the Company authorized the issuance of up to an additional 3,800,000 shares of the Company’s common stock under the 2017 Plan. Under the 2017 Plan, the Company may grant restricted stock and restricted stock units, non-qualified stock options, stock appreciation rights, performance awards, and other stock-based and cash-based awards. Grants generally vest in equal tranches over a three-year period. Stock options granted under the 2017 Plan expire no later than ten years after the grant date. Shares of stock issued pursuant to restricted stock awards are restricted in that they are not transferable until they vest. Shares of stock underlying awards of restricted stock units are not issued until the units vest. Non-qualified stock options cannot be exercised until they vest. Under the 2017 Plan, all stock options and stock appreciation rights must be granted with an exercise price that is at least equal to the fair market value of the common stock on the date of grant. The 2017 Plan broadly prohibits the repricing of options and stock appreciation rights without stockholder approval and requires that no dividends or dividend equivalents be paid with respect to options or stock appreciation rights. The 2017 Plan further provides that, in the event any dividends or dividend equivalents are declared with respect to restricted stock, restricted stock units, other stock-based awards and performance awards (referred to as “full-value awards”), such dividends or dividend equivalents would be subject to the same vesting and forfeiture provisions as the underlying award. There are a total of 1,610,350 shares of common stock that remain subject to outstanding stock-based grants under the 2017 Plan as of March 31, 2024. A total of 1,648,534 shares of common stock remain available for issuance under the 2017 Plan as of March 31, 2024.

Employee Stock Purchase Plan

In April 2022, the Company’s board of directors approved the TechTarget, Inc. 2022 Employee Stock Purchase Plan (the “ESPP”), which was approved by the stockholders of the Company at the 2022 Annual Meeting of Stockholders and became effective June 7, 2022. On June 7, 2022, 600,000 shares of the Company’s common stock were reserved for issuance under the ESPP. After the initial offering period of three months, commencing September 1, 2022, eligible employees may be offered shares of common stock over a twelve-month offering period, which consists of two consecutive six-month purchase periods. Employees may purchase a limited amount (up to $25,000) of shares of the Company’s common stock under the ESPP at a discount of up to 15% of the lesser of the market value of the common stock at either (a) the beginning of the six-month purchase period during which the shares of common stock are purchased or (b) the end of such six-month purchase period. As of March 31, 2024, 545,556 shares of common stock remain available for issuance under the ESPP.

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

A summary of the stock option activity under the Company’s plans for the three months ended March 31, 2024 is presented below:

Three Month Activity	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value(1)
Options outstanding at December 31, 2023	140,000	$38.22	—	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Cancelled	—	—	—	—
Options outstanding at March 31, 2024	140,000	$38.22	6.10	$977,750
Options exercisable at March 31, 2024	115,000	$38.61	5.43	$977,750
Options vested or expected to vest at March 31, 2024	136,628	$38.23	6.09	$977,750

(1) The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company’s common stock on March 31, 2024 of $33.08 per share and the exercise price of the underlying options. The total intrinsic value of options exercised was $0 and $81 thousand during the three months ended March 31, 2024 and March 31, 2023, respectively.

The total amount of cash received from exercise of these options was approximately $0 during the three months ended March 31, 2024. The total amount of cash received from exercise of these options was approximately $18 thousand during the three months ended March 31, 2023.

Restricted Stock Units

Restricted stock units are valued at the market price of a share of the Company’s common stock on the date of the grant. A summary of the restricted stock unit activity under the Company’s plans for the three months ended March 31, 2024 is presented below:

Year-to-Date Activity	Shares	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Nonvested outstanding at December 31, 2023	1,573,548	$50.22	—
Granted	10,000	34.09	—
Vested	(86,098)	47.60	—
Forfeited	(8,100)	53.95	—
Nonvested outstanding at March 31, 2024	1,489,350	$50.24	$49,267,698

There were 86,098 restricted stock units with a total grant-date fair value of $4.1 million that vested during the three months ended March 31, 2024. There were 68,357 restricted stock units with a total grant-date fair value of $4.3 million that vested during the three months ended March 31, 2023.

As of March 31, 2024, there was $49.3 million of total unrecognized compensation expense related to stock options and restricted stock units, which is expected to be recognized over a weighted average period of 1.6 years.

ESPP Valuation Assumptions

The valuation of ESPP purchase rights and the underlying weighted-average assumptions are summarized as follows:

March 31, 2024
ESPP:
Expected term in years	0.50
Risk-free interest rate	5.44%
Expected volatility	43%
Expected dividend yield	—%
Weighted-average fair value per right granted	$8.54

11. Stockholders’ Equity

Common Stock Repurchase Programs

In May 2022, the Company announced that its board of directors had authorized a stock repurchase program (the “May 2022 Repurchase Program”) whereby the Company was authorized to repurchase shares of the Company's common stock having an aggregate purchase prices of up to $50.0 million from time to time on the open market or in privately negotiated transactions at prices and in the manner determined by management. There were no amounts purchased under this plan for the three months ended March 31, 2024 and March 31, 2023, respectively. As of March 31, 2024, no amounts remained available under the May 2022 Repurchase Program.

In November 2022, the Company announced that its board of directors had authorized a repurchase program (the “November 2022 Repurchase Program”) whereby the Company was authorized to repurchase shares of the Company’s common stock and Notes having an aggregate purchase price of up to $200.0 million from time to time on the open market or in privately negotiated transactions at prices and in the manner determined by management over the next two years. During the three month period ended March 31, 2023, the Company repurchased 581,295 shares for an aggregate purchase price of $25.0 million at an average share price of $42.99 under the November 2022 Repurchase Program. There were no amounts purchased under this plan for the three months ended March 31, 2024. As of March 31, 2024, $92.9 million remained available under the November 2022 Repurchase Program.

Repurchased shares are recorded under the cost method and are reflected as treasury stock in the accompanying Condensed Consolidated Balance Sheets. The Company is restricted from making any repurchases during the period between the execution of the Transaction Agreement and the closing of the proposed transaction without Informa's approval.

Reserved Common Stock

As of March 31, 2024, the Company has reserved (i) 3,278,884 shares of common stock for settlement of outstanding and unexercised options, issuance following vesting of outstanding restricted stock units, and future awards available for grant under the 2007 Plan and 2017 Plan, (ii) 545,556 shares of common stock for use in settling purchases under the ESPP and (iii) 4,389,127 shares of common stock which may be issuable upon conversion of the Notes.

12. Income Taxes

The Company measures its interim period tax expense using an estimated annual effective tax rate and adjustments for discrete taxable events that occur during the interim period. The estimated annual effective income tax rate is based upon the Company’s estimations of annual pre-tax income, the geographic mix of pre-tax income, and its interpretations of tax laws. The Company updates the estimate of its annual effective tax rate at the end of each quarterly period. The Company recorded income tax expense of $2.2 million for the three months ended March 31, 2024 primarily as a result of expenses not currently deductible for tax resulting in taxable income in certain jurisdictions. The tax expense for the three months ended March 31, 2024 increased by approximately $0.8 million, as compared to the same period in 2023, primarily due to an increase in nondeductible expenses. The Company recorded income tax expense of $1.4 million for the three months ended March 31, 2023.

13. Segment Information

The Company views its operations and manages its business as one operating segment which is the business of providing purchase intent marketing and sales services. The Company aggregated its operating segment based upon the similar economic and operating characteristics of its operations.

Geographic Data

Net sales by campaign target area were as follows (1):

	For the Three Months Ended March 31,
	2024	2023
North America	$35,230	$37,760
International	16,406	19,354
Total	$51,636	$57,114
(1)
Net sales to customers by campaign target area is based on the geo-targeted (target audience) location of the campaign.

Net sales to unaffiliated customers by geographic area were as follows (2):

	For the Three Months Ended March 31,
	2024	2023
United States	$39,751	$43,674
United Kingdom	5,035	6,068
Other international	6,850	7,372
Total	$51,636	$57,114
(2)
Net sales to unaffiliated customers by geographic area is based on the customers’ current billing addresses and does not consider the geo-targeted (target audience) location of the campaign.

Long-lived assets by geographic area were as follows:

	March 31, 2024	December 31, 2023
United States	221,130	$221,394
International	84,743	86,760
Total	$305,873	$308,154

Long-lived assets are comprised of property and equipment, net; goodwill; and intangible assets, net. No single country outside of the U.S. and the United Kingdom accounted for 1% or more of the Company’s long-lived assets during either of these periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including those discussed below in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2023 under Part I, Item 1A, “Risk Factors,” and in the other documents we file with the Securities and Exchange Commission. Please refer to "Cautionary Note Regarding Forward-Looking Statements” on page 33 of this Quarterly Report on Form 10-Q.

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

Our goal is to enable enterprise technology and business professionals to navigate the complex and rapidly-changing enterprise technology landscape where purchasing decisions can have significant financial and operational consequences. Our content strategy includes three primary sources which enterprise technology and business professionals use to assist them in their pre-purchase research: independent content provided by our professionals, vendor-generated content provided by our customers and member-generated or peer-to-peer content. In addition to utilizing our independent editorial content, registered members and users appreciate the ability to deepen their pre-purchase research by accessing the extensive vendor-supplied content available across our virtual events, webinar channels and website network (collectively, our “Network”). Likewise, these members and users can derive significant additional value from the ability our Network provides to seamlessly interact with and contribute to information exchanges.

We had approximately 32.1 million and 30.7 million registered members and users, which we refer to as our “audiences”, as of March 31, 2024 and 2023, respectively. While the size of our audiences does not provide direct insight into our customer numbers or our revenue, we believe the value of the services we sell to our customers is a direct result of the breadth and reach of this content footprint. This footprint creates the opportunity for our clients to gain business leverage by targeting our audiences through customized marketing programs. Likewise, the behavior exhibited by these audiences enables us to provide our customers with data products designed to improve their marketing and sales efforts. The targeted nature of our audiences enables B2B technology companies to reach a specialized audience efficiently because our content is highly segmented and aligned with the B2B technology companies’ specific products.

Through our ability to identify, reach and influence key decision makers, we have developed a broad customer base and, in 2024, expect to deliver marketing and sales services programs to over 1,350 customers.

On January 10, 2024, we entered into an Agreement and Plan of Merger (the “Transaction Agreement”) with Informa PLC ("Informa") and certain of our and their subsidiaries. Pursuant to the Transaction Agreement, we and Informa, among other things, agreed to combine our businesses with the business of Informa Intrepid Holdings Inc. (“Informa Tech”), a wholly owned subsidiary of Informa which will own and operate Informa’s digital businesses (Industry Dive, Omdia (including Canalys)), NetLine and certain of its digital media brands (e.g. Information Week, Light Reading, and AI Business), under a new publicly traded holding company (“New TechTarget”). Upon closing, among other things, Informa and its subsidiaries will collectively own 57% of the outstanding common stock of New TechTarget (on a fully diluted basis) and our former stockholders will own the remaining outstanding common stock of New TechTarget. Our former stockholders will also receive a pro rata share of an amount in cash equal to $350 million plus the amount of any EBITDA adjustment (as defined in the Transaction Agreement), which is estimated as of the date of the Transaction Agreement to be approximately $11.79 per share of our common stock. The various transactions set forth in the Transaction Agreement (the “proposed transaction”) are expected to close in the second half of 2024, subject to satisfaction or waiver of certain customary conditions.

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

Executive Summary

Financial Results For the Three Months Ended March 31, 2024

Our revenue for the three months ended March 31, 2024 decreased by $5.5 million, or 10%, to $51.6 million, compared with $57.1 million, during the same period in 2023. We saw decreased customer spend across our product suite as continued macro-economic uncertainty in the technology sector remains prevalent. The amount of revenue that we derived from longer-term contracts, which we define as contracts with a term in excess of 270 days, in the first quarter of 2024 decreased 24%, compared to the first quarter of 2023.

Our international geo-targeted revenue, where our target audience is outside North America (“International”), decreased approximately 15% for the three months ended March 31, 2024, compared with the prior year period driven by the items noted above.

Gross profit percentage was 62% and 68% for the three months ended March 31, 2024 and 2023, respectively. Gross profit decreased by $7.3 million, mainly due to the decrease in revenue compared to the same period a year ago.

Business Trends

The following discussion highlights key trends affecting our business.

•
Macro-economic Conditions. Because most of our customers are B2B technology companies, the success of our business is intrinsically linked to the health, and subject to the market conditions, of the IT industry. Despite the current uncertainty in the economy (i.e. inflation risks, higher interest rates, Russia’s invasion of the Ukraine and conflict in the Middle East), there are several factors indicating positive IT spending over the next few years is likely. We believe there are several IT catalysts such as AI, security, data analytics, and cloud migrations, to name a few. Our growth continues to be driven in large part by the return on the investments we made in our data analytics suite of products, which continues to drive market share gains for us. While we will continue to invest in this growth area, management will also continue to carefully control discretionary spending such as travel and entertainment, and the filling of new and replacement positions, in an effort to maintain profit margins and cash flows.
•
Industry Trends. Our business has been and is likely to continue to be impacted by macro-economic conditions. The macro-economic uncertainty has created a challenging selling environment where we have seen elongated sales cycles, budget cuts and freezes at many of our customers, which has impacted our near-term outlook. We are seeing our international markets perform worse than our domestic markets. We expect this dynamic to continue throughout 2024 because of uncertainty surrounding inflation, interest rates, the presidential election and geopolitical issues internationally.
•
Customer Demographics. In the three months ended March 31, 2024, revenue from our legacy global customers (a static cohort comprised of our 10 historically largest on premises hardware technology companies), increased by approximately 1%, compared to the same period in the prior year. The metric measures the year-over-year increase in GAAP revenue from this cohort of customers and is calculated by dividing the GAAP revenue from this cohort of customers for the current year by the GAAP revenue from this cohort of customers for the prior year. We use this information to monitor customer concentration trends within the Company, which we deem an important metric for evaluating revenue diversification. Revenue from our other customers, excluding the legacy global customers described above, decreased by approximately 12%, compared to the same three month period in the prior year.

Our key strategic initiatives include:

•
Geographic. During the three months ended March 31, 2024, approximately 32% of our revenue was derived from internationally targeted campaigns, respectively. We continue to explore initiatives to grow our international presence.
•
Product. Purchase intent data continues to drive our product road strategy. During 2024, we intend to improve upon our Priority EngineTM offering through Account Intent Feeds, continue enhancement of our IntentMail AI offering, as well as expanding our integration offerings to sales engagement platforms.

Our revenue decreased approximately 10% for the three months ended March 31, 2024 compared to the same period in the prior year, which was primarily driven by the factors noted above.

Sources of revenues

Revenue changes for the three month period ended March 31, 2024, as compared to the same period in 2023, are shown in the table below. See the discussion above and Notes 3 and 13 to our condensed consolidated financial statements for additional information on our revenues.

	For the Three Months Ended March 31,
(dollars in thousands)	2024	2023
North America	$35,230	$37,760	-7%
International	16,406	19,354	-15%
Total	$51,636	$57,114	-10%

	For the Three Months Ended March 31,
(dollars in thousands)	2024	2023
Revenue under short-term contracts	$33,940	$33,889	0%
Revenue under longer-term contracts	17,696	23,225	-24%
Total	$51,636	$57,114	-10%

We sell customized marketing programs to B2B technology companies targeting a specific audience within a particular enterprise technology or business sector or sub-sector. We maintain multiple points of contact with our customers to provide support throughout their organizations and their customers’ IT sales cycles. As a result, our customers often run multiple advertising programs with us in order to target their desired audience of enterprise technology and business professionals more effectively. There are multiple factors that can impact our customers’ marketing and advertising objectives and spending with us, including but not limited to, IT product launches, increases or decreases to their advertising budgets, the timing of key industry marketing events, responses to competitor activities and efforts to address specific marketing objectives such as creating brand awareness or generating sales leads. Our products and services are generally delivered under short-term contracts that run for the length of a given program, typically less than nine months. In the quarter ended March 31, 2024, approximately 34% of our revenues were from longer-term contracts.

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

General and Administrative. General and administrative expenses consist primarily of salaries and related personnel costs; facility expenses and related overhead; accounting, legal and other professional fees; and stock-based compensation expenses. For the three months ended March, 31, 2024, this also includes legal and other costs related to the proposed transaction with Informa.

Transaction and related expenses. Cost related to the merger of the digital businesses of Informa's Informa Tech Division with TechTarget Inc, including fees paid for financial advisors, legal services, planning costs, professional accounting and other services.

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

Application of Critical Accounting Policies and Use of Estimates

The discussion of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amount of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue, long-lived assets, goodwill, allowance for doubtful accounts, stock-based compensation, contingent liabilities, self-insurance accruals and income taxes. We base our estimates of the carrying value of certain assets and liabilities on historical experience and on various other assumptions that we believe to be reasonable. In some cases, changes in accounting estimates are reasonably likely to occur from period to period. Our actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies are those that affect our more significant judgments used in the preparation of our condensed consolidated financial statements. A description of our critical accounting policies and estimates is contained in our Annual Report on Form 10-K for the year ended December 31, 2023. Other than those noted in Note 2 to our condensed consolidated financial statements, there were no material changes to our critical accounting policies and estimates during the first three months of 2024.

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

Results of Operations

The following table sets forth our results of operations for the periods indicated, including percentage of total revenue:

	Three Months Ended March 31,
(dollars in thousands)	2024		2023
Revenue	$51,636	100%	$57,114	100%
Cost of revenue	19,158	37%	17,350	30%
Amortization of acquired technology	702	1%	673	1%
Gross profit	31,776	62%	39,091	68%
Operating expenses:
Selling and marketing	22,963	44%	24,756	43%
Product development	2,753	5%	2,609	5%
General and administrative	6,695	13%	7,918	14%
Transaction and related expenses	6,526	13%	-	0%
Depreciation	2,311	4%	2,000	4%
Amortization	1,498	3%	1,493	3%
Total operating expenses	42,746	83%	38,776	68%
Operating income (loss)	(10,970)	-21%	315	1%
Interest and other income, net	3,072	6%	2,757	5%
Income (loss) before provision for income taxes	(7,898)	-15%	3,072	5%
Provision for income taxes	2,190	4%	1,427	2%
Net income (loss)	$(10,088)	-20%	$1,645	3%

Comparison of Three Months Ended March 31, 2024 and March 31, 2023

Revenue

	Three Months Ended March 31,
(dollars in thousands)	2024	2023	Decrease	Percent Change
Revenue	$51,636	$57,114	$(5,478)	-10%

Revenue decreased by $5.5 million for the three months ended March 31, 2024, as compared to the same period in 2023, primarily due to the following:

•
189 new customers during the first quarter of 2024 which resulted in increased revenues of approximately $3.6 million.
•
Our existing customers decreased their spend by approximately $9.1 million.

Cost of Revenue and Gross Profit

	Three Months Ended March 31,
(dollars in thousands)	2024	2023	Increase (Decrease)	Percent Change
Cost of revenue	$19,158	$17,350	$1,808	10%
Amortization of acquired technology	702	673	29	4%
Total cost of revenue	$19,860	$18,023	$1,837	10%
Gross profit	$31,776	$39,091	$(7,315)	-19%
Gross profit percentage	62%	68%

Cost of Revenue. Cost of Revenue for the three months ended March 31, 2024 increased by $1.8 million as compared to the three months ended March 31, 2023, primarily due to the following:

•
$0.7 million increase in labor and related costs;
•
$0.7 million increase in variable costs attributable to contracted costs related to fulfilling campaigns; and
•
$0.3 million increase in depreciation expense.

Gross Profit. Our gross profit is equal to the difference between our revenue and our cost of revenue for the period. Gross profit percentage was 62% and 68% for the three months ended March 31, 2024 and 2023, respectively. Gross profit decreased by $7.3 million in the three months ended March 31, 2024 compared to the same period in 2023, primarily due to decreased revenue compared to the same period a year ago. Because the majority of our costs are labor-related, we expect our gross profit to fluctuate from period to period depending on the total revenue for the period.

Operating Expenses and Other

	Three Months Ended March 31,
(dollars in thousands)	2024	2023	Increase (Decrease)	Percent Change
Operating expenses:
Selling and marketing	$22,963	$24,756	$(1,793)	-7%
Product development	2,753	2,609	144	6%
General and administrative	6,695	7,918	(1,223)	-15%
Transaction and related expenses	6,526	—	6,526	100%
Depreciation	2,311	2,000	311	16%
Amortization	1,498	1,493	5	0%
Total operating expenses	$42,746	$38,776	$3,970	10%
Interest and other income, net	$3,072	$2,757	$315	11%
Provision for income taxes	$2,190	$1,427	$763	53%

Selling and Marketing. Selling and marketing expenses decreased by $1.8 million for the three months ended March 31, 2024 as compared to the same period in 2023, primarily due to a $1.1 million decrease in stock based compensation and a $0.5 million decrease in labor and related costs.

Product Development. Product development expenses increased by $0.1 million for the three months ended March 31, 2024 as compared to the same period in 2023, primarily due to a $0.2 million increase in labor and related costs.

General and Administrative. General and administrative expenses decreased by $1.2 million for the three months ended March 31, 2024 as compared to the same period in 2023, primarily due to $1.7 million decrease in bad debt expense offset by a $0.4 million increase in stock based compensation.

Transaction and related expenses. Transaction and related expenses increased by $6.5 million for the three months ended March 31, 2024 as compared to the same period in 2023, primarily due to a $6.5 million increase in legal and advisor costs relating to the proposed transaction.

Depreciation. Depreciation expense increased by $0.3 million for the three months ended March 31, 2024 as compared to the same period in 2023, primarily due to increased capitalized software expenditures.

Amortization. Amortization expense was approximately the same for the three months ended March 31, 2024 as compared to the same period in 2023.

Interest and other income, net. Interest and other income, net, increased by $0.3 million for the three months ended March 31, 2024 as compared to the same period in 2023, primarily due to a $0.4 million increase in interest income.

Provision for income taxes. The Company recorded an income tax expense of $2.2 million and $1.4 million for the three months ended March 31, 2024 and 2023, respectively, representing effective income tax rates of (28%) and 46%, respectively. Current year tax expense is primarily a result of expenses not currently deductible for tax resulting in taxable income in certain jurisdictions. The $0.8 million increase in income tax expense was primarily due to an increase in nondeductible expenses in 2024.

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

Liquidity and Capital Resources

Resources

Our cash, cash equivalents and short-term investments at March 31, 2024 totaled $331.2 million, a $4.9 million increase from December 31, 2023, primarily driven by the cash generated from our operating activities of $9.3 million offset in part by capital expenditures of $4.2 million and the purchase of investments for $1.2 million. We believe that our existing cash, cash equivalents and short-term investments, and our cash flow from operating activities will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion internationally, future acquisitions we might undertake and any expansion into complementary businesses. To the extent that our cash, cash equivalents and short-term investments, and cash flow from operating activities are insufficient to fund our future activities, we may raise additional funds through additional bank credit arrangements or public or private equity or debt financings; provided that with certain of the foregoing actions, if we were to move forward with them, we would be required to obtain Informa's approval under the Transaction Agreement, subject to certain exceptions.

(dollars in thousands)	March 31, 2024	December 31, 2023
Cash, cash equivalents and short-term investments	$331,185	$326,269
Accounts receivable, net	$36,880	$39,239

Cash, Cash Equivalents and Short-Term Investments

Our cash, cash equivalents and short-term investments at March 31, 2024 were held for working capital purposes and were invested primarily in pooled bond funds. We do not enter into investments for trading or speculative purposes.

Accounts Receivable, Net

Our accounts receivable balance fluctuates from period to period, which affects our cash flows from operating activities. The fluctuations vary depending on the timing with which we meet our performance obligations and on the timing of our cash collections, as well as on changes to our allowance for doubtful accounts. We use days sales outstanding (“DSO”) as a measurement of the quality and status of our receivables since lower DSO is generally correlated with higher collection rates. We define DSO as net accounts receivable at quarter end divided by total revenue for the applicable period, multiplied by the number of days in the applicable period. DSO was 65 days and 63 days at March 31, 2024 and December 31, 2023, respectively.

Cash Flows

	Three Months Ended March 31,
(dollars in thousands)	2024	2023
Net cash provided by operating activities	$9,294	$18,218
Net cash used in investing activities	$(5,310)	$(28,847)
Net cash used in financing activities	$(139)	$(27,426)

Operating Activities

Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, provisions for bad debt, stock-based compensation, deferred income taxes, and the effect of changes in working capital and other activities. Cash provided by operating activities for the three months ended March 31, 2024 and 2023 was $9.3 million and $18.2 million, respectively.

The decrease in cash provided by operating activities was primarily the result of a decrease in revenue, changes in working capital and stock-based compensation charged to earnings.

Investing Activities

Cash used in investing activities in the three months ended March 31, 2024 and 2023 was $5.3 million and $28.8 million, respectively, and was driven by the purchases of investments and the purchase of property and equipment, primarily for internal-use software, and to a lesser extent, computer equipment. We capitalized internal-use software and website development costs of $4.0 million and $3.4 million for the three months ended March 31, 2024 and 2023, respectively.

Capital Expenditures

We have made capital expenditures primarily for computer equipment and related software needed to host our websites, internal-use software development costs, as well as for leasehold improvements and other general purposes to support our growth. Our capital expenditures totaled $4.2 million and $3.5 million for the three months ended March 31, 2024 and 2023. The majority of our capital expenditures in the first three months of 2024 were for internal-use software and website development costs and, to a lesser extent, computer equipment and related software. We capitalized internal-use software and website development costs of $4.0 million and $3.4 million for the three months ended March 31, 2024 and 2023, respectively. We are not currently party to any purchase contracts related to future capital expenditures.

Financing Activities

In the first three months of 2024, we used $0.1 million for financing activities, for tax withholdings related to net share settlements. In the first three months of 2023, we used $27.4 million for financing activities, consisting primarily of $2.3 million for the payment of contingent consideration related to our 2021 acquisitions, $0.2 million for tax withholdings related to net share settlements and $25.0 million for the repurchase of TechTarget shares.

Repurchase Programs

In May 2022, we announced that our board of directors had authorized a stock repurchase program (the “May 2022 Repurchase Program”) whereby we were authorized to repurchase shares of our common stock having an aggregate purchase prices of up to $50.0 million from time to time on the open market or in privately negotiated transactions at prices and in the manner determined by management. There were no amounts purchased under this plan for the three months ended March 31, 2024 and March 31, 2023, respectively. As of March 31, 2024, no amounts remained available under the May 2022 Repurchase Program.

In November 2022, we announced that our board of directors had authorized a new repurchase program (the “November 2022 Repurchase Program”) whereby we were authorized to repurchase shares of our common stock and convertible senior notes having an aggregate purchase price of up to $200.0 million from time to time on the open market or in privately negotiated transactions at prices and in the manner determined by management over the next two years. During the three month period ended March 31, 2023, we repurchased 581,295 shares for an aggregate purchase price of $25.0 million at an average share price of $42.99 under the November 2022 Repurchase Program. There were no amounts purchased under the November 2022 Repurchase Program during the three months ended March 31, 2024. As of March 31, 2024, $92.9 million remained available under the November 2022 Repurchase Program. We are restricted from making any repurchases during the period between the execution of the Transaction Agreement and the closing of the proposed transaction without Informa's approval.

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

The 2026 Notes have an initial conversion rate of 7.6043 shares of common stock per $1,000 principal amount of 2026 Notes. This represents an initial effective conversion price of approximately $131.50 per share of common stock and 3,148,180 shares issuable upon conversion. Throughout the term of the 2026 Notes, the conversion rate may be adjusted upon the occurrence of certain events. As of March 31, 2024, no such adjustment has occurred. Holders of the 2026 Notes will not receive any cash payment representing accrued and unpaid interest, if any, upon conversion of a 2026 Note.

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

The 2025 Notes have an initial conversion rate of 14.1977 shares of common stock per $1,000 principal amount of the Notes. This represents an initial effective conversion price of approximately $70.43 per share of common stock and 2,857,447 shares issuable upon conversion of the full aggregate principal amount of the 2025 Notes. Throughout the term of the 2025 Notes, the conversion rate may be adjusted upon the occurrence of certain events. As of March 31, 2024, no such adjustment has occurred. Holders of the 2025 Notes will not receive any cash payment representing accrued and unpaid interest, if any, upon conversion of a Note, except in limited circumstances. Accrued but unpaid interest will be deemed to be paid by cash, shares of our common stock or a combination of cash and shares of our common stock paid or delivered, as the case may be, to the holder upon conversion of the Notes.

After the induced conversion of $149.9 million aggregate principal amount of the 2025 Notes in December 2021, approximately $51 million of aggregate principal of 2025 Notes remain outstanding. In August 2023, the Company repurchased $48.3 million aggregate principal amount of the 2025 Notes for $42.6 million in cash including transaction fees. As of March 31, 2024, 43,163 shares were issuable upon conversion of the full aggregate principal amounts of such remaining 2025 Notes.

In August 2023, under the November 2022 Repurchase Program we repurchased $48.3 million aggregate principal amount of the 2025 Notes for $42.3 million, including transaction fees, which resulted in a gain on early extinguishment of debt of $5 million. See Note 8 to our condensed consolidated financial statements “Convertible Notes and Loan Agreement” for additional information.

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

2021 Loan Agreement

On October 29, 2021, we entered into the 2021 Loan Agreement with Western Alliance Bank. The 2021 Loan Agreement provided for a $75 million revolving credit facility with a $5 million letter-of-credit sublimit and expired on October 29, 2023. The 2021 Loan Agreement was secured by substantially all of our assets. Borrowings under the 2021 Loan Agreement bore interest based on a formula using certain market rates. The 2021 Loan Agreement was subject to various leverage and non-financial covenants. The 2021 Loan Agreement matured on its stated maturity date of October 29, 2023.

Contractual Obligations

There were no material changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included or referenced in this Quarterly Report on Form 10-Q that address activities, events or developments which we expect will or may occur in the future are forward-looking statements, including statements regarding the intent, belief or current expectations of the Company and members of our management team. The words “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “plan,” “could,” “would,” “project,” “predict,” “continue,” “target,” and similar expressions are also intended to identify forward looking statements. Such statements may include those regarding guidance on our future financial results and other projections or measures of our future performance; our expectations concerning market opportunities and our ability to capitalize on them; the amount and timing of the benefits expected from new products or services and other potential sources of additional revenues; the expected timing and structure of our proposed transaction with Informa PLC (“Informa”); our ability to complete the proposed transaction with Informa considering the various closing conditions; the expected benefits of the proposed transaction with Informa, such as improved operations, enhanced revenues and cash flow, synergies, growth potential, market profile, business plans, expanded portfolio and financial strength; and the competitive ability and position of the combined business following the completion of the proposed transaction. Such forward-looking statements are based upon current plans, estimates, and expectations that are subject to risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. We can give no assurance that such plans, estimates, or expectations will be achieved, and therefore, actual results may differ materially from any plans, estimates, or expectations in such forward-looking statements. Important factors that could cause actual results to differ materially from such plans, estimates, or expectations include, but are not limited to, those relating to: market acceptance of our products and services, including continued increased sales of our IT Deal Alert™ offerings and continued increased international growth; that one or more closing conditions to the proposed transaction with Informa, including certain regulatory approvals, may not be satisfied or waived, on a timely basis or otherwise, including that a governmental entity may prohibit, delay, or refuse to grant approval for the consummation of the proposed transaction, may require conditions, limitations, or restrictions in connection with such approvals or that the required approval by our shareholders may not be obtained; the risk that the proposed transaction with Informa may not be completed in the time frame expected or at all; unexpected costs, charges, or expenses resulting from the proposed transaction; uncertainty of the expected financial performance of combined business following completion of the proposed transaction with Informa; failure to realize the anticipated benefits of the proposed transaction with Informa, including as a result of delay in completing the proposed transaction or integrating the relevant portion of the Informa assets being contributed in the proposed transaction (the “Informa Tech business”) with our business; difficulties and delays in achieving revenue and cost synergies; the occurrence of any event that could give rise to termination of the proposed transaction with Informa; potential litigation in connection with the proposed transaction with Informa or other settlements or investigations that may affect the timing or occurrence of the proposed transaction with Informa or result in significant costs of defense, indemnification, and liability; evolving legal, regulatory, and tax regimes; changes in economic, financial, political, and regulatory conditions, in the United States and elsewhere, and other factors that contribute to uncertainty and volatility, natural and man-made disasters, civil unrest, pandemics, geopolitical uncertainty, and conditions that may result from legislative, regulatory, trade, and policy changes associated with the current or subsequent U.S. administration; risks related to disruption of management time from ongoing business operations due to the proposed transaction with Informa; certain restrictions during the pendency of the proposed transaction that may impact our ability to pursue certain business opportunities or strategic transactions; our ability and the ability of the combined business to meet expectations regarding the accounting and tax treatments of the proposed transaction with Informa; the risk that any announcements relating to the proposed transaction with Informa could have adverse effects on the market price of our common stock; the risk that the proposed transaction with Informa and its announcement could have an adverse effect on our ability to retain customers and retain and hire key personnel and maintain relationships with customers, suppliers, employees, stockholders, strategic partners and other business relationships and on our operating results and business generally; market acceptance of our and the Informa Tech business’s products and services; changes in economic, tax, legal or regulatory conditions or other trends affecting the internet, internet advertising and information technology industries; data privacy and artificial intelligence laws, rules and regulations; the impact of foreign currency exchange rates; certain macroeconomic factors facing the global economy, including instability in the regional banking sector, disruptions in the capital markets, economic sanctions and economic slowdowns or recessions, rising inflation and interest rates fluctuations on our results and the results of the Informa Tech business; and other matters included in our SEC filings, including in our Annual Report on Form 10-K for the year ended December 31, 2023.

While the list of factors presented here is considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. We caution you not to place undue reliance on any of these forward-looking statements as they are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition and liquidity may differ materially from those made in or suggested by the forward-looking statements contained herein. Any forward-looking statements speak only as of the date of this this Quarterly Report on Form 10-Q. We undertake no obligation to update any forward-looking statements, whether as a result of new information or developments, future events, or otherwise, except as required by law. Neither future distribution of this Quarterly Report on Form 10-Q nor the continued availability of this communication in archive form on our website should be deemed to constitute an update or re-affirmation of these statements as of any future date.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

We currently have subsidiaries in the United Kingdom, Hong Kong, Australia, Singapore, Germany and France. Approximately 23% of our revenue for the three months ended March 31, 2024 was derived from customers with billing addresses outside of the United States and our foreign exchange gains/losses were not significant. We currently believe our exposure to foreign currency exchange rate fluctuations is financially immaterial and therefore have not entered into foreign currency hedging transactions. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in the future. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Our continued international expansion increases our exposure to exchange rate fluctuations and as a result such fluctuations could have a significant impact on our future results of operations. We also maintain receivables and cash accounts denominated in currencies other than the local currency, which exposes us to foreign exchange rate movements.

In addition, our foreign subsidiaries have certain amounts of Goodwill and Intangibles which expose us to foreign currency exchange rate fluctuations. These exchange rate fluctuations are included as a component of other comprehensive (loss) income.

Interest Rate Risk

At March 31, 2024, we had cash, cash equivalents and short-term investments of $331.2 million. The investments were held in bond funds and time deposits. The cash, cash equivalents and short-term investments were held for working capital purposes. We have not entered into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value as a result of increases in interest rates. Declines in interest rates, however, would reduce future investment income.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended March 31, 2024, management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures as of March 31, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal controls that occurred during the first quarter of 2024 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened litigation against us that we believe could have a material adverse effect on our business, operating results or financial condition. Information regarding legal proceedings is available in Note 9, "Leases and Contingencies", to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Our business is subject to a number of risks that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors we have previously disclosed in Item 1A – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023. We may disclose changes to any risk factors presented or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

Item 5. Other Information

Trading Plans

There were no Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) adopted, modified, or terminated by any directors or officers (as defined in Rule 16a-1(f)) of the Company during the quarterly period covered by this report.

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

			Incorporated by Reference to
Exhibit No.	Description of Exhibit	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

2.1*	Agreement and Plan of Merger, dated as of January 10, 2024, by and among TechTarget, Inc., Toro CombineCo., Toro Acquisition Sub, LLC, Informa PLC, Informa US Holdings Limited, and Informa Intrepid Holdings Inc.	8-K	2.1	1/11/2024	001-33472

3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	3.1	11/13/2007	001-33472

3.2	Amended and Restated Bylaws of TechTarget, Inc.	10-K	3.2	02/08/2024	001-33472

10.1	Employment Agreement, dated as of January 10, 2024, by and between Toro CombineCo, Inc. and Don Hawk.	8-K	10.1	1/11/2024	001-33472

10.2	Employment Agreement, dated as of January 10, 2024, by and between Toro CombineCo, Inc. and Daniel Noreck.	8-K	10.2	1/11/2024	001-33472

10.3	Employment Agreement, dated as of January 10, 2024, by and between Toro CombineCo, Inc. and Rebecca Kitchens.	8-K	10.3	1/11/2024	001-33472

10.4	Employment Agreement, dated as of January 10, 2024, by and between Toro CombineCo, Inc. and Steve Niemiec.	8-K	10.4	1/11/2024	001-33472

10.5	Separation Agreement, dated as of January 10, 2024, by and between TechTarget, Inc. and Michael Cotoia.	8-K	10.5	1/11/2024	001-33472

10.6	Separation Agreement, dated as of January 10, 2024, by and between TechTarget, Inc. and Greg Strakosch.	8-K	10.6	1/11/2024	001-33472

10.7	Consulting Agreement, dates as of January 10, 2024 by and between Toro Combine Co, Inc. and Michael Cotoia.	8-K	10.7	1/11/2024	001-33472

10.8	Form of Lock-Up Agreement.		10.8	1/11/2024	001-33472

31.1**

Certification of Michael Cotoia, Chief Executive Officer of TechTarget, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**

Certification of Daniel Noreck, Chief Financial Officer and Treasurer of TechTarget, Inc., pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.3**

Certifications of Michael Cotoia, Chief Executive Officer of TechTarget, Inc. and Daniel Noreck, Chief Financial Officer and Treasurer of TechTarget, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document* The instance document does not appear in the Interactive Data File because its XBRL tags are
Embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Certain schedules, annexes and exhibits to the Transaction Agreement and Plan of Merger have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish copies of any such schedules, annexes and exhibits to the U.S. Securities and Exchange Commission upon request.

** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECHTARGET, INC.
(Registrant)

Date: May 9, 2024	By:	/s/ MICHAEL COTOIA
Michael Cotoia, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 9, 2024	By:	/s/ DANIEL NORECK
Daniel Noreck, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)