Form 10-Q
period 2024-06-30
TechTarget Inc
filed 2024-08-08
CIK 1293282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 5, 2024 the registrant had 28,572,537 shares of common stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TechTarget, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
Assets	(Unaudited)	(Unaudited)
Current assets:
Cash and cash equivalents	$237,405	$226,668
Short-term investments	101,980	99,601
Accounts receivable, net of allowance for doubtful accounts of $3,465 and $5,028 respectively	42,774	39,239
Prepaid taxes	—	1,634
Prepaid expenses and other current assets	6,534	4,331
Total current assets	388,693	371,473
Property and equipment, net	26,231	24,917
Goodwill	193,791	194,074
Intangible assets, net	84,450	89,163
Operating lease assets with right-of-use	15,464	17,166
Deferred tax assets	7,871	2,445
Other assets	648	650
Total assets	$717,148	$699,888
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,073	$5,312
Current operating lease liabilities	3,697	4,049
Accrued expenses and other current liabilities	6,883	9,041
Accrued compensation expenses	1,777	1,345
Income taxes payable	4,693	2,522
Contract liabilities	18,447	14,721
Total current liabilities	41,570	36,990
Non-current operating lease liabilities	14,772	16,615
Convertible senior notes	411,602	410,500
Deferred tax liabilities	12,394	12,856
Total liabilities	480,338	476,961
Leases and contingencies (see Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 58,816,748 and 58,659,065 shares issued, respectively; 28,572,537 and 28,415,144 shares outstanding, respectively	59	59
Treasury stock, at cost; 30,244,211 and 30,243,921 shares, respectively	(329,118)	(329,118)
Additional paid-in capital	494,922	471,696
Accumulated other comprehensive loss	(5,109)	(4,542)
Retained earnings	76,056	84,832
Total stockholders’ equity	236,810	222,927
Total liabilities and stockholders’ equity	$717,148	$699,888

See accompanying Notes to Condensed Consolidated Financial Statements.

TechTarget, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$58,914	$58,429	$110,550	$115,543
Cost of revenue(1)	21,414	18,406	40,572	35,756
Amortization of acquired technology	703	694	1,405	1,367
Gross profit	36,797	39,329	68,573	78,420
Operating expenses:
Selling and marketing(1)	23,187	24,915	46,150	49,671
Product development(1)	2,644	2,457	5,397	5,066
General and administrative(1)	7,625	7,706	14,320	15,624
Transaction and related expenses	2,069	—	8,595	—
Depreciation, excluding depreciation of $1,277, $919, $2,452 and $1,764, respectively, included in cost of revenue	2,302	2,095	4,613	4,095
Amortization	1,498	1,506	2,996	2,999
Total operating expenses	39,325	38,679	82,071	77,455
Operating income (loss)	(2,528)	650	(13,498)	965
Interest and other income, net	3,277	2,915	6,349	5,672
Income (loss) before provision for income taxes	749	3,565	(7,149)	6,637
(Benefit) provision for income taxes	(563)	890	1,627	2,317
Net income (loss)	$1,312	$2,675	$(8,776)	$4,320
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments (net of tax provision effect of $2, $(40), $(4) and $(22), respectively)	$9	$(142)	(14)	$(79)
Foreign currency translation gain (loss)	89	1,658	(553)	3,687
Other comprehensive income (loss)	98	1,516	(567)	3,608
Comprehensive income (loss)	$1,410	$4,191	$(9,343)	$7,928
Net income (loss) per common share:
Basic	$0.05	$0.10	$(0.31)	$0.15
Diluted	$0.05	$0.10	$(0.31)	$0.15
Weighted average common shares outstanding:
Basic	28,561	28,055	28,536	28,406
Diluted	28,828	32,162	28,536	28,616

(1) Amounts include stock-based compensation expense as follows:

Cost of revenue	$637	$831	$1,371	$1,652
Selling and marketing	6,300	7,844	12,724	15,381
Product development	461	429	939	889
General and administrative	3,945	3,580	7,768	7,038

See accompanying Notes to Condensed Consolidated Financial Statements.

TechTarget, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share data)

(Unaudited)

	Common Stock		Treasury Stock
	Number of Shares	$0.001 Par Value	Number of Shares	Cost	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
Balance, December 31, 2023	58,659,065	$59	30,243,921	$(329,118)	$471,696	$(4,542)	$84,832	$222,927
Issuance of common stock from restricted stock awards	133,490	—	—	—	—	—	—	—
Impact of net settlements	290	—	290	—	(139)	—	—	(139)
Stock-based compensation expense	—	—	—	—	11,459	—	—	11,459
Unrealized loss on investments	—	—	—	—	—	(23)	—	(23)
Unrealized loss on foreign currency exchange	—	—	—	—	—	(642)	—	(642)
Net loss	—	—	—	—	—	—	(10,088)	(10,088)
Balance, March 31, 2024	58,792,845	$59	30,244,211	$(329,118)	$483,016	$(5,207)	$74,744	$223,494
Issuance of common stock from restricted stock awards	2,000	—	—	—	—	—	—	—
Issuance of common stock from employee stock purchase plan	21,903	—	—	—	563	—	—	563
Stock-based compensation expense	—	—	—	—	11,343	—	—	11,343
Unrealized gain on investments	—	—	—	—	—	9	—	9
Unrealized gain on foreign currency exchange	—	—	—	—	—	89	—	89
Net income	—	—	—	—	—	—	1,312	1,312
Balance, June 30, 2024	58,816,748	$59	30,244,211	$(329,118)	$494,922	$(5,109)	$76,056	$236,810

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

(1) Includes $1.9 million of accrued compensation expense recognized in the previous year for the six months ended June 30, 2023.

See accompanying Notes to Condensed Consolidated Financial Statements.

TechTarget, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Six Months Ended
	June 30,
	2024	2023
	(Unaudited)
Operating activities:
Net income (loss)	$(8,776)	$4,320
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	7,065	5,859
Amortization	4,401	4,366
Provision for bad debt	(991)	1,405
Stock-based compensation	22,802	24,960
Amortization of debt issuance costs	1,101	1,255
Deferred tax benefit	(5,814)	(6,574)
Changes in operating assets and liabilities:
Accounts receivable	(2,555)	8,079
Operating lease assets with right of use	1,395	1,104
Prepaid expenses and other current assets	(573)	(355)
Other assets	—	(25)
Accounts payable	764	23
Income taxes payable	2,221	(3,444)
Accrued expenses and other current liabilities	(2,144)	(3,141)
Accrued compensation expenses	438	(1,386)
Operating lease liabilities with right of use	(1,862)	(1,769)
Contract liabilities	3,741	(6,703)
Net cash provided by operating activities	21,213	27,974
Investing activities:
Purchases of property and equipment, and other capitalized assets, net	(8,400)	(7,291)
Purchases of investments	(2,366)	(76,171)
Net cash used in investing activities	(10,766)	(83,462)
Financing activities:
Tax withholdings related to net share settlements	(139)	(177)
Purchase of treasury shares and related costs	—	(50,000)
Proceeds from stock option exercises	—	18
Issuance of common stock from ESPP	563	650
Payment of earnout liabilities	—	(2,267)
Net cash provided by (used in) financing activities	424	(51,776)
Effect of exchange rate changes on cash and cash equivalents	(134)	763
Net increase (decrease) in cash and cash equivalents	10,737	(106,501)
Cash and cash equivalents at beginning of period	226,668	344,523
Cash and cash equivalents at end of period	$237,405	$238,022
Supplemental disclosure of cash flow information:
Cash paid for taxes, net	$3,624	$12,433
Schedule of non-cash investing and financing activities:
Right of use assets and lease liabilities	$—	$314

See accompanying Notes to Condensed Consolidated Financial Statements.

TechTarget, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data, where otherwise noted, or instances where expressed in millions)

1. Organization and Operations

TechTarget, Inc. (collectively with its subsidiaries, the “Company”) is a global data and analytics leader and software provider for buyers of purchase intent-driven marketing and sales data for enterprise technology vendors. The Company’s service offerings are designed to enable technology vendors to better identify, reach and influence corporate information technology (“IT”) decision-makers actively researching specific IT purchases. The Company offers products and services intended to improve IT vendors’ ability to impact these audiences for business growth using advanced targeting, analytics and data services complemented by customized marketing programs that integrate demand generation, brand advertising techniques, and content curation and creation. The Company operates a network of approximately 150 websites and 866 webinars and virtual event channels, which each focus on a specific IT sector such as storage, security or networking. IT and business professionals have become increasingly specialized, and they have come to rely on the Company’s sector-specific websites and webinars and virtual event channels for purchasing decision support. The Company’s content platforms are designed to enable IT and business professionals to navigate the complex and rapidly changing IT landscape where purchasing decisions can have significant financial and operational consequences. At critical stages of the purchase decision process, these content offerings through different channels are intended to meet IT and business professionals’ needs for expert, peer and IT vendor information and provide platforms on which business-to-business technology companies can launch targeted marketing campaigns which generate measurable return on investment. Based upon the logical clustering of members and users’ respective job responsibilities and the marketing focus of the products being promoted by the Company’s customers, the Company categorizes its content offerings to address the key market opportunities and audience extensions across a portfolio of distinct market categories: Security; Networking; Storage; Data Center and Virtualization Technologies; CIO/IT Strategy; Business Applications and Analytics; Application Architecture and Development; and ANCL Channel.

On January 10, 2024, we entered into an Agreement and Plan of Merger (the “Transaction Agreement”) with Informa PLC (“Informa”) and certain of our and their subsidiaries. Pursuant to the Transaction Agreement, we and Informa, among other things, agreed to combine our businesses with the business of Informa Intrepid Holdings Inc. (“Informa Tech”), a wholly owned subsidiary of Informa which will own and operate Informa’s digital businesses (Industry Dive, Omdia (including Canalys)), NetLine and certain of its digital media brands (e.g. Information Week, Light Reading, and AI Business), under a new publicly traded holding company (“New TechTarget”). Upon closing, among other things, Informa and its subsidiaries will collectively own 57% of the outstanding common stock of New TechTarget (on a fully diluted basis) and our former stockholders will own the remaining outstanding common stock of New TechTarget. Our former stockholders will also receive a pro rata share of an amount in cash equal to $350 million plus the amount of any EBITDA adjustment (which has been determined to be $0 based upon the terms of the Transaction Agreement), which is estimated as of the date of the Transaction Agreement to be approximately $11.79 per share of our common stock. The various transactions set forth in the Transaction Agreement (the “proposed transaction”) are expected to close in the second half of 2024, subject to satisfaction or waiver of certain customary conditions.

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

At June 30, 2024, the Company’s collectability assessment includes the business and market disruptions caused by macro-economic uncertainty currently being experienced in the technology sector and estimates of expected emerging credit and collectability trends. The continued volatility in market conditions and evolving shifts in credit trends are difficult to predict, causing variability and volatility that may have a material impact on our allowance for credit losses in future periods.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
North America	$41,450	$38,978	$76,680	$76,738
International	17,464	19,451	33,870	38,805
Total	$58,914	$58,429	$110,550	$115,543

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenue under short-term contracts	$39,536	$34,840	$73,476	$68,730
Revenue under longer-term contracts	19,378	23,589	37,074	46,813
Total	$58,914	$58,429	$110,550	$115,543

Contract Liabilities

Timing may differ between the satisfaction of performance obligations and the invoicing and collections of amounts related to the Company’s contracts with customers. Liabilities are recorded for amounts that are collected in advance of the satisfaction of performance obligations. Additionally, certain customers may receive credits, which are accounted for as a material right. The Company estimates these amounts based on the expected amount of future services to be provided to the customer and allocates a portion of the transaction price to these material rights. The Company recognizes these material rights as the material rights are exercised. The resulting material rights amounts included in the contract liabilities on the accompanying Condensed Consolidated Balance Sheets was $1.9 million at both June 30, 2024 and December 31, 2023.

Contract Liabilities
Year-to-Date Activity
Balance at December 31, 2023	$14,721
Billings	54,290
Revenue Recognized	(51,636)
Balance at March 31, 2024	$17,375
Billings	$59,986
Revenue Recognized	(58,914)
Balance at June 30, 2024	$18,447

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
•
Level 2. Observable inputs other than quoted prices in active markets; and
•
Level 3. Unobservable inputs.

The fair value hierarchy of the Company’s financial assets carried at fair value and measured on a recurring basis is as follows:

		Fair Value Measurements at June 30, 2024
	June 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Time deposits (1)	$26,536	$—	$26,536	$—
Pooled bond funds	75,444	—	75,444	—
Total short-term investments	$101,980	$—	$101,980	$—

		Fair Value Measurements at December 31, 2023
	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Time deposits (1)	$25,877	$—	$25,877	$—
Pooled bond funds	73,724	—	73,724	—
Total short-term investments	$99,601	$—	$99,601	$—

(1)
The Company's time deposits consist of domestic deposits which mature within six months (Level 2). All level 2 investments are priced using observable inputs, such as quoted prices in markets that are not active and yield curves.

5. Cash, Cash Equivalents and Short-Term Investments

Cash and cash equivalents are carried at cost, which approximates fair market value. As of June 30, 2024 and December 31, 2023, cash and cash equivalents totaled $237.4 million and $226.7 million, respectively.

Investments are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity, net of tax. Realized gains and losses on the sale of these investments are determined using the specific identification method. There were no realized gains or losses as of June 30, 2024 or December 31, 2023.

Short-term investments consisted of the following:

	June 30, 2024
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Time deposits	$26,536	$—	$—	$26,536
Pooled bond funds	74,728	716	—	75,444
Total short-term investments	$101,264	$716	$—	$101,980

	December 31, 2023
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Time deposits	$25,877	$—	$—	$25,877
Pooled bond funds	73,021	703	—	73,724
Total short-term investments	$98,898	$703	$—	$99,601

6. Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. The Company did not have any intangible assets with indefinite lives other than goodwill as of June 30, 2024 or December 31, 2023. There were no indications of impairment as of June 30, 2024, and the Company believes that, as of the balance sheet dates presented, none of the Company’s goodwill or intangible assets were impaired.

The following table summarizes the Company’s intangible assets, net:

		June 30, 2024
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	5-19	$83,762	$(24,070)	$59,692
Developed websites, technology and patents	10	32,973	(12,293)	20,680
Trademark, trade name and domain name	5-16	7,590	(3,612)	3,978
Proprietary user information database and internet traffic	5	1,100	(1,100)	—
Non-compete agreements	1.5-3	600	(500)	100
Total intangible assets		$126,025	$(41,575)	$84,450

		December 31, 2023
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	5-19	$83,959	$(21,604)	$62,355
Developed websites, technology and patents	10	33,202	(10,802)	22,400
Trademark, trade name and domain name	5-16	7,627	(3,365)	4,262
Proprietary user information database and internet traffic	5	1,106	(1,106)	—
Non-compete agreements	1.5-3	600	(454)	146
Total intangible assets		$126,494	$(37,331)	$89,163

Intangible assets are amortized over their estimated useful lives, which range from eighteen months to nineteen years, using methods of amortization that are expected to reflect the estimated pattern of economic use. The remaining amortization expense will be recognized over a weighted-average period of approximately 6.2 years. Amortization expense was $4.4 million for both the six months ended June 30, 2024 and 2023, respectively. Amortization expense relating to developed websites, technology and patents is recorded within costs of revenues. All other amortization is recorded within operating expenses as the remaining intangible assets consist of customer-related assets which generate website traffic that the Company considers to be in support of selling and marketing activities. The Company did not write off any fully amortized intangible assets in the first six months of 2024 or 2023.

The Company expects amortization expense of intangible assets to be as follows:

Years Ending December 31:	Amortization Expense
2024 (July 1 – December 31)	$4,399
2025	8,760
2026	8,706
2027	8,702
2028	8,702
Thereafter	45,181
Total	$84,450

7. Net Income (Loss) Per Common Share

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per common share is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$1,312	$2,675	$(8,776)	$4,320
Denominator:
Basic:
Weighted average shares of common stock and vested, undelivered restricted stock units outstanding	28,561,086	28,055,201	28,535,740	28,406,230
Diluted:
Weighted average shares of common stock and vested, undelivered restricted stock units outstanding	28,561,086	28,055,201	28,535,740	28,406,230
Effect of potentially dilutive shares (1)	267,329	4,106,877	-	210,038
Total weighted average shares of common stock and vested, undelivered restricted stock units outstanding and potentially dilutive shares	28,828,415	32,162,078	28,535,740	28,616,268
Net Income (Loss) Per Common Share:
Basic:
Net income (loss) applicable to common stockholders	$1,312	$2,675	$(8,776)	$4,320
Weighted average shares of stock outstanding	28,561,086	28,055,201	28,535,740	28,406,230
Basic net income (loss) per common share	$0.05	$0.10	$(0.31)	$0.15
Diluted:
Net income (loss) applicable to common stockholders	$1,312	$3,319	$(8,776)	$4,320
Weighted average shares of stock outstanding	28,828,415	32,162,078	28,535,740	28,616,268
Diluted net income (loss) per common share (1)	$0.05	$0.10	$(0.31)	$0.15

(1)
In calculating diluted net income (loss) per share, 769 thousand shares and 641 thousand shares related to outstanding stock options and unvested, undelivered restricted stock units were excluded for the three and six months ended June 30, 2024, respectively; 1.6 million shares and 1.5 million shares related to outstanding stock options and unvested, undelivered restricted stock units were excluded for the three and six months ended June 30, 2023, respectively. Additionally, for the three months ended June 30, 2023, we excluded the impact of amortization and interest expense relating to our convertible shares from net income (loss) and included in the weighted average shares 3.9 million common shares related to the if-converted basis of our convertible notes. The amortization and interest expense relating to our convertible notes was $0.6 million for the three months ended June 30, 2023. There was no such adjustment for the three and six months ended June 30, 2024 and six months ended June 30, 2023 due to the anti-dilutive nature of the add-back.

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

As of June 30, 2024, approximately $3 million aggregate principal amount of the 2025 Notes remain outstanding. Further details are included below:

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

As of June 30, 2024, the 2026 Notes and 2025 Notes are not convertible.

Whether the 2026 Notes or the 2025 Notes will be convertible in the future prior to the applicable free convertibility date will depend on the satisfaction of the trading price condition or another conversion condition specified in the Indentures. Since the Company may elect to repay the 2026 Notes and the 2025 Notes in cash, shares of our common stock, or a combination of both, the Company has continued to classify the 2026 and the 2025 Notes as long-term debt on its consolidated balance sheet as of June 30, 2024.

The Notes consist of the following:

	June 30, 2024		December 31, 2023
Liability Component:	2026 Notes	2025 Notes	2026 Notes	2025 Notes
Principal	$414,000	$3,040	$414,000	$3,040
Less: unamortized debt issuance costs	5,408	30	6,500	40
Net carrying amount	$408,592	$3,010	$407,500	$3,000

The following table sets forth total interest expense recognized related to the Notes:

	June 30, 2024	June 30, 2023
0.125% Coupon on 2025 Notes	$2	$32
Amortization of debt discount and transaction costs	1,101	1,255
	$1,103	$1,287

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

	June 30, 2024		December 31, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value
Convertible senior notes	$401,942	$411,602	$347,087	$410,500

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

The Company has various non-cancelable lease agreements for certain of its offices with original lease periods expiring between 2024 and 2029. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain it will exercise that option. Leases with renewal options allow the Company to extend the lease term typically between 1 and 5 years. When determining the lease term, renewal options reasonably certain of being exercised are included in the lease term. When determining if a renewal option is reasonably certain of being exercised, the Company considers several economic factors, including but not limited to, the significance of leasehold improvements incurred on the property, whether the asset is difficult to replace, underlying contractual obligations, or specific characteristics unique to that particular lease that would make it reasonably certain that the Company would exercise such option. Renewal and termination options were generally not included in the lease term for the Company’s existing operating leases. Certain of the arrangements have discounted rent periods or escalating rent payment provisions. Leases with an initial term of twelve months or less are not recorded on the condensed consolidated balance sheets. The Company recognizes rent expense on a straight-line basis over the lease term.

As of June 30, 2024, operating lease assets were $15.5 million and operating lease liabilities were $18.5 million. The maturities of the Company’s operating lease liabilities as of June 30, 2024 were as follows:

Minimum Lease
Years Ending December 31:	Payments
2024 (July 1 – December 31)	$2,471
2025	4,072
2026	3,977
2027	3,566
2028	3,402
Thereafter	3,333
Total future minimum lease payments	20,821
Less imputed interest	2,352
Total operating lease liabilities	$18,469

Included in the Consolidated Balance Sheet:
Current operating lease liability	$3,697
Non-current operating lease liability	14,772
Total operating lease liabilities	$18,469

For the six months ended June 30, 2024 and 2023, the total lease cost was comprised of the following amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease expense	$1,026	$1,048	$2,055	$2,104
Short-term lease expense	5	5	9	9
Total lease expense	$1,031	$1,053	$2,064	$2,113

The following summarizes additional information related to operating leases as of June 30, 2024:

As of
June 30, 2024
Weighted-average remaining lease term — operating leases	3.0
Weighted-average discount rate — operating leases	3.4%

If the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate as the discount rate. The Company uses its best judgment when determining the incremental borrowing rate, which is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term to the lease payments in a similar currency.

Litigation

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. At June 30, 2024 and December 31, 2023, the Company did not have any pending or threatened claims, charges, or litigation that it expects would have a material adverse effect on its condensed consolidated financial position, results of operations, or cash flows.

10. Stock-Based Compensation

Stock Option and Incentive Plans

In April 2007, the Company’s board of directors approved the TechTarget, Inc. 2007 Stock Option and Incentive Plan (the “2007 Plan”), which was approved by the stockholders of the Company and became effective upon the consummation of the Company’s IPO in May 2007. The 2007 Plan allowed the Company to grant incentive stock options (“ISOs”), non-qualified stock options (“NSOs”), stock appreciation rights, deferred stock awards, restricted stock units and other awards. Under the 2007 Plan, stock options could not be granted at less than fair market value on the date of grant and grants generally vested over a three-year to four-year period. Stock options granted under the 2007 Plan expire no later than ten years after the grant date. Additionally, beginning with awards made in August 2015, the Company had the option to direct a net issuance of shares for satisfaction of tax liability with respect to vesting of awards and delivery of shares. Prior to August 2015, this choice of settlement method was solely at the discretion of the award recipient. The 2007 Plan expired in May 2017.

No new awards may be granted under the 2007 Plan; however, the shares of common stock remaining in the 2007 Plan are available for issuance in connection with previously awarded grants under the 2007 Plan. There are 20,000 shares of common stock that remain subject to outstanding stock grants under the 2007 Plan as of June 30, 2024.

In March 2017, the Company’s board of directors approved the TechTarget, Inc. 2017 Stock Option and Incentive Plan (the “2017 Plan”), which was approved by the stockholders of the Company at the 2017 Annual Meeting and became effective June 16, 2017. The 2017 Plan replaces the Company’s 2007 Plan. On June 16, 2017, 3,000,000 shares of the Company’s common stock were reserved for issuance under the 2017 Plan and, generally, shares that are forfeited or canceled from awards under the 2017 Plan also will be available for future awards. In April 2021, the stockholders of the Company authorized the issuance of up to an additional 3,800,000 shares of the Company’s common stock under the 2017 Plan. Under the 2017 Plan, the Company may grant restricted stock and restricted stock units, non-qualified stock options, stock appreciation rights, performance awards, and other stock-based and cash-based awards. Grants generally vest in equal tranches over a three-year period. Stock options granted under the 2017 Plan expire no later than ten years after the grant date. Shares of stock issued pursuant to restricted stock awards are restricted in that they are not transferable until they vest. Shares of stock underlying awards of restricted stock units are not issued until the units vest. Non-qualified stock options cannot be exercised until they vest. Under the 2017 Plan, all stock options and stock appreciation rights must be granted with an exercise price that is at least equal to the fair market value of the common stock on the date of grant. The 2017 Plan broadly prohibits the repricing of options and stock appreciation rights without stockholder approval and requires that no dividends or dividend equivalents be paid with respect to options or stock appreciation rights. The 2017 Plan further provides that, in the event any dividends or dividend equivalents are declared with respect to restricted stock, restricted stock units, other stock-based awards and performance awards (referred to as “full-value awards”), such dividends or dividend equivalents would be subject to the same vesting and forfeiture provisions as the underlying award. There are a total of 1,630,400 shares of common stock that remain subject to outstanding stock-based grants under the 2017 Plan as of June 30, 2024. A total of 1,626,484 shares of common stock remain available for issuance under the 2017 Plan as of June 30, 2024.

Employee Stock Purchase Plan

In April 2022, the Company’s board of directors approved the TechTarget, Inc. 2022 Employee Stock Purchase Plan (the “ESPP”), which was approved by the stockholders of the Company at the 2022 Annual Meeting of Stockholders and became effective June 7, 2022. On June 7, 2022, 600,000 shares of the Company’s common stock were reserved for issuance under the ESPP. After the initial offering period of three months, commencing September 1, 2022, eligible employees may be offered shares of common stock over a twelve-month offering period, which consists of two consecutive six-month purchase periods. Employees may purchase a limited amount (up to $25,000) of shares of the Company’s common stock under the ESPP at a discount of up to 15% of the lesser of the market value of the common stock at either (a) the beginning of the six-month purchase period during which the shares of common stock are purchased or (b) the end of such six-month purchase period. As of June 30, 2024, 523,653 shares of common stock remain available for issuance under the ESPP.

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

A summary of the stock option activity under the Company’s plans for the six months ended June 30, 2024 is presented below:

Six Month Activity	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value(1)
Options outstanding at December 31, 2023	140,000	$38.22	—	—
Granted	25,000	30.21	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Cancelled	—	—	—	—
Options outstanding at June 30, 2024	165,000	$37.01	6.47	$863,275
Options exercisable at June 30, 2024	140,000	$38.22	5.85	$839,275
Options vested or expected to vest at June 30, 2024	163,138	$37.09	6.43	$861,487

(1) The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company’s common stock on June 30, 2024 of $31.17 per share and the exercise price of the underlying options. The total intrinsic value of options exercised was $0 and $81 thousand during the six months ended June 30, 2024 and June 30, 2023, respectively.

The total amount of cash received from exercise of these options was approximately $0 and $18 thousand during the six months ended June 30, 2024 and June 30, 2023, respectively.

Restricted Stock Units

Restricted stock units are valued at the market price of a share of the Company’s common stock on the date of the grant. A summary of the restricted stock unit activity under the Company’s plans for the six months ended June 30, 2024 is presented below:

Year-to-Date Activity	Shares	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Nonvested outstanding at December 31, 2023	1,573,548	$50.22	—
Granted	10,000	34.09	—
Vested	(87,098)	47.05	—
Forfeited	(11,050)	55.64	—
Nonvested outstanding at June 30, 2024	1,485,400	$50.24	$46,299,918

There were 87,098 restricted stock units with a total grant-date fair value of $4.1 million that vested during the six months ended June 30, 2024. There were 69,007 restricted stock units with a total grant-date fair value of $4.4 million that vested during the six months ended June 30, 2023.

As of June 30, 2024, there was $38.3 million of total unrecognized compensation expense related to stock options and restricted stock units, which is expected to be recognized over a weighted average period of 1.4 years.

ESPP Valuation Assumptions

The valuation of ESPP purchase rights and the underlying weighted-average assumptions are summarized as follows:

June 30, 2024
ESPP:
Expected term in years	0.50
Risk-free interest rate	5.42%
Expected volatility	42.27%
Expected dividend yield	—%
Weighted-average fair value per right granted	$8.46

11. Stockholders’ Equity

Common Stock Repurchase Programs

In May 2022, the Company announced that its board of directors had authorized a stock repurchase program (the “May 2022 Repurchase Program”) whereby the Company was authorized to repurchase shares of the Company's common stock having an aggregate purchase prices of up to $50.0 million from time to time on the open market or in privately negotiated transactions at prices and in the manner determined by management. There were no amounts purchased under this plan during the six months ended June 30, 2024 and June 30, 2023. As of June 30, 2024, no amounts remained available under the May 2022 Repurchase Program.

In November 2022, the Company announced that its board of directors had authorized a repurchase program (the “November 2022 Repurchase Program”) whereby the Company was authorized to repurchase shares of the Company’s common stock and Notes having an aggregate purchase price of up to $200.0 million from time to time on the open market or in privately negotiated transactions at prices and in the manner determined by management over the next two years. During the six month period ended June 30, 2023, the Company repurchased 1,318,664 shares for an aggregate purchase price of $50.0 million at an average share price of $37.90 under the November 2022 Repurchase Program. As of June 30, 2024, $92.9 million remained available under the November 2022 Repurchase Program.

Repurchased shares are recorded under the cost method and are reflected as treasury stock in the accompanying Condensed Consolidated Balance Sheets. The Company is restricted from making any repurchases during the period between the execution of the Transaction Agreement and the closing of the proposed transaction without Informa's approval.

Reserved Common Stock

As of June 30, 2024, the Company has reserved (i) 3,276,884 shares of common stock for settlement of outstanding and unexercised options, issuance following vesting of outstanding restricted stock units, and future awards available for grant under the 2007 Plan and 2017 Plan, (ii) 523,653 shares of common stock for use in settling purchases under the ESPP and (iii) 4,389,127 shares of common stock which may be issuable upon conversion of the Notes.

12. Income Taxes

The Company measures its interim period tax expense using an estimated annual effective tax rate and adjustments for discrete taxable events that occur during the interim period. The estimated annual effective income tax rate is based upon the Company’s estimations of annual pre-tax income, the geographic mix of pre-tax income, and its interpretations of tax laws. The Company updates the estimate of its annual effective tax rate at the end of each quarterly period. The Company recorded income tax benefit of $0.6 million for the three months ended June 30, 2024 primarily due to $0.3 million income tax benefit from discrete items, primarily from foreign subsidiary provision to return adjustments. The Company recorded income tax expense of $1.6 million for the six months ended June 30, 2024 primarily as a result of expenses not currently deductible for tax resulting in taxable income in certain jurisdictions. The tax expense for the three months ended June 30, 2024 decreased by approximately $1.5 million, as compared to the same period in 2023, primarily due to a decrease in pretax income that resulted in a $1.1 million decrease in tax expense based on our projected effective tax rate and decrease of $0.4 million of tax expense from discrete items. The tax expense for the six months ended June 30, 2024 decreased by approximately $0.7 million, as compared to the same period in 2023, primarily due to pretax loss for the six months ended June 30

2024 versus pretax income to the same period in 2023. The company recorded income tax expense of $0.9 million and $2.3 million for the three and six months ended June 30, 2023, respectively.

13. Segment Information

The Company views its operations and manages its business as one operating segment which is the business of providing purchase intent marketing and sales services. The Company aggregated its operating segment based upon the similar economic and operating characteristics of its operations.

Geographic Data

Net sales by campaign target area were as follows (1):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
North America	$41,450	$38,978	$76,680	$76,738
International	17,464	19,451	33,870	38,805
Total	$58,914	$58,429	$110,550	$115,543
(1)
Net sales to customers by campaign target area is based on the geo-targeted (target audience) location of the campaign.

Net sales to unaffiliated customers by geographic area were as follows (2):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
United States	$46,835	$44,244	$86,586	$87,918
United Kingdom	5,538	6,022	10,573	12,090
Other international	6,541	8,163	13,391	15,535
Total	$58,914	$58,429	$110,550	$115,543
(2)
Net sales to unaffiliated customers by geographic area is based on the customers’ current billing addresses and does not consider the geo-targeted (target audience) location of the campaign.

Long-lived assets by geographic area were as follows:

	June 30, 2024	December 31, 2023
United States	$220,844	$221,394
International	83,628	86,760
Total	$304,472	$308,154

Long-lived assets are comprised of property and equipment, net; goodwill; and intangible assets, net. No single country outside of the U.S. and the United Kingdom accounted for 1% or more of the Company’s long-lived assets during either of these periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including those discussed below in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2023 under Part I, Item 1A, “Risk Factors,” and in the other documents we file with the Securities and Exchange Commission. Please refer to “Cautionary Note Regarding Forward-Looking Statements” on page 35 of this Quarterly Report on Form 10-Q.

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

We had approximately 32.4 million and 31.1 million registered members and users, which we refer to as our “audiences”, as of June 30, 2024 and 2023, respectively. While the size of our audiences does not provide direct insight into our customer numbers or our revenue, we believe the value of the services we sell to our customers is a direct result of the breadth and reach of this content footprint. This footprint creates the opportunity for our clients to gain business leverage by targeting our audiences through customized marketing programs. Likewise, the behavior exhibited by these audiences enables us to provide our customers with data products designed to improve their marketing and sales efforts. The targeted nature of our audiences enables B2B technology companies to reach a specialized audience efficiently because our content is highly segmented and aligned with the B2B technology companies’ specific products.

Through our ability to identify, reach and influence key decision makers, we have developed a broad customer base and, in 2024, expect to deliver marketing and sales services programs to over 2,000 customers.

On January 10, 2024, we entered into an Agreement and Plan of Merger (the “Transaction Agreement”) with Informa PLC (“Informa”) and certain of our and their subsidiaries. Pursuant to the Transaction Agreement, we and Informa, among other things, agreed to combine our businesses with the business of Informa Intrepid Holdings Inc. (“Informa Tech”), a wholly owned subsidiary of Informa which will own and operate Informa’s digital businesses (Industry Dive, Omdia (including Canalys)), NetLine and certain of its digital media brands (e.g. Information Week, Light Reading, and AI Business), under a new publicly traded holding company (“New TechTarget”). Upon closing, among other things, Informa and its subsidiaries will collectively own 57% of the outstanding common stock of New TechTarget (on a fully diluted basis) and our former stockholders will own the remaining outstanding common stock of New TechTarget. Our former stockholders will also receive a pro rata share of an amount in cash equal to $350 million plus the amount of any EBITDA adjustment (which has been determined to be $0 based upon the terms of the Transaction Agreement), which is estimated as of the date of the Transaction Agreement to be approximately $11.79 per share of our common stock. The various transactions set forth in the Transaction Agreement (the “proposed transaction”) are expected to close in the second half of 2024, subject to satisfaction or waiver of certain customary conditions.

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

Executive Summary

Financial Results for the Six Months Ended June 30, 2024

Our revenue for the six months ended June 30, 2024 decreased by $5.0 million, or 4%, to $110.6 million, compared with $115.5 million, during the same period in 2023. We saw decreased customer spend across the majority of our product suite as continued macro-economic uncertainty in the technology sector remains prevalent. The amount of revenue that we derived from longer-term contracts, which we define as contracts with a term in excess of 270 days, in the second quarter of 2024 decreased 18%, compared to the second quarter of 2023, as customers continue to deploy their budgets across shorter-term solutions/products.

Our international geo-targeted revenue, where our target audience is outside North America (“International”), decreased approximately 13% for the six months ended June 30, 2024, compared with the prior year period driven by the items noted above.

Gross profit percentage was 62% and 68% for the six months ended June 30, 2024 and 2023, respectively. Gross profit decreased by $9.8 million, primarily due to a $5.0 million decrease in revenue and $4.8 million increase in cost of revenue compared to the same period a year ago.

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
•
Customer Demographics. In the three and six months ended June 30, 2024, revenue from our legacy global customers (a static cohort comprised of our 10 historically largest on premises hardware technology companies), increased by approximately 7% and 4% respectively, compared to the same periods in the prior year. The metric measures the year-over-year increase in GAAP revenue from this cohort of customers and is calculated by dividing the GAAP revenue from this cohort of customers for the current year by the GAAP revenue from this cohort of customers for the prior year. We use this information to monitor customer concentration trends within the Company, which we deem an important metric for evaluating revenue diversification. Revenue from our other customers, excluding the legacy global customers described above, decreased by approximately 1% and 6%, compared to the same three and six month periods in the prior year.

Our key strategic initiatives include:

•
Geographic. During the three and six months ended June 30, 2024, approximately 30% and 31% of our revenue was derived from internationally targeted campaigns, respectively. We continue to explore initiatives to grow our international presence.
•
Product. Purchase intent data continues to drive our product road strategy. During 2024, we intend to improve upon our Priority EngineTM offering through Account Intent Feeds, continue enhancement of our IntentMail AI offering, as well as expanding our integration offerings to sales engagement platforms.

Sources of revenues

Revenue changes for the three and six month period ended June 30, 2024, as compared to the same period in 2023, are shown in the table below. See the discussion above and Notes 3 and 13 to our condensed consolidated financial statements for additional information on our revenues.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(dollars in thousands)	2024	2023		2024	2023
North America	$41,450	$38,978	6%	$76,680	$76,738	0%
International	17,464	19,451	-10%	33,870	38,805	-13%
Total	$58,914	$58,429	1%	$110,550	$115,543	-4%

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(dollars in thousands)	2024	2023		2024	2023
Revenue under short-term contracts	$39,536	$34,840	13%	$73,476	$68,730	7%
Revenue under longer-term contracts	19,378	23,589	-18%	37,074	46,813	-21%
Total	$58,914	$58,429	1%	$110,550	$115,543	-4%

We sell customized marketing programs to B2B technology companies targeting a specific audience within a particular enterprise technology or business sector or sub-sector. We maintain multiple points of contact with our customers to provide support throughout their organizations and their customers’ IT sales cycles. As a result, our customers often run multiple advertising programs with us in order to target their desired audience of enterprise technology and business professionals more effectively. There are multiple factors that can impact our customers’ marketing and advertising objectives and spending with us, including but not limited to, IT product launches, increases or decreases to their advertising budgets, the timing of key industry marketing events, responses to competitor activities and efforts to address specific marketing objectives such as creating brand awareness or generating sales leads. Our products and services are generally delivered under short-term contracts that run for the length of a given program, typically less than nine months. In the quarter ended June 30, 2024, approximately 33% of our revenues were from longer-term contracts.

Product and Service Offerings

We use our offerings to provide B2B technology companies with numerous touch points to identify, reach and influence key enterprise technology decision makers. The following is a description of the products and services we offer:

•
IT Deal Alert™ . A suite of data, software and services for B2B technology companies that leverages the detailed purchase intent data we collect on enterprise technology organizations and professionals researching IT purchases via our network of websites and our webinar community platform. Through our proprietary data-capture and scoring methodologies, we use this insight to help our customers identify and prioritize accounts and contacts whose content consumption and online research activities around specific enterprise technology topics indicate that they are “in-market” for a particular B2B technology product or service. The suite of products and services includes Priority Engine™ and Qualified Sales Opportunities™. Priority Engine™ is a subscription service powered by our Activity Intelligence™ platform, which integrates with customer relationship management (“CRM”) and marketing automation platforms (“MAPs”) including Salesforce.com, Marketo, Hubspot, Eloqua, Pardot, and Integrate. The service delivers lead generation workflow solutions designed to enable marketers and sales forces to identify and prioritize accounts and individuals actively researching new technology purchases or upgrades, and then to engage those active prospects. We launched IntentMail AITM in December 2023, which is Priority Engine's AI-powered messaging feature, which enables sellers to automatically generate personalized email copy. In April 2024, we launched Account Intent Feeds through Priority EngineTM. Account Intent Feeds delivers a weekly stream of highly actionable account data directly into CRM and can fuel account-based marketing platforms and other connected systems to enhance the workflows and help go-to-market teams identify, engage and convert in-market accounts more effectively. In June 2024, we announced a strategic partnership with 6sense, a global leader in using AI to help B2B revenue teams create, manage, and convert high-quality pipelines to revenue. The partnership allows mutual customers to create segments through 6sense based on our Account Intent Feeds filters, enabling revenue teams to focus on the right accounts at the right time, drive deeper engagement and generate more revenue from account-based efforts. Qualified Sales Opportunities™ is a product that profiles specific in-progress purchase projects via surveys and interviews with business technology professionals whose research activity and content consumption is indicative of a pending technology purchase. Qualified Sales Opportunities™ includes information on project scope, purchase criteria and vendors considered.
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

Transaction and related expenses. Cost related to the merger of the digital businesses of Informa's Informa Tech Division with TechTarget, Inc., including fees paid for financial advisors, legal services, planning costs, professional accounting and other services.

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

Interest and Other Expense, Net. Interest expense, net consists primarily of interest costs (offset by interest income), and the related amortization of deferred issuance costs on our Notes and amounts borrowed under our current and our prior loan agreements and amortization of premiums on our investments, less any interest income earned on cash, cash equivalents and short-term investments. We historically have invested our cash in money market accounts, municipal bonds, government agency bonds, U.S. Treasury securities, and corporate bonds. Other expense, net consists primarily of non-operating gains or losses, primarily related to realized and unrealized foreign currency gains and losses on trade assets and liabilities.

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

Our critical accounting policies are those that affect our more significant judgments used in the preparation of our condensed consolidated financial statements. A description of our critical accounting policies and estimates is contained in our Annual Report on Form 10-K for the year ended December 31, 2023. Other than those noted in Note 2 to our condensed consolidated financial statements, there were no material changes to our critical accounting policies and estimates during the first six months of 2024.

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

Results of Operations

The following table sets forth our results of operations for the periods indicated, including percentage of total revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2024		2023		2024		2023
Revenue	$58,914	100%	$58,429	100%	$110,550	100%	$115,543	100%
Cost of revenue	21,414	36%	18,406	32%	40,572	37%	35,756	31%
Amortization of acquired technology	703	1%	694	1%	1,405	1%	1,367	1%
Gross profit	36,797	62%	39,329	67%	68,573	62%	78,420	68%
Operating expenses:
Selling and marketing	23,187	39%	24,915	43%	46,150	42%	49,671	43%
Product development	2,644	4%	2,457	4%	5,397	5%	5,066	4%
General and administrative	7,625	13%	7,706	13%	14,320	13%	15,624	14%
Transaction and related expenses	2,069	4%	—	0%	8,595	8%	—	0%
Depreciation	2,302	4%	2,095	4%	4,613	4%	4,095	4%
Amortization	1,498	3%	1,506	3%	2,996	3%	2,999	3%
Total operating expenses	39,325	67%	38,679	66%	82,071	74%	77,455	67%
Operating income (loss)	(2,528)	-4%	650	1%	(13,498)	-12%	965	1%
Interest and other income, net	3,277	6%	2,915	5%	6,349	6%	5,672	5%
Income (loss) before provision for income taxes	749	1%	3,565	6%	(7,149)	-6%	6,637	6%
(Benefit) provision for income taxes	(563)	-1%	890	2%	1,627	1%	2,317	2%
Net income (loss)	$1,312	2%	$2,675	5%	$(8,776)	-8%	$4,320	4%

Comparison of Three Months Ended June 30, 2024 and June 30, 2023

Revenue

	Three Months Ended June 30,
(dollars in thousands)	2024	2023	Increase	Percent Change
Revenue	$58,914	$58,429	$485	1%

Revenue increased by $0.5 million for the three months ended June 30, 2024, as compared to the same period in 2023, primarily due to the following:

•
201 new customers during the second quarter of 2024 which resulted in increased revenues of approximately $4.2 million.
•
Our existing customers decreased their spend by approximately $3.7 million.

Cost of Revenue and Gross Profit

	Three Months Ended June 30,
(dollars in thousands)	2024	2023	Increase (Decrease)	Percent Change
Cost of revenue	$21,414	$18,406	$3,008	16%
Amortization of acquired technology	703	694	9	1%
Total cost of revenue	$22,117	$19,100	$3,017	16%
Gross profit	$36,797	$39,329	$(2,532)	-6%
Gross profit percentage	62%	67%

Cost of Revenue. Cost of Revenue for the three months ended June 30, 2024 increased by $3.0 million as compared to the three months ended June 30, 2023, primarily due to the following:

•
$1.1 million increase in labor and related costs;
•
$1.2 million increase in variable costs attributable to contracted costs related to fulfilling campaigns; and
•
$0.4 million increase in depreciation expense.

Gross Profit. Our gross profit is equal to the difference between our revenue and our cost of revenue for the period. Gross profit percentage was 62% and 67% for the three months ended June 30, 2024 and 2023, respectively. Gross profit decreased by $2.5 million for the three months ended June 30, 2024 compared to the same period in 2023, primarily due to increased cost of revenues. Because the majority of our costs are labor-related, we expect our gross profit to fluctuate from period to period depending on the total revenue for the period.

Operating Expenses and Other

	Three Months Ended June 30,
(dollars in thousands)	2024	2023	Increase (Decrease)	Percent Change
Operating expenses:
Selling and marketing	$23,187	$24,915	$(1,728)	-7%
Product development	2,644	2,457	187	8%
General and administrative	7,625	7,706	(81)	-1%
Transaction and related expenses	2,069	—	2,069	100%
Depreciation	2,302	2,095	207	10%
Amortization	1,498	1,506	(8)	-1%
Total operating expenses	$39,325	$38,679	$646	2%
Interest and other income, net	$3,277	$2,915	$362	12%
(Benefit) Provision for income taxes	$(563)	$890	$(1,453)	-163%

Selling and Marketing. Selling and marketing expenses decreased by $1.7 million for the three months ended June 30, 2024 as compared to the same period in 2023 primarily due to a $1.5 million decrease in stock based compensation and a $0.3 million decrease in labor and related costs.

Product Development. Product development expenses increased by $0.2 million for the three months ended June 30, 2024 as compared to the same period in 2023 primarily due to a $0.2 million increase in labor and related costs.

General and Administrative. General and administrative expenses decreased by $0.1 million for the three months ended June 30, 2024 as compared to the same period in 2023 primarily due to a $0.7 million decrease in bad debt expense offset by a $0.4 million increase in stock based compensation and a $0.2 million increase in labor and related costs.

Transaction and related expenses. Transaction and related expenses increased by $2.1 million for the three months ended June 30, 2024 as compared to the same period in 2023 primarily due to a $2.1 million increase in non-recurring legal and advisor costs relating to the proposed transaction.

Depreciation. Depreciation expense increased by $0.2 million for the three months ended June 30, 2024 as compared to the same period in 2023 primarily due to increased capitalized software expenditures.

Amortization. Amortization expense was approximately the same for the three months ended June 30, 2024 as compared to the same period in 2023.

Interest and other income, net. Interest and other income, net, increased by $0.4 million for the three months ended June 30, 2024 as compared to the same period in 2023 primarily due to a $0.2 million increase in interest income and a $0.1 million decrease in interest expense.

Provision for income taxes. The Company recorded an income tax (benefit) expense of $(0.6) million and $0.9 million for the three months ended June 30, 2024 and 2023, respectively, representing effective income tax rates of (75%) and 25%, respectively. The tax expense for the three months ended June 30, 2024 decreased by approximately $1.5 million primarily due to a decrease in pretax income that resulted in a $1.1 million decrease in tax expense based on our projected effective tax rate and decrease of $0.4 million of tax expense from discrete items.

Comparison of Six Months Ended June 30, 2024 and June 30, 2023

Revenue

	Six Months Ended June 30,
(dollars in thousands)	2024	2023	Increase	Percent Change
Revenues	$110,550	$115,543	$(4,993)	-4%

Revenue decreased by $5.0 million for the six months ended June 30, 2024, as compared to the same period in 2023, primarily due to the following:

•
390 new customers during the first half of 2024 which resulted in increased revenues of approximately $12.0 million.
•
Our existing customers decreased their spend by approximately $17.0 million.

Cost of Revenue and Gross Profit

	Six Months Ended June 30,
(dollars in thousands)	2024	2023	Decrease	Percent Change
Cost of revenue	$40,572	$35,756	$4,816	13%
Amortization of acquired technology	1,405	1,367	38	3%
Total cost of revenue	$41,977	$37,123	$4,854	13%
Gross profit	$68,573	$78,420	$(9,847)	-13%
Gross profit percentage	62%	68%

Cost of Revenue. Cost of Revenue for the six months ended June 30, 2024 increased by $4.8 million as compared to the six months ended June 30, 2023, primarily due to the following:

•
$1.8 million increase in labor and related costs;
•
$2.0 million increase in variable costs attributable to contracted costs related to fulfilling campaigns; and
•
$0.7 million increase in depreciation expense.

Gross Profit. Our gross profit is equal to the difference between our revenue and our cost of revenue for the period. Gross profit percentage was 62% and 68% for the six months ended June 30, 2024 and 2023, respectively. Gross profit decreased by $9.8 million in the six months ended June 30, 2024 compared to the same period in 2023, primarily due to decreased revenue. Because the majority of our costs are labor-related, we expect our gross profit to fluctuate from period to period depending on the total revenue for the period.

Operating Expenses and Other

	Six Months Ended June 30,
(dollars in thousands)	2024	2023	Increase (Decrease)	Percent Change
Operating expenses:
Selling and marketing	$46,150	$49,671	$(3,521)	-7%
Product development	5,397	5,066	331	7%
General and administrative	14,320	15,624	(1,304)	-8%
Transaction and related expenses	8,595	—	8,595	100%
Depreciation	4,613	4,095	518	13%
Amortization	2,996	2,999	(3)	0%
Total operating expenses	$82,071	$77,455	$4,616	6%
Interest and other income, net	$6,349	$5,672	$677	12%
Provision for income taxes	$1,627	$2,317	$(690)	-30%

Selling and Marketing. Selling and marketing expenses decreased by $3.5 million for the six months ended June 30, 2024 as compared to the same period in 2023 primarily due to a $2.7 million decrease in stock based compensation and a $0.8 million decrease in labor and related costs.

Product Development. Product development expenses increased by $0.3 million for the six months ended June 30, 2024 as compared to the same period in 2023 primarily due to a $0.4 million increase in labor and related costs.

General and Administrative. General and administrative expenses decreased by $1.3 million for the six months ended June 30, 2024 as compared to the same period in 2023 primarily due to $2.4 million decrease in bad debt expense offset by a $0.7 million increase in stock based compensation and a $0.2 million increase in labor and related costs.

Transaction and related expenses. Transaction and related expenses increased by $8.6 million for the six months ended June 30, 2024 as compared to the same period in 2023 primarily due to an $8.6 million increase in non-recurring legal and advisor costs relating to the proposed transaction.

Depreciation. Depreciation expense increased by $0.5 million for the six months ended June 30, 2024 as compared to the same period in 2023 primarily due to increased capitalized software expenditures.

Amortization. Amortization expense was approximately the same for the six months ended June 30, 2024 as compared to the same period in 2023.

Interest and other income, net. Interest and other income, net, increased by $0.7 million for the six months ended June 30, 2024 as compared to the same period in 2023 primarily due to a $0.6 million increase in interest income.

Provision for income taxes. The Company recorded an income tax expense of $1.6 million and $2.3 million for the six months ended June 30, 2024 and 2023, respectively, representing effective income tax rate was (23%) and 35%, respectively. The tax expense for the six months ended June 30, 2024 decreased by approximately $0.7 million primarily due to the fact we recorded a pretax loss for the six months ended June 30, 2024 compared to pretax income during the same period in 2023.

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

Liquidity and Capital Resources

Resources

Our cash, cash equivalents and short-term investments at June 30, 2024 totaled $339.4 million, a $13.1 million increase from December 31, 2023, primarily driven by the cash generated from our operating activities of $21.2 million, proceeds from ESPP of $0.5 million, offset in part by capital expenditures of $8.4 million. We believe that our existing cash, cash equivalents and short-term investments, and our cash flow from operating activities will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion internationally, future acquisitions we might undertake and any expansion into complementary businesses. To the extent that our cash, cash equivalents and short-term investments, and cash flow from operating activities are insufficient to fund our future activities, we may raise additional funds through additional bank credit arrangements or public or private equity or debt financings; provided that with certain of the foregoing actions, if we were to move forward with them, we would be required to obtain Informa's approval under the Transaction Agreement, subject to certain exceptions.

(dollars in thousands)	June 30, 2024	December 31, 2023
Cash, cash equivalents and short-term investments	$339,385	$326,269
Accounts receivable, net	$42,774	$39,239

Cash, Cash Equivalents and Short-Term Investments

Our cash, cash equivalents and short-term investments at June 30, 2024 were held for working capital purposes and were invested primarily in pooled bond funds. We do not enter into investments for trading or speculative purposes.

Accounts Receivable, Net

Our accounts receivable balance fluctuates from period to period, which affects our cash flows from operating activities. The fluctuations vary depending on the timing with which we meet our performance obligations and on the timing of our cash collections, as well as on changes to our allowance for doubtful accounts. We use days sales outstanding (“DSO”) as a measurement of the quality and status of our receivables since lower DSO is generally correlated with higher collection rates. We define DSO as net accounts receivable at quarter end divided by total revenue for the applicable period, multiplied by the number of days in the applicable period. DSO was 66 days and 63 days at June 30, 2024 and December 31, 2023, respectively.

Cash Flows

	Six Months Ended June 30,
(dollars in thousands)	2024	2023
Net cash provided by operating activities	$21,213	$27,974
Net cash used in investing activities	$(10,766)	$(83,462)
Net cash provided by (used in) financing activities	$424	$(51,776)

Operating Activities

Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, provisions for bad debt, stock-based compensation, deferred income taxes, and the effect of changes in working capital and other activities. Cash provided by operating activities for the six months ended June 30, 2024 and 2023 was $21.2 million and $28.0 million, respectively.

The decrease in cash provided by operating activities was primarily the result of a decrease in revenue, changes in working capital and transaction expenses charged to earnings.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2024 and 2023 was $10.8 million and $83.5 million, respectively, and was driven by the purchase of investments and the purchase of property and equipment, primarily for internal-use software, and to a lesser extent, computer equipment.

Capital Expenditures

We have made capital expenditures primarily for computer equipment and related software needed to host our websites, internal-use software development costs, as well as for leasehold improvements and other general purposes to support our growth. Our capital expenditures totaled $8.4 million and $7.3 million for the six months ended June 30, 2024 and 2023, respectively. The majority of our capital expenditures in the first six months of 2024 were for internal-use software and website development costs and, to a lesser extent, computer equipment and related software. We capitalized internal-use software and website development costs of $8.2 million and $7.0 million for the six months ended June 30, 2024 and 2023, respectively. We are not currently party to any purchase contracts related to future capital expenditures.

Financing Activities

In the first six months of 2024, we generated $0.4 million from financing activities, related to the issuance of common stock from ESPP offset by tax withholdings related to net share settlements. In the first six months of 2023, we used $51.8 million for financing activities, consisting primarily of $2.3 million for the payment of contingent consideration related to our 2021 acquisitions, $0.2 million for tax withholdings related to net share settlements and $50.0 million for the repurchase of shares of our common stock.

Repurchase Programs

In May 2022, we announced that our board of directors had authorized a stock repurchase program (the “May 2022 Repurchase Program”) whereby we were authorized to repurchase shares of our common stock having an aggregate purchase prices of up to $50.0 million from time to time on the open market or in privately negotiated transactions at prices and in the manner determined by management. There were no amounts purchased under this plan during the six months ended June 30, 2024 and June 30, 2023. As of June 30, 2024, no amounts remained available under the May 2022 Repurchase Program.

In November 2022, we announced that our board of directors had authorized a new repurchase program (the “November 2022 Repurchase Program”) whereby we were authorized to repurchase shares of our common stock and convertible senior notes having an aggregate purchase price of up to $200.0 million from time to time on the open market or in privately negotiated transactions at prices and in the manner determined by management over the next two years. During the six month period ended June 30, 2023, we repurchased 1,318,664 shares for an aggregate purchase price of $50.0 million at an average share price of $37.90 under the November 2022 Repurchase Program. There were no amounts purchased under the November 2022 Repurchase Program during the six months ended June 30, 2024. As of June 30, 2024, $92.9 million remained available under the November 2022 Repurchase Program. We are restricted from making any repurchases during the period between the execution of the Transaction Agreement and the closing of the proposed transaction without Informa's approval.

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

The 2026 Notes have an initial conversion rate of 7.6043 shares of common stock per $1,000 principal amount of 2026 Notes. This represents an initial effective conversion price of approximately $131.50 per share of common stock and 3,148,180 shares issuable upon conversion. Throughout the term of the 2026 Notes, the conversion rate may be adjusted upon the occurrence of certain events. As of June 30, 2024, no such adjustment has occurred. Holders of the 2026 Notes will not receive any cash payment representing accrued and unpaid interest, if any, upon conversion of a 2026 Note.

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

The 2025 Notes have an initial conversion rate of 14.1977 shares of common stock per $1,000 principal amount of the Notes. This represents an initial effective conversion price of approximately $70.43 per share of common stock and 2,857,447 shares issuable upon conversion of the full aggregate principal amount of the 2025 Notes. Throughout the term of the 2025 Notes, the conversion rate may be adjusted upon the occurrence of certain events. As of June 30, 2024, no such adjustment has occurred. Holders of the 2025 Notes will not receive any cash payment representing accrued and unpaid interest, if any, upon conversion of a Note, except in limited circumstances. Accrued but unpaid interest will be deemed to be paid by cash, shares of our common stock or a combination of cash and shares of our common stock paid or delivered, as the case may be, to the holder upon conversion of the Notes.

After the induced conversion of $149.9 million aggregate principal amount of the 2025 Notes in December 2021, approximately $51 million of aggregate principal of 2025 Notes remain outstanding. In August 2023, the Company repurchased $48.3 million aggregate principal amount of the 2025 Notes for $42.6 million in cash including transaction fees. As of June 30, 2024, 43,163 shares were issuable upon conversion of the full aggregate principal amounts of such remaining 2025 Notes.

In August 2023, under the November 2022 Repurchase Program we repurchased $48.3 million aggregate principal amount of the 2025 Notes for $42.6 million including transaction fees, which resulted in a gain on early extinguishment of debt of $5 million. See Note 8 to our condensed consolidated financial statements “Convertible Notes and Loan Agreement” for additional information.

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

Foreign Currency Exchange Risk

We currently have subsidiaries in the United Kingdom, Hong Kong, Australia, Singapore, Germany and France. Approximately 22% of our revenue for the six months ended June 30, 2024 was derived from customers with billing addresses outside of the United States and our foreign exchange gains/losses were not significant. We currently believe our exposure to foreign currency exchange rate fluctuations is financially immaterial and therefore have not entered into foreign currency hedging transactions. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in the future. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Our continued international expansion increases our exposure to exchange rate fluctuations and as a result such fluctuations could have a significant impact on our future results of operations. We also maintain receivables and cash accounts denominated in currencies other than the local currency, which exposes us to foreign exchange rate movements.

In addition, our foreign subsidiaries have certain amounts of Goodwill and Intangibles which expose us to foreign currency exchange rate fluctuations. These exchange rate fluctuations are included as a component of other comprehensive (loss) income.

Interest Rate Risk

At June 30, 2024, we had cash, cash equivalents and short-term investments of $339.4 million. The investments were held in bond funds and time deposits. The cash, cash equivalents and short-term investments were held for working capital purposes. We have not entered into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value as a result of increases in interest rates. Declines in interest rates, however, would reduce future investment income.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended June 30, 2024, management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures as of June 30, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal controls that occurred during the second quarter of 2024 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

			Incorporated by Reference to
Exhibit No.	Description of Exhibit	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

2.1*	Agreement and Plan of Merger, dated as of January 10, 2024, by and among TechTarget, Inc., Toro CombineCo., Toro Acquisition Sub, LLC, Informa PLC, Informa US Holdings Limited, and Informa Intrepid Holdings Inc.	8-K	2.1	1/11/2024	001-33472

3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	3.1	11/13/2007	001-33472

3.2	Amended and Restated Bylaws of TechTarget, Inc.	10-K	3.2	02/28/2024	001-33472

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

TECHTARGET, INC.
(Registrant)

Date: August 8, 2024	By:	/s/ MICHAEL COTOIA
Michael Cotoia, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 8, 2024	By:	/s/ DANIEL NORECK
Daniel Noreck, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)