Form 10-Q
period 2024-09-30
TechTarget Inc
filed 2024-11-12
CIK 1293282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 8, 2024 the registrant had 29,235,043 shares of common stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TechTarget, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
Assets	(Unaudited)	(Unaudited)
Current assets:
Cash and cash equivalents	$278,519	$226,668
Short-term investments	77,310	99,601
Accounts receivable, net of allowance for doubtful accounts of $2,996 and $5,028, respectively	40,438	39,239
Prepaid taxes	3,928	1,634
Prepaid expenses and other current assets	5,660	4,331
Total current assets	405,855	371,473
Property and equipment, net	26,851	24,917
Goodwill	196,004	194,074
Intangible assets, net	84,755	89,163
Operating lease assets with right-of-use	14,605	17,166
Deferred tax assets	4,248	2,445
Other assets	652	650
Total assets	$732,970	$699,888
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,616	$5,312
Current operating lease liabilities	3,556	4,049
Accrued expenses and other current liabilities	8,133	9,041
Accrued compensation expenses	1,817	1,345
Income taxes payable	1,201	2,522
Contract liabilities	17,354	14,721
Total current liabilities	38,677	36,990
Non-current operating lease liabilities	13,933	16,615
Convertible senior notes	412,154	410,500
Deferred tax liabilities	18,730	12,856
Total liabilities	483,494	476,961
Leases and contingencies (see Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 59,480,004 and 58,659,065 shares issued, respectively; 29,235,043 and 28,415,144 shares outstanding, respectively	59	59
Treasury stock, at cost; 30,244,961 and 30,243,921 shares, respectively	(329,118)	(329,118)
Additional paid-in capital	504,471	471,696
Accumulated other comprehensive loss	(276)	(4,542)
Retained earnings	74,340	84,832
Total stockholders’ equity	249,476	222,927
Total liabilities and stockholders’ equity	$732,970	$699,888

See accompanying Notes to Condensed Consolidated Financial Statements.

TechTarget, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$58,472	$57,128	$169,022	$172,671
Cost of revenue(1)	21,298	18,250	61,870	54,006
Amortization of acquired technology	723	700	2,128	2,067
Gross profit	36,451	38,178	105,024	116,598
Operating expenses:
Selling and marketing(1)	22,269	23,944	68,419	73,615
Product development(1)	2,948	2,700	8,345	7,766
General and administrative(1)	6,607	7,383	20,927	23,007
Transaction and related expenses	2,645	—	11,240	—
Depreciation, excluding depreciation of $1,380, $996, $3,832 and $2,760, respectively, included in cost of revenue	2,317	2,180	6,930	6,275
Amortization	1,513	1,502	4,509	4,501
Total operating expenses	38,299	37,709	120,370	115,164
Operating income (loss)	(1,848)	469	(15,346)	1,434
Interest and other income, net	3,609	2,791	9,958	8,463
Gain from early extinguishment of debt	—	5,033	—	5,033
Income (loss) before provision for income taxes	1,761	8,293	(5,388)	14,930
Provision for income taxes	3,477	6,551	5,104	8,868
Net income (loss)	$(1,716)	$1,742	$(10,492)	$6,062
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on investments (net of tax provision effect of $217, $6, $213 and $(16), respectively)	$766	$21	$752	$(58)
Foreign currency translation gain (loss)	4,067	(2,459)	3,514	1,228
Other comprehensive income (loss)	4,833	(2,438)	4,266	1,170
Comprehensive income (loss)	$3,117	$(696)	$(6,226)	$7,232
Net income (loss) per common share:
Basic	$(0.06)	$0.06	$(0.37)	$0.21
Diluted	$(0.06)	$0.06	$(0.37)	$0.21
Weighted average common shares outstanding:
Basic	28,868	28,073	28,646	28,295
Diluted	28,868	28,206	28,646	28,484

(1) Amounts include stock-based compensation expense as follows:

Cost of revenue	$725	$877	$2,096	$2,529
Selling and marketing	5,466	7,064	18,190	22,445
Product development	534	419	1,473	1,308
General and administrative	3,021	3,166	10,789	10,204

See accompanying Notes to Condensed Consolidated Financial Statements.

TechTarget, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share data)

(Unaudited)

	Common Stock		Treasury Stock
	Number of Shares	$0.001 Par Value	Number of Shares	Cost	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
Balance, December 31, 2023	58,659,065	$59	30,243,921	$(329,118)	$471,696	$(4,542)	$84,832	$222,927
Issuance of common stock from restricted stock awards	133,490	—	—	—	—	—	—	—
Impact of net settlements	290	—	290	—	(139)	—	—	(139)
Stock-based compensation expense	—	—	—	—	11,459	—	—	11,459
Unrealized loss on investments	—	—	—	—	—	(23)	—	(23)
Unrealized loss on foreign currency exchange	—	—	—	—	—	(642)	—	(642)
Net loss	—	—	—	—	—	—	(10,088)	(10,088)
Balance, March 31, 2024	58,792,845	$59	30,244,211	$(329,118)	$483,016	$(5,207)	$74,744	$223,494
Issuance of common stock from restricted stock awards	2,000	—	—	—	—	—	—	—
Issuance of common stock from employee stock purchase plan	21,903	—	—	—	563	—	—	563
Stock-based compensation expense	—	—	—	—	11,343	—	—	11,343
Unrealized gain on investments	—	—	—	—	—	9	—	9
Unrealized gain on foreign currency exchange	—	—	—	—	—	89	—	89
Net income	—	—	—	—	—	—	1,312	1,312
Balance, June 30, 2024	58,816,748	$59	30,244,211	$(329,118)	$494,922	$(5,109)	$76,056	$236,810
Issuance of common stock from restricted stock awards	662,506	—	—	—	—	—	—	—
Impact of net settlements	750	—	750	—	(197)	—	—	(197)
Stock-based compensation expense	—	—	—	—	9,746	—	—	9,746
Unrealized gain on investments	—	—	—	—	—	766	—	766
Unrealized gain on foreign currency exchange	—	—	—	—	—	4,067	—	4,067
Net loss	—	—	—	—	—	—	(1,716)	(1,716)
Balance, September 30, 2024	59,480,004	$59	30,244,961	$(329,118)	$504,471	$(276)	$74,340	$249,476

TechTarget, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share data)

(Unaudited)

	Common Stock		Treasury Stock
	Number of Shares	$0.001 Par Value	Number of Shares	Cost	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
Balance, December 31, 2022	57,919,501	$58	28,896,408	$(278,876)	$425,458	$(9,537)	$80,371	$217,474
Issuance of common stock from exercise of options	2,500	—	—	—	18	—	—	18
Issuance of common stock from restricted stock awards	91,152	—	—	—	—	—	—	—
Purchase of common stock through stock buyback	—	—	581,295	(25,000)	—	—	—	(25,000)
Impact of net settlements	912	—	912	—	(177)	—	—	(177)
Excise Tax on repurchased shares	—	—	—	—	(206)	—	—	(206)
Stock-based compensation expense(1)	—	—	—	—	14,176	—	—	14,176
Unrealized gain on investments	—	—	—	—	—	63	—	63
Unrealized gain on foreign currency exchange	—	—	—	—	—	2,029	—	2,029
Net income	—	—	—	—	—	—	1,645	1,645
Balance, March 31, 2023	58,014,065	$58	29,478,615	$(303,876)	$439,269	$(7,445)	$82,016	$210,022
Issuance of common stock from employee stock purchase plan	22,017	—	—	—	650	—	—	650
Issuance of common stock from restricted stock awards	650	—	—	—	—	—	—	—
Purchase of common stock through stock buyback	—	—	737,369	(25,000)	—	—	—	(25,000)
Excise Tax on repurchased shares	—	—	—	—	(250)	—	—	(250)
Stock-based compensation expense	—	—	—	—	12,684	—	—	12,684
Unrealized loss on investments	—	—	—	—	—	(142)	—	(142)
Unrealized gain on foreign currency exchange	—	—	—	—	—	1,658	—	1,658
Net income	—	—	—	—	—	—	2,675	2,675
Balance, June 30, 2023	58,036,732	$58	30,215,984	$(328,876)	$452,353	$(5,929)	$84,691	$202,297
Issuance of common stock from restricted stock awards	563,451	1	—	—	(1)	—	—	—
Impact of net settlements	27,937	—	27,937	—	(4,374)	—	—	(4,374)
Excise Tax on repurchased shares	—	—	—	(201)	456	—	—	255
Stock-based compensation expense	—	—	—	—	11,526	—	—	11,526
Unrealized gain on investments	—	—	—	—	—	21	—	21
Unrealized loss on foreign currency exchange	—	—	—	—	—	(2,459)	—	(2,459)
Net income	—	—	—	—	—	—	1,742	1,742
Balance, September 30, 2023	58,628,120	$59	30,243,921	$(329,077)	$459,960	$(8,367)	$86,433	$209,008

(1) Includes $1.9 million of accrued compensation expense recognized in the previous year for the nine months ended September 30, 2023.

See accompanying Notes to Condensed Consolidated Financial Statements.

TechTarget, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	For the Nine Months Ended
	September 30,
	2024	2023
	(Unaudited)
Operating activities:
Net income (loss)	$(10,492)	$6,062
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	10,762	9,035
Amortization	6,637	6,568
Provision for bad debt	(1,125)	2,003
Stock-based compensation	32,548	36,486
Amortization of debt issuance costs	1,653	1,850
Deferred tax benefit	3,314	(2,137)
Gain on early extinguishment of debt	—	(5,033)
Changes in operating assets and liabilities:
Accounts receivable	(9)	15,055
Operating lease assets with right of use	2,098	1,594
Prepaid expenses and other current assets	(5,160)	166
Other assets	—	(100)
Accounts payable	1,286	1,616
Income taxes payable	202	(4,336)
Accrued expenses and other current liabilities	(972)	(2,147)
Accrued compensation expenses	459	(1,380)
Operating lease liabilities with right of use	(2,786)	(2,435)
Contract liabilities	2,530	(9,067)
Net cash provided by operating activities	40,945	53,800
Investing activities:
Purchases of property and equipment, and other capitalized assets, net	(12,572)	(10,906)
Purchases of investments	(3,383)	(77,261)
Maturities of investments	26,649	—
Net cash provided by (used in) investing activities	10,694	(88,167)
Financing activities:
Tax withholdings related to net share settlements	(336)	(4,551)
Purchase of treasury shares and related costs	—	(50,000)
Proceeds from stock option exercises	—	18
Issuance of common stock from ESPP	563	650
Payment of repurchase of convertible senior notes	—	(42,560)
Payment of earnout liabilities	—	(2,267)
Net cash provided by (used in) financing activities	227	(98,710)
Effect of exchange rate changes on cash and cash equivalents	(15)	660
Net increase (decrease) in cash and cash equivalents	51,851	(132,417)
Cash and cash equivalents at beginning of period	226,668	344,523
Cash and cash equivalents at end of period	$278,519	$212,106
Supplemental disclosure of cash flow information:
Cash paid for taxes, net	$5,506	$15,444
Schedule of non-cash investing and financing activities:
Right of use assets and lease liabilities	$26	$492

See accompanying Notes to Condensed Consolidated Financial Statements.

TechTarget, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data, where otherwise noted, or instances where expressed in millions)

1. Organization and Operations

TechTarget, Inc. (collectively with its subsidiaries, the “Company”) is a global data and analytics leader and software provider for buyers of purchase intent-driven marketing and sales data for enterprise technology vendors. The Company’s service offerings are designed to enable technology vendors to better identify, reach and influence corporate information technology (“IT”) decision-makers actively researching specific IT purchases. The Company offers products and services intended to improve IT vendors’ ability to impact these audiences for business growth using advanced targeting, analytics and data services complemented by customized marketing programs that integrate demand generation, brand advertising techniques, and content curation and creation. The Company operates a network of approximately 150 websites and 838 webinars and virtual event channels, which each focus on a specific IT sector such as storage, security or networking. IT and business professionals have become increasingly specialized, and they have come to rely on the Company’s sector-specific websites and webinars and virtual event channels for purchasing decision support. The Company’s content platforms are designed to enable IT and business professionals to navigate the complex and rapidly changing IT landscape where purchasing decisions can have significant financial and operational consequences. At critical stages of the purchase decision process, these content offerings through different channels are intended to meet IT and business professionals’ needs for expert, peer and IT vendor information and provide platforms on which business-to-business technology companies can launch targeted marketing campaigns which generate measurable return on investment. Based upon the logical clustering of members and users’ respective job responsibilities and the marketing focus of the products being promoted by the Company’s customers, the Company categorizes its content offerings to address the key market opportunities and audience extensions across a portfolio of distinct market categories: Security; Networking; Storage; Data Center and Virtualization Technologies; CIO/IT Strategy; Business Applications and Analytics; Application Architecture and Development; and ANCL Channel.

On January 10, 2024, we entered into an Agreement and Plan of Merger (the “Transaction Agreement”) with Informa PLC (“Informa”) and certain of our and their subsidiaries. Pursuant to the Transaction Agreement, we and Informa, among other things, agreed to combine our businesses with the business of Informa Intrepid Holdings Inc. (“Informa Tech”), a wholly owned subsidiary of Informa which will own and operate Informa’s digital businesses (Industry Dive, Omdia (including Canalys)), NetLine and certain of its digital media brands (e.g. Information Week, Light Reading, and AI Business), under a new publicly traded holding company (“New TechTarget”). Upon closing, among other things, Informa and its subsidiaries will collectively own 57% of the outstanding common stock of New TechTarget (on a fully diluted basis) and our former stockholders will own the remaining outstanding common stock of New TechTarget. Our former stockholders will also receive a pro rata share of an amount in cash equal to $350 million plus the amount of any EBITDA adjustment (which has been determined to be $0 based upon the terms of the Transaction Agreement), which is estimated as of the date of the Transaction Agreement to be approximately $11.71 per share of our common stock. The various transactions set forth in the Transaction Agreement (the “proposed transaction”) are expected to close in the last quarter of 2024, subject to satisfaction or waiver of certain customary conditions. A special meeting will be held on November 26, 2024, at 10:00 a.m., Eastern Time at the offices of Wilmer Cutler Pickering Hale and Dorr LLP, 60 State Street, Boston, Massachusetts 02109 for TechTarget stockholders of record as of the close of business on October 18, 2024, the record date (the “Special Meeting”). At the Special Meeting, the Company’s stockholders will be asked to consider and vote upon proposals to approve the proposed transaction and related matters.

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

At September 30, 2024, the Company’s collectability assessment includes the business and market disruptions caused by macro-economic uncertainty currently being experienced in the technology sector and estimates of expected emerging credit and collectability trends. The continued volatility in market conditions and evolving shifts in credit trends are difficult to predict, causing variability and volatility that may have a material impact on our allowance for credit losses in future periods.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
North America	$41,544	$38,891	$118,224	$115,629
International	16,928	18,237	50,798	57,042
Total	$58,472	$57,128	$169,022	$172,671

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue under short-term contracts	$39,154	$36,560	$112,631	$105,290
Revenue under longer-term contracts	19,318	20,568	56,391	67,381
Total	$58,472	$57,128	$169,022	$172,671

Contract Liabilities

Timing may differ between the satisfaction of performance obligations and the invoicing and collections of amounts related to the Company’s contracts with customers. Liabilities are recorded for amounts that are collected in advance of the satisfaction of performance obligations. Additionally, certain customers may receive credits, which are accounted for as a material right. The Company estimates these amounts based on the expected amount of future services to be provided to the customer and allocates a portion of the transaction price to these material rights. The Company recognizes these material rights as the material rights are exercised. The resulting material rights amounts included in the contract liabilities on the accompanying Condensed Consolidated Balance Sheets was $0.8 million and $1.9 million at September 30, 2024 and December 31, 2023, respectively.

Contract Liabilities
Year-to-Date Activity
Balance at December 31, 2023	$14,721
Billings	54,290
Revenue Recognized	(51,636)
Balance at March 31, 2024	$17,375
Billings	$59,986
Revenue Recognized	(58,914)
Balance at June 30, 2024	$18,447
Billings	$57,379
Revenue Recognized	(58,472)
Balance at September 30, 2024	$17,354

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
•
Level 2. Observable inputs other than quoted prices in active markets; and
•
Level 3. Unobservable inputs.

The fair value hierarchy of the Company’s financial assets carried at fair value and measured on a recurring basis is as follows:

		Fair Value Measurements at September 30, 2024
	September 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Pooled bond funds	$77,310	—	$77,310	—
Total short-term investments	$77,310	$—	$77,310	$—

		Fair Value Measurements at December 31, 2023
	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Time deposits (1)	$25,877	$—	$25,877	$—
Pooled bond funds	73,724	—	73,724	—
Total short-term investments	$99,601	$—	$99,601	$—

(1)
The Company’s time deposits consist of domestic deposits which mature within six months (Level 2). All level 2 investments are priced using observable inputs, such as quoted prices in markets that are not active and yield curves.

5. Cash, Cash Equivalents and Short-Term Investments

Cash and cash equivalents are carried at cost, which approximates fair market value. As of September 30, 2024 and December 31, 2023, cash and cash equivalents totaled $278.5 million and $226.7 million, respectively.

Investments are recorded at fair value with the related unrealized gains and losses included in accumulated other comprehensive income, a component of stockholders’ equity, net of tax. Realized gains and losses on the sale of these investments are determined using the specific identification method. There were no realized gains or losses as of September 30, 2024 or December 31, 2023.

Short-term investments consisted of the following:

	September 30, 2024
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Pooled bond funds	$75,632	$1,678	$—	$77,310
Total short-term investments	$75,632	$1,678	$—	$77,310

	December 31, 2023
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Short-term investments:
Time deposits	$25,877	$—	$—	$25,877
Pooled bond funds	73,021	703	—	73,724
Total short-term investments	$98,898	$703	$—	$99,601

6. Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. The Company did not have any intangible assets with indefinite lives other than goodwill as of September 30, 2024 or December 31, 2023. There were no indications of impairment as of September 30, 2024, and the Company believes that, as of the balance sheet dates presented, none of the Company’s goodwill or intangible assets were impaired.

The following table summarizes the Company’s intangible assets, net:

		September 30, 2024
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	5-19	$85,432	$(25,688)	$59,744
Developed websites, technology and patents	10	34,695	(13,767)	20,928
Trademark, trade name and domain name	5-16	7,873	(3,867)	4,006
Proprietary user information database and internet traffic	5	1,128	(1,128)	—
Non-compete agreements	1.5-3	600	(523)	77
Total intangible assets		$129,728	$(44,973)	$84,755

		December 31, 2023
	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	5-19	$83,959	$(21,604)	$62,355
Developed websites, technology and patents	10	33,202	(10,802)	22,400
Trademark, trade name and domain name	5-16	7,627	(3,365)	4,262
Proprietary user information database and internet traffic	5	1,106	(1,106)	—
Non-compete agreements	1.5-3	600	(454)	146
Total intangible assets		$126,494	$(37,331)	$89,163

Intangible assets are amortized over their estimated useful lives, which range from eighteen months to nineteen years, using methods of amortization that are expected to reflect the estimated pattern of economic use. The remaining amortization expense will be recognized over a weighted-average period of approximately 6.1 years. Amortization expense was $6.6 million for both the nine months ended September 30, 2024 and 2023, respectively. Amortization expense relating to developed websites, technology and patents is recorded within costs of revenues. All other amortization is recorded within operating expenses as the remaining intangible assets consist of customer-related assets which generate website traffic that the Company considers to be in support of selling and marketing activities. The Company did not write off any fully amortized intangible assets in the first nine months of 2024 or 2023.

The Company expects amortization expense of intangible assets to be as follows:

Years Ending December 31:	Amortization Expense
2024 (October 1 – December 31)	$2,269
2025	9,038
2026	8,984
2027	8,979
2028	8,979
Thereafter	46,506
Total	$84,755

7. Net Income (Loss) Per Common Share

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per common share is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$(1,716)	$1,742	$(10,492)	$6,062
Denominator:
Basic:
Weighted average shares of common stock and vested, undelivered restricted stock units outstanding	28,867,873	28,073,459	28,646,451	28,295,306
Diluted:
Weighted average shares of common stock and vested, undelivered restricted stock units outstanding	28,867,873	28,073,459	28,646,451	28,295,306
Effect of potentially dilutive shares (1)	—	132,877	—	188,314
Total weighted average shares of common stock and vested, undelivered restricted stock units outstanding and potentially dilutive shares	28,867,873	28,206,336	28,646,451	28,483,620
Net Income (Loss) Per Common Share:
Basic:
Net income (loss) applicable to common stockholders	$(1,716)	$1,742	$(10,492)	$6,062
Weighted average shares of stock outstanding	28,867,873	28,073,459	28,646,451	28,295,306
Basic net income (loss) per common share	$(0.06)	$0.06	$(0.37)	$0.21
Diluted:
Net income (loss) applicable to common stockholders	$(1,716)	$1,742	$(10,492)	$6,062
Weighted average shares of stock outstanding	28,867,873	28,206,336	28,646,451	28,483,620
Diluted net income (loss) per common share (1)	$(0.06)	$0.06	$(0.37)	$0.21

(1)
In calculating diluted net income (loss) per share, 641 thousand shares and 585 thousand shares related to outstanding stock options and unvested, undelivered restricted stock units were excluded for the three and nine months ended September 30, 2024, respectively; 1.3 million shares and 1.4 million shares related to outstanding stock options and unvested, undelivered restricted stock units were excluded for the three and nine months ended September 30, 2023, respectively. Additionally, for the three and nine months ended September 30, 2024 and September 30, 2023, the interest expense and amortization of note costs relating to the shares issuable upon conversion of our outstanding convertible notes were excluded from the calculation as they would have been anti-dilutive. The interest expense including amortization of note issuance costs, related to convertible notes was $0.6 million and $1.7 million for the three and nine months September 30, 2024, respectively, and $0.6 million and $1.9 million for the three and nine months ended September 30 2023, respectively.

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

As of September 30, 2024, approximately $3 million aggregate principal amount of the 2025 Notes remain outstanding. Further details are included below:

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

As of September 30, 2024, the 2026 Notes and 2025 Notes are not convertible.

Whether the 2026 Notes or the 2025 Notes will be convertible in the future prior to the applicable free convertibility date will depend on the satisfaction of the trading price condition or another conversion condition specified in the Indentures. Since the Company may elect to repay the 2026 Notes and the 2025 Notes in cash, shares of our common stock, or a combination of both, the Company has continued to classify the 2026 and the 2025 Notes as long-term debt on its consolidated balance sheet as of September 30, 2024.

The Notes consist of the following:

	September 30, 2024		December 31, 2023
Liability Component:	2026 Notes	2025 Notes	2026 Notes	2025 Notes
Principal	$414,000	$3,040	$414,000	$3,040
Less: unamortized debt issuance costs	4,861	25	6,500	40
Net carrying amount	$409,139	$3,015	$407,500	$3,000

The following table sets forth total interest expense recognized related to the Notes:

	September 30, 2024	September 30, 2023
0.125% Coupon on 2025 Notes	$3	$42
Amortization of debt discount and transaction costs	1,653	2,598
	$1,656	$2,640

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

	September 30, 2024		December 31, 2023
	Fair Value	Carrying Value	Fair Value	Carrying Value
Convertible senior notes	$407,117	$412,154	$347,087	$410,500

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

As of September 30, 2024, operating lease assets were $14.6 million and operating lease liabilities were $17.5 million. The maturities of the Company’s operating lease liabilities as of September 30, 2024 were as follows:

Minimum Lease
Years Ending December 31:	Payments
2024 (October 1 – December 31)	$1,223
2025	4,115
2026	4,017
2027	3,582
2028	3,405
Thereafter	3,333
Total future minimum lease payments	19,675
Less imputed interest	2,186
Total operating lease liabilities	$17,489

Included in the Consolidated Balance Sheet:
Current operating lease liability	$3,556
Non-current operating lease liability	13,933
Total operating lease liabilities	$17,489

For the nine months ended September 30, 2024 and 2023, the total lease cost was comprised of the following amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease expense	$1,046	$1,058	$3,101	$3,162
Short-term lease expense	4	4	13	13
Total lease expense	$1,050	$1,062	$3,114	$3,175

The following summarizes additional information related to operating leases as of September 30, 2024:

As of
September 30, 2024
Weighted-average remaining lease term — operating leases	3.0
Weighted-average discount rate — operating leases	3.4%

If the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate as the discount rate. The Company uses its best judgment when determining the incremental borrowing rate, which is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term to the lease payments in a similar currency.

Litigation

Following the announcement of the execution of the Merger Agreement, two lawsuits have been filed in the Supreme Court of the State of New York by purported stockholders of the Company, each naming the Company and the members of its board of directors as defendants (the “Complaints”). The first action is captioned Catherine Coffman v. TechTarget, Inc. et al., 655891/2024, and was filed on November 7, 2024. The second action is captioned Susan Finger v. TechTarget, Inc. et al., 655885/2024, and was also filed on November 7, 2024. The Complaints claim that the Definitive Proxy Statement is materially incomplete and misleading in violation of New York common law. In particular, the Complaints generally allege that the Definitive Proxy Statement contains materially misleading and incomplete information concerning, among other things: (i) the Company’s, Informa Tech’s, and the pro forma company’s financial projections; (ii) the data and inputs underlying the financial analyses of the Company’s financial advisor, J.P. Morgan Securities LLC (“J.P. Morgan”); and (iii) potential conflicts of interest between Company insiders and BrightTower Securities, LLC (“BrightTower”). The Complaints also seek to enjoin the transaction, rescind the transaction should it be consummated or an award of damages if the transaction is consummated, and an award of fees and expenses.

The Company has also received correspondence from law firms claiming to represent purported stockholders, who have threatened litigation and/or made other demands relating to the Merger, including that additional disclosures be provided (the “Litigation Matters”). The Company cannot predict whether any of such demands or threats will result in litigation, whether additional demands or litigation may materialize, or the outcome of any such litigation relating to the Merger. If additional similar complaints are filed or additional demands are received, absent new or materially different allegations, the Company will not necessarily disclose them.

The Company and other named defendants in the Complaints deny that they have violated any laws or breached any duties to the Company’s stockholders, and the Company denies all allegations in the Litigation Matters. The Company believes that no supplemental disclosure to the Definitive Proxy Statement was or is required under any applicable law, rule or regulation. However, solely to eliminate the burden and expense of litigation, to moot the plaintiff’s disclosure claims, and to avoid potential delay or disruption to the Merger, the Company has determined to voluntarily supplement the Definitive Proxy Statement. The Company believes that the disclosures set forth in the Definitive Proxy Statement comply fully with applicable law, and nothing shall otherwise be deemed an admission of the legal necessity or materiality under applicable law of any of the disclosures set forth herein.

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. Except as otherwise provided in this note 9, the Company did not have any pending or threatened claims, charges, or litigation that it expects would have a material adverse effect on its condensed consolidated financial position, results of operations, or cash flows.

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

No new awards may be granted under the 2007 Plan; however, the shares of common stock remaining in the 2007 Plan are available for issuance in connection with previously awarded grants under the 2007 Plan. There are 20,000 shares of common stock that remain subject to outstanding stock grants under the 2007 Plan as of September 30, 2024.

In March 2017, the Company’s board of directors approved the TechTarget, Inc. 2017 Stock Option and Incentive Plan (the “2017 Plan”), which was approved by the stockholders of the Company at the 2017 Annual Meeting and became effective June 16, 2017. The 2017 Plan replaces the Company’s 2007 Plan. On June 16, 2017, 3,000,000 shares of the Company’s common stock were reserved for issuance under the 2017 Plan and, generally, shares that are forfeited or canceled from awards under the 2017 Plan also will be available for future awards. In April 2021, the stockholders of the Company authorized the issuance of up to an additional 3,800,000 shares of the Company’s common stock under the 2017 Plan. Under the 2017 Plan, the Company may grant restricted stock and restricted stock units, non-qualified stock options, stock appreciation rights, performance awards, and other stock-based and cash-based awards. Grants generally vest in equal tranches over a three-year period. Stock options granted under the 2017 Plan expire no later than ten years after the grant date. Shares of stock issued pursuant to restricted stock awards are restricted in that they are not transferable until they vest. Shares of stock underlying awards of restricted stock units are not issued until the units vest. Non-qualified stock options cannot be exercised until they vest. Under the 2017 Plan, all stock options and stock appreciation rights must be granted with an exercise price that is at least equal to the fair market value of the common stock on the date of grant. The 2017 Plan broadly prohibits the repricing of options and stock appreciation rights without stockholder approval and requires that no dividends or dividend equivalents be paid with respect to options or stock appreciation rights. The 2017 Plan further provides that, in the event any dividends or dividend equivalents are declared with respect to restricted stock, restricted stock units, other stock-based awards and performance awards (referred to as “full-value awards”), such dividends or dividend equivalents would be subject to the same vesting and forfeiture provisions as the underlying award. There are a total of 1,675,300 shares of common stock that remain subject to outstanding stock-based grants under the 2017 Plan as of September 30, 2024. A total of 918,328 shares of common stock remain available for issuance under the 2017 Plan as of September 30, 2024.

Employee Stock Purchase Plan

In April 2022, the Company’s board of directors approved the TechTarget, Inc. 2022 Employee Stock Purchase Plan (the “ESPP”), which was approved by the stockholders of the Company at the 2022 Annual Meeting of Stockholders and became effective June 7, 2022. On June 7, 2022, 600,000 shares of the Company’s common stock were reserved for issuance under the ESPP. After the initial offering period of three months, commencing September 1, 2022, eligible employees may be offered shares of common stock over a twelve-month offering period, which consists of two consecutive six-month purchase periods. Employees may purchase a limited amount (up to $25,000) of shares of the Company’s common stock under the ESPP at a discount of up to 15% of the lesser of the market value of the common stock at either (a) the beginning of the six-month purchase period during which the shares of common stock are purchased or (b) the end of such six-month purchase period. As of September 30, 2024, 523,653 shares of common stock remain available for issuance under the ESPP.

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

A summary of the stock option activity under the Company’s plans for the nine months ended September 30, 2024 is presented below:

Nine Month Activity	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value(1)
Options outstanding at December 31, 2023	140,000	$38.22	—	—
Granted	25,000	30.21	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Cancelled	—	—	—	—
Options outstanding at September 30, 2024	165,000	$37.01	6.21	$495,575
Options exercisable at September 30, 2024	140,000	$38.22	5.60	$495,575
Options vested or expected to vest at September 30, 2024	163,675	$37.07	6.19	$495,575

(1) The aggregate intrinsic value was calculated based on the positive difference between the fair value of the Company’s common stock on September 30, 2024 of $24.45 per share and the exercise price of the underlying options. The total intrinsic value of options exercised was $0 and $81 thousand during the nine months ended September 30, 2024 and September 30, 2023, respectively.

The total amount of cash received from exercise of these options was approximately $0 and $18 thousand during the nine months ended September 30, 2024 and September 30, 2023, respectively.

Restricted Stock Units

Restricted stock units are valued at the market price of a share of the Company’s common stock on the date of the grant. A summary of the restricted stock unit activity under the Company’s plans for the nine months ended September 30, 2024 is presented below:

Year-to-Date Activity	Shares	Weighted- Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value
Nonvested outstanding at December 31, 2023	1,573,548	$50.22	—
Granted	725,585	27.26	—
Vested	(758,283)	55.41	—
Forfeited	(12,050)	54.35	—
Nonvested outstanding at September 30, 2024	1,528,800	$36.72	$37,379,160

There were 758,283 restricted stock units with a total grant-date fair value of $42.0 million that vested during the nine months ended September 30, 2024. There were 782,665 restricted stock units with a total grant-date fair value of $45.3 million that vested during the nine months ended September 30, 2023.

As of September 30, 2024, there was $48.1 million of total unrecognized compensation expense related to stock options and restricted stock units, which is expected to be recognized over a weighted average period of 2.0 years.

ESPP Valuation Assumptions

The valuation of ESPP purchase rights and the underlying weighted-average assumptions are summarized as follows:

September 30, 2024
ESPP:
Expected term in years	0.50
Risk-free interest rate	5.42%
Expected volatility	42.27%
Expected dividend yield	—%
Weighted-average fair value per right granted	$8.46

11. Stockholders’ Equity

Common Stock Repurchase Programs

In May 2022, the Company announced that its board of directors had authorized a stock repurchase program (the “May 2022 Repurchase Program”) whereby the Company was authorized to repurchase shares of the Company’s common stock having an aggregate purchase price of up to $50.0 million from time to time on the open market or in privately negotiated transactions at prices and in the manner determined by management. There were no amounts purchased under this plan during the nine months ended September 30, 2024 and September 30, 2023, respectively. As of September 30, 2024, no amounts remained available under the May 2022 Repurchase Program.

In November 2022, the Company announced that its board of directors had authorized a repurchase program (the “November 2022 Repurchase Program”) whereby the Company was authorized to repurchase shares of the Company’s common stock and Notes having an aggregate purchase price of up to $200.0 million from time to time on the open market or in privately negotiated transactions at prices and in the manner determined by management over the next two years. During the nine month period ended September 30, 2023, the Company repurchased 1,318,664 shares for an aggregate purchase price of $50.0 million at an average share price of $37.90 and $48.3 million aggregate principal amount of the 2025 Notes under the November 2022 Repurchase Program. As of September 30, 2024, $92.9 million remained available under the November 2022 Repurchase Program.

Repurchased shares are recorded under the cost method and are reflected as treasury stock in the accompanying Condensed Consolidated Balance Sheets. The Company is restricted from making any repurchases during the period between the execution of the Transaction Agreement and the closing of the proposed transaction without Informa’s approval.

Reserved Common Stock

As of September 30, 2024, the Company has reserved (i) 2,613,628 shares of common stock for settlement of outstanding and unexercised options, issuance following vesting of outstanding restricted stock units, and future awards available for grant under the 2007 Plan and 2017 Plan, (ii) 523,653 shares of common stock for use in settling purchases under the ESPP and (iii) 4,389,127 shares of common stock which may be issuable upon conversion of the Notes.

12. Income Taxes

The Company measures its interim period tax expense using an estimated annual effective tax rate and adjustments for discrete taxable events that occur during the interim period. The estimated annual effective income tax rate is based upon the Company’s estimations of annual pre-tax income, the geographic mix of pre-tax income, and its interpretations of tax laws. The Company updates the estimate of its annual effective tax rate at the end of each quarterly period. The Company recorded income tax expense of $3.5 million and $5.1 million for the three and nine months ended September 30, 2024, respectively. The tax expense for the three months ended September 30, 2024 decreased by approximately $3.1 million, as compared to the same period in 2023, primarily due to a decrease in pretax income that resulted in a $3.0 million decrease in tax expense based on the Company’s projected effective tax rate and a decrease of $0.1 million in tax from discrete items related to stock based compensation awards. The tax expense for the nine months ended September 30, 2024 decreased by approximately $3.8 million, as compared to the same period in 2023, primarily due to pretax loss for the nine months ended September 30, 2024 versus pretax income to the same period in 2023. The Company recorded income tax expense of $6.5 million and $8.9 million for the three and nine months ended September 30, 2023, respectively.

13. Segment Information

The Company views its operations and manages its business as one operating segment which is the business of providing purchase intent marketing and sales services. The Company aggregated its operating segment based upon the similar economic and operating characteristics of its operations.

Geographic Data

Net sales by campaign target area were as follows (1):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
North America	$41,544	$38,891	$118,224	$115,629
International	16,928	18,237	50,798	57,042
Total	$58,472	$57,128	$169,022	$172,671
(1)
Net sales to customers by campaign target area is based on the geo-targeted (target audience) location of the campaign.

Net sales to unaffiliated customers by geographic area were as follows (2):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
United States	$46,184	$44,093	$132,769	$132,011
United Kingdom	5,869	5,651	16,436	17,741
Other international	6,419	7,384	19,817	22,919
Total	$58,472	$57,128	$169,022	$172,671
(2)
Net sales to unaffiliated customers by geographic area is based on the customers’ current billing addresses and does not consider the geo-targeted (target audience) location of the campaign.

Long-lived assets by geographic area were as follows:

	September 30, 2024	December 31, 2023
United States	$220,376	$221,394
International	87,234	86,760
Total	$307,610	$308,154

Long-lived assets are comprised of property and equipment, net; goodwill; and intangible assets, net. No single country outside of the U.S. and the United Kingdom accounted for 1% or more of the Company’s long-lived assets during either of these periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including those discussed below in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2023 under Part I, Item 1A, “Risk Factors,” and in the other documents we file with the Securities and Exchange Commission. Please refer to “Cautionary Note Regarding Forward-Looking Statements” on page 37 of this Quarterly Report on Form 10-Q.

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

We had approximately 32.7 million and 31.4 million registered members and users, which we refer to as our “audiences”, as of September 30, 2024 and 2023, respectively. While the size of our audiences does not provide direct insight into our customer numbers or our revenue, we believe the value of the services we sell to our customers is a direct result of the breadth and reach of this content footprint. This footprint creates the opportunity for our clients to gain business leverage by targeting our audiences through customized marketing programs. Likewise, the behavior exhibited by these audiences enables us to provide our customers with data products designed to improve their marketing and sales efforts. The targeted nature of our audiences enables B2B technology companies to reach a specialized audience efficiently because our content is highly segmented and aligned with the B2B technology companies’ specific products.

Through our ability to identify, reach and influence key decision makers, we have developed a broad customer base and, in 2024, expect to deliver marketing and sales services programs to over 2,000 customers.

On January 10, 2024, we entered into an Agreement and Plan of Merger (the “Transaction Agreement”) with Informa PLC (“Informa”) and certain of our and their subsidiaries. Pursuant to the Transaction Agreement, we and Informa, among other things, agreed to combine our businesses with the business of Informa Intrepid Holdings Inc. (“Informa Tech”), a wholly owned subsidiary of Informa which will own and operate Informa’s digital businesses (Industry Dive, Omdia (including Canalys)), NetLine and certain of its digital media brands (e.g. Information Week, Light Reading, and AI Business), under a new publicly traded holding company (“New TechTarget”). Upon closing, among other things, Informa and its subsidiaries will collectively own 57% of the outstanding common stock of New TechTarget (on a fully diluted basis) and our former stockholders will own the remaining outstanding common stock of New TechTarget. Our former stockholders will also receive a pro rata share of an amount in cash equal to $350 million plus the amount of any EBITDA adjustment (which has been determined to be $0 based upon the terms of the Transaction Agreement), which is estimated as of the date of the Transaction Agreement to be approximately $11.71 per share of our common stock. The various transactions set forth in the Transaction Agreement (the “proposed transaction”) are expected to close in the last quarter of 2024, subject to satisfaction or waiver of certain customary conditions. A special meeting will be held on November 26, 2024, at 10:00 a.m., Eastern Time at the offices of Wilmer Cutler Pickering Hale and Dorr LLP, 60 State Street, Boston, Massachusetts 02109 for TechTarget stockholders of record as of the close of business on October 18, 2024, the record date (the “Special Meeting”). At the Special Meeting, our stockholders will be asked to consider and vote upon proposals to approve the proposed transaction and related matters.

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

Executive Summary

Financial Results for the Nine Months Ended September 30, 2024

Our revenue for the nine months ended September 30, 2024 decreased by $3.6 million, or 2%, to $169.0 million, compared with $172.7 million, during the same period in 2023. We saw decreased customer spend across the majority of our product suite as continued macro-economic uncertainty in the technology sector remains prevalent. The amount of revenue that we derived from longer-term contracts, which we define as contracts with a term in excess of 270 days, in the third quarter of 2024 decreased 6%, compared to the third quarter of 2023, as customers continue to deploy their budgets across shorter-term solutions/products.

Our international geo-targeted revenue, where our target audience is outside North America (“International”), decreased approximately 11% for the nine months ended September 30, 2024, compared with the prior year period driven by the items noted above.

Gross profit percentage was 62% and 68% for the nine months ended September 30, 2024 and 2023, respectively. Gross profit decreased by $11.6 million, primarily due to a $3.6 million decrease in revenue and $7.9 million increase in cost of revenue compared to the same period a year ago.

Business Trends

The following discussion highlights key trends affecting our business.

•
Macro-economic Conditions. Because most of our customers are B2B technology companies, the success of our business is intrinsically linked to the health of, and subject to, the market conditions, of the IT industry. Despite the current uncertainty in the economy (i.e. inflation risks, higher interest rates, Russia’s invasion of the Ukraine and conflict in the Middle East), there are several factors indicating positive IT spending over the next few years is likely. We believe there are several IT catalysts such as AI, security, data analytics, and cloud migrations, to name a few. Our growth continues to be driven in large part by the return on the investments we made in our data analytics suite of products, which continues to drive market share gains for us. While we will continue to invest in this growth area, management will also continue to carefully control discretionary spending such as travel and entertainment, and the filling of new and replacement positions, in an effort to maintain profit margins and cash flows.
•
Industry Trends. Our business has been and is likely to continue to be impacted by macro-economic conditions. The macro-economic uncertainty has created a challenging selling environment where we have seen elongated sales cycles, budget cuts and freezes at many of our customers, which has impacted our near-term outlook. We are seeing our international markets perform worse than our domestic markets. We expect this dynamic to continue throughout 2024 because of uncertainty surrounding inflation, interest rates, and geopolitical issues internationally.
•
Customer Demographics. In the three and nine months ended September 30, 2024, revenue from our legacy global customers (a static cohort comprised of our 10 historically largest on premises hardware technology companies), decreased by approximately 7% and increased by approximately 1%, respectively, compared to the same periods in the prior year. The metric measures the year-over-year increase in GAAP revenue from this cohort of customers and is calculated by dividing the GAAP revenue from this cohort of customers for the current year by the GAAP revenue from this cohort of customers for the prior year. We use this information to monitor customer concentration trends internally, which we deem an important metric for evaluating revenue diversification. Revenue from our other customers, excluding the legacy global customers described above, increased by approximately 5% and decreased by approximately 3%, compared to the same three and nine month periods in the prior year.

Our key strategic initiatives include:

•
Geographic. During the three and nine months ended September 30, 2024, approximately 29% and 30% of our revenue was derived from internationally targeted campaigns, respectively. We continue to explore initiatives to grow our international presence.
•
Product. Purchase intent data continues to drive our product road strategy. During 2024, we improved upon our Priority EngineTM offering through Account Intent Feeds, continue enhancement of our IntentMail AI offering, as well as expanding our integration offerings to sales engagement platforms.

Sources of revenues

Revenue changes for the three and nine month period ended September 30, 2024, as compared to the same period in 2023, are shown in the table below. See the discussion above and Notes 3 and 13 to our condensed consolidated financial statements for additional information on our revenues.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(dollars in thousands)	2024	2023		2024	2023
North America	$41,544	$38,891	7%	$118,224	$115,629	2%
International	16,928	18,237	-7%	50,798	57,042	-11%
Total	$58,472	$57,128	2%	$169,022	$172,671	-2%

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(dollars in thousands)	2024	2023		2024	2023
Revenue under short-term contracts	$39,154	$36,560	7%	$112,631	$105,290	7%
Revenue under longer-term contracts	19,318	20,568	-6%	56,391	67,381	-16%
Total	$58,472	$57,128	2%	$169,022	$172,671	-2%

We sell customized marketing programs to B2B technology companies targeting a specific audience within a particular enterprise technology or business sector or sub-sector. We maintain multiple points of contact with our customers to provide support throughout their organizations and their customers’ IT sales cycles. As a result, our customers often run multiple advertising programs with us in order to target their desired audience of enterprise technology and business professionals more effectively. There are multiple factors that can impact our customers’ marketing and advertising objectives and spending with us, including but not limited to, IT product launches, increases or decreases to their advertising budgets, the timing of key industry marketing events, responses to competitor activities and efforts to address specific marketing objectives such as creating brand awareness or generating sales leads. Our products and services are generally delivered under short-term contracts that run for the length of a given program, typically less than nine months. In the quarter ended September 30, 2024, approximately 33% of our revenues were from longer-term contracts.

Product and Service Offerings

We use our offerings to provide B2B technology companies with numerous touch points to identify, reach and influence key enterprise technology decision makers. The following is a description of the products and services we offer:

•
IT Deal Alert™ . A suite of data, software and services for B2B technology companies that leverages the detailed purchase intent data we collect on enterprise technology organizations and professionals researching IT purchases via our network of websites and our webinar community platform. Through our proprietary data-capture and scoring methodologies, we use this insight to help our customers identify and prioritize accounts and contacts whose content consumption and online research activities around specific enterprise technology topics indicate that they are “in-market” for a particular B2B technology product or service. The suite of products and services includes Priority Engine™ and Qualified Sales Opportunities™. Priority Engine™ is a subscription service powered by our Activity Intelligence™ platform, which integrates with customer relationship management (“CRM”) and marketing automation platforms (“MAPs”) including

Salesforce.com, Marketo, Hubspot, Eloqua, Pardot, and Integrate. The service delivers lead generation workflow solutions designed to enable marketers and sales forces to identify and prioritize accounts and individuals actively researching new technology purchases or upgrades, and then to engage those active prospects. We launched IntentMail AITM in December 2023, which is Priority Engine’s AI-powered messaging feature, which enables sellers to automatically generate personalized email copy. In April 2024, we launched Account Intent Feeds through Priority EngineTM. Account Intent Feeds delivers a weekly stream of highly actionable account data directly into CRM and can fuel account-based marketing platforms and other connected systems to enhance the workflows and help go-to-market teams identify, engage and convert in-market accounts more effectively. In June 2024, we announced a strategic partnership with 6sense, a global leader in using AI to help B2B revenue teams create, manage, and convert high-quality pipelines to revenue. The partnership allows mutual customers to create segments through 6sense based on our Account Intent Feeds filters, enabling revenue teams to focus on the right accounts at the right time, drive deeper engagement and generate more revenue from account-based efforts. Qualified Sales Opportunities™ is a product that profiles specific in-progress purchase projects via surveys and interviews with business technology professionals whose research activity and content consumption is indicative of a pending technology purchase. Qualified Sales Opportunities™ includes information on project scope, purchase criteria and vendors considered. In July 2024, we announced the release of Market Monitor™, a new market intelligence offering powered by Priority Engine™ that helps B2B enterprise technology organizations plan their product and go-to-market strategies and adapt to dynamic market shifts and buyer needs. With Market Monitor™, product, business and marketing professionals have access to robust, first-party insights that can help them more accurately identify new market opportunities, the types of accounts and buyers actively researching purchases, topics generating the most interest, and most viewed content. Market Monitor is currently available only to clients of Enterprise Strategy Group’s Annual Research, Advisory & Intent Insights program, with wider data subscription options anticipated later in 2024.
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

Transaction and related expenses. Cost related to the merger of the digital businesses of Informa’s Informa Tech Division with TechTarget, Inc., including fees paid for financial advisors, legal services, planning costs, professional accounting and other services.

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

Our critical accounting policies are those that affect our more significant judgments used in the preparation of our condensed consolidated financial statements. A description of our critical accounting policies and estimates is contained in our Annual Report on Form 10-K for the year ended December 31, 2023. Other than those noted in Note 2 to our condensed consolidated financial statements, there were no material changes to our critical accounting policies and estimates during the first nine months of 2024.

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

Results of Operations

The following table sets forth our results of operations for the periods indicated, including percentage of total revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2024		2023		2024		2023
Revenue	$58,472	100%	$57,128	100%	$169,022	100%	$172,671	100%
Cost of revenue	21,298	36%	18,250	32%	61,870	37%	54,006	31%
Amortization of acquired technology	723	1%	700	1%	2,128	1%	2,067	1%
Gross profit	36,451	62%	38,178	67%	105,024	62%	116,598	68%
Operating expenses:
Selling and marketing	22,269	38%	23,944	42%	68,419	40%	73,615	43%
Product development	2,948	5%	2,700	5%	8,345	5%	7,766	4%
General and administrative	6,607	11%	7,383	13%	20,927	12%	23,007	13%
Transaction and related expenses	2,645	5%	—	0%	11,240	7%	—	0%
Depreciation	2,317	4%	2,180	4%	6,930	4%	6,275	4%
Amortization	1,513	3%	1,502	3%	4,509	3%	4,501	3%
Total operating expenses	38,299	65%	37,709	66%	120,370	71%	115,164	67%
Operating income (loss)	(1,848)	-3%	469	1%	(15,346)	-9%	1,434	1%
Interest and other income, net	3,609	6%	2,791	5%	9,958	6%	8,463	5%
Gain from early extinguishment of debt	-	0%	5,033	9%	-	0%	5,033	3%
Income (loss) before provision for income taxes	1,761	3%	8,293	15%	(5,388)	-3%	14,930	9%
Provision for income taxes	3,477	6%	6,551	11%	5,104	3%	8,868	5%
Net income (loss)	$(1,716)	-3%	$1,742	3%	$(10,492)	-6%	$6,062	4%

Comparison of Three Months Ended September 30, 2024 and September 30, 2023

Revenue

	Three Months Ended September 30,
(dollars in thousands)	2024	2023	Increase	Percent Change
Revenue	$58,472	$57,128	$1,344	2%

Revenue increased by $1.3 million for the three months ended September 30, 2024, as compared to the same period in 2023, primarily due to the following:

•
178 new customers during the third quarter of 2024 which resulted in increased revenues of approximately $3.1 million.
•
Our existing customers decreased their spend by approximately $1.7 million.

Cost of Revenue and Gross Profit

	Three Months Ended September 30,
(dollars in thousands)	2024	2023	Increase (Decrease)	Percent Change
Cost of revenue	$21,298	$18,250	$3,048	17%
Amortization of acquired technology	723	700	23	3%
Total cost of revenue	$22,021	$18,950	$3,071	16%
Gross profit	$36,451	$38,178	$(1,727)	-5%
Gross profit percentage	62%	67%

Cost of Revenue. Cost of Revenue for the three months ended September 30, 2024 increased by $3.0 million as compared to the three months ended September 30, 2023, primarily due to the following:

•
$1.3 million increase in labor and related costs;
•
$1.5 million increase in variable costs attributable to contracted costs related to fulfilling campaigns; and
•
$0.4 million increase in depreciation expense.

Gross Profit. Our gross profit is equal to the difference between our revenue and our cost of revenue for the period. Gross profit percentage was 62% and 67% for the three months ended September 30, 2024 and 2023, respectively. Gross profit decreased by $1.7 million for the three months ended September 30, 2024 compared to the same period in 2023, primarily due to increased cost of revenues. Because the majority of our costs are labor-related, we expect our gross profit to fluctuate from period to period depending on the total revenue for the period.

Operating Expenses and Other

	Three Months Ended September 30,
(dollars in thousands)	2024	2023	Increase (Decrease)	Percent Change
Operating expenses:
Selling and marketing	$22,269	$23,944	$(1,675)	-7%
Product development	2,948	2,700	248	9%
General and administrative	6,607	7,383	(776)	-11%
Transaction and related expenses	2,645	—	2,645	100%
Depreciation	2,317	2,180	137	6%
Amortization	1,513	1,502	11	1%
Total operating expenses	$38,299	$37,709	$590	2%
Interest and other income, net	$3,609	$2,791	$818	29%
Gain from early extinguishment of debt	$-	$5,033	$(5,033)	-100%
Provision for income taxes	$3,477	$6,551	$(3,074)	-47%

Selling and Marketing. Selling and marketing expenses decreased by $1.7 million for the three months ended September 30, 2024 as compared to the same period in 2023 primarily due to a $1.6 million decrease in stock based compensation and a $0.2 million decrease in labor and related costs.

Product Development. Product development expenses increased by $0.2 million for the three months ended September 30, 2024 as compared to the same period in 2023 primarily due to a $0.1 million increase in stock based compensation and a $0.1 million increase in labor and related costs.

General and Administrative. General and administrative expenses decreased by $0.8 million for the three months ended September 30, 2024 as compared to the same period in 2023 primarily due to a $0.7 million decrease in bad debt expense and a $0.1 million decrease in stock based compensation.

Transaction and related expenses. Transaction and related expenses increased by $2.6 million for the three months ended September 30, 2024 as compared to the same period in 2023 primarily due to a $2.6 million increase in non-recurring legal and advisor costs relating to the proposed transaction.

Depreciation. Depreciation expense increased by $0.1 million for the three months ended September 30, 2024 as compared to the same period in 2023 primarily due to increased capitalized software expenditures.

Amortization. Amortization expense was approximately the same for the three months ended September 30, 2024 as compared to the same period in 2023.

Interest and other income, net. Interest and other income, net, increased by $0.8 million for the three months ended September 30, 2024 as compared to the same period in 2023 primarily due to a $0.3 million increase in interest income, a $0.4 million decrease in foreign currency exchange losses, and a $0.1 million decrease in interest expense.

Gain on early extinguishment of debt. Gain on early extinguishment of debt relates to the repurchase of certain of our outstanding 2025 Notes. During the three months ended September 30, 2023, we repurchased $48.3 million aggregate principal amount of the 2025 Notes for $42.6 million, including transaction fees, which resulted in a gain on early extinguishment of debt of $5.0 million. No such repurchases occurred and no such gain was recognized during the three months ended September 30, 2024.

Provision for income taxes. We recorded an income tax expense of $3.5 million and $6.6 million for the three months ended September 30, 2024 and 2023, respectively, representing effective income tax rates of 197% and 79%, respectively. The tax expense for the three months ended September 30, 2024 decreased by approximately $3.1 million, as compared to the same period in 2023, primarily due to a decrease in pretax income that resulted in a $3.0 million decrease in tax expense based on our projected effective tax rate and a decrease of $0.1 million in tax from discrete items related to stock based compensation awards.

Comparison of Nine Months Ended September 30, 2024 and September 30, 2023

Revenue

	Nine Months Ended September 30,
(dollars in thousands)	2024	2023	Decrease	Percent Change
Revenues	$169,022	$172,671	$(3,649)	-2%

Revenue decreased by $3.6 million for the nine months ended September 30, 2024, as compared to the same period in 2023, primarily due to the following:

•
568 new customers during the first nine months of 2024 which resulted in increased revenues of approximately $20.9 million.
•
Our existing customers decreased their spend by approximately $24.5 million.

Cost of Revenue and Gross Profit

	Nine Months Ended September 30,
(dollars in thousands)	2024	2023	Increase (Decrease)	Percent Change
Cost of revenue	$61,870	$54,006	$7,864	15%
Amortization of acquired technology	2,128	2,067	61	3%
Total cost of revenue	$63,998	$56,073	$7,925	14%
Gross profit	$105,024	$116,598	$(11,574)	-10%
Gross profit percentage	62%	68%

Cost of Revenue. Cost of Revenue increased by $7.9 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to the following:

•
$3.1 million increase in labor and related costs;
•
$3.4 million increase in variable costs attributable to contracted costs related to fulfilling campaigns; and
•
$1.1 million increase in depreciation expense.

Gross Profit. Our gross profit is equal to the difference between our revenue and our cost of revenue for the period. Gross profit percentage was 62% and 68% for the nine months ended September 30, 2024 and 2023, respectively. Gross profit decreased by $11.6 million for the nine months ended September 30, 2024 compared to the same period in 2023, primarily due to increased cost of revenue. Because the majority of our costs are labor-related, we expect our gross profit to fluctuate from period to period depending on the total revenue for the period.

Operating Expenses and Other

	Nine Months Ended September 30,
(dollars in thousands)	2024	2023	Increase (Decrease)	Percent Change
Operating expenses:
Selling and marketing	$68,419	$73,615	$(5,196)	-7%
Product development	8,345	7,766	579	7%
General and administrative	20,927	23,007	(2,080)	-9%
Transaction and related expenses	11,240	—	11,240	100%
Depreciation	6,930	6,275	655	10%
Amortization	4,509	4,501	8	0%
Total operating expenses	$120,370	$115,164	$5,206	5%
Interest and other income, net	$9,958	$8,463	$1,495	18%
Gain from early extinguishment of debt	$-	$5,033	$(5,033)	-100%
Provision for income taxes	$5,104	$8,868	$(3,764)	-42%

Selling and Marketing. Selling and marketing expenses decreased by $5.2 million for the nine months ended September 30, 2024 as compared to the same period in 2023 primarily due to a $4.3 million decrease in stock based compensation and a $1.0 million decrease in labor and related costs.

Product Development. Product development expenses increased by $0.6 million for the nine months ended September 30, 2024 as compared to the same period in 2023 primarily due to a $0.5 million increase in labor and related costs and a $0.2 million increase in stock based compensation.

General and Administrative. General and administrative expenses decreased by $2.1 million for the nine months ended September 30, 2024 as compared to the same period in 2023 primarily due to $3.1 million decrease in bad debt expense offset by a $0.6 million increase in stock based compensation and a $0.5 million increase in labor and related costs.

Transaction and related expenses. Transaction and related expenses increased by $11.2 million for the nine months ended September 30, 2024 as compared to the same period in 2023 primarily due to an $11.2 million increase in non-recurring legal and advisor costs relating to the proposed transaction.

Depreciation. Depreciation expense increased by $0.7 million for the nine months ended September 30, 2024 as compared to the same period in 2023 primarily due to increased capitalized software expenditures.

Amortization. Amortization expense was approximately the same for the nine months ended September 30, 2024 as compared to the same period in 2023.

Interest and other income, net. Interest and other income, net, increased by $1.5 million for the nine months ended September 30, 2024 as compared to the same period in 2023 primarily due to a $1.0 million increase in interest income and a $0.4 million decrease in interest expense.

Gain on early extinguishment of debt. Gain on early extinguishment of debt relates to the repurchase of certain of our outstanding 2025 Notes. During the nine months ended September 30, 2023, we repurchased $48.3 million aggregate principal amount of the 2025 Notes for $42.6 million, including transaction fees, which resulted in a gain on early extinguishment of debt of $5.0 million. No such repurchases occurred and no such gain was recognized during the nine months ended September 30, 2024.

Provision for income taxes. We recorded an income tax expense of $5.1 million and $8.9 million for the nine months ended September 30, 2024 and 2023, respectively, representing effective income tax rate was (95%) and 59%, respectively. The tax expense for the nine months ended September 30, 2024 decreased by approximately $3.8 million primarily due to the fact we recorded a pretax loss for the nine months ended September 30, 2024 compared to pretax income during the same period in 2023.

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

Liquidity and Capital Resources

Resources

Our cash, cash equivalents and short-term investments at September 30, 2024 totaled $355.8 million, a $29.5 million increase from December 31, 2023, primarily driven by the cash generated from our operating activities of $40.9 million and proceeds from ESPP of $0.6 million, offset in part by capital expenditures of $12.6 million. We believe that our existing cash, cash equivalents and short-term investments, and our cash flow from operating activities will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future working capital requirements will depend on many factors, including the operations of our existing business, our potential strategic expansion internationally, future acquisitions we might undertake and any expansion into complementary businesses. To the extent that our cash, cash equivalents and short-term investments, and cash flow from operating activities are insufficient to fund our future activities, we may raise additional funds through additional bank credit arrangements or public or private equity or debt financings; provided that with certain of the foregoing actions, if we were to move forward with them, we would be required to obtain Informa’s approval under the Transaction Agreement, subject to certain exceptions.

(dollars in thousands)	September 30, 2024	December 31, 2023
Cash, cash equivalents and short-term investments	$355,829	$326,269
Accounts receivable, net	$40,438	$39,239

Cash, Cash Equivalents and Short-Term Investments

Our cash, cash equivalents and short-term investments at September 30, 2024 were held for working capital purposes and were invested primarily in pooled bond funds. We do not enter into investments for trading or speculative purposes.

Accounts Receivable, Net

Our accounts receivable balance fluctuates from period to period, which affects our cash flows from operating activities. The fluctuations vary depending on the timing with which we meet our performance obligations and on the timing of our cash collections, as well as on changes to our allowance for doubtful accounts. We use days sales outstanding (“DSO”) as a measurement of the quality and status of our receivables since lower DSO is generally correlated with higher collection rates. We define DSO as net accounts receivable at quarter end divided by total revenue for the applicable period, multiplied by the number of days in the applicable period. DSO was 64 days and 63 days at September 30, 2024 and December 31, 2023, respectively.

Cash Flows

	Nine Months Ended September 30,
(dollars in thousands)	2024	2023
Net cash provided by operating activities	$40,945	$53,800
Net cash provided by (used in) investing activities	$10,694	$(88,167)
Net cash provided by (used in) financing activities	$227	$(98,710)

Operating Activities

Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization, provisions for bad debt, stock-based compensation, deferred income taxes, and the effect of changes in working capital and other activities. Cash provided by operating activities for the nine months ended September 30, 2024 and 2023 was $40.9 million and $53.8 million, respectively.

The decrease in cash provided by operating activities was primarily the result of transaction-related expenses charged to earnings.

Investing Activities

Cash provided by investing activities for the nine months ended September 30, 2024 was $10.7 million and cash used in investing activities for the nine months ended September 30, 2023 was $88.2 million. The change in cash provided by investing activities was primarily driven by the purchase and maturity of investments and the purchase of property and equipment, primarily for internal-use software, and to a lesser extent, computer equipment. We capitalized internal-use software and website development costs of $12.2 million and $10.6 million for the nine months ended September 30, 2024 and 2023, respectively.

Capital Expenditures

We have made capital expenditures primarily for computer equipment and related software needed to host our websites, internal-use software development costs, as well as for leasehold improvements and other general purposes to support our growth. Our capital expenditures totaled $12.6 million and $10.9 million for the nine months ended September 30, 2024 and 2023, respectively. The majority of our capital expenditures in the first nine months of 2024 were for internal-use software and website development costs and, to a lesser extent, computer equipment and related software. We capitalized internal-use software and website development costs of $12.2 million and $10.6 million for the nine months ended September 30, 2024 and 2023, respectively. We are not currently party to any purchase contracts related to future capital expenditures.

Financing Activities

In the first nine months of 2024, cash provided by financing activities was $0.2 million due primarily to a $0.6 million increase in proceeds from the issuance of common stock from ESPP offset by a $0.3 million increase in tax withholdings related to net share settlements. In the first nine months of 2023, we used $98.7 million for financing activities, consisting primarily of $2.3 million for the payment of contingent consideration related to our 2021 acquisitions, $4.6 million for tax withholdings related to net share settlements, $50.0 million for the repurchase of shares of our common stock and $42.6 million for the repurchase of certain of our 2025 Notes.

Repurchase Programs

In May 2022, we announced that our board of directors had authorized a stock repurchase program (the “May 2022 Repurchase Program”) whereby we were authorized to repurchase shares of our common stock having an aggregate purchase price of up to $50.0 million from time to time on the open market or in privately negotiated transactions at prices and in the manner determined by management. There were no amounts purchased under this plan during the nine months ended September 30, 2024 and September 30, 2023. As of September 30, 2024, no amounts remained available under the May 2022 Repurchase Program.

In November 2022, we announced that our board of directors had authorized a new repurchase program (the “November 2022 Repurchase Program”) whereby we were authorized to repurchase shares of our common stock and convertible senior notes having an aggregate purchase price of up to $200.0 million from time to time on the open market or in privately negotiated transactions at prices and in the manner determined by management over the next two years. During the nine month period ended September 30, 2023, we repurchased 1,318,664 shares for an aggregate purchase price of $50.0 million at an average share price of $37.90 and $48.3 million aggregate principal amount of the 2025 Notes under the November 2022 Repurchase Program. There were no amounts purchased under the November 2022 Repurchase Program during the nine months ended September 30, 2024. As of September 30, 2024, $92.9 million remained available under the November 2022 Repurchase Program. We are restricted from making any repurchases during the period between the execution of the Transaction Agreement and the closing of the proposed transaction without Informa’s approval.

Repurchased shares were recorded under the cost method and are reflected as treasury stock in the accompanying condensed consolidated Balance Sheets.

Convertible Senior Notes and Term Loan and Credit Facility Borrowings

Convertible Senior Notes

In December 2021, we issued $414 million in aggregate principal amount of 0.00% convertible senior notes (the “2026 Notes”) due December 15, 2026, unless earlier repurchased by us or converted by the holder pursuant to their terms. Special interest, if any, is payable semiannually in arrears on June 15 and December 15 of each year.

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

The 2026 Notes have an initial conversion rate of 7.6043 shares of common stock per $1,000 principal amount of 2026 Notes. This represents an initial effective conversion price of approximately $131.50 per share of common stock and 3,148,180 shares issuable upon conversion. Throughout the term of the 2026 Notes, the conversion rate may be adjusted upon the occurrence of certain events. As of September 30, 2024, no such adjustment has occurred. Holders of the 2026 Notes will not receive any cash payment representing accrued and unpaid interest, if any, upon conversion of a 2026 Note.

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

The 2025 Notes have an initial conversion rate of 14.1977 shares of common stock per $1,000 principal amount of the Notes. This represents an initial effective conversion price of approximately $70.43 per share of common stock and 2,857,447 shares issuable upon conversion of the full aggregate principal amount of the 2025 Notes. Throughout the term of the 2025 Notes, the conversion rate may be adjusted upon the occurrence of certain events. As of September 30, 2024, no such adjustment has occurred. Holders of the 2025 Notes will not receive any cash payment representing accrued and unpaid interest, if any, upon conversion of a Note, except in limited circumstances. Accrued but unpaid interest will be deemed to be paid by cash, shares of our common stock or a combination of cash and shares of our common stock paid or delivered, as the case may be, to the holder upon conversion of the Notes.

After the induced conversion of $149.9 million aggregate principal amount of the 2025 Notes in December 2021, approximately $51 million of aggregate principal of 2025 Notes remain outstanding. In August 2023, we repurchased $48.3 million aggregate principal amount of the 2025 Notes for $42.6 million in cash including transaction fees. As of September 30, 2024, 43,163 shares were issuable upon conversion of the full aggregate principal amounts of such remaining 2025 Notes.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included or referenced in this Quarterly Report on Form 10-Q that address activities, events or developments which we expect will or may occur in the future are forward-looking statements, including statements regarding the intent, belief or our current expectations of we and members of our management team. The words “may,” “will,” “should,” “potential,” “intend,” “expect,” “endeavor,” “seek,” “anticipate,” “estimate,” “overestimate,” “underestimate,” “believe,” “plan,” “could,” “would,” “project,” “predict,” “continue,” “target,” and similar expressions are also intended to identify forward looking statements. Such statements may include those regarding guidance on our future financial results and other projections or measures of our future performance; our expectations concerning market opportunities and our ability to capitalize on them; the amount and timing of the benefits expected from new products or services and other potential sources of additional revenues; the expected timing and structure of our proposed transaction with Informa PLC (“Informa”); our ability to complete the proposed transaction with Informa considering the various closing conditions; the expected benefits of the proposed transaction with Informa, such as improved operations, enhanced revenues and cash flow, synergies, growth potential, market profile, business plans, expanded portfolio and financial strength; and the competitive ability and position of the combined business following the completion of the proposed transaction. Such forward-looking statements are based upon current plans, estimates, and expectations that are subject to risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. We can give no assurance that such plans, estimates, or expectations will be achieved, and therefore, actual results may differ materially from any plans, estimates, or expectations in such forward-looking statements. Important factors that could cause actual results to differ materially from such plans, estimates, or expectations include, but are not limited to, those relating to: market acceptance of our products and services, including continued increased sales of our IT Deal Alert™ offerings and continued increased international growth; that one or more closing conditions to the proposed transaction with Informa, including certain regulatory approvals, may not be satisfied or waived, on a timely basis or otherwise, including that a governmental entity may prohibit, delay, or refuse to grant approval for the consummation of the proposed transaction, may require conditions, limitations, or restrictions in connection with such approvals or that the required approval by our stockholders may not be obtained; the risk that the proposed transaction with Informa may not be completed in the time frame expected or at all; unexpected costs, charges, or expenses resulting from the proposed transaction; uncertainty of the expected financial performance of combined business following completion of the proposed transaction with Informa; failure to realize the anticipated benefits of the proposed transaction with Informa, including as a result of delay in completing the proposed transaction or integrating the relevant portion of the Informa assets being contributed in the proposed transaction (the “Informa Tech business”) with our business; difficulties and delays in achieving revenue and cost synergies; the occurrence of any event that could give rise to termination of the proposed transaction with Informa; potential litigation in connection with the proposed transaction with Informa or other settlements or investigations that may affect the timing or occurrence of the proposed transaction with Informa or result in significant costs of defense, indemnification, and liability; evolving legal, regulatory, and tax regimes; changes in economic, financial, political, and regulatory conditions, in the United States and elsewhere, and other factors that contribute to uncertainty and volatility, natural and man-made disasters, civil unrest, pandemics, geopolitical uncertainty, and conditions that may result from legislative, regulatory, trade, and policy changes associated with the current or subsequent U.S. administration; risks related to disruption of management time from ongoing business operations due to the proposed transaction with Informa; certain restrictions during the pendency of the proposed transaction that may impact our ability to pursue certain business opportunities or strategic transactions; our ability and the ability of the combined business to meet expectations regarding the accounting and tax treatments of the proposed transaction with Informa; the risk that any announcements relating to the proposed transaction with Informa could have adverse effects on the market price of our common stock; the risk that the proposed transaction with Informa and its announcement could have an adverse effect on our ability to retain customers and retain and hire key personnel and maintain relationships with customers, suppliers, employees, stockholders, strategic partners and other business relationships and on our operating results and business generally; market acceptance of our and the Informa Tech business’s products and services; changes in economic, tax, legal or regulatory conditions or other trends affecting the internet, internet advertising and information technology industries; data privacy and artificial intelligence laws, rules and regulations; the impact of foreign currency exchange rates; certain macroeconomic factors facing the global economy, including instability in the regional banking sector, disruptions in the capital markets, economic sanctions and economic slowdowns or recessions, rising inflation and interest rates fluctuations on our results and the results of the Informa Tech business; and other matters included in our SEC filings, including in our Annual Report on Form 10-K for the year ended December 31, 2023.

While the list of factors presented here is considered representative, no such list should be considered to be a complete statement of all potential risks and uncertainties. Unlisted factors may present significant additional obstacles to the realization of forward-looking statements. We caution you not to place undue reliance on any of these forward-looking statements as they are not guarantees of future performance or outcomes and that actual performance and outcomes, including, without limitation, our actual results of operations, financial condition and liquidity may differ materially from those made in or suggested by the forward-looking statements contained herein. Any forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update any forward-looking statements, whether as a result of new information or developments, future events, or otherwise, except as required by law. Neither future distribution of this Quarterly Report on Form 10-Q nor the continued availability of this communication in archive form on our website should be deemed to constitute an update or re-affirmation of these statements as of any future date.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in foreign exchange rates and interest rates. We do not hold or issue financial instruments for trading purposes.

Foreign Currency Exchange Risk

We currently have subsidiaries in the United Kingdom, Hong Kong, Australia, Singapore, Germany and France. Approximately 30% of our revenue for the nine months ended September 30, 2024 was derived from customers with billing addresses outside of the United States and our foreign exchange gains/losses were not significant. We currently believe our exposure to foreign currency exchange rate fluctuations is financially immaterial and therefore have not entered into foreign currency hedging transactions. We continue to review this issue and may consider hedging certain foreign exchange risks through the use of currency futures or options in the future. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Our continued international expansion increases our exposure to exchange rate fluctuations and as a result such fluctuations could have a significant impact on our future results of operations. We also maintain receivables and cash accounts denominated in currencies other than the local currency, which exposes us to foreign exchange rate movements.

In addition, our foreign subsidiaries have certain amounts of Goodwill and Intangibles which expose us to foreign currency exchange rate fluctuations. These exchange rate fluctuations are included as a component of other comprehensive (loss) income.

Interest Rate Risk

At September 30, 2024, we had cash, cash equivalents and short-term investments of $355.8 million. The investments were held in bond funds and time deposits. The cash, cash equivalents and short-term investments were held for working capital purposes. We have not entered into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value as a result of increases in interest rates. Declines in interest rates, however, would reduce future investment income.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the period ended September 30, 2024, management, under the supervision of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures as of September 30, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal controls that occurred during the third quarter of 2024 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time and in the ordinary course of business, the Company may be subject to various claims, charges, and litigation. Information regarding legal proceedings is available in Note 9, “Leases and Contingencies”, to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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

TECHTARGET, INC.
(Registrant)

Date: November 12, 2024	By:	/s/ MICHAEL COTOIA
Michael Cotoia, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 12, 2024	By:	/s/ DANIEL NORECK
Daniel Noreck, Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer)